Form 10-Q
period 1994-03-31
CLEAN HARBORS INC
filed 1994-05-04
CIK 822818

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          ------------------------


                                  Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of The Securities Exchange Act of 1934
                       for the Quarterly Period Ended
                               March 31, 1994
                          -----------------------

     Commission File Number 0-16379

                             Clean Harbors, Inc.
           (Exact name of registrant as specified in its charter)


          Massachusetts                                   04-2997780
     (State of Incorporation)                  (IRS Employer Identification No.)

       1200 Crown Colony Drive, Quincy, MA                02269-9137
     (Address of Principal Executive Offices)             (Zip Code)

                          (617) 849-1800 ext. 4454
            (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.          Yes   X       No
                       -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value                     9,428,504
     -------------------------------------     --------------------------------
                   (Class)                      (Outstanding at April 26, 1994)


================================================================================

                    CLEAN HARBORS, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS


                       PART I:   FINANCIAL INFORMATION


     ITEM 1:   FINANCIAL STATEMENTS                               Pages
                                                                  -------

     Consolidated Statements of Income                            1

     Consolidated Balance Sheets                                  2-3

     Consolidated Statements of Cash Flows                        4-5

     Consolidated Statement of Stockholders' Equity               6

     Notes to Consolidated Financial Statements                   7

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                8-12


                        PART II:   OTHER INFORMATION

     Items No. 1 through 6                                        13

     Signatures                                                   14

     EPS Calculation                                              15

                    CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                  Unaudited
            (in thousands except for earnings per share amounts)

                                                Three Months Ended
                                                     March 31,
                                           ------------------------------
                                             1994                 1993
                                           --------            --------
    Revenues                               $51,285             $43,452

    Cost of revenues                        35,914              28,389

    Selling, general and
      administrative expenses                9,883               9,376

    Depreciation and amortization            2,563               2,463
                                           -------             -------
    Income from operations                   2,925               3,224

    Interest expense, net                    1,819               1,737
                                           -------             -------
     Income before provision
      for income taxes                       1,106               1,487

    Provision for income taxes                 509                 652
                                           -------             -------

    Net income                             $   597             $   835
                                           =======             =======

    Net income per common and
      common equivalent share              $   .05             $   .08
                                           =======             =======
    Weighted average common and
     common equivalent shares
      outstanding                            9,715              10,181
                                           =======             =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                      (1)

                    CLEAN HARBORS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)



                                               March 31,       December 31,
                                                 1994             1993
                                              (Unaudited)
                                            ---------------   --------------
  ASSETS
  Current Assets:
        Cash                                   $  1,318            $    816
        Restricted cash                           1,037               1,037
        Accounts receivable, net of
          allowance for doubtful accounts        45,763              46,736
        Prepaid expenses                          2,157               2,353
        Supplies inventories                      2,571               2,428
        Income tax receivable                       537                 607
                                             ----------          ----------
             Total current assets                53,383              53,977

  Property, plant and equipment:
        Land                                      8,209               8,209
        Buildings and improvements               31,737              31,737
        Vehicles and equipment                   70,677              70,946
        Furniture and fixtures                    2,203               2,201
        Construction in progress                  2,410               1,903
                                             ----------          ----------
                                                115,236             114,996

  Less - Accumulated depreciation
        and amortization                         42,694              40,925
                                             ----------          ----------
  Net fixed assets                               72,542              74,071
                                             ----------          ----------
  Other Assets:
        Goodwill, net                            23,469              23,650
        Permits, net                             14,683              14,906
        Other                                       739                 754
                                             ----------          ----------
                                                 38,891              39,310
                                             ----------          ----------
                                               $164,816            $167,358
                                             ==========          ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                      (2)

                    CLEAN HARBORS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 March 31,       December 31,
                                                   1994              1993
                                                (Unaudited)
                                               --------------    -------------

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term
        obligations                              $  8,898           $  8,917
      Accounts payable                              8,816              9,564
      Accrued disposal costs                        4,541              6,724
      Other accrued expenses                       12,371             10,452
      Income tax payable                               63                ---
                                                ---------          ---------
             Total current liabilities             34,689             35,657
                                                ---------          ---------
   Long-term obligations, less
      current maturities                           60,421             62,507

   Deferred income taxes                            1,823              1,823

   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares;
          Issued and outstanding - none               ---                ---
        Series B Convertible;
          Authorized-156,416 shares; Issued and
          outstanding 112,000 shares at
          March 31, 1994 (liquidation preference
          of $5.6 million)                              1                  1
      Common Stock, $.01 par value
          Authorized - 20,000,000 shares;
          Issued and outstanding - 9,428,504
          shares at March 31, 1994 and
          9,425,829 shares at December 31, 1993        95                 95
      Additional paid-in capital                   58,576             58,556
      Retained earnings                             9,211              8,719
                                                ---------          ---------
       Total stockholders' equity                  67,883             67,371
                                                ---------          ---------
                                                 $164,816           $167,358
                                                =========          =========

      The accompanying notes are an integral part of these consolidated financial statements.

                                     (3)

                    CLEAN HARBORS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Unaudited
                               (in thousands)

                                                       THREE MONTHS ENDING
                                                              MARCH 31,
                                                       --------------------
                                                         1994        1993
                                                        ------      ------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                    $  597       $  835
         Adjustments to reconcile net income to
           net cash provided by operating activities:
               Depreciation and amortization            2,563        2,463
               Deferred taxes payable                     ---          100
               Gain on sale of fixed assets               (74)         ---
         Changes in assets and liabilities, net
           of businesses acquired:
               Accounts receivable                        973        1,702
               Refundable income taxes                     70          153
               Prepaid expenses                           196         (346)
               Supplies inventories                      (143)          12
               Accounts payable                          (748)      (2,668)
               Accrued disposal costs                  (2,183)        (364)
               Other accrued expenses                   1,914         (372)
               Taxes payable                               63         (128)
                                                     --------     --------
         Net cash provided by operating activities      3,228        1,387
                                                     --------     --------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment      (630)      (2,179)
         Increase in permits                              ---          (15)
         Increase in intangible assets                    ---          (53)
         Decrease (increase) in other assets               13          (60)
         Proceeds from sale of fixed assets                76          ---
         Payment for business acquired,
           net of cash acquired                           ---       (1,394)
                                                     --------     --------
         Net cash used in investing activities           (541)      (3,701)
                                                     --------     --------


     The accompanying notes are an integral part of these consolidated financial statements.

                                     (4)

                    CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  Unaudited
                               (in thousands)

                                                       THREE MONTHS ENDING
                                                              MARCH 31,
                                                       -------------------
                                                        1994         1993
                                                       ------       ------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Preferred stock dividend distribution           (100)         (50)
         Net (payments) borrowings on long-term debt   (2,105)       2,255
         Proceeds from exercise of stock options           20          478
         Tax benefit from stock option exercises          ---          261
                                                     --------     --------
         Net cash (used in) provided by
           financing activities                        (2,185)       2,944
                                                     --------     --------
    INCREASE IN CASH AND CASH EQUIVALENTS                 502          630
         Cash and equivalents, beginning of year          816          625
                                                     --------     --------
         Cash and equivalents, end of period           $1,318       $1,255
                                                     ========     ========

    Supplemental Information:

    Supplemental schedule of noncash investing and financing activities:

         On February 16, 1993, the Company acquired all the outstanding capital stock of Spring Grove Resource Recovery, Inc., in exchange for cash and 112,000 shares of Series B Convertible Preferred Stock of Clean Harbors, Inc., with a liquidation value of $5,600,000.



                                       (5)

                    CLEAN HARBORS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Unaudited
                               (in thousands)


                                   Series B
                                Preferred Stock  Common Stock
                                --------------   -------------
                                Number  $0.01    Number  $0.01   Additional               Total
                                  of     Par       of     Par     Paid-In    Retained Stockholders'
                                Shares  Value    Shares  Value    Capital    Earnings     Equity
                                ------  ------   ------  -----    --------   --------  ------------
     Balance at
      December 31, 1993          112     $ 1    9,425     $95    $58,556     $8,719    $67,371

     Preferred stock dividends:
      Series B                   ---     ---      ---      --        ---       (105)      (105)

     Proceeds from exercise
      of stock options           ---     ---        3      --         20        ---         20

     Net Income                  ---     ---      ---      --        ---        597        597
                            --------   ----- --------   ----- ----------  --------- ----------
     Balance at
      March 31, 1994             112     $ 1    9,428     $95    $58,576     $9,211    $67,883
                            ========   ===== ========   ===== ==========  ========= ==========


     The accompanying notes are an integral part of these consolidated financial statements.


                                      (6)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    NOTE 1       Basis of Presentation

         The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the three months ended March 31, 1994 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in Clean Harbors' Report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

    NOTE 2        Significant Accounting Policies

      (A)   Net Income Per Common and Common Equivalent Share

         Net income per common and common equivalent share is based on net income less preferred stock dividend requirements divided by the weighted average number of common and common equivalent shares outstanding during each of the respective periods. Fully diluted net income per common share has not been presented as the amount would not differ significantly from that presented.

    NOTE 3       Financial Arrangements

         At December 31, 1993, the Company had a Revolving Credit Agreement (the "Revolver") with three banks, which permitted borrowings of up to $38,000,000 in cash and allowed the Company to have a maximum of $20,000,000 of letters of credit outstanding. The combination of cash and letters of credit outstanding was limited to $50,000,000 at any one time. At March 31, 1994, borrowings under the Revolver were $31,004,569 (exclusive of outstanding letters of credit). The entire balance of the Revolver matures on July 1, 1996. All borrowings under the Revolver are collateralized by substantially all of the Company's assets.

         On February 1, 1994, the Company and its banks amended the Revolver to increase the amount of the Revolver to $55,000,000. The amended Revolver permits borrowings of up to $40,000,000 in cash, and allows the Company to have up to $20,000,000 of letters of credit outstanding. The combination of cash and letters of credit outstanding may not exceed $55,000,000 at any one time. The amount of the Revolver reduces on April 1, 1995 to $50,000,000.


                                       (7)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


       RESULTS OF OPERATIONS

       REVENUES

             Revenues for the first quarter of 1994 increased 18% to $51,285,000, from revenues of $43,452,000 in the first quarter of the prior year. Combined revenues of the Mid-Atlantic, Midwest, and Central regions grew 37%, offsetting a 7% decline in the Northeast region, which was particularly hard-hit by winter weather in 1994. The Mid-Atlantic region includes the Company's service center in Puerto Rico, which had approximately $7 million of revenue during the first quarter of 1994 from the clean-up of the oil spill from a barge off the coast of Puerto Rico.

             The following table sets forth for the periods indicated the Company's revenues by region, based upon the locations of its service centers. The Company also has sales offices, which may become service centers as business around a sales office develops and the Company adds staff and equipment to support the increasing level of business. During the first quarter of 1994, the Company's sales office in St. Louis, Missouri became a service center, by relocating to larger space and adding field technicians and personnel to service customers. Also during the quarter, the Company relocated its sales personnel from its sales office in Newburgh, New York to other sales locations. The Company now has 20 service centers and eight sales offices.


                               Service Center Revenues By Region
                           For The Five Quarters Ended March 31, 1994
                                   (in thousands; unaudited)

                                           1993                      1994
                      -----------------------------------------   ---------
                        3/31/93     6/30/93   9/30/93  12/31/93     3/31/94
                      ---------   --------- --------- ----------  ---------
         Northeast      $18,506     $21,907   $21,628   $22,865     $17,216
         Mid-Atlantic    14,047      16,228    17,113    16,506      21,382
         Central          5,583       7,409     6,888     6,164       6,413
         Midwest          5,316       6,303     6,409     7,242       6,274
                      ---------   --------- --------- ---------   ---------
         Total          $43,452     $51,847   $52,038   $52,777     $51,285

             The severe winter weather adversely impacted operations throughout the Company's service territory in January and February, causing business to be postponed or canceled. Although the weather caused a shortfall in revenue from its base business in January and February, the Company believes some of the postponed business was realized in March, since overall business in March was better than planned.


                                      (8)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


       COST OF REVENUES

             For the three months ended March 31, 1994, the cost of revenues as a percentage of revenue increased to 70.0% as compared to 65.3% for the same period of the prior year, reflecting the competitive pricing trends in the hazardous waste industry. However, the first quarter's cost of revenues as a percentage of revenue was the same as it was for the preceding quarter ended December 31, 1993. Despite the bad weather during January and February, the Company realized a slight gross margin improvement in its base business from the fourth quarter of 1993. The gross margin on the revenue from the Puerto Rico oil spill was substantially below the gross margin on the Company's base business, since most of the labor involved in the spill cleanup was subcontracted for the project. The Company managed to utilize resources efficiently and control costs during the quarter, so that profitability did not suffer.

             One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Internal waste disposal capabilities have expanded as a result of continued modifications and upgrades at the Company's facilities, and acquisitions of facilities with waste treatment systems not found at other Company plants. For example, in February 1993, the Company acquired Spring Grove Resource Recovery, Inc., the operator of a hazardous waste treatment, storage and disposal facility in Cincinnati, Ohio ("Spring Grove"), which provides hazardous wastewater treatment and pretreatment of waste to stabilize it before it is sent to landfills. The Company continues to benefit from a competitive pricing environment among disposal vendors, such as landfills and incinerators, to whom the Company sends waste for ultimate disposal. As a result, the Company's outside disposal costs decreased to 12.8% of revenue in the first quarter of 1994 (calculated excluding revenue from the Puerto Rico oil spill), from 15.7% of revenue in the first quarter of 1993.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             Selling, general and administrative expenses for the three months ended March 31, 1994 decreased to 19.3% of revenue as compared to 21.6% for the three months ended March 31, 1993. This decrease is primarily due to the cost control efforts begun in the summer of 1993, and the Company's focus on improving productivity and its ratio of billable to nonbillable staff. Since July 1993, the Company has reduced its nonbillable staff by 13%, while increasing its billable staff by 2%. The Company has managed to reduce its payroll base 6% since July 1, 1993, and improve its ratio of billable to nonbillable staff. At March 31, 1994, the Company had 1,459 regular employees; approximately 58% of its workforce was billable personnel, compared to 54% at July 1, 1993. Management of the Company has accomplished the goal it set in the summer of 1993 of driving general and administrative costs to below 20% of revenue. The Company expects its selling, general and administrative expenses in the second quarter of 1994 to be under 20% of revenue.


                                          (9)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


       INTEREST EXPENSE

             Interest expense for the three month periods ended March 31, 1994 and March 31, 1993 was $1,819,000 and $1,737,000, respectively. No interest was capitalized during either quarter. Approximately half of the Company's debt bears interest at floating rates, based either on the "prime" rate or "Eurodollar Rate," which are expected to fluctuate in the future. On May 15, 1994, the Company expects to make a scheduled $7,500,000 prepayment at par on its $30,000,000 senior subordinated notes, which bear interest at 13.25% (the "Senior Notes"). The Company expects to make the May 15, 1994 payment using amounts drawn under its $55,000,000 Revolving Credit Agreement with three banks (the "Revolver"). Amounts drawn under the Revolver will bear interest at The First National Bank of Boston's "base" rate plus 1%. As of April 22, 1994 the "base" rate was 6.75%. Therefore, the Company expects some interest savings after the May 15th prepayment. Further savings may be realized as the Company uses funds generated from operations to pay down the loans outstanding under the Revolver. See Financial Condition and Liquidity below.

       INCOME TAXES

             The effective income tax rate for the first quarter of 1994 was 46%, as compared to 44% in the first quarter of 1993. The effective rates are higher than the combined state and federal statutory rates due in part to the amortization of goodwill for accounting purposes, which is nondeductible for income tax reporting purposes. The effective rate fluctuates depending on the amount of goodwill amortization and other nondeductible amounts as compared to income before taxes. The Company expects its effective income tax rate for 1994 to be approximately 46%.

       RECENT DEVELOPMENTS

             The Company's Cincinnati facility holds a federal Part B license, which was issued in 1985 and expires in 1995, and a state Hazardous Waste Facility Installation and Operation permit which was renewed in December 1993 for a five-year term. On March 31, 1994, the Ohio EPA approved the Company's application for a revised, comprehensive state permit, that expands the range of waste that may be received and treated at the facility, and allows installation of equipment for handling and processing material to be sent to industrial furnaces and used as supplemental fuel.


                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


       FACTORS THAT MAY AFFECT FUTURE RESULTS

             The Company's future operating results may be affected by a number of factors, including the Company's ability to: realize and make permanent the anticipated cost reduction benefits associated with its reengineering program initiated in the summer of 1993; utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory while expanding its product offerings into other markets; and integrate additional hazardous waste management facilities and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers and others which may be opened in the future.

             The Company's operations may be affected by the commencement and completion of major site remediation projects; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; secular changes in the process waste industry towards waste minimization and the propensity for delays in the remedial market; suspension of governmental permits; and fines and penalties for noncompliance with the myriad regulations governing the Company's diverse operations. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

             The Company participates in a highly volatile industry, with multiple competitors, many of which recently have taken large write-offs and asset write-downs and undergone major restructurings, while others have announced they will undergo such restructurings and incur special charges in the near future. The Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price, as well as that of its competitors.

       FINANCIAL CONDITION AND LIQUIDITY

             The Company has financed its operations and capital expenditures by cash flow from operations and additions to long-term debt. Cash provided by operations, before changes in current assets and current liabilities, was $3,087,000 for the three months ended March 31, 1994 and $3,398,000 for the three months ended March 31, 1993.

             During the three months ended March 31, 1994, net reductions in long-term debt were $2,105,000, and the Company spent $630,000 on additions to plant and equipment, as compared to the same period of the prior year when its capital expenditures were $2,179,000 (excluding the cost to acquire Spring Grove), and net additions to long-term debt were $2,255,000. The Company anticipates that its capital expenditures for the remainder of 1994 will be approximately $5,400,000. The Company expects to finance these requirements through cash flow from operations.

                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



       FINANCIAL CONDITION AND LIQUIDITY (continued)

             The Company also continues to investigate the possibility of acquiring additional hazardous waste treatment, storage and disposal facilities, which would be financed by a variety of sources.

             On February 1, 1994, the Company and its banks amended the Revolver to modify certain covenants and increase the amount of the Revolver to $55,000,000. Although the Company's operations are producing cash flow in excess of the amounts required to finance its operations and capital expenditures, the Company asked its banks to increase the revolving credit facility from $50,000,000 to $55,000,000 in anticipation of drawing funds to make the first $7,500,000 prepayment due May 15, 1994 on its Senior Notes. The Revolver permits borrowings of up to $40,000,000 in loans, and allows the Company to have up to $20,000,000 in letters of credit outstanding. The combination of loans and letters of credit outstanding may not exceed $55,000,000 at any one time.

             At March 31, 1994 the loans outstanding under the Revolver were $31,004,569, the letters of credit aggregated $8,995,431, and the Company had available Revolver borrowing capacity of $9,635,185. After the $7,500,000 Senior Note prepayment on May 15, 1994, the Company will have limited borrowing capacity, until it reduces the loans outstanding under the Revolver. The Company believes it will have adequate liquidity for the balance of 1994, since its operations are expected to produce cash flow in excess of the amounts required to finance its operations and capital expenditures.

             The Company has the option of prepaying the remaining $22,500,000 principal balance of the Senior Notes in whole or in part at any time, at par plus a premium of 4.417% if prepaid between May 15, 1994 and May 15, 1995, and thereafter at lower premiums, which decline each year. The Company may decide to issue long-term debt to prepay the remainder of the Senior Notes.

             The amount of the Revolver reduces to $50,000,000 on April 1, 1995. No principal is due under the Revolver until it matures on July 1, 1996. The Company expects to reduce the loans outstanding under the Revolver over the term of the facility by (i) using funds generated from operations to pay down the loans or (ii) issuing common stock or other long-term debt.


                                      (12)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


       Item 1 - Legal Proceedings

             Except as provided below, no reportable events have occurred which would require modification of the discussion under Item 3-Legal Proceedings contained in the Company's Report on Form 10-K for the Year Ended December 31, 1993.

             In April 1988, the Braintree Board of Selectmen issued a cease and desist order with respect to the handling of flammable materials stored at the Braintree facility. The Board concluded that, when the Company purchased the land on which the Braintree facility is located, a license for the storage of flammable liquids was not conveyed as an incident of ownership. The Company petitioned the Massachusetts Land Court for a declaratory judgment that either the Company possesses such a license by operation of law or that the statute requiring the license is pre-empted by the pervasive state regulation of hazardous waste facilities. In March 1994, the Land Court issued a favorable ruling, concluding that the statute is pre-empted by state hazardous waste laws and regulations and no local flammable storage license is required. The Town may appeal the ruling.

             In August 1990, an action was filed in the New York Supreme Court, Albany County, in connection with the accidental death of an employee of a Company subsidiary who was working on the Hudson River in September 1989 while responding to an oil spill. The complaint sought $10 million under the federal Longshoremen's and Harborworkers Compensation Act (the "Jones Act"). The Company sought to dismiss the Jones Act claims on the grounds that the employee was not a "seaman" within the meaning of the Jones Act and that the case was governed by the New York Workers' Compensation statute. In March 1994, the trial court judge granted the Company's motion for a summary judgment that the Jones Act does not apply. The decision may be appealed by the plaintiffs in the case.

       Item 2 - Changes in Securities

             None

       Item 3 - Defaults Upon Senior Debt

             None

       Item 4 - Submission of Matters to a Vote of Security Holders

             None

       Item 5 - Other Information

             None

       Item 6 - Exhibits and Reports on Form 8-K

       A)    Exhibit 11.1 - Computation of Net Income per Share.

       B)    Reports on Form 8-K - None


                                      (13)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Clean Harbors, Inc.
                                          -------------------------
                                          Registrant




    Dated:     April 29, 1994             By:  /s/ Alan S. McKim
                                          ---------------------------------
                                          Alan S. McKim
                                          President and
                                          Chief Executive Officer




    Dated:     April 29, 1994             By:  /s/ James A. Pitts
                                          -------------------------------
                                          James A. Pitts
                                          Senior Vice President and
                                          Chief Financial Officer



    Dated:     April 29, 1994             By:  /s/ Mary-Ellen Drinkwater
                                          ---------------------------------
                                          Mary-Ellen Drinkwater
                                          Vice President and Controller



                                          (14)

                                                                    Exhibit 11.1


                     CLEAN HARBORS, INC. AND SUBSIDIARIES
                      COMPUTATION OF NET INCOME PER SHARE
                  FOR THE FIRST QUARTER ENDED MARCH 31, 1994
                                (in thousands)

                                                        Three Months Ended
                                                              March 31,
                                                     ------------------------
                                                       1994          1993
                                                     --------      --------
    Net income                                         $  597       $   835
       Less preferred dividends accrued                   105            50
                                                     --------      --------
    Adjusted net income                                $  492       $   785
                                                     ========      ========
    Earning per common and common
       equivalent share:

       Weighted average number of
         shares outstanding                             9,428         9,368

       Incremental shares for stock options
         under treasury stock method                      287           813
                                                     --------      --------
       Weighted average number of
         common and common equivalent
         shares outstanding                             9,715        10,181
                                                     ========      ========
       Net earnings per common and common
         equivalent share                              $  .05       $   .08
                                                     ========      ========

    Earnings per common and common
       equivalent share - assuming full
       dilution:

       Weighted average number of
         shares outstanding                             9,428         9,368

       Incremental shares for stock options
         under treasury stock method                      287           914
                                                     --------      --------
       Weighted average number of common
         and common equivalent shares
         outstanding - assuming full dilution           9,715        10,282
                                                     ========      ========
       Net earnings per common and common
         equivalent share - assuming full
         dilution                                      $  .05       $   .08
                                                     ========      ========


                                     (15)