Form 10-Q
period 1994-06-30
CLEAN HARBORS INC; CLEAN HARBORS ENVIRONMENTAL SERVICES INC; CLEAN HARBORS KINGSTON FACILITY CORP; CLEAN HARBORS TECHNOLOGY CORP; SPRING GROVE RESOURCE RECOVERY INC; MURPHYS WASTE OIL SERVICE INC; MR FRANK INC; CLEAN HARBORS OF CONNECTICUT INC; CLEAN HARBORS OF CLEVELAND INC; CLEAN HARBORS OF CHICAGO INC
filed 1994-08-15
CIK 822818, 925491, 925493, 925494, 925495, 925496, 925498, 925499, 925500, 925501

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------


                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934
                        for the Quarterly Period Ended
                                 June 30, 1994
                            -----------------------

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

                           (continued on next page)

                           (617) 849-1800 ext. 4454
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.          Yes    X    No
                        -------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                           9,431,282
     ----------------------------                -------------------------------
              (Class)                            (Outstanding at August 9, 1994)


   =============================================================================

     (Continued from previous page)
                              Additional Registrants

                 Commission File Number for all Additional
                               Registrants: 33-54191

                        Clean Harbors Environmental Services, Inc.
                  (Exact name of registrant as specified in its charter)

                                      MASSACHUSETTS
     (State or other jurisdiction of
     incorporation or organization)
                                        04-2698999
     (I.R.S. employer
     identification number)

                             Clean Harbors of Braintree, Inc.
                  (Exact name of registrant as specified in its charter)

                                      MASSACHUSETTS
     (State or other jurisdiction of
     incorporation or organization)
                                        04-2507498
     (I.R.S. employer
     identification number)

                              Clean Harbors of Natick, Inc.
                  (Exact name of registrant as specified in its charter)

                                      MASSACHUSETTS
     (State or other jurisdiction of
     incorporation or organization)
                                        04-2481234
     (I.R.S. employer
     identification number)

                             Clean Harbors of Baltimore, Inc.
                  (Exact name of registrant as specified in its charter)

                                       PENNSYLVANIA
     (State or other jurisdiction of
     incorporation or organization)
                                        23-2091580
     (I.R.S. employer
     identification number)

                              Clean Harbors of Chicago, Inc.
                  (Exact name of registrant as specified in its charter)

                                      MASSACHUSETTS
     (State or other jurisdiction of
     incorporation or organization)
                                        06-1287127
     (I.R.S. employer
     identification number)

                             Clean Harbors of Cleveland, Inc.
                  (Exact name of registrant as specified in its charter)

                                         ILLINOIS
     (State or other jurisdiction of
     incorporation or organization)
                                        06-1335175
     (I.R.S. employer
     identification number)

                             Murphy's Waste Oil Service, Inc.
                  (Exact name of registrant as specified in its charter)

                                      MASSACHUSETTS
     (State or other jurisdiction of
     incorporation or organization)
                                        04-2490849
     (I.R.S. employer
     identification number)

                       Clean Harbors Kingston Facility Corporation
                  (Exact name of registrant as specified in its charter)

                                      MASSACHUSETTS
     (State or other jurisdiction of
     incorporation or organization)
                                        04-3074299
     (I.R.S. employer
     identification number)

                            Clean Harbors of Connecticut, Inc.
                  (Exact name of registrant as specified in its charter)

                                       CONNECTICUT
     (State or other jurisdiction of
     incorporation or organization)
                                        06-1025746
     (I.R.S. employer
     identification number)

                                     Mr. Frank, Inc.
                  (Exact name of registrant as specified in its charter)

                                         ILLINOIS
     (State or other jurisdiction of
     incorporation or organization)
                                        36-2542803
     (I.R.S. employer
     identification number)

                           Clean Harbors Technology Corporation
                  (Exact name of registrant as specified in its charter)

                                      MASSACHUSETTS
     (State or other jurisdiction of
     incorporation or organization)
                                        04-3172766
     (I.R.S. employer
     identification number)

                           Spring Grove Resource Recovery, Inc.
                  (Exact name of registrant as specified in its charter)

                                         DELAWARE
     (State or other jurisdiction of
     incorporation or organization)
                                        76-0313183
     (I.R.S. employer
     identification number)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  TABLE OF CONTENTS

                           PART I:   FINANCIAL INFORMATION


     ITEM 1:   FINANCIAL STATEMENTS                               Pages
                                                                  -------

     Consolidated Statements of Income                            1

     Consolidated Balance Sheets                                  2-3

     Consolidated Statements of Cash Flows                        4-5

     Consolidated Statement of Stockholders' Equity               6

     Notes to Consolidated Financial Statements                   7

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                8-13


                            PART II:   OTHER INFORMATION

     Items No. 1 through 6                                        14

     Signatures                                                   15

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
              (in thousands except for earnings per share amounts)

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                     ------------------------------------------
                                       1994       1993       1994        1993
                                     --------   --------   --------    --------
    Revenues                        $ 49,683   $ 51,847    $100,968   $ 95,299

    Cost of revenues                  33,392     33,638      69,306     62,027

    Selling, general and
      administrative expenses          9,645     11,215      19,528     20,591

    Depreciation and amortization      2,563      2,625       5,126      5,088
                                      ------    -------     -------    -------
    Income from operations             4,083      4,369       7,008      7,593

    Interest expense, net              1,767      1,798       3,586      3,535
                                      ------    -------     -------    -------
     Income before provision
      for income taxes                 2,316      2,571       3,422      4,058

    Provision for income taxes         1,065      1,131       1,574      1,783
                                      ------    -------     -------    -------

    Net income                      $  1,251   $  1,440    $  1,848   $  2,275
                                     =======    =======     =======    =======
    Net income per common and
      common equivalent share          $ .12      $ .13       $ .17      $ .21
                                      ======    =======     =======    =======
    Weighted average common and
     common equivalent shares
      outstanding                      9,654     10,209       9,680     10,190
                                      ======    =======     =======    =======


      The accompanying notes are an integral part of these consolidated financial statements.

                                      (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                June 30,        December 31,
                                                  1994              1993
                                               (Unaudited)
                                             --------------   ----------------
    ASSETS
    Current Assets:
          Cash                                  $ 1,175           $   816
          Restricted cash                           878             1,037
          Accounts receivable, net of
            allowance for doubtful accounts      42,763            46,736
          Prepaid expenses                        1,972             2,353
          Supplies inventories                    2,546             2,428
          Income tax receivable                      41               607
                                                -------           -------
               Total current assets              49,375            53,977

    Property, plant and equipment:
          Land                                    8,209             8,209
          Buildings and improvements             31,837            31,737
          Vehicles and equipment                 71,077            70,946
          Furniture and fixtures                  2,203             2,201
          Construction in progress                2,801             1,903
                                                -------           -------
                                                116,127           114,996

    Less - Accumulated depreciation
           and amortization                      44,745            40,925
                                                -------           -------
    Net fixed assets                             71,382            74,071
                                                -------           -------
    Other Assets:
          Goodwill, net                          23,288            23,650
          Permits, net                           14,459            14,906
          Other                                     810               754
                                                -------           -------
                                                 38,557            39,310
                                                -------           -------
                                               $159,314          $167,358
                                                =======           =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                      (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                          June 30,             December 31,
                                            1994                   1993
                                         (Unaudited)
                                       ---------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term
        obligations                        $  8,891              $  8,917
      Accounts payable                        7,636                 9,564
      Accrued disposal costs                  4,932                 6,724
      Other accrued expenses                 11,712                10,452
      Income tax payable                         96                   ---
                                             ------                ------
             Total current liabilities       33,267                35,657
                                             ------                ------
Long-term obligations, less
      current maturities                     55,188                62,507

Deferred income taxes                         1,823                 1,823

Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares;
          Issued and outstanding - none         ---                   ---
        Series B Convertible;
          Authorized-156,416 shares;
          Issued and outstanding
          112,000 shares at
          June 30, 1994 (liquidation
          preference of $5.6 million)             1                     1
      Common Stock, $.01 par value
          Authorized - 20,000,000 shares;
          Issued and outstanding -
          9,431,282 shares at
          June 30, 1994 and
          9,425,829 shares at
          December 31, 1993                      95                    95
      Additional paid-in capital             58,590                58,556
      Retained earnings                      10,350                 8,719
                                             ------                ------
       Total stockholders' equity            69,036                67,371
                                             ------                ------
                                           $159,314              $167,358
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

                                      (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (in thousands)

                                                                            SIX MONTHS ENDING
                                                                                 JUNE 30,
                                                                        -------------------------
                                                                           1994           1993
                                                                        ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $1,848       $2,275
     Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                                      5,126        5,088
           Deferred taxes payable                                                 6          (87)
           (Gain) Loss on sale of fixed assets                                  (92)           4
     Changes in assets and liabilities, net of businesses acquired:
           Accounts receivable                                                3,973       (4,354)
           Refundable income taxes                                              566          365
           Prepaid expenses                                                     381         (241)
           Supplies inventories                                                (118)        (281)
           Accounts payable                                                  (1,928)      (3,451)
           Accrued disposal costs                                            (1,792)       1,302
           Other accrued expenses                                             1,248       (1,334)
           Taxes payable                                                        102          364
                                                                             ------       ------
     Net cash provided by operating activities                                9,320         (350)
                                                                             ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                              (1,636)      (4,429)
     Decrease (increase) in restricted cash                                     159          (15)
     Increase in permits                                                        ---          (63)
     Increase in goodwill                                                       ---          ---
     Decrease (increase) in other assets                                        (66)         (69)
     Proceeds from sale of fixed assets                                         104          ---
     Payment for business acquired,
       net of cash acquired                                                     ---       (1,394)
                                                                             ------       ------
     Net cash used in investing activities                                   (1,439)      (5,970)
                                                                             ------       ------

The accompanying notes are an integral part of these consolidated financial statements.


                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   Unaudited
                                 (in thousands)

                                                       SIX MONTHS ENDING
                                                              JUNE 30,
                                                   -------------------------
                                                      1994           1993
                                                   ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend distribution                (205)         (64)
     Net (payments) borrowings on long-term debt        (7,345)       5,555
     Proceeds from exercise of stock options                28          642
                                                        ------       ------
     Net cash (used in) provided by
       financing activities                             (7,522)       6,133
                                                        ------       ------
INCREASE IN CASH AND CASH EQUIVALENTS                      359         (187)
     Cash and equivalents, beginning of year               816          625
                                                        ------       ------
     Cash and equivalents, end of period                $1,175       $  438
                                                        ======       ======

Supplemental Information:

Supplemental schedule of noncash investing and financing activities:

     On February 16, 1993, the Company acquired all the outstanding capital stock of Spring Grove Resource Recovery, Inc., in exchange for cash and 112,000 shares of Series B Convertible Preferred Stock of Clean Harbors, Inc., with a liquidation value of $5,600,000.


                                       (5)

                                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  Unaudited
                                                (in thousands)

                                   Series B
                                Preferred Stock  Common Stock
                                ---------------  ------------
                                Number  $0.01    Number  $0.01   Additional                 Total
                                  of     Par       of     Par     Paid-In    Retained   Stockholders'
                                Shares  Value    Shares  Value    Capital    Earnings       Equity
                                ------  -----    ------  -----    -------    --------   -------------
Balance at
 December 31, 1993               112     $ 1     9,425    $95    $58,556     $8,719      $67,371

Preferred stock dividends:
 Series B                        ---     ---       ---     --        ---       (217)        (217)

Proceeds from exercise
 of stock options                ---     ---         6     --         28        ---           28

Tax benefit from exercise
 of stock options                ---     ---       ---     --          6        ---            6

Net Income                       ---     ---       ---     --        ---      1,848        1,848
                              ------    ----     -----   ----    -------    -------      -------
Balance at
 June 30, 1994                   112     $ 1     9,431    $95    $58,590    $10,350      $69,036
                              ======    ====     =====   ====    =======    =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                      (6)

                          CLEAN HARBORS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


NOTE 1       Basis of Presentation

     The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the six months ended June 30, 1994 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in Clean Harbors' Report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

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

NOTE 3       Subsequent Events

     At June 30, 1994, the Company had a $55,000,000 Revolving Credit Agreement with three banks (the "Revolver"). The loans outstanding under the Revolver were $33,564,000. The entire balance of the Revolver was due at maturity on July 1, 1996. The $22,500,000 of 13.25% senior subordinated notes (the "13.25% Notes") were scheduled to be prepaid in three annual installments of $7,500,000 on May 15th of each year, from 1995 to 1997.

     On August 4, 1994, the Company issued $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). The Company intends to use the net proceeds to prepay in full the remaining $22,500,000 principal balance of the 13.25% Notes, at par plus a prepayment premium of 4.417%; to prepay in full approximately $2,500,000 of other indebtedness; and to reduce the outstanding balance under the Revolver by approximately $21,800,000.

     The Company also amended the terms of the Revolver, to reduce the size to $35,000,000, extend the maturity to August 1, 1997, reduce the Eurodollar borrowing rate, reduce the fees for letters of credit, and increase the limit on capital expenditures in any fiscal year from $12,000,000 to two times depreciation expense.

     In connection with the sale of the Senior Notes, the Company also amended the terms of two subordinated convertible notes, in the amount of $3,500,000 and $1,500,000, respectively, which were secured by liens on certain Company assets. The holder of these two notes agreed that such notes will rank pari passu with the Senior Notes, all security interests securing the notes will be released, the interest rate on the notes will be increased from 8% to 10%, and the financial covenants in the notes will be identical to the covenants securing the Senior Notes.

                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

     For the first time in the Company's history, revenues in the first half of the year exceeded $100 million. However, revenues for the second quarter of 1994 decreased 4% to $49,683,000, from revenues of $51,847,000 in the second quarter of the prior year. The second quarter results reflect the Company's focus on profitable work and consolidating its gains in market share. The Company is willing to decline jobs with less than acceptable margins.

     The Company is also continuing to take steps to expand its network of sales offices and service centers. During the second quarter of 1994, the Company opened a new service center in Lake Charles, Louisiana, as part of its strategy to expand its service areas with low risk capital investment and to increase utilization of the Company's ten waste management facilities with minimal incremental cost. At June 30, 1994, the Company had 22 service centers and eight sales offices. As its sales territories evolve, the Company will relocate sales personnel from one area to another.

     The following table sets forth the Company's service center revenues by region, based upon the locations of its 22 service centers as of June 30, 1994.

                       Service Center Revenues By Region
                   For The Six Quarters Ended June 30, 1994
                           (in thousands; unaudited)

                    -------------------------1993-------------------------      ----------1994----------
                     03/31/93       06/30/93       09/30/93       12/31/93       03/31/94       06/30/94
                      -------        -------        -------        -------        -------        -------
    Northeast         $18,506        $21,907        $21,628        $22,865        $17,216        $20,703
    Mid-Atlantic       14,047         16,228         17,113         16,506         21,382         16,602
    Central             5,583          7,409          6,888          6,164          6,413          6,678
    Midwest             5,316          6,303          6,409          7,242          6,274          5,700
                      -------        -------        -------        -------        -------        -------
    Total             $43,452        $51,847        $52,038        $52,777        $51,285        $49,683

       In 1993, the Company also began to analyze its revenues on a product line basis based upon the type of principal services provided. The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes ("Treatment and Disposal"); field services provided at customer sites ("Field Services"); and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("LabPacks").


                                      (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth such product line data for the periods indicated.


                                    Three Months Ended June 30,
                                  -------------------------------
     Type of Service                1994                   1993
     -------------------          --------               --------
     Treatment and Disposal       $ 20,220               $ 23,483
     Field Services                 21,635                 21,676
     LabPacks                        7,828                  6,688
                                  --------               --------
                                  $ 49,683               $ 51,847

     Treatment and disposal services revenue in the second quarter fell 14% from 1993 to 1994, reflecting industry trends toward minimization of hazardous waste generation. As a percentage of revenue, it declined to 41% of revenue for the second quarter of 1994, from 45% of revenue in the prior year.

     Field services revenue in the second quarter of 1994 was approximately the same as it was in the prior year. As a percentage of revenue, it increased to 44% of revenue for the second quarter of 1994, from 42% of revenue in the prior year.

     The LabPack product line grew 17% from the second quarter of 1993 to the second quarter of 1994. As a percentage of revenue, it increased to 15% of revenue for the second quarter of 1994, from 13% of revenue in the prior year.

COST OF REVENUES

     For the three months ended June 30, 1994, the cost of revenues as a percentage of revenue increased to 67.2%, as compared to 64.9% for the same period of the prior year, reflecting the competitive pricing trends in the hazardous waste industry. For the six months ended June 30, 1994, the cost of revenues as a percentage of revenues increased to 68.6% of revenues as compared to 65.1% for the same period of the prior year. However, the second quarter's cost of revenues as a percentage of revenue was lower than in any of the preceding three quarters, primarily as a result of the Company's reengineering efforts, which began in the third quarter of 1993.

     Since the fall of 1993, the Company has increased the ratio of billable to nonbillable personnel, improved the bidding and execution of jobs, improved the pricing of remediation work, and declined jobs with less than acceptable margins. At June 30, 1994, the total workforce was 1,419 people, as compared to 1,491 people at June 30, 1993. The Company has accomplished its goal of realigning its workforce, by adding billable workers and limiting nonbillable staff to 600 people.

                                      (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company has been able to improve the profitability of its treatment and disposal business, by expanding its internal waste disposal capabilities and reducing the amount of waste it sends to other companies for disposal. The Company continues to benefit from a competitive pricing environment among disposal vendors, such as landfills and incinerators, to whom the Company sends waste for ultimate disposal. As a result, the Company's outside disposal costs fell 18% from 1993 to 1994, to 13.0% of revenue in the second quarter of 1994, from 15.2% of revenue in the second quarter of 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 1994 decreased to 19.4% of revenue as compared to 21.6% for the three months ended June 30, 1993. Selling, general and administrative expenses for the six months ended June 30, 1994 decreased to 19.3% of revenue as compared to 21.6% for the six months ended June 30, 1993. This decrease is primarily due to the cost control efforts begun in the summer of 1993, and the Company's focus on improving productivity and its ratio of billable to nonbillable staff. Management of the Company has accomplished the goal it set in the summer of 1993 of driving general and administrative costs to below 20% of revenue.

INTEREST EXPENSE

     Interest expense for the three and six month periods ended June 30, 1994 was approximately the same as during the comparable periods of 1993, in the range of $1,750,000 per quarter. During those periods, approximately half of the Company's debt accrued interest at floating rates, based either on the "prime" rate or "Eurodollar Rate," which have trended upward. However, the Company has used funds generated from operations to pay down its floating rate debt, principally amounts drawn under its revolving credit agreement with three banks, which has mitigated somewhat the impact of increasing interest rates. In addition, on May 15, 1994, the Company made a scheduled $7,500,000 prepayment at par on its $30,000,000 senior subordinated notes, which accrued interest at 13.25% (the "13.25% Notes").

     The Company decided during the second quarter of 1994 to reduce its reliance on floating rate debt and refinance the remaining $22,500,000 outstanding principal amount of the 13.25% Notes, in order to extend the average life of its long-term debt and obtain longer-term capital at an attractive fixed interest rate. On August 4, 1994, the Company issued $50,000,000 of long-term, fixed rate debt, to reduce its floating rate bank debt and refinance the 13.25% Notes. See Financial Condition and Liquidity below. The Company expects its interest expense in the second half of 1994 to be in the range of $2,000,000 per quarter.


                                     (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


INCOME TAXES

     The effective income tax rate for the three and six months ended June 30, 1994 was 46%, as compared to 44% for the comparable periods of 1993. The effective rates are higher than the combined state and federal statutory rates due in part to the amortization of goodwill for accounting purposes, which is nondeductible for income tax reporting purposes. The effective rate fluctuates depending on the amount of goodwill amortization and other nondeductible amounts as compared to income before taxes. The Company expects its effective income tax rate for 1994 to be approximately 46%.

RECENT DEVELOPMENTS

     The Company's Chicago facility received a federal Part B license in November 1993, which allows significant expansion of its waste handling and storage capacity. The new license increased drum storage capacity from 1,240 drums to 1,875 drums and allows handling of material destined for blending of waste used as a supplemental fuel by industrial furnaces, pretreatment of waste to stabilize it before it is sent to landfills, and rail shipment of hazardous and nonhazardous waste. The Company plans to make substantial expenditures to implement this increased permitted capacity.

     As a possible alternative to making the needed improvements to its own site, the Company has entered into a letter of intent with Chemical Waste Management, Inc. ("ChemWaste") which would allow the Company to lease an adjoining site now leased by ChemWaste and acquire their existing improvements in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the adjoining site. The improvements on the ChemWaste site would allow the Company to develop new product lines not currently handled at the Company's existing Chicago facility.

     Under the proposed sharing arrangement with ChemWaste, the Company could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. This alternative is under continuing investigation, is subject to the negotiation of definitive agreements, and would require a rezoning of the property and numerous regulatory approvals which may not be possible to obtain.

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

     The Company participates in a highly volatile industry, with multiple competitors, many of which have recently taken large write-offs and asset write-downs and undergone major restructurings, while others have announced they will undergo such restructurings and incur special charges in the near future. The Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price, as well as that of its competitors.

FINANCIAL CONDITION AND LIQUIDITY

     The Company has financed its operations and capital expenditures primarily by cash flow from operations and additions to long-term debt. Cash provided by operations, before changes in current assets and current liabilities, was $6,888,000 for the six months ended June 30, 1994, as compared to $7,280,000 for the six months ended June 30, 1993.

     During the six months ended June 30, 1994, net reductions in long-term debt were $7,345,000, and the Company spent $1,636,000 on additions to plant and equipment and construction in progress, as compared to the same period of the prior year when its capital expenditures were $4,429,000 (excluding the cost to acquire Spring Grove Resource Recovery, Inc., a hazardous waste treatment, storage and disposal facility acquired by the Company in February 1993) and its net additions to long-term debt were $5,555,000. The Company anticipates that its capital expenditures for the remainder of 1994 will be approximately $5,000,000. The Company expects to finance these requirements through cash flow from operations. The Company also continues to investigate the possibility of acquiring additional hazardous waste treatment, storage and disposal facilities, which would be financed by a variety of sources.

     At June 30, 1994, the Company had a $55,000,000 Revolving Credit Agreement with three banks (the "Revolver"). The loans outstanding under the Revolver were $33,564,000. The entire balance of the Revolver was due at maturity on July 1, 1996. The $22,500,000 of 13.25% Notes were scheduled to be prepaid in three annual installments of $7,500,000 on May 15th of each year, from 1995 to 1997.


                                     (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY (continued)

     On August 4, 1994, the Company issued $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). The Company intends to use the net proceeds to prepay in full the remaining $22,500,000 principal balance of the 13.25% Notes, at par plus a prepayment premium of 4.417%; to prepay in full approximately $2,500,000 of other indebtedness; and to reduce the outstanding balance under the Revolver by approximately $21,800,000.

     The Company also amended the terms of the Revolver, to reduce the size to $35,000,000, extend the maturity to August 1, 1997, reduce the Eurodollar borrowing rate, reduce the fees for letters of credit, and increase the limit on capital expenditures in any fiscal year from $12,000,000 to two times depreciation expense.

     In connection with the sale of the Senior Notes, the Company also amended the terms of two subordinated convertible notes, in the amount of $3,500,000 and $1,500,000, respectively, which were secured by liens on certain Company assets. The holder of these two notes agreed that such notes will rank pari passu with the Senior Notes, all security interests securing the notes will be released, the interest rate on the notes will be increased from 8% to 10%, and the financial covenants in the notes will be identical to the covenants securing the Senior Notes.

     The issue of the Senior Notes, and the refinancing of substantially all of the Company's indebtedness, will increase the Company's ability to utilize its future cash flows from operations and borrowings under its Revolver for operations, continued expansion of its product lines, and potential acquisitions.

                                     (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     The information required by this item is incorporated by reference to the "Business--Legal Proceedings" section in the Prospectus dated July 29, 1994 included in Amendment No. 3 to the Company's Registration Statement on Form S-2 (File No. 33-54191), a copy of which section is attached to this report as
Exhibit 99.1.

Item 2 - Changes in Securities

     None

Item 3 - Defaults Upon Senior Debt

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company's 1994 Annual Meeting of Stockholders was held on May 19, 1994. Stockholders owning 8,003,564 shares, or 84% of the eligible shares, were represented in person or by proxy. 7,990,421 shares voted for the election of John O. Peterson, with 15,643 shares withheld, and 7,990,856 shares voted for the election of Lorne R. Waxlax, with 15,208 shares withheld, as directors to serve until the 1997 Annual Meeting of Stockholders. Other directors whose term of office as a director continued after the meeting were Alan S. McKim, Daniel
J. McCarthy, John F. Kaslow, and Christy W. Bell. 7,848,368 shares voted for the proposal to increase the number of shares authorized for issuance under the Equity Incentive Plan from 450,000 shares to 800,000 shares, with 133,933 shares voted against the proposal, and 23,763 shares abstaining.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

A) Exhibit 4.1 - Amended and Restated Revolving Credit Agreement dated as of August 1, 1994 by and among Clean Harbors, Inc., the Subsidiaries listed on
Schedule 1 thereto, Clean Harbors of Baltimore, Inc., as Guarantor, and The First National Bank of Boston, Shawmut Bank, N.A., and USTrust, and The First National Bank of Boston, as Agent for the Banks.

     Exhibit 11.1 - Computation of Net Income per Share.

     Exhibit 99.1 - Legal Proceedings

B)   Reports on Form 8-K - None


                                      (14)

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


                                      Clean Harbors, Inc.
                                      -------------------------
                                      Registrant




Dated:     August 12, 1994            By:
                                      ---------------------------------
                                      Alan S. McKim
                                      President and
                                      Chief Executive Officer




Dated:     August 12, 1994            By:
                                      -------------------------------
                                      James A. Pitts
                                      Executive Vice President and
                                      Chief Financial Officer




Dated:     August 12, 1994            By:
                                      ---------------------------------
                                      Mary-Ellen Drinkwater
                                      Vice President and Controller



                                     (15)

                       ADDITIONAL REGISTRANT SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the Additional Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Clean Harbors Environmental Services, Inc.
                          Clean Harbors of Braintree, Inc.
                          Clean Harbors of Natick, Inc.
                          Clean Harbors of Baltimore, Inc.
                          Clean Harbors of Chicago, Inc.
                          Clean Harbors of Cleveland, Inc.
                          Murphy's Waste Oil Service, Inc.
                          Clean Harbors Kingston Facility Corporation
                          Clean Harbors of Connecticut, Inc.
                          Mr. Frank, Inc.
                          Clean Harbors Technology Corporation
                          Spring Grove Resource Recovery, Inc.


Dated:     August 12, 1994            By:
                                      -------------------------------
                                      James A. Pitts
                                      Vice President, Treasurer and
                                      Chief Financial Officer



                                     (16)