Form 10-Q
period 1994-09-30
CLEAN HARBORS INC; CLEAN HARBORS ENVIRONMENTAL SERVICES INC; CLEAN HARBORS KINGSTON FACILITY CORP; CLEAN HARBORS TECHNOLOGY CORP; SPRING GROVE RESOURCE RECOVERY INC; MURPHYS WASTE OIL SERVICE INC; MR FRANK INC; CLEAN HARBORS OF CONNECTICUT INC; CLEAN HARBORS OF CLEVELAND INC; CLEAN HARBORS OF CHICAGO INC
filed 1994-11-14
CIK 822818, 925491, 925493, 925494, 925495, 925496, 925498, 925499, 925500, 925501

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1994
                                ----------------

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

                            (continued on next page)

                            (617) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
 days.       Yes   X    No
                 -----     -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                            9,431,282
 ----------------------------                --------------------------------
      (Class)                                (Outstanding at November 9, 1994)

==============================================================================

 (Continued from previous page)

                             ADDITIONAL REGISTRANTS

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                        PART I:   FINANCIAL INFORMATION


 ITEM 1:   FINANCIAL STATEMENTS                                PAGES
                                                               -----
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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
             (in thousands; except for earnings per share amounts)

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                            ------------------------      -----------------------
                                              1994            1993          1994           1993
                                            --------        --------      --------       --------
Revenues                                    $ 53,258        $ 52,038      $154,226       $147,337

Cost of revenues                              37,459          35,537       106,764         97,564

Selling, general and
  administrative expenses                      9,374          11,501        28,902         32,092

Depreciation and amortization                  2,570           2,609         7,697          7,697
                                            --------        --------      --------       --------
Income from operations                         3,855           2,391        10,863          9,984

Interest expense, net                          1,942           1,836         5,528          5,371
                                            --------        --------      --------       --------
 Income before provision for income
  taxes and extraordinary item                 1,913             555         5,335          4,613

Provision for income taxes                       831             280         2,405          2,063
                                            --------        --------      --------       --------
Income before extraordinary
 item                                          1,082             275         2,930          2,550

Extraordinary loss related to
  early retirement of debt, net of
  income tax benefit of $823,000            $  1,220             ---      $  1,220            ---
                                            --------        --------      --------       --------
Net income (loss)                           $   (138)       $    275      $  1,710       $  2,550
                                            --------        --------      --------       --------
Net income per common and common
  equivalent share before
  extraordinary item                        $    .10        $    .02      $    .27       $    .23

Extraordinary item                          $   (.13)            ---      $   (.13)           ---
                                            --------        --------      --------       --------
Net income (loss) per common and
  common equivalent share                   $   (.03)       $    .02      $    .14       $    .23
                                            --------        --------      --------       --------
Weighted average common and
 common equivalent shares
 outstanding                                   9,593           9,828         9,649         10,101
                                            --------        --------      --------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                                                      (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                         September 30,        December 31,
                                             1994                 1993
                                         (Unaudited)
                                       ----------------     ---------------
ASSETS
Current Assets:
  Cash                                       $   929            $   816
  Restricted cash                                878              1,037
  Accounts receivable, net of
    allowance for doubtful accounts           46,192             46,736
  Prepaid expenses                             2,010              2,353
  Supplies inventories                         2,607              2,428
  Income tax receivable                           41                607
                                            --------           --------
       Total current assets                   52,657             53,977

Property, plant and equipment:
  Land                                         8,209              8,209
  Buildings and improvements                  32,576             31,737
  Vehicles and equipment                      72,615             70,946
  Furniture and fixtures                       2,207              2,201
  Construction in progress                     2,305              1,903
                                            --------           --------
                                             117,912            114,996
Less - Accumulated depreciation
  and amortization                            46,907             40,925
                                            --------           --------
Net fixed assets                              71,005             74,071
                                            --------           --------
Other Assets:
  Goodwill, net                               23,107             23,650
  Permits, net                                14,444             14,906
  Other                                          819                754
                                            --------           --------
Other Assets                                  38,370             39,310
                                            --------           --------
Total Assets                                $162,032           $167,358
                                            ========           ========

      The accompanying notes are an integral part of these consolidated financial statements.

                                         (2)

                                 CLEAN HARBORS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                            (in thousands)

                                                               September 30,        December 31,
                                                                  1994                 1993
                                                               (Unaudited)
                                                             ----------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
    obligations                                                    $    772           $  8,917
  Accounts payable                                                   10,039              9,564
  Accrued disposal costs                                              6,317              6,724
  Other accrued expenses                                             12,150             10,452
                                                                   --------           --------
         Total current liabilities                                   29,278             35,657
                                                                   --------           --------
Long-term obligations, less
  current maturities                                                 62,483             62,507

Deferred income taxes                                                 1,485              1,823

Stockholders' equity:
  Preferred Stock, $.01 par value:
    Series A  Convertible;
      Authorized-2,000,000 shares; Issued and
      outstanding - none                                                ---                ---
    Series B Convertible;
      Authorized-156,416 shares; Issued and outstanding
      112,000 shares at September 30, 1994 (liquidation
      preference of $5.6 million)                                         1                  1
  Common Stock, $.01 par value
      Authorized - 20,000,000 shares;
      Issued and outstanding - 9,431,282 shares
      at September 30, 1994 and 9,425,829 shares
      at December 31, 1993                                               95                 95
  Additional paid-in capital                                         58,590             58,556
  Retained earnings                                                  10,100              8,719
                                                                   --------           --------
   Total stockholders' equity                                        68,786             67,371
                                                                   --------           --------
                                                                   $162,032           $167,358
                                                                   ========           ========

      The accompanying notes are an integral part of these consolidated financial statements.

                                                  (3)

                                    CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Unaudited
                                               (in thousands)


                                                                            NINE MONTHS ENDING
                                                                               SEPTEMBER 30,
                                                                        ----------------------------
                                                                           1994               1993
                                                                        ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $1,710             $2,550
 Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization                                       7,697              7,697
       Deferred taxes payable                                               (332)              (173)
       (Gain) loss on sale of fixed assets                                   (93)                35
       Write-off of deferred financing fees                                  963                ---
       Amortization of deferred financing fees                               274                283
 Changes in assets and liabilities, net of businesses acquired:
       Accounts receivable                                                   344             (7,689)
       Refundable income taxes                                               566                235
       Prepaid expenses                                                      343                356
       Supplies inventories                                                 (174)              (359)
       Accounts payable                                                      475             (2,645)
       Accrued disposal costs                                               (407)             2,789
       Other accrued expenses                                              1,686               (753)
       Taxes payable                                                         ---                 44
                                                                          ------             -------
 Net cash provided by operating activities                                13,052               2,370
                                                                          ------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                               (2,994)             (6,087)
 Decrease (increase) in restricted cash                                      159                 (15)
 Increase in permits                                                         ---                (132)
 Increase in other assets                                                    (73)                (94)
 Proceeds from sale of fixed assets                                          104                 ---
 Payment for business acquired,
   net of cash acquired                                                     (200)             (1,394)
                                                                          ------             -------
 Net cash used in investing activities                                    (3,004)             (7,722)
                                                                          ------             -------

      The accompanying notes are an integral part of these consolidated financial statements.

                                                    (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   Unaudited
                                 (in thousands)


                                                       NINE MONTHS ENDING
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                        1994         1993
                                                    ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Preferred stock dividend distribution                   (317)          (161)
 Issuance of long-term debt                            50,000            ---
 Net (payments) borrowings under
   long-term revolver                                 (24,069)         6,567
 Payments on long-term debt                           (33,246)        (1,408)
 Additions to deferred financing costs                 (2,331)          (282)
 Proceeds from exercise of stock options                   28            645
                                                     --------         ------
 Net cash (used in) provided by
   financing activities                                (9,935)         5,361
                                                     --------         ------
INCREASE IN CASH AND CASH EQUIVALENTS                     113              9
 Cash and equivalents, beginning of year                  816            625
                                                     --------         ------
 Cash and equivalents, end of period                 $    929         $  634
                                                     ========         ======

SUPPLEMENTAL INFORMATION:


NONCASH INVESTING AND FINANCING ACTIVITIES:

 Capital lease obligations incurred                  $    240         $  154

 On February 16, 1993, the Company acquired all the outstanding capital stock of Spring Grove Resource Recovery, Inc., in exchange for cash and 112,000 shares of Series B Convertible Preferred Stock of Clean Harbors, Inc., with a liquidation value of $5,600,000.

 On September 30, 1994 the Company acquired all the assets of a hazardous and nonhazardous oil reclamation facility for $200,000 in cash and $200,000 in credits for future services.





      The accompanying notes are an integral part of these consolidated financial statements.

                                     (5)

                                           CLEAN HARBORS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        UNAUDITED
                                                      (in thousands)

                                      Series B
                                   Preferred Stock       Common Stock
                                --------------------   ----------------
                                 Number       $0.01    Number    $0.01     Additional                  Total
                                   of          Par       of        Par       Paid-In    Retained    Stockholders'
                                 Shares       Value    Shares     Value      Capital    Earnings       Equity
                                --------     -------   --------   -----      -------   -----------  -------------
 Balance at
  December 31, 1993               112         $ 1       9,425       $95      $58,556     $8,719       $67,371

 Preferred stock dividends:
  Series B                        ---         ---         ---        --          ---       (329)         (329)

 Proceeds from exercise
  of stock options                ---         ---           6        --           28        ---            28

 Tax benefit from exercise
  of stock options                ---         ---         ---        --            6        ---             6

 Net Income                       ---         ---         ---        --          ---      1,710         1,710
                                  ---         ---       -----       ---      -------    -------       -------
 Balance at
 September 30, 1994               112         $ 1       9,431       $95      $58,590    $10,100       $68,786
                                  ===         ===       =====       ===      =======    =======       =======



  The accompanying notes are an integral part of these consolidated financial statements.

                                                        (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1       BASIS OF PRESENTATION

   The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the nine months ended September 30, 1994 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in Clean Harbors' Report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

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

NOTE 3       EXTRAORDINARY ITEM

   During the third quarter of 1994, the Company recorded an extraordinary loss of $1,220,000 after taxes ($0.13 per share) for the early retirement of debt. The extraordinary loss consists primarily of redemption premiums paid to the holders of $22,500,000 senior subordinated notes bearing interest at 13.25% and a $1,800,000 secured note bearing interest at 8%, and the write-off of deferred finance costs.



                                      (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

   Revenues for the three months ended September 30, 1994 were $53,258,000, an increase of 2% compared to revenues of $52,038,000 for the three months ended September 30, 1993. Revenues for the nine months ended September 30, 1994 were $154,226,000, an increase of 5% compared to revenues of $147,337,000 for the nine months ended
September 30, 1993.

        The Company continues to penetrate the Southern region of the country, by expanding its network of sales offices and service centers. The Company recently opened its twenty third service center in Charleston, South Carolina, and established three new sales offices in Atlanta, Georgia; Chattanooga, Tennessee; and Houston, Texas. The Company has nine sales offices, after consolidating the offices in Minneapolis, Minnesota and Columbus, Ohio with other locations. The Company now operates in 16 of the 20 largest industrial waste producing states.

   The above reflects the Company's strategy to expand its service area with low risk capital investment, increase utilization of its eleven waste management facilities with minimal incremental cost, and capitalize on industry consolidation. The following table sets forth, for the periods indicated, the Company's revenues by region, based upon the locations of its 23 service centers as of September 30, 1994.



                       Service Center Revenues By Region
                     For The Quarter and Nine Months Ended
                          September 30, 1994 and 1993
                           (in thousands; unaudited)

                           Quarter Ended         Nine Months
                         -----------------   -------------------
                         9/30/94   9/30/93     1994       1993
                         -------   -------   --------   --------
         Northeast       $23,012   $21,628   $ 60,931   $ 62,041

         Mid-Atlantic     15,689    17,113     53,673     47,388

         Central           8,084     6,888     21,175     19,880

         Midwest           6,473     6,409     18,447     18,028
                         -------   -------   --------   --------
          Total          $53,258   $52,038   $154,226   $147,337


                                      (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes; field services provided at customer sites; and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("LabPacks").

                            Revenues By Product Line
                           (in thousands; unaudited)
                         Three Months Ended September 30,
        Type of Service                1994             1993
        ---------------           ---------------  ---------------
        Treatment and Disposal    $ 21,633    41%  $ 23,644   45%
        Field Services              24,633    46     20,331   39
        LabPacks                     6,992    13      8,063   16
                                  --------   ---   --------  ---
                                  $ 53,258   100%  $ 52,038  100%

   Treatment and disposal services revenue in the third quarter fell 8.5% from 1993 to 1994, reflecting the competitive pricing trends in the hazardous waste industry. Field services revenue in the third quarter of 1994 was 21% higher than it was in the prior year. During the third quarter of 1994, the Company completed several large remediation projects in the Northeast Region which involved direct shipment of waste to disposal sites. For purposes of reporting revenue by product line, these jobs are classified as field services, even though in some cases a substantial portion of the revenue relates to the disposal of waste.

   The Company believes its ability to handle, store and dispose of waste from field service projects gives it a competitive advantage over other contractors, who do not have permitted waste management facilities.

   LabPack product line revenue fell 13% from the third quarter of 1993 to the third quarter of 1994, in part because of price competition, particularly in collecting hazardous waste from households, which is competitively bid by the municipalities sponsoring the town-wide or city-wide collection programs.

COST OF REVENUES

   For the three months ended September 30, 1994, the cost of revenues as a percentage of revenue increased to 70.3%, as compared to 68.3% for the same period of the prior year, reflecting the competitive pricing trends in the hazardous waste industry and an increased use of transportation subcontractors for remediation work during the quarter. For the nine months ended September 30, 1994, the cost of revenues as a percentage of revenues increased to 69.2% of revenues as compared to 66.2% for the same period of the prior year. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs were 13.6% of revenue in the third quarter of 1994, compared to 14.4% of revenue in the third quarter of 1993.


                                      (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses for the three months ended September 30, 1994 decreased to 17.6% of revenue as compared to 22.1% for the three months ended September 30, 1993. Selling, general and administrative expenses for the nine months ended September 30, 1994 decreased to 18.7% of revenue as compared to 21.8% for the nine months ended September 30, 1993. This decrease is primarily due to the cost control efforts begun in the summer of 1993, and the Company's focus on improving productivity and its ratio of billable to nonbillable staff. Selling, general and administrative expenses may increase modestly in future quarters due to the Company's efforts to expand its service territory, particularly in the Southern region of the United States, and as it continues to gain market share in all regions.

INTEREST EXPENSE

   During the third quarter of 1994, the Company completed a public offering of $50 million of Senior Notes, and used the net proceeds to prepay substantially all of the Company's debt, in order to reduce its reliance on floating rate bank debt and to refinance other higher interest rate debt. The refinancing resulted in approximately $2,043,000 of expense relating to the early retirement of the outstanding debt, which is reflected as an extraordinary charge net of income tax benefit of $1,220,000.

INCOME TAXES

   The effective income tax rates for the three and nine months ended September 30, 1994, were 43% and 45%, respectively, as compared to 51% and 45% for the comparable periods of 1993. The rates are higher than the combined state and federal statutory rate due in part to the amortization of goodwill on acquisitions prior to July 1991, which is non-deductible for income tax reporting purposes. The Company expects its effective income tax rate for the fourth quarter of 1994 to be approximately 43%. The rate fluctuates depending on the amount of income before taxes, as compared to the fixed amount of goodwill and other non-deductible items.

RECENT DEVELOPMENTS

   On September 30, 1994, the Company acquired the assets of a hazardous and nonhazardous oil processing facility from Chemical Waste Management, Inc. ("ChemWaste") for $400,000. The facility is located near Richmond, Virginia and operates under RCRA interim status. This facility will complement the Company's three existing waste oil reclamation facilities, all of which are located in New England, and will support the Company's field service operations in the Mid-Atlantic region.

   The Company is proceeding with its previously announced plans to expand its Chicago hazardous waste management facility by acquiring an adjoining site now leased by ChemWaste. In October 1994, the Company and ChemWaste signed a revised letter of intent, further defining the terms of the proposed arrangement, under which the Company will acquire ChemWaste's existing improvements on the site in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. To date, the Company has obtained the needed regulatory approvals to begin decontamination and closure work on certain assets prior to construction of improvements in preparation for transfer of the site to the Company. Additional regulatory approvals are necessary, and certain definitive agreements must be negotiated before the transaction is completed, which is expected in the first half of 1995.

                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



   One of the Company's seven hazardous waste management facilities is located in Natick, Massachusetts. The Natick facility has a state Hazardous Waste Facility License (the state equivalent of a federal Part B license), which was issued in 1986 and expired in 1991. The Company, in timely fashion, applied to the Massachusetts Department of Environmental Protection for a new license. At the same time the Company requested a modification to the license, to add approximately 100 new hazardous waste codes, construct a new loading dock, add new storage bays, and reconfigure the storage space within the facility. Although the total number of gallons of hazardous waste allowed to be stored would not change, these modifications were designed to increase the facility's throughput capacity and allow more high-margin waste to be handled. Under the law, the facility continued to operate under the expired license while the state reviewed the renewal application and modification request. On October 24, 1994, the DEP issued a new license for a five-year term, incorporating the modifications requested by the Company.

   The Company also has a hazardous waste management facility located in Bristol, Connecticut, which has a Part B license issued by the federal EPA and the Connecticut Department of Environmental Protection. The license was issued in 1987 and expired in 1991. Similar to the Natick facility described above, a new license was applied for and the facility continued to operate while the EPA and DEP reviewed the renewal application. The Company also applied for approval to expand the number of hazardous waste codes allowed to be handled, expand container storage capacity from 1,000 drums to 3,500 drums, and add eight tanks for storage of sludge and stabilization materials. In October 1994, the DEP issued a draft of the renewal license, with the additions requested by the Company, and invited comments from the public. If comments were submitted, then a public hearing would have been necessary. No public comments were received, and no hearing was required. The Company expects to receive the final renewal license shortly. The term of the license will be five years.

   The Bristol facility also treats hazardous industrial wastewater, and has a permit to discharge to the publicly owned sewage treatment works an average of 50,000 gallons per day of treated water. These treatment activities are licensed by the Connecticut DEP pursuant to the Clean Water Act, and are not subject to Part B licensing requirements. In 1990 the Company applied for renewal and modification of its Clean Water Act license, to allow construction of additional tanks for wastewater treatment and installation of new wastewater treatment technologies, such as reverse osmosis and ultrafiltration. The discharge limit would remain at 50,000 gallons average per day. The facility currently discharges an average of approximately 30,000 gallons per day. In November 1994, the DEP issued a draft of the renewal license, with the additions requested by the Company, and invited comments from the public. The Company expects that public comments will be submitted and that a public hearing will be held.


                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company's future operating results may be affected by a number of factors, including the Company's ability to: make permanent the cost reduction benefits associated with its reengineering program initiated in the summer of 1993; utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory while expanding its product offerings into other markets; and integrate additional hazardous waste management facilities and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers and others which may be opened in the future.

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

   Typically during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

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


                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY

   The Company has financed its operations and capital expenditures primarily by cash flow from operations and additions to long-term debt. Cash provided by operations, before changes in current assets and current liabilities, was $10,219,000 for the nine months ended September 30, 1994, as compared to $10,392,000 for the nine months ended
September 30, 1993.

   During the nine months ended September 30, 1994, the Company spent $3,234,000 (excluding the cost to acquire the oil processing facility on September 30, 1994) on additions to plant and equipment and construction in progress, as compared to the same period of the prior year when its capital expenditures were $6,241,000 (excluding the cost to acquire Spring Grove Resource Recovery, Inc., a hazardous waste treatment, storage and disposal facility acquired by the Company in February 1993). The Company anticipates that its capital expenditures for the year 1994 will be approximately $6,000,000. The Company expects to finance these requirements through cash flow from operations. The Company also continues to investigate the possibility of acquiring additional hazardous waste treatment, storage and disposal facilities, which would be financed by a variety of sources.

   At September 30, 1994, the Company had a $35,000,000 Revolving Credit Agreement with three banks (the "Revolver"). On October 1, 1994, the loans outstanding under the Revolver were $8,640,174 (exclusive of letters of credit), and the Company had borrowing availability of $15,830,146. The Company believes it has adequate resources available to fund its future operations and anticipated capital expenditures.


                                (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

   No reportable events have occurred which would require modification of the discussion under Item 3--Legal Proceedings contained in the Company's Report on Form 10-K for the Year Ended
December 31, 1993, as modified by Item 1--Legal Proceedings contained in the Company's Report on Form 10-Q for the Quarterly Period Ended June 30, 1994.

ITEM 2 - CHANGES IN SECURITIES
- ------------------------------

   None

ITEM 3 - DEFAULTS UPON SENIOR DEBT
- ----------------------------------

   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

   None

ITEM 5 - OTHER INFORMATION
- --------------------------

   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

A)   Exhibit 11.1 - Computation of Net Income per Share.

     Reports on Form 8-K - None


                                      (14)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Clean Harbors, Inc.
                                             -----------------------------
                                             Registrant




Dated:    November 10, 1994                  By:  Alan S. McKim
                                             -----------------------------
                                             Alan S. McKim
                                             President and
                                             Chief Executive Officer




Dated:    November 10, 1994                  By:  James A. Pitts
                                             -----------------------------
                                             James A. Pitts
                                             Executive Vice President and
                                             Chief Financial Officer




Dated:    November 10, 1994                  By:  Mary-Ellen Drinkwater
                                             -----------------------------
                                             Mary-Ellen Drinkwater
                                             Vice President and Controller



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


Dated:    November 10, 1994                  By:  James A. Pitts
                                             -------------------
                                             James A. Pitts
                                             Vice President, Treasurer and
                                             Chief Financial Officer





                                      (16)