Form 10-K
period 1994-12-31
CLEAN HARBORS INC
filed 1995-02-23
CIK 822818

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                     SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                          COMMISSION FILE NO. 0-16379
                              CLEAN HARBORS, INC.
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                                             04-2997780
       (State or other jurisdiction                        (IRS Employer Identification Number)
     of incorporation or organization)

        1200 CROWN COLONY DRIVE,
         QUINCY, MASSACHUSETTS                                            02169
        (Address of principal                                          (Zip Code)
          executive offices)
                                   (617) 849-1800 EXT. 4454
                                   (Registrant's telephone
                                          number):

          Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     On February 1, 1995, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $23,884,480. Reference is made to Part III of this report for the assumptions on which this calculation is based.

     On February 1, 1995, there were outstanding 9,431,282 shares of Common Stock, $.01 par value.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement for its 1995 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 1995) are incorporated by reference into part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), provides a wide range of industrial waste management services to a diversified customer base in approximately 35 states. The Company was incorporated in Massachusetts in 1980. The principal offices of the Company are located at 1200 Crown Colony Drive, Quincy, Massachusetts 02169.

     The Company is one of the largest providers of industrial waste management services in the Northeast and Mid-Atlantic regions of the United States, with a growing presence in the Central, Midwest and Southern regions. The Company seeks to be recognized by customers as the premier supplier of a broad range of value-added industrial waste management services based upon quality, responsiveness, customer service, variety of risk containment systems, and cost effectiveness.

     The Company currently maintains a network of 22 service centers, 9 sales offices and 11 waste management facilities. The service centers interface with the customers, and perform a variety of environmental remediation and hazardous waste management activities, utilizing the waste management facilities to store, treat and dispose of waste. The Company also provides analytical testing and engineering services which complement its primary services and permit it to offer complete solutions to its customers' complex environmental requirements. The Company's principal customers are chemical, petroleum, transportation, utility and industrial firms, other waste management companies and government agencies.

     Intensified levels of federal and state environmental regulation and enforcement have been a major factor in increasing the demand for the Company's services. The Company believes that its success is attributable in large part to customers' confidence in the Company's ability to comply with these regulations and to manage effectively the risks involved in providing these services. As part of its commitment to employee safety and quality customer service, the Company has an extensive compliance program and a trained environmental, health and safety staff. The Company follows a risk management program designed to reduce potential liabilities for the Company and its customers.

BUSINESS STRATEGY

     The Company's strategy is to develop and maintain an ongoing relationship with a diversified group of customers who have recurring needs for multiple services in managing their environmental exposure.

     In order to maintain and enhance its leading position in the industrial waste management industry, the Company has implemented a strategy of internal growth through the increased utilization of existing facilities, the addition of new sales offices and service centers, and the development of new waste management services. In addition, the Company achieves external growth through strategic acquisitions.

     Increased Utilization of Waste Management Facilities. The Company currently has 11 waste management facilities which represent a substantial investment in permits, plant and equipment. These facilities provide the Company with significant operating leverage. There are opportunities to expand capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, the Company can expand the range of treatment services which it offers to its customers without the large capital investment necessary to acquire or build new waste management facilities. The Company believes that permits for new industrial waste management facilities will become increasingly difficult to obtain, thereby placing new entrants and weaker competitors at a disadvantage.

     Sales Office/Service Center Expansion. The Company opens sales offices in attractive target markets in order to expand the Company's service areas. As demand at a particular sales office reaches a sufficient level, the sales office can be upgraded to a service center with field service capabilities by the addition of field technicians, service personnel and equipment. The Company's sales offices and service centers direct waste into the Company's waste management facilities. This allows the Company to expand its service areas with low risk capital investment and to maximize throughput with minimal incremental cost by obtaining additional wastes to be handled by the Company's service centers and waste management facilities.

     New Waste Management Services. Industrial waste generators are demanding alternatives to traditional waste disposal methods in order to increase recycling and reclamation and to minimize the end disposal of hazardous waste into the environment. The Company utilizes its technological expertise and innovation to improve and expand the range of services which it offers to its customers. The Company has commercialized a hazardous waste treatment system, the Clean Extraction System ("CES"), to extract toxic compounds from industrial wastewaters by utilizing non-toxic liquid carbon dioxide at high pressures. CES offers for certain wastewater streams a recycling alternative to incineration or injection into deep underground wells.

     Occasionally, companies primarily operating in other industries or engaged in research and development have sought to join with the Company to evaluate the commercial potential of a particular technology or process for solving environmental problems. In May 1994, the Company signed a development agreement with Molten Metal Technology, Inc. of Waltham, Massachusetts ("MMT"), an environmental technology company developing an innovative, proprietary processing technology known as Catalytic Extraction Processing ("CEP"). CEP utilizes a molten metal bath as a catalyst and solvent to break down the molecular structure of various hazardous wastes into its elements. With the addition of various other elements, industrial compounds are made into products for reuse as a raw material by the feedstock generator or for sale to other industrial users. Development of the CEP system pursuant to the agreement is subject to a number of conditions, including the execution of definitive agreements, and no assurances can be given that the proposed CEP unit will be successfully developed.

     In November 1994, the Company signed a letter of intent to acquire a newly constructed hazardous waste incinerator in Kimball, Nebraska, to incinerate liquid and solid wastes which are not suitable for treatment in the CES, and are not expected to be handled by the proposed CEP unit. These actions to develop new waste management services are expected to reduce the Company's dependence on outside disposal vendors.

     Capitalization on Industry Consolidation. The Company believes that its large industrial customers will ultimately require a comprehensive range of waste treatment capabilities to be provided by a select number of service providers. This trend will put smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to its customers' needs, the Company has increased the range of waste management services it offers and has followed a strategy of acquiring companies in existing, contiguous and new market areas. Since its formation in 1980, the Company has completed 13 acquisitions, each of which has proven successful in expanding the Company's market share and cash flow. Acquisitions within the Company's existing areas of operation serve to capture incremental market share, while geographic expansion creates new market opportunities. The Company continues to investigate and discuss other potential acquisitions of permitted facilities in order to enhance service to its existing customer base and expand its customer base to include new regional customers as well as waste generators with operations in several regions.

ACQUISITIONS

     The Company has made six acquisitions since January 1, 1989. The Company is also in the process of expanding its Chicago waste management facility onto an adjoining site formerly occupied by Chemical Waste Management, Inc., which will allow the Company to offer new waste treatment services in the Midwest region.

  DATE OF
ACQUISITION                           ACQUISITION                           PURCHASE PRICE
- -----------   ------------------------------------------------------------  --------------
   1989       ChemClear Inc., a publicly-traded company in the business of treating liquid and semi-liquid hazardous and nonhazardous industrial wastes at treatment plants in Baltimore,
              Maryland; Cleveland, Ohio; Chicago, Illinois; and Chester,
              Pennsylvania                                                  $27.6 million
   1989       Murphy's Waste Oil Service, Inc., the operator of a waste
              oil treatment and storage facility in Woburn, Massachusetts   $0.2 million

  DATE OF
ACQUISITION                           ACQUISITION                           PURCHASE PRICE
- -----------   ------------------------------------------------------------  --------------
   1992       Connecticut Treatment Corporation, the operator of a
              hazardous waste storage and treatment facility in Bristol,
              Connecticut                                                   $2.4 million
   1992       Mr. Frank, Inc., a Chicago-based transportation and
              environmental services company serving industrial companies
              primarily in Illinois, Indiana and Michigan                   $2.2 million
   1993       Spring Grove Resource Recovery, Inc., the operator of a
              hazardous waste storage and treatment facility in
              Cincinnati, Ohio                                              $7.0 million
   1994       The assets of a hazardous and nonhazardous oil reclamation
              facility located near Richmond, Virginia                      $0.4 million

     Prior to closing any acquisition, the Company attempts to investigate thoroughly the current and contingent liabilities of the company to be acquired, including potential liabilities arising from noncompliance with environmental laws by prior owners for which the Company, as a successor owner, might become responsible. The Company also seeks to minimize the impact of potential liabilities by obtaining indemnities and warranties from the sellers which may be supported by deferring payment of or by escrowing a portion of the purchase price. See "Legal Proceedings" below for a description of the indemnities which the Company has received in connection with past acquisitions.

                        SERVICES PROVIDED BY THE COMPANY

SERVICES

     The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes ("Treatment and Disposal"); field services provided at customer sites ("Field Services"); and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("LabPacks"). The Company markets these services on an integrated basis and, in many instances, services in one area of the business support or lead to a project undertaken in another area.

     In addition to these three principal services, the Company also provides technical services such as analytical testing and engineering services and personnel training. Such technical services primarily support the Company's principal services, although technical services are also offered to a limited extent on a stand-alone commercial basis.

     The Company currently maintains a network of 11 waste management facilities, 22 service centers and 9 sales offices. The service centers and sales offices accommodate sales personnel who develop and maintain contact with the Company's customers. Customers are generally covered by a two person team: an "account manager" who is responsible for sales and a "customer service account manager" who is responsible for order taking, handling customer inquiries and other administrative tasks. Account managers utilize the expertise of product specialists in order to evaluate the scope of a potential job, quote a job and ultimately detail the work order, including personnel and equipment necessary to complete the job. The service centers also serve as depots for the specialized equipment and trained technical personnel which respond to customers' waste management requirements. The Company utilizes a "hub and spoke" organization where service centers and sales offices feed waste disposal business into the Company's 11 waste management facilities. Waste which cannot be treated at those facilities is sent to other final disposal sites, such as the Nebraska hazardous waste incinerator the Company intends to acquire.

     As an integral part of the Company's services, industrial wastes are collected from customers and transported by the Company to and between its facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55-gallon drums, or in bulk in storage tanks or 20-cubic yard roll-off boxes. In providing this service, the Company utilizes a variety of specially designed and constructed tank trucks and semi-trailers, as well as other third-party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums.

Heavier sludges or bulk solids are transported in sealed, roll-off boxes or bulk dump trailers. The Company is increasing its use of railroad transporters as a way to efficiently and economically ship to disposal outlets across the United States in an effort to reduce its transportation and outside disposal costs.

  TREATMENT AND DISPOSAL

     The Company transports, treats and disposes of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other waste management companies and governmental entities. The wastes handled include substances which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. Waste types processed or transferred in drums or bulk quantities include:

     - flammables, combustibles and other organics,
     - acids and caustics,
     - cyanides and sulfides,
     - solids and sludges,
     - industrial wastewaters,
     - items containing PCBs, such as utility transformers and electrical light ballasts,
     - medical waste,
     - other regulated wastes, and
     - nonhazardous industrial waste.

     Before the Company receives hazardous waste from a customer, detailed paperwork and analysis are completed to document the nature of the waste. A representative sample of the expected waste is analyzed in a Company-owned laboratory in order to establish a waste profile and to enable the Company to recommend the best method of treatment and disposal. Prior to unloading at the Company's treatment facility, a representative sample of the delivered waste is tested and analyzed to ensure that it conforms to the customer's waste profile record. Once the wastes are characterized, compatible groups are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer's waste at the Company's facility, a unique computer "bar code" identification character is assigned to each container of waste, enabling the Company to use sophisticated computer systems to track and document the status, location and disposition of the waste.

     Wastewater Treatment. The Company's treatment and resource recovery operations involve processing hazardous wastes through the use of physical, chemical, thermal or other methods, and the reclamation and reuse of certain wastes. The nonrecoverable materials produced by these interim processing operations are then disposed of off-site at facilities owned and operated by unrelated businesses.

     The Company treats a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:
     - acids and caustics,
     - ammonias, sulfides, and cyanides,
     - heavy metals, ink wastes, and plating solutions,
     - landfill leachates and scrubber waters, and
     - oily wastes and water soluble coolants.

     Wastewater treatment can be economical as well as environmentally sound, by combining different wastewaters in a "batching" process that reduces costs for multiple waste stream disposal. Acidic waste from one source can be neutralized with alkaline from a second source to produce a neutral solution.

     Physical Treatment. Physical treatment methods include distillation, separation and stabilization. These methods are used to reduce the volume or toxicity of waste material or to make it suitable for further treatment, reuse, or disposal. Distillation uses either heat or vacuum to purify liquids for resale. Separation utilizes techniques such as sedimentation, filtration, flocculation and centrifugation to remove solid materials from liquids. Stabilization refers to a category of waste treatment processes designed to reduce contaminant mobility or solubility and convert waste to a more chemically stable form. Stabilization technology includes many classes of immobilization systems and applications. Examples include low-temperature processes such as adding a sand-like cement material, and high-temperature processes such as vitrification. Stabilization is a frequent treatment method for metal-bearing wastes received at several Company facilities, which treat the waste to meet specific federal land disposal restrictions. After treatment, the waste is tested to confirm that it has been rendered nonhazardous. It can then be sent to a nonhazardous waste landfill, at significantly lower cost than disposal at a hazardous waste landfill.

     Thermal Treatment. Thermal treatment refers to processes that use high temperature incineration as the principal means of waste destruction. The Company operates an incinerator at its Braintree facility which was previously used to destroy hospital waste. In late 1991, approvals were granted to allow the incinerator to destroy nonhazardous wastes which were previously sent to landfills or municipal incinerators. It also generates steam which is used in steam distillation equipment for reclaiming solvents. Other waste residues are incinerated in off-site facilities, such as the Nebraska hazardous waste incinerator which the Company intends to acquire, and in similar facilities owned and operated by other companies.

     Resource Recovery. Resource recovery involves the treatment of wastes using various methods which will effectively remove contaminants from the original material to restore its fitness for its intended purpose, and to reduce the volume of waste requiring disposal. In conjunction with recent regulatory provisions restricting the burial of various types of hazardous wastes, the Company substantially upgraded its existing facilities for the reclamation and reuse of certain wastes, particularly solvent-based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes.

     Spent solvents that can be recycled are processed through thin film evaporators and other processing equipment and are distilled into clean, usable products. Upon recovery of these products, the Company either returns the recovered solvents to the original generator or sells them to third parties.

     Other nonrecoverable organic liquids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for cement kilns, industrial furnaces and other high-efficiency boilers. The Company has established relationships with a number of supplemental fuel users that are licensed to accept the blended fuel material. Although the Company pays a fee to the users who accept this product, this disposal method is substantially less costly than other disposal methods.

     Clean Extraction System. The Clean Extraction System ("CES") is a hazardous waste treatment system commercialized by the Company which extracts organic compounds from industrial wastewater. CES uses carbon dioxide that has been compressed at high pressure into a liquid. Under these "supercritical" conditions, carbon dioxide acts as a powerful solvent for most commonly occurring contaminants. CES uses supercritical carbon dioxide as a solvent to remove organic contaminants, such as gasoline, acetone, methylene chloride, pesticides and other chemicals, from industrial wastewater called "lean water." Lean water is generated by oil companies, utilities, and manufacturers of specialty chemicals and pharmaceuticals.

     The CES was installed at the Company's Baltimore facility, and began commercial operation in June 1992. The system includes specialized pretreatment and post-treatment systems and techniques, in addition to a central extractor unit, to maximize extraction efficiency. In the Baltimore CES, wastewater receives chemical and physical pretreatment before entering a central extractor unit. The wastewater is fed into the top of a 40-foot tall pressurized chamber, and flows down through a stack of perforated plates as a continual supply of liquefied carbon dioxide rises from the bottom of the chamber. As the wastewater and carbon dioxide mix, organic contaminants separate from the water and dissolve in the carbon dioxide. The liquid carbon dioxide flows from the top of the chamber into a decompression vessel. As the pressure decreases, the carbon dioxide vaporizes into a gas, leaving the organic contaminants at the bottom of the vessel, where they are collected. The concentrated organics can be recycled or burned as a supplemental fuel for resource recovery. The cleansed water flows from the bottom of the chamber, through a series of decompression and post-treatment tanks. After treatment, the cleansed water is discharged to the City of Baltimore sewer treatment works.

     This process enables the Company to handle a broad range of complex, difficult to treat organic and inorganic "lean waters" formerly sent to other companies for disposal. CES offers the Company's industrial customers, such as chemical or pharmaceutical companies, an attractive recycling alternative to disposal of their "lean water" by incineration or injection into deep underground wells. Current treatment capacity is between six and ten million gallons per year, depending on the characteristics of the wastewater being treated.

     Proposed Catalytic Extraction Processing. In May 1994, the Company signed a development agreement with Molten Metal Technology, Inc. of Waltham, Massachusetts ("MMT"), an environmental technology company developing an innovative, proprietary processing technology known as Catalytic Extraction Processing ("CEP"). CEP utilizes a molten metal bath as a catalyst and solvent to break down the molecular structures of various hazardous wastes into their elements. With the addition of various other elements, industrial compounds are made into products for reuse as a raw material by the feedstock generator or for sale to other industrial users. Under the development agreement, the Company and MMT have agreed to install a CEP system at one of the Company's waste management facilities. Development of the CEP system pursuant to the development agreement is subject to a number of conditions and uncertainties, including the negotiation and execution of definitive agreements, and no assurances can be given that the CEP system will be successfully developed or operated.

     Disposal. After treatment of industrial wastes at the Company's facilities, the hazardous waste residues (such as sludges) which remain after such treatment are disposed of in facilities operated by third parties. The Company also arranges for the disposal of its customers' hazardous wastes which cannot be treated at Company-owned facilities. Arrangements are made for disposal primarily in incinerators such as the Nebraska hazardous waste incinerator which the Company intends to acquire, and in other incinerators, landfills, and disposal facilities operated by third parties. These arrangements are typically made before the Company accepts waste. Although the Company's facilities are licensed to store waste, such storage is for a short period of time, usually a matter of days, before the waste is sent for ultimate disposal. On occasion, a service center may also arrange to ship a customer's waste directly to another disposal company, such as a landfill or incinerator, if the size of the waste shipment or its characteristics are such that the waste does not need to pass through one of the Company's own waste management facilities. As the volume of waste handled by the Company has grown, the Company has negotiated favorable disposal arrangements with numerous companies. The Company is not dependent on any one disposal company, and the loss of any particular outlet for disposal of waste would not have a material impact on the Company.

     The Company's wastewater treatment operations are dependent upon access to publicly owned treatment works and to hazardous or nonhazardous waste landfills for the disposal of its byproduct wastes. Generally, the Company has not experienced significant difficulty in obtaining the necessary permits from local sewer authorities.

  FIELD SERVICES

     The Company provides a wide range of environmental field services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided primarily to large chemical, petroleum, transportation, utility, industrial and waste management companies, and to governmental agencies. The Company's strategy is to identify, evaluate, and solve its customers' environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each project.

     Industrial Maintenance. Many of the Company's customers have a recurring need to clean equipment and facilities periodically in order to continue operations, maintain and improve operating efficiencies of their plants, and satisfy safety requirements. Industrial maintenance involves chemical cleaning, hydroblasting, vacuuming, and other methods to remove deposits from process equipment, such as paint booths and plating lines, and storage facilities for material used in the manufacturing or production process, such as feedstocks, chemicals, fuels, paints, oils, inks, metals and many other items. Service centers are equipped with specialty equipment, such as high volume pumps, pressure washers, nonsparking and chemical resistant tools, and a variety of personal protective equipment, to perform maintenance services quickly, usually during "off periods" to minimize downtime from production.

     Project Management. An increasingly important area of the Company's operations is the management of complex environmental remediation projects. These projects may include surface remediation, groundwater restoration, site and facility decontamination, and emergency response. An interdisciplinary team of managers, chemists, engineers, and compliance experts design and implement result-oriented remedial programs, incorporating both off-site removal and on-site treatment, as needed. The remedial projects group functions as a single source management team, relieving the customer of the administrative and operational burdens associated with environmental remediation. As a full-service environmental services provider, the Company eliminates the need for multiple subcontractors.

     These projects vary widely in scope, duration and revenue, and they are typically performed under service agreements between the customer and the Company. Environmental remediation projects may be undertaken in conjunction with or lead to contracts for additional remediation work or for hazardous waste management services, and typically involve the Company's analytical laboratory and engineering group.

     Surface Remediation. Surface remediation projects arise in two principal areas: the planned cleanup of hazardous waste sites and the cleanup of accidental spills and discharges of hazardous materials, such as those resulting from transportation and industrial accidents. In addition, some surface remediation projects involve the cleanup and maintenance of industrial lagoons, ponds and other surface impoundments on a recurring basis. In all of these cases, an extremely broad range of hazardous substances may be encountered.

     Surface remediation projects generally require considerable interaction among engineering, project management and analytical services. Following the selection of the preferred remedial alternative, the project team identifies the processes and equipment for cleanup. Simultaneously, the Company's health and safety staff develops a site safety plan for the project. Remedial approaches usually include physical removal, mechanical dewatering, stabilization or encapsulation.

     Groundwater Restoration. The Company's groundwater restoration services typically involve response to above-ground spills, leaking underground tanks and lines, hazardous waste landfills and leaking surface impoundments. Groundwater restoration efforts often require complex recovery systems, including recovery drains or wells, air strippers, biodegradation or carbon filtration systems, and containment barriers. These systems and technologies can be used individually or in combination to remove a full range of floating or dissolved organic compounds from groundwater. The Company internally designs and fabricates most mobile or fixed site groundwater treatment systems.

     Site and Facility Decontamination. Site and facility decontamination involves the cleanup and restoration of buildings, equipment and other sites and facilities that have been contaminated by exposure to hazardous materials during a manufacturing process, or by fires, process malfunctions, spills or other accidents. The Company's projects have included decontamination of electrical generating stations, electrical and electronics components, transformer vaults and commercial, educational, industrial, laboratory, research and manufacturing facilities.

     Emergency Response. The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. The Company has established specially trained emergency response teams which operate on a 24-hour basis from service centers covering 20 states. Many of the Company's remediation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

     Emergency response projects require trained personnel, equipped with protective gear and specialized equipment, prepared to respond promptly whenever these situations occur. To meet the staffing requirements for emergency response projects, the Company relies in part upon a network of trained personnel who are available on a contract basis for specific project assignments. The Company's health and safety specialists and other skilled personnel closely supervise these projects during and subsequent to the cleanup. The steps performed by the Company include rapid response, containment and control procedures, analytical testing and assessment, neutralization and treatment, collection, and transportation of the substances to an appropriate treatment or disposal facility.

  LABPACKS

     The Company provides specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes. Such chemicals and wastes are put into LabPacks, which are packages smaller than a 55-gallon drum, generally less than five gallons or 50 pounds. The Company offers generators of LabPack quantity waste the same economical and environmentally sound disposal services that have been offered for years to large industrial generators. The LabPack operation services a wide variety of customers, including:

     - engineering and research and development divisions of industrial companies,
     - college, university and high school labs,
     - EPA labs and Veterans Administration facilities,
     - hospitals and medical care labs,
     - state and local municipalities, and
     - tens of thousands of residents through household hazardous waste collection days.

     The Company provides a team of qualified personnel with science degrees and special training to collect, label and package waste at the customer's site. LabPacks are then transported to one of the Company's facilities for consolidation into full-size containers, which are then sent for further treatment or disposal as part of the Company's treatment and disposal services described above. As described above, disposal options include reclamation, fuels blending, incineration, aqueous treatment, and secure chemical landfill.

  TECHNICAL SERVICES

     Technical services consist primarily of analytical testing, engineering services and personnel training. Many of the Company's principal services as described above involve the selection and application of various technologies. The Company's analytical testing laboratories perform a wide range of quantitative and qualitative analyses to determine the existence, nature, level, and extent of contamination in various media. The Company's engineering staff identifies, evaluates and implements the appropriate environmental solution.

     Analytical Testing and Engineering Services. The Company provides analytical testing and engineering services as technical support to complement its primary services. For example, if the Company is engaged to perform an entire environmental remediation project, it will first perform a site or situation assessment. A site assessment begins with the determination of the existence of contamination. If present, the nature and extent of the contamination is defined by gathering samples and then analyzing them at one of the Company's laboratories in order to establish or verify the nature and extent of the contaminants. The Company's engineering staff then develops, evaluates and presents alternative solutions to remedy the particular situation. Often treatment systems are completely designed, engineered and fabricated by the Company in house. It then implements the mitigation and decontamination program mutually selected by the customer and the Company.

     Analytical testing and engineering services are also provided as a separate service if a customer requires an analysis with respect to certain material, or if a customer is searching for an appropriate solution to an environmental problem or if an environmental assessment is required to allow a transfer of property.

     The Company operates an EPA-qualified and state-certified analytical testing laboratory in Braintree, Massachusetts which tests samples provided by customers to identify and quantify toxic pollutants in virtually every component of the environment. The laboratory staff evaluates the properties of a given material, selects appropriate analytical methods, and executes a laboratory work plan that results in a comprehensive technical report.

     The Company also maintains laboratories at its waste management facilities to identify and characterize waste materials prior to acceptance for treatment and disposal, and operates mobile laboratory facilities for field use in emergency response and remedial action situations.

     Personnel Training. The Company provides comprehensive personnel training programs for its own employees and those of its customers on a commercial basis. Such programs are designed to promote safe work practices under potential hazardous environmental conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under RCRA and the federal Occupational Safety and Health Act ("OSHA"). The Company's Technical Training Center at its Kingston, Massachusetts facility includes a 2,000 gallon tank for confined space entry, exit, and extraction, an air-system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA Hazardous Waste and Emergency Response Standards.

CUSTOMERS

     The Company's sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company's services. The Company's customer list includes many of the largest United States industrial companies. In addition, the Company's customers include most of the major utilities in the Northeast and Mid-Atlantic regions. The Company's customers are primarily chemical, petroleum, transportation, utility and industrial firms, other waste management companies and government agencies. Management believes that the Company's diverse customer base, in terms of number, industry and geographic location, as well as its large presence in New England, provide it with a recurring stream of revenue and stability of cash flow. The Company estimates that in excess of 80% of its revenues is derived from previously served customers with recurring needs for the Company's services. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company's customer base is diverse, and generally not concentrated in particular industries, such as the petroleum or defense sectors, where business activity may be cyclical. In addition to serving industrial customers such as utilities, railroads, pipelines, pharmaceutical manufacturers, and chemical companies, the Company serves health care and educational institutions, federal, state and local governmental bodies, and thousands of small quantity generators who have recurring needs for multiple services in managing their environmental exposure.

     Under applicable environmental laws and regulations, generators of hazardous wastes retain potential legal liability for the proper treatment of such wastes through and including their ultimate disposal. In response to these potential liability concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have increasingly sought to decrease the number of providers of such services that they utilize. Waste management companies which are selected as "approved vendors" by such large generators and other purchasers are firms, such as the Company, that possess comprehensive collection, recycling, treatment, transportation, disposal and waste tracking capabilities and have the expertise and financial capacity necessary to comply with applicable environmental laws and regulations. By becoming an "approved vendor" of a large waste generator or other purchaser, the Company becomes eligible to provide waste management services to the various plants and projects of such generator or purchaser which are located in the Company's service areas. However, in order to obtain such "approved vendor" status, it may be necessary for the Company to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit the Company's facilities and operations to ensure that the Company's waste management services to such customers are being performed in compliance with applicable laws and regulations and with other criteria established by the Company and by such customers.

COMPLIANCE

     The Company regards compliance with applicable environmental regulations as a critical component of its overall operations, both from the standpoint of the health and safety of its employees and as a service to its customers. The Company strives to maintain the highest professional standards in its compliance activities; its internal operating requirements are in many instances more stringent than those imposed by regulation. The Company's compliance program has been developed for each of its operational facilities and service centers under the direction of the Company's corporate compliance and health and safety staff. The compliance staff consists of approximately 45 full-time employees who are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. The Company also performs periodic audits and inspections of the disposal facilities of other firms utilized by the Company.

     The Company's treatment, storage and recovery facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although the Company's facilities have been cited on occasion for regulatory violations, the Company believes that each facility is in substantial compliance with applicable requirements. All major facilities and service centers have a full-time compliance or health and safety representative to oversee the implementation of the Company's compliance program at the facility or service center. These highly-trained regulatory specialists are independent from operations and report to corporate compliance, which in turn reports directly to the Chief Executive Officer.

MANAGEMENT OF RISKS

     The Company follows a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers' ongoing regulatory responsibility. This program includes installation of risk management systems at the facilities, such as fire suppression, employee training, environmental auditing, and policy decisions restricting the types of wastes handled. The Company evaluates all revenue opportunities and declines those which it believes involve unacceptable risks. The Company avoids handling high-hazard waste such as explosives, and frequently utilizes specialty subcontractors to handle any such materials when discovered at a job site.

     The Company only disposes of its wastes at facilities owned and operated by firms which the Company has approved as prudent and financially sound. Typically, the Company applies established technologies to the treatment, storage and recovery of hazardous wastes. The Company believes its operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

INSURANCE

     The Company's present insurance programs cover the potential risks associated with its multifaceted operations from two primary exposures: direct physical damage and third-party liability. The Company maintains a casualty insurance program providing coverage for vehicles, workers' compensation, employer's liability, and comprehensive general liability in the aggregate amount of $30,000,000 per year, subject to a retention of $250,000 per occurrence, except on general liability where the retention is $500,000. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program.

     The Company has pollution liability insurance policies covering the Company's potential risk in three areas: as a contractor performing services at customer sites; as a transporter of waste; and while it handles waste at the Company's facilities. The Company has contractor's liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate, covering off-site remedial activities and associated liabilities. Lloyds of London provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $29,000,000. This Lloyds of London policy covers liability in excess of $1,000,000 for pollution caused by sudden and accidental occurrences during transportation of waste and at the Company's facilities, from the time waste is picked up from a customer until its delivery to the final disposal site. During 1994, the Company arranged to have its $30,000,000 comprehensive general liability insurance provide coverage for any in-transit pollution losses from accidents over and above the Lloyds of London coverage, so that it now has $59,000,000 of in-transit coverage.

     Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste. In 1989, the Company established a captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write professional liability and pollution liability insurance for the Company and its operating subsidiaries. RCRA and comparable state hazardous waste regulations require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate per year for sudden and non-sudden occurrences. Currently, the Company uses its captive insurance company to provide (i) the first $1,000,000 of insurance against liability from sudden occurrences at its facilities, with the excess coverage provided by Lloyds of London, and (ii) the full policy limits of insurance for non-sudden occurrences.

     Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance that certain funds will be available for closure of those facilities, should the facility cease operation. For example, closure would include the cost of removing the waste stored at a facility which ceased operating, and sending the material to another company for disposal. The Company utilizes its captive insurance company to provide such financial assurance for the waste management facilities it currently owns.

     The Company's ability to continue conducting its industrial waste management operations could be adversely affected if the Company should become unable to obtain sufficient insurance to meet its business and regulatory requirements in the future. The availability of insurance may also be influenced by developments within the insurance industry, although other businesses in the industrial waste management industry would be similarly impacted by such developments.

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The Company has been successful in negotiating lower premiums recently, due in part to its favorable historical loss experience. The cancellation terms applicable to the Company are similar to those of other companies in other industries.

COMPETITION

     The Company competes with numerous large and small companies, each of which is able to provide one or more of the industrial waste management services offered by the Company and some of which have access to greater financial resources. The Company believes it offers a more comprehensive range of industrial waste management services than any of its competitors in its service territory. The Company also believes that its ability to market and provide its services on an integrated basis constitutes a significant competitive advantage for the Company.

     The Company's competitive position with respect to its treatment and disposal services is enhanced by the proximity of its facilities to hazardous waste generators and the barriers to market entry provided by capital and licensing requirements. However, treatment, recovery and disposal operations are conducted by a number of national and regional waste management firms. The Company believes that physical proximity of treatment and disposal facilities, comprehensiveness of services, safety, and quality of services and efficiency are the most significant factors in the market for treatment and disposal services.

     In field services, the Company's competitors include major national and regional environmental services firms which have environmental remediation staffs. The availability of skilled technical professional personnel, quality of performance, diversity of services and, to a certain extent, price, are the key competitive factors.

EMPLOYEES

     As of January 31, 1995, the Company employed 1,473 people on a regular basis. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

     The properties of the Company consist primarily of its 11 waste management facilities and 22 service centers, various environmental remediation equipment, and a fleet of approximately 1,074 registered pieces of transportation equipment. Most service center locations are leased, and occasionally move to other locations as operations grow and space requirements increase. The 11 waste management facilities are described below. All of such facilities are owned by the Company, except for the Chicago hazardous waste management facility which is leased under a lease which (with extensions) expires September 2020 and the Woburn, Massachusetts waste oil treatment and storage facility which is leased under a lease which (with extensions) expires February 2004.

     Hazardous Waste Management Facilities. The Company currently maintains seven hazardous waste management facilities at which it processes, treats and temporarily stores hazardous wastes for later resale, reuse or off-site treatment or disposal. Every facility that treats, stores or disposes of hazardous wastes must obtain a license from the federal EPA or an authorized state agency and must comply with certain operating requirements. See "Environmental Regulation-Federal Regulation of Hazardous Waste" below for a description of licenses issued under the Resource Conservation and Recovery Act of 1976 ("RCRA"). All seven hazardous waste management facilities, as well as the Nebraska hazardous waste incinerator facility which the Company intends to acquire, are subject to RCRA licensing. The incinerator and all seven of the Company's hazardous waste management facilities have been issued RCRA Part B licenses, one of which is under appeal.

     In addition, two of the Company's four waste oil treatment and storage facilities described below are subject to RCRA licensing, because some petroleum products, such as gasoline, are considered hazardous waste under federal law. In order to handle a variety of waste oil and petroleum products and support its field service activities in the Northeast and Mid-Atlantic regions, the Company has obtained RCRA licenses for those two facilities.

     The Company has made substantial modifications and improvements to the physical plant and treatment and process equipment at its treatment facilities. These modifications are consistent with the Company's strategy to upgrade the quality and efficiency of treatment services, to expand the range of services provided and to ensure regulatory compliance and operating efficiencies at these facilities. Major features of this program are the addition of new treatment systems, such as the CES in Baltimore, expansion of analytical testing laboratories, drum storage and processing facilities, and equipment rearrangement and replacement to improve operating efficiency.

     Braintree, MA. The Company's largest facility is located in Braintree, Massachusetts, just south of Boston. The facility is primarily engaged in drummed waste processing and consolidation, solvent recovery, transformer decommissioning, PCB storage and processing, blending of waste used as supplemental fuel by industrial furnaces, pretreatment of waste to stabilize it before it is sent to landfills, and incineration of small quantities of nonhazardous waste. The facility has been operated under a state Interim Hazardous Waste Facility License, which gave it Part A Interim Status, since 1981. The Company acquired the facility in 1985. In June 1992, the Massachusetts Department of Environmental Protection (the "DEP") approved the Company's application for a final Hazardous Waste Facility License, which would give the facility a final Part B license for a five-year term. The Town of Braintree and two adjoining communities have appealed the DEP's decision to issue the final Part B license, and requested an adjudicatory hearing before the DEP, which is the normal appeal process. The appeal is an administrative proceeding before the DEP, and the facility will continue to operate normally pursuant to its state license and Interim Status authority under RCRA while the DEP considers the appeal. The Company is confident the review will result in confirmation of the license as granted. The authority from the federal EPA to handle PCBs is not impacted by the towns' appeal of the Part B license.

     Natick, MA. The Natick, Massachusetts facility is located just west of Boston. Its primary services are collecting LabPacks and repackaging the small quantities of laboratory and household chemicals into 55-gallon drum quantities, consolidating wastes for shipment to other Company facilities or third parties for further treatment or disposal, and serving as a transfer station for the Northeast region. The facility has a state Hazardous Waste Facility License (the state equivalent of a Part B license), which was renewed in October 1994 for a five-year term. The facility is also authorized by the federal EPA to handle PCBs.

     Chicago, IL. The Chicago, Illinois facility is located on the south side of Chicago, on Lake Calumet. It provides treatment of nonhazardous and hazardous industrial wastewaters, drummed waste processing and consolidation, and transfer and repackaging of laboratory chemicals into LabPacks. In November 1993, the Illinois EPA issued a Part B license for a ten-year term, which significantly expanded the waste handling and storage capacity of the facility. The new license increased drum storage capacity from 1,240 drums to 1,875 drums and allows handling of material destined for blending of waste used as supplemental fuel by industrial furnaces, pretreatment of waste to stabilize it before it is sent to landfills, and rail shipment of hazardous and nonhazardous waste. The Company plans to make substantial expenditures to implement this increased permitted capacity.

     As an alternative to making the needed improvements to its own site, the Company has entered into a definitive agreement with Chemical Waste Management, Inc. ("ChemWaste") which would allow the Company to lease an adjoining site now leased by ChemWaste and acquire their existing improvements in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the adjoining site. The improvements on the ChemWaste site would allow the Company to develop new product lines not currently handled at the Company's existing facility. Under the sharing arrangement with ChemWaste, the Company could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. Completion of this transaction is subject to numerous regulatory approvals which the Company expects to obtain in the Spring of 1995.

     Cleveland, OH. The Cleveland, Ohio facility is located south of downtown Cleveland. It is a wastewater treatment facility that treats nonhazardous and hazardous industrial wastewaters, and serves as a transfer station for various types of containerized hazardous and nonhazardous waste. The facility is licensed by the state as a wastewater treatment facility. The facility is not subject to Part B licensing requirements, since its on-site wastewater treatment activities are regulated pursuant to the Clean Water Act, and therefore are exempt from RCRA.

     Baltimore, MD. The Baltimore, Maryland facility is located adjacent to Interstate 95 in central Baltimore. It provides treatment of nonhazardous and hazardous industrial aqueous wastes, drummed waste processing, pretreatment of waste to stabilize it before it is sent to landfills, and transfer of LabPacks. It is the only commercial hazardous waste treatment facility in Maryland. The facility has a state Controlled Hazardous Substances permit (the state equivalent of a Part B license), which was issued in 1987. In 1990, the Company received a permit modification to expand the range of waste streams the facility can accept and to install the CES, which allows the facility to treat a wide range of hazardous wastewaters contaminated with gasoline, chlorinated solvents and many other organic contaminants, which were formerly sent to other companies for incineration. In 1992, the Maryland Department of the Environment issued a new Controlled Hazardous Substances permit for a three-year term, which significantly expanded the waste handling and storage capacity of the facility. The new permit also allows handling of LabPacks and material destined for fuels-blending, pretreatment of waste to stabilize it before it is sent to landfills, and rail shipment of hazardous and nonhazardous waste.

     Bristol, CT. In July 1992, the Company acquired Connecticut Treatment Corporation, located in Bristol, Connecticut, approximately 20 miles southwest of Hartford. It provides hazardous wastewater treatment, drummed waste processing and consolidation, and transfer of LabPacks. This facility also offers two specialized services: equipment "de-manufacturing," such as dismantling outdated computers, and treatment of special categories of hazardous wastewaters known as "listed" wastewaters resulting from industrial processes such as electroplating.

     The Bristol facility has a Part B license issued by the federal EPA and the Connecticut Department of Environmental Protection. The license was issued in 1987 and expired in 1991. A new license was applied for and the facility continued to operate while the EPA and DEP reviewed the renewal application. The Company also applied for approval to expand the number of hazardous waste codes allowed to be handled, expand container storage capacity from 1,000 drums to 3,500 drums, and add eight tanks for storage of sludge and stabilization materials. In October 1994, the DEP issued a draft of the renewal license, with the additions requested by the Company, and invited comments from the public. If comments were submitted, then a public hearing would have been necessary. No public comments were received, and no hearing was required. The Company expects to receive the final renewal license shortly. The term of the license will be five years.

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

     Cincinnati, OH. In February 1993, the Company acquired Spring Grove Resource Recovery, Inc. ("Spring Grove"), located north of downtown Cincinnati, Ohio. It provides hazardous wastewater treatment, drummed waste processing and consolidation, pretreatment of waste to stabilize it before it is sent to landfills, and transfer of LabPacks. The facility holds a federal Part B license, which was issued in 1985 and expires in 1995, and a state Hazardous Waste Facility Installation and Operation permit which was renewed in December 1993 for a five-year term. The facility is also authorized to handle PCBs. On March 31, 1994, the Ohio EPA approved the Company's application for a revised, comprehensive state permit that expands the range of waste that may be received and treated at the facility and allows installation of sophisticated equipment for handling and processing material to be sent to boilers and industrial furnaces and used as supplemental fuel. The transfer of ownership to the Company is subject to approval by regulatory authorities, which is expected during 1995. The regulatory authorities have granted an exemption allowing the Company to acquire the stock of Spring Grove and operate the facility in the interim. If the transfer of ownership is not approved, then the seller has agreed to repurchase Spring Grove for a price equal to what the Company paid for Spring Grove ($7,000,000) with adjustments for depreciation and improvements.

     Acquisition of the Kimball, Nebraska Hazardous Waste Incinerator. The Company plans to acquire a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, a wholly owned affiliate of Amoco Oil Company. In November 1994, the Company signed a letter of intent with Ecova Corporation, and a definitive asset purchase agreement is being negotiated.

     The Kimball facility includes a 45,000 ton-per-year fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. It is a new, state-of-the-art facility staffed with a highly trained and motivated workforce. The Company believes that the facility offers capabilities which will be very attractive to its major customers. In particular, the facility is expected to have operating costs lower than most other incinerators, given the minimal acquisition cost to the Company and its unique ability to dispose of delisted ash on-site, which will save on the cost of shipping ash to another company for landfilling. The Company expects to realize significant savings by using the Kimball facility to incinerate waste previously sent to other incinerators.

     The incinerator has a RCRA Part B permit issued by the Nebraska Department of Environmental Quality ("NDEQ"). Construction is complete and final performance tests were successfully completed in December 1994. The NDEQ has approved commercial operation at 75% of capacity. All necessary permits to operate the facility have been issued, and are expected to be transferred to the Company in the Spring of 1995, when the acquisition is expected to be completed. The construction of the incinerator and its operation have received widespread support in the local community.

     The incinerator is located on a 600 acre site, which includes a landfill for disposal of incinerator ash. If the chemical composition of the ash meets the permit requirements, which is subject to verification before it is landfilled on-site, the ash will be classified as "delisted", meaning it will no longer be regulated as a hazardous waste under RCRA. No other commercial incineration facility in the United States is currently permitted to delist ash. Although the ash will be classified as nonhazardous, the landfill has been constructed to meet RCRA Subtitle C standards, which are the same stringent requirements as for landfills designed to handle hazardous waste.

     The letter of intent provides that Ecova will transfer the Kimball facility to the Company in return for royalty payments through 2004, based on the number of tons processed at the facility. The transaction is subject to negotiation of definitive agreements and a number of approvals from the United States EPA and the NDEQ which must approve the transfer of the facility to a new owner. The Company must also arrange financing for the acquisition costs, currently estimated to be approximately $10,000,000. According to the letter of intent, if the acquisition does not take place for any reason (other than a default by the seller), the Company would be obligated to reimburse certain of Ecova's costs of operating the incinerator after November 22, 1994, which was the date the letter of intent was signed.

     Waste Oil Treatment and Storage Facilities. The Company has four waste oil treatment and storage facilities: two in Massachusetts, one in Maine, and one in Virginia. The Massachusetts facilities are located in Kingston and Woburn, in the Boston area. The Kingston facility has a state recycling permit and is able to store oil collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility is also used for maintenance activities and for training of employees of the Company and third-party customers. The Woburn facility is a waste oil storage and transfer facility, and received a Part B license in October 1993 for a five-year term.

     The facility in South Portland, Maine is a petroleum reclamation facility that handles most of the waste oil received by the Company, which comes primarily from the Company's remediation activities. It has a municipal sewer user permit allowing the discharge of water separated from oil. The Company also owns another property in South Portland located on Main Street. It has a license to store virgin oil, but it also is permitted for the temporary storage and transfer of containerized hazardous waste.

     The Virginia facility is located near Richmond, and was acquired in September 1994 from ChemWaste. The facility is able to store oil and gasoline-contaminated wastewaters collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility operates under interim status under RCRA while the state reviews its application for a Part B license.

                            ENVIRONMENTAL REGULATION

     While the Company's business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the industrial waste management industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but is not always able to do so. The Company cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect its operations.

     The Company is required to obtain federal, state and local licenses or approvals for each of its hazardous waste facilities. Such licenses are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. The Company has acquired or is in the process of applying for all operating licenses and approvals required for the current operation of its business and has applied for or is in the process of applying for all licenses and approvals needed in connection with planned expansion or modifications of its operations.

FEDERAL REGULATION OF HAZARDOUS WASTE

     The most significant federal environmental laws affecting the Company are RCRA, the Superfund Act and the Clean Water Act.

     RCRA. RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive, "cradle-to-grave" system for the management of a wide range of materials identified as hazardous waste. States, such as Massachusetts, Connecticut, Illinois, Maryland and Ohio, that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA, have been authorized by the EPA to administer their facility permitting programs in lieu of the EPA's program.

     Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA license from the EPA or an authorized state agency and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary license application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained Interim Status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B licensing process). Interim Status facilities may continue to operate pursuant to the Part A Application until their Part B licensing process is concluded. Of the Company's eleven waste management facilities, eight are subject to RCRA licensing; of the eight, only the Virginia waste oil facility operates under interim status. The other seven have been issued Part B licenses, one of which is under appeal.

     RCRA requires that Part B licenses contain a schedule of required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. The EPA estimates that there are approximately 4,300 facilities that treat, store or dispose of hazardous wastes, which can be compelled to take corrective action when necessary. Some facilities are very large and have extensive contamination problems which rival the largest Superfund sites. Other facilities have relatively minor environmental problems. Still others will not need remedial action at all. It is the EPA's policy to compel corrective action at the "worst sites first." As a result, the EPA has developed a system for assessing the relative environmental cleanup priority of RCRA facilities, called the National Corrective Action Prioritization System, with a High, Medium or Low ranking for each facility. Although several facilities of its competitors have been assessed a High cleanup priority, none of the Company's RCRA facilities have been assessed as a High priority.

     The EPA has begun RCRA corrective action investigations at the Company's Part B licensed facilities in Braintree, Natick, Baltimore, Chicago, and Woburn. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and on Main Street in South Portland, Maine. The Company spent approximately $471,000 on corrective action at the foregoing facilities in 1994. The Company does not expect that corrective action will be required at its Richmond, Virginia waste oil facility.

     The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by Philadelphia Electric Company ("PECO"). The site consists of approximately 30 acres which PECO has leased to various companies over the years. In 1989, the Company acquired by merger a public company called ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which is estimated to be in the range of $1,000,000 to

$2,000,000, by performing field service work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates.

     While the final scope of the work to be done at these facilities has not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that such costs will not have a material effect on its results of operations or its competitive position, and that it will be able to finance from operating revenues any additional corrective action required at its facilities. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.

     The Bristol, Connecticut and Cincinnati, Ohio facilities were acquired from a subsidiary of Southdown, Inc. Southdown Inc. has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site, including the cost of corrective action, or waste disposed of off-site, including any liability under the Superfund Act, at those facilities.

     The Superfund Act. The Superfund Act provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See also "Business-Legal Proceedings."

     Clean Water Act. This legislation prohibits discharges to the waters of the United States without governmental authorization. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of its treatment process, the Company's wastewater treatment facilities generate waste water which they discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. The Clean Water Act also serves to create business opportunities for the Company in that it may prevent industrial users from discharging their untreated wastewaters to the sewer. If these industries cannot meet their discharge specifications, then they may utilize the services of an off-site pretreatment facility such as those of the Company.

     Other Federal Laws. Company operations are also subject to the Toxic Substances Control Act ("TSCA"), pursuant to which the EPA regulates over 60,000 commercially produced chemical substances, including the proper disposal of PCBs. TSCA has established a comprehensive regulatory program for PCBs, under the jurisdiction of the EPA, which oversees the storage, treatment and disposal of PCBs at the Company's facilities in Braintree and Natick, Massachusetts; Cincinnati, Ohio; and Bristol, Connecticut. Under the Clean Air Act, the EPA also regulates emissions into the air of potentially harmful substances. In its transportation operations, the Company is regulated by the U.S. Department of Transportation and the Interstate Commerce Commission, as well as by the regulatory agencies of each state in which it operates or through which its trucks pass. Health and safety standards under the Occupational Safety and Health Act are also applicable.

STATE AND LOCAL REGULATIONS

     Pursuant to the EPA's authorization of their RCRA equivalent programs, Massachusetts, Connecticut, Illinois, Maryland and Ohio have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of the Company's Braintree, Natick, Woburn, Bristol, Chicago, Baltimore and Cincinnati facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

     Some states, such as Connecticut and Massachusetts, classify as hazardous some wastes which are not regulated under RCRA. For example, Massachusetts considers PCBs and used oil as "hazardous wastes," while RCRA does not. Accordingly, the Company must comply with state requirements for handling state regulated wastes, and when necessary obtain state licenses for treating, storing, and disposing of such wastes at its facilities.

     The Company believes that each of its facilities is in substantial compliance with the applicable requirements of RCRA and state laws and regulations. Ten of the Company's eleven waste management facilities have been issued final licenses; the one for the Braintree facility is under appeal. The Richmond facility operates under interim status. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. The Company anticipates that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that the Company will be able to comply with such requirements.

     The Company's wastewater treatment facilities are also subject to state and local regulation, most significantly sewer discharge regulations adopted by the municipalities which receive treated wastewater from the treatment processes. The Company's continued ability to operate its liquid waste treatment process at each such facility is dependent upon its ability to continue these sewer discharges.

     The Company's facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Local sewer discharge and flammable storage requirements are applicable to certain of the Company's facilities. The Company's facilities are subject to local siting, zoning and land use restrictions. Although the Company's facilities occasionally have been cited for regulatory violations, the Company believes it is in substantial compliance with all federal, state and local laws regulating its business.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1988, the Board of Selectmen of Braintree, Massachusetts, approved a cease and desist order with respect to the handling of flammable materials stored at the Company's Braintree facility. The Board concluded that, when the Company purchased the land on which the Braintree facility is located, a license for the storage of flammable liquids was not conveyed as an incident of ownership. The Company petitioned the Massachusetts Land Court for a declaratory judgment that either the Company possesses such a license by operation of law or that the statute requiring the license is pre-empted by the pervasive state regulation of hazardous waste facilities. In March 1994, the Land Court issued a favorable ruling, concluding that the statute is pre-empted by state hazardous waste laws and regulations and no local flammable storage license is required. The town has appealed this ruling, and has asked the Company to stipulate certain facts with respect to the other issues of the case so that a final appealable order can be issued by the Land Court. The Company has agreed to the stipulation but the Town has taken no further action.

     In August 1990, an action was filed in the New York Supreme Court, Albany County, in connection with the accidental death of an employee of a Company subsidiary who was working on the Hudson River in September 1989 while responding to an oil spill. The complaint sought $10,000,000 under the federal Longshoremen's and Harborworker's Compensation Act (the "Jones Act"). The Company sought to dismiss the Jones Act claims on the grounds that the employee was not a "seaman" within the meaning of the Jones Act and that the case was governed by the New York Workers' Compensation statute. In March 1994, the trial court judge granted the Company's motion for a summary judgment that the Jones Act does not apply. The decision has been appealed.

     In December 1991, the Company was asked to respond to an emergency cleanup after a motor vehicle struck a utility pole near the State University of New York at New Paltz, causing an electrical surge to overheat transformers which discharged toxic chemicals throughout various student dormitories and classroom buildings. The Company was hired by the State University of New York to perform technical supervisory and laboratory work for the cleanup. The actual work of cleaning the buildings was performed over approximately 15 months by other contractors hired by the State of New York. In March 1993, a group of students sued the Dormitory Authority of the State of New York ("DASNY") claiming that they were exposed to toxic chemicals when DASNY allowed them to reoccupy the buildings after the accident and prior to a complete removal of the toxic chemicals, causing them increased risk of future illnesses. DASNY has denied the students' claims but recently decided to sue the Company along with 16 other third-party defendants claiming that if DASNY is liable to the students, these third-party defendants should indemnify DASNY. The Company was hired by the State University of New York to perform representative sampling for toxic chemicals but, according to its contract, was not responsible for decisions as to when students should reoccupy the buildings. Nevertheless, in June 1994, the Company and the 16 other third parties were served with a third-party complaint filed in the Ulster County Superior Court by DASNY. All action has been suspended pending a determination by the trial judge as to whether the students are entitled to file a class action lawsuit. The Company does not believe that it should incur any material liability as a result of this lawsuit; however, in view of the fact that only preliminary investigation and no discovery have been conducted, the Company is not in a position to evaluate the merits of the lawsuit.

     In January 1994, the Company received an amended complaint filed in Circuit Court of Cook County, Illinois by a truck driver for a trucking company who alleges that he was exposed to fumes from a wastewater treatment operation at the Company's Chicago facility while he was offloading and cleaning his truck. The Company has received information that the truck driver is suffering from lung damage and decreasing lung capacity. The Company has not yet responded to the amended complaint. The case is in the preliminary discovery stages and the Company is not able to determine its potential liability, if any, at this point.

     Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes at 19 state and federal Superfund sites.

     Ten of these sites involve two subsidiaries which the Company acquired from ChemWaste, which is a wholly-owned subsidiary of WMX Technologies, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Natick and Braintree subsidiaries for waste disposed of before the Company acquired them. Accordingly, ChemWaste is paying all costs of defending the Company's Natick and Braintree subsidiaries in these cases, including legal fees and settlement costs.

     The Company's subsidiary which owns the Bristol, Connecticut facility is involved in one Superfund site. As part of the acquisition of the Bristol and Cincinnati, Ohio facilities, the seller and its parent company, Southdown, Inc., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facilities, which would include any liability arising from Superfund sites.

     With respect to the other Superfund sites at which the Company believes it may face liability, the Company has established reserves or escrows which it believes are appropriate. Therefore, the Company believes that any future settlement costs arising from any or all of the 19 Superfund sites will not be material to the Company's operations or financial position. Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1994, the Company had accrued environmental costs of $455,000 for cleanup of Superfund sites. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

     Five of the 19 sites involve former subsidiaries of ChemClear Inc. One of the five sites is the Strasburg Landfill site in Pennsylvania. The Company and two other parties identified as PRPs received an order from the EPA in 1989 to perform certain emergency measures at the site. The Company responded by installing a leachate treatment and discharge system and repairing the landfill slope. Since early 1990, the Company has spent approximately $375,000 in complying with the EPA order. In 1992, the EPA issued its Record of Decision for the site which proposes recapping and revegetating the landfill and installing certain air emission and leachate treatment systems. The estimated capital cost of the remediation plan for the site is approximately $6,500,000 with annual operating and maintenance costs of approximately $300,000. The EPA has identified more than 20 additional PRPs at the site. In addition, the Company and several other PRPs are attempting to identify other companies that sent waste to the landfill and have them named as PRPs. In January 1993, the Company and eight other PRPs submitted to the EPA a Response to Notice Letter, which recommended additional study be performed at the site by the PRP group and that a final remedy be based on the additional data developed during the study. No reply has been received from the EPA. The Company believes its ultimate exposure in this case will not have a material impact on its financial position or results of operations.

     Mr. Frank, Inc., which was acquired by the Company in July 1992, is involved in three Superfund sites, as a transporter of waste generated by others prior to the Company's purchase of Mr. Frank, Inc. The Company acquired Mr. Frank, Inc. in exchange for 233,000 shares of the Company's common stock, of which 33,222 shares were deposited into an escrow account to be held until July 1995 as security for the sellers' agreement to indemnify the Company against potential liabilities, including environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock began trading publicly in the over-the-counter market on November 24, 1987 and was added to the NASDAQ National Market System effective December 15, 1987. The Company's common stock trades on The Nasdaq Stock Market under the symbol: CLHB. The following table sets forth the high and low sales prices of the Company's common stock for the indicated periods as reported by NASDAQ.

     1993                                                           HIGH     LOW
     ----                                                           ----     ---
     First Quarter...............................................  $17.50   $12.50
     Second Quarter..............................................   17.25    11.25
     Third Quarter...............................................   15.00     6.75
     Fourth Quarter..............................................    8.75     6.00

     1994                                                           HIGH     LOW
     ----                                                           ----     ---
     First Quarter...............................................  $9.25    $6.625
     Second Quarter..............................................   8.25     6.625
     Third Quarter...............................................   8.125    5.75
     Fourth Quarter..............................................   7.25     3.625

     On February 1, 1995 there were 932 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name.

     The Company has never declared nor paid any cash dividends on its common stock. In February 1993, the Board of Directors authorized the issuance of up to 156,416 shares designated as Series B Convertible Preferred Stock, with a cumulative dividend of 7% during the first year and 8% thereafter, payable either in cash or by the issuance of shares of common stock. 112,000 shares of Series B Convertible Preferred Stock were issued on February 16, 1993 in partial payment of the purchase price for Spring Grove. Except for payment of dividends on the Series B Convertible Preferred Stock, the Company intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company's bank credit agreements contain financial covenants which may effectively restrict or limit the payment of dividends other than Series B Convertible Preferred Stock dividends. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information should be reviewed in conjunction with Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 -- Financial Statements and Supplementary Data of this report.

     Change of Fiscal Year. In 1992, the Company elected to change its fiscal year to coincide with the calendar year. Prior to the change, the Company's fiscal year ended on February 28. As a result, the Company had a ten-month transition period, from March 1, 1991 to December 31, 1991, between fiscal years. The change in fiscal year creates a reporting period which is consistent with various federal and state agencies which regulate the Company's business, and allows better comparability of the Company's results to other publicly traded environmental services companies.

     Restructuring Costs. In the fall of 1990, the Company abandoned an effort it began in 1987 to obtain a permit to install a high temperature rotary kiln incinerator at its facility in Braintree, Massachusetts. During its fiscal year ended February 28, 1991, the Company wrote off its investment in the project and exited certain unprofitable businesses, resulting in restructuring charges of $19,900,000.

     Extraordinary Item. During the third quarter of 1994, the Company completed a public offering of $50,000,000 of 12.50% Senior Notes, and used the net proceeds to prepay substantially all of the Company's debt, in order to refinance debt which had a 13.25% interest rate. The Company also wanted to reduce its reliance on floating rate bank debt, by extending the average life of its long-term debt and obtaining longer-term capital at an attractive fixed interest rate. The refinancing resulted in an extraordinary charge of $2,043,000 ($.13 per share, net of income tax benefit of $1,220,000), for redemption premiums paid to the holders of the prepaid debt and for the write-off of deferred financing costs.

     Nonrecurring Charge. During the fourth quarter of 1994, the Company renegotiated its lease on its corporate headquarters in Quincy, Massachusetts, such that the lease will terminate on or before December 31, 1995. The Company expects to relocate its headquarters to less expensive space in 1995. In addition, the Company has vacated laboratory space it rents in Bedford, Massachusetts, and is subleasing the space. As a result, the Company has taken a one-time, noncash charge of $1,035,000 before taxes for the write-off of leasehold improvements at the two locations.

                                                                              TWELVE-MONTH
                                 TWELVE-MONTH YEAR             TEN-MONTH       FISCAL YEAR
                                 ENDED DECEMBER 31,          PERIOD ENDED         ENDED
                              ------------------------------ DECEMBER 31,     FEBRUARY 28,
                             1994       1993       1992          1991             1991
                              --------   --------   -------- -   ------------ -------------
                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues.................  $207,073   $200,114   $176,193       $127,473         $142,906
Cost of revenues.........   146,132    134,525    116,473         85,921           98,728
Restructuring costs and
  RKI write-off..........        --         --         --             --           19,898
Selling, general and
  administrative
  expenses...............    38,910     42,296     35,923         23,856           23,664
Depreciation and
  amortization of
  intangible assets......    10,250     10,319      8,884          6,601            7,928
Nonrecurring charge......     1,035         --         --             --               --
                           --------   --------   --------       --------         --------
Income (loss) from
  operations.............    10,746     12,974     14,913         11,095           (7,312)
Interest expense (net)...     7,432      7,198      7,064          5,925            6,428
                           --------   --------   --------       --------         --------
Income (loss) before
  provision for income
  taxes and extraordinary
  item...................     3,314      5,776      7,849          5,170          (13,740)
Provision (benefit) for
  income taxes...........     1,619      2,645      2,774          1,567           (1,108)
                           --------   --------   --------       --------         --------
Income (loss) before
  extraordinary item.....     1,695      3,131      5,075          3,603          (12,632)
Extraordinary loss
  related to early
  retirement of debt, net
  of income tax benefit
  of $823,000............     1,220         --         --             --               --
                           --------   --------   --------      ---------         --------
Net income (loss)........  $    475   $  3,131   $  5,075       $  3,603         $(12,632)
                           ========   ========   ========       ========         ========
Net income (loss) per
  common and common
  equivalent share before
  extraordinary item.....  $    .13   $    .28   $    .52       $    .37         $  (1.40)
                           ========   ========   ========       ========         ========
Extraordinary item.......  $   (.13)        --         --             --               --
                           ========   ========   ========       ========         ========
Net income (loss) per
  common and common
  equivalent share.......  $    .00   $    .28   $    .52       $    .37         $  (1.40)
                           ========   ========   ========       ========         ========
Weighted average number
  of common and common
  equivalent shares
  outstanding............     9,635      9,884      9,743          9,739            8,998
                           ========   ========   ========       ========         ========
BALANCE SHEET DATA:
Working capital
  (deficit)..............  $ 20,814   $ 18,320   $ 15,487       $ 14,529         $ 12,850
Total assets.............  $159,875   $167,358   $153,939       $138,844         $135,881
Long-term debt, less
  current portion........  $ 60,465   $ 62,507   $ 64,565       $ 63,381         $ 62,645
Stockholders' equity.....  $ 67,326   $ 67,371   $ 58,065       $ 50,787         $ 46,776

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As part of its growth strategy, the Company seeks to expand into additional service areas by opening new service centers and sales offices, and by acquiring additional hazardous waste management facilities. In 1992, the Company made two acquisitions (Connecticut Treatment Corporation and Mr. Frank, Inc.). In 1993, the Company made one acquisition (Spring Grove Resource Recovery, Inc.) and opened two service centers in Waukegan, Illinois and Portsmouth, New Hampshire and eight sales offices. In 1994, the Company made one acquisition (the Richmond, Virginia oil reclamation facility), closed the Portsmouth, New Hampshire service center to reduce overhead, and opened two new service centers in Lake Charles, Louisiana and Charleston, South Carolina.

     Sales offices may become service centers as business around a sales office develops and the Company adds staff and equipment to support the increasing level of business. During 1994, the Company's sales office in St. Louis, Missouri became a service center, by relocating to larger space and adding field technicians and personnel to service customers. As its sales territories evolve, the Company will relocate sales personnel from one area to another, and close sales offices while opening others in areas with growth potential. In 1994, two sales offices in Minnesota and Ohio were closed, while four new sales offices were opened in Georgia; Tennessee; North Carolina; and Texas. The Company currently has 9 sales offices and 22 service centers.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations. This table and subsequent discussions should be read in conjunction with Item 6 -- Selected
Financial Data and Item 8 -- Financial Statements and Supplementary Data of this report.

                                                  PERCENTAGE OF TOTAL REVENUES
                                   ----------------------------------------------------------
                                                                                TWELVE-MONTH
                                      TWELVE-MONTH YEAR          TEN-MONTH       FISCAL YEAR
                                      ENDED DECEMBER 31,       PERIOD ENDED         ENDED
                                   ------------------------    DECEMBER 31,     FEBRUARY 28,
                                    1994     1993     1992         1991             1991
                                   ------   ------   ------    -------------    -------------
Revenues.........................  100.0%   100.0%   100.0%        100.0%           100.0%
Cost of revenues:
     Disposal costs paid to third
        parties..................   13.5     15.4     18.2          20.6             17.7
     Other costs.................   57.1     51.8     47.9          46.8             51.4
                                   ------   ------   ------        ------           -----
           Total cost of
             revenues............   70.6     67.2     66.1          67.4             69.1
Restructuring costs and RKI
  write-off......................     --       --       --            --             13.9
Selling, general and
  administrative expenses........   18.8     21.1     20.4          18.7             16.6
Depreciation and amortization of
  intangible assets..............    4.9      5.2      5.0           5.2              5.5
Nonrecurring charge..............    0.5       --       --            --               --
                                   ------   ------   ------        ------           -----
     Income (loss) from
        operations...............    5.2      6.5      8.5           8.7             (5.1)
Interest expense (net)...........    3.6      3.6      4.0           4.7              4.5
                                   ------   ------   ------        ------           -----
     Income (loss) before
        provision for income
        taxes and extraordinary
        item.....................    1.6      2.9      4.5           4.0             (9.6)
Provision (benefit) for income
  taxes..........................    0.8      1.3      1.6           1.2             (0.8)
                                   ------   ------   ------        ------           -----
Income (loss) before
  extraordinary item.............    0.8      1.6      2.9           2.8             (8.8)
Extraordinary loss from early
  retirement of debt.............    0.6       --       --            --               --
                                   ------   ------   ------        ------           -----
     Net income (loss)...........    0.2%     1.6%     2.9%          2.8%            (8.8)%
                                   ======   ======   ======        ======           ======

     The Company's operations are subject to seasonal fluctuations. Typically during the first quarter there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year. Customer spending for environmental remediation services is also influenced by budgetary cycles and constraints, and remediation projects are typically fewer in the first quarter of the budget year, with more projects occurring in subsequent quarters as customers seek to complete budgeted projects before the end of the year.

     The Company analyzes its results of operations based on the geographical locations of its service centers. The Company believes this method of analysis is appropriate because geographical areas differ in types of customers; the scope and maturity of the Company's operations; the Company's investments in facilities and the number of service centers and sales offices; degree of competition; and local economic and regulatory conditions.

     The following table sets forth for the periods indicated the Company's revenues by region, based upon the locations of its 22 service centers, as of December 31, 1994.

                  NUMBER OF
                   SERVICE
    REGION         CENTERS             1994                  1993                1992
- --------------    --------       -----------------    -----------------    -----------------
                                                    (DOLLARS IN THOUSANDS, UNAUDITED)
Northeast             7          $ 82,391      40%    $ 84,906      42%    $ 77,872      44%
Mid-Atlantic          9            70,861      34%      63,894      32%      55,317      31%
Central               3            29,847      14%      26,044      13%      22,240      13%
Midwest               3            23,974      12%      25,270      13%      20,764      12%
                     --
                                 --------     ----    --------     ----    --------     ----
Total                22          $207,073     100%    $200,114     100%    $176,193     100%
                     ==          ========     ====    ========     ====    ========     ====

     The Company continues to expand its Mid-Atlantic region as it penetrates the southern part of the country, by expanding its network of sales offices and service centers. With its new service centers and sales offices in the southern states of South Carolina, Georgia, Tennessee, Louisiana, and Texas, the Company expects its business in that region to expand in 1995. The Company may decide to form a new southern region so it can analyze and report on its results of operations in that developing area.

     Beginning in 1993, the Company also began to analyze its revenues on a product line basis based upon the type of principal services provided. The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes ("Treatment and Disposal"); field services provided at customer sites ("Field Services"); and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("LabPacks"). The following table sets forth such product line data for the periods indicated. Comparable data for prior periods is not available.

               TYPE OF SERVICE                           1994                 1993
- ----------------------------------------------    -----------------    -----------------
                                                    (DOLLARS IN THOUSANDS, UNAUDITED)
Treatment and Disposal........................    $ 84,523      41%    $ 90,181      45%
Field Services................................      94,360      46%      80,940      40%
LabPacks......................................      28,190      13%      28,993      15%
                                                  --------     ----    --------     ----
     Total....................................    $207,073     100%    $200,114     100%
                                                  ========     ====    ========     ====

1994 COMPARED WITH 1993

     Revenues. Revenues for 1994 were $207,073,000, a 3.5% increase over 1993 revenues of $200,114,000. As shown in the regional revenue table above, the Mid-Atlantic and Central regions showed continued progress in gaining market share, as revenues in those regions grew 11% and 15%, respectively, in contrast to the Northeast and Midwest regions, where revenues declined 3% and 5%, respectively. Industrywide pricing pressures, particularly in the treatment and disposal and LabPack product lines, impacted revenues.

     The Northeast and Midwest regions have historically been strong markets for handling drummed waste. Customers have changed their waste handling systems to store and ship more waste in bulk, which allows them to ship directly to the ultimate disposal location and bypass transfer facilities, reducing their unit disposal costs. These changes, combined with efforts by customers to minimize the amount of hazardous waste generated, tended to offset the Company's gains in market share and number of jobs performed in all regions as it expands the range of services offered and the geographic territory served. In addition, price competition in the LabPack business has caused a decline in revenues from that product line, particularly in the Northeast and Midwest regions.

     The 3% revenue decline in the Northeast region was consistent with the Company's expectations for the region, since the prevailing trend over the past few years has been flat, as major industries in the region, such as defense, aerospace, computers, and high-technology, have experienced cutbacks in production. However, the mix of business has shifted, from treatment and disposal to field service. During 1994, the Company completed several large remediation projects in the Northeast region, which involved direct shipment of waste to disposal sites.

     The 5% revenue decline in the Midwest region was due to a decline of approximately 20% in the volumes of waste handled, as the Company avoided low-margin waste and has focused on improving profitability in that region. The Company expects to introduce new waste management capabilities in the Midwest region with the significant expansion of its Chicago facility to include the adjacent property.

     Revenue in the Mid-Atlantic region grew 11% from 1993 to 1994, primarily due to approximately $7,000,000 of revenue from the Company's leading role in the cleanup of a large oil spill from a barge off the coast of Puerto Rico, which occurred in the first quarter of 1994, and was classified as field service revenue.

     Revenue in the Central region grew 15% from 1993 to 1994, as the Company continued to gain market share in the Central region, as it has for the past several years. For example, 1992 revenues were 53% higher than 1991 revenues, and 1993 revenues were 17% higher than 1992 revenues.

     For purposes of reporting revenue by product line, large remediation jobs are classified as field services, even though in some cases a substantial portion of the revenue relates to the disposal of waste. The Company believes its ability to handle, store and dispose of waste from field service projects gives it a competitive advantage over other contractors, who do not have permitted waste management facilities to store waste removed from a site cleanup. Although the Company has seen a decline in the revenue from its treatment and disposal product line, the total volume of drums and bulk material handled in 1994 decreased less than 10% as compared to volumes handled in 1993, which indicates that its field service activities are generating additional waste volumes. Field service jobs also frequently involve direct shipment of waste material to other disposal sites, such as incinerators, which is one reason the Company has concluded it needs the Nebraska hazardous waste incinerator.

     LabPack product line revenue declined 3% from 1993 to 1994, primarily due to price competition, particularly in collecting hazardous waste from households, which is competitively bid by the municipalities sponsoring the townwide or citywide collection programs.

     Cost of Revenues. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company has been able to upgrade the quality and efficiency of its waste treatment services through the development of new technology, strategic acquisitions, and continued modifications and upgrades at its facilities. These actions reduced the Company's costs and its dependence on outside disposal vendors. Internal waste disposal capabilities have expanded as a result of the CES beginning commercial operations in June 1992, the acquisition of Connecticut Treatment Corporation in the third quarter of 1992, the issuance of a new permit at the Baltimore facility in September 1992, and the acquisition of Spring Grove Resource Recovery in the first quarter of 1993. The Company also benefited from a competitive pricing environment among disposal facilities, such as landfills and incinerators, to which the Company sends waste for ultimate disposal. As a result, the Company's outside disposal costs decreased to 13.5% of revenue in 1994 from 18.2% of revenue in 1992. However, the Company has noticed a recent change in the trend, as outside disposal costs increased from 13.6% of revenue in the third quarter of 1994 to 16.3% of revenue in the fourth quarter of 1994. The Company believes that recent price increases by disposal vendors, primarily incinerators and cement kilns, indicate that the pricing environment may be changing, a factor which supports the Company's recent decision to acquire the Nebraska hazardous waste incinerator and reduce the Company's reliance on third-party disposal outlets.

     The Company's cost of revenues, excluding disposal costs paid to third parties, increased to 57.1% of total revenues in 1994 from 51.8% in 1993, as intense price competition and increased costs combined to offset the benefits the Company experiences from a competitive pricing environment among disposal facilities. While the Company has managed to control most of its fixed costs, such as insurance costs, other items such as rent and telephone expense have increased as the Company opens new locations and expands its service territory. The largest increases in operating costs were for subcontractors, rentals, and outside transportation.

The Puerto Rico oil spill cleanup is classified as a field service job. In that cleanup, the Company was primarily responsible for overseeing the work of local employees and subcontractors, and the waste disposal was handled by other parties. As a result, although the Company realized over $7,000,000 of revenue, its gross margin on the job was significantly lower than the margins it typically realizes on its field service work.

     As a result, the cost of revenues increased to 70.6% of revenues in 1994, as compared to 67.2% of revenues in 1993, reflecting the competitive pricing trends in the hazardous waste industry. To offset this pricing erosion, the Company in 1993 began a reengineering effort aimed at reducing its cost structure and streamlining its treatment and disposal services, while maintaining a high quality of customer service. The reengineering effort involved costs for outside consultants, 10 full-time senior personnel, and a major software conversion. The Company expects to implement its new treatment and disposal program during 1995. One result of this reengineering effort was the Company's decision to relocate its headquarters to less expensive, smaller space. With the elimination of several functions and the centralization of others, its headquarters staff is now less than 100 people. Other goals of the reengineering effort were to increase the ratio of billable to nonbillable personnel, improve bidding and execution of jobs, achieve better pricing of remediation work, and decline jobs with less than acceptable margins. At December 31, 1994, the Company had 1,498 regular employees, as compared to 1,493 employees at the end of 1993, and approximately 58% of its workforce was billable personnel, compared to 54% at July 1, 1993, when the program began.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $38,910,000 or 18.8% of revenues in 1994, as compared to $42,296,000 or 21.1% of revenues for 1993. One of the goals of the reengineering program that began in 1993 was to reduce the number of nonbillable personnel, through elimination of positions and reassigning some people from nonbillable overhead positions to billable positions included in gross margin, in an effort to reduce selling, general and administrative costs to a quarterly rate of approximately $10,000,000 going into 1994. Management of the Company set a goal of reducing selling, general and administrative costs approximately 5% in 1994, and exceeded the goal by achieving an 8% reduction.

     The Company's strategy to expand geographically, by adding sales offices and service centers in the Southern region, and to add product lines, such as the Nebraska incinerator, are expected to increase selling, general and administrative costs to a quarterly rate above $10,000,000 during 1995.

     Interest Expense. Interest expense for 1994 was 3.6% of revenues, the same percentage as for 1993. Total debt at December 31, 1994 was $8,199,000 lower than at December 31, 1993, as the Company used funds provided from operations to reduce its bank debt. The public offering of $50,000,000 of 12.50% Senior Notes caused an increase in the Company's average interest cost, since the interest rate was higher than the floating rate paid on its bank debt. To the extent the Company is required to borrow additional funds for the acquisition of the Nebraska incinerator, and if prevailing interest rates continue to rise, its interest expense in 1995 may increase accordingly. No interest was capitalized during 1994 or 1993.

     Provision for Income Taxes. The effective income tax rate for 1994 was 49%, an increase over the 46% effective income tax rate for 1993. The rate for both years was higher than the combined state and federal statutory rate due in part to the amortization of goodwill on acquisitions made before July 1991, which is nondeductible for income tax reporting purposes. The rate fluctuates depending on the amount of income before taxes, as compared to the fixed amount of goodwill and other nondeductible items.

1993 COMPARED WITH 1992

     Revenues. Revenues for 1993 were $200,114,000, a 13.6% increase over 1992 revenues of $176,193,000. As shown in the regional revenue table above, the Mid-Atlantic, Central, and Midwest regions showed the benefit of the Company's expansion efforts, as the combined revenues in those three regions grew 17%, in contrast to the Northeast region, where revenues grew 9%. Despite the recessionary economy, industrywide pricing pressures, and efforts by customers to minimize the amount of hazardous waste generated, the Company continued to experience growth in revenues, primarily from gains in market share in all regions, by expanding the range of services offered and the geographic territory served. New services not previously offered included: pretreatment of waste to stabilize it before it is sent to landfills, treatment and disposal of special categories of hazardous wastewaters (so-called "listed" waste and "lean water") previously sent to competitors for disposal; blending of waste used as supplemental fuel by industrial furnaces; and the introduction of new waste treatment technology, such as the Clean Extraction System. The territory served expanded through opening new sales offices in areas outside the existing service area, such as Minnesota, Missouri, Kentucky, and Puerto Rico.

     Revenue in the Mid-Atlantic region grew 16% from 1992 to 1993, primarily through gains in market share. No new sales offices were opened in the region in 1993. In addition to expanding its base business in the Mid-Atlantic region, the Company also benefited from rapid growth of its Puerto Rico business, which accounted for approximately one-half of the $8,500,000 increase in revenue from 1992 to 1993.

     Revenue in the Central region grew 17% from 1992 to 1993. The Central region benefited from the February 1993 acquisition of Spring Grove Resource Recovery and the opening of two sales offices (Buffalo and Columbus). The Company experienced significant gains in market share in the Central region over the past several years. For example, 1992 revenues were 53% higher than 1991 revenues. The Company expected even higher revenue growth in the Central region in 1993, leveraging off the Spring Grove acquisition. While volumes of waste handled at the Spring Grove facility and its revenues have grown since the acquisition, Central region revenue growth overall was lower than expected, largely because of lower remediation activity in the region in 1993.

     Revenue in the Midwest region grew 22% from 1992 to 1993. The Midwest region benefited from the July 1992 acquisition of Mr. Frank, Inc. and the opening of a service center in Waukegan, Illinois and four sales offices. However, gains in market share in this region were increasingly difficult to achieve, due to competition from many smaller firms offering industrial maintenance and waste disposal services at lower cost.

     The Northeast region showed improved business levels, despite a decline in industrial activity in the region. Revenue in the Northeast region grew 9% from 1992 to 1993. The Company believes it regained market share from competitors, partly as a result of capitalizing on the July 1992 acquisition of Connecticut Treatment Corporation, which treats "listed" wastewater. Although results for 1993 showed an increase in revenues in the Northeast, revenues from 1991 to 1992 declined 6%, which has been the prevailing trend over the past few years.

     Gains in 1993 revenue in the Northeast exceeded the Company's expectations, while revenue growth in the other three regions did not meet expectations, primarily because of significantly lower remediation activity, particularly in the Central and Midwest regions. While waste disposal volumes were strong in 1993, competition put downward pressure on prices, which contributed to a shortfall in revenues, relative to expectations.

     Cost of Revenues. The Company's outside disposal costs decreased to 15.4% of revenue in 1993 from 18.2% of revenue in 1992, in part due to CES beginning commercial operations and the acquisition of Connecticut Treatment Corporation and Spring Grove Resource Recovery.

     Employee costs grew significantly in 1993, as the Company increased its staff in anticipation of double-digit revenue growth. At December 31, 1992, the Company had 1,310 regular employees. Employment peaked during the summer of 1993; at September 30, 1993 the Company had 1,533 regular employees. The Company's cost of revenues, excluding disposal costs paid to third parties, increased from 47.9% of total revenues in 1992 to 51.8% in 1993, as intense price competition and increased labor costs combined to offset the benefits the Company experienced from a competitive pricing environment among disposal facilities. As a result, the cost of revenues increased to 67.2% of revenues in 1993, as compared to 66.1% of revenues in 1992, reflecting the competitive pricing trends in the hazardous waste industry.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $42,296,000 or 21.1% of revenues in 1993, as compared to $35,923,000 or 20.4% of revenues for 1992. This increase was primarily due to the costs associated with the expansion in the Mid-Atlantic, Central and Midwest regions, and the administrative infrastructure required to support new sales offices and service centers.

During the third quarter of 1993, as part of its efforts to consolidate its gains in market share and control costs, the Company closed two of the nine sales offices opened earlier in the year while opening another sales office in New York and a new service center in New Hampshire, areas where the Company had established market share.

     Interest Expense. Interest expense for 1993 decreased to 3.6% of revenues, as compared to 4.0% of revenues for 1992. The decrease resulted primarily from a series of reductions in the interest rates of the Company's revolving line of credit and certain subordinated notes which occurred in the fourth quarter of 1992. The benefits of reduced interest rates were offset somewhat by the additional indebtedness incurred for acquisitions in 1992. Total debt at December 31, 1993 was approximately $5,000,000 higher than at December 31, 1992. No interest was capitalized during 1993, as compared to $301,000 of interest capitalized during 1992, primarily for the CES in Baltimore before it commenced commercial operation on June 1, 1992.

     Provision for Income Taxes. The effective income tax rate for 1993 was 46%, an increase over the 35% effective income tax rate for 1992. The rate for 1992 was lower than the combined state and federal statutory rate due in part to the utilization of certain alternative minimum tax credit carryforwards. The rate for 1993 was higher than the combined state and federal statutory rate due in part to the amortization of goodwill which is nondeductible for income tax reporting purposes. The rate fluctuates depending on the amount of income before taxes, as compared to the fixed amount of goodwill and other nondeductible amounts.

     Earnings Per Share. In February 1993, the Company issued 112,000 shares of Series B Convertible Preferred Stock with a stated value of $5,600,000 as part of the purchase price for the Cincinnati facility. The preferred stock paid a cumulative dividend of 7% until February 16, 1994, and thereafter 8%, payable quarterly beginning on April 15, 1993. The 1993 dividend requirements of $350,000 were deducted from net income in the calculation of earnings per share, and reduced reported EPS by $.04 per share.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business has not been significantly affected by inflation during the periods discussed above.

     The Company's future operating results may be affected by a number of factors, including the Company's ability to: make permanent the cost reduction benefits associated with its reengineering program initiated in the summer of 1993; to utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory while expanding its product offerings into other markets; and integrate additional hazardous waste management facilities and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers and others which may be opened in the future.

     If the Company completes the acquisition of the Nebraska hazardous waste incinerator, its future operating results may be affected by factors such as its ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market. If the acquisition does not take place for any reason (other than a default by the seller), the Company would be obligated to reimburse certain of the seller's costs of operating the incinerator after November 22, 1994, which was the date the letter of intent was signed.

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

     The Company participates in a highly volatile industry, with multiple competitors, many of which have taken large write-offs and asset write-downs and undergone major restructurings during the past two years. As the industry consolidates, other companies may undergo such restructurings and incur special charges in an effort to reduce costs and offset the intense price competition in a competitive marketplace. The Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price, as well as that of its competitors.

ENVIRONMENTAL CONTINGENCIES

     While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in increased operating costs as the Company expands its compliance staff to cope with myriad federal, state and local regulations. The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has as its goal 100% compliance. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.

     From time to time, the Company has paid fines or penalties in governmental environmental enforcement proceedings, usually involving its waste treatment, storage and disposal facilities. At December 31, 1994, however, there were no pending governmental environmental enforcement proceedings where the Company believes potential monetary sanctions will exceed $100,000. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the Company's plants, equipment, and vehicles, based on the Company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact the Company's operations and could have a material adverse impact on financial results.

     Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party at 19 state and federal Superfund sites. Ten of these sites involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a wholly-owned subsidiary of WMX Technologies, Inc., and one site involves a subsidiary which the Company acquired from Southdown, Inc., a public company. As part of these acquisitions, ChemWaste and Southdown, Inc. agreed to indemnify the Company with respect to any liability of such subsidiaries for waste disposed of before the Company acquired them. With respect to the other Superfund sites, the Company has established reserves or escrows which it believes are appropriate, such that any future settlement costs of lawsuits arising from any or all of the 19 Superfund sites will not be material to the Company's operations or financial position. As of December 31, 1994, the Company had accrued environmental costs of $455,000 for cleanup of Superfund sites.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital expenditures primarily by cash flow from operations and additions to long-term debt. Cash provided by operations, before changes in current assets and current liabilities, was $13,121,000 in 1994, as compared to $15,402,000 in 1993.

     During 1993, the Company spent $8,078,000 on additions to property, plant and equipment and construction in progress, excluding the cost to purchase Spring Grove Resource Recovery, Inc. Net additions to long-term debt provided $4,928,000 in 1993. During 1994, the Company spent $5,510,000 on additions to property, plant, and equipment and construction in progress, excluding the cost to acquire the oil processing facility near Richmond, Virginia, and reduced its long-term debt by $8,199,000.

     On May 25, 1989, the Company issued $30,000,000 of 13.25% Senior Subordinated Notes due May 15, 1997 and warrants to purchase 100,000 shares of common stock for aggregate proceeds, before issuance costs, of $30,300,000. The notes matured at the rate of $7,500,000 per year commencing on May 15, 1994. At December 31, 1993, the Company's current liabilities included the first principal installment of $7,500,000, which was due and paid on May 15, 1994.

     On August 4, 1994, the Company issued $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). The Company used the net proceeds to prepay the $22,500,000 outstanding principal amount of the 13.25% Senior Subordinated Notes, at par plus a prepayment premium of 4.417%; to prepay the $1,800,000 outstanding principal amount of a subordinated note to a financial institution; to prepay the $489,000 outstanding principal amount of two junior subordinated notes to the former owners of Mr. Frank, Inc.; and to reduce the balance under its $55,000,000 Revolving Credit Agreement with three banks (the "Revolver") by approximately $21,800,000.

     The Senior Notes are not collateralized. The Senior Note indenture does not provide for the maintenance of certain financial covenants, although it does limit, among other things, the issuance of additional debt by the Company or its subsidiaries and the payment of dividends on, and redemption of, capital stock of the Company and its subsidiaries.

     In connection with the sale of the Senior Notes, the Company also amended the terms of two 8% subordinated convertible notes, in the amount of $3,500,000 and $1,500,000, respectively. The two notes were collateralized by liens on certain Company assets, and are convertible in common stock at $15 and $10 per share, respectively. The holder of these two notes agreed to exchange such notes for new 10% Senior Convertible Notes. The Company agreed to a higher interest rate because the new notes are not collateralized and have less restrictive covenants than the prior notes. The new notes rank pari passu with the Senior Notes and have covenants identical to the Senior Note covenants. Principal of the two Senior Convertible Notes is payable in five equal installments of $1,000,000 each, beginning on October 31, 1995 and ending on October 31, 1999.

     In connection with the issuance of the Senior Notes, the Company amended the terms of the Revolver to reduce the size to $35,000,000. The amended Revolver permits borrowings up to $35,000,000 in cash, and allows the Company to have up to $20,000,000 of letters of credit outstanding. The combination of cash and letters of credit outstanding may not exceed $35,000,000 at any one time. In addition, the Revolver amendment extended the maturity date to August 1, 1997, reduced the Eurodollar borrowing rate, reduced the fees for letters of credit, and increased the limit on capital expenditures in any fiscal year from $12,000,000 to two times depreciation expense. No principal is due under the Revolver until it matures on August 1, 1997.

     The Revolver provides for the maintenance of certain restrictive covenants including, among others, restrictions on the ratio of accounts receivable to current liabilities, total liabilities to tangible net worth, and earnings before interest, taxes, and amortization to total interest expense. The Company is also restricted from making certain dividend payments and incurring additional debt. The Revolver is collateralized by substantially all of the Company's assets. On January 31, 1995, the Company and its banks amended the Revolver to modify certain covenants, due in part to the special charge in the fourth quarter of 1994 for the write-off of leasehold improvements. The amendment also modified certain terms of the Revolver, including the Company's borrowing limit, which fluctuates depending on the level of accounts receivable which secure the Revolver. The limit is the sum of 80% of eligible accounts receivable, less outstanding letters of credit. As of February 10, 1995, the loans outstanding under the Revolver were $4,581,000, the letters of credit aggregated $7,716,000, and the Company had available Revolver borrowing capacity of $8,802,000. The modifications to the Revolver will change the formula from 80% to 75% of eligible accounts receivable, effective March 31, 1995. The borrowing availability under the Revolver after March 31, 1995 will depend on the level of business activity and the resulting amount of accounts receivable, and the usage of letters of credit.

     The Company believes it has adequate cash resources available to fund its future operations and anticipated capital expenditures. The Company anticipates that its capital expenditures for the year ending December 31, 1995 will be approximately $7,000,000, primarily for additions to property, plant and equipment, excluding the cost to acquire the Nebraska hazardous waste incinerator. The Company expects to finance these requirements through cash flow from operations.

     With respect to the planned acquisition of the Nebraska hazardous waste incinerator, the Company expects to arrange approximately $10,000,000 of additional financing for the costs of acquiring the facility, making certain improvements, and establishing an escrow fund to assure that money will be available over the next 30 years to pay the costs of closing the facility and the on-site landfill, and monitoring the site after closure. The Company is taking steps to obtain tax-exempt revenue bond financing from the State of Nebraska for a portion of the costs, or arrange other financing before it acquires the facility, which is expected to occur in the Spring of 1995. The Company has agreed with its banks to limit its investment in the planned acquisition to $5,000,000 until alternative financing is obtained.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) issued by the Financial Accounting Standards Board in May 1993, supercedes SFAS 12 and addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company adopted SFAS 115 in 1994 which resulted in an unrealized loss on securities of $220,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

     We have audited the consolidated financial statements and the financial statement schedule of Clean Harbors, Inc. and its subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Harbors, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 31, 1995

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1994        1993        1992
                                                        --------    --------    --------
Revenues............................................... $207,073    $200,114    $176,193
Cost of revenues.......................................  146,132     134,525     116,473
Selling, general and administrative expenses...........   38,910      42,296      35,923
Depreciation and amortization of intangible assets.....   10,250      10,319       8,884
Nonrecurring charge....................................    1,035       --          --
                                                        --------    --------    --------
Income from operations.................................   10,746      12,974      14,913
Interest expense (net).................................    7,432       7,198       7,064
                                                        --------    --------    --------
Income before provision for income taxes and
  extraordinary item...................................    3,314       5,776       7,849
Provision for income taxes.............................    1,619       2,645       2,774
                                                        --------    --------    --------
Income before extraordinary item.......................    1,695       3,131       5,075
Extraordinary loss related to early retirement of debt,
  net of income tax benefit of $823,000................    1,220       --          --
                                                        --------    --------    --------
     Net income........................................ $    475    $  3,131    $  5,075
                                                        --------    --------    --------
Net income per common and common equivalent share
  before extraordinary item............................ $    .13    $    .28    $    .52
                                                        ========    ========    ========
Extraordinary item..................................... $   (.13)      --          --
                                                        ========    ========    ========
Net income per common and common equivalent share...... $    .00    $    .28    $    .52
                                                        ========    ========    ========
Weighted average common and common equivalent shares
  outstanding..........................................    9,635       9,884       9,743
                                                        ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         CLEAN HARBORS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                                                 AS OF DECEMBER 31,
                                                                ---------------------
                                                                  1994         1993
                                                                --------     --------
                                       ASSETS
Current assets:
     Cash and cash equivalents................................  $  1,000     $    816
     Restricted investments...................................     1,542        1,037
     Accounts receivable, less reserves of $1,495 and $1,372,
       respectively...........................................    44,834       46,736
     Prepaid expenses.........................................     1,894        2,353
     Supplies inventories.....................................     2,670        2,428
     Income tax receivable....................................       178          607
                                                                --------     --------
           Total current assets...............................    52,118       53,977
                                                                --------     --------
Property, plant and equipment:
     Land.....................................................     8,209        8,209
     Buildings and improvements...............................    31,535       31,737
     Vehicles and equipment...................................    72,494       70,946
     Furniture and fixtures...................................     2,129        2,201
     Construction in progress.................................     3,118        1,903
                                                                --------     --------
                                                                 117,485      114,996
     Less--accumulated depreciation and amortization..........    47,713       40,925
                                                                --------     --------
                                                                  69,772       74,071
                                                                --------     --------
Other assets:
     Goodwill (net)...........................................    22,926       23,650
     Permits (net)............................................    14,244       14,906
     Other....................................................       815          754
                                                                --------     --------
                                                                  37,985       39,310
                                                                --------     --------
           Total assets.......................................  $159,875     $167,358
                                                                ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 AS OF DECEMBER 31,
                                                                ---------------------
                                                                  1994         1993
                                                                --------     --------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations............    $  1,715     $  8,917
     Accounts payable.......................................      10,686        9,564
     Accrued disposal costs.................................       6,179        6,724
     Other accrued expenses.................................      12,724       10,452
                                                                --------     --------
           Total current liabilities........................      31,304       35,657
                                                                --------     --------
Long-term obligations, less current maturities..............      60,465       62,507
Deferred income taxes.......................................         780        1,823
Commitments and contingent liabilities (Notes 4, 8, 9, 10,
  13 and 14)
Stockholders' equity:
     Preferred stock, $.01 par value:
        Series A convertible preferred stock
           Authorized--2,000,000 shares; issued and
              outstanding--none.............................          --           --
        Series B convertible preferred stock
           Authorized--156,416 shares; issued and
              outstanding--
             112,000 shares at December 31, 1994 and 1993
             (liquidation preference of $5,600,000).........           1            1
     Common stock, $.01 par value:
          Authorized--20,000,000 shares; Issued and
          outstanding--9,431,282 shares at December 31, 1994
          and 9,425,829 shares at December 31, 1993.........          95           95
     Additional paid-in capital.............................      58,590       58,556
     Unrealized loss on restricted investments, net of
       tax..................................................        (113)          --
     Retained earnings......................................       8,753        8,719
                                                                --------     --------
           Total stockholders' equity.......................      67,326       67,371
                                                                --------     --------
           Total liabilities and stockholders' equity.......    $159,875     $167,358
                                                                ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      1994         1993         1992
                                                    ---------    ---------    ---------
Cash flows from operating activities:
     Net income...................................   $   475      $ 3,131     $  5,075
Adjustments to reconcile net income to net cash
  provided by operating activities:
           Depreciation and amortization..........    10,250       10,319        8,884
           Write-off of leasehold improvements....     1,035           --           --
           Allowance for doubtful accounts........       776          709          942
           Deferred compensation..................        --           --            8
           Amortization of deferred financing
             costs................................       357          408          645
           Write-off of deferred financing
             costs................................       963           --           --
           Deferred income taxes..................      (929)         692          339
           Loss (gain) on sale of fixed assets....       191          145          (43)
           (Gain) loss on sale of investments.....         2           (1)          --
           Amortization of bond premiums
             (discounts)..........................         1           (1)          --
           Changes in assets and liabilities, net
             of effects of businesses acquired:
                Accounts receivable...............       926       (8,454)      (6,565)
                Income taxes receivable...........       429         (191)        (416)
                Prepaid expenses..................       459          531          430
                Supplies inventories..............      (237)        (157)         (72)
                Accounts payable..................     1,122       (2,898)       2,353
                Accrued disposal costs............      (545)       2,336          102
                Other accrued expenses............     2,260       (1,865)       3,088
                Income tax payable................        --          151         (189)
                                                    --------     --------     --------
     Net cash provided by operating activities....    17,535        4,855       14,581
                                                    --------     --------     --------
Cash flows from investing activities:
     Payment for businesses acquired, net of cash
        acquired..................................      (200)      (1,394)        (315)
     Additions to property, plant and equipment...    (5,270)      (7,874)      (9,815)
     (Increase) decrease in other restricted
        investments...............................        --          203         (529)
     Proceeds from sales and maturities of
        restricted investments....................       232          248           --
     Cost of restricted investments acquired......      (960)        (463)          --
     Increase in other assets.....................      (103)         (97)        (340)
     Proceeds from sale of fixed assets...........       155           34           50
     Increase in permits..........................        --         (147)        (205)
                                                    --------     ---------    --------
     Net cash used in investing activities........    (6,146)      (9,490)     (11,154)
                                                    --------     ---------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                           CLEAN HARBORS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                      (in thousands)

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                           1994       1993       1992
                                                         --------    -------    -------
Cash flows from financing activities:
     Preferred stock dividend distribution.............  $   (429)   $  (251)   $ --
     Issuance of long-term debt........................    50,000      --         1,500
     Payments on long-term obligations.................   (33,449)    (1,906)    (2,651)
     Additions to deferred financing costs.............    (2,364)      (293)       (72)
     Net (payments) borrowings under long-term
        revolver.......................................   (24,991)     6,630     (1,968)
     Proceeds from exercise of stock options...........        28        646         40
                                                         --------    -------    -------
     Net cash (used in) provided by financing
        activities.....................................   (11,205)     4,826     (3,151)
                                                         --------    -------    -------
Increase in cash.......................................       184        191        276
Cash, beginning of year................................       816        625        349
                                                         --------    -------    -------
Cash, end of year......................................  $  1,000    $   816    $   625
                                                         =========   =======    =======

SUPPLEMENTAL INFORMATION:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                           1994       1993       1992
                                                         --------    -------    -------
CASH PAYMENTS FOR INTEREST AND INCOME TAXES:
     Interest..........................................  $  6,648    $ 6,536    $ 7,123
     Income Taxes......................................     1,585      2,117      2,697
LIABILITIES ASSUMED IN CONJUNCTION WITH BUSINESS
  ACQUISITIONS:
     Fair value of assets acquired.....................  $    400    $ 7,834    $ 2,448
     Cash paid.........................................       200      1,400        500
     Issuance of common stock for acquisition..........        --         --      2,155
     Issuance of preferred stock for acquisition.......        --      5,600         --
     Liabilities assumed...............................       200        834      1,948
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations incurred................  $    240    $   154    $   208
     Note payable to seller of equipment acquired......        --         50         --
     Dividends declared but not paid...................       112         99         --

  The accompanying notes are an integral part of these consolidated financial statements.

                                            CLEAN HARBORS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                                       (in thousands)

                                   SERIES B
                                PREFERRED STOCK   COMMON STOCK
                                ---------------   --------------                 UNREALIZED
                                NUMBER   $.01    NUMBER   $.01    ADDITIONAL      LOSS ON                   TOTAL
                                  OF      PAR      OF      PAR      PAID-IN     RESTRICTED    RETAINED   STOCKHOLDERS'
                                SHARES   VALUE   SHARES   VALUE     CAPITAL     INVESTMENTS   EARNINGS      EQUITY
                                ------   -----   ------   -----   -----------   -----------   --------   ------------
Balance, at December 31,
  1991........................     --    $  --    9,084   $  91   $   49,833        $  --     $    863      $ 50,787
                                -----    -----   ------   -----   ----------        -----     --------      --------
  Proceeds from exercise of
     stock options............     --       --       10      --           40           --           --            40
  Deferred compensation on
     stock options............     --       --       --      --            8           --           --             8
  Issuance of common stock for
     acquisition..............     --       --      233       2        2,153           --           --         2,155
  Net income..................     --       --       --      --           --           --        5,075         5,075
                                -----    -----   ------   -----   ----------        -----     --------      --------
Balance, at December 31,
  1992........................     --    $  --    9,327   $  93   $   52,034                  $  5,938      $ 58,065
                                -----    -----   ------   -----   ----------        -----     --------      --------
  Issuance of preferred stock
     for acquisition..........    112        1       --      --        5,599           --           --         5,600
  Preferred stock dividends:
     Series B, $3.50 per
       share..................     --       --       --      --           --           --         (350)         (350)
  Proceeds from exercise of
     stock options............     --       --       98       2          644           --           --           646
  Tax benefit from exercise of
     stock options............     --       --       --      --          279           --           --           279
     Net income...............     --       --       --      --           --           --        3,131         3,131
                                -----    -----   ------   -----   ----------        -----     --------      --------
Balance, at December 31,
  1993........................    112    $   1    9,425   $  95   $   58,556           --     $  8,719      $ 67,371
                                -----    -----   ------   -----   ----------        -----     --------      --------
  Preferred stock dividends:
     Series B, $4.00 per
       share..................     --       --       --      --           --           --         (441)         (441)
  Proceeds from exercise of
     stock options............     --       --        6      --           28           --           --            28
  Tax benefit from exercise of
     stock options............     --       --       --      --            6           --           --             6
  Unrealized loss on
     restricted investments...     --       --       --      --           --         (113)          --          (113)
     Net income...............     --       --       --      --           --           --          475           475
                                -----    -----   ------   -----   ----------        -----     --------      --------
Balance, at December 31,
  1994........................    112    $   1    9,431   $  95   $   58,590        $(113)    $  8,753      $ 67,326
                                =====    =====   ======   =====   ==========        =====     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS

     Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are engaged in the business of industrial waste management services involving treatment and disposal of industrial wastes; field services provided at customer sites; and specialized handling of laboratory chemicals and household hazardous wastes.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements of the Company reflect the application of certain significant accounting policies as described below:

(a) Principles of Consolidation

     The accompanying consolidated statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

     The Company recognizes revenues and accrues the related cost of treatment and disposal upon the receipt of waste materials. Other revenues are recognized as the related costs are incurred.

(c) Income Taxes

     The Company has adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method specified by SFAS 109, the deferred tax liability is determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, business combinations accounted for by the purchase method, and provisions for doubtful accounts. The deferred tax liability is reduced by net operating losses being carried forward for tax purposes.

(d) Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share is based on net income less preferred dividend requirements divided by the weighted average number of common and common equivalent shares outstanding during each of the respective years. Fully diluted net income per common share has not been presented as the amount would not differ significantly from that presented.

(e) Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

(f) Restricted Investments

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), in 1994. Under this statement, the Company's debt securities are classified as "available for sale" and are recorded at current market value with an offsetting valuation adjustment, net of tax, to stockholders' equity. In accordance with SFAS 115, financial statements from prior years have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115 in 1994.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(g) Supplies Inventory

     Supplies inventory, stated at the lower of cost or market, is charged to operations on a first-in, first-out basis.

(h) Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The Company depreciates and amortizes the cost of these assets, less the estimated salvage value, using the straight-line method as follows:

                                                                            ESTIMATED
                          ASSET CLASSIFICATION                             USEFUL LIFE
- -------------------------------------------------------------------------  -----------
Buildings and improvements...............................................  5-30 years
Vehicles and equipment...................................................  3-15 years
Furniture and fixtures...................................................  5-8 years

     Leaseholds are amortized over the shorter of the life of the lease or the asset. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income. Site preparation and improvement costs are included in land.

(i) Goodwill and Permits

     Goodwill and permits, as further discussed in Notes 5 and 6, are stated at cost and are being amortized using the straight-line method over 20 years for permits and periods ranging from 20 to 40 years for goodwill.

(j) Capitalization of Interest

     The Company capitalizes interest on funds used to finance the construction of major capital additions. The Company capitalized interest costs aggregating $301,000 in 1992. No interest was capitalized during 1994 and 1993.

(k) Letters of Credit

     The Company utilizes letters of credit to provide collateral assurance to issuers of performance bonds for certain contracts; to assure regulatory authorities that certain funds will be available for corrective action activities at its hazardous waste management facilities, as described in Note 8(b) below; and to provide financial assurance to regulators of its captive insurance company. As of December 31, 1994 and 1993, the Company had outstanding letters of credit amounting to $7,492,000 and $12,471,000, respectively.

     As of December 31, 1994, the Company had no significant concentrations of credit risk.

(l) Reclassifications

     Certain reclassifications have been reflected in prior years' financial statements to conform the presentations to that as of December 31, 1994.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, restricted investments, and long-term obligations approximate fair value. The Company believes similar terms for long-term obligations would be attainable. The fair value of restricted investments is based on quoted market prices for these securities. At December 31, 1994, the estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                CARRYING     FAIR
                                                                 AMOUNT      VALUE
                                                                ---------   -------
     Cash and cash equivalents................................   $ 1,000    $ 1,000
     Restricted investments...................................     1,542      1,542
     Long-term obligations....................................    14,277     14,277
     Senior notes.............................................    50,000     50,000

(4)  RESTRICTED INVESTMENTS

     Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that certain funds will be available for closure of those facilities, should a facility cease operation. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as collateral for its insurance policies and are restricted for future payment of insurance claims. The amortized cost of these securities held at December 31, 1994 was $1,731,000. A valuation allowance of $220,000 was recorded to reflect the market value of $1,511,000, and a realized loss of $1,000 was reflected in net income for the year. At December 31, 1993, the Company held securities of $1,006,000 with a market value of $1,012,000. There were unrealized gains of $19,000 and unrealized losses of $13,000 for these securities. In addition, a realized gain of $1,000 was recorded in net income during 1993. Investments held consist of fixed maturity and mortgage-backed securities. Fixed maturity securities, other than mortgage-backed securities, have contractual maturity dates after five years through ten years from December 31, 1994. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

(5)  BUSINESS ACQUISITIONS

     On September 30, 1994, the Company acquired the assets of a hazardous and nonhazardous oil reclamation facility located near Richmond, Virginia from Chemical Waste Management, Inc. ("ChemWaste") for $200,000 in cash and $200,000 in credits for future Company services.

     On February 16, 1993, the Company acquired all of the outstanding shares of Spring Grove Resource Recovery, Inc. ("Spring Grove"), a hazardous waste treatment, storage and disposal facility located in Cincinnati, Ohio, from Southdown Environmental Treatment Systems, Inc. ("SETS") in exchange for $1,400,000 in cash and 112,000 shares of newly issued Series B Convertible Preferred Stock with a stated value of $5,600,000. The transfer of ownership from the seller to the Company is subject to approval by regulatory authorities, which is expected to be received during 1995.

     On July 30, 1992, the Company acquired all of the outstanding shares of Mr. Frank, Inc., located in Matteson, Illinois, in exchange for 233,000 shares of the Company's common stock, with a fair market value of $2,155,000. The assets acquired consist primarily of vehicles, equipment and a leasehold interest in real estate. The acquisition was accounted for as a purchase, with approximately $2,113,000 excess of acquisition cost over the fair value of Mr. Frank, Inc.'s identifiable assets being assigned to goodwill. Upon closing, 32,222 of the exchanged shares of the Company's common stock were deposited into an escrow account to be

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

held until July 1995 as security for the sellers' agreement to indemnify the Company against potential liabilities, including certain environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc.

     On June 30, 1992, the Company acquired all of the outstanding shares of Connecticut Treatment Corporation ("CTC"), a hazardous waste treatment, storage and disposal facility located in Bristol, Connecticut, from SETS in exchange for $500,000 in cash and a promissory note in the amount of $1,883,000. The first principal installment on the note was $376,600, which was paid on June 30, 1993, with installments of $94,150 due at the end of each quarter thereafter, until the remaining balance is paid in full. The note bears interest at the corporate base rate announced by The First National Bank of Boston (the "Bank") (8.5% at December 31, 1994) plus 1%.

     SETS' parent, Southdown, Inc., has indemnified the Company against on-site and off-site environmental liabilities arising from the prior ownership and operation of Spring Grove and CTC. The assets acquired consist primarily of real estate and operating machinery for wastewater treatment and related facilities and equipment. Both acquisitions were accounted for as purchases. In each case the total acquisition cost equaled the fair value of the assets acquired; therefore, no goodwill was recorded.

     The results of operations of Spring Grove, CTC, Mr. Frank, Inc. and the Richmond facility are included in the consolidated financial statements subsequent to the dates of acquisition by the Company. Pro forma information has not been included concerning these acquisitions since the assets and operations acquired were not material to those of the Company.

(6)  INTANGIBLE ASSETS

     Below is a summary of intangible assets at December 31, 1994 and 1993 (in thousands):

                                                                1994        1993
                                                               -------     -------
     Permits.................................................  $17,536     $17,303
     Goodwill................................................   27,529      27,529
                                                               -------     -------
                                                                45,065      44,832
     Less--accumulated amortization..........................    7,895       6,276
                                                               -------     -------
                                                               $37,170     $38,556
                                                               =======     =======

     Amortization expense approximated $1,619,000, $1,433,000, and $1,325,000 for the years 1994, 1993, and 1992, respectively. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. At this time, the Company believes that no significant impairment of goodwill or permits has occurred and that no reduction of the estimated useful lives is warranted.

(7)  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                1994        1993
                                                               -------     -------
     Insurance...............................................  $ 3,985     $ 2,971
     Other items.............................................    8,189       7,481
                                                               -------     -------
                                                               $12,174     $10,452
                                                               =======     =======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  LEGAL MATTERS AND OTHER CONTINGENCIES

(a) Legal Matters

     In January 1994, the Company received an amended complaint filed in Circuit Court of Cook County, Illinois by a truck driver for a trucking company who alleges that he was exposed to fumes from a wastewater treatment operation at the Company's Chicago facility while he was offloading and cleaning his truck. The Company has received information that the truck driver is suffering from lung damage and decreasing lung capacity. The Company has not yet responded to the amended complaint. The case is in the preliminary discovery stages and the Company is not able to determine its potential liability, if any, at this point.

     In the ordinary course of conducting its business, the Company becomes involved in environmentally related lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments against the Company. The Company does not believe that these proceedings, individually or in the aggregate, are material to its business.

     As of December 31, 1994, the Company has been named in a number of lawsuits arising from the disposal of wastes by certain Company subsidiaries at 19 state and federal Superfund sites. Ten of these cases involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc.
("ChemWaste"). As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, ChemWaste is paying all costs of defending the Natick and Braintree subsidiaries in these 10 cases, including legal fees and settlement costs. Three cases involve Mr. Frank, Inc. and one case involves CTC. As discussed in Note 5, Southdown, Inc. has agreed to indemnify the Company with respect to any liability for waste disposed of by CTC before the Company acquired CTC, and the sellers of Mr. Frank, Inc. have agreed to indemnify the Company against certain environmental liabilities arising from prior ownership of Mr. Frank, Inc.

     The remaining five pending cases involve former ChemClear subsidiaries. The Company is unable to predict accurately its potential liability with respect to these cases, but believes that any future settlement costs will not be material to the Company's operations or financial position.

     Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other potentially responsible parties ("PRPs") at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1994, the Company had accrued environmental costs of $455,000 for cleanup of Superfund sites. Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

(b) Environmental Matters

     Under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from EPA or an authorized state agency and must comply with certain operating requirements. Of the Company's 11 waste management facilities, eight are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The EPA has begun RCRA corrective action investigations at the Company's RCRA licensed facilities in Baltimore, Maryland; Chicago, Illinois; Braintree, Massachusetts; Natick, Massachusetts, and Woburn, Massachusetts. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and South Portland, Maine. The Company spent approximately $471,000 in 1994 and $600,000 in 1993 on corrective action at the foregoing facilities. As discussed in Note 5, two RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio were acquired from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site arising from prior ownership, including the cost of corrective action.

     While the final scope of the work to be done at these facilities has not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that such costs will not have a material effect on its results of operations or its financial position, and that it will be able to finance from operating revenues any additional corrective action required at its facilities.

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Costs incurred to obtain or renew required permits are capitalized to the related permit account as incurred and are amortized over the permit's remaining life. Costs incurred to remediate properties owned by the Company are capitalized in property, plant and equipment only if the costs extend the life, increase the capacity or improve the safety or efficiency of the property or the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities. Remediation costs incurred in excess of the fair market value of the property being remediated are expensed as incurred.

(c) Other Contingencies

     The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits are subject to periodic renewal without which the Company's operations would be adversely affected. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims.

(d) Other Commitments

     The Company has entered into a definitive agreement with ChemWaste to lease a site currently leased by ChemWaste which adjoins the Company's Chicago facility. The Company will acquire their existing improvements in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the ChemWaste site will allow the Company to develop new product lines not currently handled at the Company's existing Chicago facility. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company plans to acquire a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, a wholly-owned affiliate of Amoco Oil Company. On November 22, 1994, the Company signed a letter of intent with Ecova Corporation, and a definitive asset purchase agreement is being negotiated. The incinerator has a RCRA Part B permit issued by the Nebraska Department of Environmental Quality ("NDEQ") and the NDEQ has approved commercial operation at 75% of capacity. All necessary permits to operate the facility have been issued, and are expected to be transferred to the Company in the Spring of 1995, when the acquisition is expected to be completed. The letter of intent provides that Ecova will transfer the Kimball facility to the Company in return for royalty payments through 2004, based on the number of tons processed at the facility. The transaction is subject to negotiation of definitive agreements and a number of approvals from the United States EPA and the NDEQ which must approve the transfer of the facility to a new owner. The Company must also arrange financing for the acquisition costs, currently estimated to be approximately $10,000,000. According to the letter of intent, if the acquisition does not take place for any reason (other than a default by the seller), the Company would be obligated to reimburse certain of Ecova's costs of operating the incinerator after November 22, 1994, which was the date the letter of intent was signed.

(9)  FINANCING ARRANGEMENTS

     On May 25, 1989, the Company issued $30,000,000 of 13.25% Senior Subordinated Notes due May 15, 1997 and warrants to purchase 100,000 shares of common stock for aggregate proceeds, before issuance costs, of $30,300,000. The notes matured at the rate of $7,500,000 per year commencing on May 15, 1994. At December 31, 1993, the Company's current liabilities included the first principal installment of $7,500,000, which was due and paid on May 15, 1994.

     On August 4, 1994, the Company issued $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). The Company used the net proceeds to prepay the $22,500,000 outstanding principal amount of the 13.25% Senior Subordinated Notes, at par plus a prepayment premium of 4.417%; to prepay the $1,800,000 outstanding principal amount of a subordinated note to a financial institution; to prepay the $489,000 outstanding principal amount of two junior subordinated notes to the former owners of Mr. Frank, Inc.; and to reduce the balance under its $55,000,000 Revolving Credit Agreement with three banks (the "Revolver") by approximately $21,800,000.

     The Senior Notes are not collateralized. The Senior Note indenture does not provide for the maintenance of certain financial covenants, although it does limit, among other things, the issuance of additional debt by the Company or its subsidiaries and the payment of dividends on, and redemption of, capital stock of the Company and its subsidiaries. Interest is paid twice each year on the Senior Notes.

     In connection with the issuance of the Senior Notes, the Company amended the terms of the Revolver to reduce the size to $35,000,000. The amended Revolver permits borrowings up to $35,000,000 in cash, and allows the Company to have up to $20,000,000 of letters of credit outstanding. The combination of cash and letters of credit outstanding may not exceed $35,000,000 at any one time. In addition, the Revolver amendment extended the maturity date to August 1, 1997, reduced the Eurodollar borrowing rate, reduced the fees for letters of credit, and increased the limit on capital expenditures in any fiscal year from $12,000,000 to two times depreciation expense.

     Interest on amounts outstanding under the Revolver is payable monthly in arrears and accrues at the Bank's base rate, plus 1%, or, at the Company's option, at a rate which is 2.50% over the "Eurodollar Rate" offered to the Bank by prime banks in the Eurodollar interbank market. At December 31, 1994, the Company had elected the Eurodollar option with respect to $4,000,000 of the amounts outstanding under the Revolver; the Eurodollar Rate was 6.06% and the Bank's base rate was 8.5%. The Company also pays a commitment fee of one-half of 1% per annum on the unused portion of the total commitment. At

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

December 31, 1994 and 1993, borrowings under the Revolver were $7,706,000 and $32,705,000, respectively (exclusive of letters of credit).

     The Revolver provides for the maintenance of certain restrictive covenants including, among others, restrictions on the ratio of accounts receivable to current liabilities, total liabilities to tangible net worth, and earnings before interest, taxes, and amortization to total interest expense. The Company is also restricted from making certain dividend payments and incurring additional debt. The Revolver is collateralized by substantially all of the Company's assets. On January 31, 1995, the Company and its banks amended the Revolver to modify certain covenants, due in part to the special charge in the fourth quarter of 1994 for the write-off of leasehold improvements. The amendment also modified certain terms of the Revolver, including the Company's borrowing limit, which fluctuates depending on the level of accounts receivable which secure the Revolver. The limit is the sum of 80% of eligible accounts receivable, less outstanding letters of credit. The modifications to the Revolver will change the formula from 80% to 75% of eligible accounts receivable, effective March 31, 1995.

     In connection with the sale of the Senior Notes, the Company also amended the terms of two 8% subordinated convertible notes, in the amounts of $3,500,000 and $1,500,000, respectively. The two notes were collateralized by liens on certain Company assets, and are convertible in common stock at $15 and $10 per share, respectively. The holder of these two notes agreed to exchange such notes for new 10% Senior Convertible Notes, with less restrictive covenants than the prior notes. The new notes rank pari passu with the Senior Notes and have covenants identical to the Senior Note covenants. Principal of the two Senior Convertible Notes is payable in five equal installments of $1,000,000 each, beginning on October 31, 1995 and ending on October 31, 1999. The Company has the option to convert such notes into common stock at $25 per share.

     The following table is a summary of the Company's long-term debt obligations reflecting the transactions discussed above.

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                   1994        1993
                                                                  -------     -------
Long-term obligations consist of the following (in thousands):
Revolving credit agreement bearing interest at the Eurodollar
  Rate (6.06% at December 31, 1994) plus 2.5%, or the Bank's base rate (8.5% at December 31, 1994) plus 1%,
  collateralized by substantially all assets..................    $ 7,706     $32,705
Senior subordinated notes payable, bearing interest at 13.25%
  per year, collateralized by substantially all assets........      --         30,000
Subordinated note payable to a financial institution, bearing interest at the greater of (i) 8% or (ii) the financial
  institution's prime rate (6.75% at December 31, 1993) plus
  1%..........................................................      --          2,150
Senior notes payable, bearing interest at 12.50%..............     50,000       --
Senior convertible notes bearing interest at 10%..............      5,000       --
Subordinated convertible notes bearing interest at 8%.........      --          5,000
Junior subordinated note payable to Southdown Environmental
  Treatment Systems, Inc. bearing interest at the Bank's base
  rate plus 2%................................................        942       1,318
Junior subordinated notes to the former owners of Mr. Frank,
  Inc. bearing interest at the Bank's base rate plus 1%.......         75         170
Obligations under capital leases..............................        542         546
Other long-term obligations...................................         12         587
                                                                  -------     -------
                                                                   64,277      72,476
Less--current maturities......................................      1,715       8,917
Less--unamortized financing costs.............................      2,097       1,052
                                                                  -------     -------
Long-term obligations.........................................    $60,465     $62,507
                                                                  =======     =======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Below is a summary of minimum payments due under the Company's long-term obligations (in thousands), exclusive of obligations under capital leases discussed in Note 10:

     YEAR                                                                 AMOUNT
     ----                                                                 ------
     1995..............................................................  $ 1,416
     1996..............................................................    1,404
     1997..............................................................    8,915
     1998..............................................................    1,000
     1999..............................................................    1,000
     Thereafter........................................................   50,000
                                                                         -------
     Total minimum payments due under long-term obligations including current maturities..............................................  $63,735
                                                                         =======

(10)  LEASES

(a)  Capital Leases

     The Company possesses certain equipment under capital leases. The capitalized cost of this equipment was $6,844,000 and $6,603,000 with related accumulated amortization of $5,387,000 and $4,630,000 at December 31, 1994 and 1993, respectively. The obligations of the Company under such leases are collateralized by the leased equipment.

     Future minimum lease payments under capital leases are as follows (in thousands):

     YEAR                                                                AMOUNT
     ----                                                                ------
     1995..............................................................   $329
     1996..............................................................    150
     1997..............................................................    101
     1998..............................................................      9
     1999..............................................................     --
     Thereafter........................................................     --
                                                                          ----
     Total minimum lease payments......................................   $589
          Less--amounts representing interest..........................     47
                                                                          ----
     Present value of minimum lease payments...........................   $542
                                                                          ====

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(b)  Operating Leases


     The Company leases facilities and personal property under certain operating leases in excess of one year. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Future minimum lease payments under operating leases are as follows (in thousands):

     YEAR                                                                AMOUNT
     ----                                                                ------
     1995..............................................................  $ 3,774
     1996..............................................................    1,884
     1997..............................................................    1,147
     1998..............................................................      798
     1999..............................................................      557
     Thereafter........................................................      716
                                                                         -------
                                                                         $ 8,876
                                                                         =======

     During the years 1994, 1993 and 1992 rent expense was approximately $14,182,000, $9,796,000, and $9,483,000, respectively. The Company has entered into an agreement to sublease its Bedford, Massachusetts facility. See Note 17 below.

(11)  FEDERAL AND STATE INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                      1994        1993        1992
                                                     -------     -------     ------
     Federal--
          Current..................................  $1,941      $  958      $2,370
          Deferred.................................    (699)      1,222         314
     State--
          Current..................................     721         995         235
          Deferred.................................    (344)       (530)       (145)
                                                     -------     -------     ------
     Net provision for income taxes................  $1,619      $2,645      $2,774
                                                     ======      ======      ======

     Effective January 1, 1992 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company had previously adopted SFAS 96. The adoption of SFAS 109 did not have a material impact on the Company's financial condition or results of operations.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The sources of significant timing differences which gave rise to deferred taxes were as follows (in thousands):

                                                      1994        1993       1992
                                                    -------     ------      ------
     Accelerated depreciation.....................  $  (508)    $  501      $ (495)
     Provision for doubtful accounts..............      (54)        88          25
     Vacation accrual.............................       67         88         115
     Rent holiday.................................     (107)       (28)        (66)
     Insurance reserves...........................     (163)      (127)        386
     Restructuring reserves.......................       --         --        (148)
     Litigation...................................       57         98         211
     Tax attributes, net of valuation allowance...     (271)       639          --
     Permits......................................     (242)        --          --
     Other........................................      178       (567)        141
                                                    -------     ------      ------
     Total deferred tax provision.................  $(1,043)    $  692      $  169
                                                    =======     ======      ======

     The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

                                                          1994       1993       1992
                                                         ------     -----      -----
Statutory rate.........................................   34.0%      34.0%      34.0%
Increase (decrease) in taxes resulting from:
     State income taxes, net of federal benefit........    7.0        5.0        2.0
     Goodwill amortization.............................    7.4        4.7        6.0
     Other permanent differences.......................     .5        3.9         .6
     Utilization of alternative minimum tax credit.....     --         --       (7.3)
     Valuation allowance adjustment....................     --       (1.8)        --
                                                         ------     -----      -----
Net provision for income taxes.........................   48.9%      45.8%      35.3%
                                                         ======     =====      =====

     The components of the total deferred tax asset at December 31, 1994 and 1993 were as follows (in thousands):

                                                                 1994       1993
                                                                ------     ------
    Current:
         Provision for doubtful accounts......................  $  598     $  543
         Accrued vacation pay.................................      --         67
         Litigation accruals..................................     437        495
         Miscellaneous........................................     371        675
    Deferred:
         Accrued rent holiday.................................     223        105
         Deferred compensation................................      --         36
         Insurance reserve....................................   1,328      1,131
         Other................................................     255        142
         Various tax attributes...............................   5,496      5,226
         Valuation allowance..................................    (763)      (763)
                                                                ------     ------
         Total deferred tax asset.............................  $7,945     $7,657
                                                                ======     ======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The components of the total deferred tax liability at December 31, 1994 and 1993 were as follows (in thousands):

                                                                 1994       1993
                                                                ------     ------
    Deferred:
         Permits..............................................  $2,883     $3,130
         Property, plant and equipment........................   5,842      6,350
                                                                ------     ------
         Total deferred tax liability.........................   8,725     $9,480
                                                                ------     ------
    Net deferred tax liability................................  $  780     $1,823
                                                                ======     ======

     For federal income tax purposes at December 31, 1994, as a result of the acquisition of ChemClear Inc. ("ChemClear") in January 1989, the Company has regular tax net operating loss carryforwards of $3,333,000 and alternative minimum tax net operating loss carryforwards of $2,712,000, which may be used to offset future taxable income, if any, of the former ChemClear entities, subject to certain limitations. These net operating loss carryforwards expire commencing in 2002.

(12) STOCKHOLDERS' EQUITY

(a) Stock Option Plans

     In 1987, the Company adopted a nonqualified stock option plan (the "1987 Plan"). In 1992, the Company adopted a nonqualified equity incentive plan which provides for a variety of incentive awards, including stock options (the "1992 Plan"). As of December 31, 1994, all awards under the 1992 Plan were in the form of stock options. These options generally become exercisable after a period of one to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 1994, the Company had reserved 955,600 and 800,000 shares of common stock for issuance under the 1987 and 1992 Plans, respectively.

     Under the terms of the 1987 and 1992 Plans, as amended, options may be granted to purchase shares of common stock at an exercise price not less than 85% of the fair market value on the date of grant. The difference between the exercise price and fair market value at the date of grant is charged to operations ratably over the option vesting period. Total compensation expense charged to operations in the year 1992 was approximately $8,000. All existing deferred compensation was fully amortized during 1992. No options were granted during 1994 and 1993 with exercise prices lower than the fair market value of the common stock at the date of grant.

     On October 10, 1994, the Board of Directors approved a plan whereby all employees (excluding senior management) who previously were awarded stock options at prices of $6.50 to $15.00 per share be given the opportunity to surrender those options in exchange for new options awarded at fair market value ($6.00 per share) with the same vesting period commencing upon the date of the award of their original option agreement.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Below is a summary of the stock option activity under the 1987 and 1992 Plans through December 31, 1994:

                                                             NUMBER OF     EXERCISE PRICE
                                                              SHARES         PER SHARE
                                                             ---------     --------------
Outstanding at December 31, 1991...........................    791,654     $   2.70-15.00
     Granted...............................................    348,500         8.25-13.25
     Exercised.............................................    (10,049)        2.70- 7.65
     Forfeited.............................................    (69,610)        7.65-15.00
                                                             ---------     --------------
Outstanding at December 31, 1992...........................  1,060,495     $   2.70-15.00
                                                             ---------     --------------
Exercisable at December 31, 1992...........................    475,563     $   2.70-10.00
                                                             ---------     --------------
     Granted...............................................    445,750         7.00-15.00
     Exercised.............................................    (98,457)        2.70- 8.25
     Forfeited.............................................   (517,867)        6.50-15.00
                                                             ---------     --------------
Outstanding at December 31, 1993...........................    889,921     $   2.70-15.00
                                                             ---------     --------------
Exercisable at December 31, 1993...........................    398,969     $   2.70-10.00
                                                             ---------     --------------
     Granted...............................................    462,138     $   6.00- 8.25
     Exercised.............................................     (5,453)        2.70- 7.65
     Forfeited.............................................   (284,729)        6.00-12.00
                                                             ---------     --------------
Outstanding at December 31, 1994...........................  1,061,877     $   2.70-13.50
                                                             =========     ==============
Exercisable at December 31, 1994...........................    337,941     $   2.70-13.50
                                                             =========     ==============

(b)  Warrants

     In connection with the issuance of senior subordinated notes payable in May 1989, the Company issued warrants to purchase 100,000 shares of common stock at $20.75 per share in exchange for $300,000. In April 1990, the exercise price of the warrants was reduced to $9 per share. In February 1991, in connection with the refinancing of the Company's short-term debt, the exercise price was further reduced to fair market value ($5 per share). These warrants are exercisable at any time until February 1, 2001.

     In connection with the refinancing of the Company's short-term debt in February 1991, the Company issued warrants to purchase 425,000 shares of common stock at fair market value ($5 per share) to the three banks which provided the Revolver. These warrants are exercisable at any time until February 6, 2001.

(c)  Preferred Stock

     On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $.01 par value ("Preferred Stock"), for the acquisition of Spring Grove. The liquidation value of each preferred share is the liquidation preference of $50 plus unpaid dividends. Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $18.63. The Company has the option to redeem such Preferred Stock at liquidation value plus a redemption premium of 7%, if the redemption occurs on or before August 16, 1995; thereafter, the redemption premium declines 1% each year. Each preferred share entitles its holder to receive a cumulative annual cash dividend, which was $3.50 per share from February 16, 1993 to February 16, 1994 and $4.00 per share thereafter, or at the election of the Company, a common stock dividend of equivalent value. At December 31, 1994, the Company had reserved 450,000 shares of common stock for issuance upon the conversion of, or as dividends upon, the Preferred Stock.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)  EMPLOYEE BENEFIT PLAN

     The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation, a portion of which is matched by the Company. During the years 1994, 1993 and 1992, the Company's nonelective contributions aggregated approximately $825,000, $743,000, and $609,000, respectively.

(14)  RELATED PARTY TRANSACTIONS

     The Company leases certain facilities from a partnership of which the Company's principal stockholder is a limited partner. Under the terms of the lease, the Company agreed to make aggregate lease payments of $5,633,000 from the inception of the lease through June 1, 1996. In addition, the Company has an option to renew the lease for a five-year period. Total rent expense charged to operations was $703,000 during each of the years in the three-year period ended December 31, 1994. See Note 10 for further discussion of lease commitments. The Company has subleased a portion of these facilities to an unrelated third party.

(15)  QUARTERLY DATA (UNAUDITED)

                                                 FIRST    SECOND     THIRD    FOURTH
                     1994                       QUARTER   QUARTER   QUARTER   QUARTER
- ----------------------------------------------  -------   -------   -------   -------
                                                   (IN THOUSANDS EXCEPT PER SHARE
                                                AMOUNTS)
Revenue.......................................  $51,285   $49,683   $53,258   $52,847
Income (loss) from operations.................    2,925     4,083     3,855      (117)(a)
Net income (loss) before extraordinary item...      597     1,251     1,082    (1,235)
Net income (loss).............................      597     1,251      (138)   (1,235)
Net income per common and common equivalent
  share before extraordinary item.............      .05       .12       .10      (.14)
Extraordinary item............................       --        --      (.13)       --
Net income (loss) per common and common
  equivalent share............................  $   .05   $   .12   $  (.03)  $  (.14)
1993
Revenue.......................................  $43,452   $51,847   $52,038   $52,777
Income from operations........................    3,224     4,369     2,391     2,990
Net income....................................      835     1,440       275       581
Net income per common and common equivalent
  share.......................................  $   .08   $   .13   $   .02   $   .05

- ---------------

(a) Reflects a one-time, noncash charge of $1,035,000 for the write-off of leasehold improvements and machinery.

     The above information reflects all adjustments that are necessary to fairly state the results of the interim periods presented. Any adjustments required are of a normal recurring nature.

(16)  STOCK PURCHASE AGREEMENT

     In connection with the acquisition of its Braintree and Natick subsidiaries from ChemWaste, the Company entered into a disposal agreement with ChemWaste under which the Company is entitled to quantity discounts if it delivers specified minimum amounts of hazardous waste to ChemWaste's disposal facilities. At the same time, the Company and its principal stockholder entered into a stock purchase agreement with ChemWaste under which the Company and its principal stockholder agreed that, through the term of the disposal agreement, they will not, subject to certain exceptions, sell the stock or substantially all of

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the assets of the Company or any of its subsidiaries to any third party without first offering to sell such stock or assets to ChemWaste on the same terms as those offered by a third party or, in the case of a proposed public offering, at 90% of the proposed public offering price. These agreements, as amended, expire on March 31, 1995.

(17)  EXTRAORDINARY ITEM

     As described in Note 9 above, during the third quarter of 1994, the Company completed a public offering of $50,000,000 of Senior Notes, and used the net proceeds to prepay substantially all of the Company's debt. The refinancing resulted in an extraordinary charge of $2,043,000 ($.13 per share, net of income tax benefit of $1,220,000), for redemption premiums paid to the holders of the prepaid debt and for the write-off of deferred financing costs.

(18)  NONRECURRING CHARGE

     During the fourth quarter of 1994, the Company renegotiated its lease on its corporate headquarters in Quincy, Massachusetts, such that the lease will terminate on or before December 31, 1995. In addition, the Company has vacated laboratory space it rents in Bedford, Massachusetts, and is subleasing the space. As a result, the Company has taken a one-time, noncash charge of $1,035,000 before taxes for the write-off of leasehold improvements at the two locations.

                                                                     SCHEDULE II

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                 (in thousands)

                                                      ADDITIONS
                                         BALANCE      CHARGED TO     DEDUCTIONS      BALANCE
                                        BEGINNING     OPERATING         FROM         END OF
   ALLOWANCE FOR DOUBTFUL ACCOUNTS      OF PERIOD      EXPENSE       RESERVES(A)     PERIOD
- --------------------------------------  ---------     ----------     -----------     -------
           1992.......................   $ 1,379       $ 1,066(b)      $   853        $1,592
           1993.......................     1,592           709             929         1,372
           1994.......................     1,372           776             653         1,495

- ---------------

(a) Amounts deemed uncollectible, net of recoveries.

(b) Includes $127,000 of reserve requirements for accounts receivable of Mr. Frank, Inc. at the date of acquisition.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 1995.

     For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as set forth in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as a Part of this Report

                                                                                 PAGE
                                                                                 -----
 1.   Financial Statements:
      Report of Independent Accountants........................................     34
      Consolidated Statements of Income for the Three Years Ended December 31,
        1994...................................................................     35
      Consolidated Balance Sheets, December 31, 1994 and 1993..................  36-37
      Consolidated Statements of Cash Flows for the Three Years Ended December
        31, 1994...............................................................  38-39
      Consolidated Statements of Stockholders' Equity for the Three Years Ended
        December 31, 1994......................................................     40
      Notes to Consolidated Financial Statements...............................     41
 2.   Financial Statement Schedules:
      Schedule II--Valuation and Qualifying Accounts...........................     56

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.  Exhibits:

     Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished. The Company undertakes to furnish to the Commission upon request copies of instruments (in addition to the exhibits listed below) relating to the Company's long-term debt.

                                                                             LOCATION
   ITEM NO.                          DESCRIPTION                            SEE NOTE:
   --------                          -----------                           -------------
   3.1        Restated Articles of Organization of Clean Harbors, Inc.
              and amendments thereto...................................        (1)
   3.2        Certificate of Vote of Directors Establishing a Series of
              a Class of Stock (Series B Convertible Preferred
              Stock)...................................................        (2)
   3.4A       Amended and Restated By-laws of Clean Harbors, Inc.......        (3)
   4.1        Senior Note Indenture dated as of August 4, 1994, Clean
              Harbors, Inc., the Guarantor Subsidiaries of the Company,
              and Shawmut Bank, N.A., as trustee for the holders of the
              Company's 12.50% Senior Notes due May 15, 2001...........        (4)
   4.2        Amended and Restated Revolving Credit Agreement dated as
              of August 1, 1994 by and among Clean Harbors, Inc., the
              Subsidiaries listed on Schedule 1 thereto, Clean Harbors
              of Baltimore, as Guarantor, and The First National Bank
              of Boston, individually and as agent, USTrust, and
              Shawmut Bank, N.A........................................        (5)
   4.3        First Amendment dated January 31, 1995 to the Amended and
              Restated Revolving Credit Agreement dated as of August 1,
              1994 by and among Clean Harbors, Inc., the Subsidiaries
              listed on Schedule 1 thereto, Clean Harbors of Baltimore,
              as Guarantor, and The First National Bank of Boston,
              individually and as agent, USTrust, and Shawmut Bank,
              N.A......................................................   Filed herewith
  10.34       Employment Agreement between Clean Harbors, Inc. and
              James A. Pitts dated March 20, 1992......................        (2)
  10.35       Stock Purchase Agreement among Clean Harbors, Inc.,
              Southdown Environmental Treatment Systems, Inc. and
              Southdown, Inc. dated as of June 23, 1992................        (2)
  10.36       Stock Purchase Agreement among Clean Harbors,
              Inc.,Southdown Environmental Treatment Systems, Inc. and
              Southdown, Inc. dated as of February 16, 1993............        (2)
  10.37       Clean Harbors, Inc. 1987 Stock Option Plan...............        (6)
  10.38       Clean Harbors, Inc. 1992 Equity Incentive Plan...........        (6)
  10.39       Asset Purchase Agreement among Clean Harbors of Chicago,
              Inc., Clean Harbors, Inc., CWM Chemical Services, Inc.
              and Chemical Waste Management, Inc. dated as of January
              30, 1995.................................................   Filed herewith
  11.1        Statement re computation of Net Income (Loss) per
              Share....................................................   Filed herewith
  21          Subsidiaries.............................................   Filed herewith
  23          Consent of Independent Accountants.......................   Filed herewith
  24          Power of Attorney for John F. Kaslow, Daniel J. McCarthy,
              Lorne R. Waxlax, and Christy W. Bell.....................   Filed herewith
  27          Financial Data Schedule..................................   Filed herewith

- ---------------

(1) Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement (No. 33-17565).

(2) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1992.

(3) Incorporated by reference to Exhibit 3.4A to the Company's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991.

(4) Incorporated by reference to Exhibit 4.1 to the Company's Form S-2 Registration Statement (No. 33-54191).

(5) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q Quarterly Report for the Quarterly Period Ended June 30, 1994.

(6) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1993.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 1995.

                                            CLEAN HARBORS, INC.

                                                         /S/ ALAN S. MCKIM
                                            By:
                                            ------------------------------------
                                                       ALAN S. MCKIM,
                                                  CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                            TITLE                       DATE
- ----------------------------------  --------------------------------  ------------------

        /S/ ALAN S. MCKIM           Chairman of the Board of          February 22, 1995
- ----------------------------------    Directors, President and Chief
          ALAN S. MCKIM               Executive Officer

        /S/ JAMES A. PITTS          Executive Vice President of       February 22, 1995
- ----------------------------------    Finance and Administration and
          JAMES A. PITTS              Chief Financial Officer
                                      (principal financial officer)

    /S/ MARY-ELLEN DRINKWATER       Vice President and Controller     February 22, 1995
- ----------------------------------    (principal accounting officer)
      MARY-ELLEN DRINKWATER

                *                   Director                          February 22, 1995
- ----------------------------------
         CHRISTY W. BELL

                *                   Director                          February 22, 1995
- ----------------------------------
          JOHN F. KASLOW

                *                   Director                          February 22, 1995
- ----------------------------------
        DANIEL J. MCCARTHY

                *                   Director                          February 22, 1995
- ----------------------------------
         LORNE R. WAXLAX

      *By: /S/ ALAN S. MCKIM        Attorney-In-Fact                  February 22, 1995
- ----------------------------------
          ALAN S. MCKIM