Form 10-Q/A
period 1994-09-30
CLEAN HARBORS INC
filed 1995-03-21
CIK 822818

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------


                                  FORM 10-QA

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                              SEPTEMBER 30, 1994
                             --------------------


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

                           (617) 849-1800 ext. 4454
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            9,431,282
- ----------------------------                  ------------------------------
         (Class)                              (Outstanding at November 9,1994)



==============================================================================

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

        Exhibit 27 - Financial Data Schedule

B)      Reports on Form 8-K - None




                                     (14)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Clean Harbors, Inc.
                                        -------------------
                                        Registrant




Dated:  March 17, 1995                  By:
                                        -----------------------------
                                        Alan S. McKim
                                        President and
                                        Chief Executive Officer




Dated:  March 17, 1995                  By:
                                        -----------------------------
                                        James A. Pitts
                                        Executive Vice President and
                                        Chief Financial Officer



Dated:  March 17, 1995                  By:
                                        -----------------------------
                                        Mary-Ellen Drinkwater
                                        Vice President and Controller



                                     (15)