Form 10-Q
period 1995-03-31
CLEAN HARBORS INC
filed 1995-05-15
CIK 822818

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------


                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934
                        for the Quarterly Period Ended
                                March 31, 1995
                            -----------------------

                        Commission File Number 0-16379

                              Clean Harbors, Inc.
            (Exact name of registrant as specified in its charter)


        Massachusetts                                    04-2997780
     (State of Incorporation)                  (IRS Employer Identification No.)

     325 Wood Road, Braintree, MA                                 02184
     (Address of Principal Executive Offices)                   (Zip Code)

                           (617) 849-1800 ext. 4454
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                9,431,282
- ----------------------------                       -----------------------------
(Class)                                            (Outstanding at May 10, 1995)


================================================================================

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  TABLE OF CONTENTS


                           PART I:   FINANCIAL INFORMATION


     ITEM 1:   FINANCIAL STATEMENTS                               Pages
                                                                  -----

     Consolidated Statements of Income                            1

     Consolidated Balance Sheets                                  2-3

     Consolidated Statements of Cash Flows                        4-5

     Consolidated Statement of Stockholders' Equity               6

     Notes to Consolidated Financial Statements                   7-8

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                9-14


                            PART II:   OTHER INFORMATION

     Items No. 1 through 6                                        15

     Signatures                                                   16

     EPS Calculation - Exhibit 11.1                               17

     Financial Data Schedule -- Exhibit 27

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
             (in thousands except for earnings per share amounts)


                                                Three Months Ended
                                                      March 31,
                                           ---------------------------
                                             1995                1994
                                           -------             -------

    Revenues                               $47,150             $51,285

    Cost of revenues                        34,852              35,914

    Selling, general and
      administrative expenses                9,010               9,883

    Depreciation and amortization            2,473               2,563
                                           -------             -------
    Income from operations                     815               2,925

    Interest expense, net                    1,972               1,819
                                           -------             -------
     Income before provision
      for income taxes                      (1,157)              1,106

    Provision for income taxes                (567)                509
                                           -------             -------

    Net income                             $  (590)            $   597
                                           =======             =======

    Net income per common and
      common equivalent share              $  (.07)            $   .05
                                           =======             =======
    Weighted average common and
     common equivalent shares
      outstanding                            9,445               9,715
                                           =======             =======




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                      (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                March 31,
                                                   1995        December 31,
                                               (Unaudited)         1994
                                               -----------     ------------
  ASSETS
  Current Assets:
        Cash                                   $    465            $  1,000
        Restricted investments                    1,905               1,542
        Accounts receivable, net of
          allowance for doubtful accounts        41,648              44,834
        Prepaid expenses                          2,182               1,894
        Supplies inventories                      2,618               2,670
        Income tax receivable                       948                 178
                                               --------            --------
             Total current assets                49,766              52,118

  Property, plant and equipment:
        Land                                      8,209               8,209
        Buildings and improvements               31,774              31,535
        Vehicles and equipment                   73,492              72,494
        Furniture and fixtures                    2,129               2,129
        Construction in progress                  3,776               3,118
                                               --------            --------
                                                119,380             117,485

  Less - Accumulated depreciation
        and amortization                         49,736              47,713
                                               --------            --------
        Net property, plant and equipment        69,644              69,772
                                               --------            --------
  Other Assets:
        Goodwill, net                            22,745              22,926
        Permits, net                             14,047              14,244
        Other                                     2,564                 815
                                               --------            --------
             Total Other Assets                  39,356              37,985
                                               --------            --------
  Total Assets                                 $158,766            $159,875
                                               ========            ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                      (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                   March 31,       December 31,
                                                     1995             1994
                                                  (Unaudited)
                                                --------------    --------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term
        obligations                             $   1,655          $   1,715
      Accounts payable                              9,324             10,686
      Accrued disposal costs                        5,575              6,179
      Other accrued expenses                       13,098             12,724
                                                ---------          ---------
             Total current liabilities             29,652             31,304
                                                ---------          ---------
   Long-term obligations, less
      current maturities                           61,660             60,465

   Deferred income taxes                              804                780

   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued
          and outstanding - none                      ---                ---
        Series B Convertible;
          Authorized-156,416 shares; Issued and
          outstanding 112,000 shares at March 31,
          1995 (liquidation preference of
          $5.6 million)                                 1                  1
      Common Stock, $.01 par value
          Authorized - 20,000,000 shares;
          Issued and outstanding - 9,431,282
          shares at March 31, 1995 and 9,431,282
          shares at December 31, 1994                  95                 95
      Additional paid-in capital                   58,590             58,590
      Unrealized loss on restricted investments,
          net of tax                                  (88)              (113)
      Retained earnings                             8,052              8,753
                                                 --------           --------
       Total stockholders' equity                  66,650             67,326
                                                 --------           --------
   Total liabilities and stockholders' equity    $158,766           $159,875
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

                                      (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (in thousands)


                                                       THREE MONTHS ENDING
                                                              MARCH 31,
                                                       -----------------------
                                                          1995         1994
                                                       ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                             $ (590)      $  597
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
               Depreciation and amortization            2,473        2,563
               Allowance for doubtful accounts           (189)        (183)
               Amortization of deferred financing costs    86           99
               Gain on sale of fixed assets                (5)         (74)
         Changes in assets and liabilities:
               Accounts receivable                      3,375        1,156
               Refundable income taxes                   (770)          70
               Prepaid expenses                          (288)         196
               Supplies inventories                        52         (143)
               Accounts payable                        (1,362)        (748)
               Accrued disposal costs                    (604)      (2,183)
               Other accrued expenses                     374        1,914
               Taxes payable                              ---           63
                                                     --------     --------
         Net cash provided by operating activities      2,552        3,327
                                                     --------     --------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment    (1,938)        (630)
         Increase in permits                              (26)         ---
         Proceeds from sale and maturities of restricted
               investments                                 10          ---
         Cost of restricted investments acquired         (323)         ---
         Decrease (increase) in other assets           (1,752)          13
         Proceeds from sale of fixed assets                 5           76
                                                     --------     --------
         Net cash used in investing activities         (4,024)        (541)
                                                     --------     --------


The accompanying notes are an integral part of these consolidated financial statements.



                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   Unaudited
                                 (in thousands)


                                                       THREE MONTHS ENDING
                                                              MARCH 31,
                                                       -------------------
                                                          1995      1994
                                                       ---------  --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Preferred stock dividend distribution           (112)        (100)
         Net borrowings (payments) under long-term
            revolver                                    1,463       (1,701)
         Payments on long-term obligations               (196)        (347)
         Proceeds from exercise of stock options          ---           20
         Additions to deferred financing costs           (218)        (156)
                                                       ------       ------
         Net cash (used in) provided by
           financing activities                           937       (2,284)
                                                       ------       ------
    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (535)         502
         Cash and equivalents, beginning of year        1,000          816
                                                       ------       ------
         Cash and equivalents, end of period             $465       $1,318
                                                       ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                                       (5)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Unaudited
                                (in thousands)

                                 Series B
                             Preferred Stock  Common Stock
                             ---------------- -------------
                              Number  $0.01   Number  $0.01   Additional  Unrealized Loss              Total
                                of     Par      of     Par      Paid-In    on Restricted  Retained  Stockholders'
                              Shares  Value   Shares  Value     Capital     Investments   Earnings     Equity
                              ------  -----   ------  -----   ----------  --------------- --------  ------------
   Balance at
    December 31, 1994           112   $ 1      9,431    $95     $58,590        $(113)       $8,753     $67,326

   Preferred stock dividends:
    Series B                    ---   ---        ---     --         ---          ---          (111)       (111)

   Change in unrealized loss
    on restricted investments   ---   ---                --         ---           25           ---          25

   Net Loss                     ---   ---        ---     --         ---          ---          (590)       (590)
                               ---- -----   --------  -----    --------          ---       -------     -------
   Balance at
    March 31, 1995              112   $ 1      9,431   $95     $58,590         ($88)       $8,052     $66,650
                                ===   ===      =====   ===     =======          ===        ======     =======


The accompanying notes are an integral part of these consolidated financial statements.


                                      (6)

                          CLEAN HARBORS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


NOTE 1       Basis of Presentation

    The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the three months ended March 31, 1995 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in Clean Harbors' Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

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

(B)  Reclassifications

    Certain reclassifications have been reflected in the prior year financial statements to conform the presentation to that as of March 31, 1995.

NOTE 3       Subsequent Events

(A)  Acquisition of Incinerator

    On May 12, 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, a wholly-owned affiliate of Amoco Oil Company. The incinerator has a part B permit issued by the Nebraska Department of Environmental Quality ("NDEQ") and the NDEQ has approved commercial operation at 75% of capacity.

   The Company expects to pay approximately $4,000,000 for the acquisition of the incinerator of which $1,755,000 was expended during the first quarter. The Company also expects to pay approximately $10,000,000 for financial assurances to the NDEQ for closure and post closure requirements, a majority of which will be paid during the second quarter. In addition, the Company will also make royalty payments to Ecova through 2004 based upon a sliding scale, depending on the number of tons processed through the facility, in excess of 15,000 tons per year.


                                      (7)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  (Unaudited)


(B)   New Financing Arrangements

    In May 1995, the Company entered into a new $45,000,000 revolving credit and term loan agreement ("Loan Agreement") with a financial institution, which provides for a $35,000,000 revolving credit portion (the "Revolver") and a $10,000,000 term loan (the "term note"). The Revolver allows the Company to borrow $35,000,000 in cash, and allows the Company to have up to $20,000,000 in letters of credit outstanding. The combination of cash and letters of credit may not exceed $35,000,000 at any one time. The Revolver requires the Company to pay an unused line fee of one half of one percent. The Revolver has a three-year term with an option to renew annually. The $10,000,000 term note has a five-year term with monthly principal payments of $166,667.

    The Loan Agreement replaces a revolving credit agreement with three banks which was scheduled to mature on August 1, 1997. The Loan Agreement allows for up to 80% of the outstanding balance of the combined Revolver and term note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to prime plus one and one-half percent. The Loan Agreement provides for certain covenants including, among others, limitations on working capital and adjusted net worth. The Company must also meet certain tests in order to make dividend payments and incur additional debt. The Loan Agreement is collateralized by substantially all of the Company's assets.

    In addition, during May 1995 the Company arranged a $4,000,000 unsecured installment note with another lending institution. The interest rate on the installment note is 9.38%. Principal and interest on the note is payable in 24 monthly installments of $183,437, commencing May 15, 1995.


                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

       Revenues for the first quarter of 1995 were $47,150,000, as compared to revenues of $51,285,000 for the first quarter of the prior year. During the first quarter of 1994, the Company received approximately $7,000,000 of revenue from its leading role in the cleanup of a large oil spill from a barge off the coast of Puerto Rico. Excluding the revenue from that event last year, the Company's base business grew approximately 6% from 1994 to 1995.

       During the first quarter of 1995, the Company established a sales presence in California and Colorado. The Company also completed the installation of an automated fuels blending operation at its Cincinnati waste treatment plant, which establishes the Company in the fuels blending business for the first time. The Company currently has service centers and sales offices located in 24 states and Puerto Rico, and operates, 12 waste management facilities. The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes; field services provided at customer sites; and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPaks," formerly referred to as labpacks). The approximately $7,000,000 of revenue from the Puerto Rico oil spill in 1994 is classified as field service revenue.


                                            Revenues By Product Line
                                            (in thousands; unaudited)

                                          Three Months Ended March 31,
                                  ---------------------------------------
       Type of Service                   1994                   1995
       --------------------       ------------------      ---------------

       Treatment and Disposal     $ 18,974     37%         $ 21,685     46%

       Field Services               25,591     50            19,351     41

       CleanPaks                     6,720     13             6,114     13
                                  --------    ---          --------    ---
                                  $ 51,285    100%         $ 47,150    100%


                                      (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                       Service Center Revenues By Region
                  For The Five Quarters Ended March 31, 1995
                           (in thousands; unaudited)

                       3/31/94   6/30/94   9/30/94   12/31/94     3/31/95
                      --------- --------- --------- ----------- ----------

       Northeast       $17,216   $20,703   $23,012    $21,460     $19,693

       Mid-Atlantic     21,382*   16,602    15,689     17,188      15,367

       Central           6,413     6,678     8,084      8,672       7,138

       Midwest           6,274     5,700     6,473      5,527       4,952
                       -------   -------   -------    -------     -------
          Total        $51,285   $49,683   $53,258    $52,847     $47,150

       -----------------
       * The Mid-Atlantic region includes the Company's service center in Puerto Rico, and the revenue from the 1994 oil spill cleanup.

       The Company expects to expand its service capabilities in Georgia, Kentucky, and Texas during 1995, by adding staff and equipment to support the increasing level of business in those areas. The Company expects to introduce new waste management capabilities in the Midwest region with the significant expansion of its Chicago facility to include the adjacent property, which is expected to be completed in June of this year. The Company also expects its revenues in all four regions and all three product lines to benefit from the acquisition of a newly constructed hazardous waste incinerator in Kimball, Nebraska, which was completed May 12, 1995. See "Recent Developments" below.

COST OF REVENUES

       For the first quarter of 1995, the cost of revenues as a percentage of revenue increased to 73.9%, compared to 70.0% for the first quarter of the prior year. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs increased to 16.6% of revenue in the first quarter of 1995

                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


from 12.8% of revenue in the first quarter of 1994 (calculated excluding revenue from the Puerto Rico oil spill, which had no outside disposal costs). The Company believes that price increases by disposal vendors, primarily incinerators and cement kilns, indicate that the pricing environment may be changing as a result of recent consolidation among incineration companies and decisions by certain cement kilns to stop burning hazardous waste, a factor which supports the Company's decision to acquire the Nebraska hazardous waste incinerator in order to reduce the Company's reliance on third-party disposal outlets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       For the first quarter of 1995, selling, general and administrative expenses were 19.1% of revenue, compared to 19.3% for the first quarter of the prior year. The Company's strategy to expand geographically, by adding sales offices and service centers in the Southern region and Western half of the country, and to add product lines, such as the Nebraska incinerator, are expected to increase selling, general and administrative costs to a quarterly rate above $10,000,000 during 1995.

INTEREST EXPENSE

       Interest expense for the first quarter of 1995 was $1,972,000, compared to $1,819,000 for the first quarter of the prior year. No interest was capitalized during either period. The Company expects its interest expense to increase as a result of the acquisition of the Nebraska incinerator and the changes to its revolving credit facility described below under "Recent Developments."

INCOME TAXES

       The effective income tax rate for the first quarter of 1995 was 49%, an increase over the 46% effective income tax rate for the first quarter of the prior year. The Company expects its effective income tax rate for the year 1995 to be approximately 49%. The rate fluctuates depending on the amount of income before taxes, as compared to the fixed amount of goodwill and other non-deductible items.

                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

       On May 12, 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, a wholly owned affiliate of Amoco Oil Company. The Kimball facility includes a 45,000 ton-per-year fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. It is a new, state-of-the-art facility staffed with a highly trained and motivated workforce. The Company believes that the facility offers capabilities which will be very attractive to its major customers. The Company is taking steps to obtain tax-exempt revenue bond financing from the State of Nebraska to pay for a portion of the costs of the acquisition, including the cost of establishing an escrow fund to assure that money will be available over the next 30 years to pay the costs of closing the facility and the on-site landfill, and monitoring the site after closure, as well as the costs of certain improvements to the facility expected to be made during 1995.

       At December 31, 1994, the Company had a $35,000,000 revolving credit facility with three banks. In connection with the acquisition of the incinerator, the Company entered into a new $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with a new lending institution, which replaced the bank credit facility. The Loan Agreement is collateralized by substantially all of the Company's assets, as was the bank credit facility. The Loan Agreement interest rates, based on "prime" or Eurodollar rates at the Company's option, are one-half of 1% higher than the bank credit facility rates, as are the fees for letters of credit, which are limited to $20,000,000 outstanding at any one time. In other respects, however, the Loan Agreement terms are more favorable to the Company such as expanding the revolving credit borrowing base and providing less restrictive covenants. In addition, the Company arranged a $4,000,000 short-term, fixed rate loan from another lending institution, payable monthly over two years.

                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company's future operating results may be affected by a number of factors, including the Company's ability to: implement the treatment and disposal reengineering program during 1995; utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory while expanding its product offerings into other markets; integrate additional hazardous waste management facilities, such as the Nebraska incinerator; and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers and others which may be opened in the future.

       As a result of the Company's acquisition of the Nebraska hazardous waste incinerator, its future operating results may be affected by factors such as its ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market.

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

                                      (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY

       The Company has financed its operations and capital expenditures primarily by cash flow from operations and additions to long-term debt. Cash provided by operations, before changes in current assets and current liabilities, was $1,775,000 for the three months ended March 31, 1995, as compared to $3,002,000 for the three months ended March 31, 1994.

       During the three months ended March 31, 1995, the Company spent $1,938,000 on additions to plant and equipment and construction in progress, and $1,755,000 on the acquisition of the Nebraska incinerator, as compared to the same period of the prior year when its capital expenditures were $630,000. As described above under "Recent Developments", the Company has completed the acquisition of the Nebraska incinerator. The Company anticipates that its capital expenditures for the remainder of 1995 will be approximately $6,000,000, excluding costs associated with improvements expected to be made at the Nebraska incinerator. The Company expects to finance these requirements through cash flow from operations and funds drawn under the $45,000,000 Loan Agreement described in "Recent Developments" above.

       The Company also continues to investigate the possibility of acquiring additional hazardous waste treatment, storage and disposal facilities, which would be financed by a variety of sources. The Company believes it has adequate resources available to fund its future operations and anticipated capital expenditures.

                                      (14)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

       No reportable events have occurred which would require modification of the discussion under Item 3 - Legal Proceedings contained in the Company's Report on Form 10-K for the Year Ended December 31, 1994.

Item 2 - Changes in Securities

       None

Item 3 - Defaults Upon Senior Debt

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company's 1995 Annual Meeting of Stockholders was held on May 12, 1995. Stockholders owning 8,539,146 shares, or 89% of the eligible shares, were represented in person or by proxy. 8,449,823 shares voted for the election of Christy W. Bell, with 89,323 shares withheld, and 8,448,950 shares voted for the election of Daniel J. McCarthy, with 90,196 shares withheld as directors to serve until the 1998 Annual Meeting of Stockholders. Other directors whose term of office as a director continued after the meeting were Alan S. McKim, John F. Kaslow, Lorne R. Waxlax, and John T. Preston. 7,295,169 shares voted for the proposal to approve the Employee Stock Purchase Plan, with 66,391 shares voted against the proposal, 29,373 shares abstaining, and 1,148,213 shares not voted.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

A)     Exhibit 11.1 - Computation of Net Income per Share.

B)     Exhibit 27 - Financial Data Schedule

C)     Reports on Form 8-K - None

                                      (15)

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


                                          Clean Harbors, Inc.
                                          -------------------------
                                          Registrant



    Dated:     May 12, 1995               By:     Alan S. McKim
                                          ---------------------------------
                                          Alan S. McKim
                                          President and
                                          Chief Executive Officer




    Dated:     May 12, 1995               By:     James A. Pitts
                                          -------------------------------
                                          James A. Pitts
                                          Executive Vice President and
                                          Chief Financial Officer




    Dated:     May 12, 1995               By:     Mary-Ellen Drinkwater
                                          ---------------------------------
                                          Mary-Ellen Drinkwater
                                          Vice President and Controller

                                          (16)