Form 10-Q
period 1995-06-30
CLEAN HARBORS INC
filed 1995-08-14
CIK 822818

   =============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          ------------------------


                                 Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of The Securities Exchange Act of 1934
                       for the Quarterly Period Ended
                               June 30, 1995
                          -----------------------

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

                           (617) 849-1800 ext. 4454
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.          Yes    X      No
                        -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                            9,436,838
     ----------------------------                -------------------------------
              (Class)                            (Outstanding at August 8, 1995)

   =============================================================================

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  TABLE OF CONTENTS


                           PART I:   FINANCIAL INFORMATION


     ITEM 1:   FINANCIAL STATEMENTS                               Pages
                                                                  -----

     Consolidated Statements of Income                            1

     Consolidated Balance Sheets                                  2-3

     Consolidated Statements of Cash Flows                        4-5

     Consolidated Statement of Stockholders' Equity               6

     Notes to Consolidated Financial Statements                   7-8

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                9-15


                            PART II:   OTHER INFORMATION

     Items No. 1 through 6                                        16

     Signatures                                                   17

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                      Unaudited
                 (in thousands except for earnings per share amounts)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            ------------------         -----------------
                                              1995       1994            1995      1994
                                            ------------------         -----------------

    Revenues                                $54,899    $49,683         $102,049  $100,968

    Cost of revenues                         39,367     33,392           74,219    69,306

    Selling, general and
      administrative expenses                10,471      9,645           19,481    19,528

    Depreciation and amortization             2,512      2,563            4,985     5,126
                                            -------    -------         --------  --------
    Income from operations                    2,549      4,083            3,364     7,008

    Interest expense, net                     2,162      1,767            4,134     3,586
                                            -------    -------         --------  --------
     Income (loss) before provision
      for income taxes                          387      2,316             (770)    3,422

    Provision (benefit) for income taxes        184      1,065             (383)    1,574
                                            -------    -------         --------  --------

    Net income (loss)                          $203     $1,251            $(387)   $1,848
                                            =======    =======         ========  ========

    Net income (loss) per common and
      common equivalent share                  $.01       $.12            $(.06)     $.17
                                            =======    =======         ========  ========
    Weighted average common and
     common equivalent shares
     outstanding                              9,448      9,654            9,447     9,680
                                            =======    =======         ========  ========

    The accompanying notes are an integral part of these consolidated financial statements.



                                         (1)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                 June 30,          December 31,
                                                   1995                1994
                                               (Unaudited)
                                               -----------         ------------
  ASSETS
  Current Assets:
          Cash                                   $    365            $  1,000
          Restricted investments                    2,306               1,542
          Accounts receivable, net of
           allowance for doubtful accounts         47,222              44,834
          Prepaid expenses                          2,643               1,894
          Supplies inventories                      2,924               2,670
          Income tax receivable                     1,211                 178
                                                 --------            --------
               Total current assets                56,671              52,118

  Property, plant and equipment:
          Land                                      8,285               8,209
          Buildings and improvements               37,172              31,535
          Vehicles and equipment                   76,740              72,494
          Furniture and fixtures                    2,155               2,129
          Construction in progress                  3,015               3,118
                                                 --------            --------
                                                  127,367             117,485
  Less - Accumulated depreciation
          and amortization                         51,768              47,713
                                                 --------            --------
          Net property, plant and equipment        75,599              69,772
                                                 --------            --------
  Other Assets:
          Restricted investments                    5,027                 ---
          Goodwill, net                            22,564              22,926
          Permits, net                             13,834              14,244
          Other                                     2,552                 815
                                                 --------            --------
               Total Other Assets                  43,977              37,985
                                                 --------            --------
  Total Assets                                   $176,247            $159,875
                                                 ========            ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                         (2)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                        June 30,    December 31,
                                                          1995          1994
                                                      (Unaudited)
                                                      -----------   ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term obligations       $  3,594      $  1,715
      Accounts payable                                    11,986        10,686
      Accrued disposal costs                               7,805         6,179
      Other accrued expenses                              16,776        12,724
                                                        --------      --------
             Total current liabilities                    40,161        31,304
                                                        --------      --------
   Long-term obligations, less current maturities         68,248        60,465

   Deferred income taxes                                   1,042           780

   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued and
          outstanding - none                                 ---           ---
        Series B Convertible;
          Authorized-156,416 shares; Issued and
          outstanding 112,000 shares at June 30,
          1995 (liquidation preference of $5.6 million)        1             1
      Common Stock, $.01 par value
          Authorized - 20,000,000 shares;
          Issued and outstanding - 9,431,282 shares
          at June 30, 1995 and 9,431,282 shares
          at December 31, 1994                                95            95
      Additional paid-in capital                          58,590        58,590
      Unrealized loss on restricted investments,
          net of tax                                         (33)         (113)
      Retained earnings                                    8,143         8,753
                                                        --------      --------
       Total stockholders' equity                         66,796        67,326
                                                        --------      --------
   Total liabilities and stockholders' equity           $176,247      $159,875
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

                                         (3)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Unaudited
                                   (in thousands)

                                                            SIX MONTHS ENDING
                                                                 JUNE 30,
                                                            -------------------
                                                              1995        1994
                                                            --------    -------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                  $   (387)   $ 1,848
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
               Depreciation and amortization                   4,985      5,126
               Deferred taxes payable                            209          6
               Allowance for doubtful accounts                   118        344
               Amortization of deferred financing costs          205        210
               Gain on sale of fixed assets                       (6)       (92)
         Changes in assets and liabilities:
               Accounts receivable                            (2,507)     3,629
               Refundable income taxes                        (1,033)       566
               Prepaid expenses                                 (749)       381
               Supplies inventories                             (254)      (118)
               Accounts payable                                1,300     (1,928)
               Accrued disposal costs                          1,626     (1,792)
               Other accrued expenses                          2,253      1,248
               Taxes payable                                     ---        102
                                                            --------    -------
         Net cash provided by operating activities             5,760      9,530
                                                            --------    -------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment           (8,208)    (1,636)
         Additions to permits                                    (38)       ---
         Proceeds from sale and maturities of restricted
               investments                                        22        159
         Cost of restricted investments acquired              (5,656)       ---
         Increase in other assets                             (1,764)       (66)
         Proceeds from sale of fixed assets                       15        104
                                                            --------    -------
         Net cash used in investing activities               (15,629)    (1,439)
                                                            --------    -------

    The accompanying notes are an integral part of these consolidated financial statements.





                                         (4)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                                      Unaudited
                                   (in thousands)

                                                            SIX MONTHS ENDING
                                                                 JUNE 30,
                                                            -------------------
                                                              1995        1994
                                                            --------    -------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Preferred stock dividend distribution                  (223)      (205)
         Issuance of long-term debt                           10,000        ---
         Net borrowings under long-term revolver                 789        858
         Payments on long-term obligations                      (562)    (8,215)
         Proceeds from exercise of stock options                 ---         28
         Additions to deferred financing costs                  (770)      (198)
                                                            --------    -------
         Net cash (used in) financing activities               9,234     (7,732)
                                                            --------    -------
    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (635)       359
         Cash and equivalents, beginning of year               1,000        816
                                                            --------    -------
         Cash and equivalents, end of period                    $365     $1,175
                                                            ========    =======

Supplemental Information:

    There were $1,799,000 of accrued liabilities assumed as a result of the acquisition of the incinerator in Kimball, Nebraska on May 12, 1995.

    The accompanying notes are an integral part of these consolidated financial statements.








                                         (5)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      Unaudited
                                   (in thousands)

                                              Series B
                                           Preferred Stock    Common Stock
                                           ---------------   --------------
                                           Number   $0.01    Number   $0.01   Additional   Unrealized Loss                Total
                                             of      Par       of      Par     Paid-In      on Restricted   Retained   Stockholders'
                                           Shares   Value    Shares   Value    Capital       Investments    Earnings      Equity
                                           ------   -----    ------   -----   ----------   ---------------  --------   -------------


  Balance at December 31, 1994              112      $ 1     9,431     $95     $58,590         $(113)        $8,753      $67,326

  Preferred stock dividends:
    Series B                                ---      ---       ---      --         ---           ---           (223)        (223)

  Change in unrealized loss on
    restricted investments                  ---      ---       ---      --         ---            80            ---           80

  Net loss                                  ---      ---       ---      --         ---           ---           (387)        (387)
                                            ---      ---     -----     ---     -------         -----         ------      -------
  Balance at June 30, 1995                  112      $ 1     9,431     $95     $58,590          $(33)        $8,143      $66,796
                                            ===      ===     =====     ===     =======         =====         ======      =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                         (6)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

    NOTE 1       Basis of Presentation

         The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the six months ended June 30, 1995 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in Clean Harbors' Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

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

    (B)  Reclassifications

         Certain reclassifications have been reflected in the prior year financial statements to conform the presentation to that as of June 30, 1995.

    NOTE 3       Acquisition of Incinerator

         On May 12, 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova
    Corporation, a wholly-owned affiliate of Amoco Oil Company. The incinerator is subject to the final permit requirements under the federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and has a RCRA "Part B" license issued by the Nebraska Department of Environmental Quality ("NDEQ"). The Company acquired the incinerator for $5,549,000.

         Under RCRA, an owner or operator of a "Part B" licensed incinerator must establish financial assurance for closure of the incinerator. An owner or operator may satisfy the requirements for financial assurance by using one of several mechanisms allowed under
    RCRA: a trust fund, surety bond, letter of credit, insurance, financial test, or corporate guarantee. The mechanism chosen by the Company is insurance, which has been approved by NDEQ. The insurance policy has a 30 year term. Policy premiums through the year 2025 have been paid by the Company, as required by NDEQ, to eliminate the risk that the policy might be canceled for failure to pay premiums some time in the future. The Company has also deposited funds into an escrow account as collateral for the insurance policy, which is restricted for future payment of insurance claims. Funds in the escrow account remain the property of the Company and are invested in long-term, fixed-rate interest bearing securities held as restricted investments.

                                         (7)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                                     (Unaudited)

         The Company paid $6,805,000 for the insurance coverage. The Company also delivered to the insurance company a letter of credit in the amount of $500,000, which will increase by $250,000 each quarter until the balance of the letter of credit is $3,000,000, to provide additional collateral security under the insurance policy. The incinerator is located on a 600 acre site, which includes a landfill for disposal of the ash from the incinerator. The landfill is constructed, and ready for use upon completion of certain requirements. The NDEQ requires the Company to establish financial assurance for closure of the landfill before it may be used. The Company expects to spend approximately $1,725,000 during the second half of 1995 to obtain insurance coverage for the landfill.

    NOTE 4       New Financing Arrangements

         At December 31, 1994, the Company had a $35,000,000 revolving credit facility with three banks. In connection with the acquisition of the Kimball incinerator, the Company on May 8, 1995 entered into a new $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with another financial institution, which replaced the bank credit facility. The Company also decided to finance part of the cost of the incinerator insurance coverage using a $4,000,000 financing arrangement, payable over two years at an interest rate of 9.38%.

         The Loan Agreement provides for a $35,000,000 revolving credit portion (the "Revolver") and a $10,000,000 term promissory note (the "Term Note"). The Term Note is payable in 60 monthly installments, commencing June 1, 1995. Monthly principal payments are $166,667. The Revolver allows the Company to borrow $35,000,000 in cash, and allows the Company to have up to $20,000,000 in letters of credit outstanding. The combination of cash and letters of credit may not exceed $35,000,000 at any one time. The Revolver requires the Company to pay a line fee of one half of one percent on the unused portion of the line. The Revolver has a three-year term with an option to renew annually.

         The Loan Agreement allows for up to 80% of the outstanding balance of the combined Revolver and Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement provides for certain covenants including, among others, limitations on working capital and adjusted net worth. The Company must also meet certain tests in order to make dividend payments and incur additional debt. The Loan Agreement is collateralized by substantially all of the Company's assets. The fees for letters of credit and the interest rates under the Loan Agreement are one-half of 1% higher than the terms under the former bank credit facility.

    NOTE 5       Employee Stock Purchase Plan

         During the second quarter the stockholders of the Company approved the Clean Harbors Employee Stock Purchase Plan (the "Plan") through which employees of the Company will be given the opportunity to purchase shares of common stock. According to the Plan, a total of one million shares of common stock has been reserved for offering to employees over a period of five years, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2000. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering.

                                         (8)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


       REVENUES

            Revenues for the second quarter of 1995 set a new Company record of $54,899,000, up 10.5% as compared to revenues of $49,683,000 for the second quarter of the prior year. Revenues for the first half of 1995 also set a new Company record of $102,049,000, as compared to revenues of $100,968,000 for the first half of the prior year. During the first quarter of 1994, the Company received approximately $7,000,000 of revenue from its leading role in the cleanup of a large oil spill from a barge off the coast of Puerto Rico. Excluding the revenue from that event last year, the Company's base business grew approximately 9% from 1994 to 1995.

            The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes; field services provided at customer sites; and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPacks," formerly referred to as LabPacks). The approximately $7,000,000 of revenue from the Puerto Rico oil spill in the first quarter of 1994 is classified as field service revenue.

                                         Revenues By Product Line
                                         (in thousands; unaudited)

                                         Six Months Ended June 30,
                                   --------------------------------------
       Type of Service                   1994                  1995
       --------------------        ----------------      ----------------

       Treatment and Disposal      $ 39,194      39%     $ 45,489      45%

       Field Services                47,226      47        41,260      40

       CleanPacks                    14,548      14        15,300      15
                                   --------     ---      --------     ---
                                   $100,968     100%     $102,049     100%

            Treatment and disposal services revenue in the first half of the year increased 16% from 1994 to 1995, reversing a two year period of declining revenue in this product line. The decline was due to a variety of secular trends impacting both price and volume: competitive industry pricing; continuing efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; and shipment by generators of waste direct to the ultimate treatment or disposal location.





                                         (9)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


            The Company has responded to these industry trends in several ways, primarily by modernizing the Company's facilities to offer more technologically advanced waste treatment alternatives, such as the Clean Extraction System in Baltimore and by acquiring treatment and disposal facilities that expand the Company's product lines. For example, during the first quarter of 1995, the Company completed the installation of an automated fuels blending operation at its Cincinnati waste treatment plant, which establishes the Company in the fuels blending business for the first time.

            During the second quarter of 1995, the Company completed the acquisition of the newly constructed hazardous waste incinerator in Kimball, Nebraska. The incinerator is subject to the final permit requirements under the federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and has a RCRA "Part B" license issued by the Nebraska Department of Environmental Quality ("NDEQ"). Kimball is the only commercial incinerator in the United States to produce "delisted" ash, meaning the ash will not be regulated as a hazardous waste under federal and state laws. The acquisition of this facility responds to a developing trend within the hazardous waste management industry: generators of industrial waste prefer to treat hazardous waste, rather than bury it, because of concerns about the long-term liability associated with landfill disposal of the residue which results from incineration of the generator's hazardous waste. Conventional incinerators produce a "slag" which is regulated as a hazardous waste. The residue from the Kimball treatment facility, in contrast, is ash rather than slag. The ash meets the standards set by NDEQ for "delisting" and is therefore deemed to be non-hazardous.

            Since the incinerator is a new facility, many of the Company's customers will visit the facility for a comprehensive audit of its operations before they will approve the site for disposal of their hazardous waste. As a result, considerable time is needed to complete the audit and approval process before the Company can begin shipping waste to the facility, and since the acquisition was completed on May 12, 1995, the incinerator made a minimal incremental contribution to the Company's revenues during the first half of 1995.

            Another recent major accomplishment during the second quarter was the receipt of a modified RCRA "Part B" license for the Company's expanded Chicago waste treatment facility, which brings together the people, technology, and capacity to satisfy customers' recycling, waste treatment, and field service needs in one integrated complex. The Company expects to commence waste treatment operations at the expanded facility during the third quarter of 1995.

            Field services revenue in the first half of the year increased 2.6% from 1994 to 1995, excluding the Puerto Rico oil spill revenue. The Company continued to dominate this segment of the environmental business in the Northeast, gained market share in the Central and Midwest regions, and developed new relationships with customers in the southern and western regions of the United States.





                                        (10)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


            CleanPack revenue in the first half of the year increased 5.2% from 1994 to 1995, as a result of increased market share in existing regions and established new business relationships in the new regions. In addition, the Kimball incinerator has enabled this product line to be more competitive in the area of agricultural pesticide collections and household waste collections where a majority of the collected waste needs to be incinerated.

            At June 30, 1995, the Company had service centers and sales offices located in 24 states and Puerto Rico, and operated 12 waste management facilities, as compared to June 30, 1994, when the Company operated 10 waste management facilities and had service centers and sales offices located in 22 states and Puerto Rico.

                              Service Center Revenues By Region
                           For The Six Quarters Ended June 30, 1995
                                  (in thousands; unaudited)

                   3/31/94   6/30/94   9/30/94  12/31/94   3/31/95   6/30/95
                   -------   -------   -------  --------   -------   -------
   Northeast       $17,216   $20,703   $23,012   $21,460   $19,693   $21,449

   Mid-Atlantic     21,382*   16,602    15,689    17,188    15,367    16,817

   Central           6,413     6,678     8,084     8,672     7,138     9,450

   Midwest           6,274     5,700     6,473     5,527     4,952     7,183
                   -------   -------   -------  --------   -------   -------
      Total        $51,285   $49,683   $53,258   $52,847   $47,150   $54,899

       -----------------
       * The Mid-Atlantic region includes the Company's service center in Puerto Rico, and the approximately $7,000,000 of revenue from the 1994 oil spill cleanup.

            The Company expects to expand its service capabilities in Georgia, Kentucky, and Texas during 1995, by adding staff and equipment to support the increasing level of business in the Gulf Coast and South. The Company expects to introduce new waste management capabilities in the Midwest region with the significant expansion of its Chicago facility, which is expected to be placed in service during the third quarter. The Company also expects its revenues in all four regions and all three product lines to benefit from the acquisition of the Kimball incinerator.


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

                                                          Percentage Of Total Revenues
                                                    ----------------------------------------
                                                    Three months ended      Six months ended
                                                          June 30,                June 30,
                                                    ------------------      ----------------
                                                     1995        1994        1995      1994
                                                    ------      ------      ------    ------
       Revenues                                     100.0%      100.0%      100.0%    100.0%
       Cost of revenues:
          Disposal costs paid to third parties       15.4        13.0        15.9      12.0
          Other costs                                56.3        54.2        56.8      56.6
                                                    -----       -----       -----     -----
          Total cost of revenues                     71.7        67.2        72.7      68.6
       Selling, general and administrative
          expenses                                   19.1        19.4        19.1      19.3
       Depreciation and amortization
          of intangible assets                        4.6         5.2         4.9       5.1
       Income from operations                         4.6         8.2         3.3       6.9

       Other Data:
       ----------
       Earnings Before Interest, Taxes,
         Depreciation and Amortization
         (in thousands)                            $5,061      $6,646      $8,349    $12,134

      COST OF REVENUES

            One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs increased to 15.9% of revenue in the first half of 1995 from 12.0% of revenue in the first half of 1994 (calculated excluding revenue from the Puerto Rico oil spill, which had no outside disposal costs). The Company believes that price increases by disposal vendors, primarily incinerators and cement kilns, indicate that the pricing environment may be changing as a result of recent consolidation among incineration companies and decisions by a few cement kilns to stop burning hazardous waste. This was a factor which supports the Company's decision to acquire the Kimball incinerator, in order to reduce the Company's reliance on third-party disposal outlets, and capture the gross margin being paid to vendors.


                                        (12)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

            Since the Kimball incinerator is a new facility, and a recent entrant to the incineration marketplace, volumes are growing slowly due to the time required for customers to audit and approve the facility and begin shipping waste to it. As a result, the incinerator experienced a $573,000 loss from operations during the second quarter of 1995. The Company expects the volumes of waste processed to increase during the remainder of 1995 as more customers approve the incinerator.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            During the first half of 1995, the Company established a sales presence in Alabama, California, Colorado, and Florida. During the second quarter of 1995, the Company completed the acquisition of the Kimball hazardous waste incinerator, and spent considerable sums of money on building a marketing campaign and traveling with customers who have audited and approved this state-of-the-art operation. In addition, the Company also incurred costs in relocating experienced employees to its new locations.

            The Company is also in the process of developing a marketing campaign for the expanded Chicago waste treatment facility. As a result of the Company's strategy to expand geographically, by adding sales offices and service centers in the southern and western parts of the United States, and to add product lines, such as the Kimball incinerator, its selling, general and administrative costs during the remainder of 1995 are expected to increase from the second quarter level.

       INTEREST EXPENSE

            Interest expense increased during the second quarter of 1995 as a result of an increase in the Company's average cost of capital, due to its decision last year to reduce its reliance on floating rate bank debt through the issuance of $50,000,000 of 12.50% Senior Notes in August of 1994, and an increase in total long-term debt, due to the costs of the acquisition of the Kimball incinerator. There was no interest capitalized during the first half of 1995 or 1994.

       INCOME TAXES

            The effective income tax rate for the three and six months ended June 30, 1995 was 48% and 50% respectively, as compared to 46% for the comparable periods of 1994. The Company expects its effective income tax rate for the year 1995 to be approximately 49%. The rate fluctuates depending on the amount of income before taxes, as compared to the fixed amount of goodwill and other non-deductible items.


                                        (13)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


       FACTORS THAT MAY AFFECT FUTURE RESULTS

            The Company's future operating results may be affected by a number of factors, including the Company's ability to: implement the treatment and disposal reengineering program during 1995; utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory while expanding its product offerings into other markets; integrate additional hazardous waste management facilities, such as the Kimball incinerator and the expanded Chicago facility; and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers and others which may be opened in the future.

            As a result of the Company's acquisition of the Kimball incinerator, its future operating results may be affected by factors such as its ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market.

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














                                        (14)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


       FINANCIAL CONDITION AND LIQUIDITY

            The Company has financed its operations and capital expenditures primarily by cash flow from operations and additions to long-term debt. Cash provided by operations, before changes in current assets and current liabilities, was $5,124,000 for the six months ended June 30, 1995, as compared to $7,442,000 for the six months ended June 30, 1994.

            During the six months ended June 30, 1995, the Company spent $4,458,000 on additions to plant and equipment and construction in progress, and $5,549,000 on the acquisition of the Kimball incinerator, as compared to the same period of the prior year when its capital expenditures were $1,636,000. In addition, the Company spent $6,805,000 for financial assurance associated with this acquisition. See Note 3 to the Consolidated Financial Statements in this report for a description of the costs of the incinerator acquisition.

            During the six months ended June 30, 1995, net additions to long-term debt were $9,622,000, as compared to the same period of the prior year when net reductions in long-term debt were $7,345,000. The Company expects to spend approximately $1,725,000 during the second half of 1995 to obtain insurance coverage for closure of the Kimball landfill, and anticipates that its capital expenditures for the remainder of 1995 will be approximately $3,000,000, including improvements expected to be made at the Kimball facility. The Company expects to finance these requirements through cash flow from operations and funds drawn under its $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") described in Note 4 to the Consolidated Financial Statements.

            The Loan Agreement terms include a borrowing limit, which fluctuates depending on the level of accounts receivable which secure the Loan Agreement. The borrowing availability each month will depend on the level of business activity and the resulting amount of accounts receivable, and the usage of letters of credit. At August 11, 1995, the indebtedness outstanding under the Loan Agreement was $19,619,665, letters of credit outstanding were $7,594,732, and the Company had borrowing availability of $8,364,835.

            The Company is taking steps to obtain tax-exempt revenue bond financing through the State of Nebraska to pay for a portion of the costs of the Kimball incinerator and landfill, including the prepaid closure insurance premiums, as well as the costs of improvements to the facility. The Company anticipates that approximately $8,000,000 of the proceeds of the planned tax-exempt bond issue will be used to reimburse the Company for costs of the Kimball facility, and applied to repay or refund existing indebtedness.

            The Company continues to investigate the possibility of acquiring additional hazardous waste treatment, storage and disposal facilities, which would be financed by a variety of sources. The Company believes it has adequate resources available to fund its future operations and anticipated capital expenditures.




                                        (15)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings
       --------------------------

            No reportable events have occurred which would require modification of the discussion under Item 3 - Legal Proceedings contained in the Company's Report on Form 10-K for the Year Ended December 31, 1994.

       Item 2 - Changes in Securities
       ------------------------------

            None

       Item 3 - Defaults Upon Senior Debt
       ----------------------------------

            None

       Item 4 - Submission of Matters to a Vote of Security Holders
       ------------------------------------------------------------

            None

       Item 5 - Other Information
       --------------------------

            None

       Item 6 - Exhibits and Reports on Form 8-K
       -----------------------------------------

       A) Exhibit 4.2 - Loan and Security Agreement dated May 8, 1995 by and between Congress Financial Corporation (New England) and the Company's Subsidiaries as Borrowers.

            Exhibit 4.3 - Term Promissory Note dated May 8, 1995 from the Company's Subsidiaries as Debtors to Congress Financial
       Corporation (New England) in the amount of $10,000,000.

            Exhibit 4.4 - Guarantee dated May 8, 1995 by Clean Harbors, Inc. to Congress Financial Corporation (New England) of the obligations of the Company's Subsidiaries under the Financing Agreements.

            Exhibit 4.5 - General Security Agreement dated May 8, 1995 by Clean Harbors, Inc. in favor of Congress Financial Corporation (New England).

            Exhibit 10.40 - Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995.

            Exhibit 11 - Computation of Net Income per Share.

            Exhibit 27 - Financial Data Schedule

       B)   Reports on Form 8-K - None


                                        (16)

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



                                          Clean Harbors, Inc.
                                          -------------------------
                                          Registrant





    Dated:  August 11, 1995               By:     /s/ ALAN S. MCKIM
                                          ---------------------------------
                                          Alan S. McKim
                                          President and
                                          Chief Executive Officer





    Dated:  August 11, 1995               By:     /s/ JAMES A. PITTS
                                          -------------------------------
                                          James A. Pitts
                                          Executive Vice President and
                                          Chief Financial Officer








                                        (17)