Form 10-Q/A
period 1995-06-30
CLEAN HARBORS INC
filed 1995-08-28
CIK 822818

   =============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          ------------------------


                                  Form 10-Q/A

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

Securities and Exchange Commission
450 5th Street, N.W.
Washington, DC 20549

Re:  Submission of Exhibits Omitted by Filing Agent from
     Clean Harbors, Inc. Form 10-Q for the quarterly period ended
     June 30, 1995

Ladies and Gentlemen:

On August 14, 1995, Clean Harbors, Inc. filed its Form 10-Q for the quarterly period ended June 30, 1995. Item 6 of Part II of the Form 10-Q listed seven exhibits to the Form 10-Q.

The filing agent was R.R. Donnelley. R.R. Donnelley prepared and showed to us a complete proof of the "EDGARized" version of the Form 10-Q, including all seven exhibits. We authorized R.R. Donnelley to file the complete document, which we believed to include the exhibits we had seen.

On August 25, 1995, R.R. Donnelley notified us that a review of their files indicates that the submission header for the filing listed only two exhibits, instead of seven. The two exhibits were Exhibits 11 and 27. Five optional exhibits were not listed on the submission header, due to an error by R.R. Donnelley in assembling the filing and preparing the header. Therefore, when the filing was submitted, only two of the seven exhibits were transmitted. The five omitted exhibits were legal documents:

       Exhibit 4.2 - Loan and Security Agreement

       Exhibit 4.3 - Term Promissory Note

       Exhibit 4.4 - Guarantee

       Exhibit 4.5 - General Security Agreement

       Exhibit 10.40 - Asset Purchase Agreement

R.R. Donnelley has told us that they have investigated the situation, and verified that the five optional exhibits were not transmitted. R.R. Donnelley has advised us that the appropriate remedy is to refile the Form 10-Q, as a Form 10-Q/A.

The purpose of this filing is to amend the Form 10-Q to include the five optional exhibits. The only difference between the Form 10-Q filed August 14, 1995 and the Form 10-Q/A filed today is the addition of the five optional exhibits. There are no changes to the material filed August 14, 1995.

We regret the error by our agent, R.R. Donnelley. Please contact the undersigned if you have any questions concerning this filing.

Sincerely,

/s/ James A. Pitts

James A. Pitts
Executive Vice President
(617) 849-1800 ext. 4454

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



                                          Clean Harbors, Inc.
                                          -------------------------
                                          Registrant





    Dated:  August 28, 1995               By:     /s/ ALAN S. MCKIM
                                          ---------------------------------
                                          Alan S. McKim
                                          President and
                                          Chief Executive Officer





    Dated:  August 28, 1995               By:     /s/ JAMES A. PITTS
                                          -------------------------------
                                          James A. Pitts
                                          Executive Vice President and
                                          Chief Financial Officer








                                        (17)