Form 10-Q
period 1995-09-30
CLEAN HARBORS INC
filed 1995-11-14
CIK 822818

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          ------------------------

                                 Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of The Securities Exchange Act of 1934
                       for the Quarterly Period Ended
                             September 30, 1995

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

                           (617) 849-1800 ext. 4454
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                9,490,171
----------------------------                   ---------------------------------
         (Class)                               (Outstanding at November 8, 1995)

================================================================================

                     CLEAN HARBORS, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS


                        PART I:   FINANCIAL INFORMATION


ITEM 1:   FINANCIAL STATEMENTS                                       Pages
                                                                     -----

Consolidated Statements of Income                                    1

Consolidated Balance Sheets                                          2-3

Consolidated Statements of Cash Flows                                4-5

Consolidated Statement of Stockholders' Equity                       6

Notes to Consolidated Financial Statements                           7-8


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                        9-16


                            PART II:   OTHER INFORMATION


Items No. 1 through 6                                               17-18

Signatures                                                          19

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
             (in thousands; except for earnings per share amounts)

                                                 Three Months Ended         Nine Months Ended
                                                     September 30,            September 30,
                                                ---------------------      -------------------
                                                  1995         1994          1995       1994
                                                --------     --------      --------   --------
Revenues                                        $ 54,398     $ 53,258      $156,447   $154,226

Cost of revenues                                  41,253       37,459       115,472    106,764

Selling, general and
 administrative expenses                          10,267        9,374        29,748     28,902

Depreciation and amortization                      2,567        2,570         7,552      7,697
                                                --------     --------      --------   --------
Income from operations                               311        3,855         3,675     10,863

Interest expense, net                              2,328        1,942         6,462      5,528
                                                --------     --------      --------   --------
Income (loss) before provision for income
 taxes and extraordinary item                     (2,017)       1,913        (2,787)     5,335

Provision for (benefit from) income taxes           (817)         831        (1,200)     2,405
                                                --------     --------      --------   --------
Income (loss) before extraordinary
 item                                             (1,200)       1,082        (1,587)     2,930

Extraordinary loss related to
 early retirement of debt, net of
 income tax benefit of $823,000                      ---        1,220          ---       1,220
                                                --------     --------      --------   --------

Net income (loss)                               $ (1,200)    $   (138)     $ (1,587)  $  1,710
                                                ========     ========      ========   ========
Net income (loss) per common and
 common equivalent share before
 extraordinary item                                $(.14)       $ .10         $(.20)     $ .27

Extraordinary item                                   ---        $(.13)         ---       $(.13)
                                                --------     --------      --------   --------
Net income (loss) per common and
 common equivalent share                           $(.14)       $(.03)        $(.20)     $ .14
                                                ========     ========      ========   ========
Weighted average common and
 common equivalent shares
 outstanding                                       9,435        9,431         9,433      9,649
                                                ========     ========      ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                          (1)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              September 30,       December 31,
                                                  1995                1994
                                               (Unaudited)
ASSETS                                        -------------       ------------
Current assets:
        Cash                                        $   105            $ 1,000
        Restricted investments                        2,563              1,542
        Accounts receivable, net of
         allowance for doubtful accounts             49,653             44,834
        Prepaid expenses                              2,534              1,894
        Supplies inventories                          3,014              2,670
        Income tax receivable                         1,538                178
                                                    -------            -------
               Total current assets                  59,407             52,118

Property, plant and equipment:
        Land                                          8,285              8,209
        Buildings and improvements                   37,678             31,535
        Vehicles and equipment                       77,430             72,494
        Furniture and fixtures                        2,155              2,129
        Construction in progress                      5,133              3,118
                                                    -------            -------
                                                    130,681            117,485
Less - Accumulated depreciation
        and amortization                             53,874             47,713
                                                    -------            -------
        Net property, plant and equipment            76,807             69,772
                                                    -------            -------
Other assets:
        Restricted investments                        5,081                ---
        Goodwill, net                                22,383             22,926
        Permits, net                                 13,646             14,244
        Other                                         2,518                815
                                                    -------            -------
               Total other assets                    43,628             37,985
                                                    -------            -------
Total assets                                       $179,842           $159,875
                                                    =======            =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    September 30,     December 31,
                                                       1995              1994
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                -------------     ------------
Current liabilities:
    Current maturities of long-term obligations        $ 3,669          $  1,715
    Accounts payable                                    12,184            10,686
    Accrued disposal costs                               7,315             6,179
    Other accrued expenses                              17,510            12,724
                                                        ------            ------
         Total current liabilities                      40,678            31,304
                                                        ------            ------
Long-term obligations, less current maturities          73,453            60,465

Deferred income taxes                                      216               780

Stockholders' equity:
    Preferred Stock, $.01 par value:
     Series A  Convertible;
       Authorized-2,000,000 shares; Issued and
       outstanding - none                                  ---               ---
     Series B Convertible;
       Authorized-156,416 shares; Issued and
       outstanding 112,000 shares at September 30,
       1995 and December 31, 1994 (liquidation
       preference of $5.6 million)                           1                 1
     Common Stock, $.01 par value
       Authorized - 20,000,000 shares;
       Issued and outstanding - 9,436,838 shares
       at September 30, 1995 and 9,431,282 shares
       at December 31, 1994                                 95                95
     Additional paid-in capital                         58,607            58,590
     Unrealized loss on restricted investments,
       net of tax                                          (39)             (113)
     Retained earnings                                   6,831             8,753
                                                        ------            ------
       Total stockholders' equity                       65,495            67,326
                                                        ------            ------
   Total liabilities and stockholders' equity         $179,842          $159,875
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

                                      (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (in thousands)

                                                         NINE MONTHS ENDING
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                         1995          1994
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $(1,587)      $1,710
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
             Depreciation and amortization                7,552        7,697
             Deferred taxes payable                        (633)        (332)
             Allowance for doubtful accounts                215          590
             Write-off of deferred financing fees           ---          963
             Amortization of deferred financing costs       365          274
             Gain on sale of fixed assets                   (17)         (93)
     Changes in assets and liabilities:
             Accounts receivable                         (5,034)        (246)
             Refundable income taxes                     (1,360)         566
             Prepaid expenses                              (640)         343
             Supplies inventories                          (344)        (174)
             Accounts payable                             1,498          475
             Accrued disposal costs                       1,136         (407)
             Other accrued expenses                       2,987        1,686
                                                         ------       ------
     Net cash provided by operating activities            4,138       13,052
                                                         ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment         (11,352)      (2,994)
     Additions to permits                                   (75)         ---
     Proceeds from sale and maturities of restricted
             investments                                     42          159
     Cost of restricted investments acquired             (5,998)         ---
     Increase in other assets                            (1,737)         (73)
     Proceeds from sale of fixed assets                      26          104
     Payment for business net of cash acquired              ---         (200)
                                                         ------       ------
     Net cash used in investing activities              (19,094)      (3,004)
                                                         ------       ------

     The accompanying notes are an integral part of these consolidated financial statements.

                                      (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   Unaudited
                                 (in thousands)

                                                         NINE MONTHS ENDING
                                                           SEPTEMBER 30,
                                                       ----------------------
                                                          1995         1994
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend distribution                (335)        (317)
     Issuance of long-term debt                         10,000       50,000
     Net borrowings (payments) under
       long-term revolver                                6,341      (24,069)
     Payments on long-term obligations                  (1,158)     (33,246)
     Proceeds from exercise of stock options                15           28
     Additions to deferred financing costs                (802)      (2,331)
                                                        ------       ------
     Net cash provided by (used in) financing
       activities                                       14,061       (9,935)
                                                        ------       ------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (895)         113
     Cash and equivalents, beginning of year             1,000          816
                                                        ------       ------
     Cash and equivalents, end of period                $  105       $  929
                                                        ======       ======


Supplemental Information:

     Capital lease obligations incurred                 $  196       $  240

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

                                      (5)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Unaudited
                                (in thousands)

                                     Series B
                                 Preferred Stock      Common Stock
                                 ---------------     --------------
                                 Number    $0.01     Number   $0.01    Additional   Unrealized Loss                   Total
                                   of       Par        of      Par       Paid-In     on Restricted     Retained    Stockholders'
                                 Shares    Value     Shares   Value      Capital      Investments      Earnings       Equity
                                 ------    -----     ------   -----    ----------   ---------------    --------    -------------
Balance at
  December 31, 1994                 112      $ 1      9,431     $95       $58,590             $(113)     $8,753          $67,326

Preferred stock dividends:
  Series B                          ---      ---        ---      --            --               ---        (335)            (335)

Proceeds from exercise
  of stock options                  ---      ---          6      --            15               ---         ---               15

Tax benefit exercise
  of stock options                  ---      ---        ---      --             2               ---         ---                2

Change in unrealized loss on
  restricted investments            ---      ---        ---      --           ---                74         ---               74

Net Loss                            ---      ---        ---      --           ---               ---      (1,587)          (1,587)
                                 ------    -----     ------   -----    ----------   ---------------    --------    -------------
Balance at
  September 30, 1995                112      $ 1      9,437     $95       $58,607              ($39)     $6,831          $65,495
                                 ======    =====     ======   =====    ==========   ===============    ========    =============

        The accompanying notes are an integral part of these consolidated financial statements.


                                      (6)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 1       Basis of Presentation

     The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the nine months ended September 30, 1995 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in Clean Harbors' Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

NOTE 2       Significant Accounting Policies

(A) Net Income Per Common and Common Equivalent Share
     Net income per common and common equivalent share is based on net income less preferred stock dividend requirements divided by the weighted average number of common and common equivalent shares outstanding during each of the respective periods. Net loss per common share does not consider common stock equivalents in the weighted shares. Fully diluted net income per common share has not been presented as the amount would not differ significantly from that presented.

(B) Reclassifications
     Certain reclassifications have been reflected in the prior year financial statements to conform the presentation to that as of September 30, 1995.

NOTE 3       Acquisition of Incinerator

     On May 12, 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, a wholly-owned affiliate of Amoco Oil Company. The incinerator is subject to the final permit requirements under the federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and has a RCRA "Part B" license issued by the Nebraska Department of Environmental Quality ("NDEQ"). The incinerator is located on a 600 acre site, which includes a landfill for disposal of the ash from the incinerator. The Company acquired the Kimball facility for $5,550,000.

     Under RCRA, an owner or operator of a "Part B" licensed facility must provide financial assurance that funds will be available for closure of the facility, should the facility cease operation. An owner or operator may satisfy the requirements for financial assurance by using one of several mechanisms allowed under RCRA: a trust fund, surety bond, letter of credit, insurance, financial test, or corporate guarantee. The mechanism chosen by the Company is insurance which has been approved by NDEQ. The Company has obtained two insurance policies: one covers closure of the incinerator, and the other covers closure of the landfill and the post-closure costs of caring for the site after the landfill is closed. Each insurance policy has a 30 year term. Policy premiums through the year 2025 have been prepaid by the Company, as required by NDEQ, to eliminate the risk that the policy might be canceled for failure to pay premiums some time in the future. The Company has also deposited funds into an escrow account as collateral for the insurance policies, which is restricted for future payment of insurance claims. Funds in the escrow account remain the property of the Company and are invested in long-term, fixed-rate interest bearing securities held as restricted investments.

                                      (7)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  (Unaudited)

     As of September 30, 1995, the Company had paid $1,805,000 for the premium on the insurance policy for the incinerator, and had deposited $5,000,000 into the escrow account. The premium on the insurance policy for the landfill is $2,000,000, payable in two installments of $1,000,000 each, and the Company is obligated to deposit $650,000 into the escrow account. During the fourth quarter of 1995, the Company expects to make the deposit into the escrow account, and pay the first $1,000,000 premium installment; the second installment is payable in September 1996. The Company is also obligated to deliver to the insurance company a letter of credit in the amount of $750,000, which will increase by $250,000 each quarter until the balance of the letter of credit is $3,006,000, to provide additional collateral security under the two insurance policies.

NOTE 4       Financing Arrangements

     At December 31, 1994, the Company had a $35,000,000 revolving credit facility with three banks. In connection with the acquisition of the Kimball facility, the Company on May 8, 1995 entered into a new $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with another financial institution, which replaced the bank credit facility. The Loan Agreement provides for a $35,000,000 revolving credit portion (the "Revolver") and a $10,000,000 term promissory note (the "Term Note"). The Term Note is payable in 60 monthly installments, commencing June 1, 1995. Monthly principal payments are $166,667. The Revolver allows the Company to borrow $35,000,000 in cash, and allows the Company to have up to $20,000,000 in letters of credit outstanding. The combination of cash and letters of credit may not exceed $35,000,000 at any one time. The Revolver requires the Company to pay a line fee of one half of one percent on the unused portion of the line. The Revolver has a three-year term with an option to renew annually.

     At September 30, 1995, the balance of the Term Note was $9,333,000, the Revolver balance was $14,046,000, and the letters of credit outstanding were $7,595,000.

     The Loan Agreement allows for up to 80% of the outstanding balance of the combined Revolver and Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement is collateralized by substantially all of the Company's assets. The Loan Agreement provides for certain covenants including, among others, limitations on working capital and adjusted net worth. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. At September 30, 1995, the Company did not have the level of borrowing availability required in order to make principal and interest payments due within sixty days thereof, and it has obtained a waiver needed in order to make such payments.

                                      (8)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

REVENUES

      Revenues for the third quarter of 1995 were $54,398,000, up 2% as compared to revenues of $53,258,000 for the third quarter of the prior year. Revenues for the nine months of 1995 set a new Company record of $156,447,000, up 1% as compared to revenues of $154,226,000 for the first nine months of the prior year. During the first quarter of 1994, the Company received approximately $7,000,000 of revenue from its leading role in the cleanup of a large oil spill from a barge off the coast of Puerto Rico. Excluding the revenue from that event last year, the Company's base business grew approximately 6% from 1994 to 1995.

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


                                       Revenues By Product Line
                                       (in thousands; unaudited)
                                     Nine Months Ended September 30,
                                ------------------------------------------
 Type of Service                      1994                     1995
 ---------------                -----------------        -----------------
 Treatment and Disposal         $  60,827     39%        $  69,021     44%
 Field Services                    71,859     47            65,171     42
 CleanPacks                        21,540     14            22,255     14
                                  -------    ---           -------    ---
                                $ 154,226    100%        $ 156,447    100%

      Treatment and disposal services revenue in the first nine months of the year increased 13% from 1994 to 1995, reversing a two year period of declining revenue in this product line. The decline was due to a variety of secular trends impacting both price and volume: competitive industry pricing; continuing efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; and shipment by generators of waste direct to the ultimate treatment or disposal location. The Company has responded to these industry trends in several ways, primarily by modernizing the Company's facilities to offer more technologically advanced waste treatment alternatives, such as the Clean Extraction System in Baltimore and by acquiring treatment and disposal facilities that expand the Company's product lines. For example, during the first quarter of 1995, the Company completed the installation of an automated fuels blending operation at its Cincinnati waste treatment plant, which establishes the Company in the fuels blending business for the first time.

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

     During the third quarter of 1995, the Kimball treatment facility entered a new, expanded phase of operations as a result of two recent actions by Federal and State regulators. The United States Environmental Protection Agency ("EPA") authorized the facility to begin accepting wastes regulated by the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as the Superfund Act). The EPA authorization to begin accepting wastes regulated by CERCLA allows the Company to be directly involved in the safe treatment and disposal of wastes from Federal cleanup efforts including Superfund sites, a large portion of the incineration marketplace. Prior to obtaining CERCLA approval, the Kimball facility was limited to accepting hazardous wastes regulated by RCRA. RCRA waste materials are made up of the same constituents as CERCLA wastes, but are generated from various ongoing industrial operations rather than Federal cleanup activities at specific locations or Federal Superfund sites. In a separate action, the NDEQ approved the use of the facility's on-site landfill for disposal of ash residue as well as residues from the facility's air pollution control system. The facility now has all approvals necessary to fully use its waste disposal capacity.

     Since the incinerator is a new facility, many of the Company's customers will visit the facility for a comprehensive audit of its operations before they will approve the site for disposal of their hazardous waste. As a result, considerable time is needed to complete the audit and approval process before the Company can begin shipping waste to the facility. As of September 1995, over fifty large customers had audited and approved the facility, and approvals from another dozen customers were pending.

     Another major accomplishment was the receipt of a modified RCRA "Part B" license for the Company's expanded Chicago waste treatment facility, which brings together the people, technology, and capacity to satisfy customers' recycling, waste treatment, and field service needs in one integrated complex. However, the opening scheduled for the third quarter of 1995 was delayed while regulatory issues left-over from its previous ownership and use were resolved. On November 3, 1995 the Company was notified that all regulatory issues have been resolved. The Company began operations at the expanded facility on November 7, 1995.

                                     (10)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      Field services revenue in the first nine months of the year increased only slightly from 1994 to 1995, excluding the Puerto Rico oil spill revenue. CleanPack revenue in the first nine months of the year increased 3% from 1994 to 1995. While the Company has protected its market share in existing regions and established new business relationships in the newer regions, significant price competition has impacted revenue growth.

      At September 30, 1995, the Company had service centers and sales offices located in 24 states and Puerto Rico, and operated 12 waste management facilities, as compared to September 30, 1994, when the Company operated 10 waste management facilities and had service centers and sales offices located in 22 states and Puerto Rico. The following table sets forth, for the periods indicated, the Company's revenues by region, based upon the locations of its 26 service centers as of September 30, 1995.


                       Service Center Revenues By Region
                     For The Quarter and Nine Months Ended
                          September 30, 1995 and 1994
                           (in thousands; unaudited)

                         Quarter Ended           Nine Months
                      ------------------     ------------------
                      9/30/94    9/30/95       1994       1995
                      -------    -------     -------    -------
       Northeast      $23,012    $20,275     $60,931    $61,417

       Mid-Atlantic    15,689     17,317      53,673*    49,501

       Central          8,084      9,388      21,175     25,976

       Midwest          6,473      7,418      18,447     19,553
                      -------    -------     -------    -------
           Total      $53,258    $54,398    $154,226   $156,447

 -----------------
 * The Mid-Atlantic region includes the Company's service center in Puerto Rico, and the approximately $7,000,000 of revenue from the 1994 oil spill cleanup.

      The Company is expanding its service capabilities in the Gulf Coast and Southern regions of the United States. During 1995, the Company opened service centers in Georgia and Kentucky, and recently expanded its service centers in Colorado and Texas, by adding staff and equipment to support the increasing level of business in the newer regions. The Company expects to introduce new waste management capabilities in the Midwest region with the significant expansion of its Chicago facility. The Company also expects its revenues in all four regions and all three product lines to benefit from the acquisition of the Kimball incinerator.

                                     (11)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.

                                              Percentage Of Total Revenues
                                              ----------------------------
                                        Three months ended    Nine months ended
                                           September 30,         September 30,
                                        ------------------    -----------------
                                         1995        1994      1995       1994
                                         ----        ----      ----       ----
Revenues                                100.0%      100.0%    100.0%     100.0%
Cost of revenues:
  Disposal costs paid to third parties   13.7        13.6      15.1       12.5
  Other costs                            62.1        56.7      58.7       56.7
                                         ----        ----      ----       ----
  Total cost of revenues                 75.8        70.3      73.8       69.2
Selling, general and administrative
  expenses                               18.9        17.6      19.0       18.7
Depreciation and amortization
  of intangible assets                    4.7         4.8       4.8        5.0
Income from operations                    0.6         7.2       2.3        7.0

Other Data:
----------
Earnings Before Interest, Taxes,
 Depreciation and Amortization
 (EBITDA) (in thousands)               $2,878      $6,425   $11,227    $18,560


COST OF REVENUES

     One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs increased to 15.1% of revenue in the first nine months of 1995 from 13.1% of revenue in the first nine months of 1994 (calculated excluding revenue from the Puerto Rico oil spill, which had no outside disposal costs). This was a factor which supports the Company's decision to acquire the Kimball incinerator, in order to reduce the Company's reliance on third-party disposal outlets, and capture the gross margin being paid to vendors. The Company has begun cost savings plans to reduce operating costs as a percentage of revenue during 1996.

                                      (12)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Since the Kimball incinerator is a new facility, and a recent entrant to the incineration marketplace, volumes are growing slowly due to the time required for customers to audit and approve the facility and begin shipping waste to it. As a result, the incinerator experienced a loss from operations of approximately $2,100,000 during the second and third quarters of 1995. The Company expects the volumes of waste processed to increase during the remainder of 1995 and into 1996, now that CERCLA approval has been obtained and the on-site landfill is in operation. In addition, the delay in opening the expanded Chicago waste treatment facility resulted in an approximately $300,000 negative impact on operating results during the third quarter of 1995 as a result of promotional advertising and hiring new employees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     During the first nine months of 1995, the Company established a sales presence in Alabama, California, Colorado, and Florida and spent considerable sums of money on building marketing campaigns for the Kimball incinerator and the expanded Chicago waste treatment facility. As a result of the Company's strategy to expand geographically, by adding sales offices and service centers in the southern and western parts of the United States, and to add product lines, such as the Kimball incinerator, its sales expenses have increased. Although there continues to be increased costs associated with the expansion efforts, the Company has implemented cost savings programs which have to some extent offset these growth related expenditures. The Company anticipates 1996 selling, general and administrative expenses to remain flat with the 1995 level.

INTEREST EXPENSE

     Interest expense increased during the first nine months of 1995 as a result of an increase in the Company's average cost of capital, due to its decision last year to reduce its reliance on floating rate bank debt through the issuance of $50,000,000 of 12.50% Senior Notes in August of 1994, and an increase in total long-term debt, due to the costs of the acquisition of the Kimball incinerator and the expansion of the Chicago facility. No interest was capitalized during the first nine months of 1995 or 1994.

INCOME TAXES

     The effective income tax rate for the three and nine months ended
September 30, 1995 was 41% and 43% respectively, as compared to 43% and 45% for the comparable periods of 1994. The Company expects its effective income tax rate for the year 1995 to be approximately 39%. The rate fluctuates depending on the amount of income before taxes, as compared to the fixed amount of goodwill and other non-deductible items.

                                     (13)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's future operating results may be affected by a number of factors, including the Company's ability to: continue to implement the treatment and disposal reengineering program; utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory while expanding its product offerings into other markets; integrate additional hazardous waste management facilities, such as the Kimball incinerator and the expanded Chicago facility; realize benefits from cost reduction programs; and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers and others which may be opened in the future.

     The future operating results of the Kimball incinerator may be affected by factors such as its ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market. The Company expects to return to profitability during 1996, when various cost control and profit improvement actions take hold, the Kimball incinerator improves profitability, and its expanded Chicago facility starts receiving waste from customers.

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

FINANCIAL CONDITION AND LIQUIDITY

     The Company has financed its operations and capital expenditures primarily by cash flow from operations and additions to long-term debt. Cash provided by operations, before changes in current assets and current liabilities, was $5,894,000 for the nine months ended September 30, 1995, as compared to $10,809,000 for the nine months ended September 30, 1994.

     During the nine months ended September 30, 1995, the Company spent $5,998,000 on additions to plant and equipment and construction in progress, and $5,550,000 on the acquisition of the Kimball incinerator, as compared to the same period of the prior year when its capital expenditures were $3,234,000. In addition, the Company spent $6,805,000 for the financial assurance policies associated with the acquisition. See Note 3 to the Consolidated Financial Statements in this report for a description of the costs of the incinerator acquisition.

                                     (14)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     During the nine months ended September 30, 1995, net additions to long-term debt were $14,942,000, as compared to the same period of the prior year when net reductions in long-term debt were $9,132,000. The Company anticipates that its capital expenditures for the remainder of 1995 will be approximately $1,000,000 to $1,500,000, including improvements expected to be made at the Kimball facility. The Company expects to finance these requirements through cash flow from operations and funds drawn under its $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") described in
Note 4 to the Consolidated Financial Statements in this report.

     The Loan Agreement terms include a borrowing limit, which fluctuates depending on the level of accounts receivable which secure the Loan Agreement. The borrowing availability within each month will fluctuate significantly depending on the level of business activity, when during the month the bills are sent, the resulting amount of accounts receivable, and the usage of letters of credit. The Loan Agreement terms allow the Company to make regularly scheduled payments of principal and interest on its other indebtedness for borrowed money (including leases), to pay dividends in cash on its preferred stock, to prepay such debt or redeem such preferred stock, and to make acquisitions of other companies, provided that on each of the sixty consecutive days prior thereto, and after giving effect thereto, the Company shall maintain borrowing availability in excess of $4,500,000.

     The Company has been taking steps to obtain $10,000,000 of tax-exempt revenue bond financing through the State of Nebraska to pay for a portion of the costs of the Kimball facility, including the premiums on the financial assurance policies, as well as the costs of improvements to the facility. On August 25, 1995 the proposed bond issuer, the Nebraska Investment Finance Authority ("NIFA"), granted final approval to the issuance of the bonds. However, the financing has been delayed while the Company, NIFA, and the placement agent for the bonds negotiate certain language included in the offering documents at the request of NIFA, which is currently involved in litigation relating to a default on bonds NIFA issued in 1986, which is unrelated to the Company.

     The placement agent has advised the Company that the bond issue cannot proceed unless the language requested by NIFA is modified to meet the demands of the marketplace for tax-exempt financing. Approximately $9,300,000 of the bond proceeds were expected to be used to reimburse the Company for a portion of the costs of the Kimball facility. The Company planned to use the $9,300,000 to reduce the indebtedness outstanding under the Loan Agreement. As a result of the delay in receiving the proceeds of the tax-exempt bond issue, and the Company's significant capital expenditures during the first nine months of 1995, its liquidity has been reduced below the $4,500,000 level expected to be maintained under the provisions of the Loan Agreement described above.

                                     (15)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     On October 31, 1995, the Company paid the first of five equal annual principal installments of $1,000,000 due on its 10% Senior Convertible Notes. The Company expects to pay on November 15, 1995 the semi-annual interest due on its $50,000,000 12.50% Senior Notes. In anticipation of making those payments, the Company requested that its lender waive compliance with the Loan Agreement covenant requiring $4,500,000 of excess availability, which was granted on October 27, 1995. The Company believes that sufficient funding will be available under the Loan Agreement to allow time for the tax-exempt bond issue to be completed or alternative plans to be made. Although the Company's liquidity will be constrained after making those payments, the Company believes it has adequate liquidity, since its operations are expected to produce cash flow in excess of the amounts required to finance its operations and its capital expenditures for the remainder of 1995. It is expected that capital expenditures in 1996 will be substantially lower than those incurred in 1995.

     Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the October 15, 1995 dividend in common stock. The market value of the common stock as of the October 1, 1995 record date of such dividend was $3.8375. Accordingly, on October 12, 1995 the Company issued 29,187 shares of common stock to the holders of the preferred stock. The Company anticipates that the preferred stock dividends payable through 1996 will be paid in common stock.

                                     (16)

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

     As reported in the Form 10-K, an action was filed during August 1990 in the New York Supreme Court, Albany County, in connection with the accidental death of a Company employee who was working on the Hudson River in September 1989 while responding to an oil spill. The complaint sought $10,000,000 under the federal Longshoremen's and Harborworker's Compensation Act (the "Jones Act"). The Company sought to dismiss the Jones Act claims on the grounds that the employee was not a "seaman" within the meaning of the Jones Act and that the case was governed by the New York workers' compensation statute. In March 1994, the trial court judge granted the Company's motion for a summary judgment that the Jones Act does not apply. The decision was appealed to the Supreme Court Appellate Division, which on August 31, 1995 upheld the trial court decision. The time period for filing an appeal to the Court of Appeals has expired. The effect of the decision is that any recovery will be limited by workers' compensation, for which the Company has adequate insurance coverage.

     As reported in the Form 10-K, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes at 19 state and federal Superfund sites. One of the sites discussed in the Form 10-K is the Strasburg Landfill site in Pennsylvania. In July 1995 the PRP group received a reply from the EPA, which declined to accept the good faith offer submitted by the nine PRPs in January 1993. The EPA advised the PRP group that it planned to utilize Superfund monies to design and implement the remedy specified in the Record of Decision for the site, and initiate a cost recovery action for its past costs in the amount of approximately $5,800,000. In their October 1995 response to the EPA, the PRPs have indicated their willingness to accept the EPA's offer to engage in alternative dispute resolution to settle the claim for past costs.


Item 2 - Changes in Securities
------------------------------

     None


Item 3 - Defaults Upon Senior Debt
----------------------------------

     None


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None


Item 5 - Other Information
--------------------------

     None

                                     (17)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A)     Exhibit 11 - Computation of Net Income per Share.

       Exhibit 27 - Financial Data Schedule.

B)     Reports on Form 8-K - None

                                     (18)

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



                                          Clean Harbors, Inc.
                                          -------------------------
                                          Registrant





    Dated:  November 14, 1995             By:  /s/ Alan S. McKim
                                          ---------------------------------
                                          Alan S. McKim
                                          President and
                                          Chief Executive Officer





    Dated:  November 14, 1995             By:  /s/ Stephen H. Moynihan
                                          -------------------------------
                                          Stephen H. Moynihan
                                          Chief Accounting Officer


                                     (19)