Form 10-K
period 1995-12-31
CLEAN HARBORS INC
filed 1996-03-28
CIK 822818

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION MARCH 28, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                          COMMISSION FILE NO. 0-16379

                              CLEAN HARBORS, INC.
            (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                             04-2997780
    (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation or organization)

            325 WOOD ROAD,                                02184
       BRAINTREE, MASSACHUSETTS                        (Zip Code)
    (Address of principal executive
               offices)

                           (617) 849-1800 EXT. 4454
                       (Registrant's telephone number):

   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                               $.01 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [_]

  On February 1, 1996, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $17,569,599. Reference is made to Part III of this report for the assumptions on which this calculation is based.

  On March 14, 1996, there were outstanding 9,567,547 shares of Common Stock, $.01 par value.
                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's definitive proxy statement for its 1996 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 1996) are incorporated by reference into part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), provides a wide range of industrial waste management services to a diversified customer base across the United States. The Company was incorporated in Massachusetts in 1980. The principal offices of the Company are located in Braintree, Massachusetts.

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

  The Company currently maintains a network of service centers and sales offices located in 24 states and Puerto Rico, and operates 12 waste management facilities. The service centers interface with the customers, and perform a variety of environmental remediation and hazardous waste management activities, utilizing the waste management facilities to store, treat and dispose of waste. The Company also provides analytical testing and engineering services which complement its primary services and permit it to offer complete solutions to its customers' complex environmental requirements. The Company's principal customers are chemical, petroleum, transportation, utility and industrial firms, other waste management companies and government agencies.

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

  Increased Utilization of Waste Management Facilities. The Company currently has 12 waste management facilities which represent a substantial investment in permits, plants and equipment. These facilities provide the Company with significant operating leverage. There are opportunities to expand capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, the Company can expand the range of treatment services which it offers to its customers without the large capital investment necessary to acquire or build new waste management facilities. The Company believes that permits for new industrial waste management facilities will become increasingly difficult to obtain, thereby placing new entrants and weaker competitors at a disadvantage.

  Sales Office/Service Center Expansion. The Company opens sales offices in attractive target markets in order to expand the Company's service areas. Sales personnel focus on selling Transportation, Treatment, Disposal and CleanPack services to the local market, with operational support from the District Logistics Office located closest to the "new" market area. The District Logistics Office is responsible for delivering disposal and CleanPack services to the "new" market area by utilizing existing capacity in the transportation fleet by utilizing backhauls from existing routes. As demand at a particular sales office reaches a sufficient level for Field Services, Emergency Response or Remedial work, the sales office can be upgraded to a service center by the addition of service personnel and equipment. The Company's sales offices and service centers direct waste into the Company's waste management facilities. This allows the Company to expand its service areas with low risk capital investment and to maximize throughput with minimal incremental cost by obtaining additional wastes to be handled by the Company's service centers and waste management facilities.

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

  In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska, to incinerate liquid and solid wastes which are not suitable for treatment in the CES. These actions to develop new waste management services are expected to reduce the Company's dependence on outside disposal vendors.

  In November 1995, the Company entered into a Reciprocal Marketing and Business Development Agreement with Rochem Separation Systems, Inc. ("Rochem"), the California based subsidiary of Rochem, A.G., owner of the patented disc tube membrane module reverse osmosis system known as DTM ("DTM"). Rochem holds the exclusive U.S. rights to market and sell DTM, which is compatible with Clean Harbors' Clean Extraction System ("CES") Technology. Under the terms of the Agreement, Rochem and Clean Harbors will jointly market, sell, install and support or operate DTM and CES technology to customers throughout the United States. Clean Harbors also has the right to negotiate an exclusive license with Rochem for new applications of DTM technology developed during the term of the Agreement.

  Capitalization on Industry Consolidation. The Company believes that its large industrial customers will ultimately require a comprehensive range of waste treatment capabilities, field services, industrial maintenance services and emergency response services to be provided by a select number of service providers. This trend will put smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to its customers' needs, the Company has increased the range of waste management services it offers and has followed a strategy of acquiring companies in existing, contiguous and new market areas. Since its formation in 1980, the Company has completed 14 acquisitions which have significantly expanded the Company's market share. Acquisitions within the Company's existing areas of operation serve to capture incremental market share, while geographic expansion creates new market opportunities. The Company continues to investigate and discuss other potential acquisitions of permitted facilities in order to enhance service to its existing customer base and expand its customer base to include new regional customers as well as waste generators with operations in several regions.

ACQUISITIONS

  The Company has made seven acquisitions since January 1, 1989. The Company also recently expanded its Chicago waste management facility onto an adjoining site formerly occupied by Chemical Waste Management, Inc., which will allow the Company to offer new waste treatment services in the Midwest region.

   DATE OF
 ACQUISITION                    ACQUISITION                      PURCHASE PRICE
 ----------- -------------------------------------------------   --------------
    1989     ChemClear Inc., a publicly-traded company in the
             business of treating liquid and semi-liquid
             hazardous and nonhazardous industrial wastes at
             treatment plants in Baltimore, Maryland;
             Cleveland, Ohio; Chicago, Illinois; and Chester,
             Pennsylvania                                        $27.6 million
    1989     Murphy's Waste Oil Service, Inc., the operator of
             a waste oil treatment and storage facility in
             Woburn, Massachusetts                               $0.2 million
    1992     Connecticut Treatment Corporation, the operator
             of a hazardous waste storage and treatment
             facility in Bristol, Connecticut                    $2.4 million
    1992     Mr. Frank, Inc., a Chicago-based transportation
             and environmental services company serving
             industrial companies primarily in Illinois,
             Indiana and Michigan                                $2.2 million
    1993     Spring Grove Resource Recovery, Inc., the
             operator of a hazardous waste storage and
             treatment facility in Cincinnati, Ohio              $7.0 million
    1994     The assets of a hazardous and nonhazardous oil
             reclamation facility located near Richmond,
             Virginia                                            $0.4 million
    1995     The assets of a newly constructed hazardous waste
             incinerator located in Kimball, Nebraska            $5.2 million

  Prior to closing any acquisition, the Company attempts to investigate thoroughly the current and contingent liabilities of the company or assets to be acquired, including potential liabilities arising from noncompliance with environmental laws by prior owners for which the Company, as a successor owner, might become responsible. The Company also seeks to minimize the impact of potential liabilities by obtaining indemnities and warranties from the sellers which may be supported by deferring payment of or by escrowing a portion of the purchase price. See "Legal Proceedings" below for a description of the indemnities which the Company has received in connection with past acquisitions.

                       SERVICES PROVIDED BY THE COMPANY

SERVICES

  The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes ("Treatment and Disposal"); field services provided at customer sites ("Field Services"); and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPacks"). The Company markets these services on an integrated basis and, in many instances, services in one area of the business support or lead to a project undertaken in another area.

  In addition to these three principal services, the Company also provides technical services such as analytical testing and engineering services and personnel training. Such technical services primarily support the Company's principal services, although technical services are also offered to a limited extent on a stand-alone commercial basis.

  The Company currently maintains a network of 12 waste management facilities, complemented by service centers, district logistic office and sales offices in 24 states and Puerto Rico. The service centers and sales offices accommodate sales personnel who develop and maintain contact with the Company's customers. Customers are generally covered by "Agents of Business" (Account Managers, CleanPack and Field Specialists, inside

Service Representatives) who are responsible for order taking, handling customer inquiries and other administrative tasks. Account managers utilize the expertise of product specialists in order to evaluate the scope of a potential job, quote a job and ultimately detail the work order, including personnel and equipment necessary to complete the job. The service centers and logistic offices also serve as depots for the specialized equipment and trained technical personnel which respond to customers' waste management requirements. The Company utilizes a "hub and spoke" organization where service centers, logistic offices and sales offices feed waste disposal business into the Company's 12 waste management facilities. Waste which cannot be treated at those facilities is sent to other final disposal sites.

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

 TREATMENT AND DISPOSAL

  The Company transports, treats and disposes of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other waste management companies and governmental entities. The wastes handled include substances which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. Waste types processed or transferred in drums or bulk quantities include:

  .flammables, combustibles and other organics,
  .acids and caustics,
  .cyanides and sulfides,
  .solids and sludges,
  .industrial wastewaters,
  .items containing PCBs, such as utility transformers and electrical light ballasts,
  .medical waste,
  .other regulated wastes, and
  .nonhazardous industrial waste.

  The Company receives a detailed waste profile sheet prepared by the customer to document the nature of the customer's waste. A representative sample of the delivered waste is screened to ensure that it conforms to the customer's waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible groups are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer's waste at the Company's facility, a unique computer "bar code" identification character is assigned to each container of waste, enabling the Company to use sophisticated computer systems to track and document the status, location and disposition of the waste.

  Wastewater Treatment. The Company's treatment operations involve processing hazardous wastes through the use of physical, chemical, thermal or other methods. The solid waste materials produced by these wastewater processing operations are then disposed of off-site at facilities owned and operated by unrelated businesses.

  The Company treats a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

  .acids and caustics,

  .ammonias, sulfides, and cyanides,
  .heavy metals, ink wastes, and plating solutions, .landfill leachates and scrubber waters, and .oily wastes and water soluble coolants.

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

  Thermal Treatment. Thermal treatment refers to processes that use high temperature combustion the principal means of waste destruction. In May 1995, the Company acquired a newly constructed, state-of-the-art hazardous waste incinerator in Kimball, Nebraska, which uses a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. The Company also operates an incinerator at its Braintree facility which was previously used to destroy medical waste. In late 1991, approvals were granted to allow the Braintree incinerator to destroy nonhazardous wastes which were previously sent to landfills or municipal incinerators. It also generates steam which is used in steam distillation equipment for reclaiming solvents. Other waste residues are incinerated in off-site facilities, such as the Nebraska hazardous waste incinerator, and in similar facilities owned and operated by other companies.

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

  Organic liquids and solids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for cement kilns, industrial furnaces and other high-efficiency boilers. The Company has installed fuels blending equipment at its Chicago and Cincinnati plants to prepare these supplemental fuels. The Company has established relationships with a number of supplemental fuel users that are licensed to accept the blended fuel material. Although the Company pays a fee to the users who accept this product, this disposal method is substantially less costly than other disposal methods.

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

  Disposal. After treatment of industrial wastes at the Company's facilities, the hazardous waste residues (such as sludges) which remain after such treatment are disposed of in facilities operated by third parties. The Company also arranges for the disposal of its customers' hazardous wastes which cannot be treated at Company-owned facilities. Wastes which cannot be disposed of in the Nebraska hazardous waste incinerator, which the Company acquired in May 1995, are sent to other incinerators, landfills, and disposal facilities operated by third parties. These arrangements are typically made before the Company accepts waste. Although the Company's transfer facilities are licensed to store waste, such storage is typically for a short period of time before the waste is sent for ultimate disposal. On occasion, a service center may also arrange to ship a customer's waste directly to another disposal company, such as a landfill or incinerator, if the size of the waste shipment or its characteristics are such that the waste does not need to pass through one of the Company's own waste management facilities. As the volume of waste handled by the Company has grown, the Company has negotiated favorable disposal arrangements with numerous companies. The Company is not dependent on any one disposal company, and the loss of any particular outlet for disposal of waste would not have a material impact on the Company.

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

  Project Management. An increasingly important area of the Company's operations is the management of complex environmental remediation projects. These projects may include surface remediation, groundwater restoration, site and facility decontamination, and emergency response. An interdisciplinary team of managers, chemists, engineers, and compliance experts design and implement result-oriented remedial programs, incorporating both off-site removal and on-site treatment, as needed. The remedial projects group functions as a single source management team, relieving the customer of the administrative and operational burdens associated with environmental remediation. As a full-service environmental services company, providing waste transportation and disposal, field services, industrial maintenance and CleanPack services, the Company eliminates the need for multiple subcontractors.

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

  Emergency Response. The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. The Company has established specially trained emergency response teams which operate on a 24-hour basis from service centers covering 24 states and Puerto Rico. Many of the Company's remediation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

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

 CLEANPACKS

  The Company provides specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes. Such chemicals and wastes are put into CleanPacks, which are packages smaller than a 55-gallon drum, generally less than five gallons or 50 pounds. The Company offers generators of CleanPack quantity waste the same economical and environmentally sound disposal services that have been offered for years to large industrial generators. The CleanPack operation services a wide variety of customers, including:

  .engineering and research and development divisions of industrial companies,
  .college, university and high school labs, .EPA labs and Veterans Administration facilities, .hospitals and medical care labs,
  .state and local municipalities, and
  .tens of thousands of residents through household hazardous waste collection days.

  The Company provides a team of qualified personnel with science degrees and special training to collect, label and package waste at the customer's site. CleanPacks are then transported to one of the Company's facilities for consolidation into full-size containers, which are then sent for further treatment or disposal as part of the Company's treatment and disposal services described above. As described above, disposal options include reclamation, fuels blending, incineration, aqueous treatment, and a secure chemical landfill.

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

  Engineering and Analytical Services. The Company provides technical support services to complement its primary service lines. For example, if the Company is engaged to perform an entire environmental remediation project, it will first perform a site or situation assessment. A site assessment begins with the determination of the existence of contamination. If present, the nature and extent of the contamination is defined by gathering samples and then analyzing them in order to establish or verify the nature and extent of the contaminants. The Company's engineering staff then develops, evaluates and presents alternative solutions to remedy the particular situation. Often treatment systems are completely designed, engineered and fabricated by the Company in house. It then implements the mitigation and decontamination program mutually selected by the customer and the Company.

  These services are also provided if a customer requires an analysis with respect to certain material, or if a customer is searching for an appropriate solution to an environmental problem or if an environmental assessment is required to allow a transfer of property.

  The Company operates an EPA-qualified and state-certified analytical testing laboratory in Braintree, Massachusetts which tests samples provided by customers to identify and quantify toxic pollutants in virtually every component of the environment. The laboratory staff evaluates the properties of a given material, selects appropriate analytical methods, and executes a laboratory work plan that results in a comprehensive technical report. In early 1996, the Company relocated the laboratory from its headquarter offices to its waste handling facility in Braintree.

  The Company also maintains laboratories at its waste management facilities to identify and characterize waste materials prior to acceptance for treatment and disposal, and operates mobile laboratory facilities for field use in emergency response and remedial action situations.

  Personnel Training. The Company provides comprehensive personnel training programs for its own employees and those of its customers on a commercial basis. Such programs are designed to promote safe work practices under potential hazardous environmental conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under the federal Resource Conservation and Recovery Act of 1976 ("RCRA") and the federal Occupational Safety and Health Act ("OSHA"). The Company's Technical Training Center at its Kingston, Massachusetts facility includes a 2,000 gallon tank for confined space entry, exit, and extraction, an air-system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA Hazardous Waste and Emergency Response Standard.

CUSTOMERS

  The Company's sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company's services. The Company's customer list includes many of the largest United States industrial companies. In addition, the Company's customers include most of the major utilities in the Northeast and Mid-Atlantic regions. The Company's customers are primarily chemical, petroleum, transportation, utility and industrial firms, other waste management companies and government agencies. Management believes that the Company's diverse customer base, in terms of number, industry and geographic location, as well as its large presence in New England, provide it with a recurring stream of revenue. The Company estimates that in excess of 80% of its revenues are derived from previously served customers with recurring needs for the Company's services. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

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

COMPLIANCE/HEALTH & SAFETY

  The Company regards compliance with applicable environmental regulations as a critical component of its overall operations, both from the standpoint of the health and safety of its employees and as a service to its customers. The Company strives to maintain the highest professional standards in its compliance activities; its internal operating requirements are in many instances more stringent than those imposed by regulation. The Company's compliance program has been developed for each of its operational facilities and service centers under the direction of the Company's corporate compliance and health and safety staff. The compliance staff is composed of approximately 45 full-time employees who are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. The Company also performs periodic audits and inspections of the disposal facilities of other firms utilized by the Company.

  The Company's treatment, storage and recovery facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although the Company's facilities have been cited on occasion for regulatory violations, the Company believes that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full-time compliance or health and safety representative to oversee the implementation of the Company's compliance program at the facility or service center. These highly-trained regulatory specialists are independent from operations and report to corporate compliance and health & safety directors, who in turn report directly to the Chief Executive Officer.

MANAGEMENT OF RISKS

  The Company follows a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers' ongoing regulatory responsibilities. This program includes installation of risk management systems at the facilities, such as fire suppression, employee training, environmental auditing, and policy decisions restricting the types of wastes handled. The Company evaluates all revenue opportunities and declines those which it believes involve unacceptable risks. The Company avoids handling high-hazard waste such as explosives, and frequently utilizes specialty subcontractors to handle any such materials when discovered at a job site.

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

INSURANCE

  The Company's present insurance programs cover the potential risks associated with its multifaceted operations from two primary exposures: direct physical damage and third-party liability. The Company maintains a casualty insurance program providing coverage for vehicles, workers' compensation, employer's liability, and comprehensive general liability in the aggregate amount of $30,000,000 per year, subject to a retention of $250,000 per occurrence, except on general liability where the retention is $500,000 per occurrence. The workers' compensation limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program.

  The Company has pollution liability insurance policies covering the Company's potential risk in three areas: as a contractor performing services at customer sites; as a transporter of waste; and while it handles waste at the Company's facilities. The Company has contractor's liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate, covering off-site remedial activities and associated liabilities. Lloyds of London provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $29,000,000. This Lloyds of London policy covers liability in excess of $1,000,000 for pollution caused by sudden and accidental occurrences during transportation of waste and at the Company's facilities, from the time waste is picked up from a customer until its delivery to the final disposal site. The Company's $30,000,000 excess automobile liability insurance provides additional coverage for any in-transit pollution losses from accidents over and above the Lloyds of London coverage, so that it has a total of $59,000,000 of in-transit coverage.

  Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste. In 1989, the Company established a captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write professional liability and pollution liability insurance for the Company and its operating subsidiaries. RCRA and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate per year for sudden occurrences and $3,000,000 per occurrence and $6,000,000 in the aggregate per year for non-sudden occurrences. Currently, the Company uses its captive insurance company to provide (i) the first $1,000,000 of insurance against liability from sudden occurrences at its facilities, with the excess coverage provided by Lloyds of London, and (ii) the full policy limits of insurance for non-sudden occurrences.

  Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance that certain funds will be available for closure and post closure care of those facilities, should the facility cease operation. For example, closure would include the cost of removing the waste stored at a facility which ceased operating, and sending the material to another company for disposal. The Company utilizes its captive insurance company to provide such financial assurance for the waste management facilities it currently owns, with the exception of the Kimball incinerator which has closure insurance provided by a commercial insurer.

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

COMPETITION

  The Company competes with numerous large and small companies, each of which is able to provide one or more of the industrial waste management services offered by the Company and some of which have access to greater financial resources. The Company believes it offers a more comprehensive range of industrial waste management services than its competitors in major portions of its service territory. The Company also believes that its ability to market and provide its services on an integrated basis constitutes a significant competitive advantage for the Company.

  The Company's competitive position with respect to its treatment and disposal services is enhanced by the proximity of its facilities to hazardous waste generators and the barriers to market entry provided by capital and licensing requirements. However, treatment, recovery and disposal operations are conducted by a number of national and regional waste management firms. The Company believes that physical proximity of treatment and disposal facilities, comprehensiveness of services, safety, quality and efficiency of services, and pricing are the most significant factors in the market for treatment and disposal services.

  In field services, the Company's competitors include major national and regional environmental services firms which have environmental remediation staffs. The availability of skilled technical professional personnel, quality of performance, diversity of services and, to a certain extent, price, are the key competitive factors.

EMPLOYEES

  As of February 1, 1996, the Company employed 1,438 people on a regular basis. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

  The properties of the Company consist primarily of its 12 waste management facilities and 17 service centers, various environmental remediation equipment, and a fleet of approximately 1,000 registered pieces of transportation equipment. Most service center locations are leased, and occasionally move to other locations as operations grow and space requirements increase. The 12 waste management facilities are described below. All of these facilities are owned by the Company, except (i) the Chicago hazardous waste management facility which is leased under a lease which (with extensions) expires September 2020, (ii) the Woburn, Massachusetts waste oil treatment and storage facility which is leased under a lease which (with extensions) expires February 2004, and (iii) the Virginia waste oil treatment and storage facility which is leased under a lease which (with extensions) expires February 2002.

  Hazardous Waste Management Facilities. The Company currently maintains nine hazardous waste management facilities at which it processes, treats and temporarily stores hazardous wastes for later resale, reuse or off-site treatment or disposal. Every facility that treats, stores or disposes of hazardous wastes must obtain a license from the federal EPA or an authorized state agency and must comply with certain operating requirements. See "Environmental Regulation-Federal Regulation of Hazardous Waste" below for a description of licenses issued under the RCRA. All nine hazardous waste management facilities are subject to RCRA licensing. Eight of the nine facilities have been issued RCRA Part B licenses, one of which is under appeal.

  Two of the facilities described above are waste oil treatment and storage facilities which are subject to RCRA licensing because some petroleum products, such as gasoline, are considered hazardous waste under federal law or are located in a state which regulates waste oil as a hazardous waste. In order to handle a variety of waste oil and petroleum products and support its field service activities in the Northeast and Mid-Atlantic regions, the Company has obtained RCRA licenses for those two facilities.

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

  Braintree, MA. The Braintree facility is located just south of Boston. The facility is primarily engaged in drummed waste processing and consolidation, solvent recovery, transformer decommissioning, PCB storage and processing, blending of waste used as supplemental fuel by industrial furnaces, pretreatment of waste to stabilize it before it is sent to landfills, and incineration of small quantities of nonhazardous waste. The facility continues to operate under a state Interim Hazardous Waste Facility License issued by the Massachusetts Department of Environmental Protection ("DEP") in 1981. The Company acquired the facility in 1985. In June 1992, the DEP approved the Company's application for a final Hazardous Waste Facility License, and issued a final Part B license for a five-year term. The Town of Braintree and two adjoining communities have appealed the DEP's decision to issue the final Part B license, and requested an adjudicatory hearing before the DEP, which is the normal appeal process. The appeal is an administrative proceeding before the DEP, and the facility will continue to operate normally pursuant to its state license and Interim Status authority under RCRA while the DEP considers the appeal. In the fall of 1995 the two adjoining communities withdrew their appeals. The Company is confident the review will result in confirmation of the license as granted. The authority from the federal EPA to handle PCBs is not impacted by the towns' appeal of the Part B license.

  Natick, MA. The Natick, Massachusetts facility is located just west of Boston. Its primary services are collecting CleanPacks and repackaging the small quantities of laboratory and household chemicals into 55-gallon drum quantities, consolidating wastes for shipment to other Company facilities or third parties for further treatment or disposal, and serving as a transfer station for the Northeast region. The facility has a state Hazardous Waste Facility License (the state equivalent of a Part B license), which was renewed in October 1994 for a five-year term. The facility is also authorized by the federal EPA to handle PCBs.

  Chicago, IL. The Chicago, Illinois facility is located on the south side of Chicago, on Lake Calumet. It provides treatment of nonhazardous and hazardous industrial wastewaters, drummed waste processing and consolidation, and transfer and repackaging of laboratory chemicals into CleanPacks. In November 1993, the Illinois EPA issued a Part B license for a ten-year term, which significantly expanded the waste handling and storage capacity of the facility. In November 1995, the permit was modified to include the assets acquired from ChemWaste Management, Inc. ("ChemWaste"). The new license increased drum storage capacity and allows handling of material destined for blending of waste used as supplemental fuel by industrial furnaces, pretreatment of waste to stabilize it before it is sent to landfills, and rail shipment of hazardous and nonhazardous waste.

  As an alternative to making the needed improvements to its own site, the Company in November 1995 acquired assets from ChemWaste on an adjoining leased site, together with the existing improvements, in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the adjoining site. The existing improvements on the ChemWaste site, and those improvements recently constructed on the site by the Company, will allow the Company to develop new product lines not currently handled at the Company's existing facility. Under the sharing arrangement with ChemWaste, the Company could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. In addition, the Company entered into a five year disposal services agreement with Chemical Waste Management in connection with the acquisition of the assets on the adjacent site. Pursuant to the terms of the disposal services agreement, the Company has agreed to use best efforts to deliver waste materials to ChemWaste facilities for disposal subject to certain customer preferences, scheduling and other considerations.

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

  Baltimore, MD. The Baltimore, Maryland facility is located adjacent to Interstate 95 in central Baltimore. It provides treatment of nonhazardous and hazardous industrial aqueous wastes, drummed waste processing, pretreatment of waste to stabilize it before it is sent to landfills, and transfer of CleanPacks. It is the only commercial hazardous waste treatment facility in Maryland. The facility has a state Controlled Hazardous Substances permit (the state equivalent of a Part B license), which was issued in 1987. In 1990, the Company received a permit modification to expand the range of waste streams the facility can accept and to install the CES, which allows the facility to treat a wide range of hazardous wastewaters contaminated with gasoline, chlorinated solvents and many other organic contaminants, which were formerly sent to other companies for incineration. In 1992, the Maryland Department of the Environment issued a new Controlled Hazardous Substances permit for a three-year term, which significantly expanded the waste handling and storage capacity of the facility. The new permit also allows handling of CleanPacks and material destined for fuels-blending, pretreatment of waste to stabilize it before it is sent to landfills, and rail shipment of hazardous and nonhazardous waste. In June, 1995 the Company submitted a permit renewal application which allows operations to continue until the renewal application is approved.

  Bristol, CT. In July 1992, the Company acquired Connecticut Treatment Corporation, located in Bristol, Connecticut, approximately 20 miles southwest of Hartford. It provides hazardous wastewater treatment, drummed waste processing and consolidation, and transfer of CleanPacks. This facility also offers two specialized services: equipment "de-manufacturing," such as dismantling outdated computers, and treatment of special categories of hazardous wastewaters known as "listed" wastewaters resulting from industrial processes such as electroplating.

  The Bristol facility has a Part B license issued by the federal EPA and the Connecticut Department of Environmental Protection. The license was issued in 1987 and expired in 1991. A new license was applied for and the facility continued to operate while the EPA and DEP reviewed the renewal application. The Company also applied for approval to expand the number of hazardous waste codes allowed to be handled, expand container storage capacity from 1,000 drums to 3,500 drums, and add eight tanks for storage of sludge and stabilization materials. In April 1995, the DEP issued a renewal of the license, with the additions requested by the Company. The term of the license is five years.

  The Bristol facility also treats hazardous industrial wastewater, and has a permit to discharge to the publicly owned sewage treatment works an average of 50,000 gallons per day of treated water. These treatment activities are licensed by the Connecticut DEP pursuant to the Clean Water Act, and are not subject to Part B licensing requirements. In 1990 the Company's predecessor applied for renewal and modification of its Clean Water Act license, to allow construction of additional tanks for wastewater treatment and installation of new wastewater treatment technologies, such as reverse osmosis and ultrafiltration. The discharge limit would remain at 50,000 gallons average per day. In April 1995, a 5 year permit renewal was issued by DEP.

  Cincinnati, OH. In February 1993, the Company acquired Spring Grove Resource Recovery, Inc. ("Spring Grove"), located north of downtown Cincinnati, Ohio. It provides hazardous wastewater treatment, drummed waste processing and consolidation, pretreatment of waste to stabilize it before it is sent to landfills, and transfer of CleanPacks. The facility holds a state Hazardous Waste Facility Installation and Operation permit (RCRA

Part B) which was renewed in December 1993 for a five-year term. The facility is also authorized to handle PCBs. On March 31, 1994, the Ohio EPA approved the Company's application for a revised, comprehensive state permit that expands the range of waste that may be received and treated at the facility and allows installation of sophisticated equipment for handling and processing material to be sent to boilers and industrial furnaces and used as supplemental fuel. In May 1995, the Ohio Hazardous Waste Facility Board approved the transfer of the facility hazardous waste permit from the former owner of the facility to Clean Harbors.

  Kimball, NE. In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, an affiliate of Amoco Oil Company. The Kimball facility includes a 45,000 ton-per-year fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. It is a new, state-of-the-art facility staffed with a highly trained and motivated workforce. The construction of the incinerator and its operation have received widespread support in the local community. The incinerator has a RCRA Part B license issued by the Nebraska Department of Environmental Quality ("NDEQ"). In December 1994, the NDEQ approved commercial operation at 75% of capacity. The incinerator will be authorized to operate at 100% capacity upon issuance of a final Air Operating Permit which is expected to be issued by NDEQ in mid 1996.

  The incinerator is located on a 600 acre site, which includes a landfill for disposal of incinerator ash. If the chemical composition of the ash meets the permit requirements, which is subject to verification before it is landfilled on-site, the ash will be classified as "delisted", meaning it will no longer be regulated as a hazardous waste under federal and state laws. No other commercial incineration facility in the United States is currently permitted to delist ash. Although the ash will be classified as nonhazardous, the landfill has been constructed to meet RCRA Subtitle C standards, which are the same stringent requirements as for landfills designed to handle hazardous waste.

  The acquisition of this facility responds to a developing trend within the hazardous waste management industry: many generators of industrial waste prefer to treat hazardous waste, rather than bury it, because of concerns about the long-term liability associated with landfill disposal of the residue which results from incineration of the generator's hazardous waste. Conventional incinerators produce a "slag" which is regulated as a hazardous waste. The residue from the Kimball treatment facility, in contrast, is ash rather than slag. The ash meets the standards set by NDEQ for "delisting" and is therefore deemed to be non-hazardous.

  During September 1995, the Kimball treatment facility entered a new, expanded phase of operations as a result of two actions by Federal and State regulators. The United States Environmental Protection Agency ("EPA") authorized the facility to begin accepting wastes generated at sites being remediated pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as the "Superfund Act"). The EPA authorization to begin accepting wastes generated at CERCLA sites allows the Company to be directly involved in the safe treatment and disposal of wastes from Federal cleanup efforts including Superfund sites, a large portion of the incineration marketplace. Prior to obtaining CERCLA approval, the Kimball facility was limited to accepting hazardous wastes regulated by RCRA. RCRA waste materials are made up of the same constituents as CERCLA wastes, but are generated from various ongoing industrial operations rather than Federal cleanup activities at specific locations or Federal Superfund sites. In a separate action, the NDEQ approved the use of the facility's on-site landfill for disposal of ash residue as well as residues from the facility's air pollution control system. The facility now has all approvals necessary to fully use its waste disposal capacity.

  The Company believes that the facility offers capabilities which will be very attractive to its major customers. In particular, the facility is expected to have operating costs lower than most other incinerators, given the minimal acquisition cost to the Company and its unique ability to dispose of delisted ash on-site, which will save on the cost of shipping ash to another company for landfilling. The Company expects to realize significant savings by using the Kimball facility to incinerate waste previously sent to other incinerators. Since the incinerator is a new facility, many of the Company's customers will visit the facility for a comprehensive audit of its operations before they will approve the site for disposal of their hazardous waste. As a result, considerable time is needed to complete the audit and approval process before the Company can begin shipping waste to the facility. As of December 31, 1995, over fifty large customers had audited and approved the facility, and approvals from another dozen customers were pending.

  As part of the acquisition, the Company agreed to make royalty payments to Ecova Corporation through 2004, based on the number of tons processed at the facility.

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

  The Virginia facility is located near Richmond, and was acquired in September 1994. The facility is able to store oil and gasoline-contaminated wastewaters collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility operates under RCRA interim status pending the final submittal and review of its application for a Part B license.

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

  On December 21, 1995, the EPA proposed to amend its regulations in the RCRA by establishing constituent-specific exit levels for low-risk solid wastes that are designated as hazardous because they are listed, or have been mixed with, derived from, or contain listed hazardous wastes. Under the proposal, generators of listed hazardous wastes that meet the self-implementing exit levels would no longer be subject to the hazardous waste management system under Subtitle C of RCRA as listed hazardous wastes. The proposed rulemaking, referred to as the Hazardous Waste Identification Rule ("HWIR"), establishes a risk-based "floor" to hazardous waste listings that will encourage pollution prevention, waste minimization, and the development of innovative waste treatment technologies. If passed, the HWIR may impact the Company's incinerator in Kimball, since many wastes which are currently required to be managed as a hazardous waste may no longer require incineration at a RCRA incineration unit such as Kimball.

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

  RCRA. RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive, "cradle-to-grave" system for the management of a wide range of materials identified as hazardous waste. States, such as Massachusetts, Connecticut, Illinois, Maryland, Ohio and Nebraska, that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA, have been authorized by the EPA to administer their facility permitting programs in lieu of the EPA's program.

  Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA license from the EPA or an authorized state agency and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary license application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained Interim Status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B licensing process). Interim Status facilities may continue to operate pursuant to the Part A Application until their Part B licensing process is concluded. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing; of the nine, only the Virginia waste oil facility operates under interim status. The other eight have been issued Part B licenses, one of which is under appeal.

  RCRA requires that Part B licenses contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. The EPA estimates that there are approximately 4,300 facilities that treat, store or dispose of hazardous wastes, which can be compelled to take corrective action when necessary. Some facilities are very large and have extensive contamination problems which rival the largest Superfund sites. Other facilities have relatively minor environmental problems. Still others will not need remedial action at all. It is the EPA's policy to compel corrective action at the "worst sites first." As a result, the EPA has developed a system for assessing the relative environmental cleanup priority of RCRA facilities, called the National Corrective Action Prioritization System, with a High, Medium or Low ranking for each facility. Although several facilities of its competitors have been assessed a High cleanup priority, none of the Company's RCRA facilities have been assessed as a High priority.

  The Company has begun RCRA corrective action investigations at its Part B licensed facilities in Braintree, Natick, Bristol, Chicago, and Woburn. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and on Main Street in South Portland, Maine. The Company spent approximately $790,000 on corrective action at the foregoing facilities in 1995. The Company does not expect that corrective action will be required at its Richmond, Virginia waste oil facility.

  The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by Philadelphia Electric Company ("PECO"). The site consists of approximately 30 acres which PECO has leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which is estimated to be in the range of $1,000,000 to $2,000,000, by performing field service work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates.

  While the final scopes of the work to be performed at these facilities have not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that such costs will not have a material effect on its results of operations or its competitive position, and that it will be able to finance from operating revenues any additional corrective action required at its facilities. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.

  The Bristol, Connecticut and Cincinnati, Ohio facilities were acquired from a subsidiary of Southdown, Inc. Southdown Inc. has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site, including the cost of corrective action, or waste disposed of off-site, including any liability under the Superfund Act, at those facilities.

  The Superfund Act. The Superfund Act provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See also "Business--Legal Proceedings."

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

  Other Federal Laws. Company operations are also subject to the Toxic Substances Control Act ("TSCA"), pursuant to which the EPA regulates over 60,000 commercially produced chemical substances, including the proper disposal of PCBs. TSCA has established a comprehensive regulatory program for PCBs, under the jurisdiction of the EPA, which oversees the storage, treatment and disposal of PCBs at the Company's facilities in Braintree and Natick, Massachusetts; Cincinnati, Ohio; and Bristol, Connecticut. Under the Clean Air Act, the EPA also regulates emissions into the air of potentially harmful substances. In its transportation operations, the Company is regulated by the U.S. Department of Transportation, the Federal Railroad Administration, and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which it operates or through which its trucks pass. Health and safety standards under the Occupational Safety and Health Act are also applicable.

  STATE AND LOCAL REGULATIONS

  Pursuant to the EPA's authorization of their RCRA equivalent programs, Massachusetts, Connecticut, Illinois, Maryland, Ohio, and Nebraska have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of the Company's Braintree, Natick, Woburn, Bristol, Chicago, Baltimore, Cincinnati, and Kimball facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

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

  The Company believes that each of its facilities is in substantial compliance with the applicable requirements of RCRA and state laws and regulations. Ten of the Company's twelve waste management facilities have been issued final licenses; the one for the Braintree facility is under appeal. The Richmond facility operates under interim status. Final action on the South Portland waste oil storage permit is expected in the Spring of 1996. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. The Company anticipates that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that the Company will be able to comply with such requirements.

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

  In December 1991, the Company was asked to respond to an emergency cleanup after a motor vehicle struck a utility pole near the State University of New York at New Paltz, causing an electrical surge to overheat transformers which discharged toxic chemicals throughout various student dormitories and classroom buildings. The Company was hired by the State University of New York to perform technical supervisory and laboratory work for the cleanup. The actual work of cleaning the buildings was performed over approximately 15 months by other contractors hired by the State of New York. In March 1993, a group of students sued the Dormitory Authority of the State of New York ("DASNY") claiming that they were exposed to toxic chemicals when DASNY allowed them to reoccupy the buildings after the accident and prior to a complete removal of the toxic chemicals, causing them increased risk of future illnesses. DASNY denied the students' claims but elected to sue the Company along with 16 other third-party defendants claiming that if DASNY is liable to the students, these third-party defendants should indemnify DASNY. The Company was hired by the State University of New York to perform representative sampling for toxic chemicals but, according to its contract, was not responsible for decisions as to when students should reoccupy the buildings. Nevertheless, in June 1994, the Company and the 16 other third parties were served with a third-party complaint filed in the Ulster

County Superior Court by DASNY. In January 1996, the trial judge ruled that the plaintiffs were not entitled to proceed as a class action for the medical cost claims, but were entitled to class action status for personal property losses. Since the personal property losses resulted directly from the explosions and fire, and occurred prior to the Company's involvement, the Company does not believe that it will incur any material liability as a result of this lawsuit. The Company has not received notice that the plaintiffs will appeal the trial judge's ruling.

  Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes at 20 state and federal Superfund sites.

  Eleven of these sites involve two subsidiaries which the Company acquired from ChemWaste, which is a wholly-owned subsidiary of WMX Technologies, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Natick and Braintree subsidiaries for waste disposed of before the Company acquired them. Accordingly, ChemWaste is paying all costs of defending the Company's Natick and Braintree subsidiaries in these cases, including legal fees and settlement costs.

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

  With respect to the other Superfund sites at which the Company believes it may face liability, the Company has established reserves or escrows which it believes are appropriate. Therefore, the Company believes that any future settlement costs arising from any or all of the 20 Superfund sites will not be material to the Company's operations or financial position. Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1995, the Company had accrued environmental costs of $405,000 for cleanup of Superfund sites. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

  Five of the 20 sites involve former subsidiaries of ChemClear Inc. One of the five sites is the Strasburg Landfill site in Pennsylvania. The Company and two other parties identified as PRPs received an order from the EPA in 1989 to perform certain emergency measures at the site. The Company responded by installing a leachate treatment and discharge system and repairing the landfill slope. Since early 1990, the Company has spent approximately $400,000 in complying with the EPA order. In 1992, the EPA issued its Record of Decision for the site which proposes recapping and revegetating the landfill and installing certain air emission and leachate treatment systems. In January 1993, the Company and eight other PRPs submitted to the EPA a Response to Notice Letter, which recommended additional study be performed at the site by the PRP group and that a final remedy be based on the additional data developed during the study. In July 1995, the PRP group received a reply from the EPA, which declined to accept the good faith offer submitted by the nine PRPs in January 1993. The EPA advised the PRP group that it planned to utilize Superfund monies to design and implement the remedy specified in the Record of Decision for the site, and initiate a cost recovery action for its past costs in the amount of approximately $6,000,000. The EPA indicated that the future remediation costs are estimated to be $11,000,000. In their October 1995 response to the EPA, the PRPs have indicated their willingness to accept the EPA's offer to engage in alternative dispute resolution to settle the claim for past costs. In January 1996, the Company and 16 other PRP's signed a standstill and tolling agreement with the EPA which allows for settlement discussions to take place up to July 15, 1996. In February 1996, the Company filed suit in the U.S. District Court for the Eastern District of Pennsylvania against certain PRP's in order to preserve its claims for cost recovery and contribution against those parties. The Company believes its ultimate exposure in this case will not have a material impact on its financial position or results of operations.

  Mr. Frank, Inc., which was acquired by the Company in July 1992, is involved in three Superfund sites, as a transporter of waste generated by others prior to the Company's purchase of Mr. Frank, Inc. The Company acquired Mr. Frank, Inc. in exchange for 233,000 shares of the Company's common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers' agreement to indemnify the Company against potential liabilities, including environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

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

1994                                                                HIGH   LOW
----                                                               ------ ------
First Quarter..................................................... $9.25  $6.625
Second Quarter....................................................  8.25   6.625
Third Quarter.....................................................  8.125  5.75
Fourth Quarter....................................................  7.25   3.625

1995                                                                HIGH   LOW
----                                                               ------ ------
First Quarter..................................................... $5.125 $3.375
Second Quarter....................................................  5.50   3.125
Third Quarter.....................................................  4.250  3.00
Fourth Quarter....................................................  3.875  2.375

  On February 1, 1996 there were 920 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name.

  The Company has never declared nor paid any cash dividends on its common stock. In February 1993, the Board of Directors authorized the issuance of up to 156,416 shares designated as Series B Convertible Preferred Stock, with a cumulative dividend of 7% during the first year and 8% thereafter, payable either in cash or by the issuance of shares of common stock. 112,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") were issued on February 16, 1993 in partial payment of the purchase price for Spring Grove. Except for payment of dividends on the Preferred Stock, the Company intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company's bank credit agreements contain financial covenants which may effectively restrict or limit the payment of dividends other than Preferred Stock dividends. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

  Dividends on the Company's Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the

Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the October 15, 1995 and the January 15, 1996 dividends in common stock. The market value of the common stock as of the October 1, 1995 and January 1, 1996 record dates of such dividends was $3.8375 and $2.6125, respectively. Accordingly, the Company has issued 72,058 shares of common stock to the holders of the Preferred Stock. The Company anticipates that the Preferred Stock dividends payable through 1996 will be paid in common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial information should be reviewed in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data of this report.

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

  Extraordinary Item. During the third quarter of 1994, the Company completed a public offering of $50,000,000 of 12.50% Senior Notes, and used the net proceeds to prepay substantially all of the Company's debt, in order to refinance debt which had a 13.25% interest rate. The Company also wanted to reduce its reliance on floating rate bank debt, by extending the average life of its long-term debt and obtaining longer-term capital at an attractive fixed interest rate. The refinancing resulted in approximately $2,043,000 of expense relating to the early retirement of the outstanding debt, and an extraordinary charge of $1,220,000 ($.13 per share), net of income tax benefit, for redemption premiums paid to the holders of the prepaid debt and for the write-off of deferred financing costs.

  Nonrecurring Charges. During the fourth quarter of 1995, the Company recorded a $4,247,000 nonrecurring charge in connection with the reengineering of the Company's operations and the write-off of a non-performing asset, as well as the anticipated losses on the sale of certain non-core properties. Under the reengineering program, the Company has closed or downsized small, satellite offices; reduced employment levels; downsized its laboratory staff and relocated the laboratory to its waste handling facility in Braintree, Massachusetts; and will be relocating its corporate headquarters to a new location in Braintree, Massachusetts in the Spring of 1996. The components of the nonrecurring charge are as follows:

     Severance and related costs..................................... $1,097,000
     Write-off of non-performing asset...............................  1,110,000
     Real estate related charges.....................................  2,040,000
                                                                      ----------
                                                                      $4,247,000

  During the fourth quarter of 1994, the Company renegotiated its lease on its corporate headquarters in Quincy, Massachusetts, such that the lease would terminate on or before December 31, 1995. The Company relocated its corporate headquarters to Braintree, Massachusetts in the spring of 1995. In addition, the Company has vacated laboratory space it rents in Bedford, Massachusetts, and is subleasing the space. As a result, the Company recorded a one-time, noncash charge of $1,035,000 before taxes for the write-off of leasehold improvements at the two locations.

                                       TWELVE-MONTH YEAR             TEN-MONTH
                                      ENDED DECEMBER 31,            PERIOD ENDED
                              ------------------------------------- DECEMBER 31,
                                1995      1994      1993     1992       1991
                              --------  --------  -------- -------- ------------
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues....................  $209,250  $207,073  $200,114 $176,193   $127,473
  Cost of revenues..........   156,779   146,132   134,525  116,473     85,921
  Selling, general and
   administrative expenses..    39,574    38,910    42,296   35,923     23,856
  Depreciation and
   amortization of
   intangible assets........    10,081    10,250    10,319    8,884      6,601
  Nonrecurring charges......     4,247     1,035       --       --         --
                              --------  --------  -------- --------   --------
  Income (loss) from
   operations...............    (1,431)   10,746    12,974   14,913     11,095
  Interest expense (net)....     8,657     7,432     7,198    7,064      5,925
                              --------  --------  -------- --------   --------
  Income (loss) before
   provision for income
   taxes and extraordinary
   item.....................   (10,088)    3,314     5,776    7,849      5,170
  Provision for (benefit
   from) income taxes.......    (3,195)    1,619     2,645    2,774      1,567
                              --------  --------  -------- --------   --------
  Income (loss) before
   extraordinary item.......    (6,893)    1,695     3,131    5,075      3,603
  Extraordinary loss related
   to early retirement of
   debt, net of income tax
   benefit of $823..........       --      1,220       --       --         --
                              --------  --------  -------- --------   --------
    Net income (loss).......  $(6,893)  $    475  $  3,131 $  5,075   $  3,603
                              ========  ========  ======== ========   ========
Net income (loss) per common
 and common equivalent share
 before extraordinary item..  $   (.77) $    .13  $    .28 $    .52   $    .37
                              ========  ========  ======== ========   ========
Extraordinary item..........  $    --   $   (.13)      --       --         --
                              ========  ========  ======== ========   ========
Net income (loss) per common
 and common equivalent
 share......................  $   (.77) $    .00  $    .28 $    .52   $    .37
                              ========  ========  ======== ========   ========
Weighted average number of
 common and common
 equivalent shares
 outstanding................     9,475     9,635     9,884    9,743      9,739
                              ========  ========  ======== ========   ========
BALANCE SHEET DATA:
Working capital.............  $ 11,697  $ 20,814  $ 18,320 $ 15,487   $ 14,529
Total assets................  $178,316  $159,875  $167,358 $153,939   $138,844
Long-term debt, less current
 portion....................  $ 70,391  $ 60,465  $ 62,507 $ 64,565   $ 63,381
Stockholders' equity........  $ 60,374  $ 67,326  $ 67,371 $ 58,065   $ 50,787

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations. This table and subsequent discussions should be read in conjunction with Item 6--Selected Financial Data and Item 8--Financial Statements and Supplementary Data of this report.

                                           PERCENTAGE OF TOTAL REVENUES
                                       ----------------------------------------
                                          TWELVE-MONTH YEAR         TEN-MONTH
                                         ENDED DECEMBER 31,        PERIOD ENDED
                                       --------------------------  DECEMBER 31,
                                       1995   1994   1993   1992       1991
                                       -----  -----  -----  -----  ------------
Revenues.............................. 100.0% 100.0% 100.0% 100.0%    100.0%
Cost of revenues:
  Disposal costs paid to third
   parties............................  15.4   13.5   15.4   18.2      20.6
  Other costs.........................  59.5   57.1   51.8   47.9      46.8
                                       -----  -----  -----  -----     -----
    Total cost of revenues............  74.9   70.6   67.2   66.1      67.4
Selling, general and administrative
 expenses.............................  18.9   18.8   21.1   20.4      18.7
Depreciation and amortization of
 intangible assets....................   4.9    4.9    5.2    5.0       5.2
Nonrecurring charges..................   2.0    0.5    --     --        --
                                       -----  -----  -----  -----     -----
  Income (loss) from operations.......  (0.7)   5.2    6.5    8.5       8.7
Interest expense (net)................   4.1    3.6    3.6    4.0       4.7
                                       -----  -----  -----  -----     -----
  Income (loss) before provision for
   income taxes and extraordinary
   item...............................  (4.8)   1.6    2.9    4.5       4.0
Provision for (benefit from) income
 taxes................................  (1.5)   0.8    1.3    1.6       1.2
                                       -----  -----  -----  -----     -----
Income (loss) before extraordinary
 item.................................  (3.3)   0.8    1.6    2.9       2.8
Extraordinary loss from early
 retirement of debt...................   --     0.6    --     --        --
                                       -----  -----  -----  -----     -----
  Net income (loss)................... (3.3)%   0.2%   1.6%   2.9%      2.8%
                                       =====  =====  =====  =====     =====

GENERAL

  As part of its growth strategy, the Company seeks to expand into additional service areas by opening new service centers and sales offices, and by acquiring additional hazardous waste management facilities. In 1992, the Company made two acquisitions (Connecticut Treatment Corporation and Mr. Frank, Inc.). In 1993, the Company made one acquisition (Spring Grove Resource Recovery, Inc.) and opened two service centers in Waukegan, Illinois and Portsmouth, New Hampshire and eight sales offices. In 1994, the Company made one acquisition (the Richmond, Virginia oil reclamation facility), closed the Portsmouth, New Hampshire service center to reduce overhead, and opened two new service centers in Lake Charles, Louisiana and Charleston, South Carolina. In 1995, the Company made one acquisition (the Kimball, Nebraska incinerator), expanded its Chicago facility onto the adjacent site, closed its service centers in Bangor, Maine; Shrewsbury, Massachusetts; and Waukegan, Illinois, and opened two new service centers in Denver, Colorado and Houston, Texas.

  Sales offices may become service centers as business around a sales office develops and the Company adds staff and equipment to support the increasing level of business. A sales office will become a service center by relocating to larger space and adding field technicians and personnel to service customers. As its sales territories evolve, the Company will relocate sales personnel from one area to another, and close sales offices while opening others in areas with growth potential. The Company currently has sales offices and service centers in 24 states and Puerto Rico.

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

  The following table sets forth for the periods indicated the Company's revenues by region, based upon the locations of its service centers, as of December 31, 1995.

                             NUMBER OF
                              SERVICE
REGION                        CENTERS      1995          1994          1993
------                       --------- ------------  ------------  ------------
                                         (DOLLARS IN THOUSANDS, UNAUDITED)
Northeast...................      7    $ 82,779  39% $ 82,391  40% $ 84,906  42%
Mid-Atlantic................      9      66,318  32%   70,861  34%   63,894  32%
Central.....................      3      34,912  17%   29,847  14%   26,044  13%
Midwest.....................      3      25,241  12%   23,974  12%   25,270  13%
                                ---    -------- ---  -------- ---  -------- ---
  Total.....................     22    $209,250 100% $207,073 100% $200,114 100%
                                ===    ======== ===  ======== ===  ======== ===

  The Company continues to expand its Mid-Atlantic region as it penetrates the southern part of the country, by expanding its network of sales offices and service centers. With its new service centers and sales offices in the southern states of South Carolina, Georgia, Tennessee, Louisiana, and Texas, the Company expects its business in that region to expand in 1996. The Company may decide to form a new southern region so it can analyze and report on its results of operations in that developing area.

  The Company also analyzes its revenues on a product line basis based upon the type of principal services provided. The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes ("Treatment and Disposal"); field services provided at customer sites ("Field Services"); and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPack Services").

TYPE OF SERVICE                            1995          1994          1993
---------------                        ------------  ------------  ------------
                                         (DOLLARS IN THOUSANDS; UNAUDITED)
Treatment and Disposal................ $ 92,005  44% $ 84,523  41% $ 90,181  45%
Field Services........................   87,898  42%   94,360  46%   80,940  40%
CleanPack Services....................   29,347  14%   28,190  13%   28,993  15%
                                       -------- ---  -------- ---  -------- ---
  Total............................... $209,250 100% $207,073 100% $200,114 100%
                                       ======== ===  ======== ===  ======== ===

 1995 COMPARED WITH 1994

  Revenues. Revenues for 1995 were $209,250,000, a new Company record. During 1994, the Company received approximately $7,000,000 of revenue from its leading role in the cleanup of a large oil spill from a barge off the coast of Puerto Rico. Excluding the revenue from that event last year, the Company's base business grew approximately 5% from 1994 to 1995.

  Treatment and disposal services revenue increased 9% from 1994 to 1995, reversing a two year period of declining revenue in this product line. The decline was due to a variety of secular trends impacting both price and volume: competitive industry pricing; continuing efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; and shipment by generators of waste direct to the ultimate treatment or disposal location. The Company has responded to these industry trends in several ways, primarily by modernizing the Company's facilities to offer more technologically advanced waste treatment alternatives, such as the Kimball incinerator in Nebraska and the Clean Extraction System in Baltimore and by acquiring treatment and disposal facilities that expand the Company's product lines. For example, during 1995, the Company completed the installation of an automated fuels blending operation at its Cincinnati waste treatment plant, which establishes the Company in the fuels blending business for the first time.

  Field services revenue increased only slightly from 1994 to 1995, excluding the Puerto Rico oil spill revenue. CleanPack revenue increased 4% from 1994 to 1995. While the Company has protected its market share in existing regions and established new business relationships in the newer regions, significant price competition has impacted revenue growth.

  The Company is expanding its service capabilities in the Gulf Coast and Southern regions of the United States. During 1995, the Company opened service centers in Georgia and Kentucky, and expanded its new service centers in Colorado and Texas, by adding staff and equipment to support the increasing level of business in the newer regions. The Company expects to introduce new waste management capabilities in the Midwest region with the significant expansion of its Chicago facility. The Company also expects its revenues in all four regions and all three product lines to benefit from the acquisition of the Kimball incinerator.

  Cost of Revenues. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company has been able to upgrade the quality and efficiency of its waste treatment services through the development of new technology, strategic acquisitions, and continued modifications and upgrades at its facilities. Although these actions reduced the Company's dependence on outside disposal vendors such as landfills and incinerators, to which the Company sends waste for ultimate disposal, the increasingly competitive nature of the hazardous waste industry has significantly reduced the margins earned on waste sent to outside disposal. The Company also experienced an increase in the volume of field service work which involved direct shipments to disposal facilities owned by third parties. As a result, the Company's outside disposal costs increased to 15.4% of revenue in 1995 from 13.9% of revenue in 1994 (calculated excluding revenue from the Puerto Rico oil spill, which had no outside disposal costs). These factors support the Company's decision to acquire the Kimball incinerator, in order to reduce the Company's reliance on third-party disposal outlets, and capture the gross margin being paid to vendors.

  Since the Kimball incinerator is a new facility, and a recent entrant to the incineration marketplace, volumes are growing slowly due to the time required for customers to audit and approve the facility and begin shipping waste to it. As a result, the incinerator experienced a loss from operations of approximately $1,500,000 during 1995. The Company expects the volumes of waste processed to increase during 1996, now that CERCLA approval has been obtained and the on-site landfill is in operation.

  The Company has begun cost savings plans to reduce operating costs as a percentage of revenue during 1996. Through reengineering, a two-year long effort which began in January 1994, the Company has significantly reduced its cost structure while improving service quality and competitiveness in the marketplace. The reengineering and cost control efforts have identified over $10,000,000 in potential cost reductions which are expected to be realized in 1996. These savings will be achieved through introducing new computer systems to strengthen the Company's business processes, exiting non-core businesses, and reducing both the number of offices and the amount of rented space. The Company believes that cost reductions will enable the Company to return to profitability in 1996.

  The nonrecurring charge of $4,247,000 resulted primarily from the reengineering program, which identified more efficient methods of servicing customers as well as certain assets and field locations which are no longer integral to the Company's operations. Included in the charge are $2,400,000 of non-cash items. The Company has reorganized and reduced its workforce to reflect these operational changes, and reduced its rental of corporate offices and satellite field service locations by approximately $1,160,000 per year. In addition to the $10,000,000 in anticipated cost reductions, the Company will realize expected net cash savings of $3,300,000, primarily from the tax savings of the nonrecurring charge and the sale of certain office and maintenance facilities.

  Selling, General and Administrative Expenses. During 1995, the Company established a sales presence in Alabama, California, Colorado, and Florida and spent considerable sums of money on building marketing campaigns for the Kimball incinerator and the expanded Chicago waste treatment facility. As a result of the Company's strategy to expand geographically, by adding sales offices and service centers in the southern and western parts of the United States, and to add product lines, such as the Kimball incinerator, its sales expenses have increased. Although there continues to be increased costs associated with the expansion efforts, the Company has implemented cost savings programs which have, to some extent, offset these growth related expenditures. The Company anticipates 1996 selling, general and administrative expenses to decline from the 1995 level.

  Interest Expense. Interest expense increased during 1995 as a result of an increase in the Company's average cost of capital, due to its decision in 1994 to reduce its reliance on floating rate bank debt through the issuance of $50,000,000 of 12.50% Senior Notes, and an increase in total long-term debt, due to the costs of the acquisition of the Kimball incinerator and the expansion of the Chicago facility. No interest was capitalized during 1995.

  Provision for Income Taxes. The effective income tax rate for 1995 was 32%, as compared to 49% for 1994. The rate fluctuates depending on the amount of income before taxes, as compared to the fixed amount of goodwill and other non-deductible items.

 1994 COMPARED WITH 1993

  Revenues. Revenues for 1994 were $207,073,000, a 3.5% increase over 1993 revenues of $200,114,000. As shown in the regional revenue table above, the Mid-Atlantic and Central regions showed continued progress in gaining market share, as revenues in those regions grew 11% and 15%, respectively, in contrast to the Northeast and Midwest regions, where revenues declined 3% and 5%, respectively. Industrywide pricing pressures, particularly in the treatment and disposal and CleanPack product lines, impacted revenues.

  The Northeast and Midwest regions have historically been strong markets for handling drummed waste. Customers have changed their waste handling systems to store and ship more waste in bulk, which allows them to ship directly to the ultimate disposal location and bypass transfer facilities, reducing their unit disposal costs. These changes, combined with efforts by customers to minimize the amount of hazardous waste generated, tended to offset the Company's gains in market share and number of jobs performed in all regions as it expands the range of services offered and the geographic territory served. In addition, price competition in the CleanPack business caused a decline in revenues from that product line, particularly in the Northeast and Midwest regions.

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

  The 5% revenue decline in the Midwest region was due to a decline of approximately 20% in the volumes of waste handled, as the Company avoided low-margin waste and focused on improving profitability in that region. Revenue in the Mid-Atlantic region grew 11% from 1993 to 1994, primarily due to approximately $7,000,000 of revenue from the Company's leading role in the cleanup of a large oil spill from a barge off the coast of Puerto Rico, which was classified as field service revenue.

  Revenue in the Central region grew 15% from 1993 to 1994, as the Company continued to gain market share in the Central region, as it has for the past several years. For example, 1992 revenues were 53% higher than 1991 revenues, and 1993 revenues were 17% higher than 1992 revenues.

  CleanPack product line revenue declined 3% from 1993 to 1994, primarily due to price competition, particularly in collecting hazardous waste from households, which is competitively bid by the municipalities sponsoring the townwide or citywide collection programs.

  Cost of Revenues. The Company's outside disposal costs decreased to 13.5% of revenue in 1994 from 18.2% of revenue in 1992. The Company's cost of revenues, excluding disposal costs paid to third parties, increased to 57.1% of total revenues in 1994 from 51.8% in 1993, as intense price competition and increased costs combined to offset the benefits the Company experiences from a competitive pricing environment among disposal facilities. While the Company has managed to control most of its fixed costs, such as insurance costs, other items such as rent and telephone expense have increased as the Company opens new locations and expands its service territory. The largest increases in operating costs were for subcontractors, rentals, and outside transportation. The Puerto Rico oil spill cleanup was classified as a field service job. In that cleanup, the Company was primarily responsible for overseeing the work of local employees and subcontractors, and the waste disposal was handled by other parties. As a result, although the Company realized over $7,000,000 of revenue, its gross margin on the job was significantly lower than the margins it typically realizes on its field service work.

  As a result, the cost of revenues increased to 70.6% of revenues in 1994, as compared to 67.2% of revenues in 1993, reflecting the competitive pricing trends in the hazardous waste industry. To offset this pricing erosion, the Company in 1993 began a reengineering effort aimed at reducing its cost structure and streamlining its treatment and disposal services, while maintaining a high quality of customer service. One result of this reengineering effort was the Company's decision to relocate its headquarters to less expensive, smaller space. With the elimination of several functions and the centralization of others, its headquarters staff was reduced to less than 100 people. Other goals of the reengineering effort were to increase the ratio of billable to nonbillable personnel, improve bidding and execution of jobs, achieve better pricing of remediation work, and decline jobs with less than acceptable margins.

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

 FACTORS THAT MAY AFFECT FUTURE RESULTS

  From time to time, the Company and employees acting on behalf of the Company make forward-looking statements concerning the expected revenues, results of operations, capital expenditures, capital structure, plans and objectives of management for future operations, and future economic performance. This report contains forward-looking statements. There are many factors which could cause actual results to differ materially from those projected in a forward-looking statement, and there can be no assurance that such expectations will be realized.

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

  The Company's operations may be affected by the commencement and completion of major site remediation projects; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing the management of hazardous waste; secular changes in the waste processing industry towards waste minimization and the propensity for delays in the remedial market; suspension of governmental permits; and fines and penalties for noncompliance with the myriad of regulations governing the Company's diverse operations. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

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

 ENVIRONMENTAL CONTINGENCIES

  While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in increased operating costs as the Company expands its compliance staff to cope with the myriad of federal, state and local regulations. The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has as its goal 100% compliance. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.

  From time to time, the Company has paid fines or penalties in governmental environmental enforcement proceedings, usually involving its waste treatment, storage and disposal facilities. At December 31, 1995, however, there were no pending governmental environmental enforcement proceedings where the Company believes potential monetary sanctions will exceed $100,000. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the Company's plants, equipment, and vehicles, based on the Company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact the Company's operations and could have a material adverse impact on financial results.

  Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party at 20 state and federal Superfund sites. Eleven of these sites involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a wholly-owned subsidiary of WMX Technologies, Inc., and one site involves a subsidiary which the Company acquired from Southdown, Inc., a public company. As part of these acquisitions, ChemWaste and Southdown, Inc. agreed to indemnify the Company with respect to any liability of such subsidiaries for waste disposed of before the Company acquired them. With respect to the other Superfund sites, the Company has established reserves or escrows which it believes are appropriate, such that any future settlement costs of lawsuits arising from any or all of the 20 Superfund sites will not be material to the Company's operations or financial position. As of December 31, 1995, the Company had accrued or incurred environmental costs of approximately $800,000 for cleanup of Superfund sites.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations and capital expenditures primarily by cash flow from operations and additions to long-term debt. Cash provided by operations, before changes in current assets and current liabilities, was $4,516,000 in 1995, as compared to $13,121,000 in 1994.

  During 1995, the Company spent $8,852,000 on additions to plant and equipment and construction in progress, and $5,160,000 on the acquisition of the Kimball incinerator. In addition, the Company spent $7,805,000 for the financial assurance policies associated with the acquisition. See Note 5 to the Consolidated Financial Statements in this report for a description of the costs of the incinerator acquisition. Net additions to long-term debt provided $12,121,000 in 1995. During 1994, the Company spent $5,510,000 on additions to property, plant, and equipment and construction in progress, excluding the cost to acquire the waste oil processing facility near Richmond, Virginia, and reduced its long-term debt by $8,199,000.

  At December 31, 1994, the Company had a $35,000,000 revolving credit facility with three banks. In connection with the acquisition of the Kimball, Nebraska hazardous waste incineration facility in May 1995, the Company entered into a new $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with another financial institution, which replaced the bank credit facility. The Loan Agreement originally provided for a $35,000,000 revolving credit portion (the "Revolver") and a $10,000,000 term promissory note (the "Term Note"). On March 20, 1996, the Loan agreement was amended to increase the Term Loan from its amortized balance of $8,333,000 to $15,000,000 and decrease the revolving credit portion to $30,000,000. This change in structure of the agreement allows the Company greater availability under the Loan Agreement. The new Term Note is payable in 60 monthly installments, commencing April 1, 1996. Monthly principal payments are $250,000. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit. Letters of credit may not exceed $20,000,000 at any one time. The Revolver has a three-year term with an option to renew annually.

  The Loan Agreement terms include a borrowing limit which fluctuates depending on the level of accounts receivable which collateralize the Loan Agreement. The Loan Agreement terms allow the Company to make regularly scheduled payments of principal and interest on its other indebtedness for borrowed money, to pay dividends in cash on its preferred stock, to prepay such debt or redeem such preferred stock, and to make acquisitions of other companies, provided that on each of the sixty consecutive days prior thereto, and after giving effect thereto, the Company shall maintain borrowing availability in excess of $4,500,000. As a result of the Company's significant capital expenditures during 1995, its liquidity was reduced below the $4,500,000 level expected to be maintained under the provisions of the Loan Agreement described above. Its lender has waived compliance with the Loan Agreement covenant requiring $4,500,000 of excess availability through May 20, 1996.

  The Company believes it has adequate liquidity, since its operations along with the provisions of the amended Loan Agreement are expected to produce cash flow in excess of the amounts required to finance its operations and its capital expenditures during 1996. In addition, the Company will realize expected net cash savings of $3,300,000, primarily from the tax savings of the nonrecurring charge and the sale of certain office and maintenance facilities, described above under "Results of Operations--1995 Compared With 1994". It is expected that capital expenditures in 1996 will be approximately $6,000,000. The Company is also obligated to provide additional collateral security under the financial assurance policies associated with the acquisition of the Kimball incinerator, by delivering to the insurance company a letter of credit in the amount of $1,000,000, which will increase by $250,000 each quarter until the balance of the letter of credit is $3,006,000.

RECENT ACCOUNTING PRONOUNCEMENTS

  Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties", (SOP 94-6) prepared by the Accounting Standards Executive Committee addresses the required disclosures about the risks and uncertainties which may exist as of the date of the financial statements in the following areas: nature of operations, use of estimates in the preparation of financial statements, certain significant estimates, and current vulnerability due to certain concentrations. Adoption of SOP 94-6 did not have a material impact of the Company's financial condition or results of operations.

  Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be disposed of" (SFAS 121), issued by the Financial Accounting Standards Board in March 1995 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of SFAS 121 will have on material impact on the Company's financial condition or results of operations.

  Statements of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123), issued by the Financial Accounting Standards Board in October 1995 establishes financial accounting and reporting for stock based employee compensation plans. This standard is effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt only the disclosure provisions of SFAS 123, the measurement criteria will not be adopted. This SFAS will not have a material impact on the Company's financial condition or results of operations.

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

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Harbors, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
January 31, 1996 (except with
respect to Note 9, as to which
the date is March 20, 1996)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
Revenues.................................... $  209,250  $  207,073  $  200,114
  Cost of revenues..........................    156,779     146,132     134,525
  Selling, general and administrative
   expenses.................................     39,574      38,910      42,296
  Depreciation and amortization of
   intangible assets........................     10,081      10,250      10,319
  Nonrecurring charges......................      4,247       1,035         --
                                             ----------  ----------  ----------
    Income (loss) from operations...........     (1,431)     10,746      12,974
Interest expense (net)......................      8,657       7,432       7,198
                                             ----------  ----------  ----------
  Income (loss) before provision for income
   taxes and extraordinary item.............    (10,088)      3,314       5,776
  Provision for (benefit from) income
   taxes....................................     (3,195)      1,619       2,645
                                             ----------  ----------  ----------
    Income (loss) before extraordinary
     item...................................     (6,893)      1,695       3,131
  Extraordinary loss related to early
   retirement of debt, net of income tax
   benefit of $823..........................        --        1,220         --
                                             ----------  ----------  ----------
    Net income (loss)....................... $   (6,893) $      475  $    3,131
                                             ==========  ==========  ==========
Net income (loss) per common and common
 equivalent share before extraordinary
 item....................................... $     (.77) $      .13  $      .28
                                             ==========  ==========  ==========
Extraordinary item.......................... $      --   $     (.13)        --
                                             ==========  ==========  ==========
Net income (loss) per common and common
 equivalent share........................... $     (.77) $      .00  $      .28
                                             ==========  ==========  ==========
Weighted average common and common
 equivalent shares outstanding..............      9,475       9,635       9,884
                                             ==========  ==========  ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                              1995      1994
                                                            --------- ---------
CURRENT ASSETS:
  Cash and cash equivalents................................ $     225 $   1,000
  Restricted investments...................................     2,460     1,542
  Accounts receivable, less reserves of $1,044 and $1,495,
   respectively............................................    48,417    44,834
  Prepaid expenses.........................................     2,039     1,894
  Supplies inventories.....................................     2,970     2,670
  Income tax receivable....................................       722       178
  Deferred tax asset.......................................     2,415       --
                                                            --------- ---------
    Total current assets...................................    59,248    52,118
                                                            --------- ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land.....................................................     8,364     8,209
  Buildings and improvements...............................    39,770    31,535
  Vehicles and equipment...................................    77,384    72,494
  Furniture and fixtures...................................     2,155     2,129
  Construction in progress.................................     1,317     3,118
                                                            --------- ---------
                                                              128,990   117,485
  Less--accumulated depreciation and amortization..........    54,256    47,713
                                                            --------- ---------
                                                               74,734    69,772
                                                            --------- ---------
OTHER ASSETS:
  Restricted investments...................................     5,207       --
  Goodwill (net)...........................................    22,202    22,926
  Permits (net)............................................    13,489    14,244
  Other....................................................     3,436       815
                                                            --------- ---------
                                                               44,334    37,985
                                                            --------- ---------
    Total assets........................................... $ 178,316 $ 159,875
                                                            ========= =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (IN THOUSANDS EXCEPT FOR SHARE INFORMATION)

                                                          AS OF DECEMBER 31,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
CURRENT LIABILITIES:
  Current maturities of long-term obligations............ $   3,605  $   1,715
  Accounts payable.......................................    18,614     10,686
  Accrued disposal costs.................................     7,446      6,179
  Other accrued expenses.................................    17,886     12,724
                                                          ---------  ---------
    Total current liabilities............................    47,551     31,304
                                                          ---------  ---------
Long-term obligations, less current maturities...........    70,391     60,465
Deferred income taxes....................................       --         780
Commitments and contingent liabilities (Notes 4, 8, 9,
 10, 13 and 14)
Stockholders' equity:
  Preferred stock, $.01 par value:
   Series A convertible preferred stock
    Authorized--2,000,000 shares; issued and
    outstanding--none....................................       --         --
   Series B convertible preferred stock
    Authorized--156,416 shares; issued and outstanding--
    112,000 shares at December 31, 1995 and 1994
    (liquidation preference of $5,600,000)...............         1          1
  Common stock, $.01 par value:
   Authorized--20,000,000 shares; issued and outstanding
    9,524,676 shares at December 31, 1995 and 9,431,282
    shares at December 31, 1994..........................        96         95
  Additional paid-in capital.............................    58,871     58,590
  Unrealized loss on restricted investments, net of tax..        (7)      (113)
  Retained earnings......................................     1,413      8,753
                                                          ---------  ---------
    Total stockholders' equity...........................    60,374     67,326
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 178,316  $ 159,875
                                                          =========  =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1994        1993
                                            -----------  ---------- ----------
Cash flows from operating activities:
 Net income (loss)........................  $    (6,893) $     475  $    3,131
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
    Depreciation and amortization.........       10,081     10,250      10,319
    Write-off of leasehold improvements...          --       1,035         --
    Non-cash charge for reengineering
     program..............................        3,684        --          --
    Allowance for doubtful accounts.......          381        776         709
    Amortization of deferred financing
     costs................................          536        357         408
    Write-off of deferred financing
     costs................................          --         963         --
    Deferred income taxes.................       (3,286)      (929)        692
    Loss on sale of fixed assets..........            9        191         145
    (Gain) loss on sale of investments....            4          2          (1)
    Amortization of bond premiums
     (discounts)..........................          --           1          (1)
    Changes in assets and liabilities, net
     of effects of businesses acquired:
      Accounts receivable.................       (3,962)       926      (8,454)
      Income taxes receivable.............         (544)       429        (191)
      Prepaid expenses....................         (268)       459         531
      Supplies inventories................         (300)      (237)       (157)
      Accounts payable....................        7,063      1,122      (2,898)
      Accrued disposal costs..............        1,267       (545)      2,336
      Other accrued expenses..............        2,206      2,260      (1,865)
      Income tax payable..................          --         --          151
                                            -----------  ---------  ----------
  Net cash provided by operating
   activities.............................        9,978     17,535       4,855
                                            -----------  ---------  ----------
Cash flows from investing activities:
  Payment for businesses acquired, net of
   cash acquired..........................          --        (200)     (1,394)
  Additions to property, plant and
   equipment..............................      (12,984)    (5,270)     (7,874)
  Decrease in other restricted
   investments............................          --         --          203
  Proceeds from sales and maturities of
   restricted investments.................          202        232         248
  Cost of restricted investments
   purchased..............................       (6,124)      (960)       (463)
  Increase in other assets................       (2,661)      (103)        (97)
  Proceeds from sale of fixed assets......           36        155          34
  Increase in permits.....................         (140)       --         (147)
                                            -----------  ---------  ----------
  Net cash used in investing activities...      (21,671)    (6,146)     (9,490)
                                            -----------  ---------  ----------


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                             1995        1994         1993
                                          ----------  -----------  ----------
Cash flows from financing activities:
  Preferred stock dividend distribution.. $     (335) $      (429) $     (251)
  Issuance of long-term debt.............     10,000       50,000         --
  Payments on long-term obligations......     (2,922)     (33,449)     (1,906)
  Additions to deferred financing costs..       (842)      (2,364)       (293)
  Net borrowings (payments) under long-
   term revolver.........................      4,848      (24,991)      6,630
  Proceeds from exercise of stock
   options...............................         17           28         646
  Proceeds from employee stock purchase
   plan..................................        152          --          --
                                          ----------  -----------  ----------
  Net cash provided by (used in)
   financing activities..................     10,918      (11,205)      4,826
                                          ----------  -----------  ----------
(Decrease) Increase in cash and cash
 equivalents.............................       (775)         184         191
Cash and cash equivalents, beginning of
 year....................................      1,000          816         625
                                          ----------  -----------  ----------
Cash and cash equivalents, end of year... $      225  $     1,000  $      816
                                          ==========  ===========  ==========

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                             1995        1994         1993
                                          ----------  -----------  ----------
Supplemental Information:
Cash payments for interest and income
 taxes:
  Interest............................... $    8,715  $     6,648  $    6,536
  Income taxes...........................      1,410        1,585       2,117
Liabilities assumed in conjunction with
 business acquisitions:
  Fair value of assets acquired.......... $    5,160  $       400  $    7,834
  Cash paid..............................      4,132          200       1,400
  Issuance of common stock for
   acquisition...........................        --           --          --
  Issuance of preferred stock for
   acquisition...........................        --           --        5,600
  Liabilities assumed....................      1,028          200         834
Noncash investing and financing
 activities:
  Capital lease obligations incurred..... $      196  $       240  $      154
  Note payable to seller of equipment
   acquired..............................        --           --           50
  Dividends declared but not paid........        --           112          99
  Stock dividend on preferred stock......        112          --          --
  Property, plant & equipment accrued....        865          --          --

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                              SERIES B
                          PREFERRED STOCK     COMMON STOCK
                          ------------------  ------------
                                                                      UNREALIZED
                           NUMBER    $.01     NUMBER $.01  ADDITIONAL   LOSS ON                 TOTAL
                             OF       PAR       OF    PAR   PAID-IN   RESTRICTED  RETAINED  STOCKHOLDERS'
                           SHARES    VALUE    SHARES VALUE  CAPITAL   INVESTMENTS EARNINGS     EQUITY
                          --------  --------  ------ ----- ---------- ----------- --------  -------------
Balance, at December 31,
 1992...................       --   $    --   9,327   $93   $52,034      $ --     $ 5,938      $58,065
                           -------  --------  -----   ---   -------      -----    -------      -------
  Issuance of preferred
   stock for
   acquisition..........       112         1    --    --      5,599        --         --         5,600
  Preferred stock
   dividends:
   Series B, $3.50 per
    share...............       --        --     --    --        --         --        (350)        (350)
  Proceeds from exercise
   of stock options.....       --        --      98     2       644        --         --           646
  Tax benefit from
   exercise of stock
   options..............       --        --     --    --        279        --         --           279
  Net income............       --        --     --    --        --         --       3,131        3,131
                           -------  --------  -----   ---   -------      -----    -------      -------
Balance, at December 31,
 1993...................       112  $      1  9,425   $95   $58,556        --     $ 8,719      $67,371
                           -------  --------  -----   ---   -------      -----    -------      -------
  Preferred stock
   dividends:
   Series B, $4.00 per
    share...............       --        --     --    --        --         --        (441)        (441)
  Proceeds from exercise
   of stock options.....       --        --       6   --         28        --         --            28
  Tax benefit from
   exercise of stock
   options..............       --        --     --    --          6        --         --             6
  Unrealized loss on
   restricted
   investments..........       --        --     --    --        --        (113)       --          (113)
  Net income............       --        --     --    --        --         --         475          475
                           -------  --------  -----   ---   -------      -----    -------      -------
Balance, at December 31,
 1994...................       112  $      1  9,431   $95   $58,590      $(113)   $ 8,753      $67,326
                           -------  --------  -----   ---   -------      -----    -------      -------
  Preferred stock
   dividends:
   Series B, $4.00 per
    share...............       --        --      29   --        112        --        (447)        (335)
  Proceeds from exercise
   of stock options.....       --        --       6   --         17        --         --            17
  Employee Stock
   Purchase Plan........       --        --      59     1       152        --         --           153
  Unrealized gain on
   restricted
   investments..........       --        --     --    --        --         106        --           106
  Net loss..............       --        --     --    --        --         --      (6,893)      (6,893)
                           -------  --------  -----   ---   -------      -----    -------      -------
Balance, at December 31,
 1995...................       112  $      1  9,525   $96   $58,871      $  (7)   $ 1,413      $60,374
                           =======  ========  =====   ===   =======      =====    =======      =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

  Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are engaged in the business of industrial waste management services involving treatment and disposal of industrial wastes; field services provided at customer sites; and specialized handling of laboratory chemicals and household hazardous wastes. The Company provides these services to a diversified customer base across the United States, primarily in the Northeast and Mid-Atlantic Regions.

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

  (b) Revenue Recognition

  The Company recognizes revenues and accrues the related cost of treatment and disposal upon the receipt of waste materials, except for incineration when revenue is recognized as waste is burned. Other revenues are recognized as the related costs are incurred.

  (c) Income Taxes

  Under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, business combinations accounted for by the purchase method, and provisions for doubtful accounts.

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

  (f) Restricted Investments

  The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), in 1994. Under this statement, some of the Company's debt securities are classified as "available for sale" and are recorded at current market value with an offsetting valuation adjustment, net of tax, in stockholders' equity. The remaining securities are classified as "held to

                     CLEAN HARBORS, INC. AND SUBSIDIARIES
maturity" and are recorded at amortized cost. In accordance with SFAS 115, financial statements from prior years have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115 in 1994.

  (g) Supplies Inventory

  Supplies inventory, stated at the lower of cost or market, is charged to operations on a first-in, first-out basis.

  (h) Property, Plant and Equipment

  Property, plant and equipment are stated at cost. The Company depreciates and amortizes the cost of these assets, less the estimated salvage value, using the straight-line method as follows:

                                                                      ESTIMATED
   ASSET CLASSIFICATION                                              USEFUL LIFE
   --------------------                                              -----------
   Buildings and improvements....................................... 5-30 years
   Vehicles and equipment........................................... 3-15 years
   Furniture and fixtures...........................................  5-8 years

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

  (j) Letters of Credit

  The Company utilizes letters of credit to provide collateral assurance to issuers of performance bonds for certain contracts; to assure regulatory authorities that certain funds will be available for corrective action activities at its hazardous waste management facilities, as described in Note 8(b) below; and to provide financial assurance to regulators of its captive insurance company. As of December 31, 1995 and 1994, the Company had outstanding letters of credit amounting to $7,535,000 and $7,492,000, respectively.

  As of December 31, 1995, the Company had no significant concentrations of credit risk.

  (k) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents, restricted investments, and long-term obligations approximate fair value. The Company believes similar terms for long-term obligations would be attainable. The fair value of restricted investments and senior notes is based on quoted market prices for these securities. At

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

December 31, 1995, the estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                               CARRYING  FAIR
                                                                AMOUNT   VALUE
                                                               -------- -------
   Cash and cash equivalents.................................. $   225  $   225
   Restricted investments.....................................   7,667    8,143
   Long-term obligations......................................  26,398   26,398
   Senior notes...............................................  50,000   25,063

(4) RESTRICTED INVESTMENTS

  Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that certain funds will be available for closure of those facilities, should a facility cease operation. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as collateral for its insurance policies and are restricted for future payment of insurance claims. At December 31, 1995, the amortized cost of these securities was $2,451,000. A valuation allowance of $22,000 was recorded to reflect the market value of $2,429,000, and a realized gain of $4,000 was reflected in net income for the year. The amortized cost of these securities held at December 31, 1994 was $1,731,000. A valuation allowance of $220,000 was recorded to reflect the market value of $1,511,000, and a realized loss of $1,000 was reflected in net income for the year. Investments held consist of fixed maturity and mortgage-backed securities. Fixed maturity securities, other than mortgage-backed securities, have contractual maturity dates after five years through ten years from December 31, 1995. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

  In addition, the Company deposited $5,000,000 with a commercial insurance company to provide for closure costs of the incinerator (see Note 5 below). These government debt securities, which mature in ten years, are classified as held-to-maturity and are reported at amortized cost due to the intent and ability of the Company to hold these securities to maturity. At December 31, 1995 the amortized cost of these securities was $5,207,000, while the market value was $5,683,000.

(5) BUSINESS ACQUISITIONS

  On May 12, 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, a wholly-owned affiliate of Amoco Oil Company. The incinerator is subject to the final permit requirements under the federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and has a RCRA "Part B" license issued by the Nebraska Department of Environmental Quality ("NDEQ"). The incinerator is located on a 600 acre site, which includes a landfill for disposal of the ash from the incinerator. The Company acquired the Kimball facility for $5,160,000.

  Under RCRA, an owner or operator of a "Part B" licensed facility must provide financial assurance that funds will be available for closure of the facility, should the facility cease operation. An owner or operator may satisfy the requirements for financial assurance by using one of several mechanisms allowed under RCRA: a trust fund, surety bond, letter of credit, insurance, financial test, or corporate guarantee. The mechanism chosen by the Company was insurance which has been approved by NDEQ. The Company has obtained two insurance policies: one covers closure of the incinerator, and the other covers closure of the landfill and the post-closure costs of caring for the site after the landfill is closed. Each insurance policy has a 30 year term.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

The NDEQ requires that the policy premiums through the year 2025 be prepaid by the Company to eliminate the risk that the policy might be canceled for failure to pay premiums some time in the future. The Company has also deposited funds into an escrow account as collateral for the insurance policies, which is restricted for future payment of insurance claims. Funds in the escrow account remain the property of the Company and are invested in long-term, fixed-rate interest bearing securities held as restricted investments.

  As of December 31, 1995, the Company had paid $1,805,000 for the premium on the insurance policy for the incinerator, and had deposited $5,000,000 into the escrow account. The premium on the insurance policy for the landfill is $2,000,000, payable in two installments of $1,000,000 each, and the Company was required to deposit $650,000 into the escrow account. During the fourth quarter of 1995, the Company paid the first $1,000,000 premium installment; the second installment is payable in September 1996. The Company made the $650,000 deposit into the escrow account in the first quarter of 1996. The Company is also obligated to deliver to the insurance company a letter of credit in the amount of $1,000,000, which will increase by $250,000 each quarter until the balance of the letter of credit is $3,006,000, to provide additional collateral under the two insurance policies.

  On September 30, 1994, the Company acquired the assets of a hazardous and nonhazardous oil reclamation facility located near Richmond, Virginia from Chemical Waste Management, Inc. ("ChemWaste") for $200,000 in cash and $200,000 in credits for future Company services. As of December 31, 1995 all credits had been used by ChemWaste.

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

  The results of operations of the Kimball incinerator, Spring Grove and the Richmond facility are included in the consolidated financial statements subsequent to the dates of acquisition by the Company. Pro forma information has not been included concerning these acquisitions since the assets and operations acquired were not material to those of the Company.

(6) INTANGIBLE ASSETS

  Below is a summary of intangible assets at December 31, 1995 and 1994 (in thousands):

                                                                 1995    1994
                                                                ------- -------
   Permits..................................................... $17,676 $17,536
   Goodwill....................................................  27,529  27,529
                                                                ------- -------
                                                                 45,205  45,065
   Less--accumulated amortization..............................   9,514   7,895
                                                                ------- -------
                                                                $35,691 $37,170
                                                                ======= =======

  Amortization expense approximated $1,619,000, $1,619,000, and $1,433,000 for the years 1995, 1994, and 1993, respectively. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. At this time, the Company believes that no significant impairment of goodwill or permits has occurred and that no reduction of the book value or estimated useful lives is warranted.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) OTHER ACCRUED EXPENSES

  Other accrued expenses consist of the following (in thousands):

                                                                  1995    1994
                                                                 ------- -------
   Insurance.................................................... $ 6,089 $ 3,985
   Other items..................................................  11,797   8,739
                                                                 ------- -------
                                                                 $17,886 $12,724
                                                                 ======= =======

(8) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS

  (a) Legal Matters

  In April, 1988, the Board of Selectman of Braintree, Massachusetts, approved a cease and desist order with respect to the handling of flammable materials stored at the Company's Braintree facility. The Board concluded that, when the Company purchased the land on which the Braintree facility is located, a license for the storage of flammable liquids was not conveyed as an incident of ownership. The Company petitioned the Massachusetts Land Court for a declaratory judgment that either the Company possesses such a license by operation of law or that the statute requiring the license is pre-empted by the pervasive state regulation of hazardous waste facilities. In March, 1994, the Land Court issued a favorable ruling, concluding that the statute is pre-empted by state hazardous waste laws and regulations and no local flammable storage license is required. The town has appealed this ruling, and has asked the Company to stipulate certain facts with respect to the other issues of the case so that a final appealable order can be issued by the Land Court. The Company has agreed to the stipulation but the Town has taken no further action.

  In December, 1991, the Company was asked to respond to an emergency cleanup after a motor vehicle struck a utility pole near the State University of New York at New Paltz, causing an electrical surge to overheat transformers which discharged toxic chemicals throughout various student dormitories and classroom buildings. The Company was hired by the State University of New York to perform technical supervisory and laboratory work for the cleanup. The actual work of cleaning the buildings was performed over approximately 15 months by other contractors hired by the State of New York. In March 1993, a group of students sued the Dormitory Authority of the State of New York ("DASNY") claiming that they were exposed to toxic chemicals when DASNY allowed them to reoccupy the buildings after the accident and prior to complete removal of the toxic chemicals, causing them increased risk of future illnesses. DASNY denied the students' claims but elected to sue the Company along with 16 other third-party defendants claiming that if DASNY is liable to the students, these third-party defendants should indemnify DASNY. The Company was hired by the State University of New York to perform representative sampling for toxic chemicals but, according to its contract, was not responsible for decisions as to when students should reoccupy the buildings. Nevertheless, in June 1994, the Company and the 16 other third parties were served with a third-party complaint filed in the Ulster County Superior Court by DASNY. In January 1996, the trial judge ruled that the plaintiffs were not entitled to proceed as a class action for the medical cost claims, but were entitled class action status for personal property losses. Since the personal property losses resulted directly from the explosions and fire, and occurred prior to the Company's involvement, the Company does not believe that it will incur any material liability as a result of this lawsuit. The Company has not received notice that the plaintiffs will appeal the trial judge's ruling.

  In the ordinary course of conducting its business, the Company becomes involved in environmentally related lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments against the Company. The Company does not believe that these proceedings, individually or in the aggregate, are material to its business.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

  As of December 31, 1995, the Company has been named in a number of lawsuits arising from the disposal of wastes by certain Company subsidiaries at 20 state and federal Superfund sites. Eleven of these cases involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"). As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, ChemWaste is paying all costs of defending the Natick and Braintree subsidiaries in these 11 cases, including legal fees and settlement costs. Three cases involve Mr. Frank, Inc. and one case involves Connecticut Treatment Center ("CTC"). Southdown, Inc., from which the Company bought CTC, has agreed to indemnify the Company with respect to any liability for waste disposed of by CTC before the Company acquired CTC, and the sellers of Mr. Frank, Inc. agreed to a limited indemnity against certain environmental liabilities arising from prior ownership of Mr. Frank, Inc.

  The remaining five pending cases involve subsidiaries which the Company acquired in January 1989, when it purchased all of the outstanding shares of ChemClear Inc., a publicly traded company ("ChemClear"). The Company is unable to predict accurately its potential liability with respect to these cases, but believes that any future settlement costs will not be material to the Company's operations or financial position.

  Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other potentially responsible parties ("PRPs") at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1995, the Company had accrued environmental costs of $405,000 for cleanup of Superfund sites. Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

  (b) Environmental Matters

  Under the RCRA, every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from EPA or an authorized state agency and must comply with certain operating requirements. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on-site study and cleanup activities, known as "corrective action", including detailed compliance schedules and provisions for assurance of financial responsibility.

  The EPA or applicable state agency have begun RCRA corrective action investigations at the Company's RCRA licensed facilities in Bristol, Connecticut; Maryland; Chicago, Illinois; Braintree, Massachusetts; Natick, Massachusetts, and Woburn, Massachusetts. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and South Portland, Maine. The Company spent approximately $790,000 in 1995 and $471,000 in 1994 on corrective action at the foregoing facilities. Two RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio were acquired from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site arising from prior ownership, including the cost of corrective action.

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

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

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

  (d) Other Commitments

  In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired their existing improvements in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the ChemWaste site will allow the Company to develop new product lines not currently handled at the Company's existing Chicago facility. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. In addition, ChemWaste is entitled to a maximum of $700,000 in credits for future Company services, the credits are to be utilized over a 5 year period.

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

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

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

  In connection with the sale of the Senior Notes, the Company amended the terms of two 8% subordinated convertible notes, in the amounts of $3,500,000 and $1,500,000, respectively. The two notes were collateralized by liens on certain Company assets, and are convertible into common stock at $15 and $10 per share, respectively. The holder of these two notes agreed to exchange such notes for new 10% Senior Convertible Notes, with less restrictive covenants than the prior notes. The new notes rank pari passu with the Senior Notes and have covenants identical to the Senior Note covenants. Principal of the two Senior Convertible Notes is payable in five equal installments of $1,000,000, which began on October 31, 1995 and end on October 31, 1999. The Company has the option to convert such notes into common stock at $25 per share.

  On June 30, 1992, the Company acquired all of the outstanding shares of Connecticut Treatment Corporation ("CTC"), a hazardous waste treatment, storage and disposal facility located in Bristol, Connecticut, from SETS in exchange for $500,000 in cash and a promissory note in the amount of $1,883,000. The first principal installment on the note was $376,600, which was paid on June 30, 1993, with installments of $94,150 due at the end of each quarter thereafter, until the remaining balance is paid in full. The note bears interest at the corporate base rate announced by The First National Bank of Boston (the "Bank") (8.5% at December 31, 1995) plus 2%.

  At December 31, 1994, the Company had a $35,000,000 revolving credit facility with three banks. In connection with the acquisition of the Kimball, Nebraska hazardous waste incineration facility in May 1995, the Company entered into a new $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with another financial institution, which replaced the bank credit facility. The Loan Agreement originally provided for a $35,000,000 revolving credit portion (the "Revolver") and a $10,000,000 term promissory note (the "Term Note"). On March 20, 1996, the Loan Agreement was amended to increase the Term Loan from its amortized balance of $8,333,000 to $15,000,000 and decrease the revolving credit portion to $30,000,000. This change in structure allows for greater availability under the Loan Agreement. The new Term Note is payable in 60 monthly installments, commencing April 1, 1996. Monthly principal payments are $250,000. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit. Letters of credit may not exceed $20,000,000 at any one time. The Revolver requires the Company to pay a line fee of one half of one percent on the unused portion of the line. The Revolver has a three-year term with an option to renew annually.

  At December 31, 1995, the balance of the Term Note was $8,833,000, the Revolver balance was $12,553,000, and the letters of credit outstanding were $7,535,000.

  The Loan Agreement allows for up to 80% of the outstanding balance of the combined Revolver and Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement is collateralized by substantially all of the Company's assets. The Loan Agreement provides for certain covenants including, among others, limitations on working capital and minimum adjusted net worth. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. At December 31, 1995, the Company did not have the level of borrowing availability required in order to make principal and interest payments due within sixty days thereof, and it has obtained a waiver needed in order to make such payments.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

  The following table is a summary of the Company's long-term debt obligations reflecting the transactions discussed above.

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
Long-term obligations consist of the following:
  Revolving credit agreement with three banks, collateralized
   by substantially all assets.................................     --  $ 7,706
  Revolving credit agreement with a finance company, bearing interest at the Eurodollar Rate (5.75% at December 31, 1995)
   plus 3.0%, or the "prime" rate (8.75% at December 31, 1995)
   plus 1.50%, collateralized by substantially all assets...... $12,553     --
  Term note payable, bearing interest at the Eurodollar rate
   (5.75% at December 31, 1995) plus 3.0%......................   8,833     --
  Senior notes payable, bearing interest at 12.50%.............  50,000  50,000
  Senior convertible notes bearing interest at 10%.............   4,000   5,000
  Junior subordinated note payable to Southdown Environmental
   Treatment Systems, Inc. bearing interest at the Bank's base
   rate plus 2%................................................     565     942
  Junior subordinated notes to the former owners of Mr. Frank,
   Inc. bearing interest at the Bank's base rate plus 1%.......      48      75
  Obligations under capital leases.............................     399     542
  Other long-term obligations..................................     --       12
                                                                ------- -------
                                                                 76,398  64,277
  Less--current maturities.....................................   3,605   1,715
  Less--unamortized financing costs............................   2,402   2,097
                                                                ------- -------
Long-term obligations.......................................... $70,391 $60,465
                                                                ======= =======

  Below is a summary of minimum payments due under the Company's long-term obligations (in thousands), exclusive of obligations under capital leases discussed in Note 10:

   YEAR                                                                 AMOUNT
   ----                                                                --------
   1996............................................................... $  3,404
   1997...............................................................    3,209
   1998...............................................................   15,553
   1999...............................................................    3,000
   2000...............................................................      833
   Thereafter.........................................................   50,000
                                                                       --------
   Total minimum payments due under long-term
    obligations including current maturities.......................... $ 75,999
                                                                       ========

(10) LEASES

  (a) Capital Leases

  The Company possesses certain equipment under capital leases. The capitalized cost of this equipment was $7,040,000 and $6,844,000 with related accumulated amortization of $6,180,186 and $5,387,000 at

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

December 31, 1995 and 1994, respectively. The obligations of the Company under such leases are collateralized by the leased equipment.

  Future minimum lease payments under capital leases are as follows (in thousands):

   YEAR                                                                   AMOUNT
   ----                                                                   ------
   1996.................................................................. $ 225
   1997..................................................................   171
   1998..................................................................    38
   1999..................................................................   --
   2000..................................................................   --
   Thereafter............................................................   --
                                                                          -----
     Total minimum lease payments........................................ $ 434
   Less--amounts representing interest...................................    35
                                                                          -----
     Present value of minimum lease payments............................. $ 399
                                                                          =====

  (b) Operating Leases

  The Company leases facilities and personal property under certain operating leases in excess of one year. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Future minimum lease payments under operating leases are as follows (in thousands):

   YEAR                                                                  AMOUNT
   ----                                                                  -------
   1996................................................................. $ 2,467
   1997.................................................................   1,889
   1998.................................................................   1,545
   1999.................................................................   1,322
   2000.................................................................   1,154
   Thereafter...........................................................   3,690
                                                                         -------
                                                                         $12,067
                                                                         =======

  During the years 1995, 1994 and 1993 rent expense was approximately $14,120,000, $14,182,000, and $9,796,000, respectively. The Company has entered into an agreement to sublease its Bedford, Massachusetts facility. See
Note 17 below.

(11) FEDERAL AND STATE INCOME TAXES

  The provision for income taxes consists of the following (in thousands):

                                                       1995     1994     1993
                                                      -------  -------  -------
Federal: Current..................................... $   --   $ 1,941  $   958
    Deferred.........................................  (3,057)    (699)   1,222
State:Current........................................     --       721      995
    Deferred.........................................    (138)    (344)    (530)
                                                      -------  -------  -------
Net provision for (benefit from) income taxes........ $(3,195) $ 1,619  $ 2,645
                                                      =======  =======  =======

  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method,

                     CLEAN HARBORS, INC. AND SUBSIDIARIES
deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  The sources of significant timing differences which gave rise to deferred taxes were as follows (in thousands):

                                                         1995     1994    1993
                                                        -------  -------  -----
Accelerated depreciation............................... $   --   $  (508) $ 501
Provision for doubtful accounts........................    (181)     (54)    88
Vacation accrual.......................................     --        67     88
Rent holiday...........................................     --      (107)   (28)
Insurance reserves.....................................    (302)    (163)  (127)
Litigation.............................................     228       57     98
Tax attributes, net of valuation allowance.............   2,582     (271)   639
Permits................................................     224     (242)   --
Other..................................................     644      178   (567)
                                                        -------  -------  -----
Total deferred tax provision (benefit)................. $ 3,195  $(1,043) $ 692
                                                        =======  =======  =====

  The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

                                                              1995   1994  1993
                                                             ------  ----  ----
Statutory rate.............................................. (34.0)% 34.0% 34.0%
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal benefit................   (0.9)  7.0   5.0
  Goodwill amortization.....................................    2.0   7.4   4.7
  Other permanent differences...............................    1.2    .5   3.9
  Valuation allowance adjustment............................    --    --   (1.8)
                                                             ------  ----  ----
Net provision for (benefit from) income taxes............... (31.7)% 48.9% 45.8%
                                                             ======  ====  ====

  The components of the total deferred tax asset at December 31, 1995 and 1994 were as follows (in thousands):

                                                                1995     1994
                                                               -------  -------
Current:
  Provision for doubtful accounts............................. $   418  $   598
  Litigation accruals.........................................     655      437
  Miscellaneous...............................................     922      371
Deferred:
  Accrued rent holiday........................................     --       223
  Insurance reserve...........................................     471    1,328
  Other.......................................................     175      255
  Various tax attributes......................................   8,681    5,496
  Valuation allowance.........................................    (779)    (763)
                                                               -------  -------
  Total deferred tax asset.................................... $10,543  $ 7,945
                                                               =======  =======

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

  The components of the total deferred tax liability at December 31, 1995 and 1994 were as follows (in thousands):

                                                                 1995     1994
                                                                -------  ------
Deferred:
  Permits...................................................... $ 2,438  $2,883
  Property, plant and equipment................................   5,690   5,842
                                                                -------  ------
  Total deferred tax liability.................................   8,128   8,725
                                                                -------  ------
Net deferred tax (asset) liability............................. $(2,415) $  780
                                                                =======  ======

  Realization of the deferred tax assets is dependent on generating sufficient taxable income to offset the assets in the foreseeable future. Although realization is not assured, management believes it is more likely than not that a majority of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

  For federal income tax purposes at December 31, 1995, as a result of the acquisition of ChemClear, the Company has regular tax net operating loss carryforwards of $3,333,000 and alternative minimum tax net operating loss carryforwards of $2,712,000, which may be used to offset future taxable income, if any, of the former ChemClear entities, subject to certain limitations. These net operating loss carryforwards expire commencing in 2002.

(12) STOCKHOLDERS' EQUITY

  (a) Stock Option Plans

  In 1987, the Company adopted a nonqualified stock option plan (the "1987 Plan"). In 1992, the Company adopted a nonqualified equity incentive plan which provides for a variety of incentive awards, including stock options (the "1992 Plan"). As of December 31, 1995, all awards under the 1992 Plan were in the form of nonqualified stock options. These options generally become exercisable after a period of one to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 1995, the Company had reserved 955,600 and 800,000 shares of common stock for issuance under the 1987 and 1992 Plans, respectively.

  Under the terms of the 1987 and 1992 Plans, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. The difference between the exercise price and fair market value at the date of grant is charged to operations ratably over the option vesting period. No options were granted during 1995, 1994 and 1993 with exercise prices lower than the fair market value of the common stock at the date of grant.

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

  On May 12, 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock has been reserved for offering to

                     CLEAN HARBORS, INC. AND SUBSIDIARIES
employees over a period of five years, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2000. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. As of December 31, 1995, 59,000 shares of common stock had been purchased under the ESPP.

  Below is a summary of the stock option activity under the 1987 and 1992 Plans through December 31, 1995:

                                                       NUMBER OF  EXERCISE PRICE
                                                        SHARES      PER SHARE
                                                       ---------  --------------
Outstanding at December 31, 1992...................... 1,060,495    $2.70-15.00
                                                       ---------    -----------
Exercisable at December 31, 1992......................   475,563    $2.70-10.00
                                                       ---------    -----------
  Granted.............................................   445,750     7.00-15.00
  Exercised...........................................   (98,457)    2.70- 8.25
  Forfeited...........................................  (517,867)    6.50-15.00
                                                       ---------    -----------
Outstanding at December 31, 1993......................   889,921    $2.70-15.00
                                                       ---------    -----------
Exercisable at December 31, 1993......................   398,969    $2.70-10.00
                                                       ---------    -----------
  Granted.............................................   462,138    $6.00- 8.25
  Exercised...........................................    (5,453)    2.70- 7.65
  Forfeited...........................................  (284,729)    6.00-12.00
                                                       ---------    -----------
Outstanding at December 31, 1994...................... 1,061,877    $2.70-13.50
                                                       ---------    -----------
Exercisable at December 31, 1994......................   337,941    $2.70-13.50
                                                       ---------    -----------
  Granted.............................................   362,120    $3.00- 3.94
  Exercised...........................................    (5,556)    2.70- 2.70
  Forfeited...........................................  (131,450)    6.00- 9.25
                                                       ---------    -----------
Outstanding at December 31, 1995...................... 1,286,991    $2.70-13.50
                                                       =========    ===========
Exercisable at December 31, 1995......................   468,458    $2.70-13.50
                                                       =========    ===========

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

  (c) Preferred Stock

  On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $.01 par value ("Preferred Stock"), for the acquisition of Spring Grove. The liquidation value of each preferred share

                     CLEAN HARBORS, INC. AND SUBSIDIARIES
is the liquidation preference of $50 plus unpaid dividends. Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $18.63. The Company has the option to redeem such Preferred Stock at liquidation value plus a redemption premium of 6%, if the redemption occurs on or before August 16, 1996; thereafter, the redemption premium declines 1% each year. Each preferred share entitles its holder to receive a cumulative annual cash dividend, which was $3.50 per share from February 16, 1993 to February 16, 1994 and $4.00 per share thereafter, or at the election of the Company, a common stock dividend of equivalent value.

  Dividends on the Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. The Company elected to pay the October 15, 1995 dividend in common stock with a market value equal to the amount of the dividend payable. The market value of the common stock as of the October 1, 1995 record date of such dividend was $3.8375. Accordingly, on October 12, 1995 the Company issued 29,187 shares of common stock to the holders of the Preferred Stock. The Company anticipates that the Preferred Stock dividends payable through 1996 will be paid in common stock.

(13) EMPLOYEE BENEFIT PLAN

  The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation, a portion of which is matched by the Company. During the years 1995, 1994 and 1993, the Company's nonelective contributions aggregated approximately $834,000, $825,000, and $743,000, respectively.

(14) RELATED PARTY TRANSACTIONS

  The Company leases certain facilities from a partnership of which the Company's principal stockholder is a limited partner. Under the terms of the lease, the Company agreed to make aggregate lease payments of $5,633,000 from the inception of the lease through June 1, 1996. In addition, the Company has an option to renew the lease for a five-year period. Total rent expense charged to operations was $703,000 during each of the years in the three-year period ended December 31, 1995. See Note 10 for further discussion of lease commitments. The Company has subleased a portion of these facilities to an unrelated third party.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(15) QUARTERLY DATA (UNAUDITED)

                                    FIRST     SECOND     THIRD     FOURTH
                                   QUARTER    QUARTER   QUARTER    QUARTER
                                  ---------  --------- ---------  ---------
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1995
Revenue..........................   $47,150    $54,899   $54,398    $52,803
Income (loss) from operations....       815      2,549       311     (5,106)(a)
Net income (loss) before
 extraordinary item..............      (590)       203    (1,200)    (5,306)
Net income (loss)................      (590)       203    (1,200)    (5,306)
Net income (loss) per common and
 common equivalent share.........      (.07)       .01      (.14)      (.57)
1994
Revenue..........................   $51,285    $49,683   $53,258    $52,847
Income (loss) from operations....     2,925      4,083     3,855       (117)(b)
Net income (loss) before
 extraordinary item..............       597      1,251     1,082     (1,235)
Net income (loss)................       597      1,251      (138)    (1,235)
Net income (loss) per common and
 common equivalent share before
 extraordinary item..............       .05        .12       .10       (.14)
Extraordinary item...............       --         --       (.13)       --
Net income (loss) per common and
 common equivalent share.........   $   .05    $   .12   $  (.03)   $  (.14)

--------
(a) Reflects a one-time, charge of $4,247,000 in connection with the re-engineering of the Company's operations and the write-down of nonperforming assets as well as the sale of certain non-core properties.
(b) Reflects a one-time, noncash charge of $1,035,000 for the write-off of leasehold improvements and machinery.

  The above information reflects all adjustments that are necessary to fairly state the results of the interim periods presented. Any adjustments required are of a normal recurring nature.

(16) EXTRAORDINARY ITEM

  As described in Note 9 above, during the third quarter of 1994, the Company completed a public offering of $50,000,000 of Senior Notes, and used the net proceeds to prepay substantially all of the Company's debt. The refinancing resulted in approximately $2,043,000 of expense relating to the early retirement of outstanding debt, and an extraordinary charge of $1,220,000 ($.13 per share), net of income tax benefit, for redemption premiums paid to the holders of the prepaid debt and for the write-off of deferred financing costs.

(17) NONRECURRING CHARGES

  During the fourth quarter of 1995, the Company recorded a $4,247,000 nonrecurring charge in connection with the reengineering of the Company's operations and the write-off of a non-performing asset, as well as the anticipated losses on the sale of certain non-core properties. Under the reengineering program, the Company has closed or downsized small, satellite offices; reduced employment levels; downsized and relocated the laboratory to its waste handling facility in Braintree, Massachusetts; and will be relocating its corporate headquarters to a new location in Braintree, Massachusetts in the Spring of 1996. The components of the nonrecurring charge are as follows:

      Severence and related costs.................................. $ 1,097,000
      Write-off of non-performing asset............................   1,110,000
      Real estate related charges..................................   2,040,000
                                                                    -----------
                                                                    $ 4,247,000

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  During the fourth quarter of 1994, the Company renegotiated its lease on its corporate headquarters in Quincy, Massachusetts, such that the lease would terminate on or before December 31, 1995. The Company relocated its corporate headquarters to Braintree, Massachusetts in the spring of 1995. In addition, the Company has vacated laboratory space it rents in Bedford, Massachusetts, and is subleasing the space. As a result, the Company recorded a one-time, noncash charge of $1,035,000 before taxes for the write-off of leasehold improvements at the two locations.

                                                                    SCHEDULE II

                     CLEAN HARBORS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                (IN THOUSANDS)

                                                   ADDITIONS
                                          BALANCE  CHARGED TO DEDUCTIONS  BALANCE
                                         BEGINNING OPERATING     FROM     END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS          OF PERIOD  EXPENSE   RESERVES(A) PERIOD
-------------------------------          --------- ---------- ----------- -------
  1993..................................  $1,592      $709       $929     $1,372
  1994..................................   1,372       776        653      1,495
  1995..................................   1,495       380        831      1,044

--------
(a) Amounts deemed uncollectible, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

  The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 1996.

  For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report

                                                                          PAGE
                                                                          -----
1.Financial Statements:
 Report of Independent Accountants.......................................  32
 Consolidated Statements of Income for the Three Years Ended December 31,
  1995...................................................................  33
 Consolidated Balance Sheets, December 31, 1995 and 1994................. 34-35
 Consolidated Statements of Cash Flows for the Three Years Ended December
  31, 1995............................................................... 36-37
 Consolidated Statements of Stockholders' Equity for the Three Years
  Ended December 31, 1995................................................  38
 Notes to Consolidated Financial Statements.............................. 39-54
2.Financial Statement Schedules:
 Schedule II--Valuation and Qualifying Accounts..........................  55

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

                                                                    LOCATION
 ITEM NO.                      DESCRIPTION                         SEE NOTE:
 --------                      -----------                         ---------
  3.1     Restated Articles of Organization of Clean Harbors,
          Inc. and amendments thereto.........................        (1)
  3.2     Certificate of Vote of Directors Establishing a
          Series of a Class of Stock
          (Series B Convertible Preferred Stock)..............        (2)
  3.4A    Amended and Restated By-laws of Clean Harbors,              (3)
          Inc. ...............................................
  4.1     Senior Note Indenture dated as of August 4, 1994,
          between Clean Harbors, Inc., the Guarantor
          Subsidiaries of the Company, and Shawmut Bank, N.A.,
          as trustee for the holders of the Company's 12.50%
          Senior Notes due May 15, 2001.......................        (4)
  4.2     Loan and Security Agreement dated May 8, 1995 by and
          between Congress Financial Corporation (New England)
          and the Company's Subsidiaries as Borrowers.........        (5)
  4.3     Term Promissory Note dated May 8, 1995 from the
          Company's Subsidiaries as Debtors to Congress
          Financial Corporation (New England) in the amount of
          $10,000,000.........................................        (5)
  4.4     Guarantee dated May 8, 1995 by Clean Harbors, Inc.
          to Congress Financial Corporation (New England) of
          the obligations of the Company's Subsidiaries under
          the Financing Agreements............................        (5)
  4.5     General Security Agreement dated May 8, 1995 by
          Clean Harbors, Inc. in favor of Congress Financial
          Corporation (New England)...........................        (5)
  4.6     Letter Agreement dated November 21, 1995 by and
          between Congress Financial Corporation (New England)
          and the Company's Subsidiaries as Borrowers.........   Filed herewith
  4.7     Second Amendment to Financing Agreements dated March
          20, 1996 by and between Congress Financial
          Corporation (New England), the Company's
          Subsidiaries as Borrowers and Clean Harbors, Inc. as
          guarantor...........................................   Filed herewith
  4.8     Amended and Restated Term Promissory Note dated
          March 20, 1996 from the Company's Subsidiaries as
          Debtors to Congress Financial Corporation
          (New England) in the amount of $15,000,000..........   Filed herewith
 10.35    Stock Purchase Agreement among Clean Harbors, Inc.,
          Southdown Environmental Treatment Systems, Inc. and
          Southdown, Inc. dated as of June 23, 1992...........        (2)
 10.36    Stock Purchase Agreement among Clean Harbors, Inc.,
          Southdown Environmental Treatment Systems, Inc. and
          Southdown, Inc. dated as of February 16, 1993.......        (2)
 10.37    Clean Harbors, Inc. 1987 Stock Option Plan..........        (6)
 10.38    Clean Harbors, Inc. 1992 Equity Incentive Plan......        (6)
 10.39    Asset Purchase Agreement among Clean Harbors of
          Chicago, Inc., Clean Harbors, Inc., CWM Chemical
          Services, Inc. and Chemical Waste Management, Inc.
          dated as of January 30, 1995........................        (7)
 10.40    Asset Purchase Agreement among Clean Harbors
          Technology Corporation, Clean Harbors Inc. and Ecova
          Corporation dated as of March 31, 1995..............        (5)

 ITEM NO.                       DESCRIPTION                           LOCATION
 --------                       -----------                           --------
  10.41   Disposal Services Agreement by and between Chemical
          Waste Management, Inc. and its subsidiary and
          affiliated companies and Clean Harbors Environmental
          Services, Inc. and its affiliated companies dated as
          of
          October 31, 1995......................................   Filed herewith
  11      Statement re computation of Net Income (Loss) per        Filed herewith
          Share.................................................
  21      Subsidiaries..........................................   Filed herewith
  23      Consent of Independent Accountants....................   Filed herewith
  24      Power of Attorney for Christy W. Bell, John F. Kaslow,
          Daniel J. McCarthy, John J. Preston, and Lorne R.
          Waxlax................................................   Filed herewith
  27      Financial Data Schedule...............................   Filed herewith

--------
(1) Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement (No. 33-17565).

(2) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1992.

(3) Incorporated by reference to Exhibit 3.4A to the Company's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991.

(4) Incorporated by reference to Exhibit 4.1 to the Company's Form S-2 Registration Statement (No. 33-54191).

(5) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period Ended June 30, 1995.

(6) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1993.

(7) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1994.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 28, 1996.

                                          CLEAN HARBORS, INC.


                                          By:       /s/ Alan S. McKim
                                              ---------------------------------
                                                        ALAN S. MCKIM
                                                   CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

          /s/ Alan S. McKim             Chairman of the         March 28, 1996
-------------------------------------    Board of Directors,
            ALAN S. MCKIM                President and Chief
                                         Executive Officer

       /s/ Stephen H. Moynihan          Vice President and      March 28, 1996
-------------------------------------    Treasurer
         STEPHEN H. MOYNIHAN             (principal financial
                                         and accounting
                                         officer)

                  *                     Director                March 28, 1996
-------------------------------------
           CHRISTY W. BELL

                  *                     Director                March 28, 1996
-------------------------------------
           JOHN F. KASLOW

                  *                     Director                March 28, 1996
-------------------------------------
         DANIEL J. MCCARTHY

                  *                     Director                March 28, 1996
-------------------------------------
           JOHN T. PRESTON

                  *                     Director                March 28, 1996
-------------------------------------
           LORNE R. WAXLAX

*By:    /s/ Alan S. McKim
    ---------------------------------
            ALAN S. MCKIM
          ATTORNEY-IN-FACT