Form 10-K/A
period 1995-12-31
CLEAN HARBORS INC
filed 1996-04-17
CIK 822818

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION MARCH 28, 1996

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 SIGNATURE


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSON ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----
       /s/ Stephen H. Moynihan          Vice President and      April 17, 1996
- -------------------------------------    Treasurer
         STEPHEN H. MOYNIHAN             (principal
                                         financial and
                                         accounting officer)