Form 10-Q
period 1996-03-31
CLEAN HARBORS INC
filed 1996-05-13
CIK 822818

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1996
                             -----------------------

                         Commission File Number 0-16379

                               CLEAN HARBORS, INC.

             (Exact name of registrant as specified in its charter)

        Massachusetts                                 04-2997780
     (State of Incorporation)                (IRS Employer Identification No.)

     1501 Washington Street, Braintree, MA                            02184
     (Address of Principal Executive Offices)                       (Zip Code)

                            (617) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.          Yes      X    No
                           -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                        9,630,370
     ---------------------------------     --------------------------------
                 (Class)                      (Outstanding at May 7, 1996)

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
              (in thousands except for earnings per share amounts)

                                               THREE MONTHS ENDED
                                                      MARCH 31,
                                               ------------------
                                                 1996       1995
                                                -------   -------
    Revenues                                    $45,736   $47,150

    Cost of revenues                             34,882    34,852

    Selling, general and
      administrative expenses                     9,174     9,010

    Depreciation and amortization                 2,527     2,473
                                                -------   -------
    Income (loss) from operations                  (847)      815

    Interest expense, net                         2,139     1,972
                                                -------   -------
    Loss before benefit from income taxes        (2,986)   (1,157)

    Benefit from income taxes                    (1,344)     (567)
                                                -------   -------

    Net loss                                    $(1,642)  $  (590)
                                                =======   =======

    Net loss per common and                     $  (.18)  $  (.07)
     common equivalent share                    =======   =======

    Weighted average common and
     common equivalent shares
      outstanding                                 9,560     9,445
                                                =======   =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              MARCH 31,      DECEMBER 31,
                                                1996             1995
                                            (Unaudited)
                                            -----------      ------------
  ASSETS
  Current assets:
        Cash                                $    252           $    225
        Restricted investments                 1,752              2,460
        Accounts receivable, net of
          allowance for doubtful accounts     44,583             48,417
        Prepaid expenses                       2,174              2,039
        Supplies inventories                   3,049              2,970
        Income tax receivable                    800                722
        Deferred tax asset                     3,759              2,415
                                            --------           --------
             Total current assets             56,369             59,248

  Property, plant and equipment:
        Land                                   8,380              8,364
        Buildings and improvements            39,895             39,770
        Vehicles and equipment                77,751             77,384
        Furniture and fixtures                 2,155              2,155
        Construction in progress               1,551              1,317
                                            --------           --------
                                             129,732            128,990
  Less - Accumulated depreciation
          and amortization                    56,361             54,256
                                            --------           --------
        Net property, plant and equipment     73,371             74,734
                                            --------           --------
  Other assets:
        Restricted investments                 5,950              5,207
        Goodwill, net                         22,023             22,202
        Permits, net                          13,264             13,489
        Other                                  3,475              3,436
                                            --------           --------
             Total other assets               44,712             44,334
                                            --------           --------
  Total assets                              $174,452           $178,316
                                            ========           ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         MARCH 31,      DECEMBER 31,
                                                           1996             1995
                                                       (Unaudited)
                                                       -----------      ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term
        obligations                                     $  4,599           $  3,605
      Accounts payable                                    17,456             18,614
      Accrued disposal costs                               7,016              7,446
      Other accrued expenses                              16,899             17,886
                                                        --------           --------
             Total current liabilities                    45,970             47,551
                                                        --------           --------
    Long-term obligations, less
      current maturities                                  69,761             70,391

   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued and
          outstanding - none                                 ---                ---
        Series B Convertible;
          Authorized-156,416 shares; Issued and
          outstanding 112,000 shares at March 31,
          1996 and December 31, 1995 (liquidation
          preference of $5.6 million)                          1                  1
      Common Stock, $.01 par value
          Authorized - 20,000,000 shares;
          Issued and outstanding - 9,567,547 shares
          at March 31, 1996 and 9,524,676 shares
          at December 31, 1995                                96                 96
      Additional paid-in capital                          58,983             58,871
      Unrealized loss on restricted investments,
          net of tax                                         (18)                (7)
      Retained earnings (accumulated deficit)               (341)             1,413
                                                        --------           --------
       Total stockholders' equity                         58,721             60,374
                                                        --------           --------
   Total liabilities and stockholders' equity           $174,452           $178,316
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

                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                              1996        1995
                                                             ------      ------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                            $(1,642)    $ (590)
         Adjustments to reconcile net loss to net cash
           provided by operating activities:
               Depreciation and amortization                   2,527      2,473
               Deferred income taxes                          (1,344)       ---
               Allowance for doubtful accounts                   133       (189)
               Amortization of deferred financing costs          154         86
               Gain on sale of fixed assets                       (2)        (5)
         Changes in assets and liabilities:
               Accounts receivable                             3,701      3,375
               Refundable income taxes                           (78)      (770)
               Prepaid expenses                                 (135)      (288)
               Supplies inventories                              (79)        52
               Accounts payable                               (1,158)    (1,362)
               Accrued disposal costs                           (430)      (604)
               Other accrued expenses                           (987)       374
                                                             -------     ------
         Net cash provided by operating activities               660      2,552
                                                             -------     ------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment             (756)    (1,938)
         Increase in permits                                     ---        (26)
         Proceeds from sale and maturities of restricted
               investments                                       689         10
         Cost of restricted investments acquired                (743)      (323)
         Increase in other assets                                (35)    (1,752)
         Proceeds from sale of fixed assets                        2          5
                                                             -------     ------
          Net cash used in investing activities                 (843)    (4,024)
                                                             -------     ------




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                    UNAUDITED
                                 (in thousands)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                              1996        1995
                                                             ------      ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
         Preferred stock dividend distribution                   ---       (112)
         Issuance of long-term debt                            6,667        ---
         Net borrowings (payments) under long-term
            revolver                                          (5,758)     1,463
         Payments on long-term obligations                      (652)      (196)
         Additions to deferred financing costs                   (47)      (218)
                                                             -------     ------
         Net cash provided by financing activities               210        937
                                                             -------     ------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              27       (535)
         Cash and equivalents, beginning of year                 225      1,000
                                                             -------     ------
         Cash and equivalents, end of period                 $   252     $  465
                                                             =======     ======
    Supplemental Information:
         Non cash investing and financing activities:
           Stock dividend on preferred stock                 $   112        ---



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       (5)

                                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  UNAUDITED
                                                (in thousands)


                                  Series B
                              Preferred Stock   Common Stock
                              ---------------  --------------
                                                                                              Retained
                               Number  $0.01   Number  $0.01   Additional  Unrealized Loss    Earnings        Total
                                 of     Par      of     Par     Paid-In       on Restric    (accumulated   Stockholders'
                               Shares  Value   Shares  Value    Capital       Investments      deficit)       Equity
                               ------  -----   ------  -----    -------       -----------   ------------   -------------
   Balance at
     December 31, 1995            112    $ 1    9,525    $96    $58,871          $ (7)         $ 1,413        $60,374

   Preferred stock dividends:
     Series B                     ---    ---       43     --        112           ---             (112)           ---

   Change in unrealized loss on
     restricted investments,
     net on tax                   ---    ---       --     --         --           (11)              --            (11)

   Net Loss                       ---    ---      ---     --        ---           ---           (1,642)        (1,642)
                                  ---    ---    -----    ---    -------          ----          -------        -------

   Balance at
     March 31, 1996               112    $ 1    9,568    $96    $58,983         $(18)            $(341)       $58,721
                                  ===    ===    =====    ===    =======         ====             =====        =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the three months ended March 31, 1996 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in Clean Harbors' Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is based on net income less preferred stock dividend requirements divided by the weighted average number of common and common equivalent shares outstanding during each of the respective periods. Fully diluted net income per common share has not been presented as the amount would not differ significantly from that presented. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in periods where there are earnings.

                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES

     Revenues for the first quarter of 1996 were $45,736,000, down 3% as compared to revenues of $47,150,000 for the first quarter of the prior year. The revenue decline was due to a variety of secular trends impacting both price and volume: competitive industry pricing; continuing efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; and shipment by generators of waste direct to the ultimate treatment or disposal location. The Company has responded to these industry trends in several ways, primarily by modernizing the Company's facilities to offer more technologically advanced waste treatment alternatives, such as the Kimball incinerator in Nebraska and the Clean Extraction System in Baltimore.

     During the first quarter of 1996, the unusually harsh winter weather throughout the entire Northeast and Mid-Atlantic regions significantly affected revenues as many of the Company's client industries postponed field service work. The inclement weather also disrupted waste pick-ups from customers thereby causing a drop in volumes being processed at the waste management facilities.

                                       (8)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     At March 31, 1996, the Company had service centers and sales offices located in 24 states and Puerto Rico, and operated 12 waste management facilities. The following table sets forth, for the periods indicated, the Company's revenues by region, based upon the locations of its service centers as of March 31, 1996.


                        Service Center Revenues By Region
                   For The Five Quarters Ended March 31, 1996
                            (in thousands; unaudited)

                  --------------------1995-------------------          --1996--
                  3/31/95    6/30/95     9/30/95     12/31/95           3/31/96
                  -------    -------     -------     --------           -------
Northeast         $19,693    $21,449     $20,275      $21,362           $17,617

Mid-Atlantic       15,367     16,817      17,317       16,817            13,052

Central             7,138      9,450       9,388        8,936             8,920

Midwest             4,952      7,183       7,418        5,688             6,147
                  -------    -------     -------      -------           -------
Total             $47,150    $54,899     $54,398      $52,803           $45,736



     The Company has expanded its sales force in the Southern, Gulf Coast and West Coast regions. In addition, the first quarter of 1996 reflects new capabilities in the Midwest region with the expanded Chicago waste treatment facility and the Kimball incinerator in Nebraska.

                                      (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.


                                          Percentage Of Total Revenues
                                        ------------------------------------
                                               Three months ended
                                                     March 31,
                                               ------------------
                                                 1996      1995
                                                 ----      ----
Revenues                                        100.0%    100.0%
Cost of revenues:
  Disposal costs paid to third parties           13.2      16.6
  Other costs                                    63.1      57.3
                                                -----     -----
  Total cost of revenues                         76.3      73.9
Selling, general and administrative
  expenses                                       20.1      19.1
Depreciation and amortization
  of intangible assets                            5.5       5.2
Income (loss) from operations                    (1.9)      1.7

Other Data:
- ----------
Earnings Before Interest, Taxes,
  Depreciation and Amortization
  (EBITDA) (in thousands)                      $1,680    $3,288

COST OF REVENUES

     One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs decreased to 13.2% of revenue in the first three months of 1996 from 16.6% of revenue in the first three months of 1995. The reduction in outside disposal cost is a result of the acquisition of the Kimball incinerator, which reduced the Company's reliance on third-party disposal outlets. The corresponding increase in other costs resulted from the additional operating costs of the Kimball incinerator and the expansion of the Chicago facility.

                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The Company is continuing to implement cost savings plans to reduce operating costs as a percentage of revenue during 1996. Through reengineering, a two-year long effort which began in January 1994, the Company has significantly reduced its cost structure while improving its service quality and competitiveness in the marketplace. These savings will be achieved through introducing new computer systems to strengthen the Company's business processes, exiting non-core businesses, and reducing both the number of offices and the amount of rented space. The Company believes that cost reductions will enable the Company to return to profitability in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     During 1995, the Company established a sales presence in Alabama, California, Colorado, and Florida and spent considerable sums of money on building marketing campaigns for the Kimball incinerator and the expanded Chicago waste treatment facility. As a result of the Company's strategy to expand geographically, by adding sales offices and service centers in the southern and western parts of the United States, and to add product lines, such as the Kimball incinerator, its sales expenses have increased. Although there continues to be increased costs associated with the expansion efforts, the Company has implemented cost savings programs which have to some extent offset these growth related expenditures. The Company does not anticipate any significant increases during 1996 in selling, general and administrative expenses.

INTEREST EXPENSE

     Interest expense increased to $2,139,000 during the first three months of 1996 from the previous years' interest expense of $1,972,000. This increase resulted from an increase in total long-term borrowings as a result of the costs of the acquisition of the Kimball incinerator and the expansion of the Chicago facility.

INCOME TAXES

     The effective income tax rate for the three months ended March 31, 1996 was 45% as compared to 49% for the comparable period of 1995. The Company expects its effective income tax rate for the year 1996 to be approximately 47%. The rate fluctuates depending on the amount of income before taxes, as compared to the fixed amount of goodwill amortization and other non-deductible items.

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

FINANCIAL CONDITION AND LIQUIDITY

     The Company has financed its operations and capital expenditures primarily by cash flow from operations and additions to long-term debt. During the three months ended March 31, 1996, the Company spent $756,000 on additions to plant and equipment and construction in progress, as compared to its capital expenditures of $1,938,000 during the same period of the prior year, during which the Company also spent $1,755,000 on the acquisition of the Kimball incinerator. During the three months ended March 31, 1996, net additions to long-term debt were $364,000, as compared to net additions in long-term debt of $1,135,000 during the same period of the previous year.

                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     At December 31, 1995, the Company had a $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with a financial institution. The Loan Agreement originally provided for a $35,000,000 revolving credit portion (the "Revolver") and a $10,000,000 term promissory note (the "Term Note"). On March 20, 1996, the Loan Agreement was amended to increase the Term Loan from its amortized balance of $8,333,000 to $15,000,000 and decrease the revolving portion to $30,000,000. This amendment allows the Company greater availability under the Loan Agreement. The new Term Note is payable in 60 monthly installments, commencing April 1, 1996. Monthly principal payments are $250,000. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit. Letters of credit may not exceed $20,000,000 at any one time. The Revolver has a three-year term with an option to renew annually.

     The Loan Agreement terms include a borrowing limit, which fluctuates depending on the level of accounts receivable which collatoralize the Loan Agreement. The borrowing availability within each month will fluctuate significantly depending on the level of business activity, when during the month the bills are sent, the resulting amount of accounts receivable, and the usage of letters of credit. The Loan Agreement terms allow the Company to make regularly scheduled payments of principal and interest on its other indebtedness for borrowed money (including leases), to pay dividends in cash on its preferred stock, to prepay such debt or redeem such preferred stock, and to make acquisitions of other companies, provided that on each of the sixty consecutive days prior thereto, and after giving effect thereto, the Company shall maintain borrowing availability in excess of $4,500,000. In anticipation of making the semiannual interest payment due in May, 1996 on its $50,000,000, 12.50% Senior Notes, the Company requested that its lender waive compliance with the Loan Agreement covenant requiring $4,500,000 of excess availability, which was granted in March, 1996.

     Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the April 15, 1996 dividend in common stock. The market value of the common stock as of the April, 1996 record date of such dividend was $2.9375. Accordingly, the Company issued 38,130 shares of common stock to the holders of the preferred stock. The Company anticipates that the preferred stock dividends payable through 1996 will be paid in common stock.

     Although the Company's liquidity will be constrained after making the May, 1996 interest payment, the Company believes it has adequate liquidity for its ongoing operations and planned capital needs. The Company operations along with the provisions of the amended Loan Agreement are expected to produce cash flow in excess of the amounts required to finance its operations and its capital expenditures during 1996. In addition, the Company expects to realize net cash savings of approximately $3,300,000, primarily from the tax savings and the sale of certain office and maintenance facilities. It is expected that capital expenditures in 1996 will be approximately $6,000,000.

                                      (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

     No reportable events have occurred which would require modification of the discussion under Item 3 - Legal Proceedings contained in the Company's Report on Form 10-K for the Year Ended December 31, 1995.

ITEM 2- CHANGES IN SECURITIES
- -----------------------------

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


                               Clean Harbors, Inc.
                               -------------------
                               Registrant




Dated:  May 13, 1996           By: /s/ Alan S. McKim
                               -------------------------------
                               Alan S. McKim
                               President and
                               Chief Executive Officer




Dated:  May 13, 1996           By:  /s/ Stephen H. Moynihan
                               -------------------------------
                               Stephen H. Moynihan
                               Vice President and Treasurer
                               (principal financial and
                               accounting officer)




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



                               Clean Harbors, Inc.
                               -------------------
                               Registrant




Dated:  May 13, 1996           By:
                               -------------------------------
                               Alan S. McKim
                               President and
                               Chief Executive Officer




Dated:  May 13, 1996           By:
                               -------------------------------
                               Stephen H. Moynihan
                               Vice President and Treasurer
                               (principal financial and
                               accounting officer)





                                      (15)