Form 10-Q
period 1996-06-30
CLEAN HARBORS INC
filed 1996-08-12
CIK 822818

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1996

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

                           (617) 849-1800 ext. 4454
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                         9,690,612
     ----------------------------                -------------------------------
              (Class)                            (Outstanding at August 7, 1996)
================================================================================

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited

              (in thousands except for earnings per share amounts)


                                      Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                     ------------------     -------------------
                                       1996       1995        1996       1995
                                     ------------------     -------------------

Revenues .........................   $49,638    $54,899     $95,374    $102,049

Cost of revenues .................    38,936     39,367      73,818      74,219

Selling, general and
  administrative expenses ........     9,306     10,471      18,480      19,481

Depreciation and amortization ....     2,489      2,512       5,016       4,985
                                     -------    -------     -------    --------

Income (loss) from operations ....    (1,093)     2,549      (1,940)      3,364

Interest expense, net ............     2,369      2,162       4,508       4,134
                                     -------    -------     -------    --------

Income (loss) before provision for
  (benefit from) income taxes ....    (3,462)       387      (6,448)       (770)

Provision for (benefit from)
  income taxes ...................      (857)       184      (2,201)       (383)
                                     -------    -------     -------    --------


Net income (loss) ................   $(2,605)   $   203     $(4,247)   $   (387)
                                     =======    =======     =======    ========


Net income (loss) per common and
  common equivalent share ........   $  (.28)   $   .01     $  (.47)   $   (.06)
                                     =======    =======     =======    ========

Weighted average common and
  common equivalent shares
  outstanding ....................     9,624      9,448       9,592       9,447
                                     =======    =======     =======    ========



       The accompanying notes are an integral part of these consolidated financial statements.

                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  June 30,     December 31,
                                                    1996           1995
                                                (Unaudited)
                                                -----------    ------------

ASSETS
Current assets:
      Cash                                        $    524       $    225
      Restricted investments                         1,694          2,460
      Accounts receivable, net of
        allowance for doubtful accounts             45,782         48,417
      Prepaid expenses                               2,162          2,039
      Supplies inventories                           3,073          2,970
      Income tax receivable                            722            722
      Deferred tax asset                             4,819          2,415
                                                  --------       --------
           Total current assets                     58,776         59,248

Property, plant and equipment:
      Land                                           8,380          8,364
      Buildings and improvements                    39,902         39,770
      Vehicles and equipment                        77,740         77,384
      Furniture and fixtures                         2,186          2,155
      Construction in progress                       1,829          1,317
                                                  --------       --------
                                                   130,037        128,990
Less - Accumulated depreciation
      and amortization                              58,047         54,256
                                                  --------       --------
      Net property, plant and equipment             71,990         74,734
                                                  --------       --------
Other assets:
      Restricted investments                         6,043          5,207
      Goodwill, net                                 21,839         22,202
      Permits, net                                  13,054         13,489
      Other                                          3,527          3,436
                                                  --------       --------
           Total other assets                       44,463         44,334
                                                  --------       --------
Total assets                                      $175,229       $178,316
                                                  ========       ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       June 30,    December 31,
                                                         1996          1995
                                                     (Unaudited)
                                                     -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term
     obligations                                        $  4,594     $  3,605
   Accounts payable                                       19,291       18,614
   Accrued disposal costs                                  7,004        7,446
   Other accrued expenses                                 12,586       17,886
   Income tax payable                                          2           --
                                                        --------     --------
          Total current liabilities                       43,477       47,551
                                                        --------     --------
Long-term obligations, less
   current maturities                                     75,605       70,391

Stockholders' equity:
   Preferred Stock, $.01 par value:

     Series A  Convertible;
       Authorized-2,000,000 shares; Issued and
       outstanding - none                                     --           --
     Series B Convertible;
       Authorized-156,416 shares; Issued and
       outstanding 112,000 shares at June 30,
       1996 and December 31, 1995 (liquidation
       preference of $5.6 million)                             1            1
   Common Stock, $.01 par value
       Authorized - 20,000,000 shares;
       Issued and outstanding - 9,630,370 shares
       at June 30, 1996 and 9,524,676 shares
       at December 31, 1995                                   97           96
   Additional paid-in capital                             59,151       58,871
   Unrealized loss on restricted investments,
       net of tax                                            (45)          (7)
   Retained earnings (accumulated deficit)                (3,057)       1,413
                                                        --------     --------
    Total stockholders' equity                            56,147       60,374
                                                        --------     --------
Total liabilities and stockholders' equity              $175,229     $178,316
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

                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                                SIX MONTHS ENDING
                                                                      JUNE 30,
                                                               --------------------
                                                                 1996        1995
                                                               --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $(4,247)   $   (387)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
           Depreciation and amortization                         5,016       4,985
           Deferred taxes                                       (2,379)        209
           Allowance for doubtful accounts                         296         118
           Amortization of deferred financing costs                312         205
           Gain on sale of fixed assets                            (49)         (6)
     Changes in assets and liabilities:
           Accounts receivable                                   2,339      (2,507)
           Refundable income taxes                                  --      (1,033)
           Prepaid expenses                                       (123)       (749)
           Supplies inventories                                   (103)       (254)
           Accounts payable                                        677       1,300
           Accrued disposal costs                                 (442)      1,626
           Other accrued expenses                               (5,300)      2,253
           Taxes payable                                             2        --
                                                               -------    --------
     Net cash (used in) provided
       by operating activities                                  (4,001)      5,760
                                                               -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                 (1,469)     (8,208)
     Additions to permits                                          (13)        (38)
     Proceeds from sale and maturities of restricted
           investments                                             703          22
     Cost of restricted investments acquired                      (836)     (5,656)
     Increase in other assets                                     (108)     (1,764)
     Proceeds from sale of fixed assets                             74          15
                                                               -------    --------
     Net cash used in investing activities                      (1,649)    (15,629)
                                                               -------    --------


        The accompanying notes are an integral part of these consolidated financial statements.

                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   Unaudited
                                 (in thousands)

                                                           SIX MONTHS ENDING
                                                                 JUNE 30,
                                                          -------------------
                                                            1996        1995
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend distribution                     --        (223)
     Issuance of long-term debt                             6,667      10,000
     Net borrowings under long-term revolver                  837         789
     Payments on long-term obligations                     (1,555)       (562)
     Additions to deferred financing costs                    (58)       (770)
     Proceeds from stock issuance                              58          --
                                                          -------     -------
     Net cash provided by financing activities              5,949       9,234
                                                          -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              299        (635)
     Cash and equivalents, beginning of year                  225       1,000
                                                          -------     -------
     Cash and equivalents, end of period                  $   524     $   365
                                                          =======     =======

Supplemental Information:
     Non cash investing and financing activities:
       Stock dividend on preferred stock                  $   223          --


     For the six months ended June 30, 1995 there were $1,799,000 of accrued liabilities assumed as a result of the acquisition of the incinerator in Kimball, Nebraska on May 12, 1995.

   The accompanying notes are an integral part of these consolidated financial statements.

                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Unaudited
                                 (in thousands)

                                 Series B
                             Preferred Stock    Common Stock
                             ---------------    ------------
                                                                                           Retained
                              Number  $0.01    Number  $0.01 Additional Unrealized Loss     Earnings      Total
                                of    Par        of     Par   Paid-In    on Restricted   (accumulated  Stockholders'
                              Shares  Value    Shares  Value  Capital     Investments      deficit)       Equity
                              ------  -----    ------  ----- ---------- ---------------   -----------  -------------
Balance at
 December 31, 1995             112     $ 1      9,525   $96   $58,871        $ (7)         $ 1,413        $60,374

Preferred stock dividends:
 Series B                       --      --         81     1       222          --             (223)            --

Employee stock purchase
 plan                           --      --         24    --        58          --               --             58

Change in unrealized loss on
 restricted investments,
 net of tax                     --      --         --    --        --         (38)              --            (38)

Net Loss                        --      --         --    --        --          --           (4,247)        (4,247)

Balance at
     June 30, 1996             112     $ 1      9,630   $97   $59,151        $(45)         $(3,057)       $56,147
                               ===     ===      =====   ===   =======        ====          =======        =======


        The accompanying notes are an integral part of these consolidated financial statements.

                                       (6)

                          CLEAN HARBORS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE 1       BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the six months ended June 30, 1996 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in Clean Harbors' Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

     NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net income (loss) per common and common equivalent share is based on net income less preferred stock dividend requirements divided by the weighted average number of common and common equivalent shares outstanding during each of the respective periods. Fully diluted net income (loss) per common share has not been presented as the amount would not differ significantly from that presented. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in periods where there are earnings.

NOTE 3       KIMBALL INCINERATOR

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

                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES

     Revenues for the second quarter of 1996 were $49,638,000, down 10% as compared to revenues of $54,899,000 for the second quarter of the prior year. Revenues for the first half of 1996 were $95,374,000, which was a 7% decline from the revenues for the first half of 1995 of $102,049,000. The revenue decline, for the comparative six months, was the result of industry-wide pricing pressures and a decrease in the volumes of wastes which were processed through the Company's facilities. In addition, the field service product line experienced a 14% decline in emergency response business during the first six months of 1996 as compared to the same period of 1995.

     There are many factors which have impacted, and will continue to impact, the Company's revenues. These factors include: competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; industry-wide over capacity; and direct shipment by generators of waste to the ultimate treatment or disposal location. The Company has responded to these industry changes by enhancing its waste treatment capabilities and improving operating efficiencies at its facilities. In the second quarter of 1995 the Company acquired an incinerator which will allow the Company to dispose of waste without reliance on third parties. In addition, during 1995 the Company expanded the Chicago waste treatment facility to improve the treatment and waste handling capabilities at this location.

     On June 30, 1996, the Company had service centers and sales offices located in 24 states and Puerto Rico, and operated 12 waste management facilities.
During the second quarter of 1996, the Company continued its focus in the Southern and Gulf Coast states. The following table sets forth, for the periods indicated, the Company's revenues by region, based upon the locations of its service centers as of June 30, 1996.

                        Service Center Revenues By Region
                    For The Six Quarters Ended June 30, 1996
                            (in thousands; unaudited)

                       3/31/95    6/30/95    9/30/95   12/31/95    3/31/96    6/30/96
                       -------    -------    -------   --------    -------    -------
Northeast              $19,693    $21,449    $20,275    $21,362    $17,617    $21,159

Mid-Atlantic            15,367     16,817     17,317     16,817     13,052     15,720

Central                  7,138      9,450      9,388      8,936      8,920      7,648

Midwest                  4,952      7,183      7,418      5,688      6,147      5,111
                       -------    -------    -------    -------    -------    -------
   Total               $47,150    $54,899    $54,398    $52,803    $45,736    $49,638



                                      (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.

                                                   Percentage Of Total Revenues
                                                   ----------------------------
                                              Three months ended    Six months ended
                                                   June 30,             June 30,
                                             -------------------    ------------------
                                               1996        1995       1996       1995
                                               ----        ----       ----       ----
Revenues                                      100.0%      100.0%     100.0%      100.0
Cost of revenues:
   Disposal costs paid to third parties        15.1        15.4       14.2        15.9
   Other costs                                 63.3        56.3       63.2        56.8
                                             ------      ------     ------      ------
   Total cost of revenues                      78.4        71.7       77.4        72.7
Selling, general and administrative
   expenses                                    18.8        19.1       19.3        19.1
Depreciation and amortization
   of intangible assets                         5.0         4.6        5.3         4.9
Income from operations                         (2.2)        4.6       (2.0)        3.3

Other Data:
Earnings Before Interest, Taxes,
  Depreciation and Amortization
  (EBITDA) (in thousands)                    $1,396      $5,061     $3,076      $8,349

COST OF REVENUES

     One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs decreased to 14.2% of revenue in the first six months of 1996 from 15.9% of revenue in the first six months of 1995. The reduction in outside disposal cost is a result of the acquisition of the Kimball incinerator, which reduced the Company's reliance on third-party disposal outlets. The remaining costs increased to 63.3% and 63.2% of revenue for the three and six months ended June 30, 1996, respectively as compared to 56.3% and 56.8% for the same periods of the prior year. This increase is primarily due to the fact that a large portion of these costs are fixed in nature.

                                      (9)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The Company is continuing to implement cost savings plans to reduce operating costs as a percentage of revenue during 1996. This implementation included a reduction in workforce of approximately 4% in July 1996. This reduction also includes administrative staff. The Company has identified additional efficiencies and cost reductions which would allow the Company to more fully leverage its significant assets, especially the Chicago and Kimball, Nebraska facilities. The cost savings plans will reduce the Company's cost structure while improving service quality and competitiveness in the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 11% to $9,306,000 for the the three months ended June 30, 1996 as compared to $10,471,000 for the same period of 1995. Selling, general and administrative expenses decreased 5% to $18,480,000 for the six months ended June 30, 1996 as compared to $19,481,000 for the same period of 1995. The decline in expenses represents the Company's continued efforts to control costs in areas such as rental of office space and a reduction of administrative staff. There continues to be an effort to expand the Company's sales and marketing capabilities, these costs have been more than offset by cost savings programs. The Company does not anticipate any significant increases for the remainder of 1996 in selling, general and administrative expenses.

INTEREST EXPENSE

     Interest expense increased to $2,369,000 during the second quarter of 1996 from the previous years' interest expense of $2,162,000 for the same period. Interest expense increased to $5,016,000 during the first six months of 1996 from $4,985,000 for the comparable period of the prior year. The increase of interest expense is due to the average borrowings for the six months ended June 1996 was $10 million greater than for the six months ended 1995. The increase in interest expense during 1996 was offset by interest income from restricted investments.

INCOME TAXES

     The effective income tax rate for the three months ended June 30, 1996 was 25% as compared to 48% for the comparable period of 1995. The effective income tax rate for the six months ended June 30, 1996 was 34% as compared to 50% for the comparable period of 1995. The rate can fluctuate significantly depending on the amount of income before taxes, as compared to the fixed amount of goodwill amortization and other non-deductible items.

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

FINANCIAL CONDITION AND LIQUIDITY

     The Company has financed its operations and capital expenditures primarily by additions to long-term debt. During the six months ended June 30, 1996, the Company spent $1,469,000 on additions to plant and equipment and construction in progress, as compared to its capital expenditures of $4,458,000 during the same period of the prior year, during which the Company also spent $5,549,000 on the acquisition of the Kimball incinerator. During the six months ended June 30, 1996, net additions to long-term debt were $6,203,000, as compared to net additions to long-term debt of $9,662,000 during the same period of the previous year.

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

     The Loan Agreement terms include a borrowing limit, which fluctuates depending on the level of accounts receivable which collateralize the Loan Agreement. The borrowing availability within each month will fluctuate significantly depending on the level of business activity, when during the month the bills are sent, the resulting amount of accounts receivable, and the usage of letters of credit. The Loan Agreement terms allow the Company to make regularly scheduled payments of principal and interest on its other indebtedness for borrowed money (including leases), to pay dividends in cash on its preferred stock, to prepay such debt or redeem such preferred stock, and to make acquisitions of other companies, provided that on each of the sixty consecutive days prior thereto, and after giving effect thereto, the Company shall maintain borrowing availability in excess of $4,500,000. The Company requested that its lender waive compliance with the Loan Agreement covenant requiring $4,500,000 of excess availability, which was granted through September 1996.

     Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January 15, 1996 and April 15, 1996 dividends in common stock. The market value of the common stock as of the January and April 1996 record dates of such dividends were $2.6125 and $2.9375, respectively. Accordingly, the Company has issued a total of 81,001 shares of common stock to the holders of the preferred stock for the year. The Company anticipates that the preferred stock dividends payable through 1996 will be paid in common stock.

     The Company is taking steps to obtain tax-exempt revenue bond financing through the City of Kimball to pay for a portion of the costs of the Kimball incinerator and landfill, including the prepaid closure insurance premiums, as well as the costs of improvements to the facility. The Company anticipates that approximately $9,000,000 of the proceeds of the planned tax-exempt bond issue will be used to reimburse the Company for costs of the Kimball facility, and applied to repay or refund existing indebtedness.

     Although the Company's liquidity will be constrained from time to time due to borrowing availability, the Company believes it has adequate liquidity for its ongoing operations and planned capital needs. The Company operations along with the provisions of the amended Loan Agreement are expected to produce cash flow in excess of the amounts required to finance its operations and its capital expenditures during 1996. In addition, the Company expects to realize net cash savings of approximately $2,500,000, primarily from the sale of certain office and maintenance facilities. It is expected that capital expenditures in 1996 will be approximately $3,000,000.

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

     In July, three of the Company's subsidiary companies were named as defendants, along with an unrelated corporation and an unrelated individual, in an action in the Court of Common Pleas for Hamilton County, Ohio. The case involves claims for wrongful death and related causes of action and arises out of the accidental death of an employee who worked at the Company's Spring Grove waste handling facility in Cincinnati. The Company has not as yet filed its answer to the complaint, but does not expect that this claim will be material to its results of operations.

ITEM 2 - CHANGES IN SECURITIES
- ------------------------------

     None

ITEM 3 - DEFAULTS UPON SENIOR DEBT
- ----------------------------------

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     The Company's 1996 Annual meeting of the Stockholders was held on June 17, 1996. Stockholders owning 8,233,317 shares, or 85% of eligible shares were represented in person or by proxy. 8,147,508 shares voted for the election of Alan S. McKim, with 85,809 shares withheld, 8,146,328 shares voted for the election of John F. Kaslow, with 86,989 shares withheld, and 8,146,354 shares voted for the elections of David A. Eckert, with 86,963 shares withheld, to serve as directors until the 1999 Annual Meeting of Stockholders. Other directors whose term of office s director continued after the meeting were Christy W. Bell, Daniel J. McCarthy, John T. Preston and Lorne R. Waxlax.

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

                                          Clean Harbors, Inc.
                                          ----------------------
                                          Registrant



    Dated:  August 12, 1996               By:  /s/ Alan S. McKim
                                          ----------------------
                                          Alan S. McKim
                                          President and
                                          Chief Executive Officer

    Dated:  August 12, 1996               By:  /s/ Stephen H. Moynihan
                                          ----------------------------
                                          Stephen H. Moynihan
                                          Senior Vice President and Treasurer
                                          (principal financial and
                                          accounting officer)

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

                                          Clean Harbors, Inc.
                                          -------------------------
                                          Registrant

    Dated:  August 12, 1996               By:
                                          --------------------------------------
                                          Alan S. McKim
                                          President and
                                          Chief Executive Officer

    Dated:  August 12, 1996               By:
                                          -------------------------------------
                                          Stephen H. Moynihan
                                          Senior Vice President and Treasurer
                                          (principal financial and
                                          accounting officer)

                                        (14)