Form 10-Q
period 1996-09-30
CLEAN HARBORS INC
filed 1996-11-13
CIK 822818

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
                         for the Quarterly Period Ended
                               September 30, 1996

                                   ----------

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

                            (617) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.          Yes   X    No
                        -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                        9,743,152
     ----------------------------             --------------------------------
              (Class)                         (Outstanding at November 6, 1996)


===============================================================================

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION


     ITEM 1:   FINANCIAL STATEMENTS                                       Pages
                                                                          -----

     Consolidated Statements of Income                                     1

     Consolidated Balance Sheets                                           2-3

     Consolidated Statements of Cash Flows                                 4-5

     Consolidated Statement of Stockholders' Equity                        6

     Notes to Consolidated Financial Statements                            7-8

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         9-13


                            PART II:   OTHER INFORMATION

     Items No. 1 through 6                                                 14

     Signatures                                                            15

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                       Unaudited
                  (in thousands except for earnings per share amounts)

                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30,
                                    -------------------          ------------------
                                     1996          1995          1996          1995
                                    -------------------          ------------------

Revenues                           $50,738       $54,398       $146,112       $156,447

Cost of revenues                    39,515        41,253        113,333        115,472

Selling, general and
  administrative expenses            8,768        10,267         27,248         29,748

Depreciation and amortization        2,416         2,567          7,432          7,552
                                   -------       -------       --------       --------
Income (loss) from operations           39           311         (1,901)         3,675

Interest expense, net                2,362         2,328          6,870          6,462
                                   -------       -------       --------       --------
Loss before benefit from
  income taxes                      (2,323)       (2,017)        (8,771)        (2,787)

Benefit from income taxes             (581)         (817)        (2,782)        (1,200)
                                   -------       -------       --------       --------

Net loss                           $(1,742)      $(1,200)      $ (5,989)      $ (1,587)
                                   =======       =======       ========       ========

Net loss per common and
  common equivalent share          $  (.19)      $  (.14)      $   (.66)      $   (.20)
                                   =======       =======       ========       ========
Weighted average common and
  common equivalent shares
  outstanding                        9,685         9,435          9,623          9,433
                                   =======       =======       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.








                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             SEPTEMBER 30,        DECEMBER 31,
                                                 1996                1995
                                             (Unaudited)
                                             -------------        ------------

  ASSETS
  Current assets:
        Cash                                   $    550            $    225
        Restricted investments                    1,921               2,460
        Accounts receivable, net of
          allowance for doubtful accounts        43,400              48,417
        Prepaid expenses                          2,381               2,039
        Supplies inventories                      2,894               2,970
        Income tax receivable                     2,500                 722
        Deferred tax asset                        4,436               2,415
                                               --------            --------
             Total current assets                58,082              59,248

  Property, plant and equipment:
        Land                                      8,231               8,364
        Buildings and improvements               39,527              39,770
        Vehicles and equipment                   78,055              77,384
        Furniture and fixtures                    2,191               2,155
        Construction in progress                  1,744               1,317
                                               --------            --------
                                                129,748             128,990
  Less - Accumulated depreciation
        and amortization                         59,603              54,256
                                               --------            --------
        Net property, plant and equipment        70,145              74,734
                                               --------            --------
  Other assets:
        Restricted investments                    6,154               5,207
        Goodwill, net                            21,660              22,202
        Permits, net                             12,829              13,489
        Other                                     4,367               3,436
                                               --------            --------
             Total other assets                  45,010              44,334
                                               --------            --------
  Total assets                                 $173,237            $178,316
                                               ========            ========




         The accompanying notes are an integral part of these consolidated financial statements.






                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                    SEPTEMBER 30,      DECEMBER 31,
                                                        1996              1995
                                                     (Unaudited)
                                                    -------------      -----------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term
        obligations                                    $ 4,490           $  3,605
      Accounts payable                                  19,693             18,614
      Accrued disposal costs                             7,534              7,446
      Other accrued expenses                            13,425             17,886
      Income tax payable                                    47                ---
                                                      --------           --------
             Total current liabilities                  45,189             47,551
                                                      --------           --------
   Long-term obligations, less
      current maturities                                73,575             70,391

   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued and
          outstanding - none                                --                 --
        Series B Convertible;
          Authorized-156,416 shares; Issued and
          outstanding 112,000 shares at September
          30, 1996 and December 31, 1995
          (liquidation preference of $5.6 million)           1                  1
      Common Stock, $.01 par value
          Authorized - 20,000,000 shares;
          Issued and outstanding - 9,690,612 shares
          at September 30, 1996 and 9,524,676 shares
          at December 31, 1995                              97                 96
      Additional paid-in capital                        59,318             58,871
      Unrealized loss on restricted investments,
          net of tax                                       (32)                (7)
      Retained earnings (accumulated deficit)           (4,911)             1,413
                                                      --------           --------
       Total stockholders' equity                       54,473             60,374
                                                      --------           --------
   Total liabilities and stockholders' equity         $173,237           $178,316
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








                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (in thousands)

                                                             NINE MONTHS ENDING
                                                                SEPTEMBER 30,
                                                             ------------------
                                                              1996       1995
                                                             -------     ------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                           $(5,989)    $(1,587)
         Adjustments to reconcile net loss to net cash
           (used in) provided by operating activities:
               Depreciation and amortization                  7,432       7,552
               Deferred taxes                                (2,004)       (633)
               Allowance for doubtful accounts                  480         215
               Amortization of deferred financing costs         477         365
               Gain on sale of fixed assets                     (33)        (17)
         Changes in assets and liabilities:
               Accounts receivable                            4,537      (5,034)
               Refundable income taxes                       (1,778)     (1,360)
               Prepaid expenses                                (342)       (640)
               Supplies inventories                              76        (344)
               Accounts payable                               1,079       1,498
               Accrued disposal costs                            88       1,136
               Other accrued expenses                        (4,461)      2,987
               Taxes payable                                     47          --
                                                            -------     -------
         Net cash (used in) provided
           by operating activities                             (391)      4,138
                                                            -------     -------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment          (2,467)    (11,352)
         Additions to permits                                   (13)        (75)
         Proceeds from sale and maturities of restricted
               investments                                      730          42
         Cost of restricted investments acquired             (1,181)     (5,998)
         Increase in other assets                              (977)     (1,737)
         Proceeds from sale of fixed assets                     919          26
                                                            -------     -------
         Net cash used in investing activities               (2,989)    (19,094)
                                                            -------     -------


The accompanying notes are an integral part of these consolidated financial statements.










                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                    Unaudited
                                 (in thousands)
                                                          NINE MONTHS ENDING
                                                             SEPTEMBER 30,
                                                          ------------------
                                                          1996         1995
                                                          ----         -----
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Preferred stock dividend distribution               --         (335)
         Issuance of long-term debt
           (excluding the long-term revolver)            16,667       10,000
         Net borrowings under long-term revolver         (7,130)       6,341
         Payments on long-term obligations               (5,458)      (1,158)
         Additions to deferred financing costs             (487)        (802)
         Proceeds from stock issuance/stock options         113           15
                                                        -------      -------
         Net cash provided by financing activities        3,705       14,061
                                                        -------      -------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        325         (895)
         Cash and equivalents, beginning of year            225        1,000
                                                        -------      -------
         Cash and equivalents, end of period            $   550      $   105
                                                        =======      =======

    Supplemental Information:
         Non cash investing and financing activities:
           Stock dividend on preferred stock            $   335           --

           Capital lease obligations                         --      $   196



         For the nine months ended September 30, 1995 there were $1,799,000 of accrued liabilities assumed as a result of the acquisition of the incinerator in Kimball, Nebraska on May 12, 1995.


         The accompanying notes are an integral part of these consolidated financial statements.













                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                        Unaudited
                                                                       (in thousands)

                                   Series B
                               Preferred Stock  Common Stock
                               --------------- ---------------
                                                                                               Retained
                                Number  $0.01  Number    $0.01   Additional  Unrealized Loss   Earnings       Total
                                 of      Par     of       Par     Paid-In    on Restricted   (accumulated  Stockholders'
                                Shares  Value  Shares    Value    Capital     Investments       deficit)     Equity
                                ------  -----  ------    -----   ----------  ---------------  ------------ -------------

Balance at
  December 31, 1995              112     $1     9,525     $96     $58,871        $ (7)         $ 1,413      $ 60,374

Preferred stock dividends:
  Series B                        --     --       118       1         334          --             (335)           --

Employee stock purchase
  plan                            --     --        48      --         113          --               --           113

Change in unrealized loss on
  restricted investments,
  net of tax                      --     --        --      --          --         (25)              --           (25)

Net Loss                          --     --        --      --          --          --           (5,989)       (5,989)
                                 ---     --     -----     ---     -------        ----          -------      --------
Balance at
  September 30, 1996             112     $1     9,691     $97     $59,318        $(32)         $(4,911)     $ 54,473
                                 ===     ==     =====     ===     =======        ====          =======      ========


The accompanying notes are an integral part of these consolidated financial statements.






                                       (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


    NOTE 1       BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the nine months ended September 30, 1996 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    NOTE 2       SIGNIFICANT ACCOUNTING POLICIES

         NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

         Net income (loss) per common and common equivalent share is based on net income(loss) less preferred stock dividend requirements divided by the weighted average number of common and common equivalent shares outstanding during each of the respective periods. Fully diluted net income (loss) per common share has not been presented as the amount would not differ significantly from that presented. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in periods where there are earnings.

    NOTE 3       FINANCING ARRANGEMENTS

         On September 6, 1996, the Company refinanced its $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with a financial institution by (i) guaranteeing $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"), and (ii) amending the Loan Agreement to reduce the maximum credit thereunder from $45,000,000 to $35,000,000. The Company used the net proceeds from the sale of the Bonds to repay a portion of its outstanding debt under the Loan Agreement. That portion was originally incurred for acquisition costs, including the costs relating to insurance premiums, associated with the acquisition of the Kimball incinerator ("the Facility"). In connection with the issuance of the Bonds, the Company has entered into a facilities lease with the City of Kimball whereby the City acquired a leasehold interest in the Facility and the Company leased the Facility back from the City. The Company retains title to the Facility.







                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


    NOTE 3       FINANCING ARRANGEMENTS (continued)

         The Bonds were issued at 100% of their principal value. The Bonds are not redeemable prior to September 1, 2006. From that date until September 1, 2008, the Bonds are redeemable at a premium. After September 1, 2008, the Bonds are redeemable at par. Sinking fund payments begin on September 1, 1999 in the amount of $100,000 annually until the year 2008 when the sinking fund payments will gradually increase annually. The Bonds provide for certain covenants relating to, among others, incurrence of additional debt, debt service coverage, earnings before income taxes, depreciation and amortization ("EBITDA") coverage and the ratio of EBITDA to total debt. Certain of these covenants do not become effective until September 30, 1997. If for any fiscal quarter ending on or after September 30, 1997, the debt service coverage ratio is less that 1.25 to 1, the Company will be required to pay in six equal monthly installments into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the maximum annual debt service for one year on the Bonds.































                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    REVENUES

         Revenues for the third quarter of 1996 were $50,738,000, down 7% as compared to revenues of $54,398,000 for the third quarter of the prior year. Revenues for the nine months of 1996 were $146,112,000, which was a 7% decline from the revenues for the nine months of 1995 of $156,447,000. The revenue decline, for the comparative three months and nine months, was the result of industry-wide pricing pressures and a decrease in the volumes of wastes which were processed through the Company's facilities.

         There are many factors which have impacted, and will continue to impact, the Company's revenues. These factors include: competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; industry-wide over capacity; and direct shipment by generators of waste to the ultimate treatment or disposal location. The Company has responded to these industry changes by enhancing its waste treatment capabilities and improving operating efficiencies. In the second quarter of 1995, the Company acquired an incinerator in Kimball, Nebraska which allows the Company to dispose of waste, reducing reliance on third parties.

         On September 30, 1996, the Company had service centers and sales offices located in 24 states and Puerto Rico, and operated 12 waste management facilities. The following table sets forth, for the periods indicated, the Company's revenues by region, based upon the locations of its service centers as of September 30, 1996.

                        Service Center Revenues By Region
                 For The Seven Quarters Ended September 30, 1996
                            (in thousands; unaudited)

                3/31/95   6/30/95   9/30/95  12/31/95  3/31/96   6/30/96   9/30/96
                -------   -------   -------  --------  -------   -------   -------
  Northeast     $19,693   $21,449   $20,275   $21,362  $17,617   $21,159   $22,524

  Mid-Atlantic   15,367    16,817    17,317    16,817   13,052    15,720    15,248

  Central         7,138     9,450     9,388     8,936    8,920     7,648     7,708

  Midwest         4,952     7,183     7,418     5,688    6,147     5,111     5,258
                -------   -------   -------   -------  -------   -------   -------
  Total         $47,150   $54,899   $54,398   $52,803  $45,736   $49,638   $50,738






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

                                              Percentage Of Total Revenues
                                         Three months ended   Nine months ended
                                           September 30,        September 30,
                                         ------------------   -----------------
                                           1996      1995       1996     1995
                                         --------- --------   -------  --------

       Revenues                            100.0%  100.0%        100.0%   100.0%
       Cost of revenues:
          Disposal costs paid to third
            parties                         14.6    13.7          14.3     15.1
          Other costs                       63.3    62.1          63.3     58.7
                                          ------  ------        ------  -------
          Total cost of revenues            77.9    75.8          77.6     73.8
       Selling, general and administrative
          expenses                          17.3    18.9          18.6     19.0
       Depreciation and amortization
          of intangible assets               4.8     4.7           5.1      4.8
       Income (loss) from operations         0.0     0.6          (1.3)     2.3

       Other Data:
       ----------
       Earnings Before Interest, Taxes,
         Depreciation and Amortization
         (EBITDA) (in thousands)          $2,455  $2,878        $5,531  $11,227

       COST OF REVENUES

            One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs decreased to 14.3% of revenue in the first nine months of 1996 from 15.1% of revenue in the first nine months of 1995. The primary reason for the reduction in outside disposal cost was the acquisition of the Kimball incinerator. The remaining costs increased to 63.3% of revenue for the three and nine months ended September 30, 1996, respectively as compared to 62.1% and 58.7% for the same periods of the prior year. A portion of this increase in "other costs" was associated with the operating costs of the Kimball incinerator.





                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company is continuing to implement cost savings plans to reduce operating costs. This implementation included a reduction in workforce of approximately 300 employees since September of 1995. Approximately 160 employees were eliminated in the third quarter of 1996. Another cost savings program which began in September of 1996 was the CleanEXPRESS program. This program is directed towards fully utilizing the Company's newly expanded Chicago facility by shipping waste materials directly from customers' locations. The cost savings plans are expected to reduce the Company's cost structure while improving service, quality and competitiveness in the marketplace.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 15% to $8,768,000 for the three months ended September 30, 1996 as compared to $10,267,000 for the same period of 1995. Selling, general and administrative expenses decreased 8% to $27,248,000 for the nine months ended September 30, 1996 as compared to $29,748,000 for the same period of 1995. The decline in expenses represents the Company's continued efforts to control costs in areas such as the rental of office space and a reduction in administrative staff. While there continues to be an effort to expand the Company's sales and marketing capabilities, any increases in these costs have been more than offset by cost savings programs. The Company does not anticipate any significant increases for the remainder of 1996 in selling, general and administrative expenses.

    INTEREST EXPENSE

         Interest expense increased to $2,362,000 during the third quarter of 1996 from the previous year's interest expense of $2,328,000 for the same period. Interest expense increased to $6,870,000 during the first nine months of 1996 from $6,462,000 for the comparable period of the prior year. The increase in interest expense is due to the average borrowings for the nine months ended September 1996 being $6 million greater than for the nine months ended 1995. This increase in debt is primarily due to the costs associated with the acquisition of the Kimball incinerator. A portion of the increase in interest expense during 1996 was offset by interest income from restricted investments.

    INCOME TAXES

         The effective income tax rate for the three months ended September 30, 1996 was 25% as compared to 41% for the comparable period of 1995. The effective income tax rate for the nine months ended September 30, 1996 was 32% as compared to 43% for the comparable period of 1995. The rate can fluctuate significantly depending on the amount of income before taxes, as compared to the fixed amount of goodwill amortization and other non-deductible items.

         During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. The Company believes that no current audits or assessments will result in charges which would be material to results of operations.



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

         The Company's future operating results may be affected by a number of factors, including the Company's ability to: integrate successfully the CleanEXPRESS program; continue to implement the treatment and disposal reengineering program; utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory while expanding its product offerings into other markets; integrate additional hazardous waste management facilities, such as the Kimball incinerator and the expanded Chicago facility; realize benefits from cost reduction programs; and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers and others which may be opened in the future.

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

         The Company's operations may be affected by the commencement and completion of major site remediation projects; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in the manufacturing sector towards waste minimization and delays in the remedial market; suspension of governmental permits; and fines and penalties for noncompliance with the myriad of regulations governing the Company's diverse operations. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

    FINANCIAL CONDITION AND LIQUIDITY

         The Company has financed its operations and capital expenditures primarily by additions to long-term debt. During the nine months ended September 30, 1996, the Company spent $2,467,000 on additions to plant and equipment and construction in progress, as compared to its capital expenditures of $5,998,000 during the same period of the prior year, during which the Company also spent $5,550,000 on the acquisition of the Kimball incinerator. During the nine months ended September 30, 1996, net additions to long-term debt were $4,069,000, as compared to net additions to long-term debt of $14,942,000 during the same period of the previous year. During the three months ended September 30, 1996 the Company received $753,000 from the sale of an office building.




                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         During the third quarter of 1996, the Company refinanced its $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with a financial institution by (i) guaranteeing $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"), and (ii) amending the Loan Agreement to reduce the maximum credit thereunder from $45,000,000 to $35,000,000. The Company used the net proceeds from the sale of the Bonds to repay a portion of its outstanding debt under the Loan Agreement. That portion was originally incurred to pay for a portion of the costs of the Kimball incinerator and landfill, including the prepaid closure insurance programs, as well as the costs of improvements to the facility.

         As amended, the Loan Agreement provides for a $24,500,000 revolving credit portion (the "Revolver") and a $10,500,000 term loan portion. The Loan Agreement allows the Company to make regularly scheduled payments of principal and interest on its other indebtedness for borrowed money (including capital leases), to pay dividends in cash on its preferred stock, to prepay such debt or redeem such preferred stock, and to make acquisitions of other companies, provided that on each of the sixty consecutive days prior thereto, and after giving effect thereto, the Company shall maintain borrowing availability in excess of $4,500,000. The Company received from its lender a waiver for compliance with the Loan Agreement covenant requiring $4,500,000 of excess availability, which was granted through November 1996. The Company is continuing to renegotiate some of the terms of the Loan Agreement.

         Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the 1996 dividends in common stock. Accordingly, the Company has issued a total of 118,493 shares of common stock to the holders of the preferred stock for the year. The Company anticipates that the preferred stock dividends payable through 1996 will be paid in common stock.

         The Company believes it has adequate liquidity for its ongoing operations and planned capital needs. It is expected that capital expenditures in 1996 will be approximately $3,000,000.












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

         None

    ITEM 5 - OTHER INFORMATION
    --------------------------

         None

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
    -----------------------------------------

    A)   Exhibit 4.9 - Third Amendment to Financing Agreements dated
                       September 6, 1996 by and between Congress Financial Corporation (New England), the Company's Subsidiaries as Borrowers, and Clean Harbors, Inc. as Guarantor.

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



                                          Clean Harbors, Inc.
                                          -----------------------------------
                                          Registrant





    Dated: November 13, 1996              By: /s/ Alan S. McKim
                                          -----------------------------------
                                          Alan S. McKim
                                          President and
                                          Chief Executive Officer





    Dated: November 13, 1996              By: /s/ Donald N. Leef
                                          -----------------------------------
                                          Donald N. Leef
                                          Vice President, Treasurer and
                                          Chief Financial Officer


















                                      (15)