Form 10-K
period 1996-12-31
CLEAN HARBORS INC
filed 1997-03-27
CIK 822818

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION MARCH 27, 1997
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 0-16379

                              CLEAN HARBORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                MASSACHUSETTS                                   04-2997780
         (STATE OR OTHER JURISDICTION                         (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

           1501 WASHINGTON STREET,                              02185-0327
           BRAINTREE, MASSACHUSETTS                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

            REGISTRANT'S TELEPHONE NUMBER: (617) 849-1800 EXT. 4454
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 3, 1997, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $10,550,655. Reference is made to Part III of this report for the assumptions on which this calculation is based.

     On March 3, 1997, there were outstanding 9,820,865 shares of Common Stock, $.01 par value.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement for its 1997 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 1997) are incorporated by reference into part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), provides a wide range of industrial waste management services to a diversified customer base across the United States. The Company was incorporated in Massachusetts in 1980. The principal offices of the Company are located in Braintree, Massachusetts.

     The Company is one of the largest providers of industrial waste management services in the Northeast and Mid-Atlantic regions of the United States, with a strong presence in the Central, Midwest and Southern regions. The Company seeks to be recognized by customers as the premier supplier of a broad range of value-added industrial waste management services based upon quality, responsiveness, customer service, variety of risk containment systems, and cost effectiveness.

     For the second consecutive year, the Company's earnings were adversely affected by continued poor conditions in the hazardous waste disposal industry. Overall drum and bulk waste volumes handled by the Company decreased by 21% and 12%, respectively, from 1995 to 1996. Intense price competition, unpredictable event business and fewer large scale remediation projects generating waste for disposal contributed to weakness across all segments of the hazardous waste disposal industry. To respond to industry conditions, the Company instituted aggressive cost cutting measures and profit improvement efforts in all its service lines during 1996.

     The Company currently maintains a network of sales and regional logistics offices and service centers located in 24 states and Puerto Rico, and operates 12 waste management facilities. The service centers interface with customers, and perform a variety of environmental remediation and hazardous waste management activities, utilizing the waste management facilities to store, treat and dispose of waste. The Company also provides analytical testing and engineering services which complement its primary services and permit it to offer complete solutions to its customers' complex environmental requirements. The Company's principal customers are chemical, petroleum, transportation, utility and industrial firms, other waste management companies and government agencies.

     Federal and state environmental regulation and enforcement programs have been a major factor in providing demand for environmental services. The Company believes that its success is attributable in large part to customers' confidence in the Company's ability to comply with these regulations and to manage effectively the risks involved in providing these services. As part of its commitment to employee safety and quality customer service, the Company has an extensive compliance program and a trained environmental, health and safety staff. The Company adheres to a risk management program designed to reduce potential liabilities for the Company and its customers.

BUSINESS STRATEGY

     The Company's strategy is to develop and maintain an ongoing relationship with a diversified group of customers who have recurring needs for multiple services in managing their environmental exposure.

     In order to maintain and enhance its position in the industrial waste management industry within the core markets in which it operates, the Company strives to achieve internal growth through the efficient utilization of existing facilities, and the development of new waste management services. In addition, the Company has achieved external growth through strategic acquisitions.

     Improved Utilization of Waste Management Facilities. The Company currently has 12 waste management facilities which represent a substantial investment in permits, plants and equipment. In 1996, the Company implemented its CleanEXPRESS(TM) system which the Company anticipates will result in increased efficiencies relative to the transfer of waste materials through the Company's network of waste management facilities to its expanded and upgraded Chicago facility. This network of transfer facilities provides the Company with significant operating leverage. There are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, the Company can expand the range of treatment services which it offers to its customers without the large capital investment necessary to acquire or build new waste management facilities. The Company believes that permits for new industrial waste management facilities will become increasingly difficult to obtain, thereby placing new entrants and weaker competitors at a disadvantage.

     New Waste Management Services. Industrial waste generators are demanding alternatives to traditional waste disposal methods in order to increase recycling and reclamation and to minimize the end disposal of hazardous waste into the environment. The Company utilizes its technological expertise and innovation to improve and expand the range of services which it offers to its customers.

     In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska, to incinerate liquid and solid wastes which are not suitable for treatment in the Company's Clean Extraction System ("CES"). The availability of the Kimball incinerator has reduced the Company's dependence on outside disposal vendors.

     In November 1995, the Company entered into a Reciprocal Marketing and Business Development Agreement with Rochem Separation Systems, Inc. ("Rochem"), the California based subsidiary of Rochem, A.G., owner of the patented disc tube membrane module reverse osmosis system known as DTM ("DTM"). Rochem holds the exclusive U.S. rights to market and sell DTM, which is compatible with CES technology. Under the terms of the Agreement, Rochem and Clean Harbors jointly market DTM and CES technology to customers throughout the United States. Clean Harbors also has the right to negotiate an exclusive license with Rochem for new applications of DTM technology developed during the term of the Agreement. In 1996, the Company received orders to fabricate and deliver Rochem units to two customers in the Northeast.

     Capitalization on Industry Consolidation. The Company believes that its large industrial customers will ultimately require a comprehensive range of waste treatment capabilities, field services, industrial maintenance services and emergency response services to be provided by a select number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to its customers' needs, the Company has increased the range of waste management services it offers and has followed a strategy of acquiring companies in existing, contiguous and new market areas. Since its formation in 1980, the Company has completed 14 acquisitions which have significantly expanded the Company's market share. Acquisitions within the Company's existing areas of operation serve to capture incremental market share, while geographic expansion creates new market opportunities. The Company continues to evaluate other business opportunities in order to enhance service to its existing customer base and expand its customer base.

ACQUISITIONS

     The Company has completed eight acquisitions since January 1, 1989.

 DATE OF
ACQUISITION                             ACQUISITION                               PURCHASE PRICE
----------  -------------------------------------------------------------------   --------------
   1989     ChemClear Inc., a publicly-traded company in the business of treating liquid and semi-liquid hazardous and nonhazardous industrial wastes at treatment plants in Baltimore, Maryland;
            Cleveland, Ohio; Chicago, Illinois; and Chester, Pennsylvania         $ 27.6 million
   1989     Murphy's Waste Oil Service, Inc., the operator of a waste oil
            treatment and storage facility in Woburn, Massachusetts               $  0.2 million
   1992     Connecticut Treatment Corporation, the operator of a hazardous
            waste storage and treatment facility in Bristol, Connecticut          $  2.4 million
   1992     Mr. Frank, Inc., a Chicago-based transportation and environmental services company serving industrial companies primarily in
            Illinois, Indiana and Michigan                                        $  2.2 million
   1993     Spring Grove Resource Recovery, Inc., the operator of a hazardous
            waste storage and treatment facility in Cincinnati, Ohio              $  7.0 million
   1994     The assets of a hazardous and nonhazardous oil reclamation facility
            located near Richmond, Virginia                                       $  0.4 million
   1995     The assets of a newly constructed hazardous waste incinerator
            located in Kimball, Nebraska                                          $  5.2 million

     Prior to completing any acquisition, the Company strives to investigate the current and contingent liabilities of the company or assets to be acquired, including potential liabilities arising from noncompliance with environmental laws by prior owners for which the Company, as a successor owner, might become responsible. The Company also seeks to minimize the impact of potential liabilities by obtaining indemnities and warranties from the sellers which may be supported by deferring payment of or by escrowing a portion of the purchase price. See "Legal Proceedings" below for a description of the indemnities which the Company has received in connection with past acquisitions.

                        SERVICES PROVIDED BY THE COMPANY

SERVICES

     The principal services provided by the Company fit within three categories: treatment and disposal of industrial wastes ("Treatment and Disposal"); field services provided at customer sites ("Field Services"); and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPacks"). The Company markets these services through its sales organizations and, in many instances, services in one area of the business support or lead to work in other service lines.

     In addition to these three principal services, the Company also provides technical services such as analytical testing and engineering services and personnel training. Such technical services primarily support the Company's principal services, although technical services are also offered to a limited extent on a stand-alone commercial basis.

     As an integral part of the Company's services, industrial wastes are collected from customers and transported by the Company to and between its facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55-gallon drums, or in bulk storage tanks or 20-cubic yard roll-off boxes. In providing this service, the Company utilizes a variety of specially designed and constructed tank trucks and semi-trailers, as well as third-party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll-off boxes or bulk dump trailers.

  Treatment and Disposal

     The Company transports, treats and disposes of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other waste management companies and governmental entities. The wastes handled include substances which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. Waste types processed or transferred in drums or bulk quantities include:

     -- flammables, combustibles and other organics,

     -- acids and caustics,

     -- cyanides and sulfides,

     -- solids and sludges,

     -- industrial wastewaters,

     -- items containing PCBs, such as utility transformers and electrical light ballasts,

     -- medical waste,

     -- other regulated wastes, and

     -- nonhazardous industrial waste.

     The Company receives a detailed waste profile sheet prepared by the customer to document the nature of the customer's waste. A representative sample of the delivered waste is tested to ensure that it conforms to the customer's waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible groups are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer's waste at the Company's facility, a unique computer "bar code" identification label is assigned to each container of waste, enabling the Company to use sophisticated computer systems to track and document the status, location and disposition of the waste.

     Wastewater Treatment. The Company's wastewater treatment operations involve processing hazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater processing operations are then disposed of off-site at facilities owned and operated by unrelated businesses, while the treated effluent is discharged to the local sewer system under permit.

     The Company treats a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

     -- acids and caustics,

     -- ammonias, sulfides, and cyanides,

     -- heavy metals, ink wastes, and plating solutions,

     -- landfill leachates and scrubber waters, and

     -- oily wastes and water soluble coolants.

     Wastewater treatment can be economical as well as environmentally sound, by combining different wastewaters in a "batching" process that reduces costs for multiple waste streams disposal. Acidic waste from one source can be neutralized with alkaline from a second source to produce a neutral solution.

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

     Thermal Treatment. Thermal treatment refers to processes that use high temperature combustion as the principal means of waste destruction. The Company's state-of-the-art hazardous waste incinerator in Kimball, Nebraska, uses a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste.

     Resource Recovery. Resource recovery involves the treatment of wastes using various methods which will effectively remove contaminants from the original material to restore its fitness for its intended purpose, and to reduce the volume of waste requiring disposal. The Company operates treatment systems for the reclamation and reuse of certain wastes, particularly solvent-based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes.

     Spent solvents that can be recycled are processed through thin film evaporators and other processing equipment and are distilled into usable products. Upon recovery of these products, the Company either returns the recovered solvents to the original generator or sells them to third parties.

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

     Clean Extraction System. The Clean Extraction System ("CES") is a hazardous waste treatment system commercialized by the Company at its Baltimore facility which extracts organic compounds from industrial wastewater. CES removes organic contaminants such as gasoline, acetone, methylene chloride, pesticides and other chemicals, from industrial wastewater known as "lean water". Lean water is generated by oil companies, utilities, and manufacturers of specialty chemicals and pharmaceuticals.

     The CES process enables the Company to handle a broad range of complex, difficult to treat organic and inorganic wastewaters which would otherwise be sent to other companies for disposal. CES offers the Company's industrial customers, such as chemical or pharmaceutical companies, an attractive recycling alternative to incineration or deep well injection of their waste systems.

     Disposal. After treatment of industrial wastes at the Company's facilities, the hazardous waste residues (such as sludges) which remain after such treatment are disposed of in facilities operated by third parties. The Company also arranges for the disposal of its customers' hazardous wastes which cannot be treated at Company-owned facilities. Wastes which cannot be disposed of in the Nebraska hazardous waste incinerator are sent to other incinerators, landfills, and disposal facilities operated by third parties. On occasion, a customer's waste may be shipped directly to another disposal company, such as a landfill or incinerator, if the size of the waste shipment or its characteristics are such that the waste does not need to pass through one of the Company's own waste management facilities. The Company has negotiated favorable commercial terms with a number of disposal companies.

  Field Services

     The Company provides a wide range of environmental field services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided primarily to large chemical, petroleum, transportation, utility, industrial waste management companies, and governmental agencies. The Company's strategy is to identify, evaluate, and solve its customers' environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each project.

     Industrial Maintenance. Many of the Company's customers have a recurring need to clean equipment and facilities periodically in order to continue operations, maintain and improve operating efficiencies of their plants, and satisfy safety requirements. Industrial maintenance involves chemical cleaning, hydroblasting, vacuuming, and other methods to remove deposits from process equipment, such as paint booths and plating lines, and storage facilities for material used in the manufacturing or production process, such as feedstocks, chemicals, fuels, paints, oils, inks, metals and many other items. The Company's service centers are equipped with specialty equipment, such as high volume pumps, pressure washers, nonsparking and chemical resistant tools, and a variety of personal protective equipment, to perform maintenance services quickly, usually during "off periods" to minimize downtime from production.

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

     Surface remediation projects generally require considerable interaction among engineering, project management and analytical services. Following the selection of the preferred remedial alternative, the project team identifies the processes and equipment for cleanup. Simultaneously, the Company's health and safety staff develops a site safety plan for the project. Remedial approaches usually include physical removal, mechanical dewatering and stabilization or encapsulation.

     Groundwater Restoration. The Company's groundwater restoration services typically involve response to above-ground spills, leaking underground tanks and lines, hazardous waste landfills and leaking surface impoundments. Groundwater restoration efforts often require complex recovery systems, including recovery drains or wells, air strippers, biodegradation or carbon filtration systems, and containment barriers. These systems and technologies can be used individually or in combination to remove a full range of floating or dissolved organic compounds from groundwater. The Company designs and fabricates mobile or fixed site groundwater treatment systems.

     Site and Facility Decontamination. Site and facility decontamination involves the cleanup and restoration of buildings, equipment and other sites and facilities that have been contaminated by exposure to hazardous materials during a manufacturing process, or by fires, process malfunctions, spills or other accidents. The Company's projects have included decontamination of electrical generating stations, electrical and electronics components, transformer vaults, and commercial, educational, industrial, laboratory, research and manufacturing facilities.

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

     Emergency response projects require trained personnel, equipped with protective gear and specialized equipment, prepared to respond promptly whenever these situations occur. To meet the staffing requirements for emergency response projects, the Company relies in part upon a network of trained personnel who are available on a contract basis for specific project assignments. The Company's health and safety specialists and other skilled personnel assist field managers in supervising these projects during and subsequent to the cleanup. The steps performed by the Company include rapid response, containment and control procedures, analytical testing and assessment, neutralization and treatment, collection, and transportation of the substances to an appropriate treatment or disposal facility.

  CleanPacks

     The Company provides specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes. Such chemicals and wastes are put into CleanPack containers for shipment and disposal. The Company offers generators of laboratory wastes the same economical and environmentally sound disposal services that have been offered for years to large industrial generators. The CleanPack operation services a wide variety of customers, including:

     -- engineering and research and development divisions of industrial companies,

     -- college, university and high school laboratories,

     -- EPA laboratories and Veterans Administration facilities,

     -- hospitals and medical care laboratories,

     -- state and local municipalities, and

     -- thousands of residents through household hazardous waste collection days.

     The Company provides a team of qualified and trained personnel to collect, label and package waste at the customer's site. CleanPacks are then transported to one of the Company's facilities for consolidation into full-size containers, which are then sent for further treatment or disposal as part of the Company's treatment and disposal services described above. As described above, disposal options include reclamation, fuels blending, incineration, aqueous treatment, and a secure chemical landfill.

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

     The Company operates a state-certified analytical testing laboratory in Braintree, Massachusetts which tests samples provided by customers to identify and quantify toxic pollutants in virtually every component of the environment. The laboratory staff evaluates the properties of a given material, selects appropriate analytical methods, and executes a laboratory work plan that results in a comprehensive technical report. In early 1996, the Company relocated the laboratory from its headquarter offices to its waste handling facility in Braintree.

     The Company also maintains laboratories at its principal waste management facilities to identify and characterize waste materials prior to acceptance for treatment and disposal.

     Personnel Training. The Company provides comprehensive personnel training programs for its own employees and those of its customers on a commercial basis. Such programs are designed to promote safe work practices under potential hazardous environmental conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under the Federal Resource Conservation and Recovery Act of 1976 ("RCRA") and the federal Occupational Safety and Health Act ("OSHA"). The Company's Technical Training Center includes confined space entry, exit, extraction, equipment, an air-system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA Hazardous Waste and Emergency Response Standard.

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

     Although the Company's customer base is diverse, two industries each provided over 10% of the Company's revenue in 1996. Approximately 19% of the Company's revenues in 1996 were from the chemical and allied products industry while approximately 14% were from the electric, gas and sanitary industry. In addition to serving industrial customers such as utilities, railroads, pipelines, pharmaceutical manufacturers, and chemical companies, the Company serves health care and educational institutions, federal, state and local governmental bodies, and thousands of small quantity generators.

     Under applicable environmental laws and regulations, generators of hazardous wastes retain potential legal liability for the proper treatment of such wastes through and including their ultimate disposal. In response to these potential liability concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have decreased the number of providers of such services that they utilize. Waste management companies which are selected as "approved vendors" by such large generators and other purchasers are firms, such as the Company, that possess comprehensive collection, recycling, treatment, transportation, disposal and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. By becoming an "approved vendor" of a large waste generator or other purchaser, the Company becomes eligible to provide waste management services to the various plants and projects of such generator or purchaser which are located in the Company's service areas. However, in order to obtain such "approved vendor" status, it may be necessary for the Company to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit the Company's facilities and operations to ensure that the Company's waste management services to such customers are being performed in compliance with applicable laws and regulations and with other criteria established by the Company and by such customers.

COMPLIANCE/HEALTH AND SAFETY

     The Company regards compliance with applicable environmental regulations and the health and safety of its workforce as critical components of its overall operations. The Company strives to maintain the highest professional standards in its compliance and health and safety activities; its internal operating requirements are in many instances more stringent than those imposed by regulation. The Company's compliance program has been developed for each of its waste management facilities and service centers under the direction of the Company's corporate compliance and health and safety staffs. The compliance and health and safety staffs consists of 55 full-time employees who are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. The

Company also performs periodic audits and inspections of the disposal facilities of other firms utilized by the Company.

     The Company's treatment, storage and recovery facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although the Company's facilities have been cited on occasion for regulatory violations, the Company believes that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full-time compliance or health and safety representative to oversee the implementation of the Company's compliance program at the facility or service center. These highly-trained regulatory specialists are independent from operations and report to corporate compliance and health and safety directors.

MANAGEMENT OF RISKS

     The Company adheres to a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers' ongoing environmental exposures. This program includes installation of risk management systems at the Company's facilities, such as fire suppression, employee training, environmental auditing, and policy decisions restricting the types of wastes handled. The Company evaluates all revenue opportunities and declines those which it believes involve unacceptable risks. The Company frequently utilizes specialty subcontractors to handle any such materials when discovered at a job site.

     The Company disposes of its wastes at facilities owned and operated by firms which the Company has audited and approved. Typically, the Company applies established technologies to the treatment, storage and recovery of hazardous wastes. The Company believes its operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

INSURANCE

     The Company's insurance programs cover the potential risks associated with its multifaceted operations from two primary exposures: direct physical damage and third-party liability. The Company maintains a casualty insurance program providing coverage for vehicles, workers' compensation, employer's liability, and comprehensive general liability in the aggregate amount of $30,000,000 per year, subject to a retention of $250,000 per occurrence, except for general liability where the retention is $500,000 per occurrence. The workers' compensation limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program.

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

     Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste. In 1989, the Company established a captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write professional liability and pollution liability insurance for the Company and its operating subsidiaries. RCRA, TSCA and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate per year for sudden occurrences and $3,000,000 per occurrence and

$6,000,000 in the aggregate per year for non-sudden occurrences. Currently, the Company uses its captive insurance company to provide (i) the first $1,000,000 of insurance against liability from sudden and non-sudden occurrences at its facilities, with the excess coverage provided by Lloyds of London, and (ii) the full policy limits of insurance for non-sudden occurrences.

     Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities, should the facility cease operation. For example, closure would include the cost of removing the waste stored at a facility which ceased operating, and sending the material to another company for disposal. The Company is in the process of obtaining surety bonds to provide such financial assurance for closure of the waste management facilities it currently owns, with the exception of the Kimball incinerator which has closure and post-closure insurance provided by a commercial insurer. The Company currently utilizes its captive insurance company to provide such financial assurance for closure and post-closure of the facilities other than the Kimball incinerator.

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

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The policy cancellation terms applicable to the Company are similar to those of other companies in other industries.

COMPETITION

     The Company competes with numerous large and small companies, each of which is able to provide one or more of the industrial waste management services offered by the Company and some of which have access to greater financial resources. The Company believes it offers a more comprehensive range of industrial waste management services than its competitors in major portions of its service territory. The Company also believes that its ability to provide comprehensive services constitutes a significant competitive advantage for the Company.

     Treatment, recovery and disposal operations are conducted by a number of national and regional waste management firms. The Company believes that the ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

     In field services, the Company's competitors include major national and regional environmental services firms which have environmental remediation staffs. The availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors.

EMPLOYEES

     As of March 3, 1997, the Company employed 1,213 people on a regular basis. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

     The properties of the Company consist primarily of its 12 waste management facilities and 17 service centers, various environmental remediation equipment, and a fleet of approximately 1,000 registered pieces of transportation equipment. Most service center locations are leased, and occasionally move to other locations as operations and space requirements change. All of the waste management facilities are owned by the Company, except (i) the Chicago hazardous waste management facility which is leased under a lease which (with extensions) expires September 2020, (ii) the Woburn, Massachusetts waste oil treatment and storage facility which is leased under a lease which (with extensions) expires February 2004, and
(iii) the Virginia waste oil treatment and storage facility which is leased under a lease which (with extensions) expires February 2002. In connection with the placement of an industrial revenue bond in 1996, the Company entered into a facilities lease with the City of Kimball, Nebraska whereby the City acquired a leasehold interest in the Kimball incinerator and the Company leased the incinerator back from the City. The Company retains title to the incinerator.

     Hazardous Waste Management Facilities. The Company operates hazardous waste management facilities at which it processes, treats and temporarily stores hazardous wastes for later resale, reuse or off-site treatment or disposal. Every facility that treats, stores or disposes of hazardous wastes must obtain a license from the federal EPA or an authorized state agency and must comply with certain operating requirements. See "Environmental Regulation -- Federal Regulation of Hazardous Waste" below for a description of licenses issued under the RCRA. All of the Company's hazardous waste management facilities are subject to RCRA licensing and have been issued RCRA Part B licenses, except for one interim status facility. One of the RCRA permits is under administrative appeal.

     Two of the facilities described above are waste oil treatment and storage facilities which are subject to RCRA licensing because some petroleum products, such as gasoline, are considered hazardous waste under federal law or are located in a state which regulates waste oil as a hazardous waste. In order to handle a variety of waste oil and petroleum products and support its field service activities in the Northeast and Mid-Atlantic regions, the Company has obtained or applied for RCRA licenses for those two facilities.

     The Company has made substantial modifications and improvements to the physical plant and treatment and process equipment in recent years at its treatment facilities. These modifications are consistent with the Company's strategy to upgrade the quality and efficiency of treatment services, to expand the range of services provided and to ensure regulatory compliance and operating efficiencies at these facilities. Major features of this program are the addition of new treatment systems, such as the CES in Baltimore, expansion of analytical testing laboratories, drum storage and processing facilities, and equipment rearrangement and replacement to improve operating efficiency.

     Chicago, IL. The Chicago, Illinois facility is located on the south side of Chicago, on Lake Calumet. It provides treatment of nonhazardous and hazardous industrial wastewaters, hazardous waste fuels blending, drummed waste processing and consolidation, and transfer and repackaging of laboratory chemicals into CleanPacks. In November 1993, the Illinois EPA issued a Part B license for a ten-year term, which significantly expanded the waste handling and storage capacity of the facility.

     In November, 1995, the Company acquired assets from Chemical Waste Management, Inc. ("ChemWaste") on an adjoining leased site, together with the existing improvements, in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the adjoining site. The existing improvements on the ChemWaste site, and other improvements completed in 1995 and 1996 by the Company, have expanded the waste storage and handling capabilities at the Chicago plant. The Chicago facility also serves as the central receiving, processing and transshipment facility for the CleanEXPRESS(TM) program. Waste materials are shipped via rail and truck to Chicago from all other Company facilities. The waste materials are either treated or processed for transshipment in Chicago.

     Under the sharing arrangement with ChemWaste, the Company could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. In addition, the Company entered into a five year disposal services agreement with ChemWaste in connection with the acquisition of the assets on the adjacent site. Pursuant to the terms of the disposal services agreement, the Company has agreed to use best efforts to deliver waste materials to ChemWaste facilities for disposal subject to certain customer preferences, scheduling and other considerations.

     Kimball, NE. In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, an affiliate of Amoco Oil Company. The Kimball facility includes a 45,000 ton-per-year fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. The construction of the incinerator and its operation have received widespread support in the local community. The incinerator has a RCRA Part B license issued by the Nebraska Department of Environmental Quality ("NDEQ"). In December 1994, the NDEQ approved commercial operation at 75% of capacity. In October, 1996, the NDEQ issued temporary authority to operate at 99.6% of capacity. The temporary authority can remain in effect for up to 1 year. The new RCRA and air permits are expected to be issued by NDEQ in 1997.

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

     Braintree, MA. The Braintree facility is located just south of Boston. The facility is primarily engaged in drummed waste processing and consolidation, solvent recovery, transformer decommissioning, PCB storage and processing, blending of waste used as supplemental fuel by industrial furnaces, pretreatment of waste to stabilize it before it is sent to landfills, and incineration of small quantities of nonhazardous waste. The facility was acquired by the Company in 1985 and operates under a state Interim Hazardous Waste Facility License issued by the Massachusetts Department of Environmental Protection ("DEP") in 1981. In June 1992, the DEP approved the Company's application for a final Hazardous Waste Facility License, and issued a final Part B license for a five-year term. The Town of Braintree filed an appeal to the permit which is still pending. The appeal is an administrative proceeding before the DEP, and the facility continues to operate normally pursuant to its state license and Interim Status authority under RCRA while the DEP considers the appeal. The Company is confident the review will result in confirmation of the license as granted. The authority from the federal EPA to handle PCBs is not impacted by the appeal of the Part B license.

     Natick, MA. The Natick, Massachusetts facility is located just west of Boston. Its primary services are storing and repackaging CleanPacks. The facility has a state Hazardous Waste Facility License (the state equivalent of a Part B license), which was renewed in October 1994 for a five-year term. The facility is also authorized by the federal EPA to handle PCBs.

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

     Baltimore, MD. The Baltimore, Maryland facility is located in central Baltimore. It provides treatment of nonhazardous and hazardous industrial aqueous wastes, treatment of "lean waters" through the CES process, drummed waste processing, waste stabilization, and transfer of CleanPacks. The facility has a state Controlled Hazardous Substances permit (the state equivalent of a Part B license), which was last issued in 1992 for a three-year term. The permit also allows handling of material destined for fuels-blending and rail shipment of hazardous and nonhazardous waste. In June, 1995 the Company submitted a permit renewal application which allows operations to continue until the renewal application is approved.

     Bristol, CT. In July 1992, the Company acquired Connecticut Treatment Corporation, located in Bristol, Connecticut, approximately 20 miles southwest of Hartford. It provides hazardous wastewater treatment, drummed waste processing and consolidation, and transfer of CleanPacks. This facility also provides treatment of special categories of hazardous wastewaters known as "listed" wastewaters resulting from industrial processes such as electroplating. The Connecticut Department of Environmental Protection renewed the Part B license in 1995 for a five year term.

     Cincinnati, OH. In February 1993, the Company acquired Spring Grove Resource Recovery, Inc. ("Spring Grove"), located north of downtown Cincinnati, Ohio. It provides hazardous wastewater treatment, drummed waste processing and consolidation, pretreatment of waste to stabilize it before it is sent to landfills, fuels blending, and transfer of CleanPacks. The facility is also authorized to handle PCBs. The facility holds a state Hazardous Waste Facility Installation and Operation permit (RCRA Part B) which was renewed in December 1993 for a five-year term, and a federal permit under the Hazardous and Solid Waste Amendments to RCRA issued in December, 1996. In May 1995, the Ohio Hazardous Waste Facility Board approved the transfer of the facility hazardous waste permit from the former owner of the facility to the Company.

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

     The facility in South Portland, Maine is a petroleum reclamation facility that handles most of the waste oil received by the Company, which comes primarily from the Company's remediation activities. It has a municipal sewer user permit allowing the discharge of water separated from oil. The Company also owns another property on Main Street in South Portland, which has a license to store virgin oil, and it is also permitted for the temporary storage and transfer of containerized hazardous waste.

     The Virginia facility is located near Richmond, and was acquired in September 1994. The facility is able to store waste oil and gasoline-contaminated hazardous wastes collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility operates under RCRA interim status pending the final review of its application for a Part B license.

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

     In late 1995, the EPA proposed to amend its hazardous waste regulations by establishing constituent-specific exit levels for low-risk solid wastes that are designated as hazardous because they are listed, or have been mixed with, derived from, or contain listed hazardous wastes. Under the proposal, generators of listed hazardous wastes that meet the self-implementing exit levels would no longer be subject to the hazardous waste management system under Subtitle C of RCRA as listed hazardous wastes. The proposed rulemaking, referred to as the Hazardous Waste Identification Rule ("HWIR"), establishes a risk-based "floor" to hazardous waste listings that will encourage pollution prevention, waste minimization, and the development of innovative waste treatment technologies. If adopted, the HWIR may adversely impact the Company's incinerator in Kimball, since many wastes which are currently required to be managed as a hazardous waste may no longer require incineration at a RCRA incineration unit such as Kimball. The proposed regulation is still under review by the U.S. EPA.

     The Company is required to obtain federal, state and local licenses or approvals for each of its hazardous waste facilities. Such licenses are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. The Company has acquired all operating licenses and approvals now required for the current operation of its business and has applied for or is in the process of applying for all licenses and approvals needed in connection with continued operation and planned expansion or modifications of its operations.

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

     The Company has begun RCRA corrective action investigations at its Part B licensed facilities in Braintree, Natick, Bristol, Chicago, and Woburn. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and on Main Street in South Portland, Maine. The Company spent approximately $596,000 on corrective action at the foregoing facilities in 1996.

     The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which is estimated to be in the range of $1,000,000 to $2,000,000, by, among other things, performing field service work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates.

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

     The Superfund Act. The Superfund Act provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See also "Business -- Legal Proceedings."

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

     The Company believes that each of its facilities is in substantial compliance with the applicable requirements of RCRA and state laws and regulations. Eleven of the Company's twelve waste management facilities have been issued final licenses; the one for the Braintree facility is under appeal. The Richmond facility operates under interim status. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. The Company anticipates that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that the Company will be able to comply with such requirements.

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

ITEM 3.  LEGAL PROCEEDINGS

     In April 1988, the Board of Selectmen of Braintree, Massachusetts, approved a cease and desist order with respect to the handling of flammable materials stored at the Company's Braintree facility. The Board concluded that, when the Company purchased the land on which the Braintree facility is located, a license for the storage of flammable liquids was not conveyed as an incident of ownership. The Company petitioned the Massachusetts Land Court for a declaratory judgment that either the Company possesses such a license by operation of law or that the statute requiring the license is pre-empted by the pervasive state regulation of hazardous waste facilities. In March 1994, the Land Court issued a ruling favorable to the Company, concluding that the statute is pre-empted by state hazardous waste laws and regulations and no local flammable storage license is required. The town has appealed this ruling, and has asked the Company to stipulate certain facts with respect to the other issues of the case so that a final appealable order can be issued by the Land Court. The Company has agreed to the stipulation but the Town has taken no further action.

     In October, 1995, an employee at the Company's Cincinnati plant was accidentally killed in an explosion. The estate of the deceased employee filed a lawsuit against three subsidiaries of the Company and two other parties alleging wrongful death, employer intentional tort, lost earnings, loss of companionship and consortium and pain and suffering. The amount of the damages claimed is not specified in the complaint, and the case is in the discovery phase at this time. In January, 1997, the Court granted the Company's motion to dismiss the employer intentional tort claims, but granted leave to allow plaintiffs to amend the complaint. The Company has brought cross-claims against a third-party waste generator with respect to this action, and the Company also has insurance coverage that should apply to the remaining claims.

     Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes at 20 state and federal Superfund sites.

     Eleven of these sites involve two subsidiaries which the Company acquired from ChemWaste, which is a subsidiary of WMX Technologies, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Natick and Braintree subsidiaries for waste disposed of before the Company acquired them. Accordingly, ChemWaste is paying all costs of defending the Company's Natick and Braintree subsidiaries in these cases, including legal fees and settlement costs.

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

     With respect to the other Superfund sites at which the Company believes it may face liability, the Company has established reserves or escrows which it believes are appropriate. Therefore, the Company believes that any future settlement costs arising from any or all of the 20 Superfund sites will not be material to the Company's operations or financial position. Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the Company and other potentially responsible parties ("PRPs") at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1996, the Company had accrued environmental costs of $434,000 for cleanup of Superfund sites. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

     Five of the 20 sites involve former subsidiaries of ChemClear Inc. One of the five sites is the Strasburg Landfill site in Pennsylvania. The Company and two other parties identified as PRPs received an order from the EPA in 1989 to perform certain emergency measures at the site. The Company responded by installing a leachate treatment and discharge system and repairing the landfill slope. Since early 1990, the Company has spent approximately $400,000 in complying with the EPA order. In 1992, the EPA issued its Record of Decision for the site which proposes recapping and revegetating the landfill and installing certain air emission and leachate treatment systems. The EPA has advised the PRP group that it plans to utilize Superfund monies to design and implement the remedy specified in the Record of Decision for the site, and initiate a cost recovery action for its past costs in the amount of approximately $6,000,000. The EPA indicated that the future remediation costs are estimated to be $11,000,000. The PRPs have indicated their willingness to accept the EPA's offer to engage in alternative dispute resolution. In January 1996, the Company and 16 other PRPs signed a standstill and tolling agreement with the EPA which has been extended four times and which now allows for settlement discussions to take place up to April 9, 1997. In March, 1997, the Company and eight other PRPs submitted a revised settlement offer of $2.5 million to the government. In February 1996, the Company filed suit in the U.S. District Court for the Eastern District of Pennsylvania against certain PRP's in order to preserve its claims for cost recovery and contribution against those parties. The Company believes its ultimate exposure in this case will not have a material impact on its financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

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

                                                                      HIGH       LOW
                                                                     ------     ------
        1995
          First Quarter............................................  $5.125     $3.375
          Second Quarter...........................................   5.50       3.125
          Third Quarter............................................   4.250      3.00
          Fourth Quarter...........................................   3.875      2.375

        1996
          First Quarter............................................  $3.875     $2.375
          Second Quarter...........................................   4.125      2.875
          Third Quarter............................................   3.375      1.500
          Fourth Quarter...........................................   3.375      1.875

     On March 3, 1997 there were 862 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name.

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

     Dividends on the Company's Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the 1996 dividends in common stock. The market value of the common stock and the shares of common stock issued to holders of preferred stock during 1996 were as follows:

                        RECORD DATE                   MARKET VALUE     COMMON STOCK ISSUED
        --------------------------------------------  ------------     -------------------
        January 1, 1996.............................      2.612               42,871
        April 1, 1996...............................      2.937               38,130
        July 1, 1996................................      2.987               37,492
        October 1, 1996.............................      3.212               34,866

     The Company anticipates that the Preferred Stock dividends payable through 1997 will be paid in common stock.

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

     Nonrecurring Charges. During the fourth quarter of 1995, the Company recorded a $4,247,000 nonrecurring charge in connection with the reengineering of the Company's operations and the write down of non-performing assets, as well as the anticipated losses on the sale of certain non-core properties. Under the reengineering program, the Company has closed or downsized small, satellite offices; reduced employment levels; downsized its laboratory staff and relocated the laboratory to its waste handling facility in Braintree, Massachusetts; and relocated its corporate headquarters to a new location in Braintree, Massachusetts in the Spring of 1996. The components of the nonrecurring charge are as follows:

        Severance and related costs....................................    $1,097,000
        Write-off of non-performing asset..............................     1,110,000
        Real estate related charges....................................     2,040,000
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

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues............................  $200,213     $209,250     $207,073     $200,114     $176,193
Cost of revenues....................   154,608      156,779      146,132      134,525      116,473
Selling, general and administrative
  expenses..........................    36,326       39,574       38,910       42,296       35,923
Depreciation and amortization of
  intangible assets.................     9,827       10,081       10,250       10,319        8,884
Nonrecurring charges................        --        4,247        1,035           --           --
                                      --------     --------     --------     --------     --------
Income (loss) from operations.......      (548)      (1,431)      10,746       12,974       14,913
Interest expense (net)..............     9,170        8,657        7,432        7,198        7,064
                                      --------     --------     --------     --------     --------
Income (loss) before provision for
  income taxes and extraordinary
  item..............................    (9,718)     (10,088)       3,314        5,776        7,849
Provision for (benefit from) income
  taxes.............................    (2,775)      (3,195)       1,619        2,645        2,774
                                      --------     --------     --------     --------     --------
Income (loss) before extraordinary
  item..............................    (6,943)      (6,893)       1,695        3,131        5,075
Extraordinary loss related to early
  retirement of debt, net of income
  tax benefit of $823,000...........        --           --        1,220           --           --
                                      --------     --------     --------     --------     --------
Net income (loss)...................  $ (6,943)    $ (6,893)    $    475     $  3,131     $  5,075
                                      ========     ========     ========     ========     ========
Net income (loss) per common and
  common equivalent share before
  extraordinary item................  $   (.77)    $   (.77)    $    .13     $    .28     $    .52
                                      ========     ========     ========     ========     ========
Extraordinary item..................  $     --     $     --     $   (.13)          --           --
                                      ========     ========     ========     ========     ========
Net income (loss) per common and
  common equivalent share...........  $   (.77)    $   (.77)    $    .00     $    .28     $    .52
                                      ========     ========     ========     ========     ========
Weighted average number of common
  and common equivalent shares
  outstanding.......................     9,653        9,475        9,635        9,884        9,743
                                      ========     ========     ========     ========     ========
BALANCE SHEET DATA:
Working capital.....................  $ 14,245     $ 11,053     $ 20,814     $ 18,320     $ 15,487
Total assets........................  $177,997     $186,444     $159,875     $167,358     $153,939
Long-term debt, less current
  portion...........................  $ 68,668     $ 70,391     $ 60,465     $ 62,507     $ 64,565
Stockholders' equity................  $ 53,584     $ 60,374     $ 67,326     $ 67,371     $ 58,065

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

                                                             PERCENTAGE OF TOTAL REVENUES
                                                     ---------------------------------------------
                                                         TWELVE-MONTH YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                     1996      1995      1994      1993      1992
                                                     -----     -----     -----     -----     -----
Revenues...........................................  100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues:
  Disposal costs paid to third parties.............   13.8      15.4      13.5      15.4      18.2
  Other costs......................................   63.4      59.5      57.1      51.8      47.9
                                                     -----     -----     -----     -----     -----
     Total cost of revenues........................   77.2      74.9      70.6      67.2      66.1
Selling, general and administrative expenses.......   18.2      18.9      18.8      21.1      20.4
Depreciation and amortization of intangible
  assets...........................................    4.9       4.9       4.9       5.2       5.0
Nonrecurring charges...............................     --       2.0       0.5        --        --
                                                     -----     -----     -----     -----     -----
Income (loss) from operations......................   (0.3)     (0.7)      5.2       6.5       8.5
Interest expense (net).............................    4.6       4.1       3.6       3.6       4.0
                                                     -----     -----     -----     -----     -----
  Income (loss) before provision for income taxes
     and extraordinary item........................   (4.9)     (4.8)      1.6       2.9       4.5
Provision for (benefit from) income taxes..........   (1.4)     (1.5)      0.8       1.3       1.6
                                                     -----     -----     -----     -----     -----
Income (loss) before extraordinary item............   (3.5)     (3.3)      0.8       1.6       2.9
Extraordinary loss from early retirement of debt...     --        --       0.6        --        --
                                                     -----     -----     -----     -----     -----
Net income (loss)..................................   (3.5)%    (3.3)%     0.2%      1.6%      2.9%
                                                     =====     =====     =====     =====     =====

     Revenues. Revenues for 1996 were $200,213,000 as compared to $209,250,000 for 1995 and $207,073,000 for 1994. During the fourth quarter of 1996, the Company received approximately $7,000,000 of revenue from the cleanup of a large oil spill off the Maine coast. Excluding this event business in the fourth quarter, the base business declined approximately 8% from the previous year. The revenue decline was the result of industry-wide pricing pressures and a decrease in the volumes of waste which were processed through the Company's facilities. During 1994, the Company received approximately $7,000,000 of revenue from its leading role in the cleanup of a large oil spill from a barge off the coast of Puerto Rico. Excluding the revenue from that event in 1994, the Company's base business grew approximately 5% from 1994 to 1995.

     There are many factors which have impacted, and continue to impact, the Company's revenues. These factors include: competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; and direct shipment by generators of waste to the ultimate treatment or disposal location.

     The Company continues to focus on developing its sales force in order to expand the customer base in the core markets in which it operates. While the Company has taken action to protect its market share in existing regions and has established new business relationships in the newer regions, significant price competition has impacted revenue growth.

     The Company continues to take pricing actions in response to industry conditions, as it attempts to maintain a competitive mix of price, performance, and customer support services while managing profitability and growth. The Company attempts to mitigate the effects of price reductions by reducing operating costs. There can be no assurance that pricing actions will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effect of pricing actions on the Company's gross margin.

     Cost of Revenues. Cost of revenues, as a percentage of revenues increased to 77.2% in 1996 from 74.9% in 1995 and 70.6% of revenues in 1994. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company has been able to upgrade the quality and efficiency of its waste treatment services through the development of new technology, strategic acquisitions, and continued modifications and upgrades at its facilities. In addition, during the second quarter of 1995, the Company acquired an incinerator in Kimball, Nebraska which provides the Company with incineration capabilities, thus reducing reliance on third parties. With the acquisition of the Kimball incinerator, the Company has seen a reduction in outside disposal costs. Although the addition of the Kimball incinerator has reduced the outside disposal costs to 13.8% of revenue in 1996 from 15.4% in 1995, the initial costs associated with the start-up and with obtaining the necessary volumes to support this facility have contributed to the increase in the other costs of revenue. Although these actions have reduced the Company's dependence on outside disposal vendors to which the Company sends waste for ultimate disposal, the increasingly competitive nature of pricing in the hazardous waste industry and the industry-wide reduction in the volume of waste materials handled have significantly reduced the margins on waste received at the Company's facilities.

     Since the Kimball incinerator is a relatively new facility, and a recent entrant to the incineration marketplace, volumes are growing slowly due to the time required for customers to audit and approve the facility and begin shipping waste to it. As a result of this and other factors, the incinerator experienced a loss from operations of approximately $3,000,000 during 1996 and $1,500,000 for the seven months ended December 31, 1995. Although the Company expects operating improvements during 1997, there can be no assurance that such improvements will occur.

     In 1996, the Company implemented its CleanEXPRESS(TM) system which the Company anticipates will result in increased efficiencies relative to the transfer of waste materials through the Company's network of waste management facilities to its expanded and upgraded Chicago facility. The Company anticipates this will lower the costs associated with the collection network of the transportation, treatment and disposal of routinely created hazardous waste.

     The nonrecurring charge in 1995 of $4,247,000 resulted primarily from the reengineering program, which identified more efficient methods of servicing customers as well as certain assets and field locations which were no longer integral to the Company's operations. Through reengineering, a two-year effort which began in January 1994, the Company significantly reduced its cost structure. The reengineering and cost control efforts identified over $10,000,000 in annual cost reductions which were substantially realized in 1996. These savings were achieved through the introduction of new computer systems which strengthened the Company's business processes, exiting non-core businesses, and reducing the number of offices and the amount of rented space. Although the Company realized these savings during 1996, they were offset by reduction in pricing, volumes and other costs increasing. The Company is continuing to implement cost savings plans to reduce operating expenses. This implementation included a reduction in workforce of approximately 340 employees since September of 1995, of which a reduction of approximately 160 employees occurred in the third quarter of 1996.

     The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During 1996, the Company continued its process of consolidating common functions to reduce redundant costs and improve the Company's ability to deliver its services. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses declined to $36,326,000 in 1996 from $39,574,000 in 1995 and $38,910,000 in 1994. The 8% decrease from 1995 to 1996 was the result of several cost cutting measures such as reducing administrative staff, relocating the Company's corporate headquarters to a new office park and focusing on discretionary spending. While there continues to be an effort to expand the Company's sales and marketing capabilities, any increases in these costs have been more than offset by cost savings programs. The Company does not expect any significant increases in 1997 in selling, general and administrative expenses.

     During 1995, the Company incurred costs associated with marketing campaigns for the Kimball incinerator and the expanded Chicago waste treatment facility. As a result of the Company's strategy to expand geographically, its sales expenses increased. Although there were increased costs associated with the expansion efforts, the Company implemented cost savings programs which, to some extent, offset sales related expenditures.

     Interest Expense. Interest expense increased during 1996 to $9,170,000 from $8,657,000 in 1995 and $7,432,000 in 1994. The increase in interest expense is attributed to an increase in the average borrowings of approximately $5 million for the twelve months ended December 31, 1996. A portion of the increase in interest expense during 1996 and 1995 was offset by interest income from restricted investments of $559,000 in 1996 and $243,000 in 1995. Interest expense increased during 1995 as a result of an increase in the Company's average cost of capital, due to its decision in 1994 to reduce its reliance on floating rate bank debt through the issuance of $50,000,000 of 12.50% Senior Notes, and an increase in total long-term debt, due to the costs of the acquisition of the Kimball incinerator and the expansion of the Chicago facility. No interest was capitalized during 1996, 1995 or 1994.

     Benefit from Income Taxes. The effective income tax rate for 1996 was 29%, as compared to 32% for 1995 and 49% for 1994. The rate can fluctuate significantly depending on the amount of income before taxes, as compared to the fixed amount of goodwill and other non-deductible items.

     During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. The Company has received a Notice of Intent to assess state income taxes from one of the states in which it operates. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. The Company believes that no current audits or assessments will result in charges which would be material to results of operations.

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

     The Company's future operating results may be affected by a number of factors, including the Company's ability to: integrate successfully the CleanEXPRESS(TM) program; continue to implement the treatment and disposal reengineering program; utilize its facilities and workforce profitably, in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; integrate additional hazardous waste management facilities, such as the Kimball incinerator and the expanded Chicago facility; realize benefits from cost reduction programs; and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers.

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

     The Company participates in a highly volatile industry, with multiple competitors, many of which have taken large write-offs and asset write-downs and undergone major restructurings during the past several years. As the industry consolidates, other companies may undergo such restructurings and incur special charges in an effort to reduce costs and offset the intense price competition in a competitive marketplace. The Company's participation in a highly dynamic industry could result in significant volatility of the Company's common stock price, as well as that of its competitors.

     The Company's business has not been significantly affected by inflation during the periods discussed above.

ENVIRONMENTAL CONTINGENCIES

     While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in increased operating and compliance costs. The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has as its goal 100% compliance. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.

     From time to time, the Company has paid fines or penalties in governmental environmental enforcement proceedings, usually involving its waste treatment, storage and disposal facilities. At December 31, 1996, however, there were no pending governmental environmental enforcement proceedings where the Company believes potential monetary sanctions will exceed $100,000. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the Company's plants, equipment, and vehicles, based on the Company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact the Company's operations and could have a material adverse impact on financial results.

     Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party at 20 state and federal Superfund sites. Eleven of these sites involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a wholly-owned subsidiary of WMX Technologies, Inc., and one site involves a subsidiary which the Company acquired from Southdown, Inc., a public company. As part of these acquisitions, ChemWaste and Southdown, Inc. agreed to indemnify the Company with respect to any liability of such subsidiaries for waste disposed of before the Company acquired them. With respect to the other Superfund sites, the Company has established reserves or escrows which it believes are appropriate, such that any future settlement costs of lawsuits arising from any or all of the 20 Superfund sites will not be material to the Company's operations or financial position. As of December 31, 1996, the Company had accrued environmental costs of approximately $434,000 for cleanup of Superfund sites.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital expenditures primarily by cash flow from operations. During the year ended December 31, 1996, the Company spent $3,126,000 on additions to plant and equipment and construction in progress, as compared to its capital expenditures of $8,852,000 during the same period of the prior year, during which the Company also spent $5,160,000 on the acquisition of the Kimball incinerator. During the twelve months ended December 31, 1996, net reductions to long-term debt were $1,025,000, as compared to net additions to long-term debt of $12,121,000 during the same period of the previous year.

     In September of 1996, the Company refinanced its $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with a financial institution by (i) amending the Loan Agreement to reduce the maximum credit thereunder from $45,000,000 to $35,000,000 and (ii) guaranteeing $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"). The Company used the net proceeds from the sale of the Bonds to repay a portion of its outstanding debt under the Loan Agreement. That portion was originally incurred to pay for a portion of the costs of the Kimball incinerator and landfill, including the prepaid closure insurance programs, as well as the costs of improvements to the facility.

     In December of 1996, the Company renegotiated (with a commercial insurance company) the requirement to provide an escrow for closure and post-closure costs of the incinerator and landfill. The $6,261,000 escrow balance is expected to be replaced with a $2,500,000 letter of credit during 1997. The Company received the escrow funds in January of 1997. The funds were used to paydown the outstanding balance of the revolving loan portion under the Loan Agreement of approximately $2 million, while the excess funds of approximately $4 million were invested in short-term government securities.

     Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the 1996 dividends in common stock. Accordingly, the Company has issued a total of 153,359 shares of common stock to the holders of the preferred stock for the year. The Company anticipates that the preferred stock dividends payable through 1997 will be paid in common stock.

     Management believes that sufficient resources will be available to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) for fiscal years beginning after December 15, 1996. SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS 5) are met and it includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized. SOP 96-1 also provides guidance with respect to the measurement of the liability and the display and disclosure of environmental remediation liabilities in the financial statements. The Company believes that the adoption of this SOP will not have a material impact on the Company's financial condition or results of operations.

     The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which requires the presentation of basic and diluted earning per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. The Company will adopt SFAS 128 as of December 31, 1997 and upon adoption, will restate all prior period EPS data presented. The Company has not yet determined the impact of adopting SFAS 128.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Harbors, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 5, 1997

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues...................................................  $200,213     $209,250     $207,073
Cost of revenues...........................................   154,608      156,779      146,132
Selling, general and administrative expenses...............    36,326       39,574       38,910
Depreciation and amortization of intangible assets.........     9,827       10,081       10,250
Nonrecurring charges.......................................        --        4,247        1,035
                                                             --------     --------     --------
Income (loss) from operations..............................      (548)      (1,431)      10,746
Interest expense (net).....................................     9,170        8,657        7,432
                                                             --------     --------     --------
Income (loss) before provision for income taxes and
  extraordinary item.......................................    (9,718)     (10,088)       3,314
Provision for (benefit from) income taxes..................    (2,775)      (3,195)       1,619
                                                             --------     --------     --------
Income (loss) before extraordinary item....................    (6,943)      (6,893)       1,695
Extraordinary loss related to early retirement of debt, net
  of income tax benefit of $823,000........................        --           --        1,220
                                                             --------     --------     --------
     Net income (loss).....................................  $ (6,943)    $ (6,893)    $    475
                                                             ========     ========     ========
Net income (loss) per common and common equivalent share
  before extraordinary item................................  $   (.77)    $   (.77)    $    .13
                                                             ========     ========     ========
Extraordinary item.........................................  $     --     $     --     $   (.13)
                                                             ========     ========     ========
Net income (loss) per common and common equivalent share...  $   (.77)    $   (.77)    $    .00
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding..............................................     9,653        9,475        9,635
                                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            AS OF DECEMBER 31,
                                                                                          ----------------------
                                                                                            1996          1995
                                                                                          --------      --------
ASSETS
Current assets:
  Cash and cash equivalents............................................................   $  1,366      $    225
  Restricted investments...............................................................      8,190         2,460
  Accounts receivable, less reserves of $1,063 and $1,045, respectively................     42,746        48,417
  Prepaid expenses.....................................................................      1,603         2,039
  Supplies inventories.................................................................      2,866         2,970
  Income tax receivable................................................................      1,668           722
  Deferred tax asset...................................................................      3,152         1,995
                                                                                          --------      --------
    Total current assets...............................................................     61,591        58,828
                                                                                          --------      --------
Property, plant and equipment:
  Land.................................................................................      8,423         8,364
  Buildings and improvements...........................................................     39,585        39,770
  Vehicles and equipment...............................................................     78,050        77,384
  Furniture and fixtures...............................................................      2,191         2,155
  Construction in progress.............................................................      1,819         1,317
                                                                                          --------      --------
                                                                                           130,068       128,990
  Less -- accumulated depreciation and amortization....................................     61,282        54,256
                                                                                          --------      --------
                                                                                            68,786        74,734
                                                                                          --------      --------
Other assets:
  Restricted investments...............................................................         --         5,207
  Goodwill (net).......................................................................     21,479        22,202
  Permits (net)........................................................................     12,605        13,489
  Deferred taxes non-current...........................................................      9,208         8,548
  Other................................................................................      4,328         3,436
                                                                                          --------      --------
                                                                                            47,620        52,882
                                                                                          --------      --------
        Total assets...................................................................   $177,997      $186,444
                                                                                          ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations..........................................   $  4,370      $  3,605
  Accounts payable.....................................................................     20,069        18,614
  Accrued disposal costs...............................................................      7,912         7,446
  Other accrued expenses...............................................................     14,609        17,886
  Income tax payable...................................................................        162            --
  Deferred tax liability...............................................................        224           224
                                                                                          --------      --------
    Total current liabilities..........................................................     47,346        47,775
                                                                                          --------      --------
Other liabilities:
  Long-term obligations, less current maturities.......................................     68,668        70,391
  Deferred taxes, long-term............................................................      7,453         7,904
  Other................................................................................        946            --
                                                                                          --------      --------
    Total other liabilities............................................................     77,067        78,295
                                                                                          --------      --------
Commitments and contingent liabilities (Notes 4, 8, 9, 10 and 14)
Stockholders' equity:
  Preferred stock, $.01 par value:
    Series A convertible preferred stock
      Authorized -- 2,000,000 shares; issued and outstanding -- none...................         --            --
    Series B convertible preferred stock
      Authorized -- 156,416 shares; issued and outstanding -- 112,000 shares at
       December 31, 1996 and 1995 (liquidation preference of $5,600,000)...............          1             1
  Common stock, $.01 par value:
    Authorized -- 20,000,000 shares; issued and outstanding 9,743,153 shares at
     December 31, 1996 and 9,524,676 shares at December 31, 1995.......................         98            96
  Additional paid-in capital...........................................................     59,477        58,871
  Unrealized loss on restricted investments, net of tax................................        (15)           (7)
  Retained earnings/(accumulated deficit)..............................................     (5,977)        1,413
                                                                                          --------      --------
    Total stockholders' equity.........................................................     53,584        60,374
                                                                                          --------      --------
        Total liabilities and stockholders' equity.....................................   $177,997      $186,444
                                                                                          ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------
                                                                                     1996         1995          1994
                                                                                   --------      -------      --------
Cash flows from operating activities:
  Net income (loss)..............................................................  $ (6,943)     $(6,893)     $    475
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................     9,827       10,081        10,250
    Write-off of leasehold improvements..........................................        --           --         1,035
    Write-off for reengineering program..........................................        --        3,684            --
    Allowance for doubtful accounts..............................................       651          381           776
    Amortization of deferred financing costs.....................................       631          536           357
    Write-off of deferred financing costs........................................        --           --           963
    Deferred income taxes........................................................    (1,116)      (1,515)         (929)
    Loss (gain) on sale of fixed assets..........................................       (77)           9           191
    (Gain) loss on sale of investments...........................................       (28)           4             2
    Amortization of bond premiums (discounts)....................................        --           --             1
    Changes in assets and liabilities, net of effects of businesses acquired:
      Accounts receivable........................................................     5,020       (3,962)          926
      Income taxes receivable....................................................      (946)        (544)          429
      Prepaid expenses...........................................................       436         (268)          459
      Supplies inventories.......................................................       104         (300)         (237)
      Deferred tax asset.........................................................    (1,157)      (1,995)           --
      Accounts payable...........................................................     1,455        7,063         1,122
      Accrued disposal costs.....................................................       466        1,267          (545)
      Other accrued expenses.....................................................    (3,277)       2,206         2,260
      Income tax payable.........................................................       162           --            --
      Deferred tax liability.....................................................        --          224            --
                                                                                   --------      -------      --------
        Net cash provided by operating activities................................     5,208        9,978        17,535
                                                                                   --------      -------      --------
Cash flows from investing activities:
  Payment for businesses acquired, net of cash acquired..........................        --           --          (200)
  Additions to property, plant and equipment.....................................    (3,126)     (12,984)       (5,270)
  Proceeds from sales and maturities of restricted investments...................       740          202           232
  Cost of restricted investments purchased.......................................    (1,278)      (6,124)         (960)
  Increase in other assets.......................................................      (873)      (2,661)         (103)
  Proceeds from sale of fixed assets.............................................       965           36           155
  Increase in permits............................................................       (13)        (140)           --
  Increase in other liabilities..................................................       946           --            --
                                                                                   --------      -------      --------
    Net cash used in investing activities........................................    (2,639)     (21,671)       (6,146)
                                                                                   --------      -------      --------
Cash flows from financing activities:
  Preferred stock dividend distribution..........................................        --         (335)         (429)
  Issuance of long-term debt.....................................................    16,667       10,000        50,000
  Payments on long-term obligations..............................................    (7,355)      (2,922)      (33,449)
  Additions to deferred financing costs..........................................      (564)        (842)       (2,364)
  Net borrowings (payments) under long-term revolver.............................   (10,337)       4,848       (24,991)
  Proceeds from exercise of stock options........................................        --           17            28
  Proceeds from employee stock purchase plan.....................................       161          152            --
                                                                                   --------      -------      --------
    Net cash provided by (used in) financing activities..........................    (1,428)      10,918       (11,205)
                                                                                   --------      -------      --------
Increase (Decrease) in cash and cash equivalents.................................     1,141         (775)          184
Cash and cash equivalents, beginning of year.....................................       225        1,000           816
                                                                                   --------      -------      --------
Cash and cash equivalents, end of year...........................................  $  1,366      $   225      $  1,000
                                                                                   ========      =======      ========
Supplemental Information:
Cash Payments (Receipts) for Interest and Income Taxes:
  Interest.......................................................................  $  8,849      $ 8,715      $  6,648
  Income Taxes...................................................................      (430)       1,410         1,585
Liabilities assumed in conjunction with business acquisitions:
  Fair value of assets acquired..................................................  $     --      $ 5,160      $    400
  Cash paid......................................................................        --        4,132           200
  Liabilities assumed............................................................        --        1,028           200
Noncash Investing and Financing Activities:
  Capital lease obligations incurred.............................................  $     --      $   196      $    240
  Dividends declared but not paid................................................        --           --           112
  Stock dividend on preferred stock..............................................       447          112            --
  Property, plant and equipment accrued..........................................        --          865            --

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                      SERIES B
                                   PREFERRED STOCK      COMMON STOCK                   UNREALIZED
                                  -----------------   -----------------                GAIN/(LOSS)     RETAINED
                                              $.01                $.01    ADDITIONAL       ON         EARNINGS/         TOTAL
                                   NUMBER      PAR     NUMBER      PAR     PAID-IN     RESTRICTED    (ACCUMULATED   STOCKHOLDERS'
                                  OF SHARES   VALUE   OF SHARES   VALUE    CAPITAL     INVESTMENTS     DEFICIT)        EQUITY
                                  ---------   -----   ---------   -----   ----------   -----------   ------------   -------------
BALANCE, AT DECEMBER 31, 1993....    112       $ 1      9,425      $95     $ 58,556       $  --        $  8,719        $67,371
                                     ---       ---      -----      ---     --------       -----        --------        -------
  Preferred stock dividends:
  Series B, $4.00 per share......     --        --         --       --           --          --            (441)          (441)
  Proceeds from exercise of stock
    options......................     --        --          6       --           28          --              --             28
  Tax benefit from exercise of
    stock options................     --        --         --       --            6          --              --              6
  Unrealized loss on restricted
    investments..................     --        --         --       --           --        (113)             --           (113)
  Net income.....................     --        --         --       --           --          --             475            475
                                     ---       ---      -----      ---     --------       -----        --------        -------
BALANCE, AT DECEMBER 31, 1994....    112       $ 1      9,431      $95     $ 58,590       $(113)       $  8,753        $67,326
                                     ---       ---      -----      ---     --------       -----        --------        -------
  Preferred stock dividends:
  Series B, $4.00 per share......     --        --         29       --          112          --            (447)          (335)
  Proceeds from exercise of stock
    options......................     --        --          6       --           17          --              --             17
  Employee Stock Purchase Plan...     --        --         59        1          152          --              --            153
  Unrealized gain on restricted
    investments..................     --        --         --       --           --         106              --            106
  Net loss.......................     --        --         --       --           --          --          (6,893)        (6,893)
                                     ---       ---      -----      ---     --------       -----        --------        -------
BALANCE, AT DECEMBER 31, 1995....    112       $ 1      9,525      $96     $ 58,871       $  (7)       $  1,413        $60,374
                                     ---       ---      -----      ---     --------       -----        --------        -------
  Preferred stock dividends:
  Series B, $4.00 per share......     --        --        153        1          446          --            (447)            --
  Employee Stock Purchase Plan...     --        --         65        1          160          --              --            161
  Unrealized loss on restricted
    investments..................     --        --         --       --           --          (8)             --             (8)
  Net loss.......................     --        --         --       --           --          --          (6,943)        (6,943)
                                     ---       ---      -----      ---     --------       -----        --------        -------
BALANCE, AT DECEMBER 31, 1996....    112       $ 1      9,743      $98     $ 59,477       $ (15)       $ (5,977)       $53,584
                                     ===       ===      =====      ===     ========       =====        ========        =======

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

  (c) Income Taxes

     Under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, business combinations accounted for by the purchase method, and provisions for doubtful accounts.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

  (g) Supplies Inventory

     Supplies inventory, stated at the lower of cost or market, is charged to operations on a first-in, first-out basis.

  (h) Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The Company depreciates and amortizes the cost of these assets, less the estimated salvage value, using the straight-line method as follows:

                                                                        ESTIMATED
                              ASSET CLASSIFICATION                     USEFUL LIFE
            ---------------------------------------------------------  -----------
            Buildings and improvements...............................   5-30 years
            Vehicles and equipment...................................   3-15 years
            Furniture and fixtures...................................    5-8 years

     Leaseholds are amortized over the shorter of the life of the lease or the asset. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income. Site preparation and improvement costs are included in land. Depreciation expense was $8,186,000 for 1996, $8,433,000 for 1995 and $8,622,000 for 1994.

  (i) Goodwill and Permits

     Goodwill and permits, as further discussed in Notes 5 and 6, are stated at cost and are being amortized using the straight-line method over 20 years for permits and periods ranging from 20 to 40 years for goodwill.

  (j) Letters of Credit

     The Company utilizes letters of credit to provide collateral assurance to issuers of performance bonds for certain contracts; to assure regulatory authorities that certain funds will be available for corrective action activities at its hazardous waste management facilities, as described in Note 8(b) below; and to provide financial assurance to regulators of its captive insurance company. As of December 31, 1996 and 1995, the Company had outstanding letters of credit amounting to $6,870,000 and $7,535,000, respectively.

     As of December 31, 1996, the Company had no significant concentrations of credit risk.

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

  (l) Reclassifications

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the 1996 presentation.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, restricted investments, and long-term obligations approximate fair value. The Company believes similar terms for long-term obligations would be attainable. The fair value of restricted investments and long-term obligations is based on quoted market prices for these

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
securities. At December 31, 1996, the estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                   CARRYING      FAIR
                                                                    AMOUNT       VALUE
                                                                   --------     -------
        Cash and cash equivalents................................  $  1,366     $ 1,366
        Restricted investments...................................     8,190       8,283
        Long-term obligations....................................    75,373      67,123

(4)  RESTRICTED INVESTMENTS

     Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that certain funds will be available for closure of those facilities, should a facility cease operation. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as collateral for its insurance policies and are restricted for future payment of insurance claims. At December 31, 1996, the amortized cost of these securities was $1,934,000. A valuation allowance of $35,000 was recorded to reflect the market value of $1,899,000, and a realized gain of $28,000 was reflected in net income for the year. The amortized cost of these securities held at December 31, 1995 was $2,451,000. A valuation allowance of $22,000 was recorded to reflect the market value of $2,429,000, and a realized gain of $4,000 was reflected in net income for the year. Investments held consist of fixed maturity and mortgage-backed securities. Fixed maturity securities, other than mortgage-backed securities, have contractual maturity dates after five years through ten years from December 31, 1996. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

     In addition, the Company deposited as collateral $5,650,000 with a commercial insurance company to provide for closure and post-closure costs of its incinerator and landfill (see Note 5 below). During December, 1996, the Company renegotiated its agreement with the insurance company to replace the investment with a letter of credit. As a result the Company transferred all its held-to-maturity government securities to the available for sale category. At December 31, 1996 the amortized cost of these securities was $6,261,000, while the market value was $6,354,000. The Company has an additional $30,000 escrow deposited for closure costs at December 31, 1996. The market value approximated the amortized costs of these investments, therefore no valuation allowance has been recorded. These government debt securities are classified as available for sale.

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

     Under RCRA, an owner or operator of a "Part B" licensed facility must provide financial assurance that funds will be available for closure of the facility, should the facility cease operation. An owner or operator may satisfy the requirements for financial assurance by using one of several mechanisms allowed under RCRA: a trust fund, surety bond, letter of credit, insurance, financial test, or corporate guarantee. The mechanism chosen by the Company is insurance which has been approved by NDEQ. The Company has obtained two insurance policies: one covers closure of the incinerator, and the other covers closure of the landfill and the post-closure costs of maintaining the site after the landfill is closed. Each insurance policy has a 30 year term.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

The NDEQ requires that the policy premiums through the year 2025 be prepaid by the Company to eliminate the risk that the policy might be canceled for failure to pay premiums some time in the future. The Company had deposited funds into an escrow account as collateral for the insurance policies which is restricted for future payment of insurance claims.

     As of December 31, 1996, the Company had paid $1,805,000 for the premium on the insurance policy for the incinerator and $2,000,000 for the premium on the insurance policy for the landfill. At December 31, 1996, the Company had deposited $5,650,000 with a commercial insurance Company to provide for closure costs of the incinerator. As of January, 1997, this deposit was no longer required (see Note 4). To replace this deposit, the Company is obligated to deliver to the insurance company a letter of credit in the amount of $2,500,000, to provide additional collateral for closure costs under the two insurance policies.

(6)  INTANGIBLE ASSETS

     Below is a summary of intangible assets at December 31, 1996 and 1995 (in thousands):

                                                                    1996        1995
                                                                   -------     -------
        Permits..................................................  $17,689     $17,676
        Goodwill.................................................   27,529      27,529
                                                                   -------     -------
                                                                    45,218      45,205
        Less -- accumulated amortization.........................   11,134       9,514
                                                                   -------     -------
                                                                   $34,084     $35,691
                                                                   =======     =======

     Amortization expense approximated $1,620,000, $1,619,000, and $1,619,000 for the years 1996, 1995, and 1994, respectively. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. At this time, the Company believes that no significant impairment of goodwill or permits has occurred and that no reduction of the book value or estimated useful lives is warranted.

(7)  OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following (in thousands):

                                                                    1996        1995
                                                                   -------     -------
        Insurance................................................  $ 3,125     $ 6,089
        Other items..............................................   11,484      11,797
                                                                   -------     -------
                                                                   $14,609     $17,886
                                                                   =======     =======

(8)  LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS

  (a) Legal Matters

     In April, 1988, the Board of Selectman of Braintree, Massachusetts, approved a cease and desist order with respect to the handling of flammable materials stored at the Company's Braintree facility. The Board concluded that, when the Company purchased the land on which the Braintree facility is located, a license for the storage of flammable liquids was not conveyed as an incident of ownership. The Company petitioned the Massachusetts Land Court for a declaratory judgment that either the Company possesses such a license by operation of law or that the statute requiring the license is pre-empted by the pervasive state regulation of hazardous waste facilities. In March, 1994, the Land Court issued a favorable ruling, concluding that the statute is pre-empted by state hazardous waste laws and regulations and no local flammable storage license is

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
required. The town has appealed this ruling, and has asked the Company to stipulate certain facts with respect to the other issues of the case so that a final appealable order can be issued by the Land Court. The Company has agreed to the stipulation but the Town has taken no further action.

     In October, 1995, an employee at the Company's Cincinnati plant was accidentally killed in an explosion. The estate of the deceased employee has filed a lawsuit against three subsidiaries of the Company and two other parties alleging wrongful death, employer intentional tort, lost earnings, loss of companionship and consortium and pain and suffering. The amount of the damages claimed is not specified in the complaint, and the case is in the discovery phase and the Company is not able to determine its potential liability, if any, at this time. In January, 1997, the Court granted a motion by the Company to dismiss the plaintiffs' intentional tort claims, but granted leave to allow the plaintiffs to amend the complaint. The Company has brought cross-claims against a third-party waste generator with respect to this action and the Company also has insurance coverage that should apply to the remaining claims.

     In the ordinary course of conducting its business, the Company becomes involved in environmentally related lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments against the Company. The Company does not believe that these proceedings, individually or in the aggregate, are material to its business.

     As of December 31, 1996, the Company has been named in a number of lawsuits arising from the disposal of wastes by certain Company subsidiaries at 20 state and federal Superfund sites. Eleven of these cases involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste") a subsidiary of WMX Technologies, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, ChemWaste is paying all costs of defending the Natick and Braintree subsidiaries in these 11 cases, including legal fees and settlement costs. Three cases involve Mr. Frank, Inc. and one case involves Connecticut Treatment Center ("CTC"). Southdown, Inc., from which the Company bought CTC, has agreed to indemnify the Company with respect to any liability for waste disposed of by CTC before the Company acquired CTC, and the sellers of Mr. Frank, Inc. agreed to a limited indemnity against certain environmental liabilities arising from prior operations of Mr. Frank, Inc.

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

     Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other potentially responsible parties ("PRPs") at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1996, the Company had accrued environmental costs of $434,000 for cleanup of Superfund sites. Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

  (b) Environmental Matters

     Under the RCRA, every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from EPA or an authorized state agency and must comply with certain operating requirements. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing. RCRA requires that permits

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
contain a schedule of required on-site study and cleanup activities, known as "corrective action", including detailed compliance schedules and provisions for assurance of financial responsibility.

     The EPA or applicable state agency have begun RCRA corrective action investigations at the Company's RCRA licensed facilities in Bristol, Connecticut; Baltimore, Maryland; Chicago, Illinois; Braintree, Massachusetts; Natick, Massachusetts; and Woburn, Massachusetts. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and South Portland, Maine. The Company spent approximately $596,000 in 1996 and $790,000 in 1995 on corrective action at the foregoing facilities. Two RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio were acquired from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site arising from prior ownership, including the cost of corrective action.

     The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which is estimated to be in the range of $1,000,000 to $2,000,000, by, among other things, performing field service work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates.

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

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims.

  (d) Other Commitments

     In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the ChemWaste site allowed the Company to implement the CleanEXPRESS(TM) program. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste.

(9)  FINANCING ARRANGEMENTS

     On September 6, 1996, the Company refinanced its $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with a financial institution by (i) amending the Loan Agreement to reduce the maximum credit thereunder from $45,000,000 to $35,000,000, and (ii) guaranteeing $10,000,000 of
10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"). The Company used the net proceeds from the sale of the Bonds to repay a portion of its outstanding debt under the Loan Agreement. That portion was originally incurred for acquisition costs associated with the acquisition of the Kimball incinerator (the "Facility"), including the costs relating to insurance premiums. In connection with the issuance of the Bonds, the Company entered into a facilities lease with the City of Kimball whereby the City acquired a leasehold interest in the Facility and the Company leased the Facility back from the City. The Company retains title to the Facility.

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

     As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provides for a $24,500,000 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note (the "Term Note"). The Term Note has monthly principal payments of $250,000. The Revolver allows the Company to borrow up to $35,000,000 in cash and letters of credit. Letters of credit may not exceed $20,000,000 at any one time. The Revolver requires the Company to pay a line fee of one half of one percent on the unused portion of the line. The Revolver has a three-year term with an option to renew annually.

     At December 31, 1996, the balance of the Term Note was $9,750,000, the Revolver balance was $2,216,000, and the letters of credit outstanding were $6,870,000. At December 31, 1995, the balance of the

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

Term Note was $8,833,000, the Revolver balance was $12,553,000, and the letters of credit outstanding were $7,535,000.

     The Loan Agreement allows for up to 80% of the outstanding balance of the combined Revolver and Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement is collateralized by substantially all of the Company's assets. The Loan Agreement provides for certain covenants including, among others, minimum levels of working capital and adjusted net worth. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock.

     On August 4, 1994, the Company issued $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). The Company used the net proceeds to prepay $22,500,000 of outstanding principal of 13.25% Senior Subordinated Notes, at par plus a prepayment premium of 4.417%; to prepay the $1,800,000 outstanding principal amount of a subordinated note to a financial institution; to prepay the $489,000 outstanding principal amount of two junior subordinated notes to the former owners of Mr. Frank, Inc.; and to reduce the balance under its $55,000,000 Revolving Credit Agreement with three banks (the "Revolver") by approximately $21,800,000.

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

     In connection with the sale of the Senior Notes, the Company amended the terms of two 8% subordinated convertible notes, in the amounts of $3,500,000 and $1,500,000, respectively. The two notes were collateralized by liens on certain Company assets, and are convertible into common stock at $15 and $10 per share, respectively. The holder of these two notes agreed to exchange such notes for new 10% Senior Convertible Notes, with less restrictive covenants than the prior notes. The new notes rank pari passu with the Senior Notes and have covenants identical to the Senior Note covenants. Principal of the two Senior Convertible Notes is payable in five equal installments of $1,000,000, which began on October 31, 1995 and end on October 31, 1999. Such notes are convertible into common stock at $25 per share.

     On June 30, 1992, the Company acquired all of the outstanding shares of Connecticut Treatment Corporation ("CTC"), a hazardous waste treatment, storage and disposal facility located in Bristol, Connecticut, from Southdown Environmental Treatment Systems in exchange for $500,000 in cash and a promissory note in the amount of $1,883,000. The first principal installment on the note was $376,600, which was paid on June 30, 1993, with installments of $94,150 due at the end of each quarter thereafter, until the remaining balance is paid in full. The note bears interest at the corporate base rate announced by The First National Bank of Boston (the "Bank") (8.0% at December 31, 1996) plus 2%.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

     The following table is a summary of the Company's long-term debt obligations reflecting the transactions discussed above.

     Long-term obligations consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Economic development revenue bonds at 10.75%.............................  $10,000          --
Revolving credit with a finance company, bearing interest at the
  Eurodollar Rate (5.25% at December 31, 1996) plus 3.0%, or the "prime"
  rate (8.25% at December 31, 1996) plus 1.50%, collateralized by
  substantially all assets...............................................    2,216     $12,553
Term note payable, bearing interest at the Eurodollar rate (5.25% at
  December 31, 1996) plus 3.0%...........................................    9,750       8,833
Senior notes payable, bearing interest at 12.50%.........................   50,000      50,000
Senior convertible notes bearing interest at 10%.........................    3,000       4,000
Junior subordinated note payable to Southdown Environmental Treatment
  Systems, Inc. bearing interest at the Bank's base rate plus 2%.........      188         565
Junior subordinated notes to the former owners of Mr. Frank, Inc. bearing
  interest at the Bank's base rate plus 1%...............................       21          48
Obligations under capital leases.........................................      198         399
                                                                           -------     -------
                                                                            75,373      76,398
Less -- current maturities...............................................    4,370       3,605
Less -- unamortized financing costs......................................    2,335       2,402
                                                                           -------     -------
     Long-term obligations...............................................  $68,668     $70,391
                                                                           =======     =======

     Below is a summary of minimum payments due under the Company's long-term obligations (in thousands), exclusive of obligations under capital leases discussed in Note 10:

                                       YEAR                              AMOUNT
            -----------------------------------------------------------  -------
            1997.......................................................  $ 4,210
            1998.......................................................    6,215
            1999.......................................................    4,000
            2000.......................................................      750
            2001.......................................................   50,000
            Thereafter.................................................   10,000
                                                                         -------
            Total minimum payments due under long-term obligations
              including current maturities.............................  $75,175
                                                                         =======

(10)  LEASES

  (a) Capital Leases

     The Company possesses certain equipment under capital leases. The obligations of the Company under such leases are collateralized by the leased equipment. The capitalized cost of this equipment was $1,417,000 and $1,417,000 with related accumulated amortization of $1,142,000 and $908,000 at December 31, 1996 and 1995, respectively.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

     Future minimum lease payments under capital leases are as follows (in thousands):

                                         YEAR                               AMOUNT
            --------------------------------------------------------------  ----
            1997..........................................................  $171
            1998..........................................................    37
            1999..........................................................    --
            2000..........................................................    --
            2001..........................................................    --
            Thereafter....................................................    --
                                                                            ----
            Total minimum lease payments..................................  $208
              Less -- amounts representing interest.......................    10
                                                                            ----
            Present value of minimum lease payments.......................  $198
                                                                            ====

  (b) Operating Leases

     The Company leases facilities and personal property under certain operating leases in excess of one year. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Future minimum lease payments under operating leases are as follows (in thousands):

                                       YEAR                              AMOUNT
            -----------------------------------------------------------  -------
            1997.......................................................  $ 2,745
            1998.......................................................    2,022
            1999.......................................................    1,686
            2000.......................................................    1,443
            2001.......................................................    1,160
            Thereafter.................................................    2,846
                                                                         -------
                                                                         $11,902
                                                                         =======

     During the years 1996, 1995 and 1994 rent expense was approximately $12,501,000, $14,120,000, and $14,182,000, respectively. The Company has an agreement to sublease its Bedford, Massachusetts facility. See Note 17 below.

(11)  FEDERAL AND STATE INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                            1996        1995        1994
                                                           -------     -------     ------
Federal:   Current.......................................  $  (911)    $    --     $1,941
           Deferred......................................   (1,359)     (3,057)      (699)
State:     Current.......................................      405          --        721
           Deferred......................................     (910)       (138)      (344)
                                                           -------     -------     ------
     Net provision for (benefit from) income taxes.......  $(2,775)    $(3,195)    $1,619
                                                           =======     =======     ======

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

     The sources of significant timing differences which gave rise to deferred taxes were as follows (in thousands):

                                                             1996        1995        1994
                                                            -------     -------     -------
    Depreciation..........................................  $  (227)    $    --     $  (508)
    Provision for doubtful accounts.......................       (8)        181         (54)
    Vacation accrual......................................       --          --          67
    Rent holiday..........................................      (68)         --        (107)
    Insurance reserves....................................     (596)        302        (163)
    Litigation............................................      348        (228)         57
    Tax attributes, net of valuation allowance............   (1,378)     (2,582)       (271)
    Permits...............................................     (224)       (224)       (242)
    Other.................................................     (116)       (644)        178
                                                            -------     -------     -------
         Total deferred tax provision (benefit)...........  $(2,269)    $(3,195)    $(1,043)
                                                            =======     =======     =======

     The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

                                                              1996        1995        1994
                                                              -----       -----       -----
    Statutory rate..........................................  (34.0)%     (34.0)%      34.0%
    Increase (decrease) in taxes resulting from:
      State income taxes, net of federal benefit............   (0.8)       (0.9)        7.0
      Goodwill amortization.................................    2.6         2.0         7.4
      Other permanent differences...........................    3.6         1.2          .5
                                                              -----       -----       -----
         Net provision for (benefit from) income taxes......  (28.6)%     (31.7)%      48.9%
                                                              =====       =====       =====

     The components of the total deferred tax asset at December 31, 1996 and 1995 were as follows (in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Current:
      Provision for doubtful accounts................................  $   425     $   418
      Litigation accruals............................................      144         655
      Health insurance accrual.......................................      350          --
      Miscellaneous..................................................    1,253         922
      Tax credits....................................................      980          --
                                                                       -------     -------
         Total current deferred tax asset............................  $ 3,152     $ 1,995
                                                                       -------     -------
    Deferred:
      Accrued rent holiday...........................................       68          --
      Insurance reserve..............................................      627         471
      Other..........................................................      214         175
      Various tax attributes.........................................    9,078       8,681
      Valuation allowance............................................     (779)       (779)
                                                                       -------     -------
         Total long-term deferred tax asset..........................  $ 9,208     $ 8,548
                                                                       -------     -------
         Total deferred tax asset....................................  $12,360     $10,543
                                                                       =======     =======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

     The components of the total deferred tax liability at December 31, 1996 and 1995 were as follows (in thousands):

                                                                          1996       1995
                                                                         ------     ------
    Current:
      Permits..........................................................  $  224     $  224
                                                                         ------     ------
    Deferred:
      Permits..........................................................   1,990      2,214
      Property, plant and equipment....................................   5,463      5,690
                                                                         ------     ------
         Total long-term deferred tax liability........................   7,453      7,904
                                                                         ------     ------
         Total deferred tax liability..................................  $7,677     $8,128
                                                                         ------     ------
         Net deferred tax asset........................................  $4,683     $2,415
                                                                         ======     ======

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

     For federal income tax purposes at December 31, 1996, as a result of the acquisition of ChemClear, the Company has regular tax net operating loss carryforwards of $3,333,000 and alternative minimum tax net operating loss carryforwards of $2,712,000, which may be used to offset future taxable income, if any, of the former ChemClear entities, subject to certain limitations. These net operating loss carryforwards expire commencing in 2002.

(12)  STOCKHOLDERS' EQUITY

  (a) Stock Option Plans

     In 1987, the Company adopted a nonqualified stock option plan (the "1987 Plan"). In 1992, the Company adopted a nonqualified equity incentive plan which provides for a variety of incentive awards, including stock options (the "1992 Plan"). As of December 31, 1996, all awards under the 1992 Plan were in the form of nonqualified stock options. These options generally become exercisable after a period of one to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 1996, the Company had reserved 955,600 and 800,000 shares of common stock for issuance under the 1987 and 1992 Plans, respectively.

     Under the terms of the 1987 and 1992 Plans, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. The difference between the exercise price and fair market value at the date of grant is charged to operations ratably over the option vesting period. No options were granted during 1996, 1995 and 1994 with exercise prices lower than the fair market value of the common stock at the date of grant.

     On December 19, 1996, the Compensation and Stock Option Committee of the Board of Directors approved a plan whereby the stock options previously granted to all employees at prices of $2.70 to $6.75 per share be repriced at then fair market value ($2.125 per share) with the same vesting period commencing upon the date of the award of their original option agreement, except for 61,945 options for which the option life was extended five years.

     On October 10, 1994, the Board of Directors approved a plan whereby all employees (excluding senior management) who previously were awarded stock options at prices of $6.50 to $15.00 per share be given the

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
opportunity to surrender those options in exchange for new options awarded at fair market value ($6.00 per share) with the same vesting period commencing upon the date of the award of their original option agreement.

  (b) Supplemental Disclosures for Stock-Based Compensation

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

     Activity under the Plans for the year ended December 31, 1996 is as follows:

                                                               NUMBER OF     WEIGHTED AVERAGE
                                                                SHARES        EXERCISE PRICE
                                                               ---------     ----------------
    Outstanding at December 31, 1993.........................    889,921          $ 8.85
      Granted................................................    462,138            6.36
      Forfeited..............................................   (284,729)           8.74
      Exercised..............................................     (5,453)           5.13
                                                               ---------          ------
    Outstanding at December 31, 1994.........................  1,061,877            6.36
      Granted................................................    362,120            3.12
      Forfeited..............................................   (131,450)           6.85
      Exercised..............................................     (5,556)           2.70
                                                               ---------          ------
    Outstanding at December 31, 1995.........................  1,286,991            5.42
      Granted................................................    597,350            2.54
      Forfeited..............................................   (417,393)           5.64
      Exercised..............................................         --              --
                                                               ---------          ------
    Outstanding at December 31, 1996.........................  1,466,948          $ 2.52
                                                               =========          ======

     Summarized information about stock options outstanding at December 31, 1996 is as follows:

                                                                      EXERCISABLE
                                     WEIGHTED                    ----------------------
                                      AVERAGE       WEIGHTED                   WEIGHTED
                     NUMBER OF       REMAINING      AVERAGE                    AVERAGE
   RANGE OF           OPTIONS       CONTRACTUAL     EXERCISE     NUMBER OF     EXERCISE
EXERCISE PRICES     OUTSTANDING        LIFE          PRICE        OPTIONS       PRICE
---------------     -----------     -----------     --------     ---------     --------
 $ 2.13 -  3.38      1,369,857          8.0          $ 2.14       412,889       $ 2.17
   6.00 - 13.50         97,091          5.0            7.88        95,891         7.81

     Options exercisable at December 31, 1994, 1995 and 1996 were 337,941, 468,458 and 508,780, respectively.

     The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                             1996     1995
                                                                             ----     ----
    Dividend yield.........................................................  none     none
    Expected volatility....................................................  64.4%    64.4%
    Risk-free interest rate................................................   5.6%     5.9%
    Expected life..........................................................   6.1      6.8

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

     Weighted average fair value of options granted at fair value during:

        1996.................................................................  $0.97
                                                                               =====
        1995.................................................................  $2.14
                                                                               =====

     Had compensation cost for the Company's 1996 and 1995 stock option grants been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                                                  NET LOSS
                                                                                  PER FULLY
                                                                 NET LOSS       DILUTED SHARE
                                                                -----------     -------------
    As reported:
    1996......................................................  $(6,943,000)       $ (0.77)
    1995......................................................   (6,893,000)         (0.77)
    Pro forma:
    1996......................................................  $(7,251,000)       $ (0.81)
    1995......................................................   (6,922,000)         (0.78)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

  (c) Employee Stock Purchase Plan

     In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock has been reserved for offering to employees over a period of five years, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2000. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. As of December 31, 1996 and 1995, 65,000 and 59,000 shares, respectively, of common stock had been purchased under the ESPP. The weighted average fair values of the options granted at fair value under the ESPP during 1996 and 1995 were $0.72 and $0.84, respectively.

  (d) Warrants

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

  (e) Preferred Stock

     On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $.01 par value ("Preferred Stock"), for the acquisition of Spring Grove. The liquidation value of each preferred

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
share is the liquidation preference of $50 plus unpaid dividends. Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $18.63. The Company had the option to redeem such Preferred Stock at liquidation value plus a redemption premium of 5%, if the redemption occurs on or before August 16, 1997; thereafter, the redemption premium declines 1% each year. Each preferred share entitles its holder to receive a cumulative annual cash dividend, which was $3.50 per share from February 16, 1993 to February 16, 1994 and $4.00 per share thereafter, or at the election of the Company, a common stock dividend of equivalent value.

     Dividends on the Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. The Company elected to pay the 1996 dividends in common stock with a market value equal to the amount of the dividend payable. During 1996 the Company issued 153,359 shares of common stock to the holders of the Preferred Stock. The Company anticipates that the Preferred Stock dividends payable through 1997 will be paid in common stock.

(13)  EMPLOYEE BENEFIT PLAN

     The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company modified the plan during 1996 whereby the Company has an option of contributing to the plan. No contribution was made by the Company in 1996. During the years 1995 and 1994, the Company's contributions aggregated approximately $834,000 and $825,000, respectively.

(14)  RELATED PARTY TRANSACTIONS

     The Company leased certain facilities from a partnership of which the Company's principal stockholder is a limited partner. Under the terms of the lease, the Company agreed to make aggregate lease payments of $5,633,000 from the inception of the lease through June 1, 1996. The Company did not elect its option to renew the lease. Total rent expense charged to operations for the years ending December 31, 1996, 1995 and 1994 was $234,289, $703,000, and
$703,000, respectively. See Note 10 for further discussion of lease commitments.

(15)  QUARTERLY DATA (UNAUDITED)

                                                       FIRST      SECOND       THIRD      FOURTH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1996
  Revenue...........................................  $45,736     $49,638     $50,738     $54,101
  Income (loss) from operations.....................     (847)     (1,093)         39       1,353
  Net loss..........................................   (1,642)     (2,605)     (1,742)       (954)
  Net loss per common and common equivalent share...     (.18)       (.28)       (.19)       (.11)
1995
  Revenue...........................................  $47,150     $54,899     $54,398     $52,803
  Income (loss) from operations.....................      815       2,549         311      (5,106)(a)
  Net income (loss) before extraordinary item.......     (590)        203      (1,200)     (5,306)
  Net income (loss).................................     (590)        203      (1,200)     (5,306)
  Net income (loss) per common and common equivalent
     share..........................................     (.07)        .01        (.14)       (.57)

---------------
(a) Reflects a one-time charge of $4,247,000 in connection with the re-engineering of the Company's operations and the write-down of a non-performing asset as well as the sale of certain non-core properties.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

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

(17)  NONRECURRING CHARGES

     During the fourth quarter of 1995, the Company recorded a $4,247,000 nonrecurring charge in connection with the reengineering of the Company's operations and the write-off of a non-performing asset, as well as the anticipated losses on the sale of certain non-core properties. Under the reengineering program, the Company has closed or downsized small, satellite offices; reduced employment levels; downsized and relocated the laboratory to its waste handling facility in Braintree, Massachusetts; and relocated its corporate headquarters to a new location in Braintree, Massachusetts in the Spring of 1996. The components of the nonrecurring charge are as follows:

            Severance and related costs..............................  $1,097,000
            Write-down of non-performing asset.......................   1,110,000
            Real estate related charges..............................   2,040,000
                                                                       ----------
                                                                       $4,247,000

     During the fourth quarter of 1994, the Company renegotiated its lease on its corporate headquarters in Quincy, Massachusetts, such that the lease would terminate on or before December 31, 1995. The Company relocated its corporate headquarters to Braintree, Massachusetts in the spring of 1995. In addition, the Company vacated laboratory space it rents in Bedford, Massachusetts, and is subleasing the space. As a result, the Company recorded a one-time, noncash charge of $1,035,000 before taxes for the write-off of leasehold improvements at the two locations.

                                                                     SCHEDULE II

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                     BALANCE      CHARGED TO     DEDUCTIONS     BALANCE
                                                    BEGINNING     OPERATING         FROM         END OF
         ALLOWANCE FOR DOUBTFUL ACCOUNTS            OF PERIOD      EXPENSE       RESERVES(A)     PERIOD
--------------------------------------------------  ---------     ----------     ----------     --------
1994..............................................   $ 1,372         $776           $653         $1,495
1995..............................................     1,495          381            831          1,045
1996..............................................     1,045          651            633          1,063

---------------
(a) Amounts deemed uncollectible, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 1997.

     For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents Filed as a Part of this Report

                                                                                    PAGE
                                                                                    ----
    1.  Financial Statements:
         Report of Independent Accountants........................................
         Consolidated Statements of Income for the Three Years Ended December 31,
          1996....................................................................
         Consolidated Balance Sheets, December 31, 1996 and 1995..................
         Consolidated Statements of Cash Flows for the Three Years Ended December
          31, 1996................................................................
         Consolidated Statements of Stockholders' Equity for the Three Years Ended
          December 31, 1996.......................................................
         Notes to Consolidated Financial Statements...............................

    2.   Financial Statement Schedules:
         Schedule II -- Valuation and Qualifying Accounts.........................

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

                                                                                        LOCATION
 ITEM                                                                                   ---------
 NO.                                       DESCRIPTION
------       -----------------------------------------------------------------------    SEE NOTE:
 3.1     --  Restated Articles of Organization of Clean Harbors, Inc. and amendments
             thereto................................................................        (1)
 3.2     --  Certificate of Vote of Directors Establishing a Series of a Class of
             Stock (Series B Convertible Preferred Stock)...........................        (2)
 3.4A    --  Amended and Restated By-laws of Clean Harbors, Inc.....................        (3)

                                                                                        LOCATION
 ITEM                                                                                   ---------
 NO.                                       DESCRIPTION
------       -----------------------------------------------------------------------    SEE NOTE:
 4.1     --  Senior Note Indenture dated as of August 4, 1994, between Clean
             Harbors, Inc., the Guarantor Subsidiaries of the Company, and Shawmut
             Bank, N.A., as trustee for the holders of the Company's 12.50% Senior
             Notes due May 15, 2001.................................................        (4)
 4.2     --  Loan and Security Agreement dated May 8, 1995 by and between Congress
             Financial Corporation (New England) and the Company's Subsidiaries as
             Borrowers..............................................................        (5)
 4.3     --  Term Promissory Note dated May 8, 1995 from the Company's Subsidiaries as Debtors to Congress Financial Corporation (New England) in the
             amount of $10,000,000..................................................        (5)
 4.4     --  Guarantee dated May 8, 1995 by Clean Harbors, Inc. to Congress
             Financial Corporation (New England) of the obligations of the Company's
             Subsidiaries under the Financing Agreements............................        (5)
 4.5     --  General Security Agreement dated May 8, 1995 by Clean Harbors, Inc. in
             favor of Congress Financial Corporation (New England)..................        (5)
 4.6     --  Letter Agreement dated November 21, 1995 by and between Congress
             Financial Corporation (New England) and the Company's Subsidiaries as
             Borrowers..............................................................        (8)
 4.7     --  Second Amendment to Financing Agreements dated March 20, 1996 by and between Congress Financial Corporation (New England), the Company's
             Subsidiaries as Borrowers and Clean Harbors, Inc. as guarantor.........        (8)
 4.8     --  Amended and Restated Term Promissory Note dated March 20, 1996 from the
             Company's Subsidiaries as Debtors to Congress Financial Corporation
             (New England) in the amount of $15,000,000.............................        (8)
 4.9     --  Third Amendment to Financing Agreements dated September 6, 1996 by and between Congress Financial Corporation (New England), the Company's
             Subsidiaries as Borrowers, and Clean Harbors, Inc. as Guarantor........        (9)
10.35    --  Stock Purchase Agreement among Clean Harbors, Inc., Southdown
             Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of
             June 23, 1992..........................................................        (2)
10.36    --  Stock Purchase Agreement among Clean Harbors, Inc., Southdown
             Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of
             February 16, 1993......................................................        (2)
10.37    --  Clean Harbors, Inc. 1987 Stock Option Plan.............................        (6)
10.38    --  Clean Harbors, Inc. 1992 Equity Incentive Plan.........................        (6)
10.39    --  Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean
             Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste
             Management, Inc. dated as of January 30, 1995..........................        (7)
10.40    --  Asset Purchase Agreement among Clean Harbors Technology Corporation,
             Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995....        (5)
10.41    --  Disposal Services Agreement by and between Chemical Waste Management,
             Inc. and its subsidiary and affiliated companies and Clean Harbors
             Environmental Services, Inc. and its affiliated companies dated as of
             October 31, 1995.......................................................        (8)
11       --  Statement re computation of Net Income (Loss) per Share................    Filed
                                                                                        herewith
21       --  Subsidiaries...........................................................    Filed
                                                                                        herewith
23       --  Consent of Independent Accountants.....................................    Filed
                                                                                        herewith

                                                                                        LOCATION
 ITEM                                                                                   ---------
 NO.                                       DESCRIPTION
------       -----------------------------------------------------------------------    SEE NOTE:
24       --  Power of Attorney for Christy W. Bell, David A. Eckert, John F. Kaslow,
             Daniel J. McCarthy, John J. Preston, and Lorne R. Waxlax...............     Filed
                                                                                        herewith
27       --  Financial Data Schedule................................................    Filed
                                                                                        herewith

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

(8) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1995.

(9) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended September 30, 1996.

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                          CLEAN HARBORS, INC.

                                          By: /s/        ALAN S. MCKIM
                                            ------------------------------------
                                                       Alan S. McKim
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------    -----------------------------    ---------------

/s/ ALAN S. MCKIM                             Chairman of the Board of          March 27, 1997
------------------------------------------    Directors, President and
Alan S. McKim                                 Chief Executive Officer

/s/ DONALD N. LEEF                            Vice President, Chief             March 27, 1997
------------------------------------------    Financial Officer and
Donald N. Leef                                Treasurer (principal
                                              financial and accounting
                                              officer)

*                                             Director                          March 27, 1997
------------------------------------------
Christy W. Bell

*                                             Director                          March 27, 1997
------------------------------------------
David A. Eckert

*                                             Director                          March 27, 1997
------------------------------------------
John F. Kaslow

*                                             Director                          March 27, 1997
------------------------------------------
Daniel J. McCarthy

*                                             Director                          March 27, 1997
------------------------------------------
John T. Preston

*                                             Director                          March 27, 1997
------------------------------------------
Lorne R. Waxlax

*By: /s/ ALAN S. MCKIM
     -------------------------------------
     Alan S. McKim
     Attorney-In-Fact