Form 10-Q
period 1997-03-31
CLEAN HARBORS INC
filed 1997-05-14
CIK 822818

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          ------------------------


                                 Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED
                               MARCH 31, 1997
                          -----------------------

                        Commission File Number 0-16379

                             CLEAN HARBORS, INC.
            (Exact name of registrant as specified in its charter)


         Massachusetts                                    04-2997780
     (State of Incorporation)                  (IRS Employer Identification No.)

     1501 Washington Street, Braintree, MA                         02185-0327
     (Address of Principal Executive Offices)                      (Zip Code)

                           (617) 849-1800 ext. 4454
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.          Yes  X    No
                       ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                            9,920,459
     ----------------------------                   ----------------------------
               (Class)                              (Outstanding at May 6, 1997)


================================================================================

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  TABLE OF CONTENTS


                           PART I:   FINANCIAL INFORMATION


     ITEM 1:   FINANCIAL STATEMENTS                                       PAGES
                                                                          -----

     Consolidated Statements of Income                                    1

     Consolidated Balance Sheets                                          2-3

     Consolidated Statements of Cash Flows                                4-5

     Consolidated Statement of Stockholders' Equity                       6

     Notes to Consolidated Financial Statements                           7

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        8-11


                            PART II:   OTHER INFORMATION

     Items No. 1 through 6                                                12

     Signatures                                                           13

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
              (in thousands except for earnings per share amounts)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------

Revenues                                             $ 40,374      $ 45,736

Cost of revenues                                       31,488        34,882

Selling, general and administrative expenses            8,199         9,174

Depreciation and amortization                           2,363         2,527
                                                     --------      --------

Loss from operations                                   (1,676)         (847)

Other income (net)                                        800            --

Interest expense (net)                                  2,259         2,139
                                                     --------      --------

Loss before provision for income taxes                 (3,135)       (2,986)

Benefit from income taxes                              (1,152)       (1,344)
                                                     --------      --------

    Net loss                                         $ (1,983)     $ (1,642)
                                                     ========      ========

Net loss per common share                            $   (.21)     $   (.18)
                                                     ========      ========

Weighted average common
    shares outstanding (000's)                          9,817         9,560
                                                     ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.







                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    MARCH 31,    DECEMBER 31,
                                                       1997         1996
                                                   (Unaudited)
                                                    ---------    ------------
ASSETS
Current assets:
       Cash and cash equivalents                    $  7,030       $  1,366
       Restricted investments                          1,882          8,190
       Accounts receivable, net of
         allowance for doubtful accounts              38,216         42,746
       Prepaid expenses                                1,681          1,603
       Supplies inventories                            2,851          2,866
       Income tax receivable                           1,697          1,668
       Deferred tax asset                              3,162          3,152
                                                    --------       --------
            Total current assets                      56,519         61,591

Property, plant and equipment:
       Land                                            8,479          8,423
       Buildings and improvements                     39,076         39,585
       Vehicles and equipment                         78,194         78,050
       Furniture and fixtures                          2,218          2,191
       Construction in progress                        2,056          1,819
                                                    --------       --------
                                                     130,023        130,068
Less - Accumulated depreciation
       and amortization                               62,894         61,282
                                                    --------       --------
       Net property, plant and equipment              67,129         68,786
                                                    --------       --------
Other assets:
       Goodwill, net                                  21,298         21,479
       Permits, net                                   12,378         12,605
       Deferred taxes non-current                     10,287          9,208
       Other                                           4,307          4,328
                                                    --------       --------
            Total other assets                        48,270         47,620
                                                    --------       --------
Total assets                                        $171,918       $177,997
                                                    ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    MARCH 31,       DECEMBER 31,
                                                       1997             1996
                                                   (Unaudited)
                                                    ---------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term
     obligations                                    $   4,247        $   4,370
   Accounts payable                                    16,672           20,069
   Accrued disposal costs                               7,813            7,912
   Other accrued expenses                              14,016           14,609
   Income tax payable                                      --              162
   Deferred tax liability                                 224              224
                                                    ---------        ---------
          Total current liabilities                    42,972           47,346
                                                    ---------        ---------
Long-term obligations, less current maturities         68,993           68,668
Deferred taxes, long-term                               7,380            7,453
Other                                                     946              946
                                                    ---------        ---------
          Total other liabilities                      77,319           77,067
                                                    ---------        ---------
Stockholders' equity:
   Preferred Stock, $.01 par value:
     Series A  Convertible;
       Authorized-2,000,000 shares; Issued and
       outstanding - none                                  --               --
     Series B Convertible;
       Authorized-156,416 shares; Issued and
       outstanding 112,000 shares at March 31,
       1997 and December 31, 1996 (liquidation
       preference of $5.6 million)                          1                1
   Common Stock, $.01 par value
       Authorized - 20,000,000 shares;
       Issued and outstanding - 9,820,865 shares
       at March 31, 1997 and 9,743,153 shares
       at December 31, 1996                                99               98
   Additional paid-in capital                          59,632           59,477
   Unrealized loss on restricted investments,
       net of tax                                         (33)             (15)
   Accumulated deficit                                 (8,072)          (5,977)
                                                    ---------        ---------
          Total stockholders' equity                   51,627           53,584
                                                    ---------        ---------
Total liabilities and stockholders' equity          $ 171,918        $ 177,997
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

                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                               1997       1996
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                               $(1,983)   $(1,642)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Depreciation and amortization                      2,363      2,527
            Deferred income taxes                             (1,142)    (1,344)
            Allowance for doubtful accounts                      165        133
            Amortization of deferred financing costs             178        154
            Gain on sale of fixed assets                         (82)        (2)
      Changes in assets and liabilities:
            Accounts receivable                                4,365      3,701
            Refundable income taxes                              (29)       (78)
            Prepaid expenses                                     (78)      (135)
            Supplies inventories                                  15        (79)
            Deferred tax asset                                   (10)        --
            Accounts payable                                  (3,397)    (1,158)
            Accrued disposal costs                               (99)      (430)
            Other accrued expenses                              (395)      (987)
            Taxes payable                                       (162)        --
                                                             -------    -------
      Net cash (used) provided by operating activities          (291)       660
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                (649)      (756)
      Proceeds from sale and maturities of
            restricted investments                             6,280        689
      Cost of restricted investments acquired                     --       (743)
      Decrease (increase) in other assets                         17        (35)
      Proceeds from sale of fixed assets                         241          2
                                                             -------    -------
      Net cash provided (used) by investing activities         5,889       (843)
                                                             -------    -------

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









                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                    UNAUDITED
                                 (in thousands)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              1997        1996
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of long-term debt                               --         6,667
      Net borrowings (payments) under long-term
        revolver                                                927      (5,758)
      Payments on long-term obligations                        (898)       (652)
      Additions to deferred financing costs                      (7)        (47)
      Proceeds from employee stock purchase plan                 44        --
                                                            -------     -------
      Net cash provided by financing activities                  66         210
                                                            -------     -------
INCREASE IN CASH AND CASH EQUIVALENTS                         5,664          27
      Cash and cash equivalents, beginning of year            1,366         225
                                                            -------     -------
      Cash and cash equivalents, end of period                7,030     $   252
                                                            =======     =======

Supplemental Information:
      Non cash investing and financing activities:
        Stock dividend on preferred stock                   $   112     $   112


   The accompanying notes are an integral part of these consolidated financial statements.







                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      UNAUDITED
                                                   (in thousands)

                                   Series B
                                Preferred Stock     Common Stock
                                ---------------    --------------                  Unrealized
                                Number     $.01    Number    $.01    Additional     Loss on                          Total
                                  of       Par       of      Par      Paid-In      Restricted     Accumulated    Stockholders'
                                Shares    Value    Shares   Value     Capital     Investments       Deficit         Equity
                                ------    -----    ------   -----    ----------   -----------     -----------    -------------

Balance at
  December 31, 1996               112      $ 1      9,743    $98      $59,477        $(15)         $(5,977)       $53,584

Preferred stock dividends:
  Series B                         --       --         55      1          111          --             (112)            --

Employee stock purchase
  plan                             --       --         23     --           44          --               --             44

Change in unrealized loss on
  restricted investments,
  net of tax                       --       --         --     --           --         (18)              --            (18)

Net Loss                           --       --         --     --           --          --           (1,983)        (1,983)
                                  ---      ---      -----    ---      -------        ----          -------        -------
Balance at
  March 31, 1997                  112      $ 1      9,821    $99      $59,632        $(33)         $(8,072)       $51,627
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


                                       (6)

                          CLEAN HARBORS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)


    NOTE 1       BASIS OF PRESENTATION

          The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the three months ended March 31, 1997 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    NOTE 2       SIGNIFICANT ACCOUNTING POLICIES

          NET LOSS PER COMMON SHARE

          Net loss per common share is based on net loss less preferred stock dividend requirements divided by the weighted average number of common shares outstanding during each of the respective periods. Fully diluted net loss per common share has not been presented as the amount would not differ significantly from that presented.

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

    NOTE 3       OTHER INCOME

          During the first quarter of 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation during the first quarter. The Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement, which is included in other income, (net), in the consolidated statements of income. The $950,000 was received in April, 1997.




                                      (7)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      REVENUES

             Revenues for the first quarter of 1997 were $40,374,000, down 12% as compared to revenues of $45,736,000 for the first quarter of the prior year. The revenue decline was primarily the result of an absence of event revenue from the field service business, and continued industry-wide pricing pressures.

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

                                                   Percentage Of Total Revenues
                                                   ----------------------------
                                                       Three months ended
                                                             March 31,
                                                   ----------------------------
                                                    1997                  1996
                                                   ------                ------
       Revenues                                     100.0%                100.0%
       Cost of revenues:
             Disposal costs paid to third parties    12.7                  13.2
             Other costs                             65.3                  63.1
                                                   ------                ------
             Total cost of revenues                  78.0                  76.3
       Selling, general and administrative
             expenses                                20.3                  20.1
       Depreciation and amortization
             of intangible assets                     5.8                   5.5
       Loss from operations                          (4.1)                 (1.9)

       OTHER DATA:
       Earnings Before Interest, Taxes,
         Depreciation and Amortization
         (EBITDA) (in thousands)                   $1,487                $1,680






                                         (8)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    COST OF REVENUES

          Cost of revenues decreased $3,394,000 from the quarter ended March
    31, 1996 to the quarter ended March 31, 1997, although as a percent of revenue, costs increased to 78.0% as compared to 76.3% for the three months ended March 31, 1996. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs decreased to 12.7% of revenue in the first three months of 1997 as compared to 13.2% of revenue in the first three months of 1996. The Company has been able to upgrade the quality and efficiency of its waste treatment services through upgrades at its facilities. As a result of these efforts, the Company has been able to increase the amount of waste processed internally and reduce its dependency on outside disposal vendors. Other costs increased to 65.3% of revenue for the three months ended
    March 31, 1997, as compared to 63.1% for the same period of the prior year. Although the Company continues to reduce its dependency on outside disposal vendors to which the Company sends waste for ultimate disposal, the increasingly competitive nature of pricing in the hazardous waste industry and the industry-wide reduction in the volume of waste materials continue to reduce the margins on waste materials handled at the Company's facilities.

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

          The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During the first quarter of 1997, the Company continued its process of consolidating common functions to reduce redundant costs and improve the Company's ability to deliver its services. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses declined to $8,199,000 during the three months ended March 31, 1997 from $9,174,000 for the three months ended March 31, 1996. The 11% decrease from 1996 to 1997 is the result of continued cost cutting measures by the Company.

    INTEREST EXPENSE (NET)

          Interest expense increased to $2,259,000 during the first quarter of 1997 as compared to $2,139,000 for the three months ended March 31, 1996. The increase in interest expense is due to a decrease of interest income associated with a reduction in the average balance of restricted cash. In addition, there was an increase in deferred financing costs in connection with the placement of the economic development bond in September, 1996 which resulted in additional amortization of deferred financing fees.



                                      (9)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    BENEFIT FROM INCOME TAXES

          The effective income tax rate for the three months ended March 31, 1997 was 36.7% as compared to 45.0% for the comparable period of 1996. The rate can fluctuate significantly depending on the amount of income before taxes, as compared to the fixed amount of goodwill amortization and other non-deductible items. Realization of the deferred tax assets, which primarily includes approximately $6 million of Net Operating Losses Carry Forwards, is dependent on generating sufficient taxable income to offset the assets in the foreseeable future. Although realization is not assured, management believes it is more likely than not that a majority of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

          During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. The Company has received a Notice of Intent to assess state income taxes from one of the states in which it operates. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. The Company believes that no current audits or assessments will result in charges which would be material to the results of operations.

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



                                     (10)

'


                     CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    FINANCIAL CONDITION AND LIQUIDITY

          During the three months ended March 31, 1997, the Company spent $649,000 on additions to plant and equipment and construction in progress, as compared to its capital expenditures of $756,000 during the same period of the prior year. During the three months ended March 31, 1997, net additions to long-term debt were $29,000, as compared to net additions to long-term debt of $257,000 during the same period of the previous year. During the first quarter of 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation. The $950,000 was received in April, 1997

          Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the April 15, 1997 dividend in common stock. Accordingly, the Company issued 70,888 shares of common stock to the holders of the preferred stock for the period ended March 31, 1997. The Company anticipates that the preferred stock dividends payable through 1997 will be paid in common stock.

          The Company believes it has adequate liquidity for its ongoing operations and planned capital needs. It is expected that capital expenditures in 1997 will be approximately $3,000,000.

    OTHER

          Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share", which will require the disclosure of Basic Earnings per Common Share and Diluted Basic Earnings per Common Share for all periods presented. Early application of SFAS 128 is not allowed. The Company has not yet determined the impact of adopting SFAS 128.










                                     (11)

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

          No reportable events have occurred which would require modification of the discussion under Item 3 - Legal Proceedings contained in the Company's Report on Form 10-K for the Year Ended December 31, 1996.

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





                                     (12)

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                                     SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Clean Harbors, Inc.
                                               ---------------------------------
                                               Registrant





    Dated:  May 12, 1997                       By: /s/ Alan S. McKim
                                               ---------------------------------
                                               Alan S. McKim
                                               President and
                                               Chief Executive Officer





    Dated:  May 12, 1997                       By: /s/ Alan S. McKim
                                               ---------------------------------
                                               Donald N. Leef
                                               Vice President, Treasurer and
                                               Chief Financial Officer







                                        (13)