Form 10-Q
period 1997-06-30
CLEAN HARBORS INC
filed 1997-08-14
CIK 822818

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1997
                                -----------------

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

                            (617) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                       10,012,062
              (Class)                         (Outstanding at August 8, 1997)


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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
              (in thousands except for earnings per share amounts)


                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                           ----------------------      ----------------------
                                             1997          1996          1997          1996
                                           ----------------------      ----------------------
Revenues                                   $ 47,363      $ 49,638      $ 87,737      $ 95,374

Cost of revenues                             34,885        38,936        66,373        73,818

Selling, general and
  administrative expenses                     8,631         9,306        16,830        18,480

Depreciation and amortization                 2,346         2,489         4,709         5,016
                                           --------      --------      --------      --------
Income (loss) from operations                 1,501        (1,093)         (175)       (1,940)

Other income (net)                             --            --             800          --

Interest expense (net)                        2,314         2,369         4,573         4,508
                                           --------      --------      --------      --------
Loss before provision for income taxes         (813)       (3,462)       (3,948)       (6,448)

Provision for (benefit from)
  income taxes                                   70          (857)       (1,082)       (2,201)
                                           --------      --------      --------      --------

Net loss                                   $   (883)     $ (2,605)     $ (2,866)     $ (4,247)
                                           ========      ========      ========      ========

Net loss per common share
  and common share equivalent              $   (.10)     $   (.28)     $   (.31)     $   (.47)
                                           ========      ========      ========      ========
Weighted average common and
  common equivalent shares
  outstanding                                 9,911         9,624         9,866         9,592
                                           ========      ========      ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.


                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                        JUNE 30,       DECEMBER 31,
                                                          1997            1996
                                                       (Unaudited)
                                                       -----------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                         $    701        $  1,366
      Restricted investments                                 910           8,190
      Accounts receivable, net of
        allowance for doubtful accounts                   40,148          42,746
      Prepaid expenses                                     1,623           1,603
      Supplies inventories                                 2,899           2,866
      Income tax receivable                                1,770           1,668
      Deferred tax asset                                   2,512           3,152
                                                        --------        --------
           Total current assets                           50,563          61,591

Property, plant and equipment:
      Land                                                 8,182           8,423
      Buildings and improvements                          37,708          39,585
      Vehicles and equipment                              77,054          78,050
      Furniture and fixtures                               2,193           2,191
      Construction in progress                             2,756           1,819
                                                        --------        --------
                                                         127,893         130,068
Less - Accumulated depreciation
      and amortization                                    63,365          61,282
                                                        --------        --------
      Net property, plant and equipment                   64,528          68,786
                                                        --------        --------
Other assets:
      Goodwill, net                                       21,117          21,479
      Permits, net                                        12,150          12,605
      Deferred taxes non-current                          10,704           9,208
      Other                                                4,535           4,328
                                                        --------        --------
           Total other assets                             48,506          47,620
                                                        --------        --------
Total assets                                            $163,597        $177,997
                                                        ========        ========


        The accompanying notes are an integral part of these consolidated financial statements.


                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       JUNE 30,      DECEMBER 31,
                                                         1997            1996
                                                      (Unaudited)
                                                      -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term
     obligations                                       $   4,120      $   4,370
   Accounts payable                                       14,475         20,069
   Accrued disposal costs                                  7,398          7,912
   Other accrued expenses                                 12,311         14,609
   Income tax payable                                       --              162
   Deferred tax liability                                    224            224
                                                       ---------      ---------
          Total current liabilities                       38,528         47,346
                                                       ---------      ---------
Long-term obligations, less current maturities            65,871         68,668
Deferred taxes, long-term                                  7,141          7,453
Other                                                      1,232            946
                                                       ---------      ---------
          Total other liabilities                         74,244         77,067
                                                       ---------      ---------
Stockholders' equity:
   Preferred Stock, $.01 par value:
     Series A  Convertible;
       Authorized-2,000,000 shares; Issued and
       outstanding - none                                   --             --
     Series B Convertible;
       Authorized-156,416 shares; Issued and
       outstanding 112,000 shares at June 30,
       1997 and December 31, 1996 (liquidation
       preference of $5.6 million)                             1              1
   Common Stock, $.01 par value
       Authorized - 20,000,000 shares;
       Issued and outstanding - 9,920,459 shares
       at June 30, 1997 and 9,743,153 shares
       at December 31, 1996                                   99             98
   Additional paid-in capital                             59,780         59,477
   Unrealized gain (loss) on restricted
       investments, net of tax                                12            (15)
   Accumulated deficit                                    (9,067)        (5,977)
                                                       ---------      ---------
    Total stockholders' equity                            50,825         53,584
                                                       ---------      ---------
Total liabilities and stockholders' equity             $ 163,597      $ 177,997
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


                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 --------------------
                                                                   1997         1996
                                                                 -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(2,866)     $(4,247)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
           Depreciation and amortization                           4,709        5,016
           Deferred income taxes                                  (1,808)      (2,379)
           Allowance for doubtful accounts                           330          296
           Amortization of deferred financing costs                  357          312
           Gain on sale of fixed assets                               79          (49)
     Changes in assets and liabilities:
           Accounts receivable                                     2,268        2,339
           Refundable income taxes                                  (102)        --
           Prepaid expenses                                          (20)        (123)
           Supplies inventories                                      (33)        (103)
           Deferred tax asset                                        640         --
           Accounts payable                                       (5,594)         677
           Accrued disposal costs                                   (514)        (442)
           Other accrued expenses                                 (1,752)      (5,300)
           Taxes payable                                            (162)           2
                                                                 -------      -------
     Net cash used in operating activities                        (4,468)      (4,001)
                                                                 -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                   (1,735)      (1,469)
     Additions to permits                                           --            (13)
     Proceeds from sale and maturities of
       restricted investments                                      7,307          703
     Cost of restricted investments acquired                        --           (836)
     Increase in other liabilities                                   286         --
     Decrease in other assets                                       (213)        (108)
     Proceeds from sale of fixed assets                            1,482           74
                                                                 -------      -------
     Net cash provided by (used in)
       investing activities                                        7,127       (1,649)
                                                                 -------      -------

        The accompanying notes are an integral part of these consolidated financial statements.


                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                    UNAUDITED
                                 (in thousands)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             1997         1996
                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                               --          6,667
     Net borrowings (payments) under long-term
       revolver                                               (594)         837
     Payments on long-term obligations                      (2,801)      (1,555)
     Additions to deferred financing costs                      (9)         (58)
     Proceeds from employee stock purchase plan                 80           58
                                                           -------      -------
     Net cash (used in) provided by
       financing activities                                 (3,324)       5,949
                                                           -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (665)         299
     Cash and cash equivalents, beginning of year            1,366          225
                                                           -------      -------
     Cash and cash equivalents, end of period              $   701      $   524
                                                           =======      =======

Supplemental Information:
     Cash payments for interest and income taxes:

           Interest                                        $ 4,679      $ 4,808

           Income Taxes                                        339          201

     Non cash investing and financing activities:
       Stock dividend on preferred stock                       224          224

        The accompanying notes are an integral part of these consolidated financial statements.



                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (in thousands)


                                       Series B
                                    Preferred Stock    Common Stock
                                    ---------------   ---------------
                                                                                        Unrealized
                                    Number    $.01    Number    $.01     Additional   Gain (Loss) on                    Total
                                      of       Par      of      Par       Paid-In       Restricted     Accumulated   Stockholders'
                                    Shares    Value   Shares    Value     Capital      Investments       Deficit        Equity
                                    ------    -----   ------    -----    ----------   --------------   -----------   -------------
Balance at
  December 31, 1996                   112      $ 1     9,743     $98       $59,477        $(15)         $(5,977)       $ 53,584

Preferred stock dividends:
  Series B                             --       --       125       1           223          --             (224)             --

Employee stock purchase
  plan                                 --       --        52      --            80          --               --              80

Change in restricted investments,
  net of tax                           --       --        --      --            --          27               --              27

Net Loss                               --       --        --      --            --          --           (2,866)         (2,866)
                                      ---      ---     -----     ---       -------        ----          -------        --------
Balance at
  June 30, 1997                       112      $ 1     9,920     $99       $59,780        $ 12          $(9,067)       $ 50,825
                                      ===      ===     =====     ===       =======        ====          =======        ========


        The accompanying notes are an integral part of these consolidated financial statements.



                                       (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1       BASIS OF PRESENTATION

         The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the six months ended June 30, 1997 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

         The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which requires the presentation of basic and diluted earning per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. The Company will adopt SFAS 128 as of December 31, 1997 and upon adoption, will restate all prior period EPS data presented. The impact of adopting SFAS 128 is not material.

NOTE 3       FINANCIAL ARRANGEMENTS

         As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,00 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note. The Revolver allows the Company to borrow up to $35,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable.

         In June 1997 the term of the Revolver was extended from May 8, 1998 to May 8, 1999 under substantially the same terms and conditions. At June 30, 1997, the Revolver balance was $1,117,000, letters of credit outstanding were $6,309,000 and funds available to borrow were approximately $11,000,000.

NOTE 4       OTHER INCOME

         During the first quarter of 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation during the first quarter. The Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement, which is included in other income (net), in the consolidated statement of income. The $950,000 was received April, 1997.

                                      (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES

         Revenues for the second quarter of 1997 were $47,363,000, down 4.6% as compared to revenues of $49,638,000 for the second quarter of the prior year. Revenues for the first half of 1997 were $87,737,000, which was an 8% decline from the revenues for the first half of 1996 of $95,374,000. The revenue decline, for the comparative six months, was due to industry-wide pricing pressures and an absence of event revenue in the field services business. These decreases were partially offset by an increase of $2,187,000, or 53%, in revenue at the Company's Kimball incineration facility. The revenue increase at the Kimball facility was due to increased customer demand and improvements in operating efficiency.

         There are many factors which have influenced, and continue to influence, the Company's revenues. These factors include: competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide over capacity; and direct shipment by generators of waste to the ultimate treatment or disposal location.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations:

                                                           Percentage Of Total Revenues
                                            ----------------------------------------------------------
                                               Three months ended                Six months ended
                                                     June 30,                         June 30,
                                            ------------------------         -------------------------
                                              1997            1996             1997             1996
                                            --------        --------         --------         --------
Revenues                                       100.0%          100.0%           100.0%           100.0%
Cost of revenues:
   Disposal costs paid to third parties         13.3            15.1             13.1             14.2
   Other costs                                  60.4            63.3             62.6             63.2
                                            --------        --------         --------         --------
   Total cost of revenues                       73.7            78.4             75.6             77.4
Selling, general and administrative
   expenses                                     18.2            18.8             19.2             19.3
Depreciation and amortization
   of intangible assets                          5.0             5.0              5.4              5.3
Income (loss) from operations                    3.1%           (2.2)%           (0.2)%           (2.0)%

Other Data:

Earnings Before Interest, Taxes,
  Depreciation and Amortization
  (EBITDA) (in thousands)                     $3,847          $1,396           $5,334           $3,076


                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES

         Cost of revenues decreased $4,051,000 and $7,445,000 from the quarter and six months ended June 30, 1996 compared to the quarter and six months ended June 30, 1997, respectively. As a percent of revenue, cost of revenues decreased to 73.7% and 75.6% for the three and six months ended June 30, 1997, as compared to 78.4% and 77.4% for the same periods of the prior year, respectively. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs decreased to 13.1% of revenue in the first six months of 1997 as compared to 14.2% of revenue in the first six months of 1996. The Company has been able to improve the quality and efficiency of its waste treatment services through upgrades at its facilities. As a result of these efforts, the Company has been able to increase the amount of waste processed internally and reduce its dependency on outside disposal vendors. Other cost of revenues decreased to 60.4% and 62.6% of revenue for the three months and six months ended June 30, 1997, as compared to 63.3% and 63.2% for the same periods of the prior year, respectively. These reductions in other cost of revenues as a percentage of revenue were due to the implementation of extensive cost reduction programs and to the increase in revenue at the Kimball incinerator without a corresponding increase in cost of revenues.

         The Company is continuing to implement cost savings plans to reduce operating costs. In 1996, the Company implemented its CleanEXPRESS(TM) system which the Company believes has resulted in increased efficiencies relative to the transfer of waste materials through the Company's network of waste management facilities to its expanded and upgraded Chicago facility. The Company believes this has lowered the costs associated with collecting, transporting, treating and disposing of hazardous waste.

         The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During the second quarter of 1997, the Company continued its process of consolidating common functions to reduce redundant costs and improve the Company's ability to deliver its services. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 7% to $8,631,000 for the three months ended June 30, 1997 as compared to $9,306,000 for the same period of 1996. Selling, general and administrative expenses decreased 9% to $16,830,000 for the six months ended June 30, 1997 as compared to $18,480,000 for the same period of 1996. The majority of the decrease in general and administrative expenses is due to a reduction in administrative staff. Although the Company continues to invest in expanding sales and marketing capabilities, these increased costs have been more than offset by the cost savings programs. The Company does not anticipate any significant increases for the last half of 1997, as compared to the first half of 1997, in selling, general and administrative expenses.


                                       (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE (NET)

         Interest expense decreased 2% to $2,314,000 during the second quarter of 1997 as compared to $2,369,000 during the same quarter of the prior year. Interest expense increased 1% to $4,573,000 for the first half of 1997 as compared to $4,508,000 for the first half of the prior year. The increase in interest expense for the first half of 1997 as compared to the first half of 1996 is due primarily to a decrease in interest earned, which was caused by a significant reduction in the average outstanding balance of restricted cash.

BENEFIT FROM INCOME TAXES

         The effective income tax rate for the three months ended June 30,1997 was (9)% as compared to 25% for the comparable period of 1996. The effective income tax rate for the six months ended June 30, 1997 and 1996 was 27% and 34%, respectively. The rate can fluctuate significantly depending on the amount of income before taxes, as compared to the fixed amount of goodwill amortization, other non-deductible items and changes in estimates. Realization of the deferred tax assets, which primarily includes approximately $9.5 million of Net Operating Loss Carry Forwards, is dependent on generating sufficient taxable income to offset the assets in the foreseeable future. Although realization is not assured, management believes the deferred tax assets will be realized.

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

         The Company's future operating results may be affected by a number of factors, including the Company's ability to: integrate successfully the CleanEXPRESS(TM) program; continue to implement the treatment and disposal reengineering program; utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory; integrate additional hazardous waste management facilities, such as the Kimball incinerator and the expanded Chicago facility; realize benefits from cost reduction programs; and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers.


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

FINANCIAL CONDITION AND LIQUIDITY

         During the six months ended June 30, 1997, the Company spent $1,735,000 on additions to plant and equipment and construction in progress, as compared to its capital expenditures of $1,469,000 during the same period of the prior year. The capital spending in the first six months of 1997 was largely offset by proceeds from the sale of property, plant and equipment of $1,482,000 in the first six months of 1997. During the six months ended June 30, 1997, net reductions to long-term debt were $3,395,000, as compared to net additions to long-term debt of $6,203,000 during the same period of the previous year.

         At December 31, 1996, the Company had a $35,000,000 revolving credit and term loan agreement (the "Loan Agreement") with a financial institution. The Loan Agreement provides for a $24,500,000 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note (the "Term Note"). The Term
Note is payable in 60 monthly installments, commencing April 1, 1996. Monthly principal payments are $250,000. The Revolver allows increased borrowing availability to a maximum of $35,000,000 in cash and letters of credit as the Term Loan is amortized. Letters of credit may not exceed $20,000,000 at any one time.

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

         Although the Company's liquidity may be constrained from time to time due to borrowing availability, the Company believes it has adequate liquidity for its ongoing operations and planned capital needs. The Company's operations along with the provisions of the Loan Agreement are expected to produce cash flow in excess of the amounts required to finance its operations and its capital expenditures during 1997. It is expected that capital expenditures in 1997 will be approximately $3,000,000.


                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. Accordingly, the Company issued 125,525 shares of common stock to the holders of the preferred stock in the six month period ended June 30, 1997. The Company anticipates that the preferred stock dividends payable through 1997 will be paid in common stock.

         During the first quarter of 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation during the first quarter. The $950,000 was received in April, 1997.


                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In October, 1995, an employee at the Company's Cincinnati Plant was accidentally killed in an explosion. The estate of the deceased employee filed a lawsuit against three subsidiaries of the Company and two other parties, including the generator of the drum which exploded, alleging wrongful death, employer intentional tort, lost earnings, loss of companionship and consortium and pain and suffering. Earlier this year, one of the defendants was dismissed for lack of personal jurisdiction in the Ohio state courts. In July, the plaintiffs settled their claims with the generator of the drum and that defendant was also dismissed from the case. Although the terms of the settlement are confidential, the settlement was negotiated in good faith and thus eliminated the Company's cross-claim for contribution against that co-defendant. The Company is continuing to defend the lawsuit and believes that it has insurance coverage adequate to cover a potential judgment.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR DEBT

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1997 Annual meeting of the Stockholders was held on June 26, 1997. Stockholders owning 8,897,591 shares, or 88.7% of eligible shares were represented in person or by proxy, 8,122,920 shares voted for the election of John T. Preston, with 774,741 shares withheld, 8,145,708 shares vote for the election of Lorne R. Waxlax, with 751,883 shares withheld, to serve as directors of the Company for a three-year term, until the 2000 Annual meeting of Stockholders. Other directors whose term of office as director continued after the meeting were: Alan S. McKim, Christy W. Bell, David A. Eckert, John F. Kaslow and Daniel J. McCarthy.

         Stockholders owning 8,903,204 shares, or 89.7% of eligible shares were, represented in person or by proxy, 7,135,207 shares voted to approve a proposal to amend the Clean Harbors, Inc Equity Incentive Plan to increase the total number of shares authorized for issuance under the plan from 800,000 to 1,250,000, with 14,572 shares withheld.

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



                                          Clean Harbors, Inc.
                                          -------------------------
                                          Registrant





    Dated:  August 14, 1997               By:  /s/ Alan S. McKim
                                          -----------------------------------
                                          Alan S. McKim
                                          Chairman of the Board and
                                          Chief Executive Officer





    Dated:  August 14, 1997               By:  /s/ Carl Paschetag, Jr.
                                          -----------------------------------
                                          Carl Paschetag, Jr.
                                          Vice President, Treasurer and
                                          Financial Controller
                                          (principal financial and accounting
                                           officer)


                                      (14)