Form 10-Q
period 1997-09-30
CLEAN HARBORS INC
filed 1997-11-14
CIK 822818

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                 FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
                         for the Quarterly Period Ended
                               September 30, 1997

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


                            (781) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                              10,101,490
----------------------------                    --------------------------------
       (Class)                                 (Outstanding at November 5, 1997)


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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
              (in thousands except for earnings per share amounts)


                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                   ---------------------       -----------------------
                                    1997           1996          1997           1996
                                   ---------------------       -----------------------

Revenues                           $50,137       $50,738       $137,874       $146,112

Cost of revenues                    37,650        39,515        104,023        113,333

Selling, general and
  administrative expenses            8,884         8,768         25,714         27,248

Depreciation and amortization        2,274         2,416          6,983          7,432
                                   -------       -------       --------       --------
Income (loss) from operations        1,329            39          1,154         (1,901)

Other income (net)                      --            --            800             --

Interest expense, net                2,350         2,362          6,923          6,870
                                   -------       -------       --------       --------

Loss before benefit from
  income taxes                      (1,021)       (2,323)        (4,969)        (8,771)

Benefit from income taxes             (235)         (581)        (1,317)        (2,782)
                                   -------       -------       --------       --------

Net loss                           $  (786)      $(1,742)      $ (3,652)      $ (5,989)
                                   =======       =======       ========       ========

Net loss per common and
  common equivalent share          $  (.09)      $  (.19)      $   (.40)      $   (.66)
                                   =======       =======       ========       ========
Weighted average common and
  common equivalent shares
  outstanding                       10,009         9,685          9,913          9,623
                                   =======       =======       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.






                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1997               1996
                                                (Unaudited)
                                               ------------        -----------

  ASSETS
  Current assets:
        Cash and cash equivalents              $  3,247            $  1,366
        Restricted investments                      917               8,190
        Accounts receivable, net of
          allowance for doubtful accounts        42,991              42,746
        Prepaid expenses                          1,615               1,603
        Supplies inventories                      2,863               2,866
        Income tax receivable                     1,816               1,668
        Deferred tax asset                        2,507               3,152
                                               --------            --------
             Total current assets                55,956              61,591

  Property, plant and equipment:
        Land                                      8,182               8,423
        Buildings and improvements               37,405              39,585
        Vehicles and equipment                   77,045              78,050
        Furniture and fixtures                    2,189               2,191
        Construction in progress                  2,902               1,819
                                               --------            --------
                                                127,723             130,068
  Less - Accumulated depreciation
        and amortization                         64,919              61,282
                                               --------            --------
        Net property, plant and equipment        62,804              68,786
                                               --------            --------
  Other assets:
        Goodwill, net                            20,936              21,479
        Permits, net                             11,923              12,605
        Deferred taxes non-current               11,099               9,208
        Other                                     4,532               4,328
                                               --------            --------
             Total other assets                  48,490              47,620
                                               --------            --------
  Total assets                                 $167,250            $177,997
                                               ========            ========



         The accompanying notes are an integral part of these consolidated financial statements.




                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1997              1996
                                                  (Unaudited)
                                                 -------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term
     obligations                                    $   4,077       $   4,370
   Accounts payable                                    16,483          20,069
   Accrued disposal costs                               6,895           7,912
   Other accrued expenses                              12,476          14,609
   Income tax payable                                      --             162
   Deferred tax liability                                 223             224
                                                    ---------       ---------
          Total current liabilities                    40,154          47,346
                                                    ---------       ---------
Long-term obligations, less current maturities         68,419          68,668
Deferred taxes, long-term                               7,301           7,453
Other                                                   1,277             946
                                                    ---------       ---------
          Total other liabilities                      76,997          77,067
                                                    ---------       ---------
Stockholders' equity:
   Preferred Stock, $.01 par value:
     Series A  Convertible;
       Authorized-2,000,000 shares; Issued and             --              --
       outstanding - none
     Series B Convertible; Authorized-156,416
       shares; Issued and outstanding 112,000
       shares at September 30, 1997 and
       December 31, 1996 (liquidation
       preference of $5.6 million)                          1               1
   Common Stock, $.01 par value Authorized -
       20,000,000 shares; Issued and
       outstanding - 10,020,825 shares at
       September 30, 1997 and 9,743,153
       shares at December 31, 1996                        100              98
   Additional paid-in capital                          59,944          59,477
   Unrealized gain (loss) on restricted
       investments, net of tax                             19             (15)
   Accumulated deficit                                 (9,965)         (5,977)
                                                    ---------       ---------
    Total stockholders' equity                         50,099          53,584
                                                    ---------       ---------
   Total liabilities and stockholders' equity       $ 167,250       $ 177,997
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


                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)


                                                                   NINE MONTHS ENDING
                                                                      SEPTEMBER 30,
                                                                  ---------------------
                                                                   1997           1996
                                                                  -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(3,652)      $(5,989)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
           Depreciation and amortization                            6,983         7,432
           Deferred taxes                                          (1,399)       (2,004)
           Allowance for doubtful accounts                            495           480
           Amortization of deferred financing costs                   551           477
           Loss (Gain) on sale of fixed assets                        139           (33)
     Changes in assets and liabilities:
           Accounts receivable                                       (740)        4,537
           Refundable income taxes                                   (148)       (1,778)
           Prepaid expenses                                           (12)         (342)
           Supplies inventories                                         3            76
           Accounts payable                                        (3,586)        1,079
           Accrued disposal costs                                  (1,017)           88
           Other accrued expenses                                  (1,482)       (4,461)
           Income taxes payable                                      (162)           47
           Other liabilities                                          331            --
                                                                  -------       -------
     Net cash used in operating activities                         (3,696)         (391)
                                                                  -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                    (2,583)       (2,467)
     Additions to permits                                              --           (13)
     Proceeds from sale and maturities of restricted
       investments                                                  7,307           730
     Cost of restricted investments acquired                           --        (1,181)
     Increase in other assets                                          --          (977)
     Proceeds from sales of fixed assets                            1,814           919
                                                                  -------       -------
     Net cash (used in) provided by
       investing activities                                         6,538        (2,989)
                                                                  -------       -------


The accompanying notes are an integral part of these consolidated financial statements.






                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                    Unaudited
                                 (in thousands)


                                                        NINE MONTHS ENDING
                                                           SEPTEMBER 30,
                                                       ---------------------
                                                        1997          1996
                                                       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt
       (excluding the long-term revolver)                   --        16,667
     Net borrowings (repayments) under
       long-term revolver                                2,200        (7,130)
     Payments on long-term obligations                  (3,232)       (5,458)
     Additions to deferred financing costs                 (61)         (487)
     Proceeds from stock issuance                          132           113
                                                       -------       -------
     Net cash (used in) provided by
       financing activities                               (961)        3,705
                                                       -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS                    1,881           325
     Cash and equivalents, beginning of year             1,366           225
                                                       -------       -------
     Cash and equivalents, end of period               $ 3,247       $   550
                                                       =======       =======
Supplemental Information:
     Non cash investing and financing activities:
       Stock dividend on preferred stock               $   336       $   336




The accompanying notes are an integral part of these consolidated financial statements.








                                       (5)

                                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  Unaudited
                                                (in thousands)

                                  Series B
                              Preferred Stock     Common Stock
                              ---------------    ---------------                  Unrealized
                              Number    $.01     Number    $.01     Additional   Gain (Loss) on                    Total
                                of       Par       of       Par      Paid-In       Restricted     Accumulated   Stockholders'
                              Shares    Value    Shares    Value     Capital       Investments      Deficit        Equity
                              ------    -----    ------    -----    ----------   --------------   -----------   ------------

Balance at
  December 31, 1996             112      $ 1     9,743     $ 98       $59,477        $ (15)         $(5,977)       $53,584

Preferred stock dividends:
  Series B                       --       --       194        2           334           --             (336)            --

Proceeds from exercise of
  options                        --       --         9       --            19           --               --             19

Tax benefit from exercise
  of options                     --       --        --       --             1           --               --              1

Employee stock purchase
  plan                           --       --        75       --           113           --               --            113

Change in restricted
  investments, net of tax        --       --        --       --            --           34               --             34

Net loss                         --       --        --       --            --           --           (3,652)        (3,652)
                                ---      ---    ------     ----       -------         ----          -------        -------
Balance at
  September 30, 1997            112      $ 1    10,021     $100       $59,944         $ 19          $(9,965)       $50,099
                                ===      ===    ======     ====       =======         ====          =======        =======



The accompanying notes are an integral part of these consolidated financial statements.



                                       (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the nine months ended September 30, 1997 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 3   FINANCIAL ARRANGEMENTS

     As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note. The Revolver allows the Company to borrow up to $35,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable.

     In June 1997 the term of the Revolver was extended from May 8, 1998 to May 8, 1999 under substantially the same terms and conditions. At September 30, 1997, the Revolver balance was $4,416,000, letters of credit outstanding were $6,309,000 and funds available to borrow were approximately $9,200,000.



                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   (Unaudited)


NOTE 4   CONTINGENCIES

     During the ordinary course of its business, the Company is audited by federal and state tax authorities, which may result in proposed assessments. The Company received a Notice of Intent to assess state income taxes from one of the states in which it operates. This case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3 million to the state, and the intent of the Company would be to pursue the case in State Tax Court. A decision is expected regarding the administrative appeal within nine months. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. The Company believes that no current audits or assessments will result in charges which would be material to the result of operations.

NOTE 5   OTHER INCOME

     During the first quarter of 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation during the first quarter. The Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement, which is included in other income (net), in the consolidated statement of income. The $950,000 was received in April, 1997.

























                                      (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES

     Revenues for the third quarter of 1997 were $50,137,000, down 1.2% as compared to revenues of $50,738,000 for the corresponding quarter of the prior year. Revenues for the first nine months of 1997 were $137,874,000, which was a 5.6% decrease from the revenues for the first nine months of 1996 of $146,112,000. The revenue decline, for the comparative three and nine month periods, was due to industry-wide pricing pressures and an absence of event revenue in the field services business.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations:

                                                       Percentage Of Total Revenues
                                               -------------------------------------------
                                               Three months ended        Nine months ended
                                                  September 30,           September 30,
                                               -------------------       -----------------
                                                1997         1996         1997       1996
                                               ------       ------       ------     ------

Revenues                                        100.0%       100.0%       100.0%    100.0%
                                               ------       ------       ------    ------
Cost of revenues:
   Disposal costs paid to third parties          13.6         14.6         13.3      14.3
   Other costs                                   61.5         63.3         62.1      63.3
                                               ------       ------       ------    ------
   Total cost of revenues                        75.1         77.9         75.4      77.6
Selling, general and administrative
   expenses                                      17.7         17.3         18.7      18.6
Depreciation and amortization
   of intangible assets                           4.5          4.8          5.1       5.1
Income (loss) from operations                     2.7%         0.0%         0.8%     (1.3)%

Other Data:
----------
Earnings Before Interest, Taxes,
  Depreciation and Amortization
  (EBITDA) (in thousands)                      $3,603       $2,455       $8,137    $5,531





                                       (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES

     Cost of revenues decreased $1,865,000 and $9,310,000 from the quarter and nine months ended September 30, 1997 compared to the quarter and nine months ended September 30, 1996, respectively. As a percent of revenue, cost of revenues decreased to 75.1% and 75.4% for the three and nine months ended September 30, 1997, as compared to 77.9% and 77.6% for the same periods of the prior year, respectively. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company's outside disposal costs decreased to 13.3% of revenue in the first nine months of 1997 as compared to 14.3% of revenue in the first nine months of 1996. The Company has been able to improve the quality and efficiency of its waste treatment services through upgrades at its facilities. As a result of these efforts, the Company has been able to increase the amount of waste processed internally and reduce its dependency on outside disposal vendors. Other cost of revenues decreased to 61.5% and 62.1% of revenue for the three months and nine months ended September 30, 1997, as compared to 63.3% for both the three months and nine months of the prior year, respectively. These reductions in other cost of revenues as a percentage of revenue were due to the implementation of extensive cost reduction programs.

     The Company is continuing to implement cost savings plans to reduce operating costs. In 1996, the Company implemented its CleanEXPRESStm system which the Company believes has resulted in increased efficiencies relative to the transfer of waste materials through the Company's network of waste management facilities to its expanded and upgraded Chicago facility. The Company believes this has lowered the costs associated with collecting, transporting, treating and disposing of hazardous waste.

     The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During the third quarter of 1997, the Company continued its process of consolidating common functions to reduce redundant costs and improve the Company's ability to deliver its services. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 1.3% to $8,884,000 for the three months ended September 30, 1997 as compared to $8,768,000 for the same period of 1996. Selling, general and administrative expenses decreased 5.6% to $25,714,000 for the nine months ended September 30, 1997 as compared to $27,248,000 for the same period of 1996. Selling, general and administrative expenses for the three months ended September 30, 1996 and 1997 contain adjustments relating to changes in estimates that are not expected to recur. When these items are taken into account, selling, general and administrative expenses would have decreased by approximately 1.6% for the three months ended September 30, 1997, compared to the comparable three month period of the prior year instead of the 1.3% increase reported. The decrease in general and administrative expenses for the nine months ended September 30, 1997 compared to the comparable period of the prior year is due to reductions in administrative staff and reductions in a number of expenses due to cost savings plans. These reductions were partially offset by increases in royalty payments to prior owners of facilities of $380,000, due to increased production at two facilities for the nine months ended September 30, 1997 as compared to the same period of the prior year. In addition, the company continues to invest in expanding sales and



                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



marketing capabilities. The increased costs of the royalty payments and the increased expenses due to sales and marketing have been more than offset by the cost savings programs.

INTEREST EXPENSE (NET)

     Interest expense decreased 0.5% to $2,350,000 for the third quarter of 1997 as compared to $2,362,000 for the corresponding quarter of the prior year. Interest expense increased 0.8% to $6,923,000 for the first nine months of 1997 as compared to $6,870,000 for the first nine months of the prior year. The increase in interest expense for the first nine months of 1997 as compared to the first nine months of 1996 is due primarily to a decrease in interest earned, which was caused by a significant reduction in the average outstanding balance of restricted cash.

BENEFIT FROM INCOME TAXES

     The effective income tax rate for the three months ended September 30,1997 was (23.0)% as compared to (25.0)% for the comparable period of 1996. The effective income tax rate for the nine months ended September 30, 1997 and 1996 was (26.5)% and (31.7)%, respectively. The rate can fluctuate significantly depending on the amount of income before taxes, as compared to the fixed amount of goodwill amortization, other non-deductible items and changes in estimates. Realization of the deferred tax assets, which consists primarily of net operating loss and tax credit carry forwards, is dependent on generating sufficient taxable income to offset the assets in the foreseeable future. Although realization is not assured, management believes the deferred tax assets will be realized due to continued reductions in operating expenses resulting in taxable income and due to the fact that most of the net operating loss and tax credit carry forwards will not expire for 12 to 15 years.

     During the ordinary course of its business, the Company is audited by federal and state tax authorities, which may result in proposed assessments. The Company received a Notice of Intent to assess state income taxes from one of the states in which it operates. This case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3 million to the state, and the intent of the Company would be to pursue the case in State Tax Court. A decision is expected regarding the administrative appeal within the next nine months. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. The Company believes that no current audits or assessments will result in charges which would be material to the results of operations.

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



                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The Company's future operating results may be affected by a number of factors, including the Company's ability to: integrate successfully the CleanEXPRESStm program; continue to implement the treatment and disposal reengineering program; utilize its facilities and workforce profitably, in the face of intense price competition; successfully increase market share in its existing service territory; integrate additional hazardous waste management facilities, such as the Kimball incinerator and the expanded Chicago facility; realize benefits from cost reduction programs; and generate incremental volumes of waste to be handled through such facilities from existing sales offices and service centers.

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

FINANCIAL CONDITION AND LIQUIDITY

     During the nine months ended September 30, 1997, the Company spent $2,583,000 on additions to plant and equipment and construction in progress, as compared to its capital expenditures of $2,467,000 during the same period of the prior year. The capital spending in the first nine months of 1997 was offset by proceeds from the sale of property, plant and equipment of $1,814,000 in the first nine months of 1997. During the nine months ended September 30, 1997, net reductions to long-term debt were $542,000, as compared to net additions to long-term debt of $4,069,000 during the same period of the previous year.

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

     The Loan Agreement terms include a borrowing limit, which fluctuates depending on the level of accounts receivable which collatoralize the Loan Agreement. The borrowing availability within each month will fluctuate significantly depending on the level of business activity, when during the month the bills are sent, the resulting amount of accounts receivable, and the use of letters of credit. The Loan Agreement terms allow the Company to make regularly scheduled payments of principal and interest on its other indebtedness for borrowed money (including leases), to pay dividends in cash on its preferred stock, to prepay such debt or redeem such preferred stock, and to make acquisitions of other companies, provided that on each of the sixty consecutive days prior thereto, and after giving effect thereto, the Company shall maintain borrowing availability in excess of $4,500,000.




                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Although the Company's liquidity may be constrained from time to time due to borrowing availability, the Company believes it has adequate liquidity for its ongoing operations and planned capital needs. The Company's operations along with the provisions of the Loan Agreement are expected to produce cash flow in excess of the amounts required to finance its operations and its capital expenditures for the foreseeable future. It is expected that capital expenditures in 1997 will be approximately $3,000,000.

     Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. Accordingly, the Company issued 194,239 shares of common stock to the holders of the preferred stock in the nine month period ended September 30, 1997. The Company anticipates that the preferred stock dividends payable through 1997 will be paid in common stock.

     During the first quarter of 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation during the first quarter. The $950,000 was received in April, 1997.





























                                      (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     In October, 1995, an employee at the Company's Cincinnati plant was accidentally killed when a drum containing waste exploded. The estate of the deceased employee filed a lawsuit against three subsidiaries of the Company and two other parties, including the generator of the drum.

     The generator of the drum reached a settlement with the estate during the second quarter of 1997, and subsequent to September 30, 1997, the Company reached a tentative agreement to settle claims brought by the estate. The settlement is not material to the financial condition of the Company or to the results of operations.

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



                                          Clean Harbors, Inc.
                                          --------------------------------------
                                          Registrant





Dated:  November 12, 1997             By: /s/ Alan S. McKim
                                          --------------------------------------
                                          Alan S. McKim
                                          Chairman of the Board and
                                          Chief Executive Officer





Dated:  November 12, 1997             By: /s/ Carl Paschetag, Jr.
                                          -------------------------------------
                                          Carl Paschetag, Jr.
                                          Vice President, Treasurer and
                                          Financial Controller
                                          (principal financial and accounting
                                          officer)















                                      (15)