Form 10-K
period 1997-12-31
CLEAN HARBORS INC
filed 1998-03-30
CIK 822818

             AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION MARCH 30, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-16379
                            ------------------------

                              CLEAN HARBORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           --------------------------

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

            REGISTRANT'S TELEPHONE NUMBER: (781) 849-1800 EXT. 4454

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 18, 1998, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $10,826,204. Reference is made to Part III of this report for the assumptions on which this calculation is based.

    On March 18, 1998, there were outstanding 10,195,016 shares of Common Stock, $.01 par value.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement for its 1998 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 1998) are incorporated by reference into part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    For the third consecutive year, the Company's earnings were adversely affected by continued poor conditions in the hazardous waste disposal industry. Intense price competition, unpredictable event business and fewer large scale remediation projects generating waste for disposal contributed to weakness across all segments of the hazardous waste disposal industry. To respond to industry conditions, the Company instituted aggressive cost cutting measures and profit improvement efforts in all its service lines during 1996, and these efforts continued through 1997.

    The Company currently maintains a network of sales and regional logistics offices and service centers located in 23 states and Puerto Rico, and operates 12 waste management facilities. The service centers interface with customers, and perform a variety of environmental remediation and hazardous waste management activities, utilizing the waste management facilities to store, treat and dispose of waste. The Company also provides analytical testing and technical services which complement its primary services and permit it to offer complete solutions to its customers' complex environmental requirements. The Company's principal customers are utility, chemical, petroleum, transportation and industrial firms, other waste management companies and government agencies.

    Federal and state environmental regulation and enforcement programs have been a major factor in providing demand for environmental services. The Company believes that its business depends in large part on customers' confidence in the Company's ability to comply with these regulations and to manage effectively the risks involved in providing these services. As part of its commitment to employee safety and quality customer service, the Company has an extensive compliance program and a trained environmental, health and safety staff. The Company adheres to a risk management program designed to reduce potential liabilities for the Company and its customers.

BUSINESS STRATEGY

    The Company's strategy is to develop and maintain an ongoing relationship with a diversified group of customers who have recurring needs for multiple services in managing their environmental exposure.

    In order to maintain and enhance its position in the industrial waste management industry within the core markets in which it operates, the Company strives to achieve internal growth through the efficient utilization of existing facilities and the development of new waste management services. In addition, the Company has achieved external growth through strategic acquisitions.

    IMPROVED UTILIZATION OF WASTE MANAGEMENT FACILITIES. The Company currently has 12 waste management facilities which represent a substantial investment in permits, plants and equipment. In 1996, the Company started the implementation of its CleanEXPRESS-Registered Trademark- system, which the Company believes has resulted in, and will continue to result in, increased efficiencies relative to the transfer of waste materials through the Company's network of waste management facilities to its expanded and upgraded Chicago facility. Implementation of CleanEXPRESS-Registered Trademark- is expected to be substantially complete by the end of 1998.

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

    NEW WASTE MANAGEMENT SERVICES. Industrial waste generators are demanding alternatives to traditional waste disposal methods in order to increase recycling and reclamation and to minimize the end disposal of hazardous waste. The Company utilizes its technological expertise and innovation to improve and expand the range of services which it offers to its customers.

    In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska, to incinerate liquid and solid wastes. The availability of the Kimball incinerator has reduced the Company's dependence on outside disposal vendors.

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

ACQUISITIONS

    The Company has completed three acquisitions since January 1, 1993.

   DATE OF
 ACQUISITION                                        ACQUISITION                                       PURCHASE PRICE
-------------  -------------------------------------------------------------------------------------  --------------

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

and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPack"-Registered Trademark-). The Company markets these services through its sales organizations and, in many instances, services in one area of the business support or lead to work in other service lines.

    In addition to these three principal services, the Company also provides technical services such as analytical testing, site characterization, remediation and personnel training. Such technical services primarily support the Company's principal services, although technical services are also offered to a limited extent on a stand-alone commercial basis.

    As an integral part of the Company's services, industrial wastes are collected from customers and transported by the Company to and between its facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55-gallon drums, bulk storage tanks or 20-cubic yard roll-off boxes. In providing this service, the Company utilizes a variety of specially designed and constructed tank trucks and semi-trailers, as well as third-party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll-off boxes or bulk dump trailers.

TREATMENT AND DISPOSAL

    The Company transports, treats and disposes of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other waste management companies and governmental entities. The wastes handled include substances which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. Waste types processed or transferred in drums or bulk quantities include:

--  flammables, combustibles and other organics;

--  acids and caustics;

--  cyanides and sulfides;

--  solids and sludges;

--  industrial wastewaters;

-- items containing PCBs, such as utility transformers and electrical light ballasts;

--  medical waste;

--  other regulated wastes; and

--  nonhazardous industrial waste.

    The Company receives a detailed waste profile sheet prepared by the customer to document the nature of the customer's waste. A sample of the delivered waste is tested to ensure that it conforms to the customer's waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible groups are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer's waste at the Company's facility, a unique computer "bar code" identification label is assigned to each container of waste, enabling the Company to use sophisticated computer systems to track and document the status, location and disposition of the waste.

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

    The Company treats a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

--  acids and caustics;

--  ammonias, sulfides and cyanides;

--  heavy metals, ink wastes and plating solutions;

--  landfill leachates and scrubber waters; and

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

    RESOURCE RECOVERY. Resource recovery involves the treatment of wastes using various methods which will effectively remove contaminants from the original material to restore its fitness for its intended purpose and to reduce the volume of waste requiring disposal. The Company operates treatment systems for the reclamation and reuse of certain wastes, particularly solvent-based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes.

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

    CLEAN EXTRACTION SYSTEM. The Clean Extraction System ("CES") is a hazardous waste treatment system commercialized by the Company at its Baltimore facility, which extracts organic compounds from industrial wastewater. CES removes organic contaminants such as gasoline, acetone, methylene chloride, pesticides and other chemicals, from industrial wastewater known as "lean water." Lean water is generated by oil companies, utilities, and manufacturers of specialty chemicals and pharmaceuticals.

    The CES process enables the Company to handle a broad range of complex, difficult to treat organic and inorganic wastewaters which would otherwise be sent to other companies for disposal. CES offers the Company's industrial customers, such as chemical or pharmaceutical companies, an attractive recycling alternative to incineration or deep well injection of their waste systems.

    DISPOSAL. After treatment of industrial wastes at the Company's facilities, the hazardous waste residues (such as sludges), which remain after such treatment, are disposed of in facilities operated by third parties. The Company also arranges for the disposal of its customers' hazardous wastes, which cannot be treated at Company-owned facilities. Wastes, which cannot be disposed of in the Nebraska hazardous waste incinerator, are sent to other incinerators, landfills, and disposal facilities operated by third parties. On occasion, a customer's waste may be shipped directly to another disposal company, such as a landfill or incinerator, if the size of the waste shipment or its characteristics are such that the waste does not need to pass through one of the Company's own waste management facilities. The Company has negotiated favorable commercial terms with a number of disposal companies.

FIELD SERVICES

    The Company provides a wide range of environmental field services to maintain industrial facilities and process equipment, as well as, clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided primarily to large chemical, petroleum, transportation, utility, industrial waste management companies and governmental agencies. The Company's strategy is to identify, evaluate, and solve its customers' environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each project.

    INDUSTRIAL MAINTENANCE. Many of the Company's customers have a recurring need to clean equipment and facilities periodically in order to continue operations, maintain and improve operating efficiencies of their plants, and satisfy safety requirements. Industrial maintenance involves chemical cleaning, hydroblasting, vacuuming, and other methods to remove deposits from process equipment, such as paint booths and plating lines, and storage facilities for material used in the manufacturing or production process, such as feedstocks, chemicals, fuels, paints, oils, inks, metals and many other items. The Company's service centers are equipped with special equipment, such as high volume pumps, pressure washers, nonsparking and chemical resistant tools, and a variety of personal protective equipment, to perform maintenance services quickly, usually during "off periods" to minimize the customer's production downtime.

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

    Surface remediation projects generally require considerable interaction among technical and project management services. Following the selection of the preferred remedial alternative, the project team identifies the processes and equipment for cleanup. Simultaneously, the Company's health and safety staff develops a site safety plan for the project. Remedial approaches usually include physical removal, mechanical dewatering and stabilization, or encapsulation.

    GROUNDWATER RESTORATION. The Company's groundwater restoration services typically involve response to above-ground spills, leaking underground tanks and lines, hazardous waste landfills, and leaking surface impoundments. Groundwater restoration efforts often require complex recovery systems, including recovery drains or wells, air strippers, biodegradation or carbon filtration systems, and containment barriers. These systems and technologies can be used individually or in combination to remove a full range of floating or dissolved organic compounds from groundwater. The Company designs and fabricates mobile or fixed site groundwater treatment systems.

    SITE AND FACILITY DECONTAMINATION. Site and facility decontamination involves the cleanup and restoration of buildings, equipment, and other sites and facilities that have been contaminated by exposure to hazardous materials during a manufacturing process, or by fires, process malfunctions, spills or other accidents. The Company's projects have included decontamination of electrical generating stations, electrical and electronics components, transformer vaults, and commercial, educational, industrial, laboratory, research and manufacturing facilities.

    EMERGENCY RESPONSE. The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings or facilities are extensively contaminated. The Company has established specially trained emergency response teams which operate on a 24-hour basis from service centers covering 23 states and Puerto Rico. Many of the Company's remediation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

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

CLEANPACK-REGISTERED TRADEMARK- SERVICES

    The Company provides specialized repackaging, treatment and disposal services for laboratory wastes, outdated chemicals, and household hazardous wastes. Such chemicals and wastes are put into lab pack containers for shipment and disposal. The Company offers generators of laboratory wastes the same economical and environmentally sound disposal services that have been offered for years to large industrial generators. The CleanPack-Registered Trademark-operation services a wide variety of customers, including:

--  pharmaceutical companies;

--  engineering, and research and development divisions of industrial companies;

--  college, university and high school laboratories;

--  EPA laboratories and Veterans Administration facilities;

--  hospitals and medical care laboratories;

--  state and local municipalities; and

--  thousands of residents through household hazardous waste collection days.

    The Company provides a team of qualified and trained personnel to collect, label and package waste at the customer's site. Lab packed wastes are then transported to one of the Company's facilities for consolidation into full-size containers, which are then sent for further treatment or disposal as part of the Company's treatment and disposal services described above. As described above, disposal options include recycling, reclamation, fuels blending, incineration, aqueous treatment, and secure chemical landfill.

TECHNICAL SERVICES

    Technical services consist primarily of analytical testing, site characterization, remediation and personnel training. The Company's analytical testing laboratories assist in performing a wide range of quantitative and qualitative analyses to assist in determining the existence, nature, level, and extent of contamination in various media. The Company's site remediation staff identifies, evaluates and implements the appropriate environmental solution.

    SITE REMEDIATION AND TECHNICAL SERVICES. The Company provides technical capabilities and operational expertise to manage large-scale environmental projects. The interdisciplinary teams of managers, geologists, chemists, engineers, scientists, technicians, and compliance experts design and implement solution-oriented remedial programs incorporating both off-site and on-site treatment. The areas of expertise include:

--  remedial investigations;

-- remediation technologies: design, fabrication, installation, and operations and maintenance;

--  decontamination and decommissioning operations; and

--  high hazard materials handling.

    The Company operates a state-certified analytical testing laboratory at its waste handling facility in Braintree, Massachusetts, which tests samples provided by customers to identify and quantify toxic pollutants. The laboratory staff evaluates the properties of a given material, selects appropriate analytical methods, and executes a laboratory work plan that results in a comprehensive technical report.

    The Company also maintains laboratories at its other principal waste management facilities to identify and characterize waste materials prior to acceptance for treatment and disposal.

    PERSONNEL TRAINING. The Company provides comprehensive personnel training programs for its own employees and for its customers on a commercial basis. Such programs are designed to promote safe work practices under potential hazardous environmental conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under the Federal Resource Conservation and Recovery Act of 1976 ("RCRA") and the federal Occupational Safety and Health Act ("OSHA"). The Company's Technical Training Center includes confined space entry, exit, extraction, equipment, an air-system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA Hazardous Waste and Emergency Response Standard.

SEASONALITY

    The Company's operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities. Typically during the first quarter of each year there is less demand for environmental services due to the cold weather, particularly in the Northeast and Midwest regions. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

CUSTOMERS

    The Company's sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company's services. The Company's customer list includes many of the largest industrial companies in the United States. In addition, the Company's customers include most of the major utilities in the Northeast and Mid-Atlantic regions. The Company's customers are primarily chemical, petroleum, transportation, utility and industrial firms, other waste management companies and government agencies. Management believes that the Company's diverse customer base, in terms of number, industry and geographic location, as well as its large presence in New England, provide it with a recurring revenue base. The Company estimates that more than 80% of its revenues are derived from previously served customers with recurring needs for the Company's services. For the years ended December 31, 1997, 1996 and 1995, no single customer accounted for more than five percent of the Company's revenues. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

    Although the Company's customer base is diverse, two industries each provided over 10% of the Company's revenue in 1997. Approximately 15% of the Company's revenues in 1997 were from the chemical and allied products industry, while approximately 13% were from the electric, gas and sanitary industry. In 1996, two industries each provided over 10% of the Company's revenue. Approximately 19% of the Company's revenues in 1996 were from the chemical and allied products industry, while approximately 14% were from the electric, gas and sanitary industry. In addition to serving industrial customers such as utilities, railroads, pipelines, pharmaceutical manufacturers, and chemical companies, the Company serves health care and educational institutions, federal, state and local governmental bodies, and thousands of small quantity generators.

    Under applicable environmental laws and regulations, generators of hazardous wastes retain legal liability for the proper handling of those wastes up to and including their ultimate disposal. In response to these potential concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have decreased the number of providers they use for such services. The Company has been selected as an approved vendor by large generators because the Company possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and has the expertise necessary to comply with applicable environmental laws and regulations. By becoming an approved vendor for a large waste generator or other purchaser, the Company becomes eligible to provide waste management services to the multiple plants and projects of each generator or purchaser located in the Company's service areas. However, in order to obtain such approved vendor status, it may be necessary for the Company to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit the Company's facilities and operations to ensure that the Company's waste management services are being performed in compliance with applicable laws and regulations, and within other criteria established by the Company and by such customers.

COMPLIANCE/HEALTH & SAFETY

    The Company regards compliance with applicable environmental regulations, and the health and safety of its workforce as critical components of its overall operations. The Company strives to maintain the highest professional standards in its compliance, and health and safety activities; its internal operating requirements are in many instances more stringent than those imposed by regulation. The Company's compliance program has been developed for each of its waste management facilities and service centers under the direction of the Company's corporate compliance, health and safety, and training staffs. The compliance, health and safety, and training staffs are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. The Company also performs periodic audits and inspections of the disposal facilities of other firms utilized by the Company.

    The Company's treatment, storage and recovery facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although the Company's facilities have been cited on occasion for regulatory violations, the Company believes that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full-time compliance, or health and safety representative to oversee the implementation of the Company's compliance program at the facility or service center. These highly-trained regulatory specialists are independent from operations and report to the Director of Environmental, Health & Safety, who in turn reports directly to the CEO.

ENVIRONMENTAL LIABILITIES AND CAPITAL EXPENDITURES

    The Company operates facilities that treat or store hazardous waste. Such facilities must obtain a RCRA license from the EPA, or an authorized state agency, and must comply with certain operating requirements. The EPA has developed a system for assessing the relative environmental clean-up priority of RCRA facilities called the National Corrective Action Prioritization System, with a High, Medium or Low ranking for each facility. None of the Company's RCRA facilities have been assessed a high priority.

The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred, relating to RCRA facilities, for the year ended December 31, (in thousands):

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Environmental expenditures capitalized................................  $     564  $     420  $     559
Environmental expenses incurred.......................................        256        176        231
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
                                                                        $     820  $     596  $     790
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Although further investigation may cause a change in estimate, the Company expects remediation expenditures of the magnitude incurred for the last three years to continue for the foreseeable future. The Company believes that environmental cleanup can be financed out of operations and that compliance with environmental laws will not adversely affect its competitive position.

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

    The Company disposes of its wastes at the Company's Kimball incineration facility and facilities owned and operated by firms which the Company has audited and approved. Typically, the Company applies established technologies to the treatment, storage and recovery of hazardous wastes. The Company believes its operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

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

    The Company has pollution liability insurance policies covering the Company's potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste, and as it handles waste at the Company's facilities. The Company has contractor's liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate, covering off-site remedial activities and associated liabilities. Lloyds of London provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $29,000,000. This Lloyds of London policy covers liability in excess of $1,000,000 for pollution caused by sudden and accidental occurrences during transportation of waste and at the Company's facilities, from the time waste is picked up from a customer until its delivery to the final disposal site. The Company's $30,000,000 excess automobile liability insurance provides additional coverage for any in-transit pollution losses from accidents over and above the Lloyds of London coverage, so that it has a total of $59,000,000 of in-transit coverage.

    Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. In 1989, the Company established a captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write professional liability and pollution liability insurance for the Company and its operating subsidiaries. RCRA, the Toxic Substances Control Act and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate per year for sudden occurrences and $3,000,000 per occurrence and $6,000,000 in the aggregate per year for non-sudden occurrences. Currently, the Company uses its captive insurance company to provide (i) the first $1,000,000 of insurance against liability from sudden and non-sudden occurrences at its facilities, with the excess coverage provided by Lloyds of London, and (ii) the full policy limits of $3,000,000 per occurrence, $6,000,000 aggregate, of insurance for non-sudden occurrences.

    Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities, should the facility cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating, and sending the material to another company for disposal. The Company has obtained surety bonds to provide such financial assurance for closure of the waste management facilities it currently owns, with the exception of the Kimball incinerator which has closure and post-closure insurance provided by a commercial insurer.

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

    Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as, those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The Company believes that policy cancellation terms are similar to those of other companies in other industries.

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

    Treatment and disposal operations are conducted by a number of national and regional waste management firms. The Company believes that the ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

    In field services, the Company's competitors include major national and regional environmental services firms, as well as numerous smaller local firms. The availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors.

EMPLOYEES

    As of March 19, 1998, the Company employed 1,129 people on a regular basis. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

    The properties of the Company consist primarily of its 12 waste management facilities and 12 service centers, various environmental remediation equipment, and a fleet of approximately 750 registered pieces of transportation equipment. Most service center locations are leased, and occasionally move to other locations as operations and space requirements change. All of the waste management facilities are owned by the Company, except (i) the Chicago hazardous waste management facility which is leased under a lease which (with extensions) expires September 2020, (ii) the Woburn, Massachusetts waste oil treatment and storage facility which is leased under a lease which (with extensions) expires February 2004, and (iii) the Virginia waste oil treatment and storage facility which is leased under a lease which (with extensions) expires February 2002. In connection with the placement of an industrial revenue bond in 1996, the Company entered into a facilities lease with the City of Kimball, Nebraska, whereby the City acquired a leasehold interest in the Kimball incinerator and the Company leased the incinerator back from the City. The Company retains title to the incinerator.

    HAZARDOUS WASTE MANAGEMENT FACILITIES. The Company operates hazardous waste management facilities at which it processes, treats and temporarily stores hazardous wastes for later resale, reuse, or off-site treatment or disposal. Every facility that treats, stores or disposes of hazardous wastes must obtain a license from the federal EPA or an authorized state agency and must comply with certain operating requirements. See "Environmental Regulation-Federal Regulation of Hazardous Waste" below for a description of licenses issued under RCRA. All of the Company's hazardous waste management facilities are subject to RCRA licensing and have been issued RCRA Part B licenses, except for one interim status facility.

    Two of the facilities described above are waste oil treatment and storage facilities, which are subject to RCRA licensing, because some petroleum products, such as gasoline, are considered hazardous waste under federal law or are located in a state which regulates waste oil as a hazardous waste. In order to handle a variety of waste oil and petroleum products and support its field service activities in the Northeast and Mid-Atlantic regions, the Company has obtained or applied for RCRA licenses for those two facilities.

    The Company has made substantial modifications and improvements to the physical plant, and treatment and process equipment in recent years at its treatment facilities. These modifications are consistent with the Company's strategy to upgrade the quality and efficiency of treatment services, to expand the range of services provided, and to ensure regulatory compliance and operating efficiencies at these facilities. Major features of this program are the addition of new treatment systems, such as the CES in Baltimore, expansion of analytical testing laboratories, drum storage and processing facilities, and equipment rearrangement and replacement to improve operating efficiency. Further, the Company believes that it can, with minor modifications at its plants, make changes such that the existing plants would be able to process significantly increased volumes of hazardous wastes and that no new facilities will be required.

    Chicago, IL. The Chicago, Illinois facility is located on the south side of Chicago, on Lake Calumet. It provides treatment of nonhazardous and hazardous industrial wastewaters, hazardous waste fuels blending, drummed waste processing and consolidation, and transfer and repackaging of laboratory chemicals into lab pack containers. In November 1993, the Illinois EPA issued a Part B license for a ten-year term, which significantly expanded the waste handling and storage capacity of the facility.

    In November, 1995, the Company acquired assets from Chemical Waste Management, Inc. ("ChemWaste") on an adjoining leased site, together with the existing improvements, in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the adjoining site. The existing improvements on the ChemWaste site, and other improvements completed from 1995 through 1997 by the Company, have expanded the waste storage and handling capabilities at the Chicago plant. The

Chicago facility also serves as the central receiving, processing and transshipment facility for the CleanEXPRESS-Registered Trademark- program. Waste materials are shipped via rail and truck to Chicago from all other Company facilities. The waste materials are either treated or processed for transshipment in Chicago.

    Under the sharing arrangement with ChemWaste, the Company could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment, and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company believes that it can appropriately capitalize the expenditures in excess of amounts accrued that are required to clean up the property. In addition, the Company entered into a five year disposal services agreement with ChemWaste in connection with the acquisition of the assets on the adjacent site. Pursuant to the terms of the disposal services agreement, the Company has agreed to use best efforts to deliver waste materials to ChemWaste facilities for disposal subject to certain customer preferences, scheduling and other considerations.

    Kimball, NE. In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, an affiliate of Amoco Oil Company. The Kimball facility includes a 45,000 ton-per-year fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. The incinerator has a RCRA Part B license issued by the Nebraska Department of Environmental Quality ("NDEQ"). This permit will expire in November 1998. The Company expects that a new RCRA and air permit will be issued by NDEQ in 1999; however, the Company expects to be able to operate the facility under its existing permit until the new permit is issued.

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

    Braintree, MA. The Braintree facility is located just south of Boston. The facility is primarily engaged in drummed waste processing and consolidation, solvent recovery, transformer decommissioning, PCB storage and processing, blending of waste used as supplemental fuel by industrial furnaces, and pretreatment of waste to stabilize it before it is sent to landfills. The facility was acquired by the Company in 1985 and operates under a state Interim Hazardous Waste Facility License issued by the Massachusetts Department of Environmental Protection ("DEP") in 1981. In June 1992, the DEP approved the Company's application for a final Hazardous Waste Facility License and issued a final Part B license. The Town of Braintree filed an appeal to the permit which was withdrawn in December 1997.

    Natick, MA. The Natick, Massachusetts facility is located just west of Boston. The facility is currently on standby, but the Company plans to utilize the facility in the near term for storing and repackaging lab pack containers. The facility has a state Hazardous Waste Facility License (the state equivalent of a Part B license), which was renewed in October 1994 for a five-year term. The facility is also authorized by the federal EPA to handle PCBs.

    Cleveland, OH. The Cleveland, Ohio facility is located south of downtown Cleveland. It is a wastewater treatment facility that treats nonhazardous and hazardous industrial wastewaters, and it serves as a transfer station for various types of containerized hazardous and nonhazardous waste. The facility is not subject to Part B licensing requirements, since its on-site wastewater treatment activities are regulated pursuant to the Clean Water Act, and therefore are exempt from RCRA.

    Baltimore, MD. The Baltimore, Maryland facility is located in central Baltimore. It provides treatment of nonhazardous and hazardous industrial aqueous wastes, treatment of "lean waters" through the CES process, drummed waste processing, waste stabilization, and transfer of lab pack containers. The facility has a state Controlled Hazardous Substances permit (the state equivalent of a Part B license), which was last issued in 1992 for a three-year term. The permit also allows handling of material destined for fuels-blending and rail shipment of hazardous and nonhazardous waste. In June 1995, the Company submitted a permit renewal application, which allows operations to continue until the renewal application is approved.

    Bristol, CT. The facility is located in Bristol, Connecticut, approximately 20 miles southwest of Hartford. It provides hazardous wastewater treatment, drummed waste processing and consolidation, and transfer of lab pack containers. This facility also provides treatment of special categories of hazardous wastewaters known as "listed" wastewaters resulting from industrial processes such as electroplating. The Connecticut Department of Environmental Protection renewed the Part B license in 1995 for a five year term.

    Cincinnati, OH. The facility is located north of downtown Cincinnati, Ohio. It provides hazardous wastewater treatment, drummed waste processing and consolidation, pretreatment of waste to stabilize it before it is sent to landfills, fuels blending, and transfer of lab pack containers. The facility is also authorized to handle PCBs. The facility holds a state Hazardous Waste Facility Installation and Operation permit (RCRA Part B) which was renewed in December 1993 for a five-year term, and a federal permit under the Hazardous and Solid Waste Amendments to RCRA issued in December 1996. In May 1995, the Ohio Hazardous Waste Facility Board approved the transfer of the facility hazardous waste permit from the former owner of the facility to the Company.

    WASTE OIL TREATMENT AND STORAGE FACILITIES. The Company has four waste oil treatment and storage facilities: two in Massachusetts, one in Maine and one in Virginia. The Massachusetts facilities are located in Kingston and Woburn, in the Boston area. The Kingston facility has a state recycling permit and is able to store oil collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility is also used for maintenance activities, and for training of employees of the Company and third-party customers. The Woburn facility is a waste oil storage and transfer facility, and received a Part B license in October 1993 for a five-year term. The Company expects to be able to operate using the existing permit until a new permit is issued.

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

    The Virginia facility is located near Richmond and was acquired in September 1994. The facility is able to store waste oil and gasoline-contaminated hazardous wastes collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility operates under RCRA interim status pending the final review of its application for a Part B license.

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

    In late 1995, the EPA proposed to amend its hazardous waste regulations by establishing constituent-specific exit levels known as "bright line" levels for low-risk solid wastes that are designated as hazardous because they are listed, or have been mixed with, derived from, or contain listed hazardous wastes. Under the proposal, the Hazardous Waste Identification Rule ("HWIR"), generators of listed hazardous wastes that meet the bright-line levels would no longer be subject to the hazardous waste management system under Subtitle C of RCRA as listed hazardous wastes. If adopted, it is believed that the HWIR could adversely impact the Company's incinerator in Kimball, since many wastes which are currently required to be managed as hazardous wastes may no longer require incineration at a RCRA incineration unit such as Kimball. However, in October 1997, USEPA stated that, due to public comment, the Agency would not be finalizing major portions of the HWIR, including the bright-line levels.

    The Company is required to obtain federal, state and local licenses, or approvals for each of its hazardous waste facilities. Such licenses are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. The Company has acquired all operating licenses and approvals now required for the current operation of its business, and has applied for or is in the process of applying for, all licenses and approvals needed in connection with continued operation and planned expansion or modifications of its operations.

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

    Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA license from the EPA or an authorized state agency, and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary license application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained Interim Status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B licensing process). Interim Status facilities may continue to operate pursuant to the Part A Application until their Part B licensing process is concluded. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing; of the nine, only the Virginia waste oil facility operates under interim status. The other eight have been issued Part B licenses.

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

    The Company has begun RCRA corrective action investigations at its Part B licensed facilities in Braintree, Natick, Chicago, Cincinnati, and Woburn. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and on Main Street in South Portland, Maine. Corrective action at the Bristol, Connecticut, facility was completed in 1996. The Company spent approximately $820,000, $596,000 and $790,000 on corrective action at the foregoing facilities for the years ended December 31, 1997, 1996 and 1995, respectively.

    The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which is estimated to be in the range of $2,000,000, by, among other things, performing field services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates.

    While the final scope of the work to be performed at these sites has not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that accruals have been established when required and such costs are not expected to have a material effect on its results of operations or its competitive position, and that it will be able to finance from operating revenue any additional corrective action required at the sites.

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

    CLEAN WATER ACT. This legislation prohibits discharges into the waters of the United States without governmental authorization. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of its treatment process, the Company's wastewater treatment facilities generate waste water, which they discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. The Clean Water Act also serves to create business opportunities for the Company, in that, it may prevent industrial users from discharging their untreated wastewaters to the sewer. If these industries cannot meet their discharge specifications, then they may utilize the services of an off-site pretreatment facility such as those operated by the Company.

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

    Some states, such as Connecticut and Massachusetts, classify as hazardous some wastes which are not regulated under RCRA. For example, Massachusetts considers PCBs and used oil as "hazardous wastes," while RCRA does not. Accordingly, the Company must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at its facilities.

    The Company believes that each of its facilities is in substantial compliance with the applicable requirements of RCRA, state laws and regulations. Eleven of the Company's twelve waste management facilities have been issued final licenses. The Richmond facility operates under interim status. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. The Company anticipates that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that the Company will be able to comply with such requirements.

    The Company's wastewater treatment facilities are also subject to state and local regulation, most significantly, sewer discharge regulations adopted by the municipalities, which receive treated wastewater from the treatment processes. The Company's continued ability to operate its liquid waste treatment process at each such facility is dependent upon its ability to continue these sewer discharges.

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

ITEM 3. LEGAL PROCEEDINGS

    Certain Company subsidiaries have transported or generated waste sent to sites, which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes at 22 state and federal Superfund sites.

    Eleven of these sites involve two subsidiaries, which the Company acquired from ChemWaste, which is a subsidiary of Waste Management, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Natick and Braintree subsidiaries for waste disposed of before the Company acquired them. Accordingly, ChemWaste is paying all costs of defending the Company's Natick and Braintree subsidiaries in these cases, including legal fees and settlement costs.

    The Company's subsidiary, which owns the Bristol, Connecticut facility, is involved in one Superfund site. As part of the acquisition of the Bristol, Connecticut and Cincinnati, Ohio facilities, the seller and its parent company, Southdown, Inc., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facilities, which would include any liability arising from Superfund sites.

    Five of the sites involve former subsidiaries of ChemClear Inc. One of the five sites is the Strasburg Landfill site in Pennsylvania. The Company and two other parties identified as PRPs received an order from the EPA in 1989 to perform certain emergency measures at the site. The Company responded by installing a leachate treatment and discharge system and repairing the landfill slope. Since early 1990, the Company spent approximately $450,000 in complying with the EPA order. In 1992, the EPA issued its Record of Decision for the site which proposes recapping and revegetating the landfill and installing certain air emission and leachate treatment systems. The EPA has advised the PRP group that it plans to utilize Superfund monies to design and implement the remedy specified in the Record of Decision for the site, and initiate a cost recovery action for its past costs in the amount of approximately $6,000,000. The EPA indicated that the future remediation costs are estimated to be $11,000,000. In January 1996, the Company and 16 other PRPs signed a standstill and tolling agreement with the EPA which has been extended ten times and which now allows for settlement discussions to take place up to April 30, 1998. In March, 1997, the Company and eight other PRPs submitted a revised settlement offer of $2.5 million to the government, which has been tentatively accepted by the government pending negotiation of the consent order. In February 1996, the Company filed suit in the U.S. District Court for the Eastern District of Pennsylvania against certain PRP's in order to preserve its claims for cost recovery and contribution against those parties. In January 1998, the Company filed its settlement agreement with the Court. The Company believes its ultimate exposure in this case will not have a material impact on its financial position or results of operations.

    Mr. Frank, Inc., which was acquired by the Company in July 1992, is involved in three Superfund sites, as a transporter of waste generated by others prior to the Company's purchase of Mr. Frank, Inc. The Company acquired Mr. Frank, Inc. in exchange for 233,000 shares of the Company's common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers' agreement to indemnify the Company against potential liabilities, including environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc. The Company has been recently identified as a PRP at two sites, at which the Company believes that it has no liability.

    With respect to the Superfund sites at which the Company believes it may face liability, the Company has established reserves or escrows which it believes are appropriate. Therefore, the Company believes that any future settlement costs arising from any or all of the 22 Superfund sites will not be material to the Company's operations or financial position. Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the Company and other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1997, the Company had accrued environmental costs of $572,000 for cleanup of Superfund sites. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

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

1996                                                                           HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $   3.875  $   2.375
Second Quarter.............................................................      4.125      2.875
Third Quarter..............................................................      3.375      1.500
Fourth Quarter.............................................................      3.375      1.875

1997                                                                              HIGH        LOW
------------------------------------------------------------------------------  ---------  ---------
First Quarter.................................................................  $   2.688  $   1.375
Second Quarter................................................................      1.813      1.188
Third Quarter.................................................................      3.375      1.500
Fourth Quarter................................................................      2.750      1.438

    On March 17, 1998 there were 829 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name.

    The Company has never declared nor paid any cash dividends on its common stock. In February 1993, the Board of Directors authorized the issuance of up to 156,416 shares designated as Series B Convertible Preferred Stock, with a cumulative dividend of 7% during the first year and 8% thereafter, payable either in cash or by the issuance of shares of common stock. 112,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") were issued on February 16, 1993 in partial payment of the purchase price for Spring Grove. Except for payment of dividends on the Preferred Stock, the Company intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company's bank credit agreements contain financial covenants, which may effectively restrict or limit the payment of dividends other than Preferred Stock dividends. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

    Dividends on the Company's Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the 1997 dividends in common stock. The share price of the common stock and the shares of common stock issued to holders of preferred stock during 1997 were as follows:

RECORD DATE                                                   SHARE PRICE    COMMON STOCK ISSUED
-----------------------------------------------------------  -------------  ---------------------
January 1, 1997............................................    $    2.05             54,637
April 1, 1997..............................................         1.58             70,888
July 1, 1997...............................................         1.63             68,714
October 1, 1997............................................         1.99             56,284

    The Company anticipates that the Preferred Stock dividends payable through 1998 will be paid in common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial information should be reviewed in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data of this report.

    OTHER INCOME. During 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation during the first quarter. The Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement, which is included in other income, net in the consolidated statement of income.

    NONRECURRING CHARGES. During 1995, the Company recorded a $4,247,000 nonrecurring charge in connection with the reengineering of the Company's operations and the write down of non-performing assets, as well as the anticipated losses on the sale of certain non-core properties. Under the reengineering program, the Company has closed or downsized small, satellite offices; reduced employment levels; downsized its laboratory staff and relocated the laboratory to its waste handling facility in Braintree, Massachusetts; and relocated its corporate headquarters to a new location in Braintree, Massachusetts. The components of the nonrecurring charge are as follows:

Severance and related costs.....................................  $1,097,000
Write-off of non-performing asset...............................  1,110,000
Real estate related charges.....................................  2,040,000
                                                                  ---------
                                                                  $4,247,000
                                                                  ---------
                                                                  ---------

    During 1994, the Company renegotiated its lease on its corporate headquarters in Quincy, Massachusetts, such that the lease terminated in 1995. In addition, the Company vacated laboratory space in Bedford, Massachusetts. As a result, the Company took a one-time, noncash charge of $1,035,000 before taxes for the write-off of leasehold improvements at the two locations.

    EXTRAORDINARY ITEM. During 1994, the Company completed a public offering of $50,000,000 of 12.50% Senior Notes, and used the net proceeds to prepay substantially all of the Company's debt, in order to refinance debt which had a 13.25% interest rate. The Company also wanted to reduce its reliance on floating rate bank debt, by extending the average life of its long-term debt and obtaining longer-term capital at an attractive fixed interest rate. The refinancing resulted in approximately $2,043,000 of expense relating to the early retirement of the outstanding debt, and an extraordinary charge of $1,220,000 ($.13 per share), net of income tax benefit, for redemption premiums paid to the holders of the prepaid debt and for the write-off of deferred financing costs.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
INCOME STATEMENT DATA:                                    1997        1996        1995        1994        1993
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues.............................................  $  183,767  $  200,213  $  209,250  $  207,073  $  200,114
Cost of revenues.....................................     140,542     154,608     156,779     146,132     134,525
Selling, general and administrative expenses.........      34,498      36,326      39,574      38,910      42,296
Depreciation and amortization of intangible assets...       9,228       9,827      10,081      10,250      10,319
Nonrecurring charges.................................      --          --           4,247       1,035      --
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) from operations........................        (501)       (548)     (1,431)     10,746      12,974
Other income, net....................................         800      --          --          --          --
Interest expense, net................................       9,182       9,170       8,657       7,432       7,198
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before provision for income taxes and
  extraordinary item.................................      (8,883)     (9,718)    (10,088)      3,314       5,776
Provision for (benefit from) income taxes............       4,845      (2,775)     (3,195)      1,619       2,645
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary item..............     (13,728)     (6,943)     (6,893)      1,695       3,131
Extraordinary loss related to early retirement of
  debt, net of income tax benefit of $823,000........      --          --          --           1,220      --
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss)....................................  $  (13,728) $   (6,943) $   (6,893) $      475  $    3,131
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Basic EPS
  Net income (loss) per common share before
    extraordinary item...............................  $    (1.42) $     (.77) $     (.77) $      .13  $      .30
  Extraordinary item.................................  $   --      $   --      $   --      $     (.13) $   --
  Net income (loss) per share........................  $    (1.42) $     (.77) $     (.77) $      .00  $      .30
Diluted EPS
  Net income (loss) per common share before
    extraordinary item...............................  $    (1.42) $     (.77) $     (.77) $      .13  $      .28
  Extraordinary item.................................  $   --      $   --      $   --      $     (.13) $   --
  Net income (loss) per share........................  $    (1.42) $     (.77) $     (.77) $      .00  $      .28
Weighted average number of common shares
  outstanding........................................       9,959       9,653       9,475       9,635       9,884
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Financial Data:
Earnings before interest, taxes, depreciation and
  amortization (EBITDA)..............................  $    9,527  $    9,279  $    8,650  $   20,996  $   23,293
Working capital......................................  $   11,759  $   14,245  $   11,053  $   20,814  $   18,320
Total assets.........................................  $  154,945  $  177,997  $  186,444  $  159,875  $  167,358
Long-term obligations, less current portion..........  $   68,020  $   68,668  $   70,391  $   60,465  $   62,507
Stockholders' equity.................................  $   40,024  $   53,584  $   60,374  $   67,326  $   67,371

No cash dividends have been declared on the Company's common stock.

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

                                                               PERCENTAGE OF TOTAL REVENUES
                                                   -----------------------------------------------------
                                                                     TWELVE-MONTH YEAR
                                                                    ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                     1997       1996       1995       1994       1993
                                                   ---------  ---------  ---------  ---------  ---------
Revenues.........................................      100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenues:
  Disposal costs paid to third parties...........       13.9       13.8       15.4       13.5       15.4
  Other costs....................................       62.6       63.4       59.5       57.1       51.8
                                                   ---------  ---------  ---------  ---------  ---------
    Total cost of revenues.......................       76.5       77.2       74.9       70.6       67.2
Selling, general and administrative expenses.....       18.8       18.2       18.9       18.8       21.1
Depreciation and amortization of intangible
  assets.........................................        5.0        4.9        4.9        4.9        5.2
Nonrecurring charges.............................     --         --            2.0        0.5     --
                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) from operations....................       (0.3)      (0.3)      (0.7)       5.2        6.5
Other income, net................................        0.4     --         --         --         --
Interest expense, net............................        5.0        4.6        4.1        3.6        3.6
                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes
  and extraordinary item.........................       (4.8)      (4.9)      (4.8)       1.6        2.9
Provision for (benefit from) income taxes........        2.6       (1.4)      (1.5)       0.8        1.3
                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary item..........       (7.5)      (3.5)      (3.3)       0.8        1.6
Extraordinary loss from early retirement of
  debt...........................................     --         --         --            0.6     --
                                                   ---------  ---------  ---------  ---------  ---------
  Net income (loss)..............................       (7.5)%      (3.5)%      (3.3)%       0.2%       1.6%
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------

    REVENUES. Revenues for 1997 were $183,767,000 as compared to $200,213,000 for 1996 and $209,250,000 for 1995. The decrease in revenue in 1997 from 1996 was caused by a number of factors including, in particular, a decrease in event business and industry-wide pricing pressure. The Company defines event business as field services emergency response to an accident or cleanup of environmental contamination that is not expected to recur. Over the past several years, the event business has consistently produced revenue of approximately $30,000,000 and included at least one major incident. In 1997, event business revenue was $19,000,000; the Company attributes the reduction in event revenue to a decrease in the size of the event market in 1997, including no major spills in its service territory, rather than to reduction in market share. The Company can not predict whether or not this trend will continue into future periods. Total hours billed in the field services business in 1997 was flat from 1996; thus, the decreased business in emergency response was offset by an increase in base business. Pricing in the field services business decreased from the prior year by 6.0%, in large part due to the decrease in emergency response business, which tends to be at higher billable rates than other field services work. In the disposal business, revenue decreased due to a 4.0% decrease in volume and a 7.0% decrease in pricing.

    During 1996, the Company received approximately $7,000,000 of revenue from the cleanup of a large oil spill off the Maine coast. Excluding this event business, the revenue declined approximately 8.0% from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
1995 to 1996. The revenue decline was the result of industry-wide pricing pressures and a decrease in the volumes of waste which were processed through the Company's facilities.

    There are many factors which have impacted, and continue to impact, the Company's revenues. These factors include: competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; direct shipment by generators of waste to the ultimate treatment or disposal location; and seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities.

    The Company continues to take pricing actions in response to industry conditions, as it attempts to maintain a competitive mix of price, performance, and customer support services while attempting to return to profitability and growth. The Company attempts to mitigate the effects of price reductions by reducing operating costs. There can be no assurance that pricing actions will be effective in stimulating higher levels of sales or that cost reduction efforts will offset the effect of pricing actions on the Company's gross margin.

    COST OF REVENUES. Cost of revenues were $140,542,000 in 1997, $154,608,000 in 1996 and $156,779,000 in 1995. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. The Company has been able to upgrade the quality and efficiency of its waste treatment services through the development of new technology, strategic acquisitions, and continued modifications and upgrades at its facilities. During the second quarter of 1995, the Company acquired an incinerator in Kimball, Nebraska which provides the Company with incineration capabilities, thus reducing reliance on third parties.

    Cost of revenues, as a percentage of revenues, was 76.5% in 1997, 77.2% in 1996 and 74.9% in 1995. Disposal costs as a percentage of revenue were 13.9%, 13.8% and 15.4% in 1997, 1996 and 1995, respectively. The cost of sending waste to third parties decreased by 7.0% for the year ended 1997 as compared to the year ended 1996; however, as a percentage of revenues, there was a slight increase from 13.8% to 13.9% due to revenue declines related to pricing being greater than the cost reductions achieved relating to outside disposal. Similarly, other costs of revenues decreased by 10.0% from 1996 to 1997; however, as a percentage of revenues, the decline was less due to revenue decreases due to pricing.

    The cost of revenues, as a percentage of revenues, for 1996 as compared to 1995 is comprised of a decrease in outside disposal costs to 13.8% from 15.4% and an increase in other costs to 63.4% from 59.5%. The Company attributes the decrease in outside disposal costs to the addition of the Kimball incinerator, which allowed the Company to dispose of waste internally that had previously been sent to third parties. The increase in other costs from 1995 to 1996 is primarily due to the full year operating cost of the Kimball facility in 1996, versus a partial year in 1995, since the incinerator was acquired in the second quarter of 1995.

    In 1996, the Company started implementation of its CleanEXPRESS-Registered Trademark-system. The implementation of this system will continue into 1998. The Company believes that the CleanEXPRESS-Registered Trademark- system has resulted in, and will continue to result in, increased efficiencies relative to the collection, transportation, treatment and disposal of routinely created hazardous waste through its expanded and upgraded Chicago facility.

    The nonrecurring charge of $4,247,000 in 1995 resulted primarily from the reengineering program, which identified more efficient methods of servicing customers, as well as certain assets and field locations which were no longer integral to the Company's operations. The Company significantly reduced its cost structure. The reengineering and cost control efforts identified over $10,000,000 in annual cost reductions, which were substantially realized in 1996. These savings, which were achieved in part through the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
introduction of new computer systems, strengthened the Company's business processes, allowed disposition of non-core assets, and reduced the number of offices and the amount of rented space. Although the Company realized these savings during 1996, they were offset by reduction in pricing, lower volumes and other costs increasing. During 1997, the Company continued its process of consolidating common functions to reduce redundant costs and improve the Company's ability to deliver its services. The Company believes that its ability to continue to manage operating costs is an important factor in its ability to remain price competitive. However, no assurance can be given that the Company's efforts to manage future operating expenses will be successful.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses declined to $34,498,000 in 1997 from $36,326,000 in 1996 and $39,574,000 in 1995. The 5.0% decrease from 1996 to 1997 was caused by a reduction in headcount among the general and administrative employees, and a reduction in virtually all other components of general and administrative expenses. These reductions were partially offset by increases in selling expense due to the expansion in the sales force and an increase in royalty expense related to Kimball plant volumes. The Company plans to continue to reduce costs in 1998; however, no assurance can be given that this objective will be accomplished.

    The 8.2% decrease in selling, general and administrative expenses from 1995 to 1996 was the result of several cost cutting measures such as reducing administrative staff, relocating the Company's corporate headquarters to a new office park and reducing discretionary spending.

    INTEREST EXPENSE. Interest expense increased during 1997 to $9,182,000 from $9,170,000 in 1996 and $8,657,000 in 1995. The slight increase in interest expense in 1997 as compared to 1996 is due to higher interest rates on some debt in 1997 as compared to 1996, which was partially offset by a reduction in the average debt outstanding in 1997 as compared to 1996.

    The 5.9% increase in interest expense from 1995 to 1996 is due to an increase in the average borrowings of approximately $5,000,000 for the twelve months ended December 31, 1996. A portion of the increase in interest expense during 1996 and 1995 was offset by interest income from restricted investments of $559,000 in 1996 and $243,000 in 1995. No interest was capitalized during 1997, 1996 or 1995.

    OTHER INCOME. During the first quarter of 1997, the Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement of a lawsuit.

    INCOME TAXES. In 1997, income tax expense of $4,845,000 was recorded on a pre-tax loss of $8,883,000 for an effective tax rate of (54.5%), as compared to tax benefits that were recorded on the pre-tax losses of 28.6% and 31.7% for the years ended 1996 and 1995, respectively. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and, in 1997, based on this review, the valuation allowance was increased by $6,050,000, which resulted in a non-cash charge to operations of the same amount. This increase in the valuation allowance was the primary reason for the change in the effective tax rate between 1997 and 1996.

    The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws. If the Company continues to report losses in the future, no income tax benefit for these losses would be recorded. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation reserve would be reversed, which would increase net income reported in future periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    The fluctuation in the effective tax rate from 1995 to 1996 was due to the amount of income before taxes, as compared to the fixed amount of goodwill and other non-deductible items.

    During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. The Company has received a notice of intent to assess state income taxes from one of the states in which it operates. The case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3,000,000 to the state. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

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

    The Company's future operating results may be affected by a number of factors, including the Company's ability to: integrate successfully the CleanEXPRESS-Registered Trademark- program; continue to implement the treatment and disposal reengineering program; utilize its facilities and workforce profitably, in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; and generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers.

    The future operating results of the Kimball incinerator may be affected by factors such as its ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market.

    The Company's operations may be affected by the commencement and completion of major site remediation projects; cleanup of major spills or other events; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing the management of hazardous waste; secular changes in the waste processing industry towards waste minimization and the propensity for delays in the remedial market; suspension of governmental permits; and fines and penalties for noncompliance with the myriad of regulations governing the Company's diverse operations. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

    Typically during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions, and increased possibility of unplanned weather related plant shutdowns. In addition, customer factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    The Company participates in a highly volatile industry, with multiple competitors, the major ones of which have taken large write-offs and asset write-downs and undergone major restructurings during the past several years. Periodically, the Company reviews long-lived assets for financial impairment. At the end of 1997, the Company determined based on this review that no asset write-downs were required; however, if conditions in the industry deteriorate further, certain assets could be determined to be impaired and an asset write-off could be required. Also, industry conditions may result in significant volatility of the Company's common stock price, as well as that of its competitors.

    In the third quarter of 1997 the Company joined an ongoing lawsuit against the City of Chicago challenging the imposition of a waste charge by the City of Chicago on every gallon of waste received at the Company's Chicago facility. The City charge being challenged is imposed on only two facilities in the City of Chicago, the Company's facility and a facility operated by Liquid Recovery Systems, Inc. (LRS), which is a co-plaintiff in the suit. Since 1990 the Company has paid approximately $3,000,000 to the City pursuant to this charge and continues to pay an average of approximately $42,000 per month.

    The lawsuit challenges the legal authority of the City of Chicago to impose the charge. The Company contends the charge is, among other things, an unlawful tax on service occupations in violation of the Illinois Constitution. The Company is seeking: (1) a declaration by the Circuit Court of Cook County that the challenged charge is unconstitutional or otherwise unlawful; (2) an injunction against the City's continued assessment and collection of the charge and; (3) a refund of all charges paid plus interest.

    The City of Chicago is vigorously defending its purported authority to collect the charge and asserting that the Company is not entitled to a refund. The Company expects the Court to rule in 1998 on several pending motions filed by the Company, including a motion for partial summary judgment that is dispositive of the substantive merits of the Company's claims. The Company cannot predict when or whether the Court will decide in the Company's favor. Accordingly, no account receivable has been recorded on the books of the Company relating to this lawsuit.

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

    From time to time, the Company has paid fines or penalties in governmental environmental enforcement proceedings, usually involving its waste treatment, storage and disposal facilities. At December 31, 1997, however, there were no pending governmental environmental enforcement proceedings where the Company believes potential monetary sanctions will exceed $100,000. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the Company's plants, equipment, and vehicles, based on the Company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact the Company's operations and could have a material adverse impact on financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    Certain Company subsidiaries have transported or generated waste sent to sites, which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party at 22 state and federal Superfund sites. Eleven of these sites involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a wholly-owned subsidiary of WMX Technologies, Inc., and one site involves a subsidiary, which the Company acquired from Southdown, Inc., a public company. As part of these acquisitions, ChemWaste and Southdown, Inc. agreed to indemnify the Company with respect to any liability of such subsidiaries for waste disposed of before the Company acquired them. With respect to the other Superfund sites, the Company has established reserves or escrows, which it believes are appropriate, such that any future settlement costs of lawsuits arising from any or all of the 22 Superfund sites are not expected to be material to the Company's operations or financial position. The Company had accrued environmental costs of approximately $572,000 and $434,000 for cleanup of Superfund sites, at December 31, 1997 and 1996, respectively.

    The Company operates facilities that are subject to RCRA regulation. Under RCRA, every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from EPA or an authorized state agency and must comply with certain operating requirements. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility.

    The EPA or applicable state agency have begun RCRA corrective action investigations at the Company's RCRA licensed facilities in Baltimore, Maryland; Chicago, Illinois; Braintree, Massachusetts; Natick, Massachusetts; Woburn, Massachusetts; and Cincinnati, Ohio. RCRA corrective action at the Bristol, Connecticut, facility was completed in 1996. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and South Portland, Maine.

    In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the ChemWaste site allowed the Company to implement the CleanEXPRESS-Registered Trademark- program. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accrued $1,352,000 relating to this liability at December 31, 1997 and 1996. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be complete.

    Two RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio were acquired from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site arising from prior ownership, including corrective action.

    The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company's facilities for the years ended December 31, (in thousands):

                                                                                              1997       1996       1995
                                                                                            ---------  ---------  ---------
Environmental expenditures capitalized....................................................  $     564  $     420  $     559
Environmental expenses incurred...........................................................        256        176        231
                                                                                            ---------  ---------  ---------
                                                                                            $     820  $     596  $     790
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
The Company expects environmental remediation expenditures of the magnitude incurred for the last three years to continue for the foreseeable future.

    The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which is estimated to be in the range of $2,000,000, by, among other things, performing field service work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts and credits to PECO in the amount of $709,000 and $413,000 through December 31, 1997 and 1996, respectively. The Company had $791,000 and $1,087,000 accrued relating to this liability at December 31, 1997 and 1996. Remediation at this site is expected to be complete in one year.

    While the final scope of work to be performed at these sites has not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that accruals have been established when required and such costs are not expected to have a material effect on its results of operations or its competitive position, and that it will be able to finance from operating revenue any additional corrective action required at the sites.

LIQUIDITY AND CAPITAL RESOURCES

    Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that funds will be available for closure of these facilities, should a facility cease operation, and post closure coverage where required by law. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as assets against its insured liabilities and are restricted for future payment of insurance claims. In 1997, the Company replaced a portion of the closure insurance issued by its captive insurance company with bonds issued by a bonding company. This allowed the captive insurance company to remit funds previously classified as restricted cash to the Company. In addition, at December 31, 1996, the Company had on deposit collateral of $5,650,000 with a commercial insurance company to provide for closure and post-closure costs of its incinerator and landfill. During 1996, the Company renegotiated its agreement with the insurance company to replace collateral with a letter of credit. The cash from this transaction was released to the Company in 1997. As a result of these two transactions, the Company obtained $7,262,000. The Company used these funds, as well as $3,343,000 of additional borrowings under its revolving line of credit, to purchase equipment and improve properties in the amount of $3,366,000, to pay maturities on long-term debt of $5,009,000, and to cover the cash used in operations of $1,480,000. The deficit from operations was largely the result of a decrease in accounts payable of $6,309,000 offset by an a decrease in accounts receivable of $4,226,000. Accounts payable decreased due to the Company paying vendors in a more timely basis in 1997 as compared to 1996, which allowed for smoother operations. Accounts receivable decreased in proportion to the decrease in selling

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
prices. In addition, in 1997 the Company obtained $1,888,000 from the sale of property, plant and equipment.

    In 1996, the Company generated $5,281,000 from operations which was used primarily to purchase equipment and improve properties in the amount of $3,126,000 and to increase collateral relating to bonds issued to guarantee closure of facilities in the amount of $1,278,000. In addition, the Company obtained $965,000 from the sale of property, plant and equipment.

    The Company expects 1998 capital additions to be in the range of $3,000,000. The Company believes that it has all of the plants and facilities required by the business for the foreseeable future. Thus, the Company anticipates that capital expenditures in 1998 will be limited to maintaining existing capital assets.

    The Company has reviewed its systems for compliance with the year 2000, and the Company determined that all major systems are or will be compliant before the end of 1998. The Company believes that no material costs will be incurred to modify software for year 2000 compliance.

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

    The Loan Agreement provides for a $24,500,000 revolving credit facility (the "Revolver") and a $10,500,000 term promissory note (the "Term Note"). The Term
Note is payable in monthly installments of $250,000 with the last payment due in January 2000. The Revolver allows increased borrowing availability to a maximum of $35,000,000 in cash and letters of credit as the Term Loan is amortized. Letters of credit may not exceed $20,000,000 at any one time. In June 1997, the term of the Revolver was extended from May 8, 1998 to May 8, 1999 under substantially the same terms and conditions.

    The Loan Agreement provides for certain covenants the most restrictive of which required, at December 31, 1997, the maintenance of a minimum level of working capital of $10,000,000 and adjusted net worth of not less than $40,000,000. At December 31, 1997, working capital was $11,759,000 and adjusted net worth was $42,024,000. In 1998, the loan covenants were changed to require working capital of not less than $6,000,000 and adjusted net worth of not less than $33,000,000. In addition, the Bonds contain certain covenants the most restrictive of which require that the Company maintain a ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997, the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage ratio will not result in a default, but the Company will be required to pay in six equal monthly installments into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to one year's interest on the Bonds.

    At December 31, 1997 and 1996, funds available to borrow under the Revolver were $9,900,000 and $13,000,000, respectively. Management believes that sufficient resources will be available to meet the Company's cash requirements through at least December 31, 1998. The Company has $50,000,000 of Senior Notes which mature in 2001. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on a favorable interest rate environment when the Company attempts to refinance the borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. Since March 1995, the Company has elected to pay the dividends in common stock. The Company issued a total of 250,523 shares of common stock to the holders of the preferred stock for the year 1997. The Company anticipates that the preferred stock dividends payable through 1998 will be paid in common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for both interim and fiscal periods ending after December 31, 1997. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings Per Share." The Company adopted SFAS 128 for the period ending December 31, 1997. The adoption of SFAS 128 resulted in no changes to previously reported earnings for the years ended December 31, 1997, 1996, 1995 and 1994, and only a minor impact on the reported earnings per share amounts for the year ended 1993.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal periods beginning after December 15, 1997, and the Company will adopt its provisions in fiscal 1998. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal periods beginning after December 15, 1997, and the Company will adopt its provisions in fiscal 1998. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

    In 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," ("SOP 96-1") for fiscal years beginning after December 15, 1996. SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," are met and it includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized in the financial statements. The Company's management determined that the adoption of SOP 96-1 had no material impact on the results of operations.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Harbors, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 4, 1998

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  183,767  $  200,213  $  209,250
Cost of revenues.............................................................     140,542     154,608     156,779
Selling, general and administrative expenses.................................      34,498      36,326      39,574
Depreciation and amortization of intangible assets...........................       9,228       9,827      10,081
Nonrecurring charges.........................................................      --          --           4,247
                                                                               ----------  ----------  ----------
Loss from operations.........................................................        (501)       (548)     (1,431)
Other income, net............................................................         800      --          --
Interest expense, net........................................................       9,182       9,170       8,657
                                                                               ----------  ----------  ----------
Loss before provision for income taxes.......................................      (8,883)     (9,718)    (10,088)
Provision for (benefit from) income taxes....................................       4,845      (2,775)     (3,195)
                                                                               ----------  ----------  ----------
Net loss.....................................................................  $  (13,728) $   (6,943) $   (6,893)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic and diluted loss per share.............................................  $    (1.42) $     (.77) $     (.77)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common shares outstanding...................................       9,959       9,653       9,475
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (IN THOUSANDS)

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    3,935  $    1,366
  Restricted investments..................................................................       1,088       8,190
  Accounts receivable, net of allowance for doubtful accounts of $1,050 and $1,063,
    respectively..........................................................................      37,836      42,746
  Prepaid expenses........................................................................       1,518       1,603
  Supplies inventories....................................................................       2,811       2,866
  Income tax receivable...................................................................       1,669       1,668
  Deferred tax asset......................................................................       1,581       3,152
                                                                                            ----------  ----------
    Total current assets..................................................................      50,438      61,591
                                                                                            ----------  ----------
Property, plant and equipment:
  Land....................................................................................       8,182       8,423
  Buildings and improvements..............................................................      37,890      39,585
  Vehicles and equipment..................................................................      77,281      78,050
  Furniture and fixtures..................................................................       2,190       2,191
  Construction in progress................................................................       2,756       1,819
                                                                                            ----------  ----------
                                                                                               128,299     130,068
  Less--accumulated depreciation and amortization.........................................      66,392      61,282
                                                                                            ----------  ----------
                                                                                                61,907      68,786
                                                                                            ----------  ----------
Other assets:
  Goodwill, net...........................................................................      20,755      21,479
  Permits, net............................................................................      11,695      12,605
  Deferred taxes non-current..............................................................       5,627       9,208
  Other...................................................................................       4,523       4,328
                                                                                            ----------  ----------
                                                                                                42,600      47,620
                                                                                            ----------  ----------
    Total assets..........................................................................  $  154,945  $  177,997
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Current liabilities:
  Current maturities of long-term obligations.............................................  $    4,037  $    4,370
  Accounts payable........................................................................      13,760      20,069
  Accrued disposal costs..................................................................       7,100       7,912
  Other accrued expenses..................................................................      13,548      14,609
  Income taxes payable....................................................................          10         162
  Deferred tax liability..................................................................         224         224
                                                                                            ----------  ----------
      Total current liabilities...........................................................      38,679      47,346
                                                                                            ----------  ----------
Other liabilities:
  Long-term obligations, less current maturities..........................................      68,020      68,668
  Deferred taxes, long-term...............................................................       6,871       7,453
  Other...................................................................................       1,351         946
                                                                                            ----------  ----------
      Total other liabilities.............................................................      76,242      77,067
                                                                                            ----------  ----------
Commitments and contingent liabilities (Notes 4, 7, 9, and 10)

Stockholders' equity:
  Preferred stock, $.01 par value:
    Series A convertible preferred stock
      Authorized--2,000,000 shares; issued and outstanding--none..........................          --          --
    Series B convertible preferred stock
      Authorized--156,416 shares; issued and outstanding--112,000 shares (liquidation
      preference of $5,600,000)...........................................................           1           1
  Common stock, $.01 par value:
    Authorized--20,000,000 shares; issued and outstanding 10,101,490 and 9,743,153 shares,
      respectively........................................................................         101          98
  Additional paid-in capital..............................................................      60,087      59,477
  Unrealized loss on restricted investments, net of tax...................................         (12)        (15)
  Accumulated deficit.....................................................................     (20,153)     (5,977)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................      40,024      53,584
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  154,945  $  177,997
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Cash flows from operating activities:
  Net loss...................................................................  $  (13,728) $   (6,943) $   (6,893)
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization..............................................       9,228       9,827      10,081
  Write-off for reengineering program........................................          --          --       3,684
  Allowance for doubtful accounts............................................         683         651         381
  Amortization of deferred financing costs...................................         747         631         536
  Deferred income taxes......................................................       4,570      (2,273)     (3,286)
  Loss (gain) on sale of fixed assets........................................          67         (77)          9
  (Gain) loss on sale of investments.........................................          --         (28)          4
  Changes in assets and liabilities, net of effects of businesses acquired:
    Accounts receivable......................................................       4,226       5,020      (3,962)
    Income taxes receivable..................................................          (1)       (946)       (544)
    Prepaid expenses.........................................................          85         436        (268)
    Supplies inventories.....................................................          55         104        (300)
    Other assets.............................................................        (195)       (873)     (2,661)
    Accounts payable.........................................................      (6,309)      1,455       7,063
    Accrued disposal costs...................................................        (812)        466       1,267
    Other accrued expenses...................................................        (349)     (3,277)      2,206
    Income taxes payable.....................................................        (152)        162          --
    Other liabilities........................................................         405         946          --
                                                                               ----------  ----------  ----------
      Net cash provided by (used in) operating activities....................      (1,480)      5,281       7,317
                                                                               ----------  ----------  ----------
Cash flows from investing activities:
  Additions to property, plant and equipment.................................      (3,366)     (3,126)    (12,984)
  Proceeds from sales and maturities of restricted investments...............       7,262         740         202
  Cost of restricted investments purchased...................................        (172)     (1,278)     (6,124)
  Proceeds from sale of fixed assets.........................................       1,888         965          36
  Increase in permits........................................................          --         (13)       (140)
                                                                               ----------  ----------  ----------
      Net cash provided by (used in) investing activities....................       5,612      (2,712)    (19,010)
                                                                               ----------  ----------  ----------
Cash flows from financing activities:
  Payments on long-term obligations..........................................      (5,009)     (7,355)     (2,922)
  Net borrowings (payments) under long-term revolver.........................       3,343     (10,337)      4,848
  Issuance of long-term debt.................................................          --      16,667      10,000
  Additions to deferred financing costs......................................         (62)       (564)       (842)
  Preferred stock dividend distribution......................................          --          --        (335)
  Proceeds from employee stock purchase plan.................................         146         161         152
  Proceeds from exercise of stock options....................................          19          --          17
                                                                               ----------  ----------  ----------
      Net cash provided by (used in) financing activities....................      (1,563)     (1,428)     10,918
                                                                               ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents.............................       2,569       1,141        (775)
Cash and cash equivalents, beginning of year.................................       1,366         225       1,000
                                                                               ----------  ----------  ----------
Cash and cash equivalents, end of year.......................................  $    3,935  $    1,366  $      225
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                                     31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Supplemental information:

Cash payments (receipts) for interest and income taxes:
  Interest, net......................................................................  $   8,519  $   8,849  $   8,715
  Income taxes, net..................................................................        421       (430)     1,410
Liabilities assumed in conjunction with business acquisitions:
  Fair value of assets acquired......................................................  $      --  $      --  $   5,160
  Cash paid..........................................................................         --         --      4,132
  Liabilities assumed................................................................         --         --      1,028
Noncash investing and financing activities:
  Capital lease obligations incurred.................................................  $      --  $      --  $     196
  Stock dividend on preferred stock..................................................        448        447        112
  Property, plant & equipment accrued................................................         --         --        865

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                             SERIES B
                                            PREFERRED
                                              STOCK        COMMON STOCK                 UNREALIZED
                                          --------------   -------------                GAIN/(LOSS)     RETAINED
                                          NUMBER   $.01    NUMBER  $.01    ADDITIONAL       ON          EARNINGS/         TOTAL
                                            OF      PAR      OF     PAR     PAID-IN     RESTRICTED    (ACCUMULATED)   STOCKHOLDERS'
                                          SHARES   VALUE   SHARES  VALUE    CAPITAL     INVESTMENTS     DEFICIT)         EQUITY
                                          ------   -----   ------  -----   ----------   -----------   -------------   -------------
Balance, at December 31, 1994...........   112      $1     9,431   $  95    $58,590        $(113)       $  8,753         $67,326
                                          ------   -----   ------  -----   ----------      -----      -------------   -------------
Preferred stock dividends:
  Series B, $4.00 per share.............   --      --         29    --          112        --               (447)           (335)
Proceeds from exercise of stock
  options...............................   --      --          6    --           17        --             --                  17
Employee Stock Purchase Plan............   --      --         59       1        152        --             --                 153
Unrealized gain on restricted
  investments...........................   --      --       --      --        --             106          --                 106
Net loss................................   --      --       --      --        --           --             (6,893)         (6,893)
                                          ------   -----   ------  -----   ----------      -----      -------------   -------------
Balance, at December 31, 1995...........   112      $1     9,525   $  96    $58,871        $  (7)       $  1,413         $60,374
                                          ------   -----   ------  -----   ----------      -----      -------------   -------------
Preferred stock dividends:
  Series B, $4.00 per share.............   --      --        153       1        446        --               (447)         --
Employee Stock Purchase Plan............   --      --         65       1        160        --             --                 161
Unrealized loss on restricted
  investments...........................   --      --       --      --        --              (8)         --                  (8)
Net loss................................   --      --       --      --        --           --             (6,943)         (6,943)
                                          ------   -----   ------  -----   ----------      -----      -------------   -------------
Balance, at December 31, 1996...........   112      $1     9,743   $  98    $59,477        $ (15)       $ (5,977)        $53,584
                                          ------   -----   ------  -----   ----------      -----      -------------   -------------
Preferred stock dividends:
  Series B, $4.00 per share.............   --      --        250       2        446        --               (448)         --
Proceeds from exercise of stock
  options...............................   --      --          9    --           19        --             --                  19
Employee Stock Purchase Plan............   --      --         99       1        145        --             --                 146
Unrealized gain on restricted
  investments...........................   --      --       --      --        --               3          --                   3
Net loss................................   --      --       --      --        --           --            (13,728)        (13,728)
                                          ------   -----   ------  -----   ----------      -----      -------------   -------------
Balance, at December 31, 1997...........   112      $1     10,101  $ 101    $60,087        $ (12)       $(20,153)        $40,024
                                          ------   -----   ------  -----   ----------      -----      -------------   -------------
                                          ------   -----   ------  -----   ----------      -----      -------------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are engaged in the business of industrial waste management services involving treatment and disposal of industrial wastes; field services provided at customer sites; and specialized handling of laboratory chemicals and household hazardous wastes. The Company provides these services to a diversified customer base across the United States, primarily in the Northeast, Mid-Atlantic, Central, Midwest and Southern Regions.

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

    (b) Revenue Recognition

    The Company recognizes revenues and accrues the related cost of treatment and disposal upon the receipt of waste materials, except for incineration where revenue is recognized as waste is burned. Other revenues are recognized as the related costs are incurred.

    (c) Income Taxes

    Under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

    A valuation allowance is established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of deferred tax assets will not be realized.

    (d) Earnings per Share

    In 1997, the Company implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares that were outstanding during the period. The earnings per share for the Company under SFAS 128 were the same as under the prior accounting standard for the years presented in the financial statements.

    (e) Cash and Cash Equivalents

    The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (f) Investments

    Debt securities are classified as "available for sale" or "held to maturity." Available for sale securities are recorded at fair value with an offsetting valuation adjustment, net of tax, in stockholders' equity. Held to maturity securities are recorded at purchase cost.

    (g) Supplies Inventory

    Supplies inventory, stated at the lower of cost or market, is charged to operations on a first-in, first-out basis.

    (h) Property, Plant and Equipment

    Property, plant and equipment are stated at cost. The Company depreciates and amortizes the cost of these assets, less the estimated salvage value, using the straight-line method as follows:

                                                                                                        ESTIMATED
ASSET CLASSIFICATION                                                                                   USEFUL LIFE
-----------------------------------------------------------------------------------------------------  -----------
Buildings and improvements...........................................................................  5-30 years
Vehicles and equipment...............................................................................  3-15 years
Furniture and fixtures...............................................................................  5-8 years

    Leaseholds are amortized over the shorter of the life of the lease or the asset. Depreciation expense includes depreciation of property plant and equipment, and equipment capitalized under capital leases. Depreciation expense was $7,594,000 for 1997, $8,207,000 for 1996 and $8,462,000 for 1995. Upon
retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

    (i) Goodwill and Permits

    Goodwill and permits, as further discussed in Notes 5 and 6, are stated at cost and are being amortized using the straight-line method over 20 years for permits and periods ranging from 20 to 40 years for goodwill.

    (j) Deferred Financing Costs

    Deferred financing costs are amortized over the life of the related debt instrument, and they are carried as a component of long-term debt.

    (k) Costs to Treat Environmental Contamination

    Costs relating to environmental cleanup resulting from operating activities are expensed as incurred. Environmental cleanup costs that improve properties, as compared with the condition of that property when originally acquired, are capitalized to the extent that they are recoverable.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (l) Letters of Credit

    The Company utilizes letters of credit to provide collateral assurance to issuers of performance bonds for certain contracts; to assure regulatory authorities that certain funds will be available for corrective action activities at its hazardous waste management facilities, as described in Note 7(b) below; and to provide financial assurance to regulators of its captive insurance company. As of December 31, 1997 and 1996, the Company had outstanding letters of credit amounting to $6,267,000 and $6,870,000, respectively.

    As of December 31, 1997, the Company had no significant concentrations of credit risk.

    (m) Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    (n) Reclassifications

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1997 presentation.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents approximate fair value. The fair value of restricted investments, revenue bonds and senior notes is based on quoted market prices for these securities. At December 31, 1997, the estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                                                            NET
                                                                                 CARRYING     FAIR      UNREALIZED
                                                                                  AMOUNT      VALUE     GAIN/(LOSS)
                                                                                 ---------  ---------  -------------
December 31, 1997
  Cash and cash equivalents....................................................  $   3,395  $   3,395    $  --
  Restricted investments available for sale....................................        801        782          (19)
  Restricted investments held to maturity......................................        306        284          (22)
  Long-term obligations based on quoted market prices..........................     60,000     60,803       --
  Other long-term obligations..................................................     13,707     13,707       --

December 31, 1996
  Cash and cash equivalents....................................................  $   1,366  $   1,366    $  --
  Restricted investments available for sale....................................      7,885      7,978           93
  Restricted investments held to maturity......................................        305        305       --
  Long-term obligations based on quoted market prices..........................     60,000     51,750       --
  Other long-term obligations..................................................     15,373     15,373       --

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Available for sale securities are mortgage backed securities. Held to maturity consist primarily of collateralized mortgage obligations. Contractual maturities as of December 31, 1997 range from one to ten years, with the majority being five years or less. Expected maturities may differ from contractual maturities, as borrrowers may have the right to call or prepay obligations without penalties.

(4) RESTRICTED INVESTMENTS

    Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that certain funds will be available for closure of those facilities, should a facility cease operation, and post closure coverage where required by law. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as assets against its insured liabilities and are restricted for future payment of insurance claims. At December 31, 1997, the Company insured several facilities for closure and post closure through its captive insurance company. In 1997, the Company replaced a portion of the closure insurance issued by its captive insurance company with bonds issued by a bonding company. This allowed the captive insurance company to remit funds previously classified as restricted investments to the Company. At December 31, 1997, the amortized cost of these securities was $1,107,000. A valuation allowance of $19,000 was recorded to reflect the fair value of available for sale securities of $782,000 and a realized gain of $3,000 was reflected in net income for the year. No valuation allowance was required to reflect the fair value of held to maturity securities of $284,000. The amortized cost of these securities held at December 31, 1996 was $1,934,000. A valuation allowance of $35,000 was recorded to reflect the fair value of $1,899,000, and a realized gain of $28,000 was reflected in net income for the year.

    At December 31, 1996, the Company had on deposit collateral of $5,650,000 with a commercial insurance company to provide for closure and post-closure costs of its incinerator and landfill. During 1996 the Company renegotiated its agreement with the insurance company to replace the collateral with a letter of credit, and the Company transferred all its held-to-maturity government debt securities to the available-for-sale category. The cash from this collateral was released in 1997 to the Company. At December 31, 1996 the amortized cost of these securities was $6,261,000, while the fair value was $6,354,000. The Company had an additional $30,000 in escrow deposited for closure costs at December 31, 1996. The fair value approximated the amortized costs of these investments, therefore no valuation allowance has been recorded.

(5) BUSINESS ACQUISITIONS

    In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from the Ecova Corporation, a wholly-owned affiliate of Amoco Oil Company. The incinerator is located on a 600 acre site, which includes a landfill for disposal of the ash from the incinerator. The Company acquired the Kimball facility for $5,160,000.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(6) INTANGIBLE ASSETS

    Below is a summary of intangible assets at December 31, 1997 and 1996 (in thousands):

                                                                                                1997       1996
                                                                                              ---------  ---------
Goodwill....................................................................................  $  27,529  $  27,529
Permits.....................................................................................     17,689     17,689
                                                                                              ---------  ---------
                                                                                                 45,218     45,218
Less--accumulated amortization..............................................................     12,768     11,134
                                                                                              ---------  ---------
                                                                                              $  32,450  $  34,084
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Amortization expense approximated $1,634,000, $1,620,000, and $1,619,000, for the years 1997, 1996, and 1995, respectively.

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS

    (a) Legal Matters

    In the ordinary course of conducting its business, the Company becomes involved in environmentally related lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments against the Company.

    As of December 31, 1997, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes by certain Company subsidiaries at 22 state and federal Superfund sites. Eleven of these cases involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a subsidiary of Waste Management, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, ChemWaste is paying all costs of defending the Natick and Braintree subsidiaries in these 11 cases, including legal fees and settlement costs. Three cases involve Mr. Frank, Inc. and one case involves Connecticut Treatment Center ("CTC"). Southdown, Inc., from which the Company bought CTC, has agreed to indemnify the Company with respect to any liability for waste disposed of by CTC before the Company acquired CTC, and the sellers of Mr. Frank, Inc. agreed to a limited indemnity against certain environmental liabilities arising from prior operations of Mr. Frank, Inc. Five pending cases involve subsidiaries which the Company acquired in January 1989, when it purchased all of the outstanding shares of ChemClear Inc., a publicly traded company ("ChemClear"). The Company has also been identified recently as a PRP at two additional sites at which the Company believes it has no liability.

    Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. The Company had accrued environmental costs, based on the Company's estimate of its expected liability, of

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED)
$572,000 and $434,000 for cleanup of Superfund sites at December 31, 1997 and 1996, respectively. However, Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

    (b) Environmental Matters

    Under the Federal Resources Conservation and Recovery Act of 1976 ("RCRA"), every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from EPA or an authorized state agency and must comply with certain operating requirements. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility.

    The EPA or applicable state agency have begun RCRA corrective action investigations at the Company's RCRA licensed facilities in Baltimore, Maryland; Chicago, Illinois; Braintree, Massachusetts; Natick, Massachusetts; Woburn, Massachusetts; and Cincinnati, Ohio. RCRA corrective action at the Bristol, Connecticut, facility was completed in 1996. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and South Portland, Maine.

    In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the ChemWaste site allowed the Company to implement the CleanEXPRESS-Registered Trademark- program. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment, and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accrued $1,352,000 relating to this liability at December 31, 1997 and 1996. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures in excess of the amount accrued that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be completed.

    Two RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio were acquired from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site arising from prior ownership, including the cost of corrective action.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED)
    The following table summaries non-reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company's facilities for the years ended December 31, (in thousands):

                                                                                              1997       1996       1995
                                                                                            ---------  ---------  ---------
Environmental expenditures capitalized....................................................  $     564  $     420  $     559
Environmental expenses incurred...........................................................        256        176        231
                                                                                            ---------  ---------  ---------
                                                                                            $     820  $     596  $     790
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The Company expects environmental remediation expenditures of the magnitude incurred for the last three years to continue for the foreseeable future. Environmental expenses incurred are included as a component of selling, general and administrative expenses.

    The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which is estimated to be in the range of $2,000,000, by, among other things, performing field services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts to PECO of $709,000 and $413,000 through December 31, 1997 and 1996, respectively. The Company had $791,000 and $1,087,000 accrued relating to this liability at December 31, 1997 and 1996, respectively. Remediation at this site is expected to be complete in one year.

    While the final scope of the work to be performed at these sites has not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that accruals have been established when required and such costs will not have a material effect on its results of operations or its competitive position, and that it will be able to finance from operating revenues any additional corrective action required at its sites.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED)
    Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property, and comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims.

    (d) Gain Contingency

    In the third quarter of 1997 the Company joined an ongoing lawsuit against the City of Chicago challenging the imposition of a waste charge by the City of Chicago on every gallon of waste received at the Company's Chicago facility. The City charge being challenged is imposed on only two facilities in the City of Chicago, the Company's facility and a facility operated by Liquid Recovery Systems, Inc. (LRS), which is a co-plaintiff in the suit. Since 1990 the Company has paid approximately $3,000,000 to the City pursuant to this charge and continues to pay an average of approximately $42,000 per month.

    The lawsuit challenges the legal authority of the City of Chicago to impose the charge. The Company contends the charge is, among other things, an unlawful tax on service occupations in violation of the Illinois Constitution. The Company is seeking: (1) a declaration by the Circuit Court of Cook County that the challenged charge is unconstitutional or otherwise unlawful; (2) an injunction against the City's continued assessment and collection of the charge and; (3) a refund of all charges paid plus interest.

    The City of Chicago is vigorously defending its purported authority to collect the charge and asserting that the Company is not entitled to a refund. The Company expects the Court to rule in 1998 on several pending motions filed by the Company, including a motion for partial summary judgment that is dispositive of the substantive merits of the Company's claims. The Company cannot predict when or whether the Court will decide in the Company's favor. Accordingly, no account receivable has been recorded on the books of the Company relating to this lawsuit.

(8) OTHER ACCRUED EXPENSES

    Other accrued expenses consist of the following (in thousands):

                                                                                                1997       1996
                                                                                              ---------  ---------
Insurance...................................................................................  $   3,323  $   3,125
Other items.................................................................................     10,225     11,484
                                                                                              ---------  ---------
                                                                                              $  13,548  $  14,609
                                                                                              ---------  ---------
                                                                                              ---------  ---------

(9) FINANCING ARRANGEMENTS

    On September 6, 1996, the Company refinanced its $45,000,000 revolving credit and term loan agreement (the "Loan Agreement") with a financial institution by (i) amending the Loan Agreement to reduce the maximum credit thereunder from $45,000,000 to $35,000,000, and (ii) guaranteeing $10,000,000 of
10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"). The Company used the net proceeds from the sale of the Bonds to repay a

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS (CONTINUED)
portion of its outstanding debt under the Loan Agreement. That portion was originally incurred for acquisition costs associated with the acquisition of the Kimball incinerator (the "Facility"), including the costs relating to insurance premiums. In connection with the issuance of the Bonds, the Company entered into a facilities lease with the City of Kimball, whereby the City acquired a leasehold interest in the Facility and the Company leased the Facility back from the City. The Company retains title to the Facility.

    The Bonds were issued at 100% of their principal value. The Bonds are not redeemable prior to September 1, 2006. From that date until September 1, 2008, the Bonds are redeemable at a premium. After September 1, 2008, the Bonds are redeemable at par. Sinking fund payments begin on September 1, 1999 in the amount of $100,000 annually until the year 2008, when the annual sinking fund payment will gradually increase. The Bonds provide for certain covenants and requirements relating to, among others, incurrence of additional debt, payment of dividends and a debt service coverage ratio of earnings before interest, income taxes, and depreciation and amortization ("EBITDA") to total debt service. At December 31, 1997, the debt service coverage ratio of 1.04 to 1 was less than the 1.25 to 1 required. Under the terms of the Bonds, the deficiency in the debt coverage ratio will not result in a default, but the Company will be required to pay in six equal monthly installments into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds.

    As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provides for a $24,500,000 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note (the "Term Note"). The Term Note has monthly principal payments of $250,000 with the last payment due in January 2000. The Revolver allows the Company to borrow up to $35,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 1997 and 1996, funds available to borrow under the Revolver were $9,900,000 and $13,000,000, respectively. The Revolver requires the Company to pay a line fee of one half of one percent on the unused portion of the line. In June, 1997, the term of the Revolver was extended from May 8, 1998 to May 8, 1999.

    The Loan Agreement allows for up to 80% of the outstanding balance of the combined Revolver and Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement is collateralized by substantially all of the Company's assets, and the Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital and adjusted net worth. At December 31, 1997, the Loan Agreement required minimum levels of working capital and adjusted net worth of $10,000,000 and $40,000,000, respectively. At December 31, 1997, the Company had working capital and adjusted net worth of $11,759,000 and $42,024,000, respectively. In 1998, the Loan Agreement was modified to require working capital of $6,000,000 and adjusted net worth of $33,000,000. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock.

    The Company has outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). The Senior Notes are not collateralized, and the Senior Note indenture does not provide for the maintenance of certain financial covenants, although it does limit, among other things, the issuance of

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS (CONTINUED)
additional debt by the Company or its subsidiaries and the payment of dividends on, and redemption of, capital stock of the Company and its subsidiaries. Interest is paid twice each year on the Senior Notes.

    In connection with the sale of the Senior Notes, the Company amended the terms of two 8% subordinated convertible notes, in the amounts of $3,500,000 and $1,500,000, respectively. The two notes were collateralized by liens on certain Company assets, and are convertible into common stock at $15 and $10 per share, respectively, through October 1999. The holder of these two notes agreed to exchange such notes for new 10% Senior Convertible Notes, with less restrictive covenants than the prior notes. The new notes rank PARI PASSU with the Senior Notes and have covenants identical to the Senior Note covenants. Principal of the two Senior Convertible Notes is payable in five equal installments of $1,000,000, which began on October 31, 1995 and end on October 31, 1999. The Company has the option to convert such notes into common stock at $25 per share if the market value of the common stock exceeds such price in the future.

    The following table is a summary of the Company's long-term debt obligations reflecting the transactions discussed above.

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Long-term obligations consist of the following:
  Economic development revenue bonds at 10.75%..............................................  $  10,000  $  10,000
  Revolving credit with a finance company, bearing interest at the "prime" rate (8.50% at
    December 31, 1997) plus 1.50%, collateralized by substantially all assets...............      5,559      2,216
  Term note payable, bearing interest at the "prime" rate (8.50% at December 31, 1997) plus
    1.50%...................................................................................      6,111      9,750
  Senior notes payable, bearing interest at 12.50%..........................................     50,000     50,000
  Senior convertible notes, bearing interest at 10.00%......................................      2,000      3,000
  Junior subordinated note payable to Southdown Environmental Treatment Systems, Inc.,
    bearing interest at the Bank's base rate plus 2.00%.....................................     --            188
  Junior subordinated notes to the former owners of Mr. Frank, Inc., bearing interest at the
    Bank's base rate plus 1.00%.............................................................     --             21
  Obligations under capital leases..........................................................         37        198
                                                                                              ---------  ---------
                                                                                                 73,707     75,373
  Less--current maturities..................................................................      4,037      4,370
  Less--unamortized financing costs.........................................................      1,650      2,335
                                                                                              ---------  ---------
  Long-term obligations.....................................................................  $  68,020  $  68,668
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS (CONTINUED)

    Below is a summary of minimum principal payments due under the Company's long-term obligations (in thousands), exclusive of obligations under capital leases discussed in Note 10:

YEAR                                                                                  AMOUNT
-----------------------------------------------------------------------------------  ---------
1998...............................................................................  $   4,000
1999...............................................................................      9,659
2000...............................................................................        211
2001...............................................................................     50,100
2002...............................................................................        100
Thereafter.........................................................................      9,600
                                                                                     ---------
Total minimum payments due under long-term obligations including current maturities.......................................................................  $  73,670
                                                                                     ---------
                                                                                     ---------

(10) LEASES

    (a) Capital Leases

    The Company possesses certain equipment under capital leases. The obligations of the Company under such leases are collateralized by the leased equipment. The capitalized cost of this equipment was $1,417,000 at December 31, 1997 and 1996 with related accumulated amortization of $1,161,000, and $1,142,000 at December 31, 1997 and 1996, respectively.

    Future minimum lease payments under capital leases are as follows (in thousands):

YEAR                                                                                     AMOUNT
-------------------------------------------------------------------------------------  -----------
1998.................................................................................   $      37
1999.................................................................................      --
2000.................................................................................      --
2001.................................................................................      --
2002.................................................................................      --
Thereafter...........................................................................      --
                                                                                              ---
Total minimum lease payments.........................................................   $      37
Less--amounts representing interest..................................................      --
                                                                                              ---
Present value of minimum lease payments..............................................   $      37
                                                                                              ---
                                                                                              ---

    (b) Operating Leases

    The Company leases facilities and personal property under certain operating leases in excess of one year. Some of these lease agreements contain an escalation clause for increased taxes and operating

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(10) LEASES (CONTINUED)
expenses and are renewable at the option of the Company. Future minimum lease payments under operating leases are as follows (in thousands):

                                                                                       TOTAL
                                                                         PERSONAL    OPERATING
YEAR                                                          FACILITIES PROPERTY     LEASES
------------------------------------------------------------  ---------  ---------  -----------
1998........................................................  $   2,660  $   4,534   $   7,194
1999........................................................      2,363      3,953       6,316
2000........................................................      1,800      2,789       4,589
2001........................................................        914      1,564       2,478
2002........................................................        793        370       1,163
Thereafter..................................................      2,170        273       2,443
                                                              ---------  ---------  -----------
                                                              $  10,700  $  13,483   $  24,183
                                                              ---------  ---------  -----------
                                                              ---------  ---------  -----------

    During the years 1997, 1996 and 1995 rent expense was approximately $12,421,000, $12,501,000, and $14,120,000, respectively.

(11) FEDERAL AND STATE INCOME TAXES

    The provision for income taxes consists of the following (in thousands):

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Federal: Current..............................................  $  --      $    (911) $  --
  Deferred....................................................      1,878     (1,359)    (3,057)
State: Current................................................        269        405     --
  Deferred....................................................      2,698       (910)      (138)
                                                                ---------  ---------  ---------
Net provision for (benefit from) income taxes.................  $   4,845  $  (2,775) $  (3,195)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The sources of significant timing differences which gave rise to deferred taxes were as follows (in thousands):

                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Depreciation...................................................  $    (370) $    (227) $  --
Provision for doubtful accounts................................          2         (8)       181
Insurance reserves.............................................        415       (596)       302
Litigation.....................................................       (157)       348       (228)
Tax attributes.................................................       (864)    (1,378)    (2,582)
Permits........................................................       (212)      (224)      (224)
Other..........................................................       (288)      (184)      (644)
Valuation Allowance............................................      6,050     --         --
                                                                 ---------  ---------  ---------
Total deferred tax provision (benefit).........................  $   4,576  $  (2,269) $  (3,195)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(11) FEDERAL AND STATE INCOME TAXES (CONTINUED)
    The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Statutory rate................................................      (34.0)%     (34.0)%     (34.0)%
Increase (decrease) in taxes resulting from:
  Valuation allowance.........................................       68.1     --         --
  Adjustment of prior year's estimated attributes.............       11.9     --         --
  Goodwill amortization.......................................        3.0        2.6        2.0
  State income taxes, net of federal benefit..................        3.0       (0.8)      (0.9)
  Other permanent differences.................................        2.5        3.6        1.2
                                                                ---------  ---------  ---------
Net provision for (benefit from) income taxes.................       54.5%     (28.6)%     (31.7)%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The components of the total deferred tax asset at December 31, 1997 and 1996 were as follows (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Current:
  Workmens' compensation accrual........................................  $     628  $  --
  Provision for doubtful accounts.......................................        423        425
  Litigation accruals...................................................        475        144
  Accrued rent holiday..................................................         88     --
  Health insurance accrual..............................................         34        350
  Miscellaneous.........................................................      1,431      1,253
  Tax credits...........................................................     --            980
  Valuation allowance...................................................     (1,498)    --
                                                                          ---------  ---------
  Total current deferred tax asset......................................  $   1,581  $   3,152
                                                                          ---------  ---------
Long-term:
  Net operating loss carryforwards......................................  $   8,996  $   8,004
  Tax credit carryforwards..............................................      1,927      1,074
  Insurance reserve.....................................................     --            627
  Accrued rent holiday..................................................     --             68
  Other.................................................................         35        214
  Valuation allowance...................................................     (5,331)      (779)
                                                                          ---------  ---------
  Total long-term deferred tax asset....................................  $   5,627  $   9,208
                                                                          ---------  ---------
  Total deferred tax asset..............................................  $   7,208  $  12,360
                                                                          ---------  ---------
                                                                          ---------  ---------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(11) FEDERAL AND STATE INCOME TAXES (CONTINUED)
    The components of the total deferred tax liability at December 31, 1997 and 1996 were as follows (in thousands):

                                                                               1997       1996
                                                                             ---------  ---------
Current:
  Permits..................................................................  $     224  $     224
                                                                             ---------  ---------
Long-term:
  Permits..................................................................      1,777      1,990
  Property, plant and equipment............................................      5,094      5,463
                                                                             ---------  ---------
  Total long-term deferred tax liability...................................      6,871      7,453
                                                                             ---------  ---------
Total deferred tax liability...............................................  $   7,095  $   7,677
                                                                             ---------  ---------
Net deferred tax asset.....................................................  $     113  $   4,683
                                                                             ---------  ---------
                                                                             ---------  ---------

    SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1997, based upon this review, the valuation allowance was increased by $6,050,000, which resulted in a non-cash charge to operations of the same amount. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

    For federal income tax purposes at December 31, 1997, the Company has regular tax net operating loss carryforwards of $17,905,000 and alternative minimum tax net operating loss carryforwards of $2,712,000, which may be used to offset future taxable income, if any. These net operating loss carryforwards expire as follows (in thousands):

                                                                     ALTERNATIVE
YEAR EXPIRES                                                       MINIMUM TAX NOL       NOL
---------------------------------------------------------------  -------------------  ---------
1998...........................................................       $     421       $  --
1999...........................................................             118          --
2000...........................................................               6          --
2001...........................................................             420             489
2002...........................................................             225             648
2003...........................................................           1,522           2,196
2010 and thereafter............................................          --              14,572

    Amounts expiring in 2003 and prior may only be used to offset future taxable income, if any, of former ChemClear entities. In addition, the Company had $1,687,000 of alternative minimum tax credits, which have no expiration.

    During the ordinary course of its business, the Company is audited by federal and state tax authorities, which may result in proposed assessments. The Company received a notice of intent to assess state income taxes from one of the states in which it operates. This case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(11) FEDERAL AND STATE INCOME TAXES (CONTINUED) approximately $3,000,000 to the state. A decision is expected within six months regarding the administrative appeal. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the audit, the amount of any final adjustment or the potential impact of such adjustments on the Company's financial condition or results of operations.

(12) LOSS PER SHARE

    The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                                                    YEAR ENDED 1997
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)    (DENOMINATOR)      LOSS
                                                       ------------  ---------------  -----------
Net loss.............................................   $  (13,728)
Less preferred dividends.............................          448
                                                       ------------        ------     -----------
Basic and diluted EPS
  (loss available to shareholders)...................   $  (14,176)         9,959      $   (1.42)
                                                       ------------        ------     -----------
                                                       ------------        ------     -----------


                                                                    YEAR ENDED 1996
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)    (DENOMINATOR)      LOSS
                                                       ------------  ---------------  -----------
Net loss.............................................   $   (6,943)
Less preferred dividends.............................          447
                                                       ------------        ------     -----------
Basic and diluted EPS
  (loss available to shareholders)...................   $   (7,390)         9,653      $    (.77)
                                                       ------------        ------     -----------
                                                       ------------        ------     -----------

                                                                    YEAR ENDED 1995
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)    (DENOMINATOR)      LOSS
                                                       ------------  ---------------  -----------
Net loss.............................................   $   (6,893)
Less preferred dividends.............................          447
                                                       ------------        ------     -----------
Basic and diluted EPS
  (loss available to shareholders)...................   $   (7,340)         9,475      $    (.77)
                                                       ------------        ------     -----------
                                                       ------------        ------     -----------

    The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. These have not been included in the above calculations, since their inclusion would have been antidilutive for the years ended December 31, 1997, 1996 and 1995.

(13) STOCKHOLDERS' EQUITY

    (a) Stock Option Plans

    In 1987, the Company adopted a nonqualified stock option plan ("1987 Plan"). In 1992, the Company adopted an equity incentive plan, which provides for a variety of incentive awards, including stock options

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY (CONTINUED)
("1992 Plan"). As of December 31, 1997, all awards under the 1992 Plan were in the form of nonqualified stock options. These options generally become exercisable after a period of one to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 1997, the Company had reserved 955,600 and 1,250,000 shares of common stock for issuance under the 1987 and 1992 Plans, respectively.

    Under the terms of the 1987 and 1992 Plans, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. No compensation expense related to stock option grants was recorded in 1997, 1996 or 1995, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant.

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

    (b) Supplemental Disclosures for Stock-Based Compensation

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY (CONTINUED)
    Activity under the Plans for the year ended December 31, 1997 is as follows:

                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
Outstanding at December 31, 1994...............................   1,061,877      $    6.36
  Granted......................................................     362,120           3.12
  Forfeited....................................................    (131,450)          6.85
  Exercised....................................................      (5,556)          2.70
                                                                 ----------          -----
Outstanding at December 31, 1995...............................   1,286,991           5.42
  Granted......................................................     597,350           2.54
  Forfeited....................................................    (417,393)          5.64
  Exercised....................................................      --             --
                                                                 ----------          -----
Outstanding at December 31, 1996...............................   1,466,948      $    2.52
  Granted......................................................     137,750           2.01
  Forfeited....................................................    (293,338)          3.66
  Exercised....................................................      (8,800)          2.13
                                                                 ----------          -----
Outstanding at December 31, 1997...............................   1,302,560      $    2.21
                                                                 ----------          -----
                                                                 ----------          -----

    Summarized information about stock options outstanding at December 31, 1997 is as follows:

                                                                 EXERCISABLE
                                WEIGHTED                   ------------------------
                                 AVERAGE       WEIGHTED                  WEIGHTED
   RANGE OF      NUMBER OF      REMAINING       AVERAGE                   AVERAGE
   EXERCISE       OPTIONS      CONTRACTUAL     EXERCISE     NUMBER OF    EXERCISE
    PRICES      OUTSTANDING       LIFE           PRICE       OPTIONS       PRICE
--------------  -----------  ---------------  -----------  -----------  -----------
$   1.56- 2.13   1,224,232            7.1      $    2.10      553,144    $    2.12
    2.50- 3.38      61,120            8.2           2.65       10,120         3.33
    6.50- 8.25      11,208            2.4           6.77       11,208         6.77
   13.25-13.50       6,000            2.6          13.38        5,400        13.39

    Options exercisable at December 31, 1995, 1996 and 1997 were 468,458, 508,780 and 579,872, respectively. The weighted average exercise prices for the exercisable options at December 31, 1995, 1996 and 1997 were $6.20, $3.23, and $2.34, respectively.

    The fair value of each option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                              1997         1996
                                                                           -----------  -----------
Dividend yield...........................................................       none         none
Expected volatility......................................................       61.9%        64.4%
Risk-free interest rate..................................................        6.3%         5.6%
Expected life............................................................        6.0          6.1

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY (CONTINUED)
    Weighted average fair value of options granted at fair value during:

1997.................................................................  $    0.93
                                                                       ---------
                                                                       ---------
1996.................................................................  $    0.97
                                                                       ---------
                                                                       ---------
1995.................................................................  $    2.14
                                                                       ---------
                                                                       ---------

    Weighted average fair value of options granted at greater than fair value during:

1997.................................................................  $    0.88
                                                                       ---------
                                                                       ---------
1996.................................................................  $  --
                                                                       ---------
                                                                       ---------
1995.................................................................  $  --
                                                                       ---------
                                                                       ---------

    Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company's net income and net income per common share for the years ended December 31, 1997, 1996 and 1995, would approximate the pro forma amounts as compared to the amounts reported:

                                                                                   NET LOSS
                                                                                 PER BASIC AND
                                                                    NET LOSS     DILUTED SHARE
                                                                 --------------  -------------
As reported:
  1997.........................................................  $  (13,728,000)   $   (1.42)
  1996.........................................................      (6,943,000)       (0.77)
  1995.........................................................      (6,893,000)       (0.77)
Proforma:
  1997.........................................................  $  (14,091,000)   $   (1.46)
  1996.........................................................      (7,251,000)       (0.81)
  1995.........................................................      (6,922,000)       (0.78)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

    (c) Employee Stock Purchase Plan

    In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock has been reserved for offering to employees over a period of five years, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2000. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. As of December 31, 1997 and 1996, 99,000 and 65,000 shares, respectively, of common stock had

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY (CONTINUED)
been purchased under the ESPP. The weighted average fair per share value of the purchase rights granted under the ESPP during 1997, 1996 and 1995 were $0.33, $0.72 and $0.84, respectively.

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

    (e) Preferred Stock

    On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $.01 par value ("Preferred Stock"), for the acquisition of Spring Grove. The liquidation value of each preferred share is the liquidation preference of $50 plus unpaid dividends. Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $18.63. There is no expiration date associated with the conversion option. The Company had the option to redeem such Preferred Stock at liquidation value plus a redemption premium of 5%, if the redemption occurred on or before August 16, 1997; thereafter, the redemption premium declines 1% each year. Each preferred share entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value.

    Dividends on the Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. The Company elected to pay the 1997 dividends in common stock with a market value equal to the amount of the dividend payable. During 1997 the Company issued 250,523 shares of common stock to the holders of the Preferred Stock. The Company anticipates that the Preferred Stock dividends payable through 1998 will be paid in common stock.

(14) EMPLOYEE BENEFIT PLAN

    The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company modified the plan during 1996 whereby the Company has an option of contributing to the plan. No contribution was made by the Company in 1997 or 1996. During 1995, the Company's contribution aggregated approximately $834,000.

(15) RELATED PARTY TRANSACTIONS

    The Company leased certain facilities from a partnership of which the Company's principal stockholder is a limited partner. Under the terms of the lease, the Company agreed to make aggregate lease payments of $5,633,000 from the inception of the lease through June 1, 1996. The Company did not elect its option to renew the lease. Total rent expense charged to operations for the years ending December 31,

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(15) RELATED PARTY TRANSACTIONS (CONTINUED)
1996, and 1995 was $234,000 and $703,000, respectively. See Note 10 for further discussion of lease commitments.

(16) QUARTERLY DATA (UNAUDITED)

                                                      FIRST     SECOND      THIRD     FOURTH
1997                                                 QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------  ---------  ---------  ---------  ---------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenue...........................................  $  40,374  $  47,363  $  50,137  $  45,893
Income (loss) from operations.....................     (1,676)     1,501      1,329     (1,655)
Net loss..........................................     (1,983)      (883)      (786)   (10,076)
Net loss per common share.........................       (.21)      (.10)      (.09)     (1.02)

1996
--------------------------------------------------
Revenue...........................................  $  45,736  $  49,638  $  50,738  $  54,101
Income (loss) from operations.....................       (847)    (1,093)        39      1,353
Net loss..........................................     (1,642)    (2,605)    (1,742)      (954)
Net loss per common share.........................       (.18)      (.28)      (.19)      (.11)

    The above information reflects all adjustments that are necessary to fairly state the results of the interim periods presented. Any adjustments required are of a normal recurring nature. The first quarter of 1997 includes $800,000 of net other income, as discussed in Note 18.

(17) NONRECURRING CHARGES

    During 1995, the Company recorded a $4,247,000 nonrecurring charge in connection with the reengineering of the Company's operations and the write-off of a non-performing asset, as well as the anticipated losses on the sale of certain non-core properties. Under the reengineering program, the Company closed or downsized small, satellite offices; eliminated positions, which were primarily administrative; downsized and relocated the laboratory to its waste handling facility in Braintree, Massachusetts; and relocated its corporate headquarters to a new location in Braintree, Massachusetts. The components of the nonrecurring charge are as follows:

Severance and related costs.....................................  $1,097,000
Write-down of non-performing asset..............................  1,110,000
Real estate related charges.....................................  2,040,000
                                                                  ---------
                                                                  $4,247,000
                                                                  ---------
                                                                  ---------

(18) OTHER INCOME

    During the first quarter of 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation during the first quarter. The Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement, which is included in other income, net, in the consolidated statements of operations.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                   BALANCE     CHARGED TO     DEDUCTIONS     BALANCE
ALLOWANCE FOR                                     BEGINNING     OPERATING        FROM        END OF
DOUBTFUL ACCOUNTS                                 OF PERIOD      EXPENSE      RESERVES(A)    PERIOD
-----------------------------------------------  -----------  -------------  -------------  ---------
1995...........................................   $   1,495     $     381      $     831    $   1,045
1996...........................................       1,045           651            633        1,063
1997...........................................       1,063           683            696        1,050

------------------------

(a) Amounts deemed uncollectible, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

    The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 1998.

    For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents Filed as a Part of this Report

                                                                                                                   PAGE
                                                                                                                 ---------

       1.  Financial Statements:

           Report of Independent Accountants...................................................................     30

           Consolidated Statements of Income for the Three Years Ended December 31, 1997.......................     31

           Consolidated Balance Sheets, December 31, 1997 and 1996.............................................    32-33

           Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997...................    34-35

           Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1997.........     36

           Notes to Consolidated Financial Statements..........................................................    37-56

       2.  Financial Statement Schedules:

           Schedule II--Valuation and Qualifying Accounts......................................................     57

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

ITEM NO.                                          DESCRIPTION                                           LOCATION
-----------  -------------------------------------------------------------------------------------  ----------------
     3.1     Restated Articles of Organization of Clean Harbors, Inc. and amendments thereto......  See Note:
                                                                                                    (1)
     3.2     Certificate of Vote of Directors Establishing a Series of a Class of Stock (Series B
               Convertible Preferred Stock).......................................................  (2)
     3.4A    Amended and Restated By-laws of Clean Harbors, Inc...................................  (3)
     4.1     Senior Note Indenture dated as of August 4, 1994, between Clean Harbors, Inc., the
               Guarantor Subsidiaries of the Company, and Shawmut Bank, N.A., as trustee for the holders of the Company's 12.50% Senior Notes due May 15, 2001......................  (4)
     4.2     Loan and Security Agreement dated May 8, 1995 by and between Congress Financial
               Corporation (New England) and the Company's Subsidiaries as Borrowers..............  (5)
     4.3     Term Promissory Note dated May 8, 1995 from the Company's Subsidiaries as Debtors to
               Congress Financial Corporation (New England) in the amount of $10,000,000..........  (5)
     4.4     Guarantee dated May 8, 1995 by Clean Harbors, Inc. to Congress Financial Corporation
               (New England) of the obligations of the Company's Subsidiaries under the Financing
               Agreements.........................................................................  (5)
     4.5     General Security Agreement dated May 8, 1995 by Clean Harbors, Inc. in favor of
               Congress Financial Corporation (New England).......................................  (5)
     4.6     Letter Agreement dated November 21, 1995 by and between Congress Financial
               Corporation (New England) and the Company's Subsidiaries as Borrowers..............  (8)
     4.7     Second Amendment to Financing Agreements dated March 20, 1996 by and between Congress
               Financial Corporation (New England), the Company's Subsidiaries as Borrowers and
               Clean Harbors, Inc. as Guarantor...................................................  (8)
     4.8     Amended and Restated Term Promissory Note dated March 20, 1996 from the Company's
               Subsidiaries as Debtors to Congress Financial Corporation (New England) in the
               amount of $15,000,000..............................................................  (8)
     4.9     Third Amendment to Financing Agreements dated September 6, 1996 by and between
               Congress Financial Corporation (New England), the Company's Subsidiaries as
               Borrowers, and Clean Harbors, Inc. as Guarantor....................................  (9)
     4.10    Fourth Amendment to Financing Agreements dated June 20, 1997 by and between Congress
               Financial Corporation (New England), the Company's Subsidiaries as Borrowers, and
               Clean Harbors, Inc. as Guarantor...................................................  Filed herewith
     4.11    Fifth Amendment to Financing Agreements dated January 1, 1998 by and between Congress
               Financial Corporation (New England), the Company's Subsidiaries as Borrowers, and
               Clean Harbors, Inc. as Guarantor...................................................  Filed herewith

ITEM NO.                                          DESCRIPTION                                           LOCATION
-----------  -------------------------------------------------------------------------------------  ----------------
    10.35    Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment
               Systems, Inc. and Southdown, Inc. dated as of June 23, 1992........................  (2)
    10.36    Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment
               Systems, Inc. and Southdown, Inc. dated as of February 16, 1993....................  (2)
    10.37    Clean Harbors, Inc. 1987 Stock Option Plan...........................................  (6)
    10.38    Clean Harbors, Inc. 1992 Equity Incentive Plan.......................................  (6)
    10.39    Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc.,
               CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January
               30, 1995...........................................................................  (7)
    10.40    Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors
               Inc. and Ecova Corporation dated as of March 31, 1995..............................  (5)
    10.41    Disposal Services Agreement by and between Chemical Waste Management, Inc. and its subsidiary and affiliated companies and Clean Harbors Environmental Services, Inc.
               and its affiliated companies dated as of October 31, 1995..........................  (8)
    10.42    Employment Agreement between the Company and David A. Eckert dated March 14, 1996, as modified on March 4, 1998..........................................................  Filed herewith
    21       Subsidiaries.........................................................................  Filed herewith
    23       Consent of Independent Accountants...................................................  Filed herewith
    24       Power of Attorney for Christy W. Bell, John F. Kaslow, Daniel J. McCarthy, John T.
               Preston, and Lorne R. Waxlax.......................................................  Filed herewith
    27       Financial Data Schedule..............................................................  Filed herewith

------------------------

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

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                CLEAN HARBORS, INC.

                                By:  /s/ ALAN S. MCKIM,
                                     -----------------------------------------
                                     Alan S. Mckim,
                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ ALAN S. MCKIM         Chairman Of The Board Of
------------------------------    Directors, President and     March 27, 1998
        Alan S. McKim             Chief Executive Officer

                                Vice President,
  /s/ CARL D. PASCHETAG, JR.      Financial Controller and
------------------------------    Treasurer (principal         March 27, 1998
    Carl D. Paschetag, Jr.        financial and accounting
                                  officer)

              *                 Director
------------------------------                                 March 27, 1998
       Christy W. Bell

              *                 Director
------------------------------                                 March 27, 1998
        John F. Kaslow

              *                 Director
------------------------------                                 March 27, 1998
      Daniel J. McCarthy

              *                 Director
------------------------------                                 March 27, 1998
       John T. Preston

              *                 Director
------------------------------                                 March 27, 1998
       Lorne R. Waxlax

*By:  -------------------------
            Alan S. McKim
          ATTORNEY-IN-FACT