Form 10-Q
period 1998-03-31
CLEAN HARBORS INC
filed 1998-05-15
CIK 822818

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
                         for the Quarterly Period Ended
                                 March 31, 1998
                               ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                              10,277,354
---------------------------                     -----------------------------
         (Class)                                (Outstanding at May 11, 1998)

================================================================================

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS





                          PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS                                      Pages

Consolidated Statements of Operations                             1

Consolidated Statements of Comprehensive Loss                     2

Consolidated Balance Sheets                                       3-4

Consolidated Statements of Cash Flows                             5-6

Consolidated Statement of Stockholders' Equity                    7

Notes to Consolidated Financial Statements                        8-10

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                       11-16


                           PART II: OTHER INFORMATION

Items No. 1 through 6                                             17

Signatures                                                        18



                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

              (in thousands except for earnings per share amounts)





                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Revenues                                                 $ 40,376      $ 40,374

Cost of revenues                                           31,344        31,488

Selling, general and administrative expenses                7,897         8,199

Depreciation and amortization                               2,284         2,363
                                                         --------      --------

Loss from operations                                       (1,149)       (1,676)

Other income, net                                              --           800

Interest expense, net                                       2,340         2,259
                                                         --------      --------

Loss before provision for income taxes                     (3,489)       (3,135)

Provision for (benefit from) income taxes                      90        (1,152)
                                                         --------      --------

  Net loss                                               $ (3,579)     $ (1,983)
                                                         ========      ========

Basic and fully diluted loss per share                   $   (.36)     $   (.21)
                                                         ========      ========

Weighted average common
   shares outstanding                                      10,184         9,817
                                                         ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.


                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                    Unaudited
                                  (in thousands)




                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            1998          1997
                                                          -------       -------
Net loss                                                  $(3,579)      $(1,983)
Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
   arising during period                                       21           (20)
  Reclassification adjustment
   for gains (losses) included in net loss                    (19)            2
                                                          -------       -------

Comprehensive loss                                        $(3,577)      $(2,0O1)
                                                          =======       =======


                   The accompanying notes are an integral part of these consolidated financial statements.


                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)




                                                       March 31,    December 31,
                                                          1998          1997
                                                      (Unaudited)
                                                       --------       --------
ASSETS
Current assets:
        Cash and cash equivalents                      $  4,047       $  3,935
        Restricted investments                            1,253          1,088
        Accounts receivable, net of
         allowance for doubtful accounts                 38,747         37,836
        Prepaid expenses                                  2,046          1,518
        Supplies inventories                              2,785          2,811
        Income tax receivable                             1,236          1,669
        Deferred tax asset                                1,581          1,581
                                                       --------       --------
             Total current assets                        51,695         50,438
                                                       --------       --------

Property, plant and equipment:
        Land                                              8,182          8,182
        Buildings and improvements                       37,892         37,890
        Vehicles and equipment                           77,533         77,281
        Furniture and fixtures                            2,190          2,190
        Construction in progress                          3,256          2,756
                                                       --------       --------
                                                        129,053        128,299
Less - Accumulated depreciation
        and amortization                                 68,268         66,392
                                                       --------       --------
        Net property, plant and equipment                60,785         61,907
                                                       --------       --------

Other assets:
        Goodwill, net                                    20,574         20,755
        Permits, net                                     11,468         11,695
        Deferred taxes non-current                        5,627          5,627
        Other                                             4,507          4,523
                                                       --------       --------
             Total other assets                          42,176         42,600
                                                       --------       --------
Total assets                                           $154,656       $154,945
                                                       ========       ========


                   The accompanying notes are an integral part of these consolidated financial statements.


                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)





                                                      March 31,     December 31,
                                                         1998           1997
                                                     (Unaudited)
                                                      ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term
       obligations                                    $   4,034       $   4,037
     Accounts payable                                    14,209          13,760
     Accrued disposal costs                               8,799           7,100
     Other accrued expenses                              14,435          13,548
     Income tax payable                                      48              10
     Deferred tax liability                                 224             224
                                                      ---------       ---------
         Total current liabilities                       41,749          38,679
                                                      ---------       ---------
Long-term obligations, less current maturities           68,445          68,020
Deferred taxes, long-term                                 6,871           6,871
Other                                                     1,113           1,351
                                                      ---------       ---------
         Total other liabilities                         76,429          76,242
                                                      ---------       ---------

Stockholders' equity:
     Preferred Stock, $.01 par value:
       Series A Convertible;
         Authorized-2,000,000 shares; Issued and
         outstanding - none                                  --              --
       Series B Convertible;
         Authorized-156,416 shares; Issued and
         outstanding 112,000 (liquidation
         preference of $5.6 million)                          1               1
     Common Stock, $.01 par value
       Authorized - 20,000,000 shares;
       Issued and outstanding - 10,195,016 and
       10,101,490 shares, respectively                      102             101
     Additional paid-in capital                          60,229          60,087
     Accumulated other comprehensive loss                   (10)            (12)
     Accumulated deficit                                (23,844)        (20,153)
                                                      ---------       ---------
        Total stockholders' equity                       36,478          40,024
                                                      ---------       ---------
Total liabilities and stockholders' equity            $ 154,656       $ 154,945
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


                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)





                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -------------------
                                                              1998        1997
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                              $(3,579)    $(1,983)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Depreciation and amortization                     2,284       2,363
            Deferred income taxes                                --      (1,142)
            Allowance for doubtful accounts                     176         165
            Amortization of deferred financing costs            196         178
            Gain on sale of fixed assets                         --         (82)
      Changes in assets and liabilities:
            Accounts receivable                              (1,087)      4,365
            Refundable income taxes                             433         (29)
            Prepaid expenses                                   (528)        (78)
            Supplies inventories                                 26          15
            Deferred tax asset                                   --         (10)
            Other assets                                         14          17
            Accounts payable                                    449      (3,397)
            Accrued disposal costs                            1,699         (99)
            Other accrued expenses                              887        (395)
            Taxes payable                                        38        (162)
            Other liabilities                                  (238)         --
                                                            -------     -------
      Net cash provided by (used) in operating
            activities                                          770        (274)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment               (754)       (649)
      Proceeds from sale and maturities of
            restricted investments                               18       6,280
      Cost of restricted investments acquired                  (179)         --
      Proceeds from sale of fixed assets                         --         241
                                                            -------     -------
      Net cash provided by (used) in investing
            activities                                      $  (915)    $ 5,872
                                                            -------     -------


                   The accompanying notes are an integral part of these consolidated financial statements.


                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                    Unaudited
                                 (in thousands)





                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -------------------
                                                              1998        1997
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under long-term
              revolver                                      $   979     $   927
      Payments on long-term obligations                        (753)       (898)
      Additions to deferred financing costs                      --          (7)
      Proceeds from employee stock purchase plan                 31          44
                                                            -------     -------
      Net cash provided by financing activities                 257          66
                                                            -------     -------
INCREASE IN CASH AND CASH EQUIVALENTS                           112       5,664
      Cash and cash equivalents, beginning of year            3,935       1,366
                                                            -------     -------
      Cash and cash equivalents, end of period              $ 4,047     $ 7,030
                                                            =======     =======

Supplemental Information:
      Non cash investing and financing activities:
         Stock dividend on preferred stock                  $   112     $   112


                   The accompanying notes are an integral part of these consolidated financial statements.


                                       (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Unaudited
                                 (in thousands)

                                                           Series B
                                                       Preferred Stock            Common Stock
                                                    ---------    ---------     ---------   ---------      Additional   Comprehensive
                                                    Number of    $0.01 Par     Number of   $0.01 Par        Paid-in        Income
                                                     Shares        Value        Shares       Value          Capital        (Loss)
                                                     ------        -----        ------       -----          -------        ------

Balance at December 3l, 1997                           112          $1          10,101        $101          $60,087           --

Comprehensive loss
Net loss                                                --          --              --          --               --      $(3,579)
Other comprehensive income, net of tax
 Unrealized gains on securities, net of
  reclassification adjustment (see disclosure)          --          --              --          --               --            2
                                                                                                                         -------

Comprehensive income                                    --          --              --          --               --      $(3,577)
                                                                                                                         =======

Preferred stock dividends:
Series B                                                --          --              70           1              111           --

Employee stock purchase plan                            --          --              24          --               31           --
                                                       ---          --          ------        ----          -------

Balance at March 31, 1998                              112          $1          10,195        $102          $60,229           --
                                                       ===          ==          ======        ====          =======

Discosure of reclassification amount:
Unrealized holding gains arising in the period                                                                               $21
Reclassification adjustment for losses
 included in net loss                                                                                                        (19)
                                                                                                                             ---

Net unrealized gains on securities                                                                                            $2
                                                                                                                             ===

                                                        Accumulated
                                                           Other
                                                        Comprehensive                         Total
                                                           Income         Accumulated      Stockholders'
                                                           (Loss)           Deficit           Equity
                                                           ------           -------           ------

Balance at December 3l, 1997                               $(12)           $(20,153)          $40,024

Comprehensive loss
Net loss                                                     --              (3,579)           (3,579)
Other comprehensive income, net of tax
 Unrealized gains on securities, net of
  reclassification adjustment (see disclosure)                2                  --                 2

Comprehensive income                                         --                  --                --

Preferred stock dividends:
Series B                                                     --                (112)               --

Employee stock purchase plan                                 --                  --                31
                                                           ----            --------           -------

Balance at March 31, 1998                                  $(l0)           $(23,844)          $36,478
                                                           ====            ========           =======

Discosure of reclassification amount:
Unrealized holding gains arising in the period
Reclassification adjustment for losses
 included in net loss

Net unrealized gains on securities

                   The accompanying notes are an integral part of these consolidated financial statements.


                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1      Basis of Presentation

      The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the three months ended March 31, 1998 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2      Significant Accounting Policies

      Net Loss Per Common Share

      In 1997 the Company implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares that were outstanding during the period. The earnings per share for the Company under SFAS 128 were the same as under the prior accounting standard for the periods presented in the financial statements.

      Comprehensive Income

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal periods beginning after December 15, 1997, and the Company adopted its provisions for the quarter ended March 31, 1998. Reclassification of earlier periods is required for comparative purposes. Management determined that the statement had no material impact on its financial position or results of operations.

NOTE 3      Financing Arrangements

      As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,00 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note. The Revolver allows the Company to borrow up to $35,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At March 31, 1998, the Revolver balance was $6,538,000, letters of credit outstanding were $6,309,000 and funds available to borrow were approximately $9,000,000.


                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4      Income Taxes

      SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1997, based upon this review, the valuation allowance was increased to reduce the carrying value of deferred tax assets to the amount that is likely to be realized. Accordingly, no tax benefit has been recorded in the quarter ended March 31, 1998, while a tax benefit for the loss for the quarter ended March 31, 1997 was recorded. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

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

NOTE 5      Loss Per Share

      The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):


                                         Quarter Ended March 31, 1998
                                         ----------------------------

                                     Income          Shares     Per-Share
                                   (Numerator)   (Denominator)     Loss
                                   -----------   -------------     ----
Net loss                              $(3,579)
Less preferred dividends                  112
                                      -------       ------        -----

Basic and diluted EPS
(loss available to shareholders)      $(3,691)      10,184        $(.36)
                                      =======       ======        =====



                                       (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5      Loss Per Share (continued)


                                         Quarter Ended March 31, 1997
                                         ----------------------------

                                     Income          Shares     Per-Share
                                   (Numerator)   (Denominator)     Loss
                                   -----------   -------------     ----
Net loss                             $ (1,983)
Less preferred dividends                  112
                                     --------       ------        -----

Basic and diluted EPS
(loss available to shareholders)     $ (2,095)       9,817        $(.21)
                                     ========       ======        =====



      The company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. These have not been included in the above calculations, since their inclusion would have been antidilutive for the periods ended.

NOTE 6      Other Income

      During the first quarter of 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation during the first quarter. The Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement, which is included in other income, net, in the consolidated statement of income. The $950,000 was received April, 1997.


                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.



                                                  Percentage Of Total Revenues
                                                  ----------------------------
                                                       Three Months Ended
                                                            March 31,
                                                            ---------

                                                       1998           1997
                                                      ------         ------
Revenues                                               100.0%         100.0%
Cost of revenues:
        Disposal costs paid to third parties            12.8           12.7
        Other costs                                     64.8           65.3
                                                      ------         ------
        Total cost of revenues                          77.6           78.0
Selling, general and administrative
        expenses                                        19.5           20.3
Depreciation and amortization
        of intangible assets                             5.7            5.8
                                                      ------         ------
Loss from operations                                    (2.8)          (4.1)
                                                      ======         ======

Other Data:
-------
Earnings before interest, taxes,
  depreciation and amortization
  (EBITDA) (in thousands)                             $1,135         $1,487


REVENUES

      Revenues for the first quarter of 1998 were $40,376,000, flat compared to revenues of $40,374,000 for the first quarter of the prior year. Revenues increased by 7.7% due to higher volumes of waste processed in the quarter ended March 31, 1998 as compared to the same quarter of the prior year. This increase in revenues due to volume was offset by a 7.8% decrease in revenues due to pricing.

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


                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES

      Cost of revenues were $31,344,000 for the quarter ended March 31, 1998 compared to $31,488,000 for the quarter ended March 31, 1997, a decrease of $144,000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Outside disposal costs increased by 1.0% for the quarter ended March 31, 1998, when compared to the same quarter of the prior year; however, the volume of waste processed increased 26.0%. Thus, the increase in outside disposal costs was significantly less than the increase in the volume of waste processed due to various cost reduction efforts and internalization of waste disposal. As a percentage of revenues, disposal costs paid to third parties increased slightly from 12.8% for the quarter ended March 31, 1997 to 12.9% for the quarter ended March 31, 1998. This slight increase in outside disposal costs as a precentage of revenues was caused by pricing declines to customers being greater than cost reductions realized.

      Other costs decreased to 64.8% of revenue for the quarter ended March 31, 1998, as compared to 65.3% for the same period of the prior year, even while volumes increased, due to continued cost reductions.

      The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During the first quarter of 1998, the Company continued its process of consolidating common functions to reduce redundant costs and improve the Company's ability to deliver its services. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses declined to $7,897,000 for the three months ended March 31, 1998 from $8,199,000 for the three months ended March 31, 1997, a decrease of $302,000 or 3.7%. The decrease was due primarily to reductions in expenses other than compensation of $600,000, offset by expenses associated with closing leased facilities and an increase in marketing expenses. Compensation expense was flat compared to the same quarter of the prior year. Savings realized from reductions in administrative staff were offset by increased headcount in the sales staff and merit increases. The Company does not anticipate any significant increases in selling, general and administrative expenses for the remaining quarters of 1998 as compared to the first quarter of 1998.

      Interest expense was $2,340,000 for the first quarter of 1998 as compared to $2,259,000 for the first quarter of 1997. The increase in interest expense is primarily due to a decrease in interest income associated with a reduction in the average balance of restricted cash.


                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

      For the three months ended March 31, 1998, income tax expense of $90,000 was recorded on a pre-tax loss of $3,489,000 for an effective tax rate of (2.6%), as compared to a tax benefit of $1,152,000 that was recorded on a pre-tax loss of $3,135,000 for an effective tax rate of 36.7%. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and, in 1997, based on this review, the valuation allowance was increased to cover almost all of the net deferred tax assets. Accordingly, the Company recorded no benefit on its books for the future potential value of net operating loss carryforwards for the quarter ended March 31, 1998, while these tax benefits were recorded for the same quarter of the prior year.

      The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

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


                                      (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS (continued)

      The Company's future operating results may be affected by a number of factors, including the Company's ability to: continue to implement the treatment and disposal reengineering program; utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market.

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

FINANCIAL CONDITION AND LIQUIDITY

      For the quarter ended March 31, 1998, the company generated $770,000 from operations and the company obtained $257,000 from financing activities, which consisted primarily of additional net borrowings. The Company used these funds primarily to purchase property, plant and equipment of $754,000 and to make payments into a debt service reserve fund of $179,000.

      Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that funds will be available for closure of these facilities, should a facility cease operation, and post closure coverage where required by law. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is


                                      (14)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as assets against its insured liabilities and restricted for future payment of insurance claims. In the first quarter of 1997, the Company replaced a portion of the closure insurance issued by its captive insurance company with bonds issued by a bonding company. This allowed the captive insurance company to remit funds previously classified as restricted cash to the Company. In addition, at December 31, 1996, the Company had on deposit collateral of $5,650,000 with a commercial insurance company to provide for closure and post-closure of its incinerator and landfill. During 1996, the Company renegotiated its agreement with the insurance company to replace collateral with a letter of credit. The cash from this transaction was released to the Company in 1997. As a result of these two transactions, the Company obtained $6,280,000 in the first quarter of 1997. The Company used these funds, as well as $927,000 of additional borrowings under its revolving line of credit, to purchase equipment and improve properties in the amount of $649,000, to pay maturities on long-term debt of $898,000 and to increase cash by $5,664,000.

      The Company expects 1998 capital additions to be in the range of $3,000,000. The Company believes that it has all of the plants and facilities required by the business for the foreseeable future. Thus, the Company anticipates that capital expenditures in 1998 will be limited to maintaining existing capital assets.

      The Company's $35,000,000 Loan Agreement with a financial institution provides for certain covenants the most restrictive of which require the maintenance of a minimum level of working capital of $6,000,000 and adjusted net worth of not less than $33,000,000. At March 31, 1998, working capital was $9,946,000 and adjusted net worth was $38,478,000. In addition, the Indenture under which the Company has outstanding $10,000,000 of industrial revenue bonds the ("Bonds") contain certain covenants the most restrictive of which require that the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997 the Company was in violation of this covenant, and at March 31, 1998, the debt service coverage ratio was .99 to 1. Under the terms of the Indenture, the deficiency in the debt coverage ratio will not result in a default, but the Company is required to pay in six equal monthly installments into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to one year's interest on the Bonds. Through March 31, 1998, the Company had paid $179,000 into this fund, as required.

      At March 31, 1998, funds available to borrow under the Revolver were $9,000,000. Management believes that sufficient resources will be available to meet the Company's cash requirements through at least December 31, 1998. The Company has $50,000,000 of Senior Notes which mature in 2001. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on a favorable interest rate environment when the Company attempts to refinance the borrowings.


                                      (15)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

      Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January 15, 1998 dividend in common stock. Accordingly, the Company issued 70,002 shares of common stock to the holders of the preferred stock in the period ended March 31, 1998. The Company anticipates that the preferred stock dividends payable through 1998 will be paid in common stock.

      The Company is in the process of reviewing computer systems and hardware control devices for compliance with the year 2000. The work required to make the systems and control devices year 2000 compliant is ongoing. The Company is using its best efforts to make all systems and control devices year 2000 compliant prior to the end of 1998; however, no assurance can be given that this effort will be successful. The Company does not believe that the costs to be incurred to make the systems and control devices year 2000 compliant will be material, to results of operations.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect the statement to have a material impact on its financial position or results of operations.


                                      (16)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      In March, the Company was notified by the Massachusetts Department of Environmental Protection that its Braintree subsidiary has been identified as a potentially responsible party at two sites in Massachusetts. Since the disposal activity is alleged to have occurred in 1979, before its acquisition of the Braintree subsidiary, the Company has notified Chemical Waste Management and has requested indemnification for all costs at these sites. The Company believes its ultimate exposure at these sites will not have a material impact on its financial position or results of operations.

Item 2 - Changes in Securities

      None

Item 3 - Defaults Upon Senior Debt

      None

Item 4 - Submission of Matters to a Vote of Security Holders

      None

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

A)    Exhibit 27 - Financial Data Schedule.

B)    Reports on Form 8-K - None


                                      (17)

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

                                        Clean Harbors, Inc.
                                        ---------------------------------
                                        Registrant


Dated:    May 14, 1998                  By: /s/ Alan S. McKim
                                        ---------------------------------
                                        Alan S. McKim
                                        President and
                                        Chief Executive Officer


Dated:    May 14, 1998                  By: /s/ Roger A. Koenecke
                                        ---------------------------------
                                        Roger A. Koenecke
                                        Senior Vice President and
                                        Chief Financial Officer


                                      (18)