Form 10-Q
period 1998-06-30
CLEAN HARBORS INC
filed 1998-08-14
CIK 822818

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                              ------------------------

                                     Form 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of The Securities Exchange Act of 1934
                           for the Quarterly Period Ended
                                   June 30, 1998
                              -----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes     X        No
                                                          --------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            10,353,644
-------------------------------------         --------------------------------
          (Class)                              (Outstanding at August 7, 1998)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                                 TABLE OF CONTENTS


                          PART I:   FINANCIAL INFORMATION



ITEM 1:   FINANCIAL STATEMENTS                                   Pages
                                                                 ------
Consolidated Statements of Operations                              1

Consolidated Statements of Comprehensive Income (Loss)             2

Consolidated Balance Sheets                                        3-4

Consolidated Statements of Cash Flows                              5-6

Consolidated Statement of Stockholders' Equity                     7

Notes to Consolidated Financial Statements                         8-12

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                              13-20


                            PART II:   OTHER INFORMATION

Items No. 1 through 6                                             21-22

Signatures                                                        23


                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Unaudited
                (in thousands except for earnings per share amounts)

                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                      -------------------       ------------------
                                        1998        1997          1998       1997
                                      -------     -------       -------    -------
Revenues                              $53,591     $47,363       $93,967    $87,737

Cost of revenues                       38,975      34,885        70,319     66,373

Selling, general and administrative
 expenses                               9,180       8,631        17,077     16,830

Depreciation and amortization           2,252       2,346         4,536      4,709
                                      -------     -------       -------    -------
Income (loss) from operations           3,184       1,501         2,035       (175)

Other income, net                         --          --            --         800

Interest expense, net                   2,318       2,314         4,658      4,573
                                      -------     -------       -------    -------

Income (loss) before provision for
 income taxes                             866        (813)       (2,623)    (3,948)

Provision for (benefit from) income
 taxes                                     90          70           180     (1,082)
                                      -------     -------       -------    -------

 Net income (loss)                    $   776     $  (883)      $(2,803)   $(2,866)
                                      -------     -------       -------    -------
                                      -------     -------       -------    -------
Basic and fully diluted income (loss)
 per share                            $   .06     $  (.10)      $  (.30)   $  (.31)
                                      -------     -------       -------    -------
                                      -------     -------       -------    -------
Weighted average common
 shares outstanding                    10,274       9,911       10,229      9,866
                                      -------     -------       -------    -------
                                      -------     -------       -------    -------
Weighted average common
 shares plus potentially dilutive
 common shares                         10,385       9,911        10,229      9,866
                                      -------     -------       -------    -------
                                      -------     -------       -------    -------



     The accompanying notes are an integral part of these consolidated financial statements.

                         CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                    INCOME (LOSS)
                                      Unaudited
                                    (in thousands)

                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                      -------------------       ------------------
                                        1998        1997          1998       1997
                                      -------     -------       -------    -------
Net income (loss)                     $   776     $  (883)      $(2,803)   $(2,866)

 Other comprehensive income, net
  of tax:
 Unrealized gains (losses) on
  securities:
 Unrealized holding gains (losses)
   arising during period                  (19)         31             2        (11)

 Reclassification adjustment
  for gains  included in net loss          23          14             4         16
                                      -------     -------       -------    -------
Comprehensive income (loss)            $  780     $  (838)      $(2,797)   $(2,861)
                                      -------     -------       -------    -------
                                      -------     -------       -------    -------



The accompanying notes are an integral part of these consolidated financial statements.

                         CLEAN HARBORS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                      June 30,        December 31,
                                                       1998               1997
                                                    -----------       ------------
                                                    (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                       $   5,115          $  3,935
     Restricted investments                             1,747             1,088
     Accounts receivable, net of
      allowance for doubtful accounts                  46,273            37,836
     Prepaid expenses                                   1,756             1,518
     Supplies inventories                               3,135             2,811
     Income tax receivable                              1,237             1,669
     Deferred tax asset                                 1,581             1,581
                                                    ----------         ---------
      Total current assets                             60,844            50,438
                                                    ----------         ---------
  Property, plant and equipment:
    Land                                                8,182             8,182
    Buildings and improvements                         38,040            37,890
    Vehicles and equipment                             78,145            77,281
    Furniture and fixtures                              2,190             2,190
    Construction in progress                            4,543             2,756
                                                    ----------         ---------
                                                      131,100           128,299
  Less - Accumulated depreciation
   and amortization                                    70,111            66,392
                                                    ----------         ---------
   Net property, plant and equipment                   60,989            61,907
                                                    ----------         ---------
  Other assets:
   Goodwill, net                                       20,393            20,755
   Permits, net                                        11,240            11,695
   Deferred taxes non-current                           5,627             5,627
   Other                                                4,491             4,523
                                                    ----------         ---------
    Total other assets                                 41,751            42,600
                                                    ----------         ---------
  Total assets                                       $163,584          $154,945
                                                    ----------         ---------
                                                    ----------         ---------



The accompanying notes are an integral part of these consolidated financial statements.

                         CLEAN HARBORS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                      June 30,        December 31,
                                                       1998               1997
                                                    -----------       ------------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current maturities of long-term
   obligations                                      $  4,034           $   4,037
  Accounts payable                                    19,110              13,760
  Accrued disposal costs                               6,508               7,100
  Other accrued expenses                              14,549              13,548
  Income tax payable                                      46                  10
  Deferred tax liability                                 224                 224
                                                    -----------       ------------
   Total current liabilities                          44,471              38,679
                                                    -----------       ------------
 Long-term obligations, less current maturities        73,828              68,020
 Deferred taxes, long-term                              6,871               6,871
 Other                                                  1,122               1,351
                                                    -----------       ------------
   Total other liabilities                            81,821              76,242
                                                    -----------       ------------
 Commitments and contingencies (Note 4)
 Stockholders' equity:
   Preferred Stock, $.01 par value:
    Series A  Convertible;
     Authorized-2,000,000 shares; Issued and
      outstanding - none                                 --                 --
    Series B Convertible;
     Authorized-156,416 shares; Issued and
      outstanding 112,000 (liquidation
        preference of $5,600,000)                           1                 1
   Common Stock, $.01 par value
    Authorized-20,000,000 shares;
     Issued and outstanding-10,277,487 and
      10,101,490 shares, respectively                     102               101
   Additional paid-in capital                          60,375            60,087
   Accumulated other comprehensive loss                    (6)              (12)
   Accumulated deficit                                (23,180)          (20,153)
                                                    -----------       ------------
      Total stockholders' equity                       37,292            40,024
                                                    -----------       ------------
 Total liabilities and stockholders' equity         $ 163,584         $ 154,945
                                                    -----------       ------------
                                                    -----------       ------------

      The accompanying notes are an integral part of these consolidated financial statements.

                         CLEAN HARBORS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Unaudited
                                    (in thousands)


                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            ---------------------
                                                              1998         1997
                                                            ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(2,803)     $(2,866)

    Adjustments to reconcile net loss to net cash
     provided by (used) in operating activities:
    Depreciation and amortization                              4,536        4,709
    Deferred income taxes                                        --        (1,808)
    Allowance for doubtful accounts                              342          330
    Amortization of deferred financing costs                     317          357
    Gain on sale of fixed assets                                 --            79
  Changes in assets and liabilities:
    Accounts receivable                                       (8,779)       2,268
    Refundable income taxes                                      432         (102)
    Prepaid expenses                                            (238)         (20)
    Supplies inventories                                        (324)         (33)
    Deferred tax asset                                           --           640
    Other assets                                                  32         (213)
    Accounts payable                                           5,350       (5,594)
    Accrued disposal costs                                      (592)        (514)
    Other accrued expenses                                     1,001       (1,752)
    Taxes payable                                                 36         (162)
    Other liabilities                                           (229)         286
                                                             --------    --------
  Net cash used in operating activities                         (919)      (4,395)
                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                 (2,801)     (1,735)
   Proceeds from sale and maturities of
    restricted investments                                        64       7,307
   Purchase of restricted investments                            (717)        --
   Proceeds from sale of fixed assets                             --        1,482
                                                             --------    --------
   Net cash provided by (used) in investing
    activities                                                ($3,454)     $7,054
                                                              --------    --------


The accompanying notes are an integral part of these consolidated financial statements.

                         CLEAN HARBORS, INC. AND SUBSIDIARIES

                                      Unaudited
                                    (in thousands)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                      -------------------
                                                        1998       1997
                                                      ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under
   long-term revolver                                  $ 7,005   $   (594)
  Payments on long-term obligations                     (1,503)    (2,801)
  Additions to deferred financing cost                     (14)        (9)
  Proceeds from employee stock purchase plan                65         80
                                                      ---------  --------
  Net cash provided by (used) in financing activities    5,553     (3,324)
                                                      ---------  --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             1,180       (665)
  Cash and cash equivalents, beginning of year           3,935      1,366
                                                      ---------  --------
  Cash and cash equivalents, end of period             $ 5,115   $    701
                                                      ---------  --------
                                                      ---------  --------
 Supplemental information:
   Non cash investing and financing activities:
     Stock dividend on preferred stock                 $   224   $    224





The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   Unaudited
                                 (in thousands)

                                                          SERIES B
                                                       PREFERRED STOCK          COMMON STOCK
                                                    ---------------------   ---------------------   ADDITIONAL
                                                    NUMBER OF   $0.01 PAR   NUMBER OF   $0.01 PAR    PAID-IN     COMPREHENSIVE
                                                     SHARES       VALUE      SHARES       VALUE      CAPITAL     INCOME (LOSS)
                                                    ---------   ---------   ---------   ---------   ----------   -------------
Balance at December 31, 1997                           112        $   1      10,101       $ 101      $60,087             --
Comprehensive loss
  Net loss                                              --           --          --          --           --        $(2,803)
  Other comprehensive income, net of tax
  Unrealized gains on securities, net of
      reclassification adjustment (see disclosure)      --           --          --          --           --              6
                                                                                                                 -------------
Comprehensive income                                    --           --          --          --           --        $(2,797)
                                                                                                                 -------------
                                                                                                                 -------------
Preferred stock dividends:
  Series B                                              --           --         129           1          223             --
Employee stock purchase plan                            --           --          47          --           65             --
                                                       ---      ---------   ---------   ---------   ----------
Balance at June 30, 1998                               112        $   1      10,277       $ 102      $60,375             --
                                                       ---      ---------   ---------   ---------   ----------
                                                       ---      ---------   ---------   ---------   ----------
Disclosure of reclassification amount:
  Unrealized holding gains arising in the period                                                                    $     2
  Reclassification adjustment for gains included
    in net loss                                                                                                           4
                                                                                                                 -------------
Net unrealized gains on securities                                                                                  $     6
                                                                                                                 -------------
                                                                                                                 -------------

                                                     ACCUMULATED
                                                        OTHER                         TOTAL
                                                    COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                                    INCOME (LOSS)     DEFICIT        EQUITY
                                                    -------------   -----------   -------------
Balance at December 31, 1997                            $(12)        $(20,153)      $ 40,024
Comprehensive loss
  Net loss                                                --           (2,803)        (2,803)
  Other comprehensive income, net of tax
  Unrealized gains on securities, net of
      reclassification adjustment (see disclosure)         6               --              6
Comprehensive income                                      --               --             --
Preferred stock dividends:
  Series B                                                --             (224)            --
Employee stock purchase plan                              --               --             65
                                                         ---        -----------   -------------
Balance at June 30, 1998                                $ (6)        $(23,180)      $ 37,292
                                                         ---        -----------   -------------
                                                         ---        -----------   -------------
Disclosure of reclassification amount:
  Unrealized holding gains arising in the period
  Reclassification adjustment for gains included
    in net loss
Net unrealized gains on securities

  The accompanying notes are an integral part of these consolidated financial statements.

                         CLEAN HARBORS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1 Basis of Presentation

     The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2 Significant Accounting Policies

     Earnings Per Share

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

NOTE 3 Financing Arrangements

     As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,00 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note. The Revolver allows the Company to borrow cash and letters of credit based on a formula of eligible accounts receivable. At June 30, 1998, the Revolver balance was $12,563,000, letters of credit outstanding were $5,852,000 and funds available to borrow were approximately $4,765,000. In June 1998, the term of the Revolver was extended from May 8, 1999 to May 8, 2000 under substantially the same terms and conditions.

                         CLEAN HARBORS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 4 Income Taxes

     SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1997, based upon this review, the valuation allowance was increased to reduce the carrying value of deferred tax assets to the amount that is likely to be realized. Accordingly, no tax benefit has been recorded in the quarter and six months ended June 30, 1998, while a tax benefit for the loss in the six months ended June 30, 1997 was recorded. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

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

NOTE 5 Earnings Per Share

     The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                                                                          THREE MONTHS ENDED JUNE 30, 1998
                                                                                       ---------------------------------------
                                                                                         INCOME         SHARES       PER-SHARE
                                                                                       (NUMERATOR)   (DENOMINATOR)     LOSS
                                                                                       -----------   -------------   ---------
Net income                                                                                $766
Less preferred dividend                                                                    112
                                                                                         -----          ------          ---
Basic and diluted EPS (income available to shareholders)                                   654          10,274          .06
  Effect of dilutive securities
  Options                                                                                   --             111           --
                                                                                         -----          ------          ---
Diluted EPS
Income available to common stockholders plus assumed conversions                          $654          10,385         $.06
                                                                                         -----          ------          ---
                                                                                         -----          ------          ---

                                                                                          THREE MONTHS ENDED JUNE 30, 1997
                                                                                       ---------------------------------------
                                                                                         INCOME         SHARES       PER-SHARE
                                                                                       (NUMERATOR)   (DENOMINATOR)     LOSS
                                                                                       -----------   -------------   ---------
Net loss                                                                                  $(883)
Less preferred dividends                                                                    112
                                                                                          -----         ------       ---------
Basic and diluted EPS (loss available to shareholders)                                    $(995)         9,911         $(.10)
                                                                                          -----         ------       ---------
                                                                                          -----         ------       ---------

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE 5       Earnings Per Share (continued)



                                                                                           SIX MONTHS ENDED JUNE 30, 1998
                                                                                       ---------------------------------------
                                                                                         INCOME         SHARES       PER-SHARE
                                                                                       (NUMERATOR)   (DENOMINATOR)     LOSS
                                                                                       -----------   -------------   ---------
Net loss                                                                                 ($2,803)
Less preferred dividends                                                                     224
                                                                                       -----------      ------       ---------
Basic and diluted EPS (loss available to shareholders)                                   ($3,027)       10,229         $(.30)
                                                                                       -----------      ------       ---------
                                                                                       -----------      ------       ---------

                                                                                          THREE MONTHS ENDED JUNE 30, 1998
                                                                                       ---------------------------------------
                                                                                         INCOME         SHARES       PER-SHARE
                                                                                       (NUMERATOR)   (DENOMINATOR)     LOSS
                                                                                       -----------   -------------   ---------
Net loss                                                                                 ($2,866)
Less preferred dividends                                                                     224
                                                                                       -----------      ------       ---------
Basic and diluted EPS (loss available to shareholders)                                   ($3,090)        9,866         $(.31)
                                                                                       -----------      ------       ---------
                                                                                       -----------      ------       ---------

      The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the three months ended
June 30, 1998, some of the options outstanding but none of the warrants or convertible preferred stock are dilutive to earnings. Only those options where the options' exercise price was less than the average market price of the common shares are included in the above calculation for this period. For the other periods presented, the options, warrants and convertible stock outstanding have not been included in the above calculations, since their inclusion would have been antidilutive for the periods.

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


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

                                                                    PERCENTAGE OF TOTAL REVENUES
                                                                   ------------------------------
                                                                    THREE MONTHS     SIX MONTHS
                                                                       ENDED           ENDED
                                                                      JUNE 30,        JUNE 30,
                                                                   --------------  --------------
                                                                    1998    1997    1998    1997
                                                                   ------  ------  ------  ------
Revenues                                                            100.0%  100.0%  100.0%  100.0%
Cost of revenues:
  Disposal costs paid to third parties                               14.8    13.3    14.0    13.1
  Other costs                                                        57.9    60.4    60.8    62.5
                                                                   ------  ------  ------  ------
  Total cost of revenues                                             72.7    73.7    74.8    75.6
Selling, general and administrative expenses                         17.2    18.2    18.2    19.2
Depreciation and amortization of intangible assets                    4.2     5.0     4.8     5.4
                                                                   ------  ------  ------  ------
Income (loss) from operations                                         5.9%    3.1%    2.2%  (0.2)%
                                                                   ------  ------  ------  ------
                                                                   ------  ------  ------  ------
Other Data:
Earnings before interest, taxes, depreciation and amortization
  (EBITDA) (in thousands)                                          $5,436  $3,847  $6,571   5,334

REVENUES

              Revenues for the quarter ended June 30, 1998 were $53,591,000 compared to revenues of $47,363,000 for the quarter ended June 30, 1997, an increase of $6,228,000 or 13.1%. Revenues increased by 14.0% due to higher volumes of waste processed and field service hours worked in the quarter ended June 30, 1998 as compared to the same quarter of the prior year. This increase in revenues due to volume was partially offset by a 6.5% decrease in revenues due to pricing.

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

REVENUES (continued)

     Revenues for the six months ended June 30, 1998 were $93,967,000 compared to revenues of $87,737,000 for the six months ended June 30, 1997, an increase of $6,230,000 or 7.1%. Revenues increased by 15.0% due to higher volumes of waste processed, field service hours worked and remediation projects performed in the six months ended June 30, 1998 as compared to the same period of the prior year. These increases in revenues were partially offset by a 7.7% decrease in revenues due to pricing.

     Revenues for the quarter and six months ended June 30, 1998 when compared to the same periods of the prior year continued to be adversely impacted by declining sales prices due to industry-wide pricing pressures. However, sales prices have remained steady for the Company since the quarter ended
December 31, 1997. Management can not predict if this recent stability in pricing will continue.

     There were no major spills or other events that significantly impacted revenues for the periods presented.

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

COST OF REVENUES

     Cost of revenues were $38,975,000 for the quarter ended June 30, 1998 compared to $34,885,000 for the quarter ended June 30, 1997, an increase of $4,090,000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. As a percentage of revenues, disposal costs paid to third parties increased from 13.3% for the quarter ended June 30, 1997 to 14.8% for the quarter ended June 30, 1998. This increase in disposal expense is due to a 20.0% increase in the volume of wastes processed through the Company's plants and an increase in wastes sent directly to outside disposal vendors from customer sites, which were partly offset by reductions achieved in the unit cost of disposing of waste.

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES (continued)

     Cost of revenues were $70,319,000 for the six months ended June 30, 1998 compared to $66,373,000 for the six months ended June 30, 1997, an increase of $3,946,000. As a percentage of revenues, disposal costs paid to third parties increased from 13.1% for the six months ended June 30, 1997 to 14.0% for the six months ended June 30, 1998. This increase in disposal expense is similarly due to a 20.7% increase in the volume of wastes processed through the Company's plants and an increase in wastes sent directly to outside disposal vendors from customers' sites, which were partly offset by reductions achieved in the unit cost of disposing of waste and the internalization of waste.

     Other costs decreased to 57.9% of revenue for the quarter ended June 30 1998, as compared to 60.4% for the same period of the prior year, and they decreased to 60.8% for the six months ended June 30, 1998, as compared to 62.5% for the same period of the prior year. These decreases were achieved even while the volume of waste processed through the Company's plants increased due to improvements in efficiencies in the plants and cost reductions.

     The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During the first half of 1998, the Company continued its process of consolidating common functions to reduce redundant costs and improve the Company's ability to deliver its services. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased 6.4% to $9,180,000 for the three months ended June 30, 1998 as compared to $8,631,000 for the same period of 1997. Selling, general and administrative expenses increased 1.5% to $17,077,000 for the six months ended June 30, 1998 as compared to $16,830,000 for the same period of 1997. Compensation expense for the periods was flat. Savings realized from reductions in administrative staff were offset by increased headcount in the sales staff and merit increases. The Company does not anticipate any significant increases in selling, general and administrative expenses for the last half of 1998 as compared to the first half.

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE, NET

      Interest expense, net of $2,318,000 for the quarter ended June 30, 1998 was flat as compared to $2,314,000 for same quarter of the prior year. Interest expense, net was $4,658,000 for the first six months of 1998 as compared to $4,573,000 for the same period of the prior year. The increase in interest expense, net for the first six months of 1998 when compared to the same period of 1997 is primarily due to a decrease in interest income associated with a reduction in the average balance of restricted cash.

INCOME TAXES

      For the quarter ended June 30, 1998, income tax expense of $90,000 was recorded on a pre-tax profit of $866,000 for an effective tax rate of 10.4%, as compared to income tax expense of $70,000 that was recorded on a pre-tax loss of $813,000 for an effective tax rate of (8.6)%. For the quarter ended June 30, 1997, the rate fluctuated significantly due to the amount of income before taxes, as compared to the fixed amount of goodwill amortization, other non-deductible items and changes in estimates.

     For the six months ended June 30, 1998, income tax expense of $180,000 was recorded on a pre-tax loss of $2,623,000 for an effective tax rate of (6.9%), as compared to a tax benefit of $1,082,000 that was recorded on a
pre-tax loss of $3,948,000 for an effective tax rate of 27.4%.   SFAS 109,
"Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and, in the fourth quarter of 1997, based on this review, the valuation allowance was increased to cover almost all of the net deferred tax assets. Accordingly, the Company recorded no benefit on its books for the future potential value of net operating loss carryforwards generated during the six months ended June 30, 1998, while these tax benefits were recorded for the net operating loss carryforwards generated during the same period of the prior year.

      The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws. If the Company reports taxable earnings in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES (continued)

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

FINANCIAL CONDITION AND LIQUIDITY

      For the six months ended June 30, 1998, the Company's operations consumed $919,000 of cash primarily to finance higher levels of accounts receivable of $8,779,000 due to increased sales and to cover the net loss of $2,803,000 for the period. Partially offsetting these uses of cash were cash provided by increases in accounts payable $5,350,000 and other accrued expenses of $1,001,000, both of which were caused by higher volumes of activity, and the non-cash depreciation and amortization expenses of
$4,536,000.   The Company obtained $5,553,000 from financing activities, which consisted primarily of additional net borrowings, and the Company used these funds primarily to purchase property, plant and equipment of $2,801,000, to make payments into a debt service reserve fund of $717,000 and to increase the amount of cash on hand by $1,180,000.

      Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that funds will be available for closure of these facilities, should a facility cease operation, and post closure coverage where required by law. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as assets against its insured liabilities and restricted for future payment of insurance claims. In the six months of 1997, the Company replaced a portion of the closure insurance issued by its captive insurance company with bonds issued by a bonding company. This allowed the captive insurance company to remit funds previously classified as

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

restricted cash to the Company. In addition, on December 31, 1996, the Company had on deposit collateral of $5,650,000 with a commercial insurance company to provide for closure and post-closure of its incinerator and landfill. During 1996, the Company renegotiated its agreement with the insurance company to replace collateral with a letter of credit. The cash from this transaction was released to the Company in 1997. As a result of these two transactions, the Company obtained $7,307,000 in the six months ending June 30, 1997. The Company used these funds, as well as proceeds from the sale of fixed assets of $1,482,000 and $665,000 in cash on hand, primarily to reduce debt by $3,395,000 to purchase equipment and improve properties in the amount of $1,735,000 and to cover cash consumed in operations of $4,395,000. The deficit from operations was largely the result of a decrease in accounts payable of $5,594,000 and other accrued expenses of $1,752,000 offset by decreases in accounts receivable of $2,268,000. Accounts payable decreased due to the Company paying vendors in a more timely basis, which allowed for smoother operations. Accounts receivable decreased in proportion to the decrease in selling prices.

     The Company expects 1998 capital additions to be in the range of $4,300,000. The 1998 capital spending budget has been revised upward from $3,000,000, due to the improved results of operations.

      The Company's $35,000,000 Loan Agreement with a financial institution provides for certain covenants the most restrictive of which require the maintenance of a minimum level of working capital of $6,000,000 and adjusted net worth of not less than $33,000,000. At June 30, 1998, working capital was $16,373,000 and adjusted net worth was $39,272,000. In addition, the Indenture under which the Company has outstanding $10,000,000 of industrial revenue bonds the ("Bonds") contain certain covenants the most restrictive of which require that the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. On December 31, 1997 and June 30, 1998 the Company was in violation of this covenant. On June 30, 1998, the debt service coverage ratio was 1.16 to 1. Under the terms of the Indenture, the deficiency in the debt coverage ratio will not result in a default, but the Company is required to pay in six equal monthly installments into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to one year's interest on the Bonds. Through June 30, 1998, the Company had paid $717,000 into this fund, as required.

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

      On June 30, 1998, funds available to borrow under the Revolver were $4,765,000. Management believes that sufficient resources will be available to meet the Company's cash requirements for the foreseeable future. The Company has $50,000,000 of Senior Notes which mature in 2001. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on a favorable interest rate environment when the Company attempts to refinance the borrowings.

      Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January 15 and April 15, 1998 dividends in common stock. Accordingly, the Company issued 58,642 and 128,644 shares of common stock to the holders of the preferred stock in the three month and six month periods ended June 30, 1998, respectively. The Company anticipates that the preferred stock dividends payable through 1998 will be paid in common stock.

      The Company is in the process of reviewing computer systems and hardware control devices for compliance with the year 2000. The work required to make the systems and control devices year 2000 compliant is ongoing. The Company is using its best efforts to make all systems and control devices year 2000 compliant prior to the end of 1998; however, no assurance can be given that this effort will be successful. The Company does not believe that the costs to be incurred to make the systems and control devices year 2000 compliant will be material to results of operations.

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

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                            PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     As disclosed in the Form 10-K for the year ended December 31, 1997, the Company joined an ongoing lawsuit against the City of Chicago challenging the imposition of a waste charge by the City of Chicago on every gallon of waste received at the Company's Chicago facility. Since 1990, the Company has paid approximately $3,000,000 to the City pursuant to this charge.

     The lawsuit challenges the legal authority of the City of Chicago to impose the charge. The Company contends the charge is, among other things, an unlawful tax on service occupations in violation of the Illinois Constitution. The Company was seeking: (1) a declaration by the Circuit Court of Cook County that the challenged charge is unconstitutional or otherwise unlawful; (2) an injunction against the City's continued assessment and collection of the charge and; (3) a refund of all charges paid plus interest.

     On July 21, 1998, the Judge in the case issued a Final Order declaring the City of Chicago waste fee to be unconstitutional under Illinois law. The City has the right to appeal this decision and on August 7, 1998 the City filed a motion with the Court to reconsider its Final Order. The Court has taken the motion under advisement and will rule on it by September 11, 1998. The Company cannot predict the outcome of these proceedings, accordingly, no account receivable has been recorded on the books of the Company relating to this lawsuit.

Item 2 - Changes in Securities

      None

Item 3 - Defaults Upon Senior Debt

      None

Item 4 - Submission of Matters to a Vote of Security Holders

      The Company's 1998 Annual Meeting of the Stockholders was held on June 17, 1998. At the meeting, the Stockholders elected Christy W. Bell and Daniel
J. McCarthy to serve as directors of the Company for a three-year term, until the 2001 Annual Meeting of Stockholders. Other directors whose term of office as director continued after the meeting were: Alan S. McKim, John F. Kaslow, John T. Preston and Lorne R. Waxlax.

                        CLEAN HARBORS, INC. AND SUBSIDIARIES

                            PART II - OTHER INFORMATION

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

ITEM NO.                                   DESCRIPTION                                        LOCATION
-------- --------------------------------------------------------------------------------  --------------
  4.12   Sixth Amendment to Financing Agreements dated June 23, 1998 by and between
         Congress Financial Corporation (New England), the Company's Subsidiaries as
         Borrowers, and Clean Harbors, Inc. as Guarantor.................................  Filed herewith

      Exhibit 27 - Financial Data Schedule.

      Reports on Form 8-K

               None

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

                                Clean Harbors, Inc.
                                -------------------------
                                Registrant





ated:  August 13, 1998          By:  /s/ Alan S. McKim
                                --------------------------------------
                                Alan S. McKim
                                President and
                                Chief Executive Officer





Dated:  August 13, 1998         By:  /s/ Roger A. Koenecke
                                -------------------------------------
                                Roger A. Koenecke
                                Senior Vice President and
                                Chief Financial Officer