Form 10-Q
period 1998-09-30
CLEAN HARBORS INC
filed 1998-11-13
CIK 822818

=====================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
                         for the Quarterly Period Ended
                               September 30, 1998
                             -----------------------

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

                            (781) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                      10,420,874
-------------------------------------        --------------------------------
             (Class)                         (Outstanding at November 2, 1998)

=====================================================================

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION


ITEM 1:   FINANCIAL STATEMENTS                                                                   Pages
                                                                                                 -------
Consolidated Statements of Operations                                                               1

Consolidated Statements of Comprehensive Loss                                                       2

Consolidated Balance Sheets                                                                         3-4

Consolidated Statements of Cash Flows                                                               5-6

Consolidated Statement of Stockholders' Equity                                                      7

Notes to Consolidated Financial Statements                                                          8-12

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                                               13-22


                           PART II: OTHER INFORMATION

Items No. 1 through 6                                                                              23-24

Signatures                                                                                         25

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
              (in thousands except for earnings per share amounts)

                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                           ------------------------   -----------------------
                                              1998          1997        1998         1997
                                           ----------    ----------   ---------    ----------
Revenues ................................   $  50,884    $  50,137    $ 144,851    $ 137,874

Cost of revenues ........................      37,693       37,650      108,012      104,023

Selling, general and administrative
     expenses ...........................       9,597        8,884       26,674       25,714

Depreciation and amortization ...........       2,287        2,274        6,823        6,983
                                            ---------    ---------    ---------    ---------

Income from operations ..................       1,307        1,329        3,342        1,154

Other income, net .......................        --           --           --            800

Interest expense, net ...................       2,352        2,350        7,010        6,923
                                            ---------    ---------    ---------    ---------
Loss before provision for
     income taxes .......................      (1,045)      (1,021)      (3,668)      (4,969)

Provision for (benefit from) income taxes          90         (235)         270       (1,317)
                                            ---------    ---------    ---------    ---------

        Net loss ........................   $  (1,135)   $    (786)   $  (3,938)   $  (3,652)
                                            ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------
Basic and diluted loss per share ........   $    (.12)   $    (.09)   $    (.42)   $    (.40)
                                            ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------
Weighted average common
     shares outstanding .................      10,354       10,009       10,271        9,913
                                            ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------

 The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                      LOSS
                                    Unaudited
                                 (in thousands)

                                               Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                              ------------------    ------------------
                                               1998       1997        1998       1997
                                              -------    -------    -------    -------
Net loss ..................................   $(1,135)   $  (786)   $(3,938)   $(3,652)

    Other comprehensive income, net of tax:
      Unrealized gains on securities:
        Unrealized holding gains
           arising during period ..........         1          3          3         14
        Reclassification adjustment
           for gains  included in net loss          2          4          6         20
                                              -------    -------    -------    -------

Comprehensive loss ........................   $(1,132)   $  (779)   $(3,929)   $(3,618)
                                              -------    -------    -------    -------
                                              -------    -------    -------    -------

 The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                         September 30,    December 31,
                                            1998            1997
                                         (Unaudited)
                                         -------------    ------------
ASSETS
  Current assets:
     Cash and cash equivalents .......   $  1,970         $  3,935
     Restricted investments ..........      2,266            1,088
     Accounts receivable, net of
       allowance for doubtful accounts     43,659           37,836
     Prepaid expenses ................      1,857            1,518
     Supplies inventories ............      3,019            2,811
     Income tax receivable ...........      1,236            1,669
     Deferred tax asset ..............      1,581            1,581
                                         --------         --------
                  Total current assets     55,588           50,438
                                         --------         --------
  Property, plant and equipment:
     Land ............................      8,182            8,182
     Buildings and improvements ......     38,057           37,890
     Vehicles and equipment ..........     78,624           77,281
     Furniture and fixtures ..........      2,197            2,190
     Construction in progress ........      4,680            2,756
                                         --------         --------
                                          131,740          128,299
  Less - Accumulated depreciation
     and amortization ................     71,917           66,392
                                         --------         --------
     Net property, plant and equipment     59,823           61,907
                                         --------         --------
  Other assets:
     Goodwill, net ...................     20,212           20,755
     Permits, net ....................     11,013           11,695
     Deferred taxes non-current ......      5,627            5,627
     Other ...........................      4,549            4,523
                                         --------         --------
                  Total other assets .     41,401           42,600
                                         --------         --------
  Total assets .......................   $156,812         $154,945
                                         --------         --------
                                         --------         --------

 The accompanying notes are an integral part of these consolidated financial statements.

                                        CLEAN HARBORS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)

                                                                                    September 30,       December 31,
                                                                                        1998               1997
                                                                                     (Unaudited)
                                                                                   ----------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term
         obligations .............................................................       $   4,034        $   4,037
      Accounts payable ...........................................................          16,853           13,760
      Accrued disposal costs .....................................................           7,061            7,100
      Other accrued expenses .....................................................          13,063           13,548
      Income tax payable .........................................................              90               10
      Deferred tax liability .....................................................             224              224
                                                                                         ---------        ---------
                  Total current liabilities ......................................          41,325           38,679
                                                                                         ---------        ---------
   Long-term obligations, less current maturities ................................          71,281           68,020
   Deferred taxes, long-term .....................................................           6,871            6,871
   Other .........................................................................           1,142            1,351
                                                                                         ---------        ---------
                  Total other liabilities ........................................          79,294           76,242
                                                                                         ---------        ---------
   Commitments and contingencies (Note 4)
   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued and
            outstanding - none ...................................................            --               --
        Series B Convertible;
          Authorized-156,416 shares; Issued and
            outstanding 112,000 (liquidation
              preference of $5,600,000) ..........................................               1                1
      Common Stock, $.01 par value
          Authorized-20,000,000 shares;
            Issued and outstanding-10,356,212 and
               10,101,490 shares, respectively ...................................             104              101
      Additional paid-in capital .................................................          60,518           60,087
      Accumulated other comprehensive loss .......................................              (3)             (12)
      Accumulated deficit ........................................................         (24,427)         (20,153)
                                                                                         ---------        ---------
                  Total stockholders' equity .....................................          36,193           40,024
                                                                                         ---------        ---------
   Total liabilities and stockholders' equity ....................................       $ 156,812        $ 154,945
                                                                                         ---------        ---------
                                                                                         ---------        ---------
          The accompanying notes are an integral part of these consolidated financial statements

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                                           NINE MONTHS ENDED
                                                                              September 30,
                                                                       ---------------------------
                                                                          1998            1997
                                                                       -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss ...............................................       $(3,938)       $(3,652)
                  Adjustments to reconcile net loss to net cash
                      provided by (used in) operating activities:
                  Depreciation and amortization .................         6,823          6,983
                  Deferred income taxes .........................          --           (1,399)
                  Allowance for doubtful accounts ...............           519            495
                  Amortization of deferred financing costs ......           406            551
                  Loss on sale of fixed assets ..................          --              139
         Changes in assets and liabilities:
                  Accounts receivable ...........................        (6,342)          (740)
                  Refundable income taxes .......................           433           (148)
                  Prepaid expenses ..............................          (339)           (12)
                  Supplies inventories ..........................          (208)             3
                  Other assets ..................................           (26)          --
                  Accounts payable ..............................         2,545         (3,586)
                  Accrued disposal costs ........................           (39)        (1,017)
                  Other accrued expenses ........................          (485)        (1,482)
                  Income taxes payable ..........................            80           (162)
                  Other liabilities .............................          (209)           331
                                                                        -------        -------
         Net cash used in operating activities ..................          (780)        (3,696)
                                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment .............        (2,990)        (2,583)
         Proceeds from sale and maturities of
             restricted investments .............................           113          7,307
         Purchase of restricted investments .....................        (1,282)          --
         Proceeds from sale of fixed assets .....................            24          1,814
                                                                        -------        -------
         Net cash provided by (used in) investing
             activities .........................................        (4,135)         6,538
                                                                        -------        -------

 The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                    Unaudited
                                 (in thousands)

                                                                       NINE MONTHS ENDED
                                                                         September 30,
                                                                    ---------------------
                                                                     1998          1997
                                                                    ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (repayments) under
             long-term revolver ............................        (2,253)         2,200
         Payments on long-term obligations .................         5,120         (3,232)
         Additions to deferred financing cost ..............           (15)           (61)
         Proceeds from stock issuance ......................            98            132
                                                                   -------        -------
         Net cash provided by (used in) financing activities         2,950           (961)
                                                                   -------        -------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ...........................................        (1,965)         1,881
         Cash and cash equivalents, beginning of year ......         3,935          1,366
                                                                   -------        -------
         Cash and cash equivalents, end of period ..........       $ 1,970        $ 3,247
                                                                   -------        -------
                                                                   -------        -------
    Supplemental information:
         Non cash investing and financing activities:
                  Stock dividend on preferred stock ........       $   336        $   336



 The accompanying notes are an integral part of these consolidated financial statements.


                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                               Series B
                                                            Preferred Stock         Common Stock
                                                         ----------------------  ----------------------   Additional
                                                         Number of    $0.01 Par   Number of   $0.01 Par    Paid-in
                                                          Shares        Value     Shares       Value       Capital
                                                         ---------    ---------  -------      ---------   ----------
Balance at December 31, 1997 .......................        112          $1       10,101       $101       $60,087

Comprehensive loss
   Net loss ........................................         --          --           --         --            --
   Other comprehensive income, net of tax
     Unrealized gains on securities, net of
        reclassification adjustment (see disclosure)         --          --           --         --            --

Comprehensive loss .................................         --          --           --         --            --

Preferred stock dividends:
 Series B ..........................................         --          --          185          2           334

Employee stock purchase plan .......................         --          --           67          1            91

Proceeds from exercise of stock options ............         --          --            3        --              6
                                                          -----       -----       ------       ----       -------
Balance at September 30, 1998 ......................        112          $1       10,356       $104       $60,518
                                                          -----       -----       ------       ----       -------
                                                          -----       -----       ------       ----       -------
Disclosure of reclassification amount:
  Unrealized holding gains arising in the period ...
  Reclassification adjustment for gains
    included in net loss ...........................

Net unrealized gains on securities .................


                                                                         Accumulated
                                                                           Other
                                                        Comprehensive   Comprehensive                    Total
                                                          Income          Income       Accumulated    Stockholders'
                                                          (Loss)          (Loss)        Deficit          Equity
                                                        -------------   -------------  ---------      -----------
Balance at December 31, 1997 .......................            --          $(12)       $(20,153)       $ 40,024

Comprehensive loss
   Net loss ........................................       $(3,938)           --          (3,938)         (3,938)
   Other comprehensive income, net of tax
     Unrealized gains on securities, net of
        reclassification adjustment (see disclosure)             9             9              --               9

                                                           -------
Comprehensive loss .................................       $(3,929)           --              --              --
                                                           -------
                                                           -------

Preferred stock dividends:
 Series B ..........................................            --            --            (336)             --

Employee stock purchase plan .......................            --            --              --              92

Proceeds from exercise of stock options ............            --            --              --               6
                                                                          ------       ---------       ---------
Balance at September 30, 1998 ......................            --          $ (3)       $(24,427)       $ 36,193
                                                                          ------       ---------       ---------
                                                                          ------       ---------       ---------
Disclosure of reclassification amount:
  Unrealized holding gains arising in the period ...            $3
  Reclassification adjustment for gains
    included in net loss ...........................             6
                                                             -----
Net unrealized gains on securities .................            $9
                                                             -----
                                                             -----

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1  Basis of Presentation

        The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of interim period results. The operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

NOTE 3  Financing Arrangements

        As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note. The Revolver allows the Company to borrow cash and letters of credit based on a formula of eligible accounts receivable. At September 30, 1998, the Revolver balance was $10,679,000, letters of credit outstanding were $5,920,000 and funds available to borrow were approximately $5,300,000. In June 1998, the term of the Revolver was extended from May 8, 1999 to May 8, 2000 under substantially the same terms and conditions.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4  Income Taxes

        SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1997, based upon this review, the valuation allowance was increased to reduce the carrying value of deferred tax assets to the amount that is likely to be realized. Accordingly, no tax benefit has been recorded for the three and nine months ended September 30, 1998, while a tax benefit for the loss for the three and nine months ended September 30, 1997 was recorded. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

        During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. The Company has received a notice of intent to assess state income taxes from one of the states in which it operates. The case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3,000,000 to the state. The Company believes that it has properly reported its state income and is contesting the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5  Loss Per Share

        The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                         Three Months Ended September 30, 1998
                                       -----------------------------------------
                                         Income         Shares        Per-Share
                                       (Numerator)    (Denominator)     Loss
                                       -----------    -------------   ----------
Net loss .......................         $(1,135)
Less preferred dividend ........             112
                                         -------           ------       ------
Basic and diluted EPS ..........         $(1,247)          10,354       $ (.12)
(loss available to shareholders)         -------           ------       ------
                                         -------           ------       ------


                                         Three Months Ended September 30, 1997
                                       -----------------------------------------
                                         Income         Shares        Per-Share
                                       (Numerator)    (Denominator)     Loss
                                       -----------    -------------   ----------
Net loss .......................          $(786)
Less preferred dividends .......            112
                                          -----           ------       ------
Basic and diluted EPS
(loss available to shareholders)          $(898)          10,009       $ (.09)
                                          -----           ------       ------
                                          -----           ------       ------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5  Loss Per Share (continued)


                                         Nine  Months Ended September 30, 1998
                                       ----------------------------------------
                                         Income             Shares      Per-Share
                                        (Numerator)    (Denominator)      Loss
                                       ------------    -------------    ---------
Net loss .......................           $(3,938)
Less preferred dividends .......               336
                                       ------------    -------------    ---------

Basic and diluted EPS
(loss available to shareholders)           $(4,274)           10,271      $  (.42)
                                       ------------    -------------    ---------
                                       ------------    -------------    ---------


                                         Nine  Months Ended September 30, 1997
                                       ----------------------------------------
                                         Income             Shares      Per-Share
                                        (Numerator)    (Denominator)      Loss
                                       ------------    -------------    ---------

Net loss .......................           $(3,652)
Less preferred dividends .......               336
                                       ------------    -------------    ---------

Basic and diluted EPS
(loss available to shareholders)           $(3,988)            9,913      $  (.40)
                                       ------------    -------------    ---------
                                       ------------    -------------    ---------

        The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the periods presented, the options, warrants and convertible stock outstanding have not been included in the preceding calculations, since their inclusion would have been antidilutive for the periods presented.

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


                                                                    Percentage Of Total Revenues
                                                    ---------------------------------------------------------
                                                        Three Months Ended              Nine Months Ended
                                                         September  30,                   September  30,
                                                    ------------------------        -------------------------
                                                      1998            1997            1998             1997
                                                    --------        --------        ---------        --------
Revenues ....................................          100.0%          100.0%           100.0%          100.0%
Cost of revenues:
         Disposal costs paid to third parties           15.0            13.6             14.2            13.3
         Other costs ........................           59.0            61.5             60.4            62.1
                                                    --------        --------        ---------        --------
         Total cost of revenues .............           74.0            75.1             74.6            75.4
Selling, general and administrative
         expenses ...........................           18.9            17.7             18.4            18.7
Depreciation and amortization
         of intangible assets ...............            4.5             4.5              4.7             5.1
                                                    --------        --------        ---------        --------
Income from operations ......................            2.6%            2.7%             2.3%            0.8%
                                                    --------        --------        ---------        --------
                                                    --------        --------        ---------        --------
Other Data:
--------
Earnings before interest, taxes,
      depreciation and amortization
      (EBITDA) (in thousands) ...............       $  3,594        $  3,603        $  10,165        $  8,937

REVENUES

        Revenues for the quarter ended September 30, 1998 were $50,884,000 compared to revenues of $50,137,000 for the quarter ended September 30, 1997, an increase of $747,000 or 1.5%. Revenues increased by 7.0% due to higher volumes of waste processed and field service hours worked in the quarter ended September 30, 1998 as compared to the same quarter of the prior year and pricing was flat in the current quarter as compared to the same period of the prior year. These increases were partially offset by lower revenues on remediation projects performed in the current quarter as compared to the same quarter of the prior year.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES (continued)

         Revenues for the nine months ended September 30, 1998 were $144,851,000 compared to revenues of $137,874,000 for the nine months ended September 30, 1997, an increase of $6,977,000 or 5.1%. Revenues increased by 9.6% due to higher volumes of waste processed and field service hours worked in the nine months ended September 30, 1998 as compared to the same period of the prior year. These increases in revenues were partially offset by a 1.9% decrease in revenues due to pricing and a decrease in revenues due to remediation projects performed.

         Revenues for the nine months ended September 30, 1998 compared to the same period of the prior year continued to be adversely impacted by declining sales prices due to industry-wide pricing pressures. However, there has been a recent improvement in pricing. Management can not predict if this recent improvement in pricing will continue.

         There were no major spills or other events that significantly impacted revenues for the periods presented.

         There are many factors which have impacted, and continue to impact, the Company's revenues. These factors include: competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide over capacity of waste treatment facilities; and direct shipment by generators of waste to the ultimate treatment or disposal location.

COST OF REVENUES

         Cost of revenues were $37,693,000 for the quarter ended September 30, 1998 compared to $37,650,000 for the quarter ended September 30, 1997, an increase of $43,000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. As a percentage of revenues, disposal costs paid to third parties increased from 13.6% for the quarter ended September 30, 1997 to 15.0% for the quarter ended September 30, 1998. This increase in outside disposal expense is due to a 13.8% increase in the volume of wastes handled by the Company which were partly offset by reductions in the waste sent directly to outside disposal vendors from customers' sites.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES (continued)

         Cost of revenues were $108,102,000 for the nine months ended September 30, 1998 compared to $104,023,000 for the nine months ended September 30, 1997, an increase of $4,079,000. As a percentage of revenues, disposal costs paid to third parties increased from 13.3% for the nine months ended September 30, 1997 to 14.2% for the nine months ended September 30, 1998. This increase in outside disposal expense is similarly due to a 21.1% increase in the volume of wastes handled by the Company and an increase in wastes sent directly to outside disposal vendors from customers' sites, which were partly offset by reductions achieved in the internalization of waste.

         Other costs decreased to 59.0% of revenues for the quarter ended September 30 1998, as compared to 61.5% of revenues for the same period of the prior year, and they decreased to 60.4% of revenues for the nine months ended September 30, 1998, as compared to 62.1% of revenues for the same period of the prior year. These decreases were achieved even while the volume of waste processed through the Company's plants increased due to improvements in efficiencies in the plants and cost reductions.

         The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During the first nine months of 1998, the Company continued its process of consolidating common functions to reduce redundant costs and improve the Company's ability to deliver its services. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 8.0% to $9,597,000 for the three months ended September 30, 1998 as compared to $8,884,000 for the same period of 1997. The largest components of the increase are due to increases in headcount due to higher volumes of waste processed, increases in headcount in sales and marketing due to strategic business development initiatives, and increases in compensation to remain competitive in the employment markets in which the Company operates. In addition, the Company experienced increases in other sales and marketing expenses.

         Selling, general and administrative expenses increased 3.7% to $26,674,000 for the nine months ended September 30, 1998 as compared to $25,714,000 for the same period of 1997. The largest components of the increase are due to increases in headcount due to higher volumes of waste processed, increases in headcount in sales and marketing due to strategic business development initiatives, and increases in compensation to remain competitive in the employment markets in which the Company operates. In addition, the Company incurred costs to terminate leases and experienced increases in other sales and marketing expenses. These increases were partially offset by various cost reductions achieved.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE, NET

         Interest expense, net of $2,352,000 for the quarter ended September 30, 1998 was flat as compared to $2,350,000 for same quarter of the prior year. Interest expense, net was $7,010,000 for the first nine months of 1998 as compared to $6,923,000 for the same period of the prior year. The increase in interest expense, net for the first nine months of 1998 when compared to the same period of 1997 is primarily due to a decrease in interest income associated with a reduction in the average balance of restricted cash.

INCOME TAXES

          For the quarter ended September 30, 1998, income tax expense of $90,000 was recorded on a pre-tax loss of $1,045,000 for an effective tax rate of (8.6)%, as compared to an income tax benefit of $235,000 that was recorded on a pre-tax loss of $(1,021,000) for an effective tax rate of 23.0%.

         For the nine months ended September 30, 1998, income tax expense of $270,000 was recorded on a pre-tax loss of $3,668,000 for an effective tax rate of (7.4)%, as compared to a tax benefit of $1,317,000 that was recorded on a pre-tax loss of $4,969,000 for an effective tax rate of 26.5%. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and, in the fourth quarter of 1997, based on this review, the valuation allowance was increased to cover almost all of the net deferred tax assets. Accordingly, the Company recorded no benefit on its books for the future potential value of net operating loss carryforwards generated during the three and nine months ended September 30, 1998, while these tax benefits were recorded for the net operating loss carryforwards generated during the same periods of the prior year.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES (continued)

         During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. The Company has received a notice of intent to assess state income taxes from one of the states in which it operates. The case is currently undergoing administrative review. If the assessment is upheld, the Company may be required to make a payment of approximately $3,000,000 to the state. The Company believes that it has properly reported its state income and is contesting the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

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

FINANCIAL CONDITION AND LIQUIDITY

          For the nine months ended September 30, 1998, the Company's operations consumed $780,000 of cash primarily to finance higher levels of accounts receivable of $6,342,000 due to increased sales and to cover the net loss of $3,938,000 for the period, which were partially offset by non-cash depreciation and amoritization expenses of $6,823,000 and cash provided by an increase in accounts payable of $2,545,000. The Company obtained $2,950,000 from financing activities, which consisted primarily of additional net borrowings, and the Company used $1,965,000 of cash on hand primarily to cover the cash used in operations of $780,000, to fund the additions to property, plant and equipment of $2,990,000 and to make payments into a debt service reserve fund of $1,075,000.

          Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that funds will be available for closure of these facilities, should a facility cease operation, and post closure coverage where required by law. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as assets against its insured liabilities and restricted for future payment of insurance claims. In the nine months of 1997, the Company replaced a portion of the closure insurance issued by its captive insurance company with bonds issued by a bonding company. This allowed the captive insurance company to remit funds previously classified as

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

 restricted cash to the Company. In addition, on December 31, 1996, the Company had on deposit collateral of $5,650,000 with a commercial insurance company to provide for closure and post-closure of its incinerator and landfill. During 1996, the Company renegotiated its agreement with the insurance company to replace collateral with a letter of credit. The cash from this transaction was released to the Company in 1997. As a result of these two transactions, the Company obtained $7,307,000 in the nine months ending September 30, 1997. The Company used these funds, as well as proceeds from the sale of fixed assets of $1,814,000, primarily to reduce debt by $1,032,000, to purchase equipment and improve properties in the amount of $2,583,000 and to cover cash consumed in operations of $3,696,000.

            The Company expects 1998 capital additions to be in the range of $4,300,000.

            The Company's $35,000,000 Loan Agreement with a financial institution provides for certain covenants the most restrictive of which require the maintenance of a minimum level of working capital of $6,000,000 and adjusted net worth of not less than $33,000,000. At September 30, 1998, working capital was $14,263,000 and adjusted net worth was $38,193,000. In addition, the Indenture under which the Company has outstanding $10,000,000 of industrial revenue bonds (the "Bonds") contain certain covenants the most restrictive of which require that the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. On December 31, 1997 and September 30, 1998 the Company was in violation of this covenant. On September 30, 1998, the debt service coverage ratio was 1.16 to 1. Under the terms of the Indenture, the deficiency in the debt coverage ratio will not result in a default, but the Company was required to pay in six equal monthly installments into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to one year's interest on the Bonds. Through September 30, 1998, the Company had paid $1,075,000 into this fund, as required.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

          On September 30, 1998, funds available to borrow under the Revolver were $5,300,000. Management believes that sufficient resources will be available to meet the Company's cash requirements for the foreseeable future. The Company has $50,000,000 of Senior Notes which mature in 2001. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on a favorable interest rate environment when the Company attempts to refinance the borrowings.

          Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January 15, April 15, and July 15, 1998 dividends in common stock. Accordingly, the Company issued 56,000 and 184,644 shares of common stock to the holders of the preferred stock in the three month and nine month periods ended September 30, 1998, respectively. The Company anticipates that the preferred stock dividends payable through 1998 will be paid in common stock.

YEAR 2000

         As has been widely discussed in the media, companies around the world are working on resolving the anticipated problems relating to the year 2000. The problem stems from the fact that much of the computer software, computer hardware and control devices produced in prior years provide only two digits with which to record the year. This may result in these products not functioning or producing unexpected results when the year 2000 is recorded as "00", and the program or device is unable to differentiate whether the "00" represents the year 1900 or 2000. Throughout 1998, the Company has been working on identifying and correcting the year 2000 problems. Although the work is on-going, the Company has identified potential year 2000 issues related to its management information systems, control devices used at its plants, and readiness of vendors and customers for the year 2000.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (continued)

         Starting in 1996, the Company began a major upgrade of its management information systems in order to improve the availability of management information with the ultimate aim being better control over costs and better availability of management information, which management believes will yield improved operating results. As a by-product of this upgrade, the Company believes that all of its major management information systems are currently year 2000 compliant, with the exception of the accounts receivable and human resource systems. The Company has installed an accounts receivable module as part of its new financial software package. The Company is in the process of running the accounts receivable system parallel to the existing system and anticipates that the new accounts receivable system will be fully functional by the end of the first quarter of 1999. The Company has identified a human resource system at a cost of approximately $100,000 that it expects to be able to install in 1999. At this time, the management of the Company believes that all major systems will be year 2000 compliant prior to the end of 1999. Also, the Company has compiled a list of non-core computer software and hardware that is not year 2000 compliant. Although the cost of modifying or replacing the non-core software and hardware that is not year 2000 compliant has not been determined, a review of the list indicates that the cost will not be material to the results of operations of the Company.

         In addition to computer software and hardware, the Company utilizes a variety of control devices in its plants, most of which are not date or time sensitive. Based on an inventory of the control devices, the cost of replacing the control devices that are not year 2000 compliant is expected to be approximately $100,000. The Company plans to replace these control devices during regularly scheduled plant shutdowns in the first quarter of 1999.

         The Company relies on a large number of primary vendors to supply required products and services. Since the unavailability of key goods and services could potentially disrupt the Company's operations, letters have been sent to all primary and secondary vendors to determine their readiness for the year 2000. To date 80% of vendors have responded to the Company's inquiry and all critical vendors are being individually contacted. The effort to qualify all primary vendors and certain potentially key secondary vendors as to their readiness for the year 2000 problem is on-going.

         The Company relies on its customers to pay for services performed within a commercially reasonable period of time. If the computer systems of customers are not year 2000 compliant, there is a possibility that the collection of bills, thus cash flow, could be adversely impacted in the first quarter of 2000. In the first half of 1999, the Company plans on developing policies and procedures to limit the extension of credit to those customers who cannot represent to the Company that their systems are year 2000 compliant, so that there is an assurance that customers who owe money at December 31, 1999 will be able to pay their bills in 2000.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (continued)

         As discussed above, the Company is trying to insure that all mission critical software, hardware and control devices are year 2000 compliant and that there will be no disruption of service to its client base. In addition, the Company is trying to insure that primary suppliers, key secondary suppliers and significant customers are ready for the year 2000. However, due to the pervasive use of computers and control devices throughout all businesses, there is a risk that certain key non-compliant year 2000 devices will be overlooked, which could adversely affect revenues or cash flow early in the year 2000.

          The Company has made significant progress on resolving problems related to the year 2000. The Securities and Exchange Commission in Release 33-7558, DISCLOSURE OF YEAR-2000 ISSUES AND CONSEQUENCES BY PUBLIC COMPANIES, INVESTMENT ADVISERS, INVESTMENT COMPANIES, AND MUNICIPAL SECURITIES ISSUERS, dated August 4, 1998 requires that all companies disclose their most reasonably likely worst case scenario assuming that they are unable to make any further future progress on resolving known problems related to the year 2000. Although the Company intends to work diligently to resolve known year 2000 problems, the Company believes that the most reasonably likely worst case scenarios of not being able to make any further progress on its known year 2000 problems would be a decrease in revenue due to disruptions in plant operations, a decrease in cash flow due to inefficient collection of monies owed the Company because of the accounts receivable system, a disruption in cash flow due to our customers not being able to pay their bills due to their systems being non-compliant and a decrease in revenues due to the inability of the Company to obtain required goods and services because of the vendor's systems being non-compliant. The Company will continue to monitor the situation and will continue to develop contingency plans as required.

NEW ACCOUNTING PRONOUNCEMENT

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

         The lawsuit challenges the legal authority of the City of Chicago to impose the charge. The Company contends the charge is, among other things, an unlawful tax on service occupations in violation of the Illinois Constitution. The Company was seeking: (1) a declaration by the Circuit Court of Cook County that the challenged charge is unconstitutional or otherwise unlawful; (2) an injunction against the City's continued assessment and collection of the charge; and (3) a refund of all charges paid plus interest.

         On July 21, 1998 the Judge in the case issued a Final Order declaring the City of Chicago waste fee to be unconstitutional under Illinois law. On August 7, 1998 the City filed a motion with the Court to reconsider its Final Order. On September 11, 1998 the Court denied the City's motion for reconsideration of its July 21st Final Order.

         On October 27, 1998 the Judge granted the Company's motion to dismiss the City's affirmative defenses of waiver and estoppel with prejudice. The defenses of laches and statute of limitations were dismissed without prejudice. The City's affirmative defense of voluntary payment was allowed to stand.
The Company has until November 20, 1998 to file its response.

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

B)  Reports on Form 8-K
          None

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



                                            Clean Harbors, Inc.
                                            -------------------------
                                            Registrant





  Dated:  August 12, 1998                   By:  /s/ Alan S. McKim
                                            --------------------------------
                                            Alan S. McKim
                                            President and
                                            Chief Executive Officer





  Dated:  August 12, 1998                   By:  /s/ Roger A. Koenecke
                                            ---------------------------------
                                            Roger A. Koenecke
                                            Senior Vice President and
                                            Chief Financial Officer