Form 10-K
period 1998-12-31
CLEAN HARBORS INC
filed 1999-03-31
CIK 822818

             AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION MARCH 30, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                          Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 15, 1999, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $10,260,091. Reference is made to Part III of this report for the assumptions on which this calculation is based.

    On March 15, 1999, there were outstanding 10,521,355 shares of Common Stock, $.01 par value.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement for its 1998 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 1999) are incorporated by reference into part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 1999.

                                     PART I

ITEM 1. BUSINESS

    Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), operates in one industry segment and provides a wide range of hazardous waste management services to a diversified customer base in the United States and Puerto Rico. The Company is managed on a regional basis, with a full range of services being offered in the Northeast, Mid-Atlantic and Midwest regions, and has a strong presence in the Southern region. The Company has a network of sales and regional logistics offices and service centers located in 23 states and Puerto Rico. The service centers interface with customers, and perform a variety of environmental remediation and hazardous waste management activities. The Company has 12 waste management facilities around the country which store, treat and dispose of industrial wastes. The Company also provides analytical testing, technical, and consulting and information management services, which complement its primary services and permit it to offer complete solutions to its customers' complex environmental requirements.

    The Company is one of the largest providers of industrial waste management services in the United States. There are three major competitors, namely Chemical Waste Management, Inc., Philip Services Corp. and Safety-Kleen Corp., and a number of smaller companies against which the Company competes. The Company seeks to be recognized by its customers as the premier supplier of a broad range of value-added industrial waste management services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. The Company's principal customers are utility, chemical, petroleum, transportation and industrial firms, educational institutions, and other waste management companies and government agencies.

    The Company's earnings have been adversely affected by continued poor conditions in the hazardous waste disposal industry. Intense price competition, waste minimization by industrial firms, unpredictable event business and fewer large scale remediation projects generating waste for disposal contributed to weakness across all segments of the hazardous waste disposal industry. The Company has responded to industry conditions by implementing aggressive cost cutting measures and by enhancing revenue through increasing market share. These efforts to improve profitability are continuing.

    Federal and state environmental regulation and enforcement programs have been a major factor in providing demand for environmental services. The Company believes that its business depends in large part on customers' confidence in the Company's ability to comply with these regulations and to manage effectively the risks involved in providing these services. As part of its commitment to employee safety and quality customer service, the Company has an extensive compliance program and a trained environmental, and health and safety staff. The Company adheres to a risk management program designed to reduce potential liabilities for the Company and its customers.

    The Company was incorporated in the state of Massachusetts in 1980. The principal offices of the Company are located in Braintree, Massachusetts.

BUSINESS STRATEGY

    The Company's strategy is to develop and maintain an ongoing relationship with a diversified group of customers who have recurring needs for multiple services and information technologies in managing their overall environmental program.

    In order to maintain and enhance its position in the industrial waste management industry within the core markets in which it operates, the Company strives to achieve internal growth through expanding the network of service centers within the primary regions in which it operates, increasing utilization of existing facilities by increasing volumes of waste processed, developing new waste management services, and providing consulting and information management services. In addition, the Company has achieved external growth through strategic acquisitions.

    EXPANDED NETWORK OF SERVICE CENTERS. The Company currently has 17 service centers, 4 of which were opened in 1998. By opening additional service centers within the regions in which it operates, the Company believes that it can, with minimal expenditure of funds, increase its market share. The additional waste that is generated within its territory can be sent to existing waste processing facilities.

    IMPROVED UTILIZATION OF WASTE MANAGEMENT FACILITIES. The Company currently has 12 waste management facilities which represent a substantial investment in permits, plants and equipment. This network of facilities provides the Company with significant operating leverage. There are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, the Company can expand the range of treatment services which it offers to its customers without the large capital investment necessary to acquire or build new waste management facilities.

    NEW WASTE MANAGEMENT SERVICES. Industrial waste generators are demanding alternatives to traditional waste disposal methods in order to increase recycling and reclamation and to minimize the end disposal of hazardous waste. The Company utilizes its technological expertise and innovation to improve and expand the range of services which it offers to its customers, and to develop less expensive methods of disposing of hazardous waste.

    In 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska, to incinerate liquid and solid wastes. The availability of the Kimball incinerator has reduced the Company's dependence on outside disposal vendors.

    CONSULTING AND INFORMATION MANAGEMENT SERVICES. In 1998, the Company created a new subsidiary, Harbor Management Consultants, Inc. ("Harbor Management") to provide consulting services and environmental information management systems to a broad array of customers throughout the United States. The Company believes that there is an opportunity to bring additional value to the environmental departments of generators of hazardous waste by providing the expertise required to streamline their environmental programs. Harbor Management provides software development, systems integration, consulting and onsite management services.

    CAPITALIZATION ON INDUSTRY CONSOLIDATION. The Company believes that its large industrial customers will ultimately require a comprehensive range of waste treatment capabilities, site services, industrial maintenance services and emergency response services to be provided by a select number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to its customers' needs, the Company has increased the range of waste management services it offers and is following a strategy of acquiring companies in existing, contiguous and new market areas. Acquisitions within the Company's existing areas of operation serve to capture incremental market share, while geographic expansion creates new market opportunities. The

Company continues to evaluate other business opportunities in order to enhance service to its existing customer base and expand its customer base.

ACQUISITIONS

    The Company has completed two acquisitions since January 1, 1994.

   DATE OF
 ACQUISITION                                        ACQUISITION                                       PURCHASE PRICE
-------------  -------------------------------------------------------------------------------------  --------------
       1994    The assets of a hazardous and nonhazardous oil reclamation facility located near        $0.4 million
               Richmond, Virginia

       1995    The assets of a newly constructed hazardous waste incinerator located in Kimball,       $5.2 million
               Nebraska

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

                        SERVICES PROVIDED BY THE COMPANY

SERVICES

    The Company provides a wide range of hazardous waste management services. The services provided can be discussed in three categories; treatment and disposal of industrial wastes ("Treatment and Disposal"); site services provided at customer sites ("Site Services"); and specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPack" -Registered Trademark-). Although they are discussed separately to provide an understanding of the services offered, Site Services and CleanPack as well as the collection of industrial wastes from customers are managed as one full line service offering. Site Services, CleanPack and the collection of industrial wastes from customers are all typically provided from one service location. The Company markets these services through its sales organizations and, in many instances, services in one category support or lead to work in other service categories.

    In addition to these three principal categories, the Company also provides technical services such as analytical testing, site characterization, remediation, personnel training, and consulting and information management services. Such technical services primarily support the Company's principal services, although technical services are also offered on a stand-alone commercial basis.

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

    WASTEWATER TREATMENT. The Company's wastewater treatment operations involve processing hazardous wastes and non-hazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater processing operations are then disposed of off-site at facilities owned and operated by unrelated businesses, while the treated effluent is discharged to the local sewer system under permit.

    The Company treats a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

    --  acids and caustics;

    --  ammonias, sulfides and cyanides;

    --  heavy metals, ink wastes and plating solutions;

    --  landfill leachates and scrubber waters; and

    --  oily wastes and water soluble coolants.

    Wastewater treatment can be economical as well as environmentally sound, by combining different wastewaters in a "batching" process that reduces costs for multiple waste stream disposal. For instance, acidic waste from one source can be neutralized with alkaline from a second source to produce a neutral solution.

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

    RESOURCE RECOVERY. Resource recovery involves the treatment of wastes using various methods which effectively remove contaminants from the original material to restore its fitness for its intended purpose and to reduce the volume of waste requiring disposal. The Company operates treatment systems for the reclamation and reuse of certain wastes, particularly solvent-based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes.

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

    CLEAN EXTRACTION SYSTEM. The Clean Extraction System ("CES") is a hazardous waste treatment system commercialized by the Company at its Baltimore facility, which extracts organic compounds from industrial wastewater. CES removes organic contaminants such as gasoline, acetone, methylene chloride, pesticides and other chemicals from industrial wastewater known as "lean water." Lean water is generated by firms such as oil companies, utilities, and manufacturers of specialty chemicals and pharmaceuticals.

    The CES process enables the Company to handle a broad range of complex, difficult to treat organic and inorganic wastewaters which would otherwise be sent to other companies for disposal. CES offers the Company's industrial customers, such as chemical or pharmaceutical companies, an attractive recycling alternative to incineration or deep well injection of their waste systems.

    DISPOSAL. After treatment of industrial wastes at the Company's facilities, the hazardous waste residues (such as sludges) which remain after such treatment are disposed of in facilities operated by third parties. The Company also arranges for the disposal of its customers' hazardous wastes which cannot be treated at Company-owned facilities. Wastes which cannot be disposed of in the Nebraska hazardous waste incinerator are sent to other incinerators, landfills and disposal facilities operated by third parties. On occasion, a customer's waste may be shipped directly to another disposal company, such as a landfill or incinerator, if the size of the waste shipment or its characteristics are such that the waste does not need to pass through one of the Company's own waste management facilities. The Company has negotiated favorable commercial terms with a number of disposal companies.

SITE SERVICES

    The Company provides a wide range of environmental site services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided primarily to large chemical, petroleum, transportation, utility, industrial waste management companies and governmental agencies. The Company's strategy is to identify, evaluate, and solve its customers' environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each project.

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

    GROUNDWATER RESTORATION. The Company's groundwater restoration services typically involve response to above-ground spills, leaking underground tanks and lines, hazardous waste landfills, and leaking surface impoundments. Groundwater restoration efforts often require complex recovery systems, including recovery drains or wells, air strippers, biodegradation or carbon filtration systems and containment barriers. These systems and technologies can be used individually or in combination to remove a full range of floating or dissolved organic compounds from groundwater. The Company designs and fabricates mobile or fixed site groundwater treatment systems.

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

    EMERGENCY RESPONSE. The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings or facilities are extensively contaminated. The Company has established specially trained emergency response teams which operate on a 24-hour basis from their service centers. The Company has also established a program called CleanER-TM-, which is a sub-contractor network responding to emergency response actions. Many of the Company's remediation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

    Emergency response projects require trained personnel, equipped with protective gear and specialized equipment, prepared to respond promptly whenever these situations occur. To meet the staffing requirements for emergency response projects, the Company relies in part upon a network of trained personnel who are available on a contract basis for specific project assignments. The Company's health and safety specialists and other skilled personnel assist site managers in supervising these projects during and subsequent to the cleanup. The steps performed by the Company include rapid response, containment and control procedures, analytical testing and assessment, neutralization and treatment, collection, and transportation of the substances to an appropriate treatment or disposal facility.

CLEANPACK-REGISTERED TRADEMARK- SERVICES

    The Company provides specialized handling, packaging, transportation and disposal of laboratory quantities of outdated hazardous chemicals and household hazardous wastes, and waste pesticides and herbicides.
CleanPack-Registered Trademark- chemists utilize the Company's CHOICE-TM- waste management software system to support the Company's packaging services and complete the regulatory information required for every pick-up. The CleanPack-Registered Trademark- operation services a wide variety of customers including:

    --  pharmaceutical companies;

    -- engineering, and research and development departments of industrial companies;

    --  college, university and high school laboratories;

    --  commercial laboratories;

    -- hospitals and medical care laboratories and Veterans Administration facilities;

    --  state agencies, regional and county programs, and local municipalities;
       and

    -- thousands of farmers and residents through household hazardous waste and pesticide/herbicide collection programs.

    CleanPack-Registered Trademark- chemists collect, identify, label, and package waste into Department of Transportation approved containers. Lab packed wastes are then transported to one of the Company's facilities where the waste is consolidated for recycling, reclamation, fuels blending, aqueous treatment, incineration, or secure chemical landfill.

    Other services provided by the Company's CleanPack-Registered Trademark-operations include:

    HIGH HAZARD SERVICES. Reactive Materials Technicians utilize specialized equipment and training to stabilize and desensitize highly reactive and potentially explosive chemicals.

    CLEANPACK-REGISTERED TRADEMARK- SERVICES. The Company provides training, technical support, and disposal services for customers with the resources and experience to package their own waste chemicals.

    LABORATORY MOVE SERVICES. CleanPack-Registered Trademark- chemists properly and safely segregate, package, transport, and un-package hazardous chemicals being moved from older laboratories to newer laboratories.

TECHNICAL SERVICES

    Technical services consist primarily of analytical testing, site characterization, remediation, personnel training, and consulting and information management services. The Company's analytical testing laboratories assist in performing a wide range of quantitative and qualitative analyses to assist in determining the existence, nature, level, and extent of contamination in various media. The Company's site remediation staff identifies, evaluates and implements the appropriate environmental solution.

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

    --  decontamination and decommissioning operations; and

    --  high hazard materials handling.

    The Company operates a state-certified analytical testing laboratory at its waste handling facility in Braintree, Massachusetts, which tests samples provided by customers to identify and quantify toxic pollutants. The laboratory staff evaluates the properties of a given material, selects appropriate analytical methods and executes a laboratory work plan that results in a comprehensive technical report. The Company also maintains laboratories at its other principal waste management facilities to identify and characterize waste materials prior to acceptance for treatment and disposal.

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

    CONSULTING AND INFORMATION MANAGEMENT SERVICES. Harbor Management provides customers with the expertise to streamline their environmental programs through software development, systems integration, consulting and on-site management services. The Company has developed a proprietary software product CHOICE-Registered Trademark-, as an on-site software product that provides such key features as: waste tracking, manifesting, waste profiling, labeling, least cost procurement and cost allocation reporting. Customers can link their data via the internet to the Company through CleanLink-Registered Trademark- web enabled software. CHOICE-Registered Trademark- combined with CleanLink-Registered Trademark- provides customers with a total information package of inventory management, waste shipment and waste tracking information.

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

CUSTOMERS

    The Company's sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company's services. The Company's customer list includes many of the largest industrial companies in the United States. In addition, the Company's customers include most of the major utilities in the Northeast and Mid-Atlantic regions as well as many in the Midwest. The Company's customers are primarily chemical, pharmaceutical, petroleum, transportation, utility and industrial firms, other waste management companies, and government agencies. Management believes that the Company's diverse customer base, in terms of number, industry and geographic location, as well as its large presence in New England and the Mid-Atlantic, provide it with a recurring revenue base. The Company estimates that more than 83% of its revenues are derived from previously served customers with recurring needs for the Company's services. For the years ended December 31, 1998, 1997 and 1996, no single customer accounted for more than five percent of the Company's revenues. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

    Although the Company's customer base is diverse, two industry groupings each provided over 10% of the Company's revenue in 1998. Approximately 23% of the Company's revenues in 1998 were from the chemical and allied products industries, while approximately 12% were from the electric, gas and sanitary industries. In 1997, those same two industry groupings each provided over 10% of the Company's revenue, with approximately 15% of the Company's revenues from the chemical and allied products industries and approximately 13% from the electric, gas and sanitary industries. In addition to serving industrial customers such as utilities, railroads, pipelines, pharmaceutical manufacturers, and chemical companies, the Company serves health care and educational institutions, federal, state and local governmental bodies, and thousands of small quantity generators.

    Under applicable environmental laws and regulations, generators of hazardous wastes retain legal liability for the proper handling of those wastes up to and including their ultimate disposal. In response to these potential concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have decreased the number of providers they use for such services. The Company has been selected as an approved vendor by large generators because the Company possesses comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and has the expertise necessary to comply with applicable environmental laws and regulations. By becoming an approved vendor for a large waste generator or other purchaser, the Company becomes eligible to provide waste management services to the multiple plants and projects of each generator or purchaser located in the Company's service areas. However, in order to obtain such approved vendor status, it may be necessary for the Company to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit the Company's facilities and operations to ensure that the Company's waste management services are being performed in compliance with applicable laws and regulations and other criteria established by the Company and by such customers.

COMPLIANCE/HEALTH & SAFETY

    The Company regards compliance with applicable environmental regulations and the health and safety of its workforce as critical components of its overall operations. The Company strives to maintain the highest professional standards in its compliance and health and safety activities. The Company's internal operating protocols are in many instances more stringent than those imposed by regulation. The Company's compliance program has been developed for each of its waste management facilities and service centers under the direction of the Company's corporate staff. The compliance, and health and safety staffs are responsible for permitting facilities and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. The Company also performs periodic audits and inspections of the disposal facilities of other firms utilized by the Company.

    The Company's treatment, storage and recovery facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although the Company's facilities have been cited on occasion for regulatory violations, the Company believes that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full-time compliance or health and safety representative to oversee the implementation of the Company's compliance program at the facility or service center. These highly-trained regulatory specialists are independent from operations and report to the Director of Regulatory Affairs or the Director of Health and Safety, who in turn report to the Company's General Counsel.

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

The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred, relating to RCRA facilities, for the year ended December 31 (in thousands):

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Environmental expenditures capitalized................................  $     674  $     564  $     420
Environmental expenses incurred.......................................         95        256        176
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
                                                                        $     769  $     820  $     596
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Although further investigation may cause a change in estimates, the Company expects remediation expenditures of the magnitude incurred for the last three years to continue for the foreseeable future. The Company believes that environmental cleanup can be financed out of results from operations and that compliance with environmental laws will not adversely affect its competitive position.

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

    The Company disposes of its wastes at the Company's Kimball incineration facility, Cleveland and Baltimore waste water treatment facilities and facilities owned and operated by firms which the Company has audited and approved. Typically, the Company applies established technologies to the treatment, storage and recovery of hazardous wastes. The Company believes its operations are conducted in a safe and prudent manner, and in substantial compliance with applicable laws and regulations.

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

    The Company has pollution liability insurance policies covering the Company's potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste, and as a handler of waste at the Company's facilities. The Company has contractor's liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate, covering off-site remedial activities and associated liabilities. Lloyds of London provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $29,000,000. This Lloyds of London policy covers liability in excess of $1,000,000 for pollution caused by sudden and accidental occurrences at the Company's facilities and during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site. The Company's $30,000,000 excess automobile liability insurance provides additional coverage for any in-transit pollution losses from accidents over and above the Lloyds of London coverage, so that it has a total of $59,000,000 of in-transit coverage.

    Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. In 1989, the Company established a captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write professional liability and pollution liability insurance for the Company and its operating subsidiaries. RCRA, the Toxic Substances Control Act ("TSCA") and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate per year for sudden occurrences and $3,000,000 per occurrence and $6,000,000 in the aggregate per year for non-sudden occurrences. Currently, the Company uses its captive insurance company to provide (i) the first $1,000,000 of insurance against liability from sudden and non-sudden occurrences at its facilities, with the excess coverage provided by Lloyds of London, and (ii) the full policy limits of $3,000,000 per occurrence, $6,000,000 aggregate, of insurance for non-sudden occurrences.

    Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities, should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating, and sending the material to another company for disposal. The Company has obtained surety bonds to provide such financial assurance for closure of the waste management facilities it currently operates, with the exception of the Kimball incinerator, and the lagoons and defunct CWM incinerator located at the Chicago facility. The Kimball incinerator has closure and post-closure insurance provided by a commercial insurer. Closure for the lagoons and defunct CWM incinerator at the Chicago facility is provided by an insurance company owned by the Company. This liability is fully funded.

    The Company's ability to continue conducting its industrial waste management operations could be adversely affected if the Company should become unable to obtain sufficient insurance or surety bonds to meet its business and regulatory requirements in the future. The availability of insurance may also be influenced by developments within the insurance industry, although other businesses in the industrial waste management industry would be similarly impacted by such developments.

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

COMPETITION

    The Company competes with three major companies, namely Chemical Waste Management, Inc. Philip Services Corp. and Safety-Kleen Corp., and numerous small companies. Each of such competitors is able to provide one or more of the industrial waste management services offered by the Company, and some of which have access to greater financial resources. The Company believes it offers a more comprehensive range of industrial waste management services than its competitors in major portions of its service territory. The Company also believes that its ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage for the Company.

    Treatment and disposal operations are conducted by a number of national and regional waste management firms. The Company believes that the ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

    In site services, the Company's competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. The Company believes that availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors.

EMPLOYEES

    As of March 15, 1999, the Company employed 1,228 people on a regular basis. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

    The properties of the Company consist primarily of its 12 waste management facilities and 17 service centers, various environmental remediation equipment, and a fleet of approximately 750 registered pieces of transportation equipment. Most service center locations are leased, and occasionally move to other locations as operations and space requirements change. All of the waste management facilities are owned by the Company, except (i) the Chicago hazardous waste management facility which is leased with terms (including extensions) that expire September 2020, (ii) the Woburn, Massachusetts waste oil treatment and storage facility which is leased with terms (including extensions) that expire February 2013, and (iii) the Virginia waste oil treatment and storage facility which is leased with terms (including extensions) that expire February 2002. In connection with the placement of an industrial revenue bond in 1996, the Company entered into a facilities lease with the City of Kimball, Nebraska, whereby the City acquired a leasehold interest in the Kimball incinerator and the Company leased the incinerator back from the City. The Company retains title to the incinerator.

    HAZARDOUS WASTE MANAGEMENT FACILITIES. The Company operates hazardous waste management facilities at which it processes, treats and temporarily stores hazardous wastes for later resale, reuse, or off-site treatment or disposal. Every facility that treats, stores or disposes of hazardous wastes must obtain a license from the federal EPA or an authorized state agency and must comply with certain operating requirements. See "Environmental Regulation--Federal Regulation of Hazardous Waste" below for a description of licenses issued under RCRA. The Company's hazardous waste management facilities are subject to RCRA licensing and have been issued RCRA Part B licenses, except for the Virginia facility which operates under interim status, or are regulated under the Clean Water Act or state or municipal regulations.

    In recent years the Company has made substantial modifications and improvements to the physical plant, and treatment and process equipment at its treatment facilities. These modifications are consistent with the Company's strategy to upgrade the quality and efficiency of treatment services, to expand the range of services provided, and to ensure regulatory compliance and operating efficiencies at these facilities. Major features of this program are the addition of new treatment systems, expansion of analytical testing laboratories, drum storage and processing facilities, and equipment rearrangement and replacement to improve operating efficiency. Further, the Company believes that it can, with minor modifications at its plants, make changes such that the existing plants under certain circumstances would be able to process significantly increased volumes of hazardous wastes.

    CHICAGO, IL. The Chicago, Illinois facility is located on the south side of Chicago, on Lake Calumet. It provides treatment of nonhazardous and hazardous industrial wastewaters, hazardous waste fuels blending, drummed waste processing and consolidation, and transfer and repackaging of laboratory chemicals into lab pack containers. In November 1993, the Illinois EPA issued a Part B license for a ten-year term.

    In November, 1995, the Company acquired assets from Chemical Waste Management, Inc. ("ChemWaste") on an adjoining leased site, together with the existing improvements, in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the adjoining site. The existing improvements on the ChemWaste site, and other improvements completed from 1995 through 1997 by the Company, have expanded the waste storage and handling capabilities at the Chicago plant. Waste materials are shipped via rail and truck to Chicago. The waste materials are either treated or processed, or are accumulated for bulk shipment to disposal facilities.

    Under the sharing arrangement with ChemWaste, the Company could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment, and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company believes that it can appropriately capitalize as additional purchase cost expenditures in excess of amounts accrued that are required to clean up the property. In addition, the Company entered into a five year disposal services agreement with ChemWaste in connection with the acquisition of the assets on the adjacent site. Pursuant to the terms of the disposal services agreement, the Company has agreed to use its best efforts to deliver waste materials to ChemWaste facilities for disposal subject to certain customer preferences, scheduling and other considerations.

    KIMBALL, NE. In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, an affiliate of Amoco Oil Company. The Kimball facility includes a 45,000 ton-per-year fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. The incinerator has a RCRA Part B license issued by the Nebraska Department of Environmental Quality ("NDEQ"). This permit expired in November 1998. The Company submitted a timely renewal application and expects that a new RCRA and air permit will be issued by NDEQ in 1999. While waiting for issuance of its new permits, the Company can continue to operate under the terms of its expired permit.

    The incinerator is located on a 600 acre site, which includes a landfill for disposal of incinerator ash. If the chemical composition of the ash meets permit requirements, the ash can be classified as "delisted" and will no longer be regulated as a hazardous waste under federal and state laws. Although the ash will be classified as nonhazardous, the landfill has been constructed to meet the same stringent requirements as landfills designed to handle hazardous waste.

    As part of the acquisition, the Company agreed to make royalty payments to Ecova Corporation through 2004, based on the number of tons processed at the facility.

    BRAINTREE, MA. The Braintree facility is located just south of Boston. The facility is primarily engaged in drummed waste processing and consolidation, solvent recovery, transformer decommissioning, PCB storage and processing, blending of waste used as supplemental fuel by cement kilns or industrial furnaces, and pretreatment of waste to stabilize it before it is sent to landfills. The facility was acquired by the Company in 1985 and operates under a Hazardous Waste Facility License issued by the Massachusetts Department of Environmental Protection (the state equivalent of a Part B license) which became effective on January 13, 1999 for a period of 5 years.

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

    CLEVELAND, OH. The Cleveland, Ohio facility is located south of downtown Cleveland. It is a wastewater treatment facility that treats nonhazardous and hazardous industrial wastewaters, and it serves as a transfer station for various types of containerized hazardous and nonhazardous waste. The facility is not subject to Part B licensing requirements, since its on-site wastewater treatment activities are regulated pursuant to the Clean Water Act and therefore are exempt from RCRA.

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

    CINCINNATI, OH. The facility is located north of downtown Cincinnati, Ohio. It provides hazardous wastewater treatment, drummed waste processing and consolidation, pretreatment of waste to stabilize it before it is sent to landfills, fuels blending, and transfer of lab pack containers. The facility is also authorized to handle PCBs. The facility holds a state Hazardous Waste Facility Installation and Operation permit (RCRA Part B) which was renewed in December 1993 for a five-year term. A federal permit under the Hazardous and Solid Waste Amendments to RCRA was issued in December 1996. In December 1998, the Company submitted a permit application, which allows operations to continue until the state issues the renewal permit.

    WASTE OIL TREATMENT AND STORAGE FACILITIES. The Company has four waste oil treatment and storage facilities: two in Massachusetts, one in Maine and one in Virginia. The Massachusetts facilities are located in Kingston and Woburn, in the Boston area. The Kingston facility has a state recycling permit and is able to store oil collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility is also used for maintenance activities, and for training employees of the Company and third-party customers. The Woburn facility is a waste oil storage and transfer facility, and received a Part B license in October 1993 for a five-year term. A renewal application was submitted to the state in November 1998, which allows operations to continue until the renewal application is approved.

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

    The Virginia facility is located near Richmond and was acquired in September 1994. The facility is able to store waste oil and gasoline-contaminated hazardous wastes collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The state has agreed that this facility is regulated under the Clean Water Act and is, therefore, exempt from many RCRA requirements; however, at this time, the facility operates under RCRA interim status.

                            ENVIRONMENTAL REGULATION

    While the Company's business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the industrial waste management industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. The Company is required to obtain federal, state and local licenses or approvals for each of its hazardous waste facilities. Such licenses are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. The Company has acquired all operating licenses and approvals now required for the current operation of its business, and has applied for or is in the process of applying for all licenses and approvals needed in connection with continued operation and planned expansion or modifications of its operations.

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

    Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA license from the EPA or an authorized state agency, and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary license application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained interim status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B licensing process). Interim status facilities may continue to operate pursuant to the Part A Application until their Part B licensing process is concluded. Only the Company's Virginia facility operates under interim status.

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

    The Company has begun RCRA corrective action investigations at its Part B licensed facilities in Braintree, Natick, and Woburn, MA; as well as Chicago, IL; and Cincinnati, OH. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and on Main Street in South Portland, Maine. Corrective action at the Bristol, Connecticut, facility was completed in 1996. The Company spent approximately $769,000, $820,000 and $596,000 on corrective action at the foregoing facilities for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which was estimated to be in the range of $2,000,000, by, among other things, performing site services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts to PECO of $877,000 and $709,000 through December 31, 1998 and 1997, respectively. The Company had $623,000 and $791,000 accrued relating to this liability at December 31, 1998 and 1997, respectively. No estimate can be made as to when the remediation activity will be completed.

    In the fourth quarter of 1998, PECO informed the Company that PECO had expended approximately $3,500,000 relating to the site. The Company reviewed the expenditures made and believes that it is not responsible for a significant portion of the expenditures made by PECO either because (i) the expenditures were for remediation rather than for the corrective action investigation and the results of the corrective action investigation did not link the contamination to the operations of the Company or (ii) the expenditures were to contain current releases of contamination caused by entities other than the Company. The Company is currently discussing the expenditures made by PECO with representatives of PECO. The Company believes that the ultimate resolution of this dispute will not have a material impact on its financial position or results of operations.

    While the final scope of the work to be performed at all of the sites described above has not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that accruals have been established when required and such costs are not expected to have a material effect on its results of operations or its competitive position, and that it will be able to finance from results of operation any additional corrective action required at the sites.

    The Bristol, Connecticut and Cincinnati, Ohio facilities were acquired from a subsidiary of Southdown, Inc. Southdown Inc. has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site, including the cost of corrective action, or waste disposed of off-site, including any liability under the Superfund Act, at those facilities.

    THE SUPERFUND ACT. The Superfund Act provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See "Item 3--Legal Proceedings" for a description of certain such proceedings involving the Company.

    CLEAN WATER ACT. This legislation prohibits discharges into the waters of the United States without governmental authorization. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of its treatment process, the Company's wastewater treatment facilities generate wastewater, which they discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. The Clean Water Act also serves to create business opportunities for the Company, since the Act may prevent industrial users from discharging their untreated wastewaters into the sewer. If these industries cannot meet their discharge specifications, then they may utilize the services of an off-site pretreatment facility such as those operated by the Company.

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

    The Company believes that each of its facilities is in substantial compliance with the applicable requirements of RCRA, state laws and regulations. Eleven of the Company's 12 waste management facilities have been issued final licenses. The Richmond facility operates under interim status. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. The Company anticipates that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that the Company will be able to comply with such requirements.

    The Company's wastewater treatment facilities are also subject to state and local regulation, most significantly, sewer discharge regulations adopted by the governmental entities which receive treated wastewater from the treatment processes. The Company's continued ability to operate its liquid waste treatment process at each such facility is dependent upon its ability to continue these sewer discharges.

    The Company's facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Local sewer discharge and flammable storage requirements are applicable to certain of the Company's facilities. The Company's facilities are subject to local siting, zoning and land use restrictions. Although the Company's facilities occasionally have been cited for regulatory violations, the Company believes it is in substantial compliance with all federal, state and local laws regulating its business. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRP's do not pay their share of such costs.

ITEM 3. LEGAL PROCEEDINGS

    Certain Company subsidiaries have transported or generated waste sent to sites, which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes at 27 state and federal Superfund sites.

    Fourteen of these sites involve two subsidiaries which the Company acquired from ChemWaste, which is a former subsidiary of Waste Management, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Company's Braintree and Natick subsidiaries in these 14 cases, including legal fees and settlement costs.

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

    Six of the sites involve former subsidiaries of ChemClear Inc. One of the six sites is the Strasburg Landfill site in Pennsylvania, which the Company settled with the U.S. Government in late 1998. The Company is also a settling party at the other five ChemClear sites. The Company believes its ultimate exposure in these cases will not have a material impact on its financial position or results of operations.

    Mr. Frank, Inc., which was acquired by the Company in July 1992, is involved in four Superfund sites, as a transporter of waste generated by others prior to the Company's purchase of Mr. Frank, Inc. The Company acquired Mr. Frank, Inc. in exchange for 233,000 shares of the Company's common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers' agreement to indemnify the Company against potential liabilities, including environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc.

    The Company believes that any future settlement costs arising from any or all of the 25 Superfund sites described above will not be material to the Company's operations or financial position. The Company has also been identified as a PRP at two additional sites, at which the Company believes that it has no liability. The Company routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the Company and other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1998, the Company had accrued environmental costs of $296,000 for cleanup of Superfund sites.

    Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the EPA, are conducting an inquiry concerning certain railcars which were destined for the Company's Kimball, Nebraska incinerator. Several railcars containing waste material generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad Company. The Company has cooperated fully with federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, no assurances can be given that the government authorities will not reach a different conclusion or attempt to levy penalties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

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

1997                                                                              HIGH        LOW
------------------------------------------------------------------------------  ---------  ---------
First Quarter.................................................................  $   2.688  $   1.375
Second Quarter................................................................      1.813      1.188
Third Quarter.................................................................      3.375      1.500
Fourth Quarter................................................................      2.750      1.438

1998                                                                              HIGH        LOW
------------------------------------------------------------------------------  ---------  ---------
First Quarter.................................................................  $   2.063  $   1.250
Second Quarter................................................................      3.000      1.750
Third Quarter.................................................................      3.313      1.813
Fourth Quarter................................................................      2.625      1.313

    On March 15, 1999 there were 696 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name.

    The Company has never declared nor paid any cash dividends on its common stock. In February 1993, the Board of Directors authorized the issuance of up to 156,416 shares designated as Series B Convertible Preferred Stock (the "Preferred Stock"), with a cumulative dividend of 7% during the first year and 8% thereafter, payable either in cash or by the issuance of shares of common stock. On February 16, 1993, 112,000 shares of Preferred Stock were issued in partial payment of the purchase price for the Cincinnati facility. Except for payment of dividends on the Preferred Stock, the Company intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company's bank credit agreements contain financial covenants, which may effectively restrict or limit the payment of dividends other than Preferred Stock dividends. See Note 8 to the Consolidated Financial Statements in Item 8 of this report.

    Dividends on the Company's Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the 1998 dividends in common stock. The share price of the common stock and the shares of common stock issued to holders of preferred stock during 1998 were as follows:

RECORD DATE                                                  SHARE PRICE   COMMON STOCK ISSUED
-----------------------------------------------------------  -----------  ---------------------
January 1, 1998............................................   $   1.600            70,002
April 1, 1998..............................................       1.910            58,642
July 1, 1998...............................................       2.000            56,000
October 1, 1998............................................       2.550            43,925

    The Company anticipates that the Preferred Stock dividends payable through 1999 will be paid in common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial information should be reviewed in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data of this report.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
INCOME STATEMENT DATA:                                    1998        1997        1996        1995        1994
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------

                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues.............................................  $  197,439  $  183,767  $  200,213  $  209,250  $  207,073
Cost of revenues.....................................     146,860     140,542     154,608     156,779     146,132
Selling, general and administrative expenses.........      35,330      34,498      36,326      39,574      38,910
Depreciation and amortization of intangible assets...       9,112       9,228       9,827      10,081      10,250
Nonrecurring charges.................................          --          --          --       4,247       1,035
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) from operations........................       6,137        (501)       (548)     (1,431)     10,746
Other income, net....................................          --         800          --          --          --
Interest expense, net................................       9,631       9,182       9,170       8,657       7,432
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before provision for income taxes and
  extraordinary item.................................      (3,494)     (8,883)     (9,718)    (10,088)      3,314
Provision for (benefit from) income taxes............         360       4,845      (2,775)     (3,195)      1,619
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary item..............      (3,854)    (13,728)     (6,943)     (6,893)      1,695
Extraordinary loss related to early retirement of
  debt, net of income tax benefit of $823,000........          --          --          --          --       1,220
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss)....................................  $   (3,854) $  (13,728) $   (6,943) $   (6,893) $      475
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Basic EPS
  Net income (loss) per common share before
    extraordinary item...............................  $    (0.42) $    (1.42) $    (0.77) $    (0.77) $     0.13
  Extraordinary item.................................  $       --  $       --  $       --  $       --  $    (0.13)
  Net income (loss) per share........................  $    (0.42) $    (1.42) $    (0.77) $    (0.77) $       --
Diluted EPS
  Net income (loss) per common share before
    extraordinary item...............................  $    (0.42) $    (1.42) $    (0.77) $    (0.77) $     0.13
  Extraordinary item.................................  $       --  $       --  $       --  $       --  $    (0.13)
  Net income (loss) per share........................  $    (0.42) $    (1.42) $    (0.77) $    (0.77) $       --
Weighted average number of common shares
  outstanding........................................      10,309       9,959       9,653       9,475       9,635
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Financial Data:
Earnings before interest, taxes, depreciation and
  amortization (EBITDA)..............................  $   15,249  $    9,527  $    9,279  $    8,650  $   20,996
Working capital......................................  $   11,245  $   10,448  $   14,245  $   11,053  $   20,814
Total assets.........................................  $  145,910  $  147,850  $  177,997  $  186,444  $  159,875
Long-term obligations, less current portion..........  $   68,774  $   68,020  $   68,668  $   70,391  $   60,465
Stockholders' equity.................................  $   36,310  $   40,024  $   53,584  $   60,374  $   67,326

No cash dividends have been declared on the Company's common stock.

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

    EXTRAORDINARY ITEM. During 1994, the Company completed a public offering of $50,000,000 of 12.50% Senior Notes, and used the net proceeds to prepay substantially all of the Company's debt, in order to refinance debt which had a 13.25% interest rate. The Company also wanted to reduce its reliance on floating rate bank debt, by extending the average life of its long-term debt and obtaining longer-term capital at an attractive fixed interest rate. The refinancing resulted in approximately $2,043,000 of expense relating to the early retirement of the outstanding debt, and an extraordinary charge of $1,220,000 ($0.13 per share), net of income tax benefit, for redemption premiums paid to the holders of the prepaid debt and for the write-off of deferred financing costs.

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

                                                               PERCENTAGE OF TOTAL REVENUES
                                                   -----------------------------------------------------
                                                                     TWELVE-MONTH YEAR
                                                                    ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                     1998       1997       1996       1995       1994
                                                   ---------  ---------  ---------  ---------  ---------
Revenues.........................................      100.0%     100.0%     100.0%    100.0%     100.0%
Cost of revenues:
  Disposal costs paid to third parties...........       14.3       13.9       13.8       15.4       13.5
  Other costs....................................       60.1       62.6       63.4       59.5       57.1
                                                   ---------  ---------  ---------  ---------  ---------
    Total cost of revenues.......................       74.4       76.5       77.2       74.9       70.6
Selling, general and administrative expenses.....       17.9       18.8       18.2       18.9       18.8
Depreciation and amortization of intangible
  assets.........................................        4.6        5.0        4.9        4.9        4.9
Nonrecurring charges.............................     --         --         --            2.0        0.5
                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) from operations....................        3.1       (0.3)      (0.3)      (0.7)       5.2
Other income, net................................     --            0.4     --         --         --
Interest expense, net............................        4.9        4.9        4.6        4.1        3.6
                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes
  and extraordinary item.........................       (1.8)      (4.8)      (4.9)      (4.8)       1.6
Provision for (benefit from) income taxes........        0.2        2.7       (1.4)      (1.5)       0.8
                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary item..........       (2.0)      (7.5)      (3.5)      (3.3)       0.8
Extraordinary loss from early retirement of
  debt...........................................     --         --         --         --            0.6
                                                   ---------  ---------  ---------  ---------  ---------
  Net income (loss)..............................       (2.0)%      (7.5)%      (3.5)%      (3.3)%       0.2%
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------

    REVENUES. Revenues for 1998 were $197,439,000 as compared to $183,767,000 for 1997 and $200,213,000 for 1996. The increase in revenues in 1998 to 1997 was primarily due to a 7.9% increase in the volume of waste processed through the Company's facilities and a 9.4% increase due to the number of site service hours worked. These increases in revenues were partially offset by a 0.9% decrease in revenues due to declines in pricing in 1998 as compared to 1997.

    Revenues for the year ended 1998 compared to 1997 continued to be adversely impacted by declining sales prices due to industry-wide pricing pressures. However, improvements in pricing began to be experienced during 1998. Management cannot predict if this recent improvement in pricing will continue.

    There were no major spills or other events that significantly impacted 1998 revenues as compared to 1997. 1998 event revenue was flat compared to 1997.

    The decrease in revenue in 1997 from 1996 was caused by a number of factors including, in particular, a decrease in event business and industry-wide pricing pressure. The Company defines event business as site services emergency response to an accident or cleanup of environmental contamination that is not expected to recur. Over the preceding several years, the event business had consistently produced revenue of approximately $30,000,000 and included at least one major incident. In 1997, event business revenue was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
$19,000,000; the Company attributes the reduction in event revenue to a decrease in the size of the event market in 1997, including no major spills in its service territory, rather than to reduction in market share. The Company can not predict whether or not this trend will continue into future periods. Total hours billed for site services in 1997 was flat from 1996; thus, the decreased business in emergency response was offset by an increase in base business. Pricing in site services decreased from the prior year by 6.0%, in large part due to the decrease in emergency response business, which tends to be at higher billable rates than other site services work. Revenue for waste disposal decreased due to a 4.0% decrease in volume and a 7.0% decrease in pricing.

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

    COST OF REVENUES. Cost of revenues was $146,860,000 in 1998, $140,542,000 in 1997 and $154,608,000 in 1996. Other costs of revenues, as a percentage of revenues, was 60.1% in 1998, 62.6% in 1997 and 63.4% in 1996. Disposal costs paid to third parties as a percentage of revenues were 14.3% in 1998, 13.9% in 1997 and 13.8% in 1996.

    One of the largest components of disposal costs is the cost of sending waste to other companies for disposal. In 1998, the costs of sending waste to third parties increased as a percentage of revenues primarily due to the performance of certain site service projects which generated waste types that could not be disposed of in Company-owned facilities. Other costs of revenues increased by 3.0% from 1997 to 1998 in absolute dollar amount but decreased as a percentage of revenues from 62.6% in 1997 to 60.1% in 1998. The decrease as a percentage of revenues was partially due to the settlement of an insurance claim in the fourth quarter of 1998 for an amount, net of legal expenses, of $1,168,000. This settlement represents a partial reimbursement of expenses incurred by the Company, relating to PECO, as discussed later under "Environmental Contingencies." The other major component that caused the reduction in other costs of revenues as a percentage of revenues from 1997 to 1998 was cost reductions relating to occupancy expense.

    The cost of sending waste to third parties decreased by 7.0% in absolute dollar amounts for the year ended 1997 as compared to the year ended 1996; however, as a percentage of revenues, there was a slight increase from 13.8% to 13.9% due to revenue declines related to pricing being greater than the cost reductions achieved relating to outside disposal. Similarly, other costs of revenues decreased by 10.0% from 1996 to 1997; however, as a percentage of revenues, the decline was less due to revenue decreases due to pricing.

    In 1996, the Company started implementation of new logistic systems designed to direct waste to the lowest cost processing facility. The implementation of these systems was completed in 1998. The Company believes that this has resulted in increased efficiencies relative to the collection, transportation, treatment and disposal of routinely created hazardous waste through its expanded and upgraded Chicago facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $35,330,000 in 1998 from $34,498,000 in 1997 but declined from $36,326,000 in 1996. Although selling, general and administrative expenses increased in absolute dollar amount in 1998, such expenses as a percentage of revenues decreased from 18.8% of revenues in 1997 to 17.9% of revenues in 1998, partly due to efficiencies achieved through implementation of information systems and consolidation of administrative tasks.

    The 1998 increase in selling, general and administrative expenses in absolute dollar amount was driven by increases in salaries and benefits caused by increases in headcount required to manage higher volumes of waste processed, increases in headcount in sales and marketing to pursue strategic business development initiatives, and increases in compensation to remain competitive in the employment markets in which the Company operates. In addition, the Company incurred costs to terminate leases and increased sales and marketing efforts.

    The 5.0% decrease in absolute dollar amount from 1996 to 1997 was caused by a reduction in headcount among the general and administrative employees, and a reduction in virtually all other components of general and administrative expenses. These reductions were partially offset by increases in selling expense due to the expansion in the sales force and an increase in royalty expense related to Kimball plant volumes.

    INTEREST EXPENSE. Interest expense increased during 1998 to $9,631,000 from $9,182,000 in 1997 and $9,170,000 in 1996. The increase in interest expense in 1998 compared to 1997 was primarily due to an increase in the average balance of loans outstanding, which was partly the result of increased levels of business activity. The slight increase in interest expense in 1997 as compared in 1996 was due to higher interest rates on some debt in 1997 as compared to 1996, which was partially offset by a reduction in the average debt outstanding in 1997 as compared to 1996.

    OTHER INCOME. During the first quarter of 1997, the Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement of a lawsuit.

    INCOME TAXES. In 1998, income tax expense of $360,000 was recorded on a pre-tax loss of $(3,494,000), for an effective tax rate of (10.3%), as compared to income tax expense of $4,845,000 that was recorded on a pre-tax loss of $(8,883,000) for an effective tax rate of (54.5%) in 1997, and as compared to tax benefits that were recorded on a pre-tax loss of $(9,718,000) for an effective tax rate of 28.6% for the year ended 1996. SFAS 109, "Accounting for Income Taxes,"requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. In 1997, based upon this review, the Company established a valuation allowance for all but $113,000 of net deferred tax assets, which was the major cause of the tax expense reported in 1997. The 1998 tax expense consists of $247,000 of state income tax expense, which was primarily caused by tangible property taxes and net worth taxes that are levied as a component of state income taxes, and by providing a valuation allowance of $113,000 for net deferred tax assets that existed at December 31, 1997. A valuation allowance was also provided for net deferred tax assets generated in 1998, which had no effect on income tax expense. The 1996 income tax benefit was primarily the result of increasing net deferred tax assets for the future benefit of net operating loss carryforwards.

    The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws. If the Company continues to report losses in the future, no income tax benefit for these losses would be recorded. If the Company reports earnings from operations in the future, and depending on the level of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
these earnings, some portion or all of the valuation reserve would be reversed, which would increase net income reported in future periods.

    During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. The Company has received a notice of intent to assess state income taxes from one of the states in which it operates. The case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3,000,000 to the state. A decision is expected in the second quarter of 1999. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

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

    The Company's future operating results may be affected by a number of factors, including the Company's ability to utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers; and develop the consulting and information services business.

    The future operating results of the Kimball incinerator may be affected by factors such as the Company's ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    The Company participates in a highly volatile industry, with multiple competitors, the major ones of which have taken large write-offs and asset write-downs and undergone major restructurings during the past several years. Periodically, the Company reviews long-lived assets for financial impairment. At the end of 1998, the Company determined based on this review that no asset write-downs were required; however, if conditions in the industry deteriorate further, certain assets could be determined to be impaired and an asset write-off could be required. Also, industry conditions may result in significant volatility of the Company's common stock price, as well as that of its competitors.

    The Company is party to an ongoing lawsuit against the City of Chicago challenging the imposition of a waste charge by the City of Chicago on every gallon of waste received at the Company's Chicago facility. The Company maintains that it and not its customers have paid this tax since the Company was required to reduce its selling prices in order to meet the disposal prices charged by its competitors whose facilities are not located in the City of Chicago and who, therefore, did not charge a similar tax. Since 1990, the Company has paid approximately $3,000,000 to the City pursuant to this charge. The lawsuit challenges the legal authority of the City of Chicago to impose the charge. The Company contends the charge is, among other things, an unlawful tax on service occupations in violation of the Illinois Constitution. The Company is seeking: (1) a declaration by the Circuit Court of Cook County that the challenged charge is unconstitutional or otherwise unlawful; (2) an injunction against the City's continued assessment and collection of the charge; and (3) a refund of all charges paid plus interest.

    On July 21, 1998 the Judge in the case issued in Final Order declaring the City of Chicago waste fee to be unconstitutional under Illinois law. On August 7, 1998 the City filed a motion with the Court to reconsider its Final Order. On September 11, 1998 the Court denied the City's motion for reconsideration of its July 21 Final Order. On October 27, 1998 the Court granted the Company's motion to dismiss the City's affirmative defense of (1) waiver and estoppel with prejudice, and (2) laches and statute of limitations without prejudice. The City's affirmative defense of voluntary payment was allowed to stand. The Company is now engaged in settlement negotiations with the City of Chicago. The Company cannot predict the outcome of these proceedings; accordingly, no account receivable has been recorded on the books of the Company relating to this lawsuit.

ENVIRONMENTAL CONTINGENCIES

    While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in increased operating and compliance costs. The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has 100% compliance as its goal.

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

    From time to time, the Company has paid fines or penalties in governmental environmental enforcement proceedings, usually involving its waste treatment, storage and disposal facilities. At December 31, 1998, however, there were no pending governmental environmental enforcement proceedings where the Company believes potential monetary sanctions will exceed $100,000. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
power to suspend or revoke permits or licenses needed for operation of the Company's plants, equipment, and vehicles, based on the Company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact the Company's operations and could have a material adverse impact on financial results.

    Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party at 27 state and federal Superfund sites. Fourteen of these sites involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a former subsidiary of Waste Management, Inc., and one site involves a subsidiary, which the Company acquired from Southdown, Inc., a public company. As part of these acquisitions, ChemWaste and Southdown, Inc. agreed to indemnify the Company with respect to any liability of such subsidiaries for waste disposed of before the Company acquired them. With respect to the other Superfund sites, the Company has established reserves or escrows, which it believes are appropriate, such that any future settlement costs of lawsuits arising from any or all of the Superfund sites are not expected to be material to the Company's operations or financial position. The Company had accrued environmental costs of approximately $296,000 and $572,000 for cleanup of Superfund sites at December 31, 1998 and 1997, respectively.

    The Company operates facilities that are subject to RCRA regulation. Under RCRA, every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from EPA or an authorized state agency and must comply with certain operating requirements. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. The Company's other facilities are regulated under the Clean Water Act and state regulations.

    The EPA or applicable state agencies have begun RCRA corrective action investigations at the Company's RCRA licensed facilities in Baltimore, Maryland; Chicago, Illinois; Braintree, Massachusetts; Natick, Massachusetts; Woburn, Massachusetts; and Cincinnati, Ohio. RCRA corrective action at the Bristol, Connecticut, facility was completed in 1996. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and South Portland, Maine.

    In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the ChemWaste site allowed the Company to increase processing capacity at the location and introduce efficiency initiatives relative to collection, transportation, treatment and disposal of routinely created hazardous wastes throughout its facility network. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accrued $1,532,000 and $1,352,000 relating to this liability at December 31, 1998 and 1997, respectively. In addition, the Company believes that it would be able to appropriately capitalize as additional purchase cost the remediation expenditures that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be complete.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    The Company acquired its RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on site arising from prior ownership, including corrective action.

    The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company's facilities for the years ended December 31, (in thousands):

                                                                                              1998       1997       1996
                                                                                            ---------  ---------  ---------
Environmental expenditures capitalized....................................................  $     674  $     564  $     420
Environmental expenses incurred...........................................................         95        256        176
                                                                                            ---------  ---------  ---------
                                                                                            $     769  $     820  $     596
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The Company expects environmental remediation expenditures of the magnitude incurred for the last three years to continue for the foreseeable future.

    The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which was estimated to be in the range of $2,000,000, by, among other things, performing site service work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts and credits to PECO in the amount of $877,000 and $709,000 through December 31, 1998 and 1997, respectively. The Company had $623,000 and $791,000 accrued relating to this liability at December 31, 1998 and 1997. No estimate can be made as to when the remediation activity will be completed.

    In the fourth quarter of 1998, PECO informed the Company that they had expended approximately $3,500,000 related to the site. The Company reviewed the expenditures made and believes that it is not responsible for a significant portion of the expenditures made by PECO either because (i) the expenditures made were for remediation rather than corrective action investigation and the results of the corrective action investigation did not link the contamination to the operations of the Company or (ii) the expenditures made were to contain current releases of contamination caused by entities other than the Company. The Company is currently discussing the expenditures made by PECO with representatives or PECO. The Company believes that the ultimate resolution of this dispute will not have a material impact on its financial position or results of operations.

    While the final scope of work to be performed at these sites has not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that accruals have been established when required and such costs are not expected to have a material effect on its results of operations or its competitive position, and that it will be able to finance from results of operations any additional corrective action required at the sites.

    Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the EPA, are conducting an inquiry concerning certain railcars which were destined for the Company's Kimball, Nebraska incinerator. Several

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
railcars containing waste materials generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad company. The Company has cooperated fully with federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, no assurances can be given that the government authorities will not reach a different conclusion or attempt to levy penalties.

YEAR 2000

    As has been widely discussed in the media, companies around the world are working on resolving the potential problems relating to the year 2000. The problem stems from the fact that much of the computer software, computer hardware and control devices produced in prior years provide only two digits with which to record the year. This may result in these products not functioning or producing unexpected results when the year 2000 is recorded as "00", and the program or device is unable to differentiate whether the "00" represents the year 1900 or 2000. Throughout 1998, the Company has been working on identifying and correcting year 2000 problems. Although the work is on-going, the Company has identified potential year 2000 issues related to its management information systems, control devices used at its plants, and readiness of vendors and customers for the year 2000.

    Starting in 1996, the Company began a major upgrade of all management information systems in order to improve the availability of management information with the ultimate aim being better control over costs and better availability of management information, which management believes will yield improved operating results. As a by-product of this upgrade, the Company believes that all of its major management information systems are currently year 2000 compliant, with the exception of the accounts receivable and human resource systems. The Company has installed an accounts receivable module as part of its new financial software package. The Company is in the process of running the accounts receivable system parallel to the existing system and anticipates that the new accounts receivable system will be fully functional by the end of the second quarter of 1999. The Company has purchased a human resource system at a cost of approximately $100,000 that it expects to be able to install in 1999. At this time, the management of the Company believes that all major systems will be year 2000 compliant prior to the end of 1999.

    The Company has also compiled a list of secondary software and hardware that is not year 2000 compliant. Although the cost of modifying or replacing the secondary software and hardware that is not year 2000 compliant has not been determined, a review of the list indicates that the cost will not be material to the results of operations of the Company.

    In addition to computer software and hardware, the Company utilizes a variety of control devices in its plants, most of which are not date or time sensitive. Based on an inventory of the control devices, the cost of replacing the control devices that are not year 2000 compliant is expected to be approximately $100,000. The Company plans to replace these control devices during regularly scheduled plant shutdowns in the second quarter of 1999.

    The Company relies on a large number of primary vendors to supply required products and services. Since the unavailability of key goods and services could potentially disrupt the Company's operations, letters have been sent to all primary and secondary vendors to determine their readiness for the year 2000. To date 80% of vendors have responded to the Company's inquiry and all critical vendors are being individually contacted. The effort to qualify all primary vendors and certain potentially key secondary

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
vendors as to their readiness for the year 2000 problem is on-going. A target date of July 31, 1999 has been established for the Company's primary vendors to satisfy such year 2000 requests. A contingency plan for backup vendors is being established and will be implemented for those primary vendors that fail to comply.

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

    As discussed above, the Company is trying to insure that all mission critical software, hardware and control devices are year 2000 compliant and that there will be no disruption of service to its client base. In addition, the Company is trying to insure that primary suppliers, key secondary suppliers and significant customers are ready for the year 2000. However, due to the pervasive use of computers and control devices throughout all businesses, there is a risk that certain key non-compliant year 2000 devices will be overlooked by the Company, our vendors or our customers, which could adversely affect revenues or cash flow early in the year 2000.

    The Company has made significant progress on resolving problems related to the year 2000. The Securities and Exchange Commission in Release 33-7558, DISCLOSURE OF YEAR 2000 ISSUES AND CONSEQUENCES BY PUBLIC COMPANIES, INVESTMENT ADVISERS, INVESTMENT COMPANIES, AND MUNICIPAL SECURITIES ISSUERS, dated August 4, 1998 requires that all companies disclose their most reasonably likely worst case scenario. The Company has interpreted this to mean that the assumption is that there will be no further future progress on resolving known problems related to the year 2000. Although the Company intends to work diligently to resolve known year 2000 problems, the Company believes that the most reasonably likely worst case scenarios of not being able to make any further progress on its known year 2000 problems would be a decrease in revenue due to disruptions in plant operations, a decrease in cash flow due to inefficient collection of monies owed the Company because of the accounts receivable system, a disruption in cash flow due to the Company's customers not being able to pay their bills due to their systems being non-compliant, and a decrease in revenues due to the inability of the Company to obtain required goods and services because of vendors' systems being non-compliant. The Company will continue to monitor the situation and will continue to develop contingency plans as required.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1998 the Company generated $3,896,000 in cash from operations even though it lost $(3,854,000) for the year, primarily due to non-cash expenses of $9,112,000 for depreciation and amortization, $559,000 for the allowance for doubtful accounts and $490,000 for the amortization of deferred financing costs. Additional sources of cash from operations were the result of a $4,107,000 increase in the balance of accounts payable at December 31, 1998 as compared to December 31, 1997, primarily due to increased levels of operating activities; a refund of $433,000 of income taxes; and a decrease in prepaid expenses of $579,000. Partially offsetting these sources of cash from operations were uses of cash of $4,132,000 resulting from increased levels of accounts receivable at December 31, 1998 as compared to December 31, 1997, which was primarily due to increased levels of sales in the fourth quarter of 1998 as compared to the same quarter of the prior year; a decrease in other accrued expenses of $2,573,000; and a decrease in accrued disposal costs of $765,000, which was primarily caused by lower levels of waste on hand in December 31, 1998 when compared to December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    Cash generated from operations of $3,896,000, together with $3,935,000 of cash on hand, was used primarily to fund additions to property, plant and equipment, and permits of $5,208,000 and to purchase restricted investments of $1,425,000. The largest component of the purchase of restricted investments was to fund a debt service fund which is discussed later in Management's Discussion and Analysis. Cash to make payments on long-term debt of $4,037,000 was obtained by additional borrowings on the revolving line of credit.

    Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that funds will be available for closure of these facilities, should the facilities cease operation, and post closure coverage where required by law. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as assets against its insured liabilities and are restricted for future payment of insurance claims. In 1997, the Company replaced a portion of the closure insurance issued by its captive insurance company with bonds issued by a bonding company. This allowed the captive insurance company to remit funds previously classified as restricted cash to the Company. In addition, at December 31, 1996, the Company had on deposit collateral of $5,650,000 with a commercial insurance company to provide for closure and post-closure costs of its incinerator and landfill. During 1996, the Company renegotiated its agreement with the insurance company to replace collateral with a letter of credit. The cash from this transaction was released to the Company in 1997. As a result of these two transactions, the Company obtained $7,262,000. The Company used these funds, as well as $3,343,000 of additional borrowings under its revolving line of credit, to purchase equipment and improve properties in the amount of $3,366,000, to pay maturities on long-term debt of $5,009,000, and to cover cash used in operations of $1,480,000. The deficit from operations are largely the result of a decrease in accounts payable of $6,309,000 offset by a decrease in accounts receivable of $4,226,000. Accounts payable decreased due to the Company paying vendors in a more timely basis in 1997 as compared to 1996, which allowed for smoother operations. Accounts receivable decreased in proportion to the decrease in selling prices. In addition, in 1997 the Company obtained $1,888,000 from the sale of property, plant and equipment.

    The Company expects 1999 capital additions to be approximately $5,000,000. The Company believes that it has all of the facilities required by the business for the foreseeable future. Thus, the Company anticipates that capital expenditures in 1999 will be generally limited to maintaining existing capital assets, replacement of site services equipment, and upgrades of information technology hardware and software.

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

    The Loan Agreement provides for a $24,500,000 revolving credit facility (the "Revolver") and a $10,500,000 term promissory note (the "Term Note"). The Term
Note is payable in monthly installments of $250,000 with the last payment due in January 2000. The Revolver allows additional borrowing availability to a maximum of $35,000,000 in cash and letters of credit as the Term Loan is amortized. Letters of credit

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
may not exceed $20,000,000 at any one time. In June 1998, the term of the Revolver was extended from May 8, 1999 to May 8, 2000 under substantially the same terms and conditions.

    The Loan Agreement provides for certain covenants the most restrictive of which required, at December 31, 1998, the maintenance of a minimum level of working capital of $6,000,000 and adjusted net worth of not less than $33,000,000. At December 31, 1998, working capital was $11,245,000 and adjusted net worth was $37,310,000. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the fourth quarter of 1998 and the first quarter of 1999, the Company violated this covenant, which has been waived by the financial institution through May 15, 1999. The financial institution has stated it will continue to waive this covenant, if violated; however, no assurance can be given that this covenant will be waived in the future by the financial institution. There were no other violations of loan covenants at December 31, 1998.

    In addition, the Bonds contain certain covenants the most restrictive of which require that the Company maintain a ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of
1.25 to 1. At December 31, 1997, the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage did not and will not result in a default, but the Company was required to pay funds into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through December 31, 1998, the Company had paid $1,075,000 into this fund, as required. At December 31, 1998, the debt service coverage ratio was 1.58 to 1. If the debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters, the payments made into the reserve fund will be returned to the Company.

    At December 31, 1998 and 1997, funds available to borrow under the Revolver were $8,351,000 and $9,900,000, respectively. Management believes that sufficient resources will be available to meet the Company's cash requirements for the foreseeable future. The Company has $50,000,000 of Senior Notes which mature in May 2001. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on a favorable interest rate environment when the Company attempts to refinance the borrowings.

    Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. Since March 1995, the Company has elected to pay the dividends in common stock. The Company issued a total of 228,569 shares of common stock to the holders of the preferred stock for the year 1998. The Company anticipates that the preferred stock dividends payable through 1999 will be paid in common stock.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenues. The statement is effective for fiscal periods beginning after December 15, 1997, and the Company adopted its provisions in fiscal 1998. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The statement requires certain disclosures and will not impact the results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    In June 1998, FASB issued Statement No. 133, "Accounting of Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction, and if it is, the type of hedge transaction. The Company anticipates that the adoption of this standard will not have a significant effect on the Company's results of operations or its financial position. The statement is effective for periods beginning after June 15, 1999.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), effective for periods beginning after December 15, 1998. SOP 98-1 provides guidance on defining internal use software and the accounting for the costs thereof. The Company anticipates that the adoption of this statement will not have a significant effect on the Company's results of operations or its financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not subject to market risk arising from transactions in foreign currencies since substantially all revenues and expenses are transacted in U.S. dollars, and the Company is not subject to market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazaradous waste. Also, it is the Company's policy not to hedge interest risk. The Company has borrowed funds in order acquire property, plant and equipment and to provide working capital to meet opeating requirements. The funds borrowed are at both fixed interest rates and floating interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
February 2, 1999

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  197,439  $  183,767  $  200,213
Cost of revenues.............................................................     146,860     140,542     154,608
Selling, general and administrative expenses.................................      35,330      34,498      36,326
Depreciation and amortization of intangible assets...........................       9,112       9,228       9,827
                                                                               ----------  ----------  ----------
Income (loss) from operations................................................       6,137        (501)       (548)
Other income, net............................................................          --         800          --
Interest expense, net........................................................       9,631       9,182       9,170
                                                                               ----------  ----------  ----------
Loss before provision for income taxes.......................................      (3,494)     (8,883)     (9,718)
Provision for (benefit from) income taxes....................................         360       4,845      (2,775)
                                                                               ----------  ----------  ----------
Net loss.....................................................................  $   (3,854) $  (13,728) $   (6,943)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic and diluted loss per share.............................................  $    (0.42) $    (1.42) $    (0.77)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common shares outstanding...................................      10,309       9,959       9,653
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (IN THOUSANDS)

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    1,895  $    3,935
  Restricted investments..................................................................       2,366       1,088
  Accounts receivable, net of allowance for doubtful accounts of $1,013 and $1,050,
    respectively..........................................................................      41,409      37,836
  Prepaid expenses........................................................................         939       1,518
  Supplies inventories....................................................................       2,858       2,811
  Income tax receivable...................................................................       1,236       1,669
  Deferred tax asset......................................................................          --          46
                                                                                            ----------  ----------
    Total current assets..................................................................      50,703      48,903
                                                                                            ----------  ----------
Property, plant and equipment:
  Land....................................................................................       8,182       8,182
  Buildings and improvements..............................................................      39,521      37,890
  Vehicles and equipment..................................................................      79,430      77,281
  Furniture and fixtures..................................................................       2,190       2,190
  Construction in progress................................................................         967       2,756
                                                                                            ----------  ----------
                                                                                               130,290     128,299
  Less--accumulated depreciation and amortization.........................................      73,157      66,392
                                                                                            ----------  ----------
                                                                                                57,133      61,907
                                                                                            ----------  ----------
Other assets:
  Goodwill, net...........................................................................      20,031      20,755
  Permits, net............................................................................      13,322      11,695
  Deferred taxes non-current..............................................................          --          67
  Other...................................................................................       4,721       4,523
                                                                                            ----------  ----------
                                                                                                38,074      37,040
                                                                                            ----------  ----------
    Total assets..........................................................................  $  145,910  $  147,850
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Current liabilities:
  Current maturities of long-term obligations.............................................  $    4,100  $    4,037
  Accounts payable........................................................................      17,998      13,760
  Accrued disposal costs..................................................................       6,335       7,100
  Other accrued expenses..................................................................      10,975      13,548
  Income taxes payable....................................................................          50          10
                                                                                            ----------  ----------
      Total current liabilities...........................................................      39,458      38,455
                                                                                            ----------  ----------
Other liabilities:
  Long-term obligations, less current maturities..........................................      68,774      68,020
  Other...................................................................................       1,368       1,351
                                                                                            ----------  ----------
      Total other liabilities.............................................................      70,142      69,371
                                                                                            ----------  ----------
Commitments and contingent liabilities (Notes 4, 6, 8, and 9)

Stockholders' equity:
  Preferred stock, $.01 par value:
    Series A convertible preferred stock
      Authorized--2,000,000 shares; issued and outstanding--none..........................          --          --
    Series B convertible preferred stock
      Authorized--156,416 shares; issued and outstanding--112,000 shares (liquidation
      preference of $5,600,000)...........................................................           1           1
  Common stock, $.01 par value:
    Authorized--20,000,000 shares; issued and outstanding 10,420,874 and 10,101,490
      shares, respectively................................................................         104         101
  Additional paid-in capital..............................................................      60,670      60,087
  Accumulated other comprehensive loss....................................................         (10)        (12)
  Accumulated deficit.....................................................................     (24,455)    (20,153)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................      36,310      40,024
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  145,910  $  147,850
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Cash flows from operating activities:
  Net loss...................................................................  $   (3,854) $  (13,728) $   (6,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization..............................................       9,112       9,228       9,827
  Allowance for doubtful accounts............................................         559         683         651
  Amortization of deferred financing costs...................................         490         747         631
  Deferred income taxes......................................................         113       4,570      (2,273)
  Loss (gain) on sale of fixed assets........................................          15          67         (77)
  Gain on sale of investments................................................          --          --         (28)
  Changes in assets and liabilities:
    Accounts receivable......................................................      (4,132)      4,226       5,020
    Income taxes receivable..................................................         433          (1)       (946)
    Prepaid expenses.........................................................         579          85         436
    Supplies inventories.....................................................         (47)         55         104
    Other assets.............................................................        (198)       (195)       (873)
    Accounts payable.........................................................       4,107      (6,309)      1,455
    Accrued disposal costs...................................................        (765)       (812)        466
    Other accrued expenses...................................................      (2,573)       (349)     (3,277)
    Income taxes payable.....................................................          40        (152)        162
    Other liabilities........................................................          17         405         946
                                                                               ----------  ----------  ----------
      Net cash provided by (used in) operating activities....................       3,896      (1,480)      5,281
                                                                               ----------  ----------  ----------
Cash flows from investing activities:
  Additions to property, plant and equipment.................................      (4,534)     (3,366)     (3,126)
  Proceeds from sales and maturities of restricted investments...............         150       7,262         740
  Cost of restricted investments purchased...................................      (1,425)       (172)     (1,278)
  Proceeds from sale of fixed assets.........................................          83       1,888         965
  Increase in permits........................................................        (674)         --         (13)
                                                                               ----------  ----------  ----------
      Net cash provided by (used in) investing activities....................      (6,400)      5,612      (2,712)
                                                                               ----------  ----------  ----------
Cash flows from financing activities:
  Payments on long-term obligations..........................................      (4,037)     (5,009)     (7,355)
  Net borrowings (payments) under long-term revolver.........................       4,363       3,343     (10,337)
  Issuance of long-term debt.................................................          --          --      16,667
  Additions to deferred financing costs......................................          --         (62)       (564)
  Proceeds from employee stock purchase plan.................................         133         146         161
  Proceeds from exercise of stock options....................................           5          19          --
                                                                               ----------  ----------  ----------
      Net cash provided by (used in) financing activities....................         464      (1,563)     (1,428)
                                                                               ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents.............................      (2,040)      2,569       1,141
Cash and cash equivalents, beginning of year.................................       3,935       1,366         225
                                                                               ----------  ----------  ----------
Cash and cash equivalents, end of year.......................................  $    1,895  $    3,935  $    1,366
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                                     31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Supplemental information:

Cash payments (receipts) for interest and income taxes:
  Interest, net......................................................................  $   9,967  $   8,519  $   8,849
  Income taxes, net..................................................................       (201)       421       (430)
Noncash investing and financing activities:
  Stock dividend on preferred stock..................................................  $     448  $     448  $     447

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                         SERIES B
                                        PREFERRED                 COMMON STOCK
                                          STOCK                                                                       ACCUMULATED
                                --------------------------  ------------------------                                     OTHER
                                   NUMBER         $.01        NUMBER        $.01      ADDITIONAL    COMPREHENSIVE    COMPREHENSIVE
                                     OF            PAR          OF           PAR        PAID-IN        INCOME           INCOME
                                   SHARES         VALUE       SHARES        VALUE       CAPITAL        (LOSS)           (LOSS)
                                -------------     -----     -----------     -----     -----------  ---------------  ---------------
Balance at December 31,
  1995........................          112     $       1        9,525    $      96    $  58,871             --        $      (7)
                                                       --
                                        ---                 -----------       -----   -----------                   ---------------
Net loss......................           --                         --           --                   $  (6,943)
                                                                                                   ---------------
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    arising during the
    period....................           --            --           --           --           --            (25)              --
  Reclassification adjustment
    for gains included in net
    loss......................           --            --           --           --           --             17               --
                                                                                                   ---------------
  Other comprehensive loss....           --            --           --           --           --             (8)              (8)
                                                                                                   ---------------
  Comprehensive loss..........           --            --           --           --           --      $  (6,951)              --
                                                                                                   ---------------
                                                                                                   ---------------
  Preferred stock dividends:
    Series B..................           --            --          153            1          446             --               --
  Employee stock purchase
    plan......................           --            --           65            1          160             --               --
                                                       --
                                        ---                 -----------       -----   -----------                   ---------------
Balance at December 31,
  1996........................          112     $       1        9,743    $      98    $  59,477             --        $     (15)
                                                       --
                                        ---                 -----------       -----   -----------                   ---------------
Net loss......................           --            --           --           --           --      $ (13,728)              --
                                                                                                   ---------------
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    arising in the period.....           --            --           --           --           --             20               --
  Reclassification adjustment
    for losses included in net
    loss......................           --            --           --           --           --            (17)              --
                                                                                                   ---------------
  Other comprehensive income..           --            --           --           --           --              3                3
                                                                                                   ---------------
  Comprehensive loss..........           --            --           --           --           --      $ (13,725)              --
                                                                                                   ---------------
                                                                                                   ---------------
  Preferred stock dividends:
    Series B..................           --            --          250            2          446             --               --
  Employee stock purchase
    plan......................           --            --           99            1          145             --               --
  Proceeds from exercise of
    stock options.............           --            --            9           --           19             --               --
                                                       --
                                        ---                 -----------       -----   -----------                   ---------------
Balance at December 31,
  1997........................          112     $       1       10,101    $     101    $  60,087                       $     (12)
                                                       --
                                        ---                 -----------       -----   -----------                   ---------------
Net loss......................           --            --           --           --           --      $  (3,854)              --
                                                                                                   ---------------
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    arising in the period.....           --            --           --           --           --              2               --
  Reclassification adjustment
    for gains included in net
    loss......................           --            --           --           --           --             --               --
  Other comprehensive income..           --            --           --           --           --              2                2
                                                                                                   ---------------
  Comprehensive loss..........           --            --           --           --           --      $  (3,852)              --
                                                                                                   ---------------
                                                                                                   ---------------
  Preferred stock dividends:
    Series B..................           --            --          229            2          446             --               --
  Employee stock purchase
    plan......................           --            --           88            1          132             --               --
  Proceeds from exercise of
    stock options.............           --            --            3           --            5             --               --
                                                       --
                                        ---                 -----------       -----   -----------                   ---------------
Balance at December 31,
  1998........................          112     $       1       10,421    $     104    $  60,670             --        $     (10)
                                                       --
                                                       --
                                        ---                 -----------       -----   -----------                   ---------------
                                        ---                 -----------       -----   -----------                   ---------------


                                  RETAINED
                                  EARNINGS/        TOTAL
                                (ACCUMULATED   STOCKHOLDERS'
                                  DEFICIT)        EQUITY
                                -------------  -------------
Balance at December 31,
  1995........................    $   1,413      $  60,374

                                -------------  -------------
Net loss......................       (6,943)        (6,943)

Other comprehensive income,
  net of tax:
  Unrealized holding losses
    arising during the
    period....................           --             --
  Reclassification adjustment
    for gains included in net
    loss......................           --             --

  Other comprehensive loss....           --             (8)

  Comprehensive loss..........           --             --

  Preferred stock dividends:
    Series B..................         (447)            --
  Employee stock purchase
    plan......................           --            161

                                -------------  -------------
Balance at December 31,
  1996........................    $  (5,977)     $  53,584

                                -------------  -------------
Net loss......................      (13,728)       (13,728)

Other comprehensive income,
  net of tax:
  Unrealized holding gains
    arising in the period.....           --             --
  Reclassification adjustment
    for losses included in net
    loss......................           --             --

  Other comprehensive income..           --              3

  Comprehensive loss..........           --             --

  Preferred stock dividends:
    Series B..................         (448)            --
  Employee stock purchase
    plan......................           --            146
  Proceeds from exercise of
    stock options.............           --             19

                                -------------  -------------
Balance at December 31,
  1997........................    $ (20,153)     $  40,024

                                -------------  -------------
Net loss......................       (3,854)        (3,854)

Other comprehensive income,
  net of tax:
  Unrealized holding gains
    arising in the period.....           --             --
  Reclassification adjustment
    for gains included in net
    loss......................           --
  Other comprehensive income..           --              2

  Comprehensive loss..........           --             --

  Preferred stock dividends:
    Series B..................         (448)            --
  Employee stock purchase
    plan......................           --            133
  Proceeds from exercise of
    stock options.............           --              5

                                -------------  -------------
Balance at December 31,
  1998........................    $ (24,455)     $  36,310

                                -------------  -------------
                                -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are engaged in the business of industrial waste management services involving transportation, treatment and disposal of industrial wastes; site services provided at customer sites; and specialized handling of laboratory chemicals and household hazardous wastes. The Company provides these services to a diversified customer base across the United States, primarily in the Northeast, Mid-Atlantic, Central, Midwest and Southern Regions.

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

    (e) Segment Information

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company operates in a single segment as a full service provider of environmental services within the United States and Puerto Rico, and no individual customer accounts for more than 10% of revenues.

    (f) Cash and Cash Equivalents

    The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

    (g) Investments

    Debt securities are classified as "available for sale" or "held to maturity." Available for sale securities are recorded at fair value with an offsetting valuation adjustment, net of tax, in stockholders' equity. Held to maturity securities are recorded at purchase cost.

    (h) Supplies Inventory

    Supplies inventory, stated at the lower of cost or market, is charged to operations on a first-in, first-out basis.

    (i) Property, Plant and Equipment

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

    Leaseholds are amortized over the shorter of the life of the lease or the asset. Depreciation expense includes depreciation of property plant and equipment, and equipment capitalized under capital leases. Depreciation expense was $7,461,000 for 1998, $7,594,000 for 1997 and $8,207,000 for 1996. Upon
retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

    (j) Goodwill and Permits

    Goodwill and permits, as further discussed in Note 5, are stated at cost and are being amortized using the straight-line method over 20 years for permits and periods ranging from 20 to 40 years for goodwill.

    An impairment in the carrying value of long-lived assets, including goodwill and permits, is recognized when the expected future cash flows derived from the assets are less than its carrying value. In addition, the Company's evaluation considers nonfinancial data such as market trends and changes in management's market emphasis.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (k) Deferred Financing Costs

    Deferred financing costs are amortized over the life of the related debt instrument, and they are carried as a component of long-term debt.

    (l) Costs to Treat Environmental Contamination

    Costs relating to environmental cleanup resulting from operating activities are expensed as incurred. Environmental cleanup costs that improve properties, as compared with the condition of that property when originally acquired, are capitalized to the extent that they are recoverable.

    (m) Letters of Credit

    The Company utilizes letters of credit to provide collateral assurance to issuers of performance bonds for certain contracts; to assure regulatory authorities that certain funds will be available for corrective action activities at its hazardous waste management facilities, as described in Note 6(b) below; and to provide financial assurance to regulators of its captive insurance company. As of December 31, 1998 and 1997, the Company had outstanding letters of credit amounting to $6,111,000 and $6,267,000, respectively.

    As of December 31, 1998, the Company had no significant concentrations of credit risk.

    (n) Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    (o) Reclassifications

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1998 presentation.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents approximate fair value. The fair value of restricted investments and senior notes is based on quoted market prices for these securities. There is no available market price for the revenue bonds so the face value of the revenue bonds has been reported as the fair

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) value, which approximates their fair value. At December 31, 1998 and 1997, the estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                                                           NET
                                                                                 CARRYING     FAIR     UNREALIZED
                                                                                  AMOUNT      VALUE    GAIN/(LOSS)
                                                                                 ---------  ---------  -----------
December 31, 1998
  Cash and cash equivalents....................................................  $   1,895  $   1,895   $      --
  Restricted investments available for sale....................................        942        958         (16)
  Restricted investments held to maturity......................................      1,424      1,424          --
  Long-term obligations based on quoted market prices..........................     50,000     48,328      (1,672)
  Other long-term obligations..................................................     24,032     24,032          --

December 31, 1997
  Cash and cash equivalents....................................................  $   3,935  $   3,935   $      --
  Restricted investments available for sale....................................        801        782         (19)
  Restricted investments held to maturity......................................        306        284         (22)
  Long-term obligations based on quoted market prices..........................     50,000     48,000      (2,000)
  Other long-term obligations..................................................     23,707     23,707          --

    Available for sale securities are mortgage backed securities. Held to maturity consist primarily of collateralized mortgage obligations. Contractual maturities as of December 31, 1998 range from one to ten years, with the majority being five years or less. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations without penalties.

(4) RESTRICTED INVESTMENTS

    Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that certain funds will be available for closure of those facilities, should a facility cease operation, and post closure coverage where required by law. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as assets against its insured liabilities and are restricted for future payment of insurance claims. At December 31, 1998, the Company insured several facilities for closure and post closure through its captive insurance company. At December 31, 1998, the amortized cost of these securities was $1,232,000. A valuation allowance of $16,000 was recorded to reflect the fair value of available for sale securities of $942,000 and a realized gain of $2,000 was reflected in net income for the year. No valuation allowance was required to reflect the fair value of held to maturity securities of $1,424,000.

    The amortized cost of these securities held at December 31, 1997 was $1,107,000. A valuation allowance of $19,000 was recorded to reflect the fair value of available for sale securities of $782,000, and a realized gain of $3,000 was reflected in net income for the year. No valuation allowance was required to reflect the fair value of held to maturity securities of $284,000.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(4) RESTRICTED INVESTMENTS (CONTINUED)
    As further discussed in Note 8, the Company was required to pay funds into a debt service reserve fund relating to the Company's economic development revenue bonds. These funds are restricted as to use and are to provide additional security to the holders of the bonds. At December 31, 1998, these payments plus interest earned totaled $1,118,000.

(5) INTANGIBLE ASSETS

    Below is a summary of intangible assets at December 31, 1998 and 1997 (in thousands):

                                                                                                1998       1997
                                                                                              ---------  ---------
Goodwill....................................................................................  $  27,529  $  27,529
Permits.....................................................................................     20,243     17,689
                                                                                              ---------  ---------
                                                                                                 47,772     45,218
Less--accumulated amortization..............................................................     14,419     12,768
                                                                                              ---------  ---------
                                                                                              $  33,353  $  32,450
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. In 1998, $2,554,000 was transferred from construction in progress to permits. Prior to 1998 all permits were capitalized as construction in progress.

    Amortization expense approximated $1,651,000, $1,634,000 and $1,620,000, for the years 1998, 1997, and 1996, respectively.

(6) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS

    (a) Legal Matters

    In the ordinary course of conducting its business, the Company becomes involved in environmentally related lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments against the Company.

    As of December 31, 1998, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes by certain Company subsidiaries at 27 state and federal Superfund sites. Fourteen of these cases involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a former subsidiary of Waste Management, Inc. ("Waste Management"). As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Natick and Braintree subsidiaries in these 14 cases, including legal fees and settlement costs. Four cases involve Mr. Frank, Inc. and one case involves Connecticut Treatment Center ("CTC"). Southdown, Inc., from which the Company bought CTC, has agreed to indemnify the Company with respect to any liability for waste disposed of by CTC before the Company acquired CTC, and the sellers of Mr. Frank, Inc. agreed to a limited indemnity against certain environmental liabilities arising from prior operations of Mr. Frank, Inc. Six pending cases

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(6) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED) involve subsidiaries which the Company acquired in January 1989, when it purchased all of the outstanding shares of ChemClear Inc., a publicly traded company ("ChemClear"). The Company has also been identified as a PRP at two additional sites at which the Company believes it has no liability.

    Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. The Company had accrued environmental costs, based on the Company's estimate of its expected liability, of $296,000 and $572,000 for cleanup of Superfund sites at December 31, 1998 and 1997, respectively. However, Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

    Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the United States Environmental Protection Agency, are conducting an inquiry concerning certain railcars which were destined for the Company's Kimball, Nebraska incinerator. Several railcars containing waste materials generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad company. The Company has cooperated fully with the federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, no assurances can be given that the government authorities will not reach a different conclusion or attempt to levy penalties.

    (b) Environmental Matters

    Under the Federal Resources Conservation and Recovery Act of 1976 ("RCRA"), every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from EPA or an authorized state agency and must comply with certain operating requirements. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. The Company's other facilities are regulated under the Clean Water Act and state regulations.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(6) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED)
    In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment, and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had $1,532,000 and $1,352,000 accrued relating to this liability at December 31, 1998 and 1997, respectively. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures in excess of the amount accrued that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be completed.

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

    The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company's facilities for the years ended December 31, (in thousands):

                                                                                              1998       1997       1996
                                                                                            ---------  ---------  ---------
Environmental expenditures capitalized....................................................  $     674  $     564  $     420
Environmental expenses incurred...........................................................         95        256        176
                                                                                            ---------  ---------  ---------
                                                                                            $     769  $     820  $     596
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The Company expects environmental remediation expenditures of the magnitude incurred for the last three years to continue for the foreseeable future.

    The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which is estimated to be in the range of $2,000,000, by, among other things, performing site services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts to PECO of $877,000 and $709,000 through December 31, 1998 and

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(6) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED)
1997, respectively. The Company had $623,000 and $791,000 accrued relating to this liability at December 31, 1998 and 1997, respectively. No estimate can be made as to when the remediation activity will be completed.

    In the fourth quarter of 1998, the Company settled an insurance claim relating to the PECO site for an amount, net of legal expenses, of $1,168,000. This settlement represents a partial reimbursement of expenses incurred by the Company relating to PECO. This settlement was recorded as a reduction of cost of revenues.

    Also, in the fourth quarter of 1998, PECO informed the Company that they had expended approximately $3,500,000 relating to the site. The Company reviewed the expenditures made and believes that it is not responsible for a significant portion of the expenditures made by PECO either because (i) the expenditures made were for remediation rather than for the corrective action investigation and the results of the corrective action investigation did not link the contamination to the operations of the Company or (ii) the expenditures made were to contain current releases of contamination caused by entities other than the Company. The Company is currently discussing the expenditures made by PECO with representatives of PECO. The Company believes that the ultimate resolution of this dispute will not have a material impact on its financial position or results of operations.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) OTHER ACCRUED EXPENSES

    Other accrued expenses consist of the following (in thousands):

                                                                                                1998       1997
                                                                                              ---------  ---------
Insurance...................................................................................  $   3,160  $   3,323
Other items.................................................................................      7,815     10,225
                                                                                              ---------  ---------
                                                                                              $  10,975  $  13,548
                                                                                              ---------  ---------
                                                                                              ---------  ---------

(8) FINANCING ARRANGEMENTS

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

    The Bonds provide for certain covenants and requirements relating to, among others, incurrence of additional debt, payment of dividends and a debt service coverage ratio of earnings before interest, income taxes, and depreciation and amortization ("EBITDA") to total debt service. At December 31, 1997, the debt service coverage ratio of 1.04 to 1 was less than the 1.25 to 1 required. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through December 31, 1998, the Company has paid $1,075,000 into this fund, as required. At December 31, 1998, the debt service coverage ratio was 1.58 to 1. If the debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters, the payments made into the reserve fund will be returned to the Company.

    As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provides for a $24,500,000 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note (the "Term Note"). The Term Note has monthly principal payments of $250,000 with the last payment due in January 2000. The Revolver allows the Company to borrow up to $35,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 1998 and 1997, funds available to borrow under the

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(8) FINANCING ARRANGEMENTS (CONTINUED)
Revolver were $8,351,000 and $9,900,000, respectively. The Revolver requires the Company to pay a line fee of one half of one percent on the unused portion of the line. In June, 1998, the term of the Revolver was extended from May 8, 1999 to May 8, 2000.

    The Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement is collateralized by substantially all of the Company's assets, and the Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital and adjusted net worth. At December 31, 1998, the Loan Agreement required minimum levels of working capital and adjusted net worth of $6,000,000 and $33,000,000, respectively. At December 31, 1998, the Company had working capital and adjusted net worth of $11,245,000 and $37,310,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the fourth quarter of 1998 and the first quarter of 1999, the Company violated this covenant, which has been waived by the financial institution through May 15, 1999.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(8) FINANCING ARRANGEMENTS (CONTINUED)
    The following table is a summary of the Company's long-term debt obligations reflecting the transactions discussed above.

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Long-term obligations consist of the following:
  Economic development revenue bonds at 10.75%..............................................  $  10,000  $  10,000
  Revolving credit with a financial institution, bearing interest at the Eurodollar rate
    (5.55% at December 31, 1998) plus 3.00%, or the "prime" rate (7.75% at December 31,
    1998) plus 1.50%, collateralized by substantially all assets............................      9,921      5,559
  Term note payable, bearing interest at the Eurodollar rate (5.55% at December 31, 1998)
    plus 3.00% or the "prime" rate (7.75% at December 31, 1998) plus 1.50% collateralized by
    substantially all assets................................................................      3,111      6,111
  Senior notes payable, bearing interest at 12.50%..........................................     50,000     50,000
  Senior convertible notes, bearing interest at 10.00%......................................      1,000      2,000
  Obligations under capital leases..........................................................         --         37
                                                                                              ---------  ---------
                                                                                                 74,032     73,707
  Less current maturities...................................................................      4,100      4,037
  Less unamortized financing costs..........................................................      1,158      1,650
                                                                                              ---------  ---------
  Long-term obligations.....................................................................  $  68,774  $  68,020
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(8) FINANCING ARRANGEMENTS (CONTINUED)

    Below is a summary of minimum principal payments due under the Company's long-term obligations (in thousands):

YEAR                                                                                  AMOUNT
-----------------------------------------------------------------------------------  ---------
1999...............................................................................  $   4,100
2000...............................................................................     10,132
2001...............................................................................     50,100
2002...............................................................................        100
2003...............................................................................        100
Thereafter.........................................................................      9,500
                                                                                     ---------
Total minimum payments due under long-term obligations including current maturities.......................................................................  $  74,032
                                                                                     ---------
                                                                                     ---------

(9) LEASES

    The Company leases facilities and personal property under certain operating leases in excess of one year. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Future minimum lease payments under operating leases are as follows (in thousands):

                                                                                       TOTAL
                                                                         PERSONAL    OPERATING
YEAR                                                          FACILITIES PROPERTY     LEASES
------------------------------------------------------------  ---------  ---------  -----------
1999........................................................  $   2,483  $   4,085   $   6,568
2000........................................................      2,079      2,797       4,876
2001........................................................      1,320      1,680       3,000
2002........................................................      1,173        674       1,847
2003........................................................      1,030        402       1,432
Thereafter..................................................      2,107         96       2,203
                                                              ---------  ---------  -----------
                                                              $  10,192  $   9,734   $  19,926
                                                              ---------  ---------  -----------
                                                              ---------  ---------  -----------

    During the years 1998, 1997 and 1996 rent expense was approximately $13,328,000, $12,421,000, and $12,501,000, respectively.

(10) FEDERAL AND STATE INCOME TAXES

    The provision for income taxes consists of the following (in thousands):

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Federal: Current..............................................  $  --      $  --      $    (911)
  Deferred....................................................     --          1,878     (1,359)
State: Current................................................        247        269        405
  Deferred....................................................        113      2,698       (910)
                                                                ---------  ---------  ---------
Net provision for (benefit from) income taxes.................  $     360  $   4,845  $  (2,775)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(10) FEDERAL AND STATE INCOME TAXES (CONTINUED)
    The sources of significant timing differences which gave rise to deferred taxes were as follows (in thousands):

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Depreciation...................................................  $    (403) $    (370) $    (227)
Provision for doubtful accounts................................         15          2         (8)
Insurance reserves.............................................       (194)       415       (596)
Litigation.....................................................        174       (157)       348
Tax attributes.................................................     (2,197)      (864)    (1,378)
Permits........................................................        796       (212)      (224)
Other..........................................................        786       (288)      (184)
Valuation Allowance............................................      1,136      6,050     --
                                                                 ---------  ---------  ---------
Total deferred tax provision (benefit).........................  $     113  $   4,576  $  (2,269)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Statutory rate................................................      (34.0)%     (34.0)%     (34.0)%
Increase (decrease) in taxes resulting from:
  Valuation allowance.........................................       32.5       68.1     --
  Adjustment of prior year's estimated attributes.............       (8.6)      11.9     --
  Goodwill amortization.......................................        7.0        3.0        2.6
  State income taxes, net of federal benefit..................        7.1        3.0       (0.8)
  Other permanent differences.................................        6.3        2.5        3.6
                                                                ---------  ---------  ---------
Net provision for (benefit from) income taxes.................       10.3%      54.5%     (28.6)%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(10) FEDERAL AND STATE INCOME TAXES (CONTINUED)
    The components of the net deferred tax asset at December 31, 1998 and 1997 were as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Current:
  Workmens' compensation accrual........................................  $     822  $     628
  Provision for doubtful accounts.......................................        408        423
  Litigation accruals...................................................        300        475
  Accrued rent holiday..................................................         99         88
  Health insurance accrual..............................................         34         34
  Miscellaneous.........................................................        497      1,431
  Permits...............................................................       (276)      (224)
  Valuation allowance...................................................     (1,884)    (2,809)
                                                                          ---------  ---------
  Total current deferred tax asset......................................  $      --  $      46
                                                                          ---------  ---------
Long-term:
  Net operating loss carryforwards......................................  $  11,192  $   8,996
  Tax credit carryforwards..............................................      1,927      1,927
  Other.................................................................         39         35
  Property, plant and equipment permits.................................     (4,522)    (5,094)
  Permits...............................................................     (2,555)    (1,777)
  Valuation allowance...................................................     (6,081)    (4,020)
                                                                          ---------  ---------
  Total long-term deferred tax asset....................................  $      --  $      67
                                                                          ---------  ---------
  Net deferred tax asset................................................  $      --  $     113
                                                                          ---------  ---------
                                                                          ---------  ---------

    SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1997, based upon this review, the valuation allowance was increased by $6,050,000, which resulted in a non-cash charge to operations of the same amount. In 1998, the valuation allowance was increased by $1,136,000. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

    For federal income tax purposes at December 31, 1998, the Company had regular tax net operating loss carryforwards of $22,749,000 which expire in 2010 and thereafter, and alternative minimum tax net operating loss carryforwards of $26,090,000, which have no expiration and which may be used to offset future taxable income, if any. The Company also had $3,333,000 of SRLY net operating loss carryforwards which may only be used to offset future taxable income, if any, of former ChemClear entities. These net operating loss carryforwards expire in the amounts of $489,000, $648,000 and $2,196,000 in the years 2001, 2002 and
2003, respectively.

    During the ordinary course of its business, the Company is audited by federal and state tax authorities, which may result in proposed assessments. The Company received a notice of intent to assess state income taxes from one of the states in which it operates. This case is currently undergoing administrative appeal. If

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(10) FEDERAL AND STATE INCOME TAXES (CONTINUED) the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3,000,000 to the state. A decision is expected in the second quarter of 1999 regarding the administrative appeal. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the audit, the amount of any final adjustment or the potential impact of such adjustments on the Company's financial condition or results of operations.

(11) LOSS PER SHARE

    The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                                                    YEAR ENDED 1998
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)    (DENOMINATOR)      LOSS
                                                       ------------  ---------------  -----------
Net loss.............................................   $   (3,854)
Less preferred dividends.............................          448
                                                       ------------        ------     -----------
Basic and diluted EPS
  (loss available to shareholders)...................   $   (4,302)        10,309      $   (0.42)
                                                       ------------        ------     -----------
                                                       ------------        ------     -----------


                                                                    YEAR ENDED 1997
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)    (DENOMINATOR)      LOSS
                                                       ------------  ---------------  -----------
Net loss.............................................   $  (13,728)
Less preferred dividends.............................          448
                                                       ------------        ------     -----------
Basic and diluted EPS
  (loss available to shareholders)...................   $  (14,176)         9,959      $   (1.42)
                                                       ------------        ------     -----------
                                                       ------------        ------     -----------

                                                                    YEAR ENDED 1996
                                                       ------------------------------------------
                                                          INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)    (DENOMINATOR)      LOSS
                                                       ------------  ---------------  -----------
Net loss.............................................   $   (6,943)
Less preferred dividends.............................          447
                                                       ------------        ------     -----------
Basic and diluted EPS
  (loss available to shareholders)...................   $   (7,390)         9,653      $   (0.77)
                                                       ------------        ------     -----------
                                                       ------------        ------     -----------

    The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. These have not been included in the above calculations, since their inclusion would have been antidilutive for the years ended December 31, 1998, 1997 and 1996.

(12) STOCKHOLDERS' EQUITY

    (a) Stock Option Plans

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(12) STOCKHOLDERS' EQUITY (CONTINUED)
    In 1987, the Company adopted a nonqualified stock option plan ("1987 Plan"). In 1992, the Company adopted an equity incentive plan, which provides for a variety of incentive awards, including stock options ("1992 Plan"). As of December 31, 1998, all awards under the 1992 Plan were in the form of nonqualified stock options. These options generally become exercisable after a period of one to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 1998, the Company had reserved 955,600 and 1,250,000 shares of common stock for issuance under the 1987 and 1992 Plans, respectively.

    Under the terms of the 1987 and 1992 Plans, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. No compensation expense related to stock option grants was recorded in 1998, 1997 or 1996, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(12) STOCKHOLDERS' EQUITY (CONTINUED)
    Activity under the Plans for the three years ended December 31, 1998 is as follows:

                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
Outstanding at December 31, 1995...............................   1,286,991      $    5.42
  Granted at fair value........................................     597,350           2.54
  Forfeited....................................................    (417,393)          5.64
  Exercised....................................................      --             --
                                                                 ----------          -----
Outstanding at December 31, 1996...............................   1,466,948           2.52
  Granted at fair value........................................     137,750           2.01
  Forfeited....................................................    (293,338)          3.66
  Exercised....................................................      (8,800)          2.13
                                                                 ----------          -----
Outstanding at December 31, 1997...............................   1,302,560           2.21
  Granted at fair value........................................     618,125           1.77
  Forfeited....................................................    (516,536)          2.16
  Exercised....................................................      (2,700)          2.13
                                                                 ----------          -----
Outstanding at December 31, 1998...............................   1,401,449      $    2.04
                                                                 ----------          -----
                                                                 ----------          -----

    Summarized information about stock options outstanding at December 31, 1998 is as follows:

                                                                 EXERCISABLE
                                WEIGHTED                   ------------------------
                                 AVERAGE       WEIGHTED                  WEIGHTED
   RANGE OF      NUMBER OF      REMAINING       AVERAGE                   AVERAGE
   EXERCISE       OPTIONS      CONTRACTUAL     EXERCISE     NUMBER OF    EXERCISE
    PRICES      OUTSTANDING       LIFE           PRICE       OPTIONS       PRICE
--------------  -----------  ---------------  -----------  -----------  -----------
$   1.44- 1.75     105,000           8.68      $    1.49        7,800    $    1.67
    1.81- 1.81     503,375           9.32           1.81           --       --
    2.00- 2.13       6,000           4.46           2.00        2,000         2.00
    2.13- 2.13     761,746           5.42           2.13      564,477         2.13
    3.13-13.25      25,328           1.79           6.02       25,328         6.02

    Options exercisable at December 31, 1996, 1997 and 1998 were 508,780, 579,872 and 599,605, respectively. The weighted average exercise prices for the exercisable options at December 31, 1996, 1997 and 1998 were $3.23, $2.34, and $2.28, respectively.

    The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Dividend yield.................................................       none       none       none
Expected volatility............................................       75.0%      61.9%      64.4%
Risk-free interest rate........................................        5.8%       6.3%       5.6%
Expected life..................................................        6.0        6.0        6.1

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(12) STOCKHOLDERS' EQUITY (CONTINUED)
    Weighted average fair value of options granted at fair value during:

1998.................................................................  $    1.81
                                                                       ---------
                                                                       ---------
1997.................................................................  $    0.93
                                                                       ---------
                                                                       ---------
1996.................................................................  $    0.97
                                                                       ---------
                                                                       ---------

    Weighted average fair value of options granted at greater than fair value during:

1998.................................................................  $    1.44
                                                                       ---------
                                                                       ---------
1997.................................................................  $    0.88
                                                                       ---------
                                                                       ---------
1996.................................................................  $  --
                                                                       ---------
                                                                       ---------

    Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company's net income and net income per common share for the years ended December 31, 1998, 1997 and 1996, would approximate the pro forma amounts as compared to the amounts reported:

                                                                                   NET LOSS
                                                                                 PER BASIC AND
                                                                    NET LOSS     DILUTED SHARE
                                                                 --------------  -------------
As reported:
  1998.........................................................  $   (3,854,000)   $   (0.42)
  1997.........................................................     (13,728,000)       (1.42)
  1996.........................................................      (6,943,000)       (0.77)
Proforma:
  1998.........................................................  $   (3,947,000)   $   (0.43)
  1997.........................................................     (14,091,000)       (1.46)
  1996.........................................................      (7,251,000)       (0.81)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

    (c) Employee Stock Purchase Plan

    In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock has been reserved for offering to employees over a period of five years, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2000. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. As of December 31, 1998 and 1997, 94,000 and 99,000 shares, respectively, of common stock had

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(12) STOCKHOLDERS' EQUITY (CONTINUED)
been purchased under the ESPP. The weighted average fair per share value of the purchase rights granted under the ESPP during 1998, 1997 and 1996 were $0.41, $0.33, and $0.72, respectively.

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

    (e) Preferred Stock

    On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $.01 par value ("Preferred Stock"), for the acquisition of Spring Grove. The liquidation value of each preferred share is the liquidation preference of $50 plus unpaid dividends. Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $18.63. There is no expiration date associated with the conversion option. The Company had the option to redeem such Preferred Stock at liquidation value plus a redemption premium of 3%, if the redemption occurred on or before August 16, 1999; thereafter, the redemption premium declines 1% each year. Each preferred share entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value.

    Dividends on the Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. The Company elected to pay the 1998 dividends in common stock with a market value equal to the amount of the dividend payable. During 1998 the Company issued 228,569 shares of common stock to the holders of the Preferred Stock. The Company anticipates that the Preferred Stock dividends payable through 1999 will be paid in common stock.

(13) EMPLOYEE BENEFIT PLAN

    The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company modified the plan during 1996 whereby the Company has an option of contributing to the plan. No contribution was made by the Company in 1998, 1997, or 1996.

(14) RELATED PARTY TRANSACTIONS

    The Company leased certain facilities from a partnership of which the Company's principal stockholder is a limited partner. Under the terms of the lease, the Company agreed to make aggregate lease payments of $5,633,000 from the inception of the lease through June 1, 1996. The Company did not elect its option to renew the lease. Total rent expense charged to operations for the years ending December 31, 1996 was $234,000. See Note 9 for further discussion of lease commitments.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(15) QUARTERLY DATA (UNAUDITED)

                                                      FIRST     SECOND      THIRD     FOURTH
1998                                                 QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------  ---------  ---------  ---------  ---------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenue...........................................  $  40,376  $  53,591  $  50,884  $  52,588
Income (loss) from operations.....................     (1,149)     3,184      1,307      2,795
Net income (loss).................................     (3,579)       776     (1,135)        84
Basic and diluted income (loss) per share.........      (0.36)      0.06      (0.12)      0.00

1997
--------------------------------------------------
Revenue...........................................  $  40,374  $  47,363  $  50,137  $  45,893
Income (loss) from operations.....................     (1,676)     1,501      1,329     (1,655)
Net loss..........................................     (1,983)      (883)      (786)   (10,076)
Basic and diluted loss per share..................      (0.21)     (0.10)     (0.09)     (1.02)

    The above information reflects all adjustments that are necessary to fairly state the results of the interim periods presented. Any adjustments required are of a normal recurring nature. The first quarter of 1997 includes $800,000 of net other income, as discussed in Note 16.

(16) OTHER INCOME

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                   BALANCE     CHARGED TO     DEDUCTIONS     BALANCE
ALLOWANCE FOR                                     BEGINNING     OPERATING        FROM        END OF
DOUBTFUL ACCOUNTS                                 OF PERIOD      EXPENSE      RESERVES(A)    PERIOD
-----------------------------------------------  -----------  -------------  -------------  ---------
1996...........................................   $   1,045     $     651      $     633    $   1,063
1997...........................................       1,063           683            696        1,050
1998...........................................       1,050           559            596        1,013

------------------------

(a) Amounts deemed uncollectible, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

    The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 1999.

    For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents Filed as a Part of this Report

                                                                                                                   PAGE
                                                                                                                 ---------

       1.  Financial Statements:

           Report of Independent Accountants...................................................................     34

           Consolidated Statements of Operations for the Three Years Ended December 31, 1998...................     35

           Consolidated Balance Sheets, December 31, 1998 and 1997.............................................    36-37

           Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998...................    38-39

           Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1998.........     40

           Notes to Consolidated Financial Statements..........................................................    41-60

       2.  Financial Statement Schedule:

           Schedule II--Valuation and Qualifying Accounts......................................................     61

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

ITEM NO.                                          DESCRIPTION                                           LOCATION
-----------  -------------------------------------------------------------------------------------  ----------------
     3.1     Restated Articles of Organization of Clean Harbors, Inc. and amendments thereto......  See Note:
                                                                                                    (1)
     3.2     Certificate of Vote of Directors Establishing a Series of a Class of Stock (Series B
               Convertible Preferred Stock).......................................................  (2)
     3.4A    Amended and Restated By-laws of Clean Harbors, Inc...................................  (3)
     4.1     Senior Note Indenture dated as of August 4, 1994, between Clean Harbors, Inc., the
               Guarantor Subsidiaries of the Company, and Shawmut Bank, N.A., as trustee for the holders of the Company's 12.50% Senior Notes due May 15, 2001......................  (4)
     4.2     Loan and Security Agreement dated May 8, 1995 by and between Congress Financial
               Corporation (New England) and the Company's Subsidiaries as Borrowers..............  (5)
     4.3     Term Promissory Note dated May 8, 1995 from the Company's Subsidiaries as Debtors to
               Congress Financial Corporation (New England) in the amount of $10,000,000..........  (5)
     4.4     Guarantee dated May 8, 1995 by Clean Harbors, Inc. to Congress Financial Corporation
               (New England) of the obligations of the Company's Subsidiaries under the Financing
               Agreements.........................................................................  (5)
     4.5     General Security Agreement dated May 8, 1995 by Clean Harbors, Inc. in favor of
               Congress Financial Corporation (New England).......................................  (5)
     4.6     Letter Agreement dated November 21, 1995 by and between Congress Financial
               Corporation (New England) and the Company's Subsidiaries as Borrowers..............  (8)
     4.7     Second Amendment to Financing Agreements dated March 20, 1996 by and between Congress
               Financial Corporation (New England), the Company's Subsidiaries as Borrowers and
               Clean Harbors, Inc. as Guarantor...................................................  (8)
     4.8     Amended and Restated Term Promissory Note dated March 20, 1996 from the Company's
               Subsidiaries as Debtors to Congress Financial Corporation (New England) in the
               amount of $15,000,000..............................................................  (8)
     4.9     Third Amendment to Financing Agreements dated September 6, 1996 by and between
               Congress Financial Corporation (New England), the Company's Subsidiaries as
               Borrowers, and Clean Harbors, Inc. as Guarantor....................................  (8)
     4.10    Fourth Amendment to Financing Agreements dated June 20, 1997 by and between Congress
               Financial Corporation (New England), the Company's Subsidiaries as Borrowers, and
               Clean Harbors, Inc. as Guarantor...................................................  (9)
     4.11    Fifth Amendment to Financing Agreements dated January 1, 1998 by and between Congress
               Financial Corporation (New England), the Company's Subsidiaries as Borrowers, and
               Clean Harbors, Inc. as Guarantor...................................................  (9)

ITEM NO.                                          DESCRIPTION                                           LOCATION
-----------  -------------------------------------------------------------------------------------  ----------------
     4.12    Sixth Amendment to Financial Agreements dated June 23, 1998 by and between Congress
               Financial Corporation (New England), the Company's Subsidiaries as Borrowers and
               Clean Harbors, Inc. as guarantor...................................................  (11)
    10.35    Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment
               Systems, Inc. and Southdown, Inc. dated as of June 23, 1992........................  (2)
    10.36    Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment
               Systems, Inc. and Southdown, Inc. dated as of February 16, 1993....................  (2)
    10.37    Clean Harbors, Inc. 1987 Stock Option Plan...........................................  (6)
    10.38    Clean Harbors, Inc. 1992 Equity Incentive Plan.......................................  (6)
    10.39    Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc.,
               CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January
               30, 1995...........................................................................  (7)
    10.40    Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors
               Inc. and Ecova Corporation dated as of March 31, 1995..............................  (5)
    10.41    Disposal Services Agreement by and between Chemical Waste Management, Inc. and its subsidiary and affiliated companies and Clean Harbors Environmental Services, Inc.
               and its affiliated companies dated as of October 31, 1995..........................  (8)
    10.42    Employment Agreement between the Company and David A. Eckert dated March 14, 1996, as modified on March 4, 1998..........................................................  (9)
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

(9) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1996.

(10) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended September 30, 1996.

(11) Incorporated by reference to Exhibit 4.12 to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 1998.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ ALAN S. MCKIM         Chairman Of The Board Of
------------------------------    Directors, President and     March 26, 1999
        Alan S. McKim             Chief Executive Officer

      /s/ ROGER KOENECKE        Senior Vice President and
------------------------------    Chief Financial Officer      March 26, 1999
        Roger Koenecke

              *                 Director
------------------------------                                 March 26, 1999
       Christy W. Bell

              *                 Director
------------------------------                                 March 26, 1999
        John F. Kaslow

              *                 Director
------------------------------                                 March 26, 1999
      Daniel J. McCarthy

              *                 Director
------------------------------                                 March 26, 1999
       John T. Preston

              *                 Director
------------------------------                                 March 26, 1999
       Lorne R. Waxlax

*By:      /s/ ALAN S. MCKIM
      -------------------------
            Alan S. McKim
          ATTORNEY-IN-FACT