Form 10-Q
period 1999-03-31
CLEAN HARBORS INC
filed 1999-05-14
CIK 822818

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1999
                             -----------------------

                         Commission File Number 0-16379

                               CLEAN HARBORS, INC.
             (Exact name of registrant as specified in its charter)


     Massachusetts                                        04-2997780
(State of Incorporation)                       (IRS Employer Identification No.)

1501 Washington Street, Braintree, MA                                02184-7599
(Address of Principal Executive Offices)                             (Zip Code)

                            (781) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes      X    No
                                              --------      --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                           10,607,990
-------------------------------------        --------------------------------
                  (Class)                      (Outstanding at May 7, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION


                                                                          PAGES
                                                                         -------
ITEM 1:   FINANCIAL STATEMENTS

Consolidated Statements of Operations                                      1

Consolidated Balance Sheets                                                2-3

Consolidated Statements of Cash Flows                                      4-5

Consolidated Statement of Stockholders' Equity                             6

Notes to Consolidated Financial Statements                                 7-9

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10-18



                           PART II: OTHER INFORMATION

Items No. 1 through 6                                                      19

Signatures                                                                 20


                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
              (in thousands except for earnings per share amounts)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------

                                                            1999          1998
                                                           ------        ------
Revenues                                                  $44,648       $40,376

Cost of revenues                                           33,692        31,344

Selling, general and administrative expenses                9,113         7,897

Depreciation and amortization                               2,366         2,284
                                                           ------        ------

Loss from operations                                         (523)       (1,149)


Interest expense, net                                       2,229         2,340
                                                           ------        ------

Loss before provision for income taxes                     (2,752)       (3,489)

Provision for income taxes                                     90            90
                                                           ------        ------


        Net loss                                          $(2,842)     $(3,579)
                                                           ------        ------
                                                           ------        ------

Basic and fully diluted loss per share                     $(0.28)       $(0.36)
                                                           ------        ------
                                                           ------        ------
Weighted average common
        shares outstanding                                 10,514        10,184
                                                           ------        ------
                                                           ------        ------



        The accompanying notes are an integral part of these consolidated financial statements.

                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          MARCH 31,           DECEMBER 31,
                                                                            1999                 1998
                                                                          -----------         ------------
                                                                          (Unaudited)

ASSETS
  Current assets:
         Cash and cash equivalents                                        $  2,552              $  1,895
         Restricted investments                                              1,203                 2,366
         Accounts receivable, net of allowance for doubtful
           accounts of $1,129 and $1,013, respectively                      37,042                41,409
         Prepaid expenses                                                    1,436                   939
         Supplies inventories                                                2,790                 2,858
         Income tax receivable                                               1,236                 1,236
                                                                          --------              --------
                  Total current assets                                      46,259                50,703
                                                                          --------              --------
  Property, plant and equipment:
         Land                                                                8,182                 8,182
         Buildings and improvements                                         39,677                39,521
         Vehicles and equipment                                             79,762                79,430
         Furniture and fixtures                                              2,190                 2,190
         Construction in progress                                            1,538                   967
                                                                          --------              --------
                                                                           131,349               130,290
  Less - Accumulated depreciation
         and amortization                                                   75,076                73,157
                                                                          --------              --------
         Net property, plant and equipment                                  56,273                57,133
                                                                          --------              --------
  Other assets:
         Goodwill, net                                                      19,850                20,031
         Permits, net                                                       13,079                13,322
         Other                                                               4,362                 4,721
                                                                          --------              --------
                  Total other assets                                        37,291                38,074
                                                                          --------              --------
  Total assets                                                            $139,823              $145,910
                                                                          --------              --------
                                                                          --------              --------



        The accompanying notes are an integral part of these consolidated financial statements.

                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          MARCH 31,            DECEMBER 31,
                                                                            1999                 1998
                                                                          (Unaudited)
                                                                          --------              --------
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term
           obligations                                                    $  3,461              $  4,100
      Accounts payable                                                      15,600                17,998
      Accrued disposal costs                                                 5,631                 6,335
      Other accrued expenses                                                13,076                10,975
      Income tax payable                                                        10                    50
                                                                          --------              --------
                  Total current liabilities                                 37,778                39,458
                                                                          --------              --------
   Long-term obligations, less current maturities                           67,134                68,774
   Other                                                                     1,404                 1,368
                                                                          --------              --------
                  Total other liabilities                                   68,538                70,142
                                                                          --------              --------
   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued and
            outstanding - none                                                 ---                   ---
        Series B Convertible;
          Authorized-156,416 shares; Issued and
            outstanding 112,000 (liquidation
              preference of $5.6 million)                                        1                     1
      Common Stock, $.01 par value
          Authorized-20,000,000 shares;
            Issued and outstanding-10,521,355 and
               10,420,874 shares, respectively                                 105                   104

      Additional paid-in capital                                            60,819                60,670
      Accumulated other comprehensive loss                                      (9)                  (10)
      Accumulated deficit                                                  (27,409)              (24,455)
                                                                          --------              --------
                  Total stockholders' equity                                33,507                36,310
                                                                          --------              --------
   Total liabilities and stockholders' equity                             $139,823              $145,910
                                                                          --------              --------
                                                                          --------              --------

          The accompanying notes are an integral part of these consolidated financial statements.

                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ------------------------
                                                                        1999            1998
                                                                      -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                     $(2,842)        $(3,579)
                Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                         2,366           2,284
                  Allowance for doubtful accounts                         171             176
                  Amortization of deferred financing costs                 85             196
          Changes in assets and liabilities:
                  Accounts receivable                                   4,196          (1,087)
                  Income tax receivable                                  --               433
                  Prepaid expenses                                       (497)           (528)
                  Supplies inventories                                     68              26
                  Other assets                                            359              14
                  Accounts payable                                     (2,497)            449
                  Accrued disposal costs                                 (704)          1,699
                  Other accrued expenses                                2,094             887
                  Income tax payable                                      (40)             38
                  Other liabilities                                        36            (238)
                                                                      -------         -------
          Net cash provided by operating activities                     2,795             770
                                                                      -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property, plant and equipment                     (960)           (754)
          Proceeds from sale and maturities of
                  restricted investments                                1,177              18
          Cost of restricted investments acquired                         (12)           (179)
          Additions to permits                                            (17)           --
                                                                      -------         -------


          Net cash provided by (used in) investing
                       activities                                     $   188         $  (915)
                                                                      -------         -------



        The accompanying notes are an integral part of these consolidated financial statements.

                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           --------------------------
                                                                              1999               1998
                                                                           -------             ------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (repayments) under long-term
                  revolver                                                 $(1,614)            $  979
         Payments on long-term obligations                                    (750)              (753)
         Proceeds from employee stock purchase plan                             38                 31
                                                                           -------             ------
         Net cash provided by (used in) financing activities                (2,326)               257
                                                                           -------             ------
    INCREASE IN CASH AND CASH EQUIVALENTS                                      657                112
         Cash and cash equivalents, beginning of year                        1,895              3,935
                                                                           -------             ------
         Cash and cash equivalents, end of period                          $ 2,552             $4,047
                                                                           -------             ------
                                                                           -------             ------
    Supplemental Information:
         Non cash investing and financing activities:
                  Stock dividend on preferred stock                         $  112             $  112




            The accompanying notes are an integral part of these consolidated financial statements.

                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (in thousands)


                                                       Series B                                                      Accumulated
                                                     Preferred Stock    Common Stock                                    Other
                                               --------------------- ------------------- Additional Comprehensive  Comprehensive
                                               Number of   $0.01 Par Number of $0.01 Par   Paid-in       Income         Income
                                                Shares       Value    Shares     Value     Capital       (Loss)         (Loss)
                                               ----------  --------- --------- --------- ---------- -------------  -------------
Balance at December 31, 1998                         112        $1   10,421      $104    $60,670         ---          $(10)

   Net loss                                          ---       ---      ---       ---      ---       $(2,842)          ---
   Other comprehensive income, net of tax:
     Unrealized holding gains arrising during
          the peroid                                 ---       ---      ---       ---      ---             1             1
     Reclassification adjustment for
          gains included in net loss                 ---       ---      ---       ---      ---           ---           ---
                                                                                                     -------
Other comprehensive income                           ---       ---      ---       ---      ---             1           ---
                                                                                                     -------
Comprehensive loss                                   ---       ---      ---       ---      ---       $(2,841)          ---
                                                                                                     -------
                                                                                                     -------
Preferred stock dividends:
 Series B                                            ---       ---       71         1        111         ---           ---

Employee stock purchase plan                         ---       ---       29       ---         38         ---           ---
                                                    ----      ----  -------      -----  --------                      -----
Balance at March 31, 1999                            112        $1   10,521       $105   $60,819         ---           $(9)
                                                    ----      ----  -------      -----  --------       -----          -----
                                                    ----      ----  -------      -----  --------       -----          -----








                                                                     Total
                                                    Accumulated  Stockholders'
                                                      Deficit       Equity
                                                  -------------  -------------
Balance at December 31, 1998                      $(24,455)        $36,310

   Net loss                                         (2,842)         (2,842)
   Other comprehensive income, net of tax:
     Unrealized holding gains arrising during
          the peroid                                   ---               1
     Reclassification adjustment for
          gains included in net loss                   ---             ---

Other comprehensive income                             ---             ---

Comprehensive loss                                     ---             ---
Preferred stock dividends:
 Series B                                             (112)            ---

Employee stock purchase plan                           ---              38
                                                  ---------        --------
Balance at March 31, 1999                         $(27,409)        $33,507
                                                  ---------        --------
                                                  ---------        --------

     The accompanying notes are an integral part of these consolidated financial statements.

                                      (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1       BASIS OF PRESENTATION

          The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair statement of results of interim periods. The operating results for the three months ended March 31, 1999 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

         Capitalization of Software Developed Internally

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), effective for periods beginning after December 15, 1998. SOP 98-1 provides guidance on defining internal use software and the accounting for the costs thereof. The adoption of this statement in the period ended March 31, 1999 did not have a significant effect on the Company's results of operations or its financial position.

NOTE 3       FINANCING ARRANGEMENTS

          As amended, the Company has a $35,000,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,00 revolving credit portion (the "Revolver") and a $10,500,000 term promissory note. The Revolver allows the Company to borrow up to $35,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At March 31, 1999, the Revolver balance was $8,307,000, letters of credit outstanding were $6,232,000 and funds available to borrow were approximately $7,100,000.

The Loan Agreement has covenants that require, among others, maintenance of a minimum level of working capital and adjusted net worth. At March 31, 1999, the Loan Agreement required minimum amounts of working capital and adjusted net worth of $6,000,000 and $33,000,000 respectively. At March 31, 1999, the Company had working capital and adjusted net worth of $8,481,000 and $34,507,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 1999, the Company violated this covenant, which has been waived by the financial institution through May 15, 1999.


                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3       FINANCING ARRANGEMENTS (CONTINUED)

         In addition, the Indenture under which the Company has outstanding $10,000,000 of industrial revenue bonds the ("Bonds") contain certain covenants the most restrictive of which require the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997 the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company has paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if the debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December, 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. The balance of the debt service reserve fund was reflected as a component of restricted cash at December 31, 1998, and of cash and cash equivalents at and March 31, 1999.

NOTE 4       INCOME TAXES

          SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. Accordingly, no tax benefit has been recorded relating to the net losses and for the quarter ended March 31, 1999 and 1998. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

         During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. The Company has received a notice of intent to assess state income taxes from one of the states in which it operates. The case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3,000,000 to the state. A decision is expected in the second quarter of 1999 regarding the administrative appeal. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final

                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4       INCOME TAXES (CONTINUED)

adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

NOTE 5       LOSS PER SHARE

          The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):


                                                                    Quarter Ended March 31, 1999
                                                               ------------------------------------
                                                                  Income       Shares      Per-Share
                                                              (Numerator)    (Denominator)    Loss
                                                               ---------        ------       ------
    Net loss                                                  $   (2,842)
    Less preferred dividends                                         112
                                                               ---------        ------       ------
    Basic and diluted EPS
    (loss available to shareholders)                          $   (2,954)       10,514       $(0.28)
                                                               ---------        ------       ------
                                                               ---------        ------       ------


                                                                    Quarter Ended March 31, 1998
                                                               ------------------------------------
                                                                  Income       Shares      Per-Share
                                                              (Numerator)    (Denominator)    Loss
                                                               ---------        ------       ------
    Net loss                                                  $   (3,579)
    Less preferred dividends                                         112
                                                               ---------        ------       ------
    Basic and diluted EPS
    (loss available to shareholders)                           $  (3,691)       10,184       $(0.36)
                                                               ---------        ------       ------
                                                               ---------        ------       ------


          The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. These have not been included in the calculations, since their inclusion would have been antidilutive for the above periods.

                                       (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                            FORWARD-LOOKING STATEMENT

         In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

             The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.

                                                    Percentage Of Total Revenues
                                                    ----------------------------
                                                       Three Months Ended
                                                             March 31,
                                                       ------------------

                                                     1999               1998
                                                    ------             ------
Revenues                                            100.0%             100.0%
Cost of revenues:
         Disposal costs paid to third parties        12.7               12.8
         Other costs                                 62.8               64.8
                                                     ----               ----
         Total cost of revenues                      75.5               77.6
Selling, general and administrative
         expenses                                    20.4               19.5
Depreciation and amortization
         of intangible assets                         5.3                5.7
                                                     ----               ----
Loss from operations                                 (1.2)%             (2.8)%
                                                     ----               ----
                                                     ----               ----

                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Other Data:
----------
Earnings before interest, taxes,
      depreciation and amortization
      (EBITDA) (in thousands)                       $1,843             $1,135


REVENUES

             Revenues for the first quarter of 1999 were $44,648,000, up compared to revenues of $40,376,000 for the first quarter of the prior year. The majority of the increase in revenues was due to an increase in revenue from site services primarily due to a higher level of emergency response business for the quarter ended March 31, 1999 compared to the same quarter of the prior year. Billed hours on site services projects were flat as compared to the same quarter of the prior year. Pricing on waste processed through the Company's facilities increased by 1.3% for the quarter ended March 31, 1999 as compared to the same quarter of the prior year. Revenue due to the volume of waste processed through the Company's facilities was flat compared to the same quarter of the prior year.

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

COST OF REVENUES

          Cost of revenues were $33,692,000 for the quarter ended March 31, 1999 compared to $31,344,000 for the quarter ended March 31, 1998, an increase of $2,348,000. As a percentage of revenues, cost of revenues decreased from 77.6% for the quarter ended March 31, 1998 to 75.5% for the quarter ended March 31, 1999. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined slightly from 12.8% for the quarter ended March 31, 1998 to 12.7% for the quarter ended March 31, 1999. This decrease was due to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues declined from 64.8% for the quarter ended March 31, 1998 to 62.8% for the quarter ended March 31, 1999. This decrease was primarily due to increased margins on site services work due to the types of jobs performed and improved pricing on waste processed through the Company's facilities.


                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES (CONTINUED)

         The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. During the first quarter of 1999, the Company commenced a strategic sourcing initiative in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where the Company is currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that the Company uses through reducing the number of purchase orders that must be prepared and invoices that must be processed. No assurance can be given that the Company's efforts to manage future operating expenses will be successful.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses increased to $9,113,000 for the three months ended March 31, 1999 from $7,897,000 for the three months ended March 31, 1998, an increase of $1,216,000 or 15.4%. The largest components of the increase are due to increases in headcount due to higher levels of revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. The Company also experienced increases in non-payroll sales and marketing expenses related to sales initiatives.

INTEREST EXPENSE, NET

          Interest expense net of interest income was $2,229,000 for the first quarter of 1999 as compared to $2,340,000 for the first quarter of 1998. The decrease in interest expense is primarily due to a decrease in the average balance of loans outstanding.

INCOME TAXES

          For the three months ended March 31, 1999, income tax expense of $90,000 was recorded on a pre-tax loss of $2,752,000 for an effective tax rate of (3.3%), as compared to a tax expense of $90,000 that was recorded on a pre-tax loss of $3,849,000 for an effective tax rate of (2.3%). SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and, in 1998, based on this review, the valuation allowance was increased to cover the value of all net deferred tax assets. Accordingly, the Company recorded no benefit on its books for the future potential value of net operating loss carryforwards for the quarters ended March 31, 1998 and 1999.


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

         The $90,000 in income tax expense recorded for the each of quarters ended March 31, 1998 and 1999 is due to the tangible property taxes and net worth taxes that are levied as a component of state income taxes.

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

          The Company's future operating results may be affected by a number of factors, including the Company's ability to: utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the consulting and information services business.

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

FINANCIAL CONDITION AND LIQUIDITY

         For the quarter ended March 31, 1999, the Company generated $2,795,000 of cash from operations. The primary sources of cash from operations were a $4,196,000 reduction of the accounts receivable balance at March 31, 1999 as compared to the balance at December 31, 1998 due to lower levels of sales in the first quarter of 1999 as compared to the fourth quarter of 1998, and non-cash expenses of $2,366,000 for depreciation and amortization, $171,000 for the allowance for doubtful accounts and $85,000 for the amortization of deferred financing costs. Partially offsetting these sources of cash was a net use of cash of $1,107,000 due to a net reduction in the combined balances of accounts payable, accrued disposal costs and other accrued expenses, at March 31, 1999 compared to those of December 31, 1998, which was in turn due to lower levels of activities and timing of periodic interest payments on long-term debt obligations in the first quarter of 1999 as compared to the fourth quarter of 1998.

         In addition, the Company obtained $188,000 from investing activities. The source of cash from investing activities was $1,177,000 which was almost completely due to release of restricted funds that were held in a debt service reserve fund at December 31, 1998. The debt service reserve fund is discussed later in Management's Discussion and Analysis of Financial Condition and Liquidity. Primarily offsetting the source of cash from investing activities was a use of cash of $960,000 to purchase property, plant and equipment.


                                      (14)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         The Company used the $2,795,000 generated from operations and the $188,000 generated from investing activities primarily to reduce borrowings under the revolving line of credit of $1,614,000, to reduce the outstanding balance on the term loan by $750,000 and to increase the amount of cash on hand by $657,000.

         For the quarter ended March 31, 1998 the Company generated $770,000 form operations and the Company obtained $257,000 from financing activities, which consisted primarily of additional net borrowings. The Company used these funds primarily to purchase property, plant and equipment of $754,000 and to make payments into a debt service reserve fund of $179,000.

          The Company believes 1999 capital additions of approximately $5,000,000 will be required to maintain existing capital assets, replace site services equipment and upgrade information technology hardware and software. However, the Company continues to evaluate potential acquisitions, and the Company continues to evaluate opening additional site services offices within and next to the Company's service areas. Thus, it is possible that capital additions could exceed the $5,000,000 currently planned.

          The Company's $35,000,000 Loan Agreement with a financial institution provides for certain covenants the most restrictive of which require the maintenance of a minimum level of working capital of $6,000,000 and adjusted net worth of not less than $33,000,000. At March 31, 1999, working capital was $8,481,000 and adjusted net worth was $34,507,000. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty days prior to paying principal and interest on its indebtedness and dividends in cash on its preferred stock. In the first quarter of 1999, the Company violated this covenant, which has been waived by the financial institution through May 15, 1999. Management believes that it will be able to comply with this covenant for the foreseeable future, and the financial institution has stated it will continue to waive this covenant, if violated, so long as the Company is in substantial compliance with the covenant. However, no assurance can be given that this covenant will not be violated and that this covenant will be waived, if violated, in the future by the financial institution. There were no other violations of loan covenants at March 31, 1999.

          At March 31, 1999, funds available to borrow under the Revolver were $7,100,000. Management believes that sufficient resources will be available to meet the Company's cash requirements for the foreseeable future. The Company has $50,000,000 of Senior Notes which mature in 2001. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on a favorable interest rate environment when the Company attempts to refinance the borrowings.


                                      (15)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         In addition, the Indenture under which the Company has outstanding $10,000,000 of industrial revenue bonds the ("Bonds") contain certain covenants the most restrictive of which require the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997 the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company has paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if the debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December, 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. The balance of the debt service reserve fund was reflected as a component of restricted cash at December 31, 1998, and of cash and cash equivalents at March 31, 1999.

          Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January 15, 1999 dividend in common stock. Accordingly, the Company issued 71,340 shares of common stock to the holders of the preferred stock in the period ended March 31, 1999. The Company anticipates that the preferred stock dividends payable through 1999 will be paid in common stock.

YEAR 2000

         As has been widely discussed in the media, companies around the world are working on resolving the anticipated problems relating to the year 2000. The problem stems from the fact that much of the computer software, computer hardware and control devices produced in prior years provide only two digits with which to record the year. This may result in these products not functioning or producing unexpected results when the year 2000 is recorded as "00", and the program or device is unable to differentiate whether the "00" represents the year 1900 or 2000. Since 1998, the Company has been working on identifying and correcting the year 2000 problems. Although the work is on-going, the Company has identified potential year 2000 issues related to its management information systems, control devices used at its plants, and readiness of vendors and customers for the year 2000.

                                      (16)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (CONTINUED)

         Starting in 1996, the Company began a major upgrade of all management information systems in order to improve the availability of management information with the ultimate aim being better control over costs and better availability of management information, which management believes will yield improved operating results. As a by-product of this upgrade, the Company believes that all of its major management information systems are currently year 2000 compliant, with the exception of the accounts receivable and human resource systems. The Company has installed an accounts receivable module as part of its new financial software package. The Company is in the process of running the accounts receivable system parallel to the existing system and anticipates that the new accounts receivable system will be functional by the end of the second quarter of 1999. The Company has purchased a human resource system at a cost of approximately $100,000 that it expects to be able to install in 1999. At this time, the management of the Company believes that all major systems will be year 2000 compliant prior to the end of 1999.

         The Company has also compiled a list of secondary computer software and hardware that is not year 2000 compliant. Although the cost of modifying or replacing the secondary software and hardware that is not year 2000 compliant has not been determined, a review of the list indicates that the cost will not be material to the results of operations of the Company.

         In addition to computer software and hardware, the Company utilizes a variety of control devices in its plants, most of which are not date or time sensitive. Based on an inventory of the control devices, the cost of replacing the control devices that are not year 2000 compliant is expected to be approximately $100,000. The Company replaced these control devices during regularly scheduled plant shutdowns in April of 1999.

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

                                      (17)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (CONTINUED)

         The Company relies on its customers to pay for services performed within a commercially reasonable period of time. If the computer systems of customers are not year 2000 compliant, there is a possibility that the collection of bills, thus cash flow, could be adversely impacted in the first quarter of 2000. In the first half of 1999, the Company plans on developing a contingency plan should customers be unable to pay their bills when due in 2000.

         As discussed above, the Company is trying to insure that all mission critical software, hardware and control devices are year 2000 compliant and that there will be no disruption of service to its client base. In addition, the Company is trying to insure that primary suppliers, key secondary suppliers and significant customers are ready for the year 2000. However, due to the pervasive use of computers and control devices throughout all businesses, there is a risk that certain key non-compliant year 2000 software, hardware and control devices will be overlooked by the Company, our vendors or our customers, which could adversely affect revenues or cash flow early in the year 2000.

         The Company has made significant progress on resolving problems related to the year 2000. The Securities and Exchange Commission in Release 33-7558, DISCLOSURE OF YEAR-2000 ISSUES AND CONSEQUENCES BY PUBLIC COMPANIES, INVESTMENT ADVISERS, INVESTMENT COMPANIES, AND MUNICIPAL SECURITIES ISSUERS, dated August 4, 1998 requires that all companies disclose their most reasonably likely worst case scenario relating to the year 2000. The Company has interpreted this to mean that the assumption is that there will be no further future progress on resolving known problems related to the year 2000. Although the Company intends to work diligently to resolve known year 2000 problems, the Company believes that the most reasonably likely worst case scenarios of not being able to make any further progress on its known year 2000 problems would be a decrease in cash flow due to inefficient collection of monies owed the Company because of the accounts receivable system, a disruption in cash flow due to the Company's customers not being able to pay their bills due to their systems being non-compliant, and a decrease in revenues due to the inability of the Company to obtain required goods and services because of the vendor's systems being non-compliant. The Company will continue to monitor the situation and will continue to develop contingency plans as required.

NEW ACCOUNTING PRONOUNCEMENTS

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1") which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.
The adoption of this statement in the period ended March 31, 1999 did not have a significant effect on the Company's results of operations or its financial position.

                                      (18)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         No legal proceedings of a material nature have arisen in the first quarter of 1999, and there have been no material changes during the first quarter of 1999 in the pending legal proceedings disclosed in the Form 10-K for the year ended December 31, 1998.

ITEM 2 - CHANGES IN SECURITIES

          None

ITEM 3 - DEFAULTS UPON SENIOR DEBT

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.           DESCRIPTION                LOCATION
-----------           -----------                --------
10.43          Key Employee Retention Plan        Filed
                                                  herewith

27             Financial Data Schedule            Filed
                                                  herewith

               Reports on Form 8-K                None



                                      (19)

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



                               Clean Harbors, Inc.
                               -------------------------
                               Registrant





    Dated:  May 14, 1999       By:  /s/ Alan S. McKim
                               -------------------------------------
                               Alan S. McKim
                               President and
                               Chief Executive Officer





    Dated:  May 14, 1999       By:  /s/ Roger A. Koenecke
                               -------------------------------------
                               Roger A. Koenecke
                               Senior Vice President and
                               Chief Financial Officer



                                      (20)