Form 10-Q
period 1999-06-30
CLEAN HARBORS INC
filed 1999-08-16
CIK 822818

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            10,694,659
-------------------------------------      --------------------------------
                  (Class)                    (Outstanding at August 6, 1999)

================================================================================

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS                             PAGES
                                                          -------

Consolidated Statements of Operations                          1

Consolidated Balance Sheets                                    2-3

Consolidated Statements of Cash Flows                          4-5

Consolidated Statement of Stockholders' Equity                 6

Notes to Consolidated Financial Statements                     7-12

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS                                   13-24

                           PART II: OTHER INFORMATION

Items No. 1 through 6                                          25-26

Signatures                                                     27

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
              (in thousands except for earnings per share amounts)

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                          -------------------   --------------------
                                            1999      1998        1999       1998
                                          --------   --------   --------    --------
Revenues                                   $51,118   $ 53,591   $ 95,766    $ 93,967
Cost of revenues                            37,215     38,975     70,907      70,319

Selling, general and administrative
     expenses                                8,635      9,180     17,748      17,077

Depreciation and amortization                2,273      2,252      4,639       4,536
                                          --------   --------   --------    --------
Income from operations                       2,995      3,184      2,472       2,035

Interest expense, net                        2,200      2,318      4,429       4,658
                                          --------   --------   --------    --------
Income (loss) before provision for
     income taxes                              795        866     (1,957)     (2,623)

Provision for income taxes                      90         90        180         180
                                          --------   --------   --------    --------

        Net income (loss)                 $    705   $    776   $ (2,137)   $ (2,803)
                                          ========   ========   ========    ========
Basic and fully diluted earnings (loss)
     per share                            $   0.06   $   0.06   $  (0.22)   $  (0.30)
                                          ========   ========   ========    ========
Weighted average common
     shares outstanding                     10,503     10,274     10,563      10,229
                                          ========   ========   ========    ========
Weighted average common
     shares plus potentially dilutive
     common shares                          10,515     10,385     10,563      10,229
                                          ========   ========   ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.


                                      (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,    December 31,
                                                             1999          1998
                                                          (Unaudited)
                                                           --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                $  3,500      $  1,895
  Restricted investments                                      1,148         2,366
  Accounts receivable, net of allowance for doubtful
    accounts of $1,258 and $1,013, respectively              41,430        41,409
  Prepaid expenses                                            1,210           939
  Supplies inventories                                        2,796         2,858
  Income tax receivable                                       1,236         1,236
                                                           --------      --------
      Total current assets                                   51,320        50,703
                                                           --------      --------
  Property, plant and equipment:
    Land                                                      8,478         8,182
    Buildings and improvements                               39,954        39,521
    Vehicles and equipment                                   81,385        79,430
    Furniture and fixtures                                    2,215         2,190
    Construction in progress                                  2,614           967
                                                           --------      --------
                                                            134,646       130,290
  Less - Accumulated depreciation
    and amortization                                         76,901        73,157
                                                           --------      --------
    Net property, plant and equipment                        57,745        57,133
                                                           --------      --------
  Other assets:
    Goodwill, net                                            19,941        20,031
    Permits, net                                             12,803        13,322
    Other                                                     4,382         4,721
                                                           --------      --------
      Total other assets                                     37,126        38,074
                                                           --------      --------
  Total assets                                             $146,191      $145,910
                                                           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       JUNE 30,              DECEMBER 31,
                                                         1999                    1998
                                                     (Unaudited)
                                                   ----------------       ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Current maturities of long-term
    obligations                                       $  2,300                $  4,100
  Accounts payable                                      16,135                  17,998
  Accrued disposal costs                                 6,354                   6,335
  Other accrued expenses                                11,121                  10,975
  Income tax payable                                        68                      50
                                                      --------                --------
         Total current liabilities                      35,978                  39,458
                                                      --------                --------
  Long-term obligations, less current maturities        74,545                  68,774
  Other                                                  1,441                   1,368
                                                      --------                --------
         Total other liabilities                        75,986                  70,142
                                                      --------                --------
  Commitments and contingencies (Note 4)
  Stockholders' equity:
    Preferred Stock, $.01 par value:
      Series A  Convertible;
        Authorized-2,000,000 shares; Issued and
        outstanding - none                                  --                      --
      Series B Convertible;
        Authorized-156,416 shares; Issued and
          outstanding 112,000 (liquidation
          preference of $5,600,000)                          1                       1
      Common Stock, $.01 par value
        Authorized-20,000,000 shares;
        Issued and outstanding-10,607,990 and
          10,420,874 shares, respectively                  106                     104
      Additional paid-in capital                        60,960                  60,670
      Accumulated other comprehensive loss                 (24)                    (10)
      Accumulated deficit                              (26,816)                (24,455)
                                                      --------                --------
         Total stockholders' equity                     34,227                  36,310
                                                      --------                --------
  Total liabilities and stockholders' equity          $146,191                $145,910
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


                                      (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                            ----------------------------
                                                              1999                   1998
                                                            -------              -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(2,137)             $(2,803)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                             4,639                4,536
    Allowance for doubtful accounts                             342                  342
    Amortization of deferred financing costs                    172                  317

  Changes in assets and liabilities:
    Accounts receivable                                        (363)              (8,779)
    Refundable income taxes                                      --                  432
    Prepaid expenses                                           (271)                (238)
    Supplies inventories                                         62                 (324)
    Other assets                                                339                   32
    Accounts payable                                         (1,863)               5,350
    Accrued disposal costs                                       19                 (592)
    Other accrued expenses                                      146                1,001
    Taxes payable                                                18                   36
    Other liabilities                                            73                 (229)
                                                            -------              -------
  Net cash provided by (used in) operating activities         1,176                 (919)
                                                            -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                 (2,728)              (2,801)
  Acquisition                                                (1,900)                  --
  Proceeds from sale and maturities of
    restricted investments                                    1,204                   64
  Purchase of restricted investments                            (14)                (717)
                                                            -------              -------
  Net cash provided by (used in) investing
    activities                                              $(3,438)             $(3,454)
                                                            -------              -------

  The accompanying notes are an integral part of these consolidated financial statements.


                                      (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                    UNAUDITED
                                 (in thousands)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           -----------------------
                                                            1999             1998
                                                           ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under long-term revolver                $1,010           $7,005
    Additional borrowings under term note                   4,139               --
    Payments on long-term obligations                      (1,350)          (1,503)
    Additions to deferred financing cost                       --              (14)
    Proceeds from employee stock purchase plan                 68               65
                                                           ------           ------
    Net cash provided by (used in) financing activities     3,867            5,553
                                                           ------           ------

INCREASE IN CASH AND CASH EQUIVALENTS                       1,605            1,180
    Cash and cash equivalents, beginning of year            1,895            3,935
                                                           ------           ------
    Cash and cash equivalents, end of period               $3,500           $5,115
                                                           ======           ======

  Supplemental information:
    Non cash investing and financing activities:
      Stock dividend on preferred stock                    $  224           $  224

  The accompanying notes are an integral part of these consolidated financial statements.

                                       (5)

                                                       Series B                                                      Accumulated
                                                    Preferred Stock      Common Stock                                  Other
                                              --------------------  --------------------  Additional  Comprehensive Comprehensive
                                              Number of  $0.01 Par  Number of  $0.01 Par   Paid-in       Income        Income
                                              Shares       Value      Shares     Value      Capital      (Loss)        (Loss)
                                              ---------  ---------  ---------  ---------  ----------  ----------    -------------

Balance at December 31, 1998                      112        $1       10,421     $104        $60,670       --           $(10)
  Net loss                                         --        --           --       --             --  $(2,137)            --
  Other comprehensive income, net of tax:
    Unrealized holding losses arising during
      the peroid                                   --        --           --       --             --      (14)            --
    Reclassification adjustment for
      gains (losses) included in net loss          --        --           --       --             --       --             --
                                                                                                      -------
Other comprehensive income (loss)                  --        --           --       --             --      (14)           (14)
                                                                                                      -------
Comprehensive loss                                 --        --           --       --             --  $(2,151)            --
                                                                                                      =======
Preferred stock dividends:
 Series B                                          --        --          137        1            223       --             --
Employee stock purchase plan                       --        --           50        1             67       --             --
                                                  ---        --       ------     ----        -------  -------           ----
Balance at June 30, 1999                          112        $1       10,608     $106        $60,960       --           $(24)
                                                  ===        ==       ======     ====        =======  =======           ====

                                                                        Total
                                                 Accumulated         Stockholders'
                                                  Deficit               Equity
                                                  --------              -------
Balance at December 31, 1998                      $(24,455)             $36,310
  Net loss                                          (2,137)              (2,137)
  Other comprehensive income, net of tax:
    Unrealized holding losses arising during
      the peroid                                        --                   --
    Reclassification adjustment for
      gains (losses) included in net loss               --                   --
Other comprehensive income (loss)                       --                  (14)
Comprehensive loss                                      --                   --
Preferred stock dividends:
 Series B                                             (224)                  --
Employee stock purchase plan                            --                   68
                                                  ---------             -------
Balance at June 30, 1999                          $(26,816)             $34,227
                                                  =========             =======

  The accompanying notes are an integral part of these consolidated financial statements.


                                       (6

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1    BASIS OF PRESENTATION

          The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair statement of results of interim periods. The operating results for the three and six months ended June 30, 1999 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

NOTE 3    ACQUISITION

          On May 25, 1999, the Company acquired the assets of the Texas Transportation and Brokerage Divisions of American Ecology Environmental Services Corporation for a cash price of $1,900,000. The divisions operate out of locations in Dallas, Houston and Corpus Christi, Texas. The divisions provide waste management services primarily to small quantity generators throughout Texas and transportation services for both solid and liquid wastes. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values of assets acquired at the date of acquisition. The acquisition resulted in $272,000 of acquired goodwill, which is being amortized on the straight-line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date. The acquisition did not materially effect revenues or results from operations for the three and six months ended June 30, 1999.

          Assuming this acquisition had occurred January 1, 1998, consolidated, pro forma revenues, net income (loss) and earnings (loss) per share would not have been materially different than the amounts reported for the three and six months ended June 30, 1999 and 1998. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1998.


                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4    LEGAL MATTERS

          As disclosed in the Form 10-K for the year ended December 31, 1998, the Company was party to an ongoing lawsuit against the City of Chicago challenging the imposition of a waste charge by the City of Chicago on every gallon of waste received at the Company's Chicago facility. In June 1999, the Company and the City of Chicago reached a settlement agreement in principle where the City of Chicago agreed to pay the Company $320,000. The $320,000 settlement was recorded as a reduction of selling, general and administrative expenses for the three months ended June 30, 1999.

NOTE 5    FINANCING ARRANGEMENTS

          As described in the Form 10-K for the year ended December 31, 1998, the Company had a $35,000,000 Loan Agreement which consisted of a revolving credit agreement (the "Revolver") and a term promissory note (the "Term Note"). In May 1999, the Term Note was amended. The Term Note, as amended, allowed the Company to increase the amount borrowed under the Term Note by $4,139,000 from the $1,861,000 owed prior to the amendment of the Term Note to the $6,000,000 principal amount of Term Note, as amended. The Term Note as amended is payable in monthly installments of $100,000 through May 2004. The other terms and conditions of the Term Note remain substantially the same.

          In May 1999, the due date of the Revolver was extended from May 8, 2000 to May 8, 2001 under substantially the same terms and conditions. The Revolver allows the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At June 30, 1999, the Revolver balance was $10,932,000, letters of credit outstanding were $6,307,000 and funds available to borrow were approximately $7,261,000.

          The Loan Agreement has covenants that require, among others, maintenance of a minimum level of working capital and adjusted net worth. At June 30, 1999, the Loan Agreement required minimum amounts of working capital and adjusted net worth of $6,000,000 and $33,000,000, respectively. At June 30, 1999, the Company had working capital and adjusted net worth of $15,342,000 and $35,227,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first half of 1999, the Company violated this covenant, which has been waived by the financial institution through May 15, 1999. Since May 15, 1999, the Company has been in compliance with this covenant.


                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5    FINANCING ARRANGEMENTS (CONTINUED)

          In addition, the Indenture under which the Company has outstanding $10,000,000 of industrial revenue bonds (the "Bonds") contains certain covenants the most restrictive of which require the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997 the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company had paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if a debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December, 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. The balance of the debt service reserve fund was reflected as a component of restricted cash at December 31, 1998. At June 30, 1999, the debt service coverage ratio of 1.52 to 1 was greater than the 1.25 to 1 required.

NOTE 6    INCOME TAXES

          SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and in 1997, based upon this review, the valuation allowance was increased to cover substantially all net deferred tax assets. Accordingly, no benefit has been recorded on its books for the future potential value of net operating loss carryforwards for the three and six months ended June 30, 1998 and 1999. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.


                                       (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6    INCOME TAXES (CONTINUED)

          During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. In 1996, the Company received a notice of intent to assess state income taxes from one of the states in which it operates. The case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3,000,000 to the state. The Company can not currently predict when the decision for the administrative appeal will be made. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.


                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7    EARNINGS (LOSS) PER SHARE

          The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                                            Three Months Ended June 30, 1999
                                                           ------------------------------------
                                                          Income          Shares       Per-Share
                                                        (Numerator)    (Denominator)    Earnings
                                                        ----------     ------------    ---------
    Net income                                             $705
    Less preferred dividends                                112
                                                           ----           ------          -----

    Basic EPS
    (income available to shareholders)                      593           10,503           0.06
    Effect of dilutive securities
    Options                                                  --               12             --
                                                           ----           ------          -----

    Diluted EPS
      Income available to common
        stockholders plus assumed conversions              $593           10,515          $0.06
                                                           ====           ======          =====
                                                            Three Months Ended June 30, 1999
                                                           ------------------------------------
                                                          Income          Shares       Per-Share
                                                        (Numerator)    (Denominator)    Earnings
                                                        ----------     ------------    ---------
Net income                                                 $776
Less preferred dividends                                    112
                                                           ----           ------          -----
Basic EPS
(income available to shareholders)                          654           10,274           0.06
Effect of dilutive securities
Options                                                      --              111             --
                                                           ----           ------          -----
Diluted EPS
  Income available to common
    stockholders plus assumed conversions                  $654           10,385          $0.06
                                                           ====           ======          =====


                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7    EARNINGS (LOSS) PER SHARE

                                                              Six  Months Ended June 30, 1999
                                                           ------------------------------------
                                                          Income          Shares       Per-Share
                                                        (Numerator)    (Denominator)     Loss
                                                        ----------     ------------    ---------
    Net loss                                            $(2,137)
    Less preferred dividends                                224
                                                           ----           ------          -----

    Basic and diluted EPS
    (loss available to shareholders)                     $(2,361)         10,563          (0.22)
                                                         =======          =======         =====
                                                              Six  Months Ended June 30, 1999
                                                           ------------------------------------
                                                          Income          Shares       Per-Share
                                                        (Numerator)    (Denominator)     Loss
                                                        ----------     ------------    ---------
    Net loss                                            $(2,803)
    Less preferred dividends                                224
                                                           ----           ------          ------

    Basic and diluted EPS
    (loss available to shareholders)                     $(3,027)         10,229          $(0.30)
                                                         =======          ======          ======

          The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the three months ended June 30, 1999 and 1998, some of the options outstanding but none of the warrants or convertible preferred stock are dilutive to earnings. Only those options where the options' exercise price was less than the average market price of the common shares for the period are included in the above calculations. For the other periods presented, the options, warrants and convertible stock outstanding have not been included in the above calculations, since their inclusion would have been antidilutive for the periods.


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

                                                      Percentage of Total Revenues
                                            -----------------------------------------------
                                             Three Months Ended            Six Months Ended
                                                  March 31,                   June 30,
                                            -----------------------------------------------
                                             1999          1998           1999        1998
                                            -----         -----          -----        -----
Revenues                                    100.0%        100.0%         100.0%       100.0%
Cost of revenues:
    Disposal costs paid to third parties     13.9          14.8           13.2         14.0
    Other costs                              58.9          57.9           60.8         60.8
                                            -----         -----          -----        -----
    Total cost of revenues                   72.8          72.7           74.0         74.8
Selling, general and administrative
    expenses                                 16.9          17.2           18.5         18.2
Depreciation and amortization
    of intangible assets                      4.4           4.2            4.9           4.8
                                            -----         -----          -----        -----
Income from operations                        5.9%          5.9%           2.6%          2.2%
                                            =====         =====          =====        =====


                                      (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

                                           ------------------------------------------
                                             Three Months Ended     Six Months Ended
                                                  March 31,            June 30,
                                           ------------------------------------------
                                            1999         1998       1999       1998
                                            ----         ----       -----      ----
Other Data:

Earnings before interest, taxes,
      depreciation and amortization
      (EBITDA) (in thousands)              $5,268       $5,436      $7,111    $6,571

REVENUES

          Revenues for the second quarter of 1999 were $51,118,000, down compared to revenues of $53,591,000 for the second quarter of the prior year, a decrease of $2,473,000 or 4.6%. The primary cause of the decrease in revenues was due to the 13.7% decrease in the volume of waste processed through the Company's facilities. Most of the decrease in the volume of waste processed through the Company's facilities was due to the Company's decision to increase the selling prices on certain waste streams that were determined to be unprofitable or only marginally profitable. This decrease in revenue was partially offset by a 7.0% increase in the volume of site services work performed. Pricing for the three months ended June 30, 1999 increased by 1.3% as compared to the same period of the prior year.

          Revenues for the first six months of 1999 were $95,766,000, up compared to revenues of $93,967,000 for the same period of the prior year. The majority of the increase in revenues was due to an increase in revenues from site services, primarily due to a higher level of emergency response business for the six months ended June 30, 1999 compared to the same period of the prior year. Pricing on waste processed through the Company's facilities increased by 1.3% for the six months ended June 30, 1999 as compared to the same period of the prior year. Billed hours on site services projects were flat as compared to the same period of the prior year. Partially offsetting these increases in revenues was a decrease in revenues due to a 13.2% decrease in the volume of waste processed through the Company's facilities for the six months ended June 30, 1999 as compared to the same period of the prior year. A large portion of the decrease in the volume of waste processed through the Company's facilities was due to the Company's decision to increase the selling prices on certain waste streams that were determined to be unprofitable or only marginally profitable.


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

COST OF REVENUES

          Cost of revenues were $37,215,000 for the three months ended June 30, 1999 compared to $38,975,000 for the three months ended June 30, 1998, a decrease of $1,760,000 or 4.5%. As a percentage of revenues, cost of revenues increased from 72.7% for the three months ended June 30, 1998 to 72.8% for the three months ended June 30, 1999. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 14.8% for the three months ended June 30, 1998 to 13.9% for the three months ended June 30, 1999. This decrease was primarily due to the reduced volumes of waste handled by the Company in the three months ended June 30, 1999 as compared to the same period of the prior year. Other costs of revenues as a percentage of revenues increased from 57.9% for the three months ended June 30, 1998 to 58.9% for the three months ended June 30, 1999. This increase was primarily due to the increase in plant related costs as a percentage of revenue due to the fixed cost nature of the plants and the decrease in waste processed through the plants.

          Cost of revenues were $70,907,000 for the six months ended June 30, 1999 as compared to $70,319,000 for the six months ended June 30, 1998, an increase of $588,000 or 0.8%. As a percentage of revenues, cost of revenues decreased from 74.8% for the six months ended June 30, 1998 to 74.0% for the six months ended June 30, 1999. Disposal costs paid to third parties as a percentage of revenue declined from 14.0% for the six months ended June 30, 1998 to 13.2% for the six months ended June 30, 1999. This decrease was primarily due to the reduced volumes of waste handled by the Company in the six months ended June 30, 1999 as compared to the same period of the prior year. Other costs of revenues as a percentage of revenues were flat at 60.8% of revenues for the six months ended June 30, 1999 and 1998. Although other costs of revenues were flat as a percentage of revenue, there was an increase in plant related costs as a percentage of revenue due to the fixed cost nature of the plants and the decrease in waste processed through the plants. This increase in other cost of revenues as a percentage of revenues was primarily offset by increased margins on site services work due to the types of jobs and volume of work performed.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses decreased from $9,180,000 for the three months ended June 30, 1998 to $8,635,000 for the three months ended June 30, 1999, a decrease of $545,000 or 5.9%. The largest part of the decrease was due to recording as a reduction to expense $320,000 relating to reaching a settlement agreement in principle with the City of Chicago which represents, in part, a reimbursement of costs incurred in bringing the suit. In addition, the Company achieved reductions in costs across a number of expense categories. Partially offsetting these decreases in expenses were increases in expenses relating to employee headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates.

          Selling, general and administrative expenses increased to $17,748,000 for the six months ended June 30, 1999 from $17,077,000 for the six months ended June 30, 1998, an increase of $671,000 or 3.8%. The largest components of the increase are due to increases in headcount due to higher levels of revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. The Company also experienced increases in non-payroll sales and marketing expenses related to sales initiatives. Partially offsetting these increases in expenses were the $320,000 reduction to expense relating to the settlement agreement in principle with the City of Chicago and reductions in costs across a number of categories.


                                      (16)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE, NET

          Interest expense net of interest income was $2,200,000 for the second quarter of 1999 as compared to $2,318,000 for the second quarter of 1998. The decrease in interest expense is primarily due to a decrease in the average balance of loans outstanding.

          Interest expense net of interest income was $4,429,000 for the first half of 1999 as compared to $4,658,000 for the first half of 1998. The decrease in interest expense is primarily due to a decrease in the average balance of loans outstanding.

INCOME TAXES

          For the three months ended June 30, 1999, income tax expense of $90,000 was recorded on pre-tax income of $795,000 for an effective tax rate of 11.3%, as compared to the same period of the prior year where tax expense of $90,000 was recorded on pre-tax income of $866,000 for an effective tax rate of 10.3%. For the six months ended June 30, 1999, income tax expense of $180,000 was recorded on pre-tax loss of $(1,957,000) for an effective tax rate of (9.1)%, as compared to the same period of the prior year where tax expense of $180,000 was recorded on pre-tax loss of $(2,623,000) for an effective tax rate of (6.8)%. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and in 1997, based on this review, the valuation allowance was increased to cover substantially all net deferred tax assets. Accordingly, no benefit has been recorded on its books for the future potential value of net operating loss carryforwards for the three and six months ended June 30, 1998 and 1999.

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

          The $180,000 in income tax expense recorded for the each of periods ended June 30, 1998 and 1999 is due to the tangible property taxes and net worth taxes that are levied as a component of state income taxes.


                                      (17)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES (CONTINUED)

          During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. In 1996, the Company received a notice of intent to assess state income taxes from one of the states in which it operates. The case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $3,000,000 to the state. The Company cannot currently predict when the decision for the administrative appeal will be made. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

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

          The Company's future operating results may be affected by a number of factors, including the Company's ability to: utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the industrial services, and the consulting and information services business.


                                      (18)

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

FINANCIAL CONDITION AND LIQUIDITY

          For the six months ended June 30, 1999, the Company generated $1,176,000 of cash from operations even though it lost $(2,137,000) for the period primary due to non-cash expenses that total $5,153,000 and consist of depreciation and amortization of $4,639,000, additions to the allowance for doubtful accounts of $342,000 and amortization of deferred financing costs of $172,000. Partially offsetting these sources of cash are the primary uses of cash of $2,137,000 due to the net loss for the period and a $1,863,000 decrease in accounts payable at June 30, 1999 as compared to December 31, 1998.

          For the six months ended June 30, 1999, the Company obtained $3,867,000 from financing activities. Sources of cash from financing activities were $4,139,000 due to additional borrowings under of the term promissory note, $1,010,000 due to additional net borrowings under the revolving credit agreement and $68,000 due to the issuance of additional stock under the employee stock purchase plan. Partially offsetting these sources of cash was $1,350,000 in payments on long-term obligations.

          The Company generated $1,176,000 of cash from operations and $3,867,000 from financing activities together with $1,204,000 from the sale and maturities of restricted investments, which was almost completely due to the release of restricted funds that were held in a debt service reserve fund at December 31, 1998. These funds totaling $6,247,000 were used primarily to acquire property, plant and equipment of $2,728,000, to acquire two divisions of American Ecology Environmental Services Corporation for $1,900,000 and to increase the amount of cash and cash equivalents by $1,605,000.


                                      (19)

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

          The Company believes 1999 capital additions of approximately $5,000,000 will be required to maintain existing capital assets, replace site services equipment and upgrade information technology hardware and software. However, the Company continues to evaluate potential acquisitions and opening additional site services offices within and next to the Company's service areas. Thus, it is possible that capital additions could exceed the $5,000,000 currently planned.

          As described in the Form 10-K for the year ended December 31, 1998, the Company had a $35,000,000 Loan Agreement which consisted of a revolving credit agreement (the "Revolver") and a term promissory note (the "Term Note"). In May 1999, the Term Note was amended. The Term Note, as amended, allowed the Company to increase the amount borrowed under the Term Note by $4,139,000 from the $1,861,000 owed prior to the amendment of the Term Note to the $6,000,000 principal amount of Term Note, as amended. The Term Note, as amended is payable in monthly installments of $100,000 through May 2004. The other terms and conditions of the Term Note remain substantially the same.

          In May 1999, the due date of the Revolver was extended from May 8, 2000 to May 8, 2001 under substantially the same terms and conditions. The Revolver allows the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At June 30, 1999, the Revolver balance was $10,932,000, letters of credit outstanding were $6,307,000 and funds available to borrow were approximately $7,261,000.


                                      (20)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

The Loan Agreement has covenants that require, among others, maintenance of a minimum level of working capital and adjusted net worth. At June 30, 1999, the Loan Agreement required minimum amounts of working capital and adjusted net worth of $6,000,000 and $33,000,000 respectively. At June 30, 1999, the Company had working capital and adjusted net worth of $15,342,000 and $35,227,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first half of 1999, the Company violated this covenant, which has been waived by the financial institution through May 15, 1999. Since May 15, 1999, the Company has been in compliance with this covenant. Management believes that it will be able to comply with this covenant for the foreseeable future, and the financial institution has stated it will continue to waive this covenant, if violated, so long as the Company is in substantial compliance with the covenant. However, no assurance can be given that this covenant will not be violated and that this covenant will be waived, if violated, in the future by the financial institution. There were no other violations of loan covenants at June 30, 1999.

          In addition, the Indenture under which the Company has outstanding $10,000,000 of industrial revenue bonds (the "Bonds") contains certain covenants the most restrictive of which require the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997 the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company had paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if a debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December, 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. The balance of the debt service reserve fund was reflected as a component of restricted cash at December 31, 1998. At June 30, 1999, the debt service coverage ratio of 1.52 to 1 was greater than the 1.25 to 1 required.


                                      (21)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

          The Company has $50,000,000 of Senior Notes which mature in May 2001. Most or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on both a favorable interest rate environment and a market that is receptive of the type of debt that would be issued. No assurance can be given that the Company will be successful in improving the results from operations, that the credit markets will be receptive to the issuance of this type of debt or that there will exist a favorable interest rate environment.

          Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. The Company currently is restricted in the payment of cash dividends due to covenants in its loan agreements. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company paid the January 15 and April 15, 1999 dividends in common stock. Accordingly, the Company issued 71,340 and 65,402 shares of common stock to the holders of the preferred stock in the three month periods ended March 31 and June 30, 1999, respectively. The Company anticipates that the preferred stock dividends payable through 1999 will be paid in common stock.

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


                                      (22)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (CONTINUED)

          Starting in 1996, the Company began a major upgrade of all management information systems with the ultimate aim being better control over costs and better availability of management information, which management believes will yield improved operating results. As a by-product of this upgrade, the Company believes that all of its major management information systems are currently year 2000 compliant, with the exception of the accounts receivable and human resource systems. The Company has installed an accounts receivable module as part of its new financial software package. The Company is in the process of implementing the accounts receivable system and anticipates that the new accounts receivable system will be functional by the end of 1999. The Company has purchased a new human resource system as part of its long-term management information strategy at a cost of approximately $100,000 that it expects to be able to install in 1999. Should the installation be delayed, a year 2000 upgrade is available for the existing software. At this time, the Management of the Company believes that all major systems will be year 2000 compliant prior to the end of 1999.

          The Company has also compiled a list of secondary computer software and hardware that is not year 2000 compliant. Although the cost of modifying or replacing the secondary software and hardware that is not year 2000 compliant has not been determined, a review of the list indicates that the cost will not be material to the results of operations of the Company.

          In addition to computer software and hardware, the Company utilizes a variety of control devices in its plants, most of which are not date or time sensitive. Based on an inventory of the control devices, the cost of replacing the control devices that are not year 2000 compliant approximated $100,000 and this cost has been recorded as an expense for the six months ending June 30, 1999. The Company replaced these control devices during regularly scheduled plant shutdowns in April of 1999.

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


                                      (23)

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

NEW ACCOUNTING PRONOUNCEMENTS

          In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1") which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of this statement in the period ended March 31, 1999 did not have a significant effect on the Company's results of operations or its financial position.

          In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 RESCISSION OF FASB STATEMENT NO. 75 AND TECHNICAL CORRECTIONS. Statement No. 135 is effective for fiscal years ending after February 15, 1999. It provides technical correction to 29 accounting documents. The Company is currently studying the provisions of SFAS No. 135, and has not adopted such provisions for the periods ended June 30, 1999.


                                      (24)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          As disclosed in the Form 10-K for the year ended December 31, 1998, the Company was party to an ongoing lawsuit against the City of Chicago challenging the imposition of a waste charge by the City of Chicago on every gallon of waste received at the Company's Chicago facility. In June 1999, the Company and the City of Chicago reached a settlement agreement in principle where the City of Chicago agreed to pay the Company $320,000 which represents in part a reimbursement of costs incurred in bringing the suit.

ITEM 2 - CHANGES IN SECURITIES

          None

ITEM 3 - DEFAULTS UPON SENIOR DEBT

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1999 Annual Meeting of the Stockholders was held on June 18, 1999. At the meeting, the Stockholders elected Alan S. McKim and John F. Kaslow to serve as directors of the Company for a three-year term, until the 2002 Annual Meeting of Stockholders. Other directors whose term of office as director continued after the meeting were: Christy W. Bell, Daniel J. McCarthy, John T. Preston and Lorne R. Waxlax.

ITEM 5 - OTHER INFORMATION

          None


                                      (25)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                      DESCRIPTION                        LOCATION

4.13           Seventh Amendment to Financial Agreements            Filed
               dated May 24, 1999 by and between Congress           herewith
               Financial Corporation (New England), the
               Company's Subsidiaries as Borrowers and
               Clean Harbors, Inc. as guarantor.

4.14           Second Amendment and Restated Term                   Filed
               Promissory Notes dated May 24, 1999 by and           herewith
               between Congress Financial Corporation  (New
               England), the Company's Subsidiaries as
               Borrowers and Clean Harbors, Inc. as guarantor.

27             Financial Data Schedule                              Filed
                                                                    herewith

               Reports on Form 8-K                                  None


                                      (26)

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

                                    Clean Harbors, Inc.
                                    -------------------------
                                    Registrant

    Dated:  August 12, 1999         By:  /s/ Alan S. McKim
                                    --------------------------------------
                                    Alan S. McKim
                                    President and
                                    Chief Executive Officer

    Dated:  August 12, 1999         By:  /s/ Roger A. Koenecke
                                    -------------------------------------
                                    Roger A. Koenecke
                                    Senior Vice President and
                                    Chief Financial Officer


                                      (27)