Form 10-Q
period 1999-09-30
CLEAN HARBORS INC
filed 1999-11-15
CIK 822818

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999
                             -----------------------

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

                            (781) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes      X    No
                                               --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                        10,798,037
-------------------------------------         ---------------------------------
                  (Class)                     (Outstanding at November 3, 1999)

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION


ITEM 1:   FINANCIAL STATEMENTS                                                                   PAGES
                                                                                                -------
Consolidated Statements of Operations                                                               1

Consolidated Balance Sheets                                                                         2-3

Consolidated Statements of Cash Flows                                                               4-5

Consolidated Statement of Stockholders' Equity                                                      6

Notes to Consolidated Financial Statements                                                          7-11

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                                               12-23


                          PART II: OTHER INFORMATION

Items No. 1 through 6                                                                               24

Signatures                                                                                          25


                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
              (in thousands except for earnings per share amounts)


                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                          ---------------------    ----------------------
                                             1999        1998         1999         1998
                                          ---------   ---------    ---------    ---------
Revenues                                  $  54,602   $  50,884    $ 150,368    $ 144,851
Cost of revenues                             39,829      37,693      110,736      108,012

Selling, general and administrative
     expenses                                 9,730       9,597       27,478       26,674

Depreciation and amortization                 2,408       2,287        7,047        6,823
                                          ---------   ---------    ---------    ---------
Income from operations                        2,635       1,307        5,107        3,342

Interest expense, net                         2,306       2,352        6,735        7,010
                                          ---------   ---------    ---------    ---------
Income (loss) before provision for
     income taxes                               329      (1,045)      (1,628)      (3,668)

Provision for income taxes                       12          90          192          270
                                          ---------   ---------    ---------    ---------

        Net income (loss)                 $     317   $  (1,135)   $  (1,820)   $  (3,938)
                                          =========   =========    =========    =========
Basic and fully diluted earnings (loss)
     per share                            $    0.02   $   (0.12)   $   (0.20)   $   (0.42)
                                          =========   =========    =========    =========
Weighted average common
     shares outstanding                      10,689      10,354       10,685       10,271
                                          =========   =========    =========    =========
Weighted average common
     shares plus potentially dilutive
     common shares                           10,695      10,354       10,685       10,271
                                          =========   =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1999            1998
                                                               (Unaudited)
                                                               -------------    ------------
ASSETS
  Current assets:
     Cash and cash equivalents                                   $  2,219          $  1,895
     Restricted investments                                         1,096             2,366
     Accounts receivable, net of allowance for doubtful
        accounts of $1,333 and $1,013, respectively                46,547            41,409
     Prepaid expenses                                               1,676               939
     Supplies inventories                                           2,839             2,858
     Income tax receivable                                          1,315             1,236
                                                               -------------    ------------
                  Total current assets                             55,692            50,703
                                                               -------------    ------------
  Property, plant and equipment:
     Land                                                           8,478             8,182
     Buildings and improvements                                    39,988            39,521
     Vehicles and equipment                                        82,541            79,430
     Furniture and fixtures                                         2,215             2,190
     Construction in progress                                       2,550               967
                                                               -------------    ------------
                                                                  135,772           130,290
  Less - Accumulated depreciation
     and amortization                                              78,854            73,157
                                                               -------------    ------------
     Net property, plant and equipment                             56,918            57,133
                                                               -------------    ------------
  Other assets:
     Goodwill, net                                                 19,758            20,031
     Permits, net                                                  12,810            13,322
     Other                                                          4,225             4,721
                                                               -------------    ------------
                  Total other assets                               36,793            38,074
                                                               -------------    ------------
  Total assets                                                   $149,403          $145,910
                                                               =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1999              1998
                                                       (Unaudited)
                                                       -------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current maturities of long-term
       obligations                                       $   2,300           $   4,100
    Accounts payable                                        17,822              17,998
    Accrued disposal costs                                   6,566               6,335
    Other accrued expenses                                  13,357              10,975
    Income tax payable                                          32                  50
                                                         ---------           ---------
                Total current liabilities                   40,077              39,458
                                                         ---------           ---------
 Long-term obligations, less current maturities             73,518              68,774
 Other                                                       1,233               1,368
                                                         ---------           ---------
                Total other liabilities                     74,751              70,142
                                                         ---------           ---------
 Commitments and contingencies
 Stockholders' equity:
    Preferred Stock, $.01 par value:
      Series A  Convertible;
        Authorized-2,000,000 shares; Issued and
          outstanding - none                                  --                  --
      Series B Convertible;
        Authorized-156,416 shares; Issued and
          outstanding 112,000 (liquidation
            preference of $5,600,000)                            1                   1
    Common Stock, $.01 par value
        Authorized-20,000,000 shares;
          Issued and outstanding-10,694,659 and
             10,420,874 shares, respectively                   107                 104
    Additional paid-in capital                              61,102              60,670
    Accumulated other comprehensive loss                       (24)                (10)
    Accumulated deficit                                    (26,611)            (24,455)
                                                         ---------           ---------
                Total stockholders' equity                  34,575              36,310
                                                         ---------           ---------
 Total liabilities and stockholders' equity              $ 149,403           $ 145,910
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

                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     --------------------------
                                                                                       1999              1998
                                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                    $(1,820)          $(3,938)
                  Adjustments to reconcile net loss to net cash provided by
                      (used in) operating activities:
                  Depreciation and amortization                                        7,047             6,823
                  Allowance for doubtful accounts                                        512               519
                  Amortization of deferred financing costs                               259               406

         Changes in assets and liabilities:
                  Accounts receivable                                                 (5,395)           (6,342)
                  Refundable income taxes                                                (79)              433
                  Prepaid expenses                                                      (740)             (339)
                  Supplies inventories                                                    19              (208)
                  Other assets                                                           496               (26)
                  Accounts payable                                                      (176)            2,545
                  Accrued disposal costs                                                 231               (39)
                  Other accrued expenses                                               2,382              (485)
                  Taxes payable                                                          (18)               80
                  Other liabilities                                                     (135)             (209)

                                                                                     -------           -------
         Net cash provided by (used in) operating activities                           2,583              (780)
                                                                                     -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment                                   (4,398)           (2,990)
         Acquisition                                                                  (1,900)             --
         Proceeds from sale and maturities of
             restricted investments                                                    1,255               113
         Purchase of restricted investments                                             --              (1,282)
         Proceeds from sale of fixed assets                                             --                  24
                                                                                     -------           -------
         Net cash used in investing activities                                        (5,043)           (4,135)
                                                                                     -------           -------


The accompanying notes are an integral part of these consolidated financial statements.

                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                    UNAUDITED
                                 (in thousands)


                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ---------------------------
                                                                 1999              1998
                                                              ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under long-term revolver                   296             5,120
         Additional borrowings under term note                   4,139              --
         Payments on long-term obligations                      (1,750)           (2,253)
         Additions to deferred financing cost                     --                 (15)
         Proceeds from employee stock purchase plan                 99                98
                                                               -------           -------
         Net cash provided by financing activities               2,784             2,950
                                                               -------           -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 324            (1,965)
         Cash and cash equivalents, beginning of year            1,895             3,935
                                                               -------           -------
         Cash and cash equivalents, end of period              $ 2,219           $ 1,970
                                                               =======           =======
    Supplemental information:
         Non cash investing and financing activities:
                  Stock dividend on preferred stock            $   336           $   336


The accompanying notes are an integral part of these consolidated financial statements.

                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                       Series B

                                                    Preferred Stock         Common Stock
                                                 --------- -----------  ---------  ---------
                                                 Number of   $0.01 Par  Number of  $0.01 Par
                                                  Shares       Value     Shares      Value
                                                 --------- -----------  ---------  ---------
Balance at December 31, 1998                         112   $      1     10,421     $  104

Net loss                                            --         --         --         --
   Other comprehensive income, net of tax:
     Unrealized holding losses arising during
          the period                                --         --         --         --
     Reclassification adjustment for
          gains (losses) included in net loss       --         --         --         --

Other comprehensive loss                            --         --         --         --

Comprehensive loss                                  --         --         --         --
Preferred stock dividends:
 Series B                                           --         --          202          2

Employee stock purchase plan                        --         --           72          1
                                                --------   --------   --------   --------
Balance at September 30, 1999                        112   $      1     10,695   $    107
                                                ========   ========   ========   ========


                                                                                          Accumulated
                                                      Additional                             Other                        Total
                                                        Paid-in         Comprehensive    Comprehensive   Accumulated  Stockholders'
                                                        Capital             Loss              Loss         Deficit       Equity
                                                      ----------         ------------    -------------   -----------  -------------
Balance at December 31, 1998                           $ 60,670              --             $    (10)     $(24,455)    $ 36,310

Net loss                                                   --            $ (1,820)              --          (1,820)      (1,820)
   Other comprehensive income, net of tax:
     Unrealized holding losses arising during
          the period                                       --                 (14)              --            --           --
     Reclassification adjustment for
          gains (losses) included in net loss              --                --                 --            --           --

                                                                         --------
Other comprehensive loss                                   --                 (14)               (14)         --            (14)

                                                                         --------
Comprehensive loss                                         --            $ (1,834)              --            --           --
Preferred stock dividends:                                               ========
 Series B                                                   334              --                 --            (336)        --

Employee stock purchase plan                                 98              --                 --            --             99
                                                       --------          --------           --------      --------     --------
Balance at September 30, 1999                          $ 61,102              --             $    (24)     $(26,611)    $ 34,575
                                                       ========          ========           ========      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1       BASIS OF PRESENTATION

          The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair statement of results of interim periods. The operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

NOTE 3       ACQUISITION

         On May 25, 1999, the Company acquired the assets of the Texas Transportation and Brokerage Divisions of American Ecology Environmental Services Corporation for a cash price of $1,900,000. The divisions operate out of locations in Dallas, Houston and Corpus Christi, Texas. The divisions provide waste management services primarily to small quantity generators throughout Texas and transportation services for both solid and liquid wastes. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values of assets acquired at the date of acquisition. The acquisition resulted in $272,000 of acquired goodwill, which is being amortized on the straight-line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date. The acquisition did not materially affect revenues or results from operations for the three and nine months ended September 30, 1999.

         Assuming this acquisition had occurred January 1, 1998, consolidated, pro forma revenues, net income (loss) and earnings (loss) per share would not have been materially different than the amounts reported for the three and nine months ended September 30, 1999 and 1998. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1998.


                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4       FINANCING ARRANGEMENTS

         As described in the Form 10-K for the year ended December 31, 1998, the Company had a $35,000,000 Loan Agreement which consisted of a revolving credit agreement (the "Revolver") and a term promissory note (the "Term Note"). In May 1999, the Term Note was amended. The Term Note as amended allowed the Company to increase the amount borrowed under the Term Note by $4,139,000 from the $1,861,000 owed prior to the amendment of the Term Note to the $6,000,000 principal amount of Term Note as amended. The Term Note as amended is payable in monthly installments of $100,000 through May 2004. The other terms and conditions of the Term Note remained substantially the same.

         In May 1999, the due date of the Revolver was extended from May 8, 2000 to May 8, 2001 under substantially the same terms and conditions. The Revolver allows the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At September 30, 1999, the Revolver balance was $10,218,000, letters of credit outstanding were $6,300,000 and funds available to borrow were approximately $7,982,000.

         The Loan Agreement has covenants that require, among others, maintenance of a minimum level of working capital and adjusted net worth. At September 30, 1999, the Loan Agreement required minimum amounts of working capital and adjusted net worth of $6,000,000 and $33,000,000, respectively. At September 30, 1999, the Company had working capital and adjusted net worth of $15,615,000 and $35,575,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first half of 1999, the Company violated this covenant, which was waived by the financial institution through May 15, 1999. Since May 15, 1999, the Company has been in compliance with this covenant.

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


                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4       FINANCING ARRANGEMENTS (CONTINUED)

For the quarters ended March 31, 1999 and December, 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. The balance of the debt service reserve fund was reflected as a component of restricted cash at December 31, 1998. At September 30, 1999, the debt service coverage ratio of 1.66 to 1 was greater than the 1.25 to 1 required.

NOTE 5       INCOME TAXES

          SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and in 1997, based upon this review, the valuation allowance was increased to cover substantially all net deferred tax assets. Accordingly, no benefit has been recorded on its books for the future potential value of net operating loss carryforwards for the three and nine months ended September 30, 1998 and 1999. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

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

                                       (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6       EARNINGS (LOSS) PER SHARE

          The following is a reconciliation of basic and diluted earnings (loss) per share computations (in thousands except for per share amounts):


                                                  Three Months Ended September 30, 1999
                                                 -----------------------------------------
                                                   Income         Shares        Per-Share
                                                 (Numerator)    (Denominator)   Earnings
                                                 -----------    -------------   ----------
Net income                                         $  317
Less preferred dividends                              112
                                                 -----------    -------------   ----------
Basic EPS
(income available to shareholders)                    205          10,689       $   0.02

Effect of dilutive securities
Options                                              --                 6           --
                                                 -----------    -------------   ----------
Diluted EPS
  Income available to common
    stockholders plus assumed conversions          $  205          10,695       $   0.02
                                                 ===========    =============   ==========


                                            Three Months Ended September 30, 1998
                                         -------------------------------------------
                                           Income           Shares        Per-Share
                                         (Numerator)     (Denominator)       Loss
                                         -----------     -------------    ----------
Net loss                                  $(1,135)
Less preferred dividends                      112
                                          -------           -------          -----
Basic and diluted EPS
(loss available to shareholders)          $(1,247)           10,354       $  (0.12)
                                          =======           =======          =====


                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6       EARNINGS (LOSS) PER SHARE (CONTINUED)


                                           Nine  Months Ended September 30, 1999
                                         --------------------------------------------
                                           Income           Shares        Per-Share
                                         (Numerator)     (Denominator)      Loss
                                         -----------     -------------    -----------
Net loss                                  $(1,820)
Less preferred dividends                      336
                                         -----------     -------------    -----------
Basic and diluted EPS
(loss available to shareholders)          $(2,156)           10,685          $  (0.20)
                                         ===========     =============    ===========


                                           Nine  Months Ended September 30, 1998
                                        --------------------------------------------
                                          Income            Shares        Per-Share
                                        (Numerator)      (Denominator)       Loss
                                        -----------      -------------    ----------
Net loss                                  $(3,938)
Less preferred dividends                      336
                                          -------           -------          ------
Basic and diluted EPS
(loss available to shareholders)          $(4,274)           10,271          $(0.42)
                                          =======           =======          ======

          The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the three months ended September 30, 1999, some of the options outstanding but none of the warrants or convertible preferred stock are dilutive to earnings. Only those options where the options' exercise price was less than the average market price of the common shares for the period are included in the above calculations. For the other periods presented, the options, warrants and convertible stock outstanding have not been included in the above calculations, since their inclusion would have been antidilutive for the periods.


                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

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


                                                                        Percentage of Total Revenues
                                                             -----------------------------------------------------
                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                            ----------------------          ---------------------
                                                             1999            1998           1999            1998
                                                            ------          ------          ------         -------
Revenues                                                    100.0%          100.0%          100.0%          100.0%
Cost of revenues:
         Disposal costs paid to third parties                12.4            15.0            12.9            14.2
         Other costs                                         60.6            59.0            60.7            60.4
                                                            ------          ------          ------         -------
         Total cost of revenues                              73.0            74.0            73.6            74.6
Selling, general and administrative
         expenses                                            17.8            18.9            18.3            18.4
Depreciation and amortization
         of intangible assets                                 4.4             4.5             4.7             4.7
                                                            ------          ------          ------         -------
Income from operations                                        4.8%            2.6%            3.4%            2.3%
                                                            ======          ======          ======         =======

                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

                                             ----------------------------------------------------------
                                                 Three Months Ended               Nine Months Ended
                                                   September 30,                     September 30,
                                             ------------------------          ------------------------
                                               1999             1998               1999           1998
                                             --------         -------          ---------        -------
Other Data:

Earnings before interest, taxes,
      depreciation and amortization
      (EBITDA) (in thousands)                $ 5,043          $ 3,594          $12,154          $10,165


REVENUES

             Revenues for the third quarter of 1999 were $54,602,000, up compared to revenues of $50,884,000 for the same quarter of the prior year, an increase of $3,718,000 or 7.3%. The primary cause of the increase in revenues was due to an increase in site service work performed. Revenues also increased due to increases in CleanPack (R) and transportation revenues. Partially offsetting these increases in revenues was a decrease in revenues due to a 4.8% decrease in pricing on waste processed through the Company's facilities. The volume of waste processed through the Company's facilities was flat as compared to the same period of the prior year.

         Revenues for the first nine months of 1999 were $150,368,000, up compared to revenues of $144,851,000 for the same period of the prior year, an increase of $5,517,000 or 3.8%. The primary cause of the increase in revenues was an increase in site services work performed. Revenues also increased due to increases in CleanPack (R) and transportation revenues. Partially offsetting these increases in revenues was a decrease in revenues due to a 3.6% decrease in pricing on waste processed through the Company's facilities. Revenues also decreased due to a 1.7% decrease in the volume of waste processed through the Company's facilities for the nine months ended September 30, 1999 as compared to the same period of the prior year. The decrease in the volume of waste processed through the Company's facilities was primarily due to the Company's decision to increase the selling prices on certain waste streams that were determined to be unprofitable or only marginally profitable.


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

COST OF REVENUES

          Cost of revenues were $39,829,000 for the three months ended September 30, 1999 as compared to $37,693,000 for the three months ended September 30, 1998, an increase of $2,136,000 or 5.7%. As a percentage of revenues, cost of revenues decreased from 74.0% for the three months ended September 30, 1998 to 73.0% for the three months ended September 30, 1999. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 15.0% for the three months ended September 30, 1998 to 12.4% for the three months ended September 30, 1999. This decrease was primarily achieved through the internalization of waste disposal and due to a change in the mix of revenues. Other costs of revenues as a percentage of revenues increased from 59.0% for the three months ended September 30, 1998 to 60.6% for the three months ended September 30, 1999. This increase was primarily due to the change in the mix of revenues where site services revenue was a larger component of total revenues.

          Cost of revenues were $150,368,000 for the nine months ended September 30, 1999 as compared to $144,851,000 for the nine months ended September 30, 1998, an increase of $5,517,000 or 3.8%. As a percentage of revenues, cost of revenues decreased from 74.8% for the nine months ended September 30, 1998 to 73.6% for the nine months ended September 30, 1999. Disposal costs paid to third parties as a percentage of revenue declined from 14.2% for the nine months ended September 30, 1998 to 12.9% for the nine months ended September 30, 1999. This decrease was primarily due to the internalization of waste disposal and the reduced volumes of waste handled by the Company in the nine months ended September 30, 1999 as compared to the same period of the prior year. Other costs of revenues as a percentage of revenues increased from 60.4% for the nine months ended September 30, 1998 to 60.7% for nine months ended September 30, 1999. This increase was primarily due to the change in the mix of revenues where site services revenue was a larger component of total revenues.


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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses increased from $9,597,000 for the three months ended September 30, 1998 to $9,730,000 for the three months ended September 30, 1999, an increase of $133,000 or 1.4%. The largest components of the increase resulted from increases in headcount due to higher levels of revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. Expenses relating to information technologies increased due to initiatives to improve the quality of management information. Partially offsetting these increases were decreases achieved across a number of expense categories through cost reductions.

          Selling, general and administrative expenses increased to $27,478,000 for the nine months ended September 30, 1999 from $26,674,000 for the nine months ended September 30, 1998, an increase of $804,000 or 3.0%. The largest components of the increase were due to increases in headcount due to higher levels of revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. Expenses relating to information technologies increased due to initiatives to improve the quality of management information. The Company also experienced increases in non-payroll sales and marketing expenses related to sales initiatives. Partially offsetting these increases were cost reductions achieved across a number of categories, an offset to expense of $320,000 relating to the settlement with the City of Chicago and the non-recurrence of costs incurred in 1998 to terminate leases.


                                      (15)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE, NET

          Interest expense net of interest income was $2,306,000 for the third quarter of 1999 as compared to $2,352,000 for the third quarter of 1998. The decrease in interest expense was primarily due to a decrease in the average balance of loans outstanding, which primarily resulted from fluctuations of amounts outstanding on the Revolver.

          Interest expense net of interest income was $6,735,000 for the first nine months of 1999 as compared to $7,010,000 for the same period of 1998. The decrease in interest expense was primarily due to a decrease in the average balance of loans outstanding, which primarily resulted from fluctuations of amounts outstanding on the Revolver.

INCOME TAXES

          For the three months ended September 30, 1999, income tax expense of $12,000 was recorded on pre-tax income of $329,000 for an effective tax rate of 3.6%, as compared to the same period of the prior year where tax expense of $90,000 was recorded on pre-tax loss of $(1,045,000) for an effective tax rate of (8.6)%. For the nine months ended September 30, 1999, income tax expense of $192,000 was recorded on pre-tax loss of $(1,628,000) for an effective tax rate of (11.7)%, as compared to the same period of the prior year where tax expense of $270,000 was recorded on pre-tax loss of $(3,668,000) for an effective tax rate of (7.4)%. Income tax expense for the periods ended September 30 consists primarily of tangible property taxes and net worth taxes that are levied as a component of state income taxes. Partially offsetting these taxes for the three and nine months ended September 30, 1999 was a $79,000 federal income tax refund that was filed for in September 1999.

         SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and in 1997, based on this review, the valuation allowance was increased to cover substantially all net deferred tax assets. Accordingly, no benefit has been recorded on its books for the future potential value of net operating loss carryforwards for the three and nine months ended September 30, 1998 and 1999. The actual realization of the net operating loss carryforwards and other tax assets will depend on having future taxable income of the appropriate character prior to their expiration under the tax laws. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

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

FINANCIAL CONDITION AND LIQUIDITY

         For the nine months ended September 30, 1999, the Company generated $2,583,000 of cash from operations even though the net loss was $(1,820,000) for the period. This result was due to sources and uses of cash that vary from when the related revenues and expenses were recorded. The primary sources of cash from operations were non-cash expenses that totaled $7,818,000 and consisted of depreciation and amortization of $7,047,000, additions to the allowance for doubtful accounts of $512,000 and amortization of deferred financing costs of $259,000. In addition, an increase in other accrued expenses and accrued disposal costs totaling $2,613,000 which was due to increased levels of activities and timing of interest payments on debt. These sources of cash were primarily offset by uses of cash of $5,395,000 due to increased levels of accounts receivable resulting from higher levels of activities at the end of September 1999 as compared to the end of December 1998, the net loss for the period of $1,820,000, and an increase in prepaid expenses of $740,000.

         For the nine months ended September 30, 1999, the Company obtained $2,784,000 from financing activities. Sources of cash from financing activities were $4,139,000 due to additional borrowings under of the term promissory note, $296,000 due to additional net borrowings under the revolving credit agreement and $99,000 due to the issuance of additional stock under the employee stock purchase plan. Partially offsetting these sources of cash was $1,750,000 in payments on long-term obligations.


                                      (18)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         The Company generated $2,583,000 of cash from operations, obtained $2,784,000 from financing activities and $1,255,000 from the sale and maturities of restricted investments, which was almost completely due to the release of restricted funds that were held in a debt service reserve fund at December 31, 1998. These funds totaling $6,622,000 were used to acquire property, plant and equipment of $4,398,000, to acquire two divisions of American Ecology Environmental Services Corporation for $1,900,000 and to increase the amount of cash and cash equivalents by $324,000.

         For the nine months ended September 30, 1998, the Company's operations consumed $780,000 of cash primarily to finance higher levels of accounts receivable of $6,342,000 due to increased sales and to cover the net loss of $3,938,000 for the period, which were partially offset by non-cash depreciation and amortization expenses of $6,823,000 and cash provided by an increase in accounts payable of $2,545.000. The Company obtained $2,950,000 from financing activities, which consisted primarily of additional net borrowings, and the Company used $1,965,000 of cash on hand primarily to cover the cash used in operations of $780,000, to fund the additions to property, plant and equipment of $2,990,000 and to make payments into a debt service reserve fund of $1,075,000.

         The Company believes capital additions of approximately $5,000,000 for all of 1999 will be required to maintain existing capital assets, replace site services equipment and upgrade information technology hardware and software. However, the Company continues to evaluate potential acquisitions and opening additional site services offices within and next to the Company's service areas. Thus, it is possible that capital additions could exceed the $5,000,000 currently planned.

         As described in the Form 10-K for the year ended December 31, 1998, the Company had a $35,000,000 Loan Agreement which consisted of a revolving credit agreement (the "Revolver") and a term promissory note (the "Term Note"). In May 1999, the Term Note was amended. The Term Note as amended allowed the Company to increase the amount borrowed under the Term Note by $4,139,000 from the $1,861,000 owed prior to the amendment of the Term Note to the $6,000,000 principal amount of Term Note as amended. The Term Note as amended is payable in monthly installments of $100,000 through May 2004. The other terms and conditions of the Term Note remained substantially the same.

         In May 1999, the due date of the Revolver was extended from May 8, 2000 to May 8, 2001 under substantially the same terms and conditions. The Revolver allows the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At September 30, 1999, the Revolver balance was $10,218,000, letters of credit outstanding were $6,300,000 and funds available to borrow were approximately $7,982,000.


                                      (19)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         The Loan Agreement has covenants that require, among others, maintenance of a minimum level of working capital and adjusted net worth. At September 30, 1999, the Loan Agreement required minimum amounts of working capital and adjusted net worth of $6,000,000 and $33,000,000 respectively. At September 30, 1999, the Company had working capital and adjusted net worth of $15,615,000 and $35,575,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first half of 1999, the Company violated this covenant, which was waived by the financial institution through May 15, 1999. Since May 15, 1999, the Company has been in compliance with this covenant. Management believes that it will be able to comply with this covenant for the foreseeable future, and the financial institution has stated it will continue to waive this covenant, if violated, so long as the Company is in substantial compliance with the covenant. However, no assurance can be given that this covenant will not be violated and that this covenant will be waived, if violated, in the future by the financial institution. There were no other violations of loan covenants at September 30, 1999.

         In addition, the Indenture under which the Company has outstanding $10,000,000 of industrial revenue bonds (the "Bonds") contains certain covenants the most restrictive of which require the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997 the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company had paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if a debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. The balance of the debt service reserve fund was reflected as a component of restricted cash at December 31, 1998. At September 30, 1999, the debt service coverage ratio of 1.66 to 1 was greater than the 1.25 to 1 required.


                                      (20)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         The Company has $50,000,000 of 12 1/2% Senior Notes which mature in May 2001. Most or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on both a favorable interest rate environment and a market that is receptive of the type of debt that would be issued. No assurance can be given that the Company will be successful in improving the results from operations, that the credit markets will be receptive to the issuance of this type of debt or that there will exist a favorable interest rate environment.

          Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. The Company currently is restricted in the payment of cash dividends due to covenants in its loan agreements. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. Accordingly, the Company issued 65,282 and 202,024 shares of common stock to the holders of the preferred stock in the three and nine month periods ended September 30, 1999, respectively. The Company anticipates that the preferred stock dividends payable through 1999 will be paid in common stock.

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


                                      (21)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (CONTINUED)

         Starting in 1996, the Company began a major upgrade of all management information systems with the ultimate aim being better control over costs and better availability of management information, which management believes will yield improved operating results. As a by-product of this upgrade, the Company believes that all of its major management information systems are currently year 2000 compliant, with the exception of the human resource system. The Company has purchased a new human resource system as part of its long-term management information strategy at a cost of approximately $100,000 that it expects to be able to install in 1999. Should the installation be delayed, a year 2000 upgrade is available for the existing software. At this time, the management of the Company believes that all major systems will be year 2000 compliant prior to the end of 1999.

         The Company compiled a list of secondary computer software and hardware that is not year 2000 compliant. All available year 2000 patches and fixes to secondary computer systems have been applied. Although the cost of replacing the secondary software and hardware that is not year 2000 compliant has not been determined, a review of the list indicates that the cost has not and will not be material to the results of operations of the Company.

         In addition to computer software and hardware, the Company utilizes a variety of control devices in its plants, most of which are not date or time sensitive. Based on an inventory of the control devices, the cost of replacing the control devices that are not year 2000 compliant approximated $100,000 and this cost has been recorded as an expense for the nine months ending September 30, 1999. The Company replaced these control devices during regularly scheduled plant shutdowns in April of 1999.

         The Company relies on a large number of primary vendors to supply required products and services. Since the unavailability of key goods and services could potentially disrupt the Company's operations, letters have been sent to all primary and secondary vendors to determine their readiness for the year 2000. To date 94% of vendors have responded to the Company's inquiry and all critical vendors are being individually contacted. The effort to qualify all primary vendors and certain potentially key secondary vendors as to their readiness for the year 2000 problem is on-going. A contingency plan for backup vendors is being established and will be implemented for those primary vendors that fail to comply.

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

         The Company has made significant progress on resolving problems related to the year 2000. The Securities and Exchange Commission in Release 33-7558, DISCLOSURE OF YEAR-2000 ISSUES AND CONSEQUENCES BY PUBLIC COMPANIES, INVESTMENT ADVISERS, INVESTMENT COMPANIES, AND MUNICIPAL SECURITIES ISSUERS, dated August 4, 1998 requires that all companies disclose their most reasonably likely worst case scenario relating to the year 2000. The Company has interpreted this to mean that the assumption is that there will be no further future progress on resolving known problems related to the year 2000. Although the Company intends to work diligently to resolve known year 2000 problems, the Company believes that the most reasonably likely worst case scenarios of not being able to make any further progress on its known year 2000 problems would be a disruption in cash flow due to the Company's customers not being able to pay their bills due to their systems being non-compliant and a decrease in revenues due to the inability of the Company to obtain required goods and services because of the vendor's systems being non-compliant. The Company will continue to monitor the situation and will continue to develop contingency plans as required.

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

         In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 RESCISSION OF FASB STATEMENT NO. 75 AND TECHNICAL CORRECTIONS. Statement No. 135 is effective for fiscal years ending after February 15, 1999. It provides technical correction to 29 accounting documents. The Company is currently studying the provisions of SFAS No. 135, and has not adopted such provisions for the periods ended September 30, 1999.


                                      (23)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         No legal proceedings of a material nature have arisen in the third quarter of 1999, and there have been no material changes during the third quarter of 1999 in the pending legal proceedings disclosed in the Form 10-K for the year ended December 31, 1998.

         As disclosed in the Form 10-K for the year ended December 31, 1998 and the Form 10-Q for the periods ended June 30, 1999, the Company was party to an ongoing lawsuit against the City of Chicago challenging the imposition of a waste charge by the City of Chicago on every gallon of waste received at the Company's Chicago facility. In June 1999, the Company and the City of Chicago reached a settlement agreement in principle where the City of Chicago agreed to pay the Company $320,000 which represents in part a reimbursement of costs incurred in bringing the suit.

ITEM 2 - CHANGES IN SECURITIES

          None

ITEM 3 - DEFAULTS UPON SENIOR DEBT

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                           DESCRIPTION                 LOCATION
-----------                 --------------------------------      ---------
27                          Financial Data Schedule               Filed
                                                                  herewith

                            Reports on Form 8-K                   None







                                      (24)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Clean Harbors, Inc.
                                              --------------------------------
                                              Registrant





    Dated:  November 12, 1999             By:  /s/ Alan S. McKim
                                              --------------------------------
                                              Alan S. McKim
                                              President and
                                              Chief Executive Officer





    Dated:  November 12, 1999             By:  /s/ Roger A. Koenecke
                                              --------------------------------
                                              Roger A. Koenecke
                                              Senior Vice President and
                                              Chief Financial Officer


                                      (25)