Form 10-K
period 1999-12-31
CLEAN HARBORS INC
filed 2000-03-29
CIK 822818

             AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION MARCH 28, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 0-16379
                            ------------------------

                              CLEAN HARBORS, INC.
             (Exact name of registrant as specified in its charter)
                           --------------------------

                  MASSACHUSETTS                                         04-2997780
           (State or other jurisdiction                               (IRS Employer
        of incorporation or organization)                         Identification Number)

             1501 WASHINGTON STREET,                                    02184-7535
             BRAINTREE, MASSACHUSETTS                                   (Zip Code)
     (Address of principal executive offices)

            REGISTRANT'S TELEPHONE NUMBER: (781) 849-1800 EXT. 4454

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    On March 15, 2000, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $21,834,326. Reference is made to Part III of this report for the assumptions on which this calculation is based.

    On March 15, 2000, there were outstanding 10,978,144 shares of Common Stock, $.01 par value.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement for its 2000 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 2000) are incorporated by reference into part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 2000.

                                     PART I

ITEM 1. BUSINESS

    Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), operates in one industry segment providing a wide range of hazardous waste management services to a diversified customer base in the United States and Puerto Rico. The Company is managed on a regional basis, with a full range of services being offered in the Northeast, Mid-Atlantic and Midwest regions, and has a strong presence in the Western region. The Company has a network of sales and regional logistics offices and service centers located in 27 states and Puerto Rico. The service centers interface with customers, and perform a variety of environmental remediation and hazardous waste management activities. The Company has 12 waste management facilities, which are managed separately from the regions, that transport, store, treat and dispose of waste. The Company also provides analytical testing, technical, and consulting and information management services, which complement its primary services and permit it to offer complete solutions to its customers' complex environmental requirements.

    The Company is one of the largest providers of industrial waste management services in the United States. The Company has three major competitors, namely, ONYX-North America (the waste management subsidiary of the Paris-based Vivendi), Philip Services Corp. and Safety-Kleen Corp. The Company also competes against regional waste management firms and a number of smaller companies. The Company seeks to be recognized by customers as the premier supplier of a broad range of value-added industrial waste management services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. The Company's principal customers are utility, chemical, petroleum, pharmaceutical, transportation and industrial firms, educational institutions, other waste management companies and government agencies.

    The Company's earnings were adversely affected by continued poor conditions in the hazardous waste disposal industry. Intense price competition, waste minimization by industrial firms and unpredictable event business all contributed to weakness across all segments of the hazardous waste disposal industry. The Company responded to industry conditions by implementing business process review programs, expanding the network of service centers and by enhancing revenue through increasing market share.

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

BUSINESS STRATEGY

    The Company's strategy is to develop and maintain an ongoing relationship with a diversified group of customers who have recurring needs for treatment and disposal services, site services, analytical services, and information technologies and training in managing their overall environmental program. In order to maintain and enhance its position in the industrial waste management industry within the core markets in which it operates, the Company strives to achieve internal growth through expanding the network of service centers within the primary regions in which it operates, penetrating the industrial maintenance services market, increasing utilization of existing facilities by increasing volumes of waste processed, developing new waste management services, providing consulting and information management services, capitalizing on industry consolidation and providing e-commerce solutions. In addition, the Company has achieved external growth through strategic acquisitions.

    EXPANDED NETWORK OF SERVICE CENTERS. The Company currently has 33 service centers, 6 of which were opened in 1999. By opening additional service centers within or contiguous to the regions in which it operates, the Company believes that it can, with minimal expenditure of funds, increase its market share. The additional waste that is generated within its territory can be sent to existing waste processing facilities.

    PENETRATING THE INDUSTRIAL MAINTENANCE SERVICES MARKET. In the second quarter of 1999, the Company added to its service offerings industrial cleaning and maintenance. The Company expanded this business to three locations in 1999. The Company believes that industrial maintenance services offer significant opportunities for growth for the Company because of the multi-billion dollar size of the market and the Company's small current penetration of this market. The expansion in industrial maintenance services leverages the Company's hazardous waste disposal assets because hazardous wastes are often removed in the cleaning process.

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

    CONSULTING AND INFORMATION MANAGEMENT SERVICES. In 1998, the Company created a subsidiary, Harbor Management Consultants, Inc. ("Harbor Management") to provide consulting services and environmental information management systems to a broad array of customers throughout the United States. The Company believes that there is an opportunity to bring additional value to the environmental departments of generators of hazardous waste by providing the expertise required to streamline their environmental programs. Harbor Management provides software development, systems integration, consulting and onsite management services.

    CAPITALIZATION ON INDUSTRY CONSOLIDATION. The Company believes that its large industrial customers are increasingly requiring a comprehensive range of waste treatment capabilities, site services, industrial maintenance services, emergency response services and waste consulting and information management services to be provided by a select number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to its customers' needs, the Company has increased the range of waste management services it offers and is following a strategy of acquiring companies in existing, contiguous and new market areas. Acquisitions within the Company's existing areas of operation serve to capture incremental market share, while geographic expansion creates new market opportunities. The Company continues to evaluate other business opportunities in order to enhance service to its existing customer base and expand its customer base.

    E-COMMERCE. In 1999, the Company enhanced its internet functionality to provide order fulfillment, waste profiling and transportation scheduling. The Company believes that its e-commerce capabilities are superior to those of its competitors in the hazardous waste industry and that increasing the percentage of transactions that utilize e-commerce will result in lower costs of services.

ACQUISITIONS

    The Company has completed two acquisitions since January 1, 1995.

       DATE OF
     ACQUISITION                                ACQUISITION                           PURCHASE PRICE
---------------------   ------------------------------------------------------------  --------------
        1995            The assets of a newly constructed hazardous waste
                        incinerator located in Kimball, Nebraska                       $5.2 million
        1999            The assets of the Texas Transportation and Brokerage
                        Divisions of American Ecology Environmental Services
                        Corporation                                                    $1.9 million

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

                        SERVICES PROVIDED BY THE COMPANY

SERVICES

    The Company provides a wide range of hazardous waste management services. The services provided can be discussed in five categories: treatment and disposal of industrial wastes ("Treatment and Disposal"); site services provided at customer sites ("Site Services"); specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPack" -Registered Trademark-); transportation for all forms of hazardous wastes ("Transportation and Logistics Management, and Analytical Testing Services"); and consulting, information management and training services provided by Harbor Management Consultants ("Harbor Management"). Although they are discussed separately to provide an understanding of the services offered, Site Services, CleanPack-Registered Trademark-, and Transportation and Logistics Management Services are typically provided from one service location. The Company markets these services through its sales organizations and, in many instances, services in one area of the business support or lead to work in other service lines.

TREATMENT AND DISPOSAL

    The Company transports, treats and disposes of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other waste management companies and governmental entities. The wastes handled include substances which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. Waste types processed or transferred in drums or bulk quantities include:

    - flammables, combustibles and other organics;

    - acids and caustics;

    - cyanides and sulfides;

    - solids and sludges;

    - industrial wastewaters;

    - items containing PCBs, such as utility transformers and electrical light ballasts;

    - medical waste;

    - other regulated wastes; and

    - nonhazardous industrial waste.

    The Company receives a detailed waste profile sheet prepared by the customer to document the nature of the customer's waste. A sample of the delivered waste is tested to ensure that it conforms to the customer's waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible wastes are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer's waste at the Company's facility, a unique computer "bar code" identification label is assigned to each container of waste, enabling the Company to use sophisticated computer systems to track and document the status, location and disposition of the waste.

    WASTEWATER TREATMENT. The Company's wastewater treatment operations involve processing hazardous and nonhazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater processing operations are then disposed of off-site at facilities owned and operated by unrelated businesses, while the treated effluent is discharged to the local sewer system under permit.

    The Company treats a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

    - acids and caustics;

    - ammonias, sulfides and cyanides;

    - heavy metals, ink wastes and plating solutions;

    - landfill leachates and scrubber waters; and

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

    The CES process enables the Company to handle a broad range of complex, difficult to treat organic and inorganic wastewaters which would otherwise be sent to other companies for disposal. CES offers the Company's industrial customers, such as chemical or pharmaceutical companies, an attractive recycling alternative to incineration or deep well injection of their waste waters.

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

    GROUNDWATER RESTORATION. The Company's groundwater restoration services typically involve response to above ground spills, leaking underground tanks and lines, hazardous waste landfills, and leaking surface impoundments. Groundwater restoration efforts often require complex recovery systems, including recovery drains or wells, air strippers, biodegradation or carbon filtration systems, and containment barriers. These systems and technologies can be used individually or in combination to remove a full range of floating or dissolved organic compounds from groundwater. The Company designs and fabricates mobile or fixed site groundwater treatment systems.

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

    EMERGENCY RESPONSE. The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings or facilities are extensively contaminated. The Company has established specially trained emergency response teams which operate on a 24-hour basis from their service centers. The Company has also established a program called CleanER, which is a sub-contractor network responding to emergency response actions. Many of the Company's remediation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

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

    SITE REMEDIATION. The Company provides technical capabilities and operational expertise to manage large-scale environmental projects. The interdisciplinary teams of managers, geologists, chemists, engineers, scientists, technicians, and compliance experts design and implement solution-oriented remedial programs incorporating both off-site and on-site treatment. The areas of expertise include:

    - remedial investigations;

    - remediation technologies: design, in-house fabrication, installation, and operations and maintenance;

    - decontamination and decommissioning operations;

    - high hazard materials handling; and

    - mobile treatment services.

CLEANPACK-REGISTERED TRADEMARK- SERVICES

    The Company provides specialized handling, packaging, transportation and disposal of laboratory quantities of outdated hazardous chemicals, household hazardous wastes, and waste pesticides and herbicides.
CleanPack-Registered Trademark- chemists utilize the Company's CHOICE-TM- waste management software system to support the Company's packaging services and complete the regulatory information required for every pick-up. The CleanPack-Registered Trademark- operation services a wide variety of customers including:

    - pharmaceutical companies;

    - engineering, and research and development departments of industrial companies;

    - college, university and high school laboratories;

    - commercial laboratories;

    - hospital and medical care laboratories and Veterans Administration facilities;

    - state and local municipalities; and

    - thousands of agri-businesses and residents through household hazardous waste and pesticide/ herbicide collection programs.

    CleanPack-Registered Trademark- chemists collect, identify, label, and package waste into Department of Transportation approved containers. Lab packed wastes are then transported to one of the Company's facilities where the waste is consolidated for recycling, reclamation, fuels blending, aqueous treatment, incineration or secure chemical landfill.

    Other services provided by the Company's CleanPack-Registered Trademark-operations include:

    HIGH HAZARD SERVICES. Reactive Materials Technicians utilize specialized equipment and training to stabilize and desensitize highly reactive and potentially explosive chemicals.

    CUSTOMPACK-REGISTERED TRADEMARK- SERVICES. The Company provides training, technical support, and disposal services for customers with the resources and experience to package their own waste chemicals.

    LABORATORY MOVE SERVICES. CleanPack-Registered Trademark- chemists properly and safely segregate, package, transport, and un-package hazardous chemicals being moved from older laboratories to newer laboratories.

TRANSPORTATION AND LOGISTICS MANAGEMENT, AND ANALYTICAL TESTING SERVICES

    As an integral part of the Company's services, industrial wastes are collected from customers and transported by the Company to and between its facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55-gallon drums, bulk storage tanks or 20-cubic yard roll-off boxes. In providing this service, the Company utilizes a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll-off boxes or bulk dump trailers. The Company's fleet is equipped with a mobile satellite monitoring system and communications network which allows real-time communication with the transportation fleet.

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

CONSULTING AND INFORMATION MANAGEMENT AND PERSONNEL TRAINING SERVICES

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

    PERSONNEL TRAINING. The Company provides comprehensive personnel training programs for its own employees and for its customers on a commercial basis. Such programs are designed to promote safe work practices under potentially hazardous conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under the Federal Resource Conservation and Recovery Act of 1976 ("RCRA") and the Federal Occupational Safety and Health Act ("OSHA"). The Company's Technical Training Center includes confined space entry, exit and extraction equipment, an air-system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA Hazardous Waste and Emergency Response Standards.

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

CUSTOMERS

    The Company's sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company's services. The Company's customer list includes many of the largest industrial companies in the United States. The Company's customers are primarily chemical, pharmaceutical, petroleum, transportation, utility and industrial firms, other waste management companies and government agencies. Management believes that the Company's diverse customer base, in terms of number, industry and geographic location, as well as its large presence in New England and the Mid-Atlantic, provide it with a recurring revenue base. The Company estimates that more than 81% of its revenues are derived from previously served customers with recurring needs for the Company's services. For the years ended
December 31, 1999, 1998 and 1997, no single customer accounted for more than five percent of the Company's revenues. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

    Although the Company's customer base is diverse, two industries each provided over 10% of the Company's revenue in 1999. Approximately 20% of the Company's revenues in 1999 were from the chemical, pharmaceutical and allied products industry, while approximately 14% were from the electric, gas and sanitary industry. In 1998, those same two industries each provided over 10% of the Company's revenue, with approximately 23% of the Company's revenues in 1998 from the chemical and allied products industry and approximately 12% from the electric, gas and sanitary industry. In addition to serving industrial customers such as utilities, railroads, pipelines, pharmaceutical manufacturers, and chemical companies, the Company serves health care and educational institutions, federal, state and local governmental bodies, and thousands of small quantity generators.

    Under applicable environmental laws and regulations, generators of hazardous wastes retain legal liability for the proper handling of those wastes up to and including their ultimate disposal. In response to these potential concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have decreased the number of providers they use for such services. The Company has been selected as an approved vendor by large generators because the Company possesses comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and has the expertise necessary to comply with applicable environmental laws and regulations. By becoming an approved vendor for a large waste generator or other purchaser, the Company becomes eligible to provide waste management services to the multiple plants and projects of each generator or purchaser located in the Company's service areas. However, in order to obtain such approved vendor status, it may be necessary for the Company to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit the Company's facilities and operations to ensure that the Company's waste management services are being performed in compliance with applicable laws and regulations and other criteria established by the Company and such customers.

COMPLIANCE/HEALTH & SAFETY

    The Company regards compliance with applicable environmental regulations, and the health and safety of its workforce as critical components of its overall operations. The Company strives to maintain the highest professional standards in its compliance, and health and safety activities; its internal operating requirements are in many instances more stringent than those imposed by regulation. The Company's compliance program has been developed for each of its waste management facilities and service centers under the direction of the Company's corporate staff. The compliance, and health and safety staffs are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. The Company also performs periodic audits and inspections of the disposal facilities of other firms utilized by the Company.

    The Company's treatment, storage and recovery facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although the Company's facilities have been cited on occasion for regulatory violations, the Company believes that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full-time compliance, or health and safety representative to oversee the implementation of the Company's compliance program at the facility or service center. These highly trained regulatory specialists are independent from operations and report to the Director of Regulatory Affairs or the Director of Health and Safety, who in turn report to the General Counsel.

ENVIRONMENTAL LIABILITIES AND CAPITAL EXPENDITURES

    The Company operates facilities that treat or store hazardous waste. Such facilities must obtain a RCRA license from the EPA or an authorized state agency, and must comply with certain operating requirements. The EPA has developed a system for assessing the relative environmental clean-up priority of RCRA facilities called the National Corrective Action Prioritization System, with a High, Medium or Low ranking for each facility. None of the Company's RCRA facilities has been assessed a high priority. The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred for the year ended December 31 (in thousands):

                                                            1999       1998       1997
                                                          --------   --------   --------
Environmental expenditures capitalized..................    $274       $674       $564
Environmental expenses incurred.........................      37         95        256
                                                            ----       ----       ----
                                                            $311       $769       $820
                                                            ====       ====       ====

    Although further investigation may cause a change in estimate, the Company expects remediation expenditures of the magnitude incurred for the last three years to continue for the foreseeable future. The Company believes that environmental cleanup can be financed out of results from operations and that compliance with environmental laws will not adversely affect its competitive position.

MANAGEMENT OF RISKS

    The Company adheres to a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers' ongoing environmental exposures. This program includes installation of risk management systems at the Company's facilities, such as fire suppression, employee training, environmental auditing and policy decisions restricting the types of wastes handled. The Company evaluates all revenue opportunities and declines those which it believes involve unacceptable risks.

    The Company disposes of its wastes at the Company's Kimball incineration facility, or at facilities owned and operated by firms which the Company has audited and approved. Typically, the Company applies established technologies to the treatment, storage and recovery of hazardous wastes. The Company believes its operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

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

    The Company has pollution liability insurance policies covering the Company's potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and as it handles waste at the Company's facilities. The Company has contractor's liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate, covering off-site remedial activities and associated liabilities. Lloyds of London provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $29,000,000. This Lloyds of London policy covers liability in excess of $1,000,000 for pollution caused by sudden and accidental occurrences during transportation of waste, from the time waste is picked up from a customer until its delivery to the final disposal site. The Company's $30,000,000 excess automobile liability insurance provides additional coverage for any in-transit pollution losses from accidents for a total of $59,000,000 of in-transit coverage.

    Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. In 1989, the Company established a captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write professional liability and pollution liability insurance for the Company and its operating subsidiaries. RCRA, the Toxic Substances Control Act and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate per year for sudden occurrences and $3,000,000 per occurrence and $6,000,000 in the aggregate per year for non-sudden occurrences. Currently, the Company uses its captive insurance company to provide (i) the first $1,000,000 of insurance against liability from sudden and non-sudden occurrences at its facilities, with the excess coverage provided by Lloyds of London for sudden occurrences, and
(ii) the full policy limits of $3,000,000 per occurrence, $6,000,000 aggregate, of insurance for non-sudden occurrences.

    Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities, should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another company for disposal. The Company has obtained surety bonds to provide such financial assurance for closure of the waste management facilities it currently operates, with the exceptions of the Kimball incinerator, and the lagoons and incinerator located at the Chicago facility. The Kimball incinerator has closure and post-closure insurance provided by a commercial insurer. Closure for the lagoons and incinerator at the Chicago facility is provided by an insurance company owned by the Company. This liability is fully funded.

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

    Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The Company believes that policy cancellation terms are similar to those of other companies in other industries.

COMPETITION

    The Company competes with three major companies, namely, ONYX-North America (the waste management subsidiary of the Paris-based Vivendi), Philip Services Corp. and Safety-Kleen Corp. The

Company also competes against regional waste management firms and numerous small companies. Each of these competitors is able to provide one or more of the industrial waste management services offered by the Company, and some of which have access to greater financial resources. The Company believes that it offers a more comprehensive range of industrial waste management services than its competitors in major portions of its service territory, that its ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage, and that its stable ownership allows the Company to focus on building long-term relationships with its customers.

    Treatment and disposal operations are conducted by a number of national and regional waste management firms. The Company believes that the ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

    In site services, the Company's competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. The Company believes that availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

EMPLOYEES

    As of March 15, 2000, the Company employed 1,225 people on a regular basis. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

    The properties of the Company consist primarily of its 12 waste management facilities and 33 service centers, various environmental remediation equipment, and a fleet of approximately 800 registered pieces of transportation equipment. Most service center locations are leased, and occasionally move to other locations as operations and space requirements change. All of the waste management facilities are owned by the Company, except (i) the Chicago hazardous waste management facility which is leased with terms (including extensions) that expire September 2020, (ii) the Woburn, Massachusetts waste oil treatment and storage facility which is leased with terms (including extensions) that expire February 2013, and (iii) the Virginia waste oil treatment and storage facility which is leased with terms (including extensions) that expire February 2002. In connection with the placement of an industrial revenue bond in 1996, the Company entered into a facilities lease with the City of Kimball, Nebraska, whereby the City acquired a leasehold interest in the Kimball incinerator and the Company leased the incinerator back from the City. The Company retains title to the incinerator.

    HAZARDOUS WASTE MANAGEMENT FACILITIES. The Company operates hazardous waste management facilities at which it processes, treats and temporarily stores hazardous wastes for later resale, reuse, or off-site treatment or disposal. Every facility that treats, stores or disposes of hazardous wastes must obtain a license from the federal EPA or an authorized state agency and must comply with certain operating requirements. See "Environmental Regulation-Federal Regulation of Hazardous Waste" below for a description of licenses issued under RCRA. All of the Company's hazardous waste management facilities are subject to RCRA licensing and have been issued RCRA Part B licenses, except for the Cleveland facility, which is regulated under the Clean Water Act.

    Two of the facilities described above are waste oil treatment and storage facilities. Some petroleum products, such as gasoline, are considered hazardous waste under federal law, and certain operations are located in states which regulates waste oil as a hazardous waste. In order to handle a variety of waste oil and petroleum products and support its site service activities in the Northeast and Mid-Atlantic regions, the Company has obtained a RCRA license for its Woburn, Massachusetts waste oil facility. The Company's Virginia waste oil facility currently operates under RCRA interim status.

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

    Under the sharing arrangement with ChemWaste, the Company could over a period of 15 years be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment, and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company believes that it can appropriately capitalize the expenditures in excess of amounts accrued that are required to clean up the property. In addition, the Company entered into a five year disposal services agreement with ChemWaste in connection with the acquisition of the assets on the adjoining site. Pursuant to the terms of the disposal services agreement, the Company has agreed to use best efforts to deliver waste materials to ChemWaste facilities for disposal subject to certain customer preferences, scheduling and other considerations.

    Kimball, NE. In May 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, an affiliate of Amoco Oil Company. The Kimball facility includes a 45,000 ton-per-year fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. The incinerator has a RCRA Part B license issued by the Nebraska Department of Environmental Quality ("NDEQ") that was issued effective July 30, 1999 for a period of five years.

    The incinerator is located on a 600 acre site, which includes a landfill for disposal of incinerator ash. If the chemical composition of the ash meets permit requirements, the ash can be classified as "delisted" and will no longer be regulated as hazardous waste under federal and state laws. Although the ash will be classified as nonhazardous, the landfill has been constructed to meet the same stringent requirements as landfills designed to handle hazardous waste.

    As part of the acquisition, the Company agreed to make royalty payments to Ecova Corporation through 2004, based on the number of tons processed at the facility.

    Braintree, MA. The Braintree facility is located just south of Boston. The facility is primarily engaged in drummed waste processing and consolidation, solvent recovery, transformer decommissioning, PCB storage and processing, blending of waste used as supplemental fuel by cement kilns or industrial furnaces, and pretreatment of waste to stabilize it before it is sent to landfills. The facility was acquired by the Company in 1985 and operates under a state Hazardous Waste Facility License issued by the Massachusetts Department of Environmental Protection ("DEP") on January 13, 1999.

    Natick, MA. The Natick, Massachusetts facility is located just west of Boston. The facility is currently on standby. The facility has a state Hazardous Waste Facility License (the state equivalent of a Part B license), which was last issued in 1994 for a five year term. In January 2000, the Company submitted a permit renewal application, which allows the facility to maintain its hazardous waste management authority until a new license is issued. The facility is also authorized by the federal EPA to handle PCBs.

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

    Baltimore, MD. The Baltimore, Maryland facility is located in central Baltimore. It provides treatment of nonhazardous and hazardous industrial aqueous wastes, treatment of "lean waters" through the CES process, drummed waste processing, waste stabilization, and transfer of lab pack containers. The facility has a state Controlled Hazardous Substances permit (the state equivalent of a Part B license), which was issued January 10, 2000 for a period of five years. The permit also allows handling of material destined for fuels blending and rail shipment of hazardous and nonhazardous waste.

    Bristol, CT. The facility is located in Bristol, Connecticut, approximately 20 miles southwest of Hartford. It provides hazardous wastewater treatment, drummed waste processing and consolidation, and transfer of lab pack containers. This facility also provides treatment of special categories of hazardous wastewaters known as "listed" wastewaters resulting from industrial processes such as electroplating. The facility has a Part B license which was last issued in 1995 for a five year term. In December 1999, the Company submitted a permit renewal application, which allows the operations to continue until the renewal application is approved.

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

    WASTE OIL TREATMENT AND STORAGE FACILITIES. The Company has four waste oil treatment and storage facilities: two in Massachusetts, one in Maine and one in Virginia. The Massachusetts facilities are located in Kingston and Woburn, in the Boston area. The Kingston facility has a state recycling permit and is able to store oil collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility is also used for maintenance activities, and for training of employees of the Company and third-party customers. The Woburn facility is a waste oil storage and transfer facility, which was issued a Part B license in October 1993 for a five-year term. A renewal application was submitted to the state in November 1998, which allows operations to continue until the renewal application is approved.

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

    The Virginia facility is located near Richmond and was acquired in September 1994. The facility is able to store waste oil and gasoline-contaminated hazardous wastes collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The state has agreed that this facility is regulated under the Clean Water Act and is, therefore, exempt from the requirement to obtain a RCRA Part B permit. At this time the facility is proceeding with RCRA closure, and will subsequently operate as an industrial wastewater treatment facility exempt from RCRA permitting requirements.

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

    RCRA. RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive, "cradle-to-grave" system for the management of a wide range of materials identified as hazardous waste. States such as Massachusetts, Connecticut, Illinois, Maryland, Ohio and Nebraska, that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA, have been authorized by the EPA to administer their facility permitting programs in lieu of the EPA's program.

    Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency, and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary license application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained interim status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B licensing process). Interim Status facilities may continue to operate pursuant to the Part A Application until their Part B licensing process is concluded. Of the Company's 12 waste management facilities, only the Virginia waste oil facility operates under interim status.

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

    The Company has begun RCRA corrective action investigations at its Part B licensed facilities in Braintree, Natick, Chicago, Cincinnati, and Woburn. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and on Main Street in South Portland, Maine. Corrective action at the Bristol, Connecticut, facility was completed in 1996. The Company spent approximately $311,000, $769,000 and $820,000 on corrective action at the foregoing facilities for the years ended December 31, 1999, 1998 and 1997, respectively.

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

    The Company is also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which was estimated to be in the range of $2,000,000, by, among other things, performing field services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts and credits to PECO totaling $908,000 through August 2, 1999. The Company and PECO then negotiated an amendment to their 1994 agreement, whereby the Company's responsibility for its share of the cost of site studies was capped at $1,733,000. The studies are expected to be concluded in early 2000, whereupon the EPA's order will terminate. The Company had accrued $825,000 and $623,000 relating to this liability at December 31, 1999 and 1998, respectively. The $825,000 balance owed under the amendment will be paid in 2000.

    THE SUPERFUND ACT. The Superfund Act provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See "Item 3.-Legal Proceedings" for a description of certain such proceedings involving the Company.

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

    The Company believes that each of its facilities is in substantial compliance with the applicable requirements of RCRA, state laws and regulations. Eleven of the Company's 12 waste management facilities have been issued final licenses, except for the Virginia facility which operates as an industrial wastewater treatment facility exempt from RCRA permitting requirements. Once issued, such licenses have maximum fixed terms of a given number of years which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. The Company anticipates that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that the Company will be able to comply with such requirements.

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

    The Company's facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Local sewer discharge and flammable storage requirements are applicable to certain of the Company's facilities. The Company's facilities are subject to local siting, zoning and land use restrictions. Although the Company's facilities occasionally have been cited for regulatory violations, the Company believes it is in substantial compliance with all federal, state and local laws regulating its business. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRP's do not pay their share of such costs

ITEM 3. LEGAL PROCEEDINGS

    Certain Company subsidiaries have transported or generated waste sent to sites, which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes at 27 state and federal Superfund sites.

    Fourteen of these sites involve two subsidiaries which the Company acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Company's Braintree and Natick subsidiaries in these 14 cases, including legal fees and settlement costs.

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

    Mr. Frank, Inc., which was acquired by the Company in July 1992, is involved in four Superfund sites, as a transporter of waste generated by others prior to the Company's purchase of Mr. Frank, Inc. The Company acquired Mr. Frank, Inc. in exchange for 233,000 shares of the Company's common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers' agreement to indemnify the Company against potential liabilities, including environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc. The Company has been identified as a PRP at two sites, at which the Company believes that it has no liability.

    The Company believes that any future settlement costs arising from any or all of the 27 Superfund sites described above will not be material to the Company's operations or financial position. The Company routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the Company and other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 1999 and 1998, the Company had accrued environmental costs of $285,000 and $296,000, respectively, for cleanup of Superfund sites.

    Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the EPA, are conducting an inquiry concerning certain railcars which were destined for the Company's Kimball, Nebraska incinerator. Several railcars containing waste materials generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad company. The Company has cooperated fully with federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, assurances cannot be given that the government authorities may not reach a different conclusion or attempt to levy penalties.

    In October 1995 an employee was killed in an accident when a drum exploded at a facility in Cincinnati, Ohio operated by a subsidiary, Spring Grove Resource Recovery, Inc. ("Spring Grove"). During 1999 the Company was notified by the Justice Department that the Department believed it had a cause of action against a subsidiary for potential civil and/or criminal violations of its RCRA permit as a result of the 1995 accident. The Company has conducted an exhaustive internal review of the circumstances leading up to the accident and believes that the subsidiary did not knowingly violate any relevant terms of its RCRA permit. The Company has also engaged the services of external legal and regulatory experts to review the situation and they have also concluded that the available evidence does not support a conclusion that the subsidiary knowingly violated its permit. Assurances cannot be given, however, that government authorities will not reach a different conclusion and proceed with legal action or levy penalties. The Company has executed tolling agreements with the government and is presently engaged in discussions with the government in an effort to resolve this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

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

                                                                HIGH       LOW
1998                                                          --------   --------
First Quarter...............................................   $2.063     $1.250
Second Quarter..............................................    3.000      1.750
Third Quarter...............................................    3.313      1.813
Fourth Quarter..............................................    2.625      1.313

                                                                HIGH       LOW
1999                                                          --------   --------
First Quarter...............................................   $2.438     $1.563
Second Quarter..............................................    2.000      1.563
Third Quarter...............................................    1.813      1.313
Fourth Quarter..............................................    1.813      1.063

    On March 14, 2000 there were 667 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name.

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

    Dividends on the Company's Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. The Company currently is restricted in the payment of cash dividends due to covenants in its loan agreements. Under the terms of the Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the 1999 dividends in common stock. The share price of the common stock and the shares of common stock issued to holders of preferred stock during 1999 were as follows:

RECORD DATE                                      SHARE PRICE   COMMON STOCK ISSUED
-----------                                      -----------   -------------------
January 1, 1999................................     $1.570           71,340
April 1, 1999..................................      1.712           65,402
July 1, 1999...................................      1.716           65,282
October 1, 1999................................      1.456           76,909

    The Company anticipates that the Preferred Stock dividends payable through 2000 will be paid in common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial information should be reviewed in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data of this report.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
INCOME STATEMENT DATA:                        1999       1998       1997       1996       1995
----------------------                      --------   --------   --------   --------   --------
                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues..................................  $202,965   $197,439   $183,767   $200,213   $209,250
Cost of revenues..........................   149,637    147,214    140,926    154,773    156,779
Selling, general and administrative
  expenses................................    37,190     34,976     34,114     36,161     39,574
Depreciation and amortization of
  intangible assets.......................     9,501      9,112      9,228      9,827     10,081
Nonrecurring charges......................        --         --         --         --      4,247
                                            --------   --------   --------   --------   --------
Income (loss) from operations.............     6,637      6,137       (501)      (548)    (1,431)
Other income, net.........................        --         --        800         --         --
Interest expense, net.....................     8,599      9,631      9,182      9,170      8,657
                                            --------   --------   --------   --------   --------
Loss before provision (benefit from)
  income taxes............................    (1,962)    (3,494)    (8,883)    (9,718)   (10,088)
Provision for (benefit from) income
  taxes...................................       282        360      4,845     (2,775)    (3,195)
                                            --------   --------   --------   --------   --------
Net loss..................................  $ (2,244)  $ (3,854)  $(13,728)  $ (6,943)  $ (6,893)
                                            ========   ========   ========   ========   ========
Basic and diluted net loss per share......  $  (0.25)  $  (0.42)  $  (1.42)  $  (0.77)  $  (0.77)
                                            ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding.............................    10,649     10,309      9,959      9,653      9,475
                                            ========   ========   ========   ========   ========
Financial Data:
Earnings before interest, taxes,
  depreciation and amortization
  (EBITDA)................................  $ 16,138   $ 15,249   $  9,527   $  9,279   $  8,650
Working capital...........................  $ 14,565   $ 11,245   $ 10,448   $ 14,245   $ 11,053
Total assets..............................  $145,247   $145,910   $147,850   $177,997   $186,444
Long-term obligations, less current
  portion.................................  $ 72,683   $ 68,774   $ 68,020   $ 68,668   $ 70,391
Stockholders' equity......................  $ 34,171   $ 36,310   $ 40,024   $ 53,584   $ 60,374

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

Severance and related costs.................................  $1,097,000
Write-off of non-performing asset...........................   1,110,000
Real estate related charges.................................   2,040,000
                                                              ----------
                                                              $4,247,000
                                                              ==========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations. This table and subsequent discussions should be read in conjunction with Item 6 Selected Financial Data and Item 8 Financial Statements and Supplementary Data of this report.

                                                                       PERCENTAGE OF TOTAL REVENUES
                                                           ----------------------------------------------------
                                                                   TWELVE-MONTH YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                             1999       1998       1997       1996       1995
                                                           --------   --------   --------   --------   --------
Revenues.................................................   100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenues:
  Disposal costs paid to third parties...................    12.5       14.3       13.9       13.8       15.4
  Other costs............................................    61.2       60.3       62.8       63.4       59.5
                                                            -----      -----      -----      -----      -----
    Total cost of revenues...............................    73.7       74.6       76.7       77.2       74.9
Selling, general and administrative expenses.............    18.3       17.7       18.6       18.2       18.9
Depreciation and amortization of intangible assets.......     4.7        4.6        5.0        4.9        4.9
Nonrecurring charges.....................................      --         --         --         --        2.0
                                                            -----      -----      -----      -----      -----
Income (loss) from operations............................     3.3        3.1       (0.3)      (0.3)      (0.7)
Other income, net........................................      --         --        0.4         --         --
Interest expense, net....................................     4.3        4.9        4.9        4.6        4.1
                                                            -----      -----      -----      -----      -----
Loss before provision for (benefit from) income taxes....    (1.0)      (1.8)      (4.8)      (4.9)      (4.8)
Provision for (benefit from) income taxes................     0.1        0.2        2.7       (1.4)      (1.5)
                                                            -----      -----      -----      -----      -----
    Net loss.............................................    (1.1)%     (2.0)%     (7.5)%     (3.5)%     (3.3)%
                                                            =====      =====      =====      =====      =====

    REVENUES. Revenues for 1999 were $202,965,000 as compared to $197,439,000 for 1998, an increase of $5,526,000 or 2.8%. The largest part of the increase in revenues was due to a 6.7% increase in site services revenues. Other services showing increases in revenues included CleanPack-Registered Trademark-, transportation and logistics management, industrial maintenance, and consulting and information management. The acquisition of the Texas Transportation and Brokerage Divisions of American Ecology Environmental Services resulted in a 0.4% increase in revenues. Offsetting these increases in revenues is a 8.1% decrease in the volume of waste processed through the Company's facilities. Most of the decrease in the volume of waste processed through the Company's facilities was due to the Company's decision to increase the selling prices on certain waste streams that were determined to be unprofitable or only marginally profitable. Pricing on waste processed through the Company's facilities decreased by 3.3%.

    Revenues for 1998 were $197,439,000 as compared to revenues of $183,767,000 for 1997, an increase of $13,672,000 or 7.4.%. The increase in revenues in 1998 as compared to 1997 was primarily due to a 7.9% increase in the volume of waste processed through the Company's facilities and a 9.2% increase due to the number of site service hours worked. These increases in revenues were partially offset by a 0.9% decrease in revenues due to declines in pricing in 1998 as compared to 1997.

    There were no major spills that impacted revenues in 1999, 1998 or 1997.

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

    COST OF REVENUES. Cost of revenues was $149,637,000 in 1999, $147,214,000 in 1998 and $140,926,000 in 1997. Other costs, as a percentage of revenues, were 61.2% in 1999, 60.3% in 1998 and 62.8% in 1997. Disposal costs paid to third parties as a percentage of revenues were 12.5% in 1999, 14.3% in 1998 and 13.9% in 1997.

    One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. In 1999, the costs of sending waste to third parties decreased as a percentage of revenues primarily due the decline in the volume of waste processed by the Company and the decrease in the proportion of disposal revenues to total revenues. In addition, the Company has continued to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In 1999, other costs of revenues as a percentage of revenues increased largely due to the inclusion of the settlement of an insurance claim in cost of revenues in 1998 for an amount, net of legal expenses of $1,168,000.

    In 1998 as compared to 1997, the cost of sending waste to third parties increased as a percentage of revenue primarily due to the performance of certain site service projects which generated waste types which could not be disposed of in Company-owned facilities. Other costs of revenues increased by 3.0% from 1997 to 1998 in absolute dollar amount but decreased as a percentage of revenues from 62.8% in 1997 to 60.3% in 1998. The decrease as a percentage of revenues was partially due to the settlement of an insurance claim in the fourth quarter of 1998 for an amount, net of legal expenses, of $1,168,000. The other major component that caused the reduction in cost of revenues as a percentage of revenues from 1997 to 1998 was cost reductions relating to occupancy expenses.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $37,190,000 in 1999 from $34,976,000 in 1998 and from $34,114,000 in 1997. In the third quarter of 1998, the Company formed Harbor Management Consultants and in the second quarter of 1999 initiated Harbor Industrial Services. Just under a majority of the increase in selling, general and administrative expenses for 1999 as compared to 1998 is due to expenses of these new divisions. Salaries and benefits increased due to increases in headcount due to higher revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. Expenses relating to information technologies increased due to initiatives to improve the quality of management information. Partially offsetting these increases were decreases achieved across a number of expense categories through cost reductions.

    Although selling, general and administrative expenses increased in absolute dollars in 1998 as compared to 1997, such expenses as a percentage of revenues decreased from 18.6% of revenues in 1997 to 17.7% of revenues in 1998, partly due to efficiencies achieved through the implementation of information systems and consolidation of administrative tasks. The 1998 increase in selling, general and administrative expenses in absolute dollars was driven by increased salaries and benefits caused by increases in headcount due to higher volumes of waste processed, increases in headcount in sales and marketing due to strategic business development initiatives, and increases in compensation to remain competitive in the employment markets in which the Company operates. In addition, the Company incurred costs to terminate leases and increased sales and marketing efforts.

    INTEREST EXPENSE, NET Interest expense decreased during 1999 to $8,599,000 from $9,631,000 in 1998. A large part of the decrease was due to interest recorded of $439,000 on an income tax refund. The remainder of the decrease in interest expense was due primarily to decreases in the average balance of loans outstanding.

    Interest expense increased from $9,182,000 in 1997 to $9,631,000 in 1998 due primarily to an increase in the average balance of loans outstanding, which was partly the result of increased levels of business activity.

    INCOME TAXES. In 1999, income tax expense of $282,000 was recorded on a pre-tax loss $(1,962,000), for an effective tax rate of (14.4%), as compared to income tax expense of $360,000 that was recorded on a pre-tax loss of $(3,494,000) for an effective tax rate of (10.3%) in 1998, and as compared to tax expense of $4,845,000 that was recorded on a pre-tax loss of $(8,883,000) for an effective tax rate of 54.5% for the year ended 1997. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. In 1997, based upon this review, the Company established a valuation allowance for all but $113,000 of net deferred tax assets, which was the major cause of the tax expense reported in 1997. The 1998 tax expense consists of $247,000 of state income tax expense, which was primarily caused by tangible property taxes and net worth taxes that are levied as a component of state income taxes, and providing a valuation allowance for $113,000 of additional net deferred tax assets. Income tax expense for the year ended 1999 consists primarily of tangible property and net worth taxes that are levied as a component of state income taxes. Partially offsetting these taxes in 1999 was a $79,000 federal income tax refund that was filed for in 1999. A valuation allowance was also provided for net deferred tax assets generated in 1998 and 1999, which had no effect on income tax expense.

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

    The Company's future operating results may be affected by a number of factors, including the Company's ability to: utilize its facilities and workforce profitably, in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers; and expand the revenues of the consulting and information services, and industrial maintenance services.

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

    The Company participates in a highly volatile industry, with multiple competitors, several of which have taken large write-offs and asset write-downs and undergone major restructurings during the past several years. Periodically, the Company reviews long-lived assets for financial impairment. At the end of 1999, the Company determined based on this review that no asset write-downs were required; however, if conditions in the industry deteriorate further, certain assets could be determined to be impaired and an asset write-off could be required. Also, industry conditions may result in significant volatility of the Company's common stock price, as well as that of its competitors.

ENVIRONMENTAL CONTINGENCIES

    While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in increased operating and compliance costs. The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has 100% compliance as its goal.

    This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are routinely faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.

    From time to time, the Company has paid fines or penalties in governmental environmental enforcement proceedings, usually involving its waste treatment, storage and disposal facilities. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the Company's plants, equipment, and vehicles, based on the Company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact their Company's operations and could have a material adverse impact on financial results.

    Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party at 27 state and federal Superfund sites. Fourteen of these sites involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a former subsidiary of Waste Management, Inc. and one site involves a subsidiary, which the Company acquired from Southdown, Inc., a public company. As part of these acquisitions, ChemWaste and Southdown, Inc. agreed to indemnify the Company with respect to any liability of such subsidiaries for waste disposed of before the Company acquired them. With respect to the other Superfund sites, the Company has established reserves or escrows, which it believes are appropriate, such that any future settlement costs of lawsuits arising from any or all of the 27 Superfund sites are not expected to be material to the Company's operations or financial position. The Company had accrued environmental costs of approximately $285,000 and $296,000 for cleanup of Superfund sites at December 31, 1999 and 1998, respectively.

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

    In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the ChemWaste site allowed the Company to increase processing capacity at the location and introduce efficiency initiatives relative to collection, transportation, treatment and disposal of routinely created hazardous wastes throughout its facility network. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accruals $1,627,000 and $1,532,000 relating to this liability at December 31, 1999 and 1998, respectively, which are the unused amounts of a remediation accrual that was established as part of the acquisition of ChemWaste's Chicago facility. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures, in excess of the amounts accrued, that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be completed.

    The Company acquired its RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site arising from prior ownership, including corrective action. The prior owner of the Woburn facility provided a limited indemnity for any costs incurred or liability arising from contamination on-site due to prior ownership.

    The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company's facilities for the years ended December 31, (in thousands):

                                                            1999       1998       1997
                                                          --------   --------   --------
Environmental expenditures capitalized..................    $274       $674       $564
Environmental expenses incurred.........................      37         95        256
                                                            ----       ----       ----
                                                            $311       $769       $820
                                                            ====       ====       ====

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

    The Company was also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which was estimated to be approximately $2,000,000, by, among other things, performing site services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts and credits to PECO totaling $908,000 through August 2, 1999. The Company and PECO then negotiated an amendment to their 1994 agreement, whereby the Company's responsibility for its share of the cost of site studies was capped at $1,733,000. The studies are expected to be concluded in early 2000, whereupon the EPA's order will terminate. The Company had accrued $825,000 and $877,000 relating to this liability at December 31, 1999 and 1998, respectively. The $825,000 balance owed under the amendment will be paid in 2000.

    Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the EPA, are conducting an inquiry concerning certain railcars which were destined for the Company's Kimball, Nebraska incinerator. Several railcars containing waste materials generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad Company. The Company has cooperated fully with federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, assurances cannot be given that the government authorities may not reach a different conclusion or attempt to levy penalties.

YEAR 2000

    As was widely discussed in the media, companies around the world worked on resolving the expected problems relating to the year 2000. The problem stemmed from the fact that much of the computer software, computer hardware and control devices produced in prior years provide only two digits with which to record the year. This may result in these products not functioning or producing unexpected results when the year 2000 is recorded as "00", and the program or device is unable to differentiate whether the "00" represents the year 1900 or 2000. All major systems of the Company performed properly when the year changed from 1999 to 2000. The Company does not expect revenues, expenses or cash flows for the first quarter of 2000 to be materially impacted due to year 2000 issues.

    Starting in 1996, the Company began a major upgrade of all management information systems in order to improve the availability of management information with the ultimate aim being better control over costs and better availability of management information, which management believes will yield improved operating results. In 1999, the Company purchased and installed a human resource system at a cost of approximately $100,000. In 1999, the Company also upgraded secondary computer software and hardware at a cost that was not material to the results of operations of the Company.

    In addition to computer software and hardware, the Company utilizes a variety of control devices in its plants, most of which are not date or time sensitive. Based on an inventory of the control devices, the cost of replacing the control devices that were not year 2000 compliant was approximately $100,000. The Company replaced these control devices during regularly scheduled plant shutdowns in April of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1999, the Company generated $6,106,000 from operations even though the net loss was $(2,244,000) for the period. This result was due to sources and uses of cash that vary from when the related revenues and expenses were recorded. The primary sources of cash from operations were non-cash expenses that totaled $10,528,000 and consisted of depreciation and amortization of $9,501,000, additions to the allowance for doubtful accounts of $683,000 and amortization of deferred financing costs of $344,000. A major additional source of cash was an income tax refund of $1,114,000. These sources of cash were partially offset by uses of cash of $2,800,000 due to increased levels of accounts receivable and the net loss for the period of $(2,244,000).

    For the year ended December 31, 1999, the Company obtained $896,000 from financing activities. Sources of cash from financing activities were $4,139,000 due to additional borrowings under the term promissory note and $131,000 due to the issuance of additional stock under the employee stock purchase plan. Partially offsetting these sources of cash was $3,050,000 in payments on long-term obligations and net repayments of $324,000 on the revolving credit agreement.

    For the year ended December 31, 1999, the Company generated $6,106,000 of cash from operations, obtained $896,000 of cash from financing activities and $1,255,000 from the sales and maturities of restricted investments, which was almost completely due to the release of restricted funds that were held in a debt service reserve fund at December 31, 1998. These funds totaling $8,227,000 were used to acquire property, plant and equipment of $5,080,000, to acquire two divisions of American Ecology Environmental Services Corporation for $1,900,000 and to increase the amount of cash and cash equivalents by $888,000.

    For the year ended December 31, 1998 the Company generated $3,896,000 in cash from operations even though it lost $(3,854,000) for the year, primarily due to non-cash expenses of $9,112,000 for depreciation and amortization, $559,000 for the allowance for doubtful accounts and $490,000 for the amortization of deferred financing costs. Additional sources of cash from operations were the result of a $4,107,000 increase in the balance of accounts payable at December 31, 1998 as compared to December 31, 1997, primarily due to increased levels of operating activities; a refund of $433,000 of income taxes; and a decrease in prepaid expenses of $579,000. Partially offsetting these sources of cash from operations were uses of cash of $4,132,000 resulting from increased levels of accounts receivable at December 31, 1998 as compared to December 31, 1997, which was primarily due to increased levels of sales in the fourth quarter of 1998 as compared to the same quarter of the prior year; a decrease in other accrued expenses of $2,573,000; and a decrease in accrued disposal costs of $765,000, which was primarily caused by lower levels of waste on hand at December 31, 1998 when compared to December 31, 1997.

    Cash generated from operations of $3,896,000, together with $3,935,000 of cash on hand, was used primarily to fund additions to property, plant and equipment, and permits of $5,208,000 and to purchase restricted investments of $1,425,000. The largest component of the purchase of restricted investments was to fund the debt service reserve fund, which is discussed later in Management's Discussion and Analysis. Cash to make payments on long-term debt of $4,037,000 was obtained by additional borrowings on the revolving line of credit.

    At December 31, 1999, the Company had a $30,500,000 Loan Agreement (the "Loan Agreement") with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver") and a $6,000,000 term promissory note (the "Term Note"). In May 1999, the Term Note was amended. The Term Note as amended allowed the Company to increase the amount borrowed under the Term Note by $4,139,000 from the $1,861,000 owed prior to the amendment of the Term Note to the $6,000,000 principal amount of the Term Note as amended. The Term Note has monthly principal payments of $100,000 with the last payment due in May, 2004. The Revolver allows the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. In June 1999, the term of the Revolver was extended from May 8, 2000 to May 8, 2001.

    The Loan Agreement is collateralized by substantially all of the Company's assets, and the Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital and adjusted net worth. At December 31, 1999, the Loan Agreement required minimum levels of working capital and adjusted net worth of $6,000,000 and $33,000,000, respectively. At December 31, 1999, the Company had working capital and adjusted net worth of $14,565,000 and $34,171,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first half of 1999 and the first quarter of 2000, the Company violated this covenant, which was or has been waived by the financial institution through May 15, 1999 and 2000, respectively. The financial institution has stated that it will continue to waive this covenant, if violated; however, no assurance can be given that the this covenant will be waived in the future by the financial institution. The Company believes that it will meet this covenant for the foreseeable future.

    In the first quarter of 2000, the Loan Agreement was amended and an additional term promissory note (the "2000 Term Note") was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, it bears interest at the "prime" rate plus 1.5% or the Eurodollar rate plus 3.0%, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds will be used to purchase vehicles and rolling stock that the Company previously leased under operating leases. The purchase of the vehicles will result in lower lease expense in costs of revenues and higher levels of expense for depreciation and interest.

    In the first quarter of 2000, the due date of the Revolver was extended from May 8, 2001 to May 8, 2003. The Company has $50,000,000 of 12 1/2% Senior Notes due May 15, 2001 (the "Senior Notes"). In May 2000, the Senior Notes will be reclassified from a long-term liability to a current liability, since they will then be payable within one year. The Loan Agreement, as amended, redefines the working capital covenant to specifically exclude the Senior Notes as a component of working capital and requires that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth.

    In 1996 the Company issued $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"). Sinking fund payments began on September 1, 1999 in the amount of $100,000 annually and continue in this amount until the year 2008, when the annual sinking fund payment will gradually increase.

    The Bonds provide for certain covenants and requirements relating to, among others, incurrence of additional debt, payment of dividends and a debt service coverage ratio of earnings before interest, income taxes, and depreciation and amortization ("EBITDA") to total debt service. At December 31, 1997, the debt service coverage ratio of 1.04 to 1 was less than the 1.25 to 1 required. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if a debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. The balance of the debt service reserve fund was reflected as a component of restricted cash at December 31, 1998. At December 31, 1999 the debt service coverage ratio of 1.68 to 1 was greater than the 1.25 to 1 required.

    At December 31, 1999 and 1998, funds available to borrow under the Revolver were $8,603,000 and $8,351,000, respectively. Management believes that sufficient resources will be available to meet the Company's cash requirements through at least May 2001. In May 2001 the $50,000,000 of Senior Notes mature. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date, with any portion not refinanced to be required from other sources such as cash from operations or net proceeds from the sale of assets or additional equity. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on a favorable interest rate environment when the Company attempts to refinance the debt. Failure to obtain refinancing could materially adversely affect the Company.

    The Company expects 2000 capital additions, excluding the $3,000,000 purchase of vehicles and rolling stock discussed previously, to be approximately $4,000,000. The Company believes that it has all of the facilities required by the business for the foreseeable future. Thus, the Company anticipates that capital expenditures in 2000 will be limited to maintaining existing capital assets, replacing site services equipment, and upgrading information technology hardware and software. However, the Company continues to evaluate potential acquisitions and opening additional site services offices within and next to the Company's service areas. Thus, it is possible that capital additions could exceed the $7,000,000 currently planned.

    Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. Since March 1995, the Company has elected to pay the dividends in common stock. The Company issued a total of 279,000 shares of common stock to the holders of the preferred stock for the year 1999. The Company anticipates that the preferred stock dividends payable through 2000 will be paid in common stock.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting of Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction, and if it is, the type of hedge transaction. The Company anticipates that the adoption of this standard will not have a significant effect on the Company's results of operations or its financial position. The statement is effective for periods beginning after June 15, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company manages its interest rate exposure by borrowing at fixed rates for longer time horizons to finance non-current assets and by borrowing at variable rates for working capital and other short term needs. The following table provides information regarding the Company's fixed rate borrowings:

SCHEDULED MATURITY DATES                         2000        2001         2002       2003       2004     THEREAFTER      TOTAL
------------------------                       --------   -----------   --------   --------   --------   ----------   -----------
Economic Development Revenue Bonds...........  $100,000   $   100,000   $100,000   $100,000   $100,000   $9,400,000   $ 9,900,000
Senior Notes.................................        --    50,000,000         --         --         --          --     50,000,000
                                               --------   -----------   --------   --------   --------   ----------   -----------
Total........................................  $100,000   $50,100,000   $100,000   $100,000   $100,000   $9,400,000   $59,900,000
                                               ========   ===========   ========   ========   ========   ==========   ===========
Weighted average interest rate on total
  outstanding fixed rate borrowings..........    12.21%        11.90%     10.75%     10.75%     10.75%      10.75%
                                               ========   ===========   ========   ========   ========   ==========

    In addition to the fixed rate borrowings described in the table above, the Company had at December 31, 1999 borrowings at variable interest rates of $14,897,000 under the Revolver and Term Note which bear interest at the "prime" rate (8.5% at December 31, 1999) plus 1.5% or at the Eurodollar rate (6.461% at December 31, 1999) plus 3.0%. Hypothetically, if this amount were to remain outstanding for the entire year and interest rates were to increase by 2.0%, interest expense would increase by approximately $298,000. It is the Company's policy not to hedge interest rate risk. The Revolver is due in May 2003 and the last payment on the Term Note is due in May 2004.

    The Company is not subject to market risk arising from transactions in foreign currencies since substantially all revenues and expenses are transacted in U.S. dollars. The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
February 3, 2000

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenues....................................................  $202,965    $197,439    $183,767
Cost of revenues............................................   149,637     147,214     140,926
Selling, general and administrative expenses................    37,190      34,976      34,114
Depreciation and amortization of intangible assets..........     9,501       9,112       9,228
                                                              --------    --------    --------
Income (loss) from operations...............................     6,637       6,137        (501)
Other income, net...........................................        --          --         800
Interest expense, net.......................................     8,599       9,631       9,182
                                                              --------    --------    --------
Loss before provision for income taxes......................    (1,962)     (3,494)     (8,883)
Provision for income taxes..................................       282         360       4,845
                                                              --------    --------    --------
Net loss....................................................  $ (2,244)   $ (3,854)   $(13,728)
                                                              ========    ========    ========
Basic and diluted loss per share............................  $  (0.25)   $  (0.42)   $  (1.42)
                                                              ========    ========    ========
Weighted average common shares outstanding..................    10,649      10,309       9,959
                                                              ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (DOLLARS IN THOUSANDS)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  2,783   $  1,895
  Restricted investments....................................     1,116      2,366
  Accounts receivable, net of allowance for doubtful
    accounts of $1,157 and $1,013, respectively.............    43,780     41,409
  Prepaid expenses..........................................     1,094        939
  Supplies inventories......................................     2,808      2,858
  Income tax receivable.....................................       122      1,236
                                                              --------   --------
    Total current assets....................................    51,703     50,703
                                                              --------   --------
Property, plant and equipment:
  Land......................................................     8,478      8,182
  Buildings and improvements................................    40,612     39,521
  Vehicles and equipment....................................    84,528     79,430
  Furniture and fixtures....................................     2,219      2,190
  Construction in progress..................................     1,224        967
                                                              --------   --------
                                                               137,061    130,290
  Less-accumulated depreciation and amortization............    80,849     73,157
                                                              --------   --------
                                                                56,212     57,133
                                                              --------   --------
Other assets:
  Goodwill, net.............................................    20,566     21,055
  Permits, net..............................................    12,633     13,322
  Other.....................................................     4,133      4,721
                                                              --------   --------
                                                                37,332     39,098
                                                              --------   --------
    Total assets............................................  $145,247   $146,934
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current liabilities:
  Current maturities of long-term obligations...............  $  1,300   $  4,100
  Accounts payable..........................................    17,830     17,998
  Accrued disposal costs....................................     6,591      6,335
  Other accrued expenses....................................    11,360     11,999
  Income taxes payable......................................        57         50
                                                              --------   --------
    Total current liabilities...............................    37,138     40,482
                                                              --------   --------
Other liabilities:
  Long-term obligations, less current maturities............    72,683     68,774
  Other.....................................................     1,255      1,368
                                                              --------   --------
    Total other liabilities.................................    73,938     70,142
                                                              --------   --------
Commitments and contingent liabilities (Notes 5, 7, 9, and
  10)

Stockholders' equity:
  Preferred stock, $.01 par value:
    Series A convertible preferred stock Authorized
      2,000,000 shares; issued and outstanding--none........        --         --
    Series B convertible preferred stock Authorized 156,416
      shares; issued and outstanding 112,000 shares
      (liquidation preference of $5,600,000)................         1          1
  Common stock, $.01 par value:
    Authorized 20,000,000 shares; issued and outstanding
      10,798,007 and 10,420,874 shares, respectively........       108        104
  Additional paid-in capital................................    61,245     60,670
  Accumulated other comprehensive loss......................       (36)       (10)
  Accumulated deficit.......................................   (27,147)   (24,455)
                                                              --------   --------
    Total stockholders' equity..............................    34,171     36,310
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $145,247   $146,934
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(2,244)   $(3,854)   $(13,728)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    9,501      9,112       9,228
  Allowance for doubtful accounts...........................      683        559         683
  Amortization of deferred financing costs..................      344        490         747
  Deferred income taxes.....................................       --        113       4,570
  Loss on sale of fixed assets..............................       --         15          67
  Changes in assets and liabilities, net of acquisition:
    Accounts receivable.....................................   (2,800)    (4,132)      4,226
    Prepaid expenses........................................     (155)       579          85
    Supplies inventories....................................       50        (47)         55
    Income tax receivable...................................    1,114        433          (1)
    Other assets............................................      463       (198)       (195)
    Accounts payable........................................     (231)     4,107      (6,309)
    Accrued disposal costs..................................      256       (765)       (812)
    Other accrued expenses..................................     (769)    (2,573)       (349)
    Income taxes payable....................................        7         40        (152)
    Other liabilities.......................................     (113)        17         405
                                                              -------    -------    --------
    Net cash provided by (used in) operating activities.....    6,106      3,896      (1,480)
                                                              -------    -------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (5,080)    (4,534)     (3,366)
  Acquisition...............................................   (1,900)        --          --
  Proceeds from sales and maturities of restricted
    investments.............................................    1,225        150       7,262
  Cost of restricted investments purchased..................       --     (1,425)       (172)
  Proceeds from sale of fixed assets........................       --         83       1,888
  Increase in permits.......................................     (359)      (674)         --
                                                              -------    -------    --------
    Net cash provided by (used in) investing activities.....   (6,114)    (6,400)      5,612
                                                              -------    -------    --------
Cash flows from financing activities:
  Payments on long-term obligations.........................   (3,050)    (4,037)     (5,009)
  Net borrowings (payments) under long-term revolver........     (324)     4,363       3,343
  Issuance of long-term debt................................    4,139         --          --
  Additions to deferred financing costs.....................       --         --         (62)
  Proceeds from employee stock purchase plan................      131        133         146
  Proceeds from exercise of stock options...................       --          5          19
                                                              -------    -------    --------
    Net cash provided by (used in) financing activities.....      896        464      (1,563)
                                                              -------    -------    --------
Increase (decrease) in cash and cash equivalents............      888     (2,040)      2,569
Cash and cash equivalents, beginning of year................    1,895      3,935       1,366
                                                              -------    -------    --------
Cash and cash equivalents, end of year......................  $ 2,783    $ 1,895    $  3,935
                                                              =======    =======    ========
Supplemental information:
Cash payments (receipts) for interest and income taxes:
  Interest, net.............................................  $ 7,463    $ 9,967    $  8,519
  Income taxes, net.........................................   (1,236)      (201)        421
Noncash investing and financing activities:
  Stock dividend on preferred stock.........................  $   448    $   448    $    448
  Property, plant & equipment accrued.......................      194        131          --

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     SERIES B
                                  PREFERRED STOCK          COMMON STOCK                                      ACCUMULATED
                               ---------------------   ---------------------   ADDITIONAL                       OTHER
                               NUMBER OF   $0.01 PAR   NUMBER OF   $0.01 PAR    PAID-IN     COMPREHENSIVE   COMPREHENSIVE
                                SHARES       VALUE      SHARES       VALUE      CAPITAL     INCOME (LOSS)   INCOME (LOSS)
                               ---------   ---------   ---------   ---------   ----------   -------------   -------------
Balance at December 31,
  1996.......................     112        $  1        9,743       $ 98        $59,477             --          $(15)
  Net loss...................      --          --           --         --             --       $(13,728)           --
  Other comprehensive income,
    net of tax:
    Unrealized holding gains
      arising in the
      period.................      --          --           --         --             --             20            --
    Reclassification
      adjustment for losses
      included in net loss...      --          --           --         --             --            (17)           --
                                                                                               --------
  Other comprehensive
    income...................      --          --           --         --             --              3             3
                                                                                               --------
  Comprehensive loss.........      --          --           --         --             --       $(13,725)           --
                                                                                               ========
  Preferred stock dividends:
    Series B.................      --          --          250          2            446             --            --
  Employee stock purchase
    plan.....................      --          --           99          1            145             --            --
  Proceeds from exercise of
    stock options............      --          --            9         --             19             --            --
                                  ---        ----       ------       ----        -------       --------          ----
Balance at December 31,
  1997.......................     112        $  1       10,101       $101        $60,087             --          $(12)
  Net loss...................      --          --           --         --             --       $ (3,854)           --
  Other comprehensive income,
    net of tax:
    Unrealized holding gains
      arising in the
      period.................      --          --           --         --             --              2            --
    Reclassification
      adjustment for gains
      included in net loss...      --          --           --         --             --             --            --
                                                                                               --------
  Other comprehensive
    income...................      --          --           --         --             --              2             2
                                                                                               --------
  Comprehensive loss.........      --          --           --         --             --       $ (3,852)           --
                                                                                               ========
  Preferred stock dividends:
    Series B.................      --          --          229          2            446             --            --
  Employee stock purchase
    plan.....................      --          --           88          1            132             --            --
  Proceeds from exercise of
    stock options............      --          --            3         --              5             --            --
                                  ---        ----       ------       ----        -------       --------          ----
Balance at December 31,
  1998.......................     112        $  1       10,421       $104        $60,670             --          $(10)
  Net loss...................      --          --           --         --             --       $ (2,244)           --
  Other comprehensive (loss),
    net of tax:
    Unrealized holding gains
      arising in the
      period.................      --          --           --         --             --             --            --
    Unrealized losses on
      securities, net of
      reclassification
      adjustment.............      --          --           --         --             --            (26)           --
                                                                                               --------
  Other comprehensive loss...      --          --           --         --             --            (26)          (26)
                                                                                               --------
  Comprehensive loss.........      --          --           --         --             --       $ (2,270)           --
                                                                                               ========
  Preferred stock dividends:
    Series B.................      --          --          279          3            445             --            --
  Employee stock purchase
    plan.....................      --          --           98          1            130             --            --
                                  ---        ----       ------       ----        -------       --------          ----
Balance at December 31,
  1999.......................     112        $  1       10,798       $108        $61,245             --          $(36)
                                  ===        ====       ======       ====        =======       ========          ====


                                                 TOTAL
                               ACCUMULATED   STOCKHOLDERS'
                                 DEFICIT        EQUITY
                               -----------   -------------
Balance at December 31,
  1996.......................   $ (5,977)      $ 53,584
  Net loss...................    (13,728)       (13,728)
  Other comprehensive income,
    net of tax:
    Unrealized holding gains
      arising in the
      period.................         --             --
    Reclassification
      adjustment for losses
      included in net loss...         --             --

  Other comprehensive
    income...................         --              3

  Comprehensive loss.........         --             --

  Preferred stock dividends:
    Series B.................       (448)            --
  Employee stock purchase
    plan.....................         --            146
  Proceeds from exercise of
    stock options............         --             19
                                --------       --------
Balance at December 31,
  1997.......................   $(20,153)      $ 40,024
  Net loss...................     (3,854)        (3,854)
  Other comprehensive income,
    net of tax:
    Unrealized holding gains
      arising in the
      period.................         --             --
    Reclassification
      adjustment for gains
      included in net loss...         --             --

  Other comprehensive
    income...................         --              2

  Comprehensive loss.........         --             --

  Preferred stock dividends:
    Series B.................       (448)            --
  Employee stock purchase
    plan.....................         --            133
  Proceeds from exercise of
    stock options............         --              5
                                --------       --------
Balance at December 31,
  1998.......................   $(24,455)      $ 36,310
  Net loss...................     (2,244)        (2,244)
  Other comprehensive (loss),
    net of tax:
    Unrealized holding gains
      arising in the
      period.................         --             --
    Unrealized losses on
      securities, net of
      reclassification
      adjustment.............         --             --

  Other comprehensive loss...         --            (26)

  Comprehensive loss.........         --             --

  Preferred stock dividends:
    Series B.................       (448)            --
  Employee stock purchase
    plan.....................         --            131
                                --------       --------
Balance at December 31,
  1999.......................   $(27,147)      $ 34,171
                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provide a broad range of environmental services including: industrial waste management services involving transportation, treatment and disposal of industrial wastes; site services provided at customer sites; and specialized handling of laboratory chemicals and household hazardous wastes. The Company provides these services to a diversified customer base across the United States, primarily in the Northeast, Mid-Atlantic, Midwest and Western Regions.

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

    (E) SEGMENT INFORMATION

    In 1998, the Company adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.
SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company operates in a single segment as a full service provider of

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) environmental services within the United States and Puerto Rico, and no individual customer accounts for more than 5% of revenues.

    (F) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

    (G) INVESTMENTS

    Debt securities are classified as "available for sale" or "held to maturity." Available for sale securities are recorded at fair value with the offsetting unrealized gain or loss included, net of tax, in stockholders' equity. Held to maturity securities are recorded at purchase cost.

    (H) SUPPLIES INVENTORY

    Supplies inventory, stated at the lower of cost or market, is charged to operations on a first-in, first-out basis.

    (I) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. The Company depreciates and amortizes the cost of these assets, less the estimated salvage value, using the straight-line method as follows:

                                                               ESTIMATED
ASSET CLASSIFICATION                                          USEFUL LIFE
--------------------                                          -----------
Buildings and improvements..................................  5-30 years
Vehicles and equipment......................................  3-15 years
Furniture and fixtures......................................   5-8 years

    Leaseholds are amortized over the shorter of the life of the lease or the asset. Depreciation expense includes depreciation of property, plant and equipment, and equipment capitalized under capital leases. Depreciation expense was $7,694,000 for 1999, $7,461,000 for 1998 and $7,594,000 for 1997. Upon
retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

    (J) GOODWILL AND PERMITS

    Goodwill and permits, as further discussed in Note 6, are stated at cost and are being amortized using the straight-line method over 20 years for permits and periods ranging from 20 to 40 years for goodwill.

    An impairment in the carrying value of long-lived assets, including goodwill and permits, is recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. In addition, the Company's evaluation considers nonfinancial data such as market trends and changes in management's market emphasis.

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

    (M) LETTERS OF CREDIT

    The Company utilizes letters of credit to provide collateral assurance to issuers of performance bonds for certain contracts; to assure regulatory authorities that certain funds will be available for corrective action activities at its hazardous waste management facilities, as described in
Note 7(b) below; and to provide financial assurance to regulators of its captive insurance company. As of December 31, 1999 and 1998, the Company had outstanding letters of credit amounting to $6,299,000 and $6,111,000, respectively.

    As of December 31, 1999, the Company had no significant concentrations of credit risk.

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

    (O) RECLASSIFICATIONS

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1999 presentation.

(3) ACQUISITION

    On May 25, 1999, the Company acquired the assets of the Texas Transportation and Brokerage Divisions of American Ecology Services Corporation for a cash price of $1,900,000. The divisions operate out of locations in Dallas, Houston and Corpus Christi, Texas. The divisions provide waste management services primarily to small quantity generators throughout Texas and transportation services for both solid and liquid wastes. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values of assets acquired at the date of acquisition. The acquisition resulted in $272,000 of acquired goodwill, which is being amortized on the straight-line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date. The acquisition did not materially affect revenues or results of operations for the year ended December 31, 1999.

    Assuming this acquisition had occurred January 1, 1998, consolidated, pro forma revenues, net loss and loss per share would not have been materially different than the amounts reported for the years ended December 31, 1998 and 1999. Such unaudited pro forma amounts are not indicative of what the actual

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(3) ACQUISITION (CONTINUED)
consolidated results of operations might have been if the acquisition had been effective at the beginning of 1998.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents approximate fair value. The fair value of restricted investments is based on quoted market prices for these securities. The fair values of the Company's bank borrowings approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair values of the Company's senior notes and economic development revenue bonds cannot be determined since there is no active market in these securities. At December 31, 1999 and 1998, the estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                           NET
                                                  CARRYING     FAIR     UNREALIZED
                                                   AMOUNT     VALUE        LOSS
                                                  --------   --------   ----------
December 31, 1999
  Cash and cash equivalents.....................  $ 2,783    $ 2,783     $     --
  Restricted investments available for sale.....      840        840          (55)
  Restricted investments held to maturity.......      276        276           --
  Long-term obligations for which no quoted
    market prices are available.................   59,900         --           --
  Other long-term obligations...................   14,897     14,897           --
December 31, 1998
  Cash and cash equivalents.....................  $ 1,895    $ 1,895     $     --
  Restricted investments available for sale.....      942        942          (16)
  Restricted investments held to maturity.......    1,424      1,424           --
  Long-term obligations for which no quoted
    market prices are available.................   60,000         --           --
  Other long-term obligations...................   14,032     14,032           --

    Available for sale securities are mortgage backed securities. Held to maturity consist primarily of collateralized mortgage obligations. Contractual maturities as of December 31, 1999 range from one to ten years, with the majority being five years or less. Expected maturities may differ from contractual maturities, as borrrowers may have the right to call or prepay obligations without penalties.

(5) RESTRICTED INVESTMENTS

    Federal and state regulations require liability insurance coverage for all facilities that treat, store, or dispose of hazardous waste, and financial assurance that certain funds will be available for closure of those facilities, should a facility cease operation, and post closure coverage where required by law. In 1989, the Company established a wholly-owned captive insurance company pursuant to the Federal Risk Retention Act of 1986. This company qualifies as a licensed insurance company and is authorized to write closure, professional liability, and pollution liability insurance for the Company and its operating subsidiaries. Investments are held by the captive insurance company as assets against its insured liabilities and are restricted for future payment of insurance claims. At December 31, 1999, the Company insured several facilities for closure and post closure through its captive insurance company. At
December 31, 1999, the

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(5) RESTRICTED INVESTMENTS (CONTINUED)
amortized cost of these securities was $1,171,000. A valuation allowance of $55,000 was recorded to reflect the fair value of available for sale securities of $840,000. No valuation allowance was required to reflect the fair value of held to maturity securities $276,000.

    The amortized cost of these securities held at December 31, 1998 was $1,232,000. A valuation allowance of $16,000 was recorded to reflect the fair value of available for sale securities of $942,000, and a realized gain of $2,000 was reflected in net income for the year. No valuation allowance was required to reflect the fair value of held to maturity securities of $1,424,000.

    In 1998 as further discussed in Note 9, the Company was required to pay funds into a debt service reserve fund. These funds were restricted as to use and were to provide additional security to the holders of the bonds. At December 31, 1998, these payments plus interest earned totaled $1,118,000. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company.

(6) INTANGIBLE ASSETS

    Below is a summary of intangible assets at December 31, 1999 and 1998 (in thousands):

                                                              1999       1998
                                                            --------   --------
Goodwill..................................................  $28,948    $28,677
Permits...................................................   20,601     20,243
                                                            -------    -------
                                                             49,549     48,920
Less accumulated amortization.............................   16,350     14,543
                                                            -------    -------
                                                            $33,199    $34,377
                                                            =======    =======

    Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. Amounts capitalized as permits were $359,000 and $2,554,000 in 1999 and 1998, respectively. Prior to 1998 permits were capitalized to construction in progress.

    Amortization expense approximated $1,807,000, $1,651,000, and $1,634,000, for the years 1999, 1998, and 1997, respectively.

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS

    (A) LEGAL MATTERS

    In the ordinary course of conducting its business, the Company becomes involved in environmentally related lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments against the Company.

    As of December 31, 1999, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes by certain Company subsidiaries at 27 state and federal Superfund sites. Fourteen of these cases involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a former subsidiary of Waste Management, Inc. ("Waste Management"). As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Natick and Braintree

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED) subsidiaries in these 14 cases, including legal fees and settlement costs. Four cases involve Mr. Frank, Inc. and one case involves Connecticut Treatment Center ("CTC"). Southdown, Inc., from which the Company bought CTC, has agreed to indemnify the Company with respect to any liability for waste disposed of by CTC before the Company acquired CTC, and the sellers of Mr. Frank, Inc. agreed to a limited indemnity against certain environmental liabilities arising from prior operations of Mr. Frank, Inc. Six pending cases involve subsidiaries which the Company acquired in January 1989, when it purchased all of the outstanding shares of ChemClear Inc., a publicly traded company ("ChemClear"). The Company has also been identified as a PRP at two additional sites at which the Company believes it has no liability.

    Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. The Company had accrued environmental costs, based on the Company's estimate of its expected liability of $285,000 and $296,000 for cleanup of Superfund sites at December 31, 1999 and 1998, respectively. However, Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

    Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the United States Environmental Protection Agency, are conducting an inquiry concerning certain railcars which were destined for the Company's Kimball, Nebraska incinerator. Several railcars containing waste materials generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad company. The Company has cooperated fully with the federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, assurances cannot be given that the government authorities may not reach a different conclusion or attempt to levy penalties.

    In October 1995 an employee was killed in an accident when a drum exploded at a facility in Cincinnati, Ohio operated by a subsidiary, Spring Grove Resource Recovery, Inc. ("Spring Grove"). During 1999 the Company was notified by the Justice Department that the Department believed it had a cause of action against a subsidiary for potential civil and/or criminal violations of its RCRA permit as a result of the 1995 accident. The Company has conducted an exhaustive internal review of the circumstances leading up to the accident and believes that the subsidiary did not knowingly violate any relevant terms of its RCRA permit. The Company has also engaged the services of external legal and regulatory experts to review the situation and they have also concluded that the available evidence does not support a conclusion that the subsidiary knowingly violated its permit. Assurances cannot be given, however, that government authorities will not reach a different conclusion and proceed with legal action or levy penalties. The Company has executed tolling agreements with the government and is presently engaged in discussions with the government in an effort to resolve this matter.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED)
    (B) ENVIRONMENTAL MATTERS

    Under the Federal Resources Conservation and Recovery Act of 1976 ("RCRA"), every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency and must comply with certain operating requirements. Of the Company's 12 waste management facilities, nine are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility.

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

    In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment, and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accruals of $1,627,000 and $1,532,000 relating to this liability at December 31, 1999 and 1998, respectively, which are the unused amounts of a remediation accrual that was established as part of the acquisition of ChemWaste's Chicago facility. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures in excess of the amount accrued that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be completed.

    Two RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio were acquired from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site arising from prior ownership, including the cost of corrective action. The prior owner of the Woburn facility provided a limited indemnity for any costs incurred or liability arising from contamination on-site due to prior ownership.

    The following table summaries non-reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company's facilities for the years ended December 31 (in thousands):

                                                            1999       1998       1997
                                                          --------   --------   --------
Environmental expenditures capitalized..................    $274       $674       $564
Environmental expenses incurred.........................      37         95        256
                                                            ----       ----       ----
                                                            $311       $769       $820
                                                            ====       ====       ====

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS (CONTINUED)
    The Company expects environmental remediation expenditures of the magnitude incurred for the last three years to continue for the foreseeable future.

    The Company was also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which was estimated to be in the range of $2,000,000, by, among other things, performing field services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts and credits to PECO totaling $908,000 through August 2, 1999. The Company and PECO then negotiated an amendment to their 1994 agreement, whereby the Company's responsibility for its share of the cost of site studies was capped at $1,733,000. The studies are expected to be concluded in early 2000, whereupon the EPA's order will terminate. The Company had accrued $825,000 and $877,000 relating to this liability at December 31, 1999 and 1998, respectively. The $825,000 balance owed under the amendment will be paid in 2000.

    (C) OTHER CONTINGENCIES

    The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which the Company's operations would be adversely affected are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

    Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims.

(8) OTHER ACCRUED EXPENSES

    Other accrued expenses consist of the following (in thousands):

                                                              1999       1998
                                                            --------   --------
Insurance.................................................  $ 2,329    $ 3,160
Other items...............................................    9,031      8,839
                                                            -------    -------
                                                            $11,360    $11,999
                                                            =======    =======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS

    As amended, the Company has a $30,500,000 Loan Agreement (the "Loan Agreement") with a financial institution. The Loan Agreement provides for a $24,500,000 revolving credit portion (the "Revolver") and a $6,000,000 term promissory note (the "Term Note"). In May 1999, the Term Note was amended. The Term Note as amended allowed the Company to increase the amount borrowed under the Term Note by $4,139,000 from the $1,861,000 owed prior to the amendment of the Term Note to the $6,000,000 principal amount of the Term Note as amended. The Term Note has monthly principal payments of $100,000 with the last payment due in May, 2004. The Revolver allows the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 1999 and 1998, funds available to borrow under the Revolver were $8,603,000 and $8,351,000, respectively. The Revolver requires the Company to pay a line fee of one half of one percent on the unused portion of the line. In June 1999, the term of the Revolver was extended from May 8, 2000 to May 8, 2001.

    The Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement is collateralized by substantially all of the Company's assets, and the Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital and adjusted net worth. At December 31, 1999, the Loan Agreement required minimum levels of working capital and adjusted net worth of $6,000,000 and $33,000,000, respectively. At December 31, 1999, the Company had working capital and adjusted net worth of $14,565,000 and $34,171,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first half of 1999 and the first quarter of 2000, the Company violated this covenant, which was or has been waived by the financial institution through May 15, 1999 and 2000, respectively.

    In the first quarter of 2000, the Loan Agreement was amended and an additional term promissory note (the "2000 Term Note") was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, it bears interest at the "prime" rate plus 1.5% or the Eurodollar rate plus 3.0%, and it is payable in 36 monthly installments commencing on May 1, 2000.

    In the first quarter of 2000, the due date of the Revolver was extended from May 8, 2001 to May 8, 2003. The Company has $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). In May 2000, the Senior Notes will be reclassified from a long-term liability to a current liability, since they will then be payable within one year. The Loan Agreement, as amended, redefines the working capital covenant to specifically exclude the Senior Notes as a component of working capital and requires that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS (CONTINUED)
    In 1996 the Company issued $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"). In connection with the issuance of the Bonds, the Company entered into a facilities lease with the City of Kimball, whereby the City acquired a leasehold interest in the Facility and the Company leased the Facility back from the City. The Company retains title to the facility. The Bonds were issued at 100% of their principal value. The Bonds are not redeemable prior to September 1, 2006. From that date until September 1, 2008, the Bonds are redeemable at a premium. After September 1, 2008, the Bonds are redeemable at par. Sinking fund payments began on September 1, 1999 in the amount of $100,000 annually and continue in this amount until the year 2008, when the annual sinking fund payment will gradually increase.

    The Bonds provide for certain covenants and requirements relating to, among others, incurrence of additional debt, payment of dividends and a debt service coverage ratio of earnings before interest, income taxes, and depreciation and amortization ("EBITDA") to total debt service. At December 31, 1997, the debt service coverage ratio of 1.04 to 1 was less than the 1.25 to 1 required. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if a debt service coverage ratio of 1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. The balance of the debt service reserve fund was reflected as a component of restricted cash at December 31, 1998. At December 31, 1999 the debt service coverage ratio of 1.68 to 1 was greater than the 1.25 to 1 required.

    The Company has outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001. The Senior Notes are not collateralized, and the Senior Note indenture does not provide for the maintenance of certain financial covenants, although it does limit, among other things, the issuance of additional debt by the Company or its subsidiaries and the payment of dividends on, and redemption of, capital stock of the Company and its subsidiaries. Interest is paid twice each year on the Senior Notes.

    In October 1999, the Company made the final $1,000,000 installment payment on its 10% senior convertible notes.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS (CONTINUED)
    The following table is a summary of the Company's long-term debt obligations reflecting the transactions discussed above.

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Long-term obligations consist of the following:
  Economic development revenue bonds, bearing interest at
    10.75%................................................  $ 9,900    $10,000
  Revolving credit with a financial institution, bearing
    interest at the Eurodollar rate (6.461% at December
    31, 1999) plus 3.00% or the "prime" rate (8.5% at
    December 31, 1999) plus 1.50%, collateralized by
    substantially all assets..............................    9,597      9,921
  Term note payable, bearing interest at the Eurodollar
    rate (6.461% at December 31, 1999) plus 3.00% or the
    "prime" rate (8.5% at December 31, 1999) plus 1.50%
    collateralized by substantially all assets............    5,300      3,111
  Senior notes payable, bearing interest at 12.50%........   50,000     50,000
  Senior convertible notes, bearing interest at 10.00%....       --      1,000
                                                            -------    -------
                                                             74,797     74,032
  Less current maturities.................................    1,300      4,100
  Less unamortized financing costs........................      814      1,158
                                                            -------    -------
  Long-term obligations...................................  $72,683    $68,774
                                                            =======    =======

    Below is a summary of minimum principal payments due under the Company's long-term obligations (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2000........................................................  $ 1,300
2001........................................................   51,300
2002........................................................    1,300
2003........................................................   10,897
2004........................................................      600
Thereafter..................................................    9,400
                                                              -------
Total minimum payments due under long-term obligations
  including current maturities..............................  $74,797
                                                              =======

(10) LEASES

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

                                                                TOTAL
                                                              OPERATING
YEAR                                                           LEASES
----                                                          ---------
2000........................................................   $ 6,615
2001........................................................     4,837
2002........................................................     3,533
2003........................................................     2,604
2004........................................................     1,630
Thereafter..................................................     1,343
                                                               -------
                                                               $20,562
                                                               =======

    During the years 1999, 1998 and 1997 rent expense was approximately $14,058,000, $13,328,000, and $12,421,000, respectively.

(11) FEDERAL AND STATE INCOME TAXES

    The provision for income taxes consists of the following (in thousands):

                                                           1999       1998       1997
                                                         --------   --------   --------
Federal: Current.......................................    $(78)      $ --      $   --
  Deferred.............................................      --         --       1,878
State: Current.........................................     360        247         269
  Deferred.............................................      --        113       2,698
                                                           ----       ----      ------
Net provision for income taxes.........................    $282       $360      $4,845
                                                           ====       ====      ======

    The sources of significant timing differences which gave rise to deferred taxes were as follows (in thousands):

                                                        1999       1998       1997
                                                      --------   --------   --------
Depreciation........................................   $(282)    $  (403)    $ (370)
Provision for doubtful accounts.....................     (58)         15          2
Insurance reserves..................................      91        (194)       415
Litigation..........................................      21         174       (157)
Tax attributes......................................      --      (2,197)      (864)
Permits.............................................    (115)        796       (212)
Other...............................................     (58)        786       (288)
Valuation Allowance.................................     401       1,136      6,050
                                                       -----     -------     ------
Total deferred tax provision........................   $  --     $   113     $4,576
                                                       =====     =======     ======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(11) FEDERAL AND STATE INCOME TAXES (CONTINUED)
    The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

                                                            1999          1998          1997
                                                          --------      --------      --------
Statutory rate......................................       (34.0)%       (34.0)%       (34.0)%
Increase (decrease) in taxes resulting from:
  Valuation allowance...............................        20.4          32.5          68.1
  Adjustment of prior year's estimated attributes...        (9.4)           --          11.9
  Goodwill amortization.............................        12.6           7.0           3.0
  State income taxes, net of federal benefit........        18.4           7.1           3.0
  Income tax refund.................................        (4.0)           --            --
  Other permanent differences.......................        10.4          (2.3)          2.5
                                                           -----         -----         -----
Net provision for (benefit from) income taxes.......        14.4%         10.3%         54.5%
                                                           =====         =====         =====

    The components of the total net deferred tax asset at December 31, 1999 and 1998 were as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Current:
  Workmens' compensation accrual..........................  $   731    $   822
  Accrued closure.........................................      506        277
  Provision for doubtful accounts.........................      466        408
  Litigation accruals.....................................      279        300
  Accrued rent holiday....................................      104         99
  Health insurance accrual................................       34         34
  Miscellaneous...........................................      197        220
  Permits.................................................     (226)      (276)
  Valuation allowance.....................................   (2,091)    (1,884)
                                                            -------    -------
  Total current deferred tax asset........................  $    --    $    --
                                                            -------    -------
Long-term:
  Net operating loss carryforwards........................  $11,198    $11,192
  Tax credit carryforwards................................    1,927      1,927
  Other...................................................       --         39
  Property, plant and equipment...........................   (4,410)    (4,522)
  Permits.................................................   (2,440)    (2,555)
  Valuation allowance.....................................   (6,275)    (6,081)
                                                            -------    -------
  Total long-term deferred tax asset......................  $    --    $    --
                                                            -------    -------
  Net deferred tax asset..................................  $    --    $    --
                                                            =======    =======

    SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1997, based upon this review, the valuation allowance was

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(11) FEDERAL AND STATE INCOME TAXES (CONTINUED) increased by $6,050,000, which resulted in a non-cash charge to operations of the same amount. The valuation allowance was increased by $401,000 and $1,136,000 in 1999 and 1998, respectively. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

    For federal income tax purposes at December 31, 1999, the Company had regular tax net operating loss carryforwards of $26,304,000 which expire in 2010 and thereafter and alternative minimum tax net operating loss carryforwards of $29,645,000, which have no expiration and which may be used to offset future taxable income, if any. The Company also had $3,333,000 of SRLY net operating loss carryforwards which may only be used to offset future taxable income, if any, of former ChemClear entities. These net operating loss carryforwards expire in the amounts of $489,000, $648,000 and $2,196,000 in the years 2001, 2002 and
2003, respectively.

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

(12) LOSS PER SHARE

    The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                                        YEAR ENDED 1999
                                            ---------------------------------------
                                              INCOME         SHARES       PER-SHARE
                                            (NUMERATOR)   (DENOMINATOR)     LOSS
                                            -----------   -------------   ---------
Net loss..................................    $ (2,244)
Less preferred dividends..................         448
                                              --------       -------       ------
Basic and diluted EPS (loss available to
  shareholders)...........................    $ (2,692)       10,649       $(0.25)
                                              ========       =======       ======

                                                        YEAR ENDED 1998
                                            ---------------------------------------
                                              INCOME         SHARES       PER-SHARE
                                            (NUMERATOR)   (DENOMINATOR)     LOSS
                                            -----------   -------------   ---------
Net loss..................................    $ (3,854)
Less preferred dividends..................         448
                                              --------       -------       ------
Basic and diluted EPS (loss available to
  shareholders)...........................    $ (4,302)       10,309       $(0.42)
                                              ========       =======       ======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(12) LOSS PER SHARE (CONTINUED)

                                                        YEAR ENDED 1997
                                            ---------------------------------------
                                              INCOME         SHARES       PER-SHARE
                                            (NUMERATOR)   (DENOMINATOR)     LOSS
                                            -----------   -------------   ---------
Net loss..................................    $(13,728)
Less preferred dividends..................         448
                                              --------       -------       ------
Basic and diluted EPS (loss available to
  shareholders)...........................    $(14,176)        9,959       $(1.42)
                                              ========       =======       ======

    The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. These have not been included in the above calculations, since their inclusion would have been antidilutive for the years ended December 31, 1999, 1998 and 1997.

(13) STOCKHOLDERS' EQUITY

    (A) STOCK OPTION PLANS

    In 1987, the Company adopted a nonqualified stock option plan ("1987 Plan"). In 1992, the Company adopted an equity incentive plan, which provides for a variety of incentive awards, including stock options ("1992 Plan"). As of December 31, 1999, all awards under the 1992 Plan were in the form of nonqualified stock options. These options generally become exercisable after a period of one to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 1999, the Company had reserved 955,600 and 1,250,000 shares of common stock for issuance under the 1987 and 1992 Plans, respectively.

    Under the terms of the 1987 and 1992 Plans, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. No compensation expense related to stock option grants was recorded in 1999, 1998 or 1997, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY (CONTINUED)
    Activity under the Plans for the three years ended December 31, 1999 is as follows:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at December 31, 1996...................  1,466,948        $2.52
  Granted at fair value............................    137,750         2.01
  Forfeited........................................   (293,338)        3.66
  Exercised........................................     (8,800)        2.13
                                                     ---------        -----
Outstanding at December 31, 1997...................  1,302,560         2.21
  Granted at fair value............................    618,125         1.77
  Forfeited........................................   (516,536)        2.16
  Exercised........................................     (2,700)        2.13
                                                     ---------        -----
Outstanding at December 31, 1998...................  1,401,449         2.04
  Granted at fair value............................     40,500         1.91
  Granted at a value greater than fair value.......      2,750         1.50
  Forfeited........................................   (145,286)        2.07
  Exercised........................................         --           --
                                                     ---------        -----
Outstanding at December 31, 1999...................  1,299,413        $2.03
                                                     =========        =====

Summarized information about stock options outstanding at December 31, 1999 is as follows:

                                                                   EXERCISABLE
                                       WEIGHTED                --------------------
                                        AVERAGE     WEIGHTED               WEIGHTED
                         NUMBER OF     REMAINING    AVERAGE                AVERAGE
      RANGE OF            OPTIONS     CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
   EXERCISE PRICES      OUTSTANDING      LIFE        PRICE      OPTIONS     PRICE
---------------------   -----------   -----------   --------   ---------   --------
     $1.44- 1.75          113,250         7.64        1.50       30,100      1.54
      1.81- 1.81          431,250         8.32        1.81       87,690      1.81
      2.00- 2.00           36,000         8.19        2.00        4,000      2.00
      2.13- 2.13          696,793         4.47        2.13      603,353      2.13
      3.13-13.25           22,120         0.99        5.81       22,120      5.81

    Options exercisable at December 31, 1999, 1998 and 1997 were 747,263, 599,605 and 579,872, respectively. The weighted average exercise prices for the exercisable options at December 31, 1999, 1998 and 1997 were $2.17, $2.28, and $2.34, respectively.

    The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            1999       1998       1997
                                                          --------   --------   --------
Dividend yield..........................................    none       none       none
Expected volatility.....................................    75.2%      75.0%      61.9%
Risk-free interest rate.................................     5.4%       5.8%       6.3%
Expected life...........................................     6.0        6.0        6.0

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY (CONTINUED)

    Weighted average fair value of options granted at fair value during:

1999........................................................  $1.91
                                                              =====
1998........................................................  $1.81
                                                              =====
1997........................................................  $0.93
                                                              =====

    Weighted average fair value of options granted at greater than fair value during:

1999........................................................  $1.50
                                                              =====
1998........................................................  $1.44
                                                              =====
1997........................................................  $0.88
                                                              =====

    Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company's net income and net income per common share for the years ended December 31, 1999, 1998 and 1997, would approximate the pro forma amounts as compared to the amounts reported:

                                                                               NET LOSS
                                                                             PER BASIC AND
                                                                NET LOSS     DILUTED SHARE
                                                              ------------   -------------
As reported:
  1999......................................................  $ (2,244,000)     $(0.25)
  1998......................................................    (3,854,000)      (0.42)
  1997......................................................   (13,728,000)      (1.42)
Pro forma:
  1999......................................................  $ (2,945,000)     $(0.28)
  1998......................................................    (3,947,000)      (0.43)
  1997......................................................   (14,091,000)      (1.46)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

    (C) EMPLOYEE STOCK PURCHASE PLAN

    In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock has been reserved for offering to employees over a period of five years, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2000. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. As of December 31, 1999 and 1998, 98,200 and 94,000 shares, respectively, of common stock had

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY (CONTINUED)
been purchased under the ESPP. The weighted average fair per share value of the purchase rights granted under the ESPP during 1999, 1998 and 1997 were $0.25, $0.41 and $0.33, respectively.

    (D) WARRANTS

    In connection with the issuance of senior subordinated notes payable in May 1989, the Company issued warrants to purchase 100,000 shares of common stock at $20.75 per share in exchange for $300,000. In April 1990, the exercise price of the warrants was reduced to $9 per share. In February 1991, in connection with the refinancing of the Company's short-term debt, the exercise price was further reduced to $5 per share. These warrants are exercisable at any time until February 1, 2001.

    In connection with the refinancing of the Company's short-term debt in February 1991, the Company issued warrants to purchase 425,000 shares of common stock at $5 per share to the three banks which provided the Revolver. These warrants are exercisable at any time until February 6, 2001.

    (E) PREFERRED STOCK

    On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Preferred Stock"), for the acquisition of its Spring Grove facility. The liquidation value of each preferred share is the liquidation preference of $50 plus unpaid dividends. Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $18.63. There is no expiration date associated with the conversion option. The Company had the option to redeem such Preferred Stock at liquidation value plus a redemption premium of 3%, if the redemption occurred on or before August 16, 1999; thereafter, the redemption premium declines 1% each year. Each preferred share entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value.

    Dividends on the Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. The Company elected to pay the 1999 dividends in common stock with a market value equal to the amount of the dividend payable. During 1999 the Company issued 278,933 shares of common stock to the holders of the Preferred Stock. The Company anticipates that the Preferred Stock dividends payable through 2000 will be paid in common stock.

(14) EMPLOYEE BENEFIT PLAN

    The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company has an option of contributing to the plan, but no contribution was made by the Company in 1999, 1998, or 1997.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

(15) QUARTERLY DATA (UNAUDITED)

                                                           FIRST      SECOND     THIRD      FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999
  Revenue...............................................  $44,648    $51,118    $54,602    $52,597
  Income (loss) from operations.........................     (523)     2,995      2,635      1,530
  Net income (loss).....................................   (2,842)       705        317       (424)
  Net income (loss) per common share....................    (0.28)      0.06       0.02      (0.05)
1998
  Revenue...............................................  $40,376    $53,591    $50,884    $52,588
  Income (loss) from operations.........................   (1,149)     3,184      1,307      2,795
  Net income (loss).....................................   (3,579)       776     (1,135)        84
  Net income (loss) per common share....................    (0.36)      0.06      (0.12)      0.00

    The above information reflects all adjustments that are necessary to fairly state the results of the interim periods presented. Any adjustments required are of a normal recurring nature.

(16) OTHER INCOME

    During 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation. The Company recognized a pre-tax gain, net of related legal fees, of $800,000 resulting from the settlement, which is included in other income, net, in the consolidated statements of operations.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                         BALANCE    CHARGED TO   DEDUCTIONS    BALANCE
ALLOWANCE FOR                                           BEGINNING   OPERATING       FROM        END OF
DOUBTFUL ACCOUNTS                                       OF PERIOD    EXPENSE     RESERVES(A)    PERIOD
-----------------                                       ---------   ----------   -----------   --------
1997..................................................   $1,063        $683         $696        $1,050
1998..................................................    1,050         699          736         1,013
1999..................................................    1,013         683          539         1,157

------------------------

(a) Amounts deemed uncollectible, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

    The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 2000.

    For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents Filed as a Part of this Report

                                                                         PAGE
                                                                       --------
     1.  Financial Statements:

         Report of Independent Accountants...........................      32

         Consolidated Statements of Income for the Three Years Ended
         December 31, 1999...........................................      33

         Consolidated Balance Sheets, December 31, 1999 and 1998.....   34-35

         Consolidated Statements of Cash Flows for the Three Years
         Ended December 31, 1999.....................................      36

         Consolidated Statements of Stockholders' Equity for the
         Three Years Ended
         December 31, 1999...........................................      37

         Notes to Consolidated Financial Statements..................   38-56

     2.  Financial Statement Schedule:

         Schedule II Valuation and Qualifying Accounts...............      57

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

ITEM NO.                                        DESCRIPTION                              LOCATION
--------                ------------------------------------------------------------  --------------
                                                                                        See Note:
         3.1            Restated Articles of Organization of Clean Harbors, Inc. and
                        amendments thereto..........................................  (1)

         3.2            Certificate of Vote of Directors Establishing a Series of a
                        Class of Stock (Series B Convertible Preferred Stock).......  (2)

         3.4A           Amended and Restated By-laws of Clean Harbors, Inc..........  (3)

         4.1            Senior Note Indenture dated as of August 4, 1994, between
                        Clean Harbors, Inc., the Guarantor Subsidiaries of the
                        Company, and Shawmut Bank, N.A., as trustee for the holders of the Company's 12.50% Senior Notes due May 15, 2001.......  (4)

         4.2            Loan and Security Agreement dated May 8, 1995 by and between
                        Congress Financial Corporation (New England) and the
                        Company's Subsidiaries as Borrowers.........................  (5)

         4.3            Term Promissory Note dated May 8, 1995 from the Company's
                        Subsidiaries as Debtors to Congress Financial Corporation
                        (New England) in the amount of $10,000,000..................  (5)

         4.4            Guarantee dated May 8, 1995 by Clean Harbors, Inc. to
                        Congress Financial Corporation (New England) of the
                        obligations of the Company's Subsidiaries under the
                        Financing Agreements........................................  (5)

         4.5            General Security Agreement dated May 8, 1995 by Clean
                        Harbors, Inc. in favor of Congress Financial Corporation
                        (New England)...............................................  (5)

         4.6            Letter Agreement dated November 21, 1995 by and between
                        Congress Financial Corporation (New England) and the
                        Company's Subsidiaries as Borrowers.........................  (8)

         4.7            Second Amendment to Financing Agreements dated March 20,
                        1996 by and between Congress Financial Corporation (New
                        England), the Company's Subsidiaries as Borrowers and Clean
                        Harbors, Inc. as Guarantor..................................  (8)

         4.8            Amended and Restated Term Promissory Note dated March 20,
                        1996 from the Company's Subsidiaries as Debtors to Congress
                        Financial Corporation (New England) in the amount of
                        $15,000,000.................................................  (8)

         4.9            Third Amendment to Financing Agreements dated September 6,
                        1996 by and between Congress Financial Corporation (New
                        England), the Company's Subsidiaries as Borrowers, and Clean
                        Harbors, Inc. as Guarantor..................................  (8)

         4.10           Fourth Amendment to Financing Agreements dated June 20, 1997 by and between Congress Financial Corporation (New England), the Company's Subsidiaries as Borrowers, and Clean Harbors,
                        Inc. as Guarantor...........................................  (9)

ITEM NO.                                        DESCRIPTION                              LOCATION
--------                ------------------------------------------------------------  --------------
                                                                                        See Note:
         4.11           Fifth Amendment to Financing Agreements dated January 1,
                        1998 by and between Congress Financial Corporation (New
                        England), the Company's Subsidiaries as Borrowers, and Clean
                        Harbors, Inc. as Guarantor..................................  (9)

         4.12           Sixth Amendment to Financial Agreements dated June 23, 1998 by and between Congress Financial Corporation (New England), the Company's Subsidiaries as Borrowers, and Clean Harbors,
                        Inc. as guarantor...........................................  (11)

         4.13           Seventh Amendment to Financial Agreements dated May 24, 1999 by and between Congress Financial Corporation (New England), the Company's Subsidiaries as Borrowers, and Clean Harbors,
                        Inc. as guarantor...........................................  (13)

         4.14           Second Amendment and Restated Term Promissory Notes Dated
                        May 24, 1999 by and between Congress Financial Corporation
                        (New England), the Company's Subsidiaries as Borrowers, and
                        Clean Harbors, Inc. as guarantor............................  (13)

         4.15           Eighth Amendment to Financial Agreements dated March 28,
                        2000 by and between Congress Financial Corporation (New
                        England), the Company's Subsidiaries as Borrowers, and Clean  Filed
                        Harbors, Inc. as guarantor..................................  herewith......

         4.16           2000 Term Promissory Note Dated March 28, 2000 by and
                        between Congress Financial Corporation (New England), the
                        Company's Subsidiaries as Borrowers, and Clean Harbors, Inc.
                        as guarantor................................................  Filed herewith

        10.35           Stock Purchase Agreement among Clean Harbors, Inc.,
                        Southdown Environmental Treatment Systems, Inc. and
                        Southdown, Inc. dated as of June 23, 1992...................  (2)

        10.36           Stock Purchase Agreement among Clean Harbors, Inc.,
                        Southdown Environmental Treatment Systems, Inc. and
                        Southdown, Inc. dated as of February 16, 1993...............  (2)

        10.37           Clean Harbors, Inc. 1987 Stock Option Plan..................  (6)

        10.38           Clean Harbors, Inc. 1992 Equity Incentive Plan..............  (6)

        10.39           Asset Purchase Agreement among Clean Harbors of Chicago,
                        Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and
                        Chemical Waste Management, Inc. dated as of January 30,
                        1995........................................................  (7)

        10.40           Asset Purchase Agreement among Clean Harbors Technology
                        Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995........................................  (5)

        10.41           Disposal Services Agreement by and between Chemical Waste
                        Management, Inc. and its subsidiary and affiliated companies and Clean Harbors Environmental Services, Inc. and its
                        affiliated companies dated as of October 31, 1995...........  (8)

        10.42           Employment Agreement between the Company and David A. Eckert dated March 14, 1996, as modified on March 4, 1998..........  (9)

        10.43           Key Employee Retention Plan.................................  (12)

        21              Subsidiaries................................................  Filed herewith

        23              Consent of Independent Accountants..........................  Filed herewith

ITEM NO.                                        DESCRIPTION                              LOCATION
--------                ------------------------------------------------------------  --------------
                                                                                        See Note:
        24              Power of Attorney for Christy W. Bell, John F. Kaslow,
                        Daniel J. McCarthy, John T. Preston, Thomas J. Shields and
                        Lorne R. Waxlax.............................................  Filed herewith

        27              Financial Data Schedule.....................................  Filed herewith

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

(9) Incorporated, by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1996.

(10) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended September 30, 1996.

(11) Incorporated by reference to Exhibit 4.12 to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 1998.

(12) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(13) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 1999.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ ALAN S. MCKIM,                    Chairman Of The Board Of
     -------------------------------------------         Directors, President and      March 27, 2000
                   Alan S. McKim,                        Chief Executive Officer

                /s/ ROGER A. KOENECKE                  Senior Vice President and
     -------------------------------------------         Chief Financial Officer       March 27, 2000
                  Roger A. Koenecke

                          *                            Director
     -------------------------------------------                                       March 27, 2000
                   Christy W. Bell

                          *                            Director
     -------------------------------------------                                       March 27, 2000
                   John F. Kaslow

                          *                            Director
     -------------------------------------------                                       March 27, 2000
                 Daniel J. McCarthy

                          *                            Director
     -------------------------------------------                                       March 27, 2000
                   John T. Preston

                          *                            Director
     -------------------------------------------                                       March 27, 2000
                  Thomas J. Shields

                          *                            Director
     -------------------------------------------                                       March 27, 2000
                   Lorne R. Waxlax

*By:                   /s/ ALAN S. MCKIM,
           -------------------------------------------
                         Alan S. McKim,
                        ATTORNEY-IN-FACT