Form 10-Q
period 2000-03-31
CLEAN HARBORS INC
filed 2000-05-12
CIK 822818

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000
                             -----------------------

                         Commission File Number 0-16379

                               CLEAN HARBORS, INC.
             (Exact name of registrant as specified in its charter)

     Massachusetts                                       04-2997780
(State of Incorporation)                      (IRS Employer Identification No.)

1501 Washington Street, Braintree, MA                                02184-7535
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                       11,055,054
---------------------------                        ----------------------------
         (Class)                                   (Outstanding at May 1, 2000)

===============================================================================


                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS                                                  PAGES
                                                                             -------
Consolidated Statements of Operations .....................................    1

Consolidated Balance Sheets ...............................................    2-3

Consolidated Statements of Cash Flows .....................................    4-5

Consolidated Statement of Stockholders' Equity ............................    6

Notes to Consolidated Financial Statements ................................    7-10

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS .........................................    11-20


                           PART II: OTHER INFORMATION

Items No. 1 through 6 .....................................................    21

Signatures ................................................................    22

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
              (in thousands except for earnings per share amounts)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                       ---------------------------------
                                                             2000               1999
                                                       ---------------   ---------------
Revenues .........................................        $ 52,737             $ 44,648

Cost of revenues .................................          39,109               33,869

Selling, general and administrative expenses .....          10,185                8,936

Depreciation and amortization ....................           2,505                2,366
                                                          --------             --------
Income (loss) from operations ....................             938                 (523)

Interest expense, net ............................           2,288                2,229
                                                          --------             --------
Loss before provision for income taxes ...........          (1,350)              (2,752)

Provision for income taxes .......................              90                   90
                                                          --------             --------
        Net loss .................................        $ (1,440)            $ (2,842)
                                                          ========             ========
Basic and fully diluted loss per share ...........        $  (0.14)            $  (0.28)
                                                          ========             ========
Weighted average common shares outstanding .......          10,935               10,514
                                                          ========             ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                                             MARCH 31,            DECEMBER 31,
                                                                               2000                 1999
                                                                           (Unaudited)
                                                                          ----------------       -------------
ASSETS
  Current assets:
  Cash and cash equivalents ........................................      $  4,589              $  2,783
         Restricted investments ....................................         1,346                 1,116
         Accounts receivable, net of allowance for doubtful
           accounts of $1,182 and $1,157, respectively .............        46,611                43,780
         Prepaid expenses ..........................................         1,306                 1,094
         Supplies inventories ......................................         2,861                 2,808
         Income tax receivable .....................................           122                   122
                                                                          --------              --------
                  Total current assets .............................        56,835                51,703
                                                                          --------              --------
  Property, plant and equipment:
         Land ......................................................         8,478                 8,478
         Buildings and improvements ................................        41,491                40,612
         Vehicles and equipment ....................................        86,362                84,528
         Furniture and fixtures ....................................         2,221                 2,219
         Construction in progress ..................................           867                 1,224
                                                                          --------              --------
                                                                           139,419               137,061
  Less - Accumulated depreciation
         and amortization ..........................................        82,869                80,849
                                                                          --------              --------
         Net property, plant and equipment .........................        56,550                56,212
                                                                          --------              --------
  Other assets:
         Goodwill, net .............................................        20,374                20,566
         Permits, net ..............................................        12,369                12,633
         Other .....................................................         4,137                 4,133
                                                                          --------              --------
                  Total other assets ...............................        36,880                37,332
                                                                          --------              --------
  Total assets .....................................................      $150,265              $145,247
                                                                          ========              ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                                      MARCH 31,          DECEMBER 31,
                                                                        2000               1999
                                                                    (Unaudited)
                                                                  ----------------    ---------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term
           obligations ..................................         $   2,217           $   1,300
      Accounts payable ..................................            20,419              17,830
      Accrued disposal costs ............................             7,709               6,591
      Other accrued expenses ............................            12,230              11,360
      Income tax payable ................................                91                  57
                                                                  ---------           ---------
                  Total current liabilities .............            42,666              37,138
                                                                  ---------           ---------
   Long-term obligations, less current maturities .......            73,446              72,683
   Other ................................................             1,279               1,255
                                                                  ---------           ---------
                  Total other liabilities ...............            74,725              73,938
                                                                  ---------           ---------
   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued and
            outstanding - none ..........................                --                  --
        Series B Convertible;
          Authorized-156,416 shares; Issued and
            outstanding 112,000 (liquidation
              preference of $5.6 million) ...............                 1                   1
      Common Stock, $.01 par value
          Authorized-20,000,000 shares;
            Issued and outstanding-10,982,444 and
               10,798,007 shares, respectively ..........               110                 108
      Additional paid-in capital ........................            61,509              61,245
      Accumulated other comprehensive loss ..............               (47)                (36)
      Accumulated deficit ...............................           (28,699)            (27,147)
                                                                  ---------           ---------
                  Total stockholders' equity ............            32,874              34,171
                                                                  ---------           ---------
   Total liabilities and stockholders' equity ...........         $ 150,265           $ 145,247
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

                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       ----------------------------------
                                                                           2000                1999
                                                                       ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss ...................................................    $(1,440)            $(2,842)
                Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization .....................      2,505               2,366
                  Allowance for doubtful accounts ...................        171                 171
                  Amortization of deferred financing costs ..........         86                  85
                  Loss on sale of fixed assets ......................          8                  --
          Changes in assets and liabilities:
                  Accounts receivable ...............................     (3,002)              4,196
                  Prepaid expenses ..................................       (212)               (497)
                  Supplies inventories ..............................        (53)                 68
                  Other assets ......................................         (4)                359
                  Accounts payable ..................................      2,351              (2,497)
                  Accrued disposal costs ............................      1,118                (704)
                  Other accrued expenses ............................        870               2,094
                  Income tax payable ................................         34                 (40)
                  Other liabilities .................................         24                  36
                                                                         -------             -------
          Net cash provided by operating activities .................      2,456               2,795
                                                                         -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property, plant and equipment ................     (2,190)               (960)
          Proceeds from sale and maturities of
                  restricted investments ............................         --               1,177
          Proceeds from the sale of fixed assets ....................         33                --
          Cost of restricted investments acquired ...................       (241)                (12)
          Additions to permits ......................................         --                 (17)
                                                                         -------             -------
          Net cash provided by (used in) investing activities .......    $(2,398)            $   188
                                                                         -------             -------

        The accompanying notes are an integral part of these consolidated financial statements.

                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 --------------------------------
                                                                      2000            1999
                                                                 ---------------    -------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Additional borrowings under term note .................    $ 3,000           $    --
         Net repayments under long-term revolver ...............     (1,106)           (1,614)
         Payments on long-term obligations .....................       (300)             (750)
         Proceeds from exercise of stock options ...............        120                --
         Proceeds from employee stock purchase plan ............         34                38
                                                                    -------           -------
         Net cash provided by (used in) financing activities ...      1,748            (2,326)
                                                                    -------           -------
    INCREASE IN CASH AND CASH EQUIVALENTS ......................      1,806               657
         Cash and cash equivalents, beginning of year ..........      2,783             1,895
                                                                    -------           -------
         Cash and cash equivalents, end of period ..............    $ 4,589           $ 2,552
                                                                    =======           =======
    Supplemental Information:
         Non cash investing and financing activities:
                  Stock dividend on preferred stock ............    $   112           $   112

        The accompanying notes are an integral part of these consolidated financial statements.

                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                 (in thousands)

                                                            Series B
                                                          Preferred Stock           Common Stock
                                                    ----------------------     ---------------------       Additional
                                                    Number of  $0.01 Par       Number of   $0.01 Par         Paid-in
                                                     Shares      Value          Shares       Value           Capital
                                                    -----------------------     ------    ----------       ----------
Balance at December 31, 1999 ................        112          $1         10,798          $108          $ 61,245

   Net loss .................................         --          --             --            --                --
   Other comprehensive income, net of tax:
     Unrealized holding losses arising during
          the peroid ........................         --          --             --            --                --

Other comprehensive income ..................         --          --             --            --                --

Comprehensive loss ..........................         --          --             --            --                --
Preferred stock dividends:
 Series B ...................................         --          --             93             1               111
Proceeds from exercise of stock options .....         --          --             59             1               119
Employee stock purchase plan ................         --          --             32            --                34
                                                    ----        ----         ------         -----           -------
Balance at March 31, 2000 ...................        112          $1         10,982          $110           $61,509
                                                    ====        ====         ======         =====           =======

                                                                         Accumulated
                                                                           Other
                                                     Comprehensive      Comprehensive                        Total
                                                        Income              Income        Accumulated    Stockholders'
                                                        (Loss)              (Loss)          Deficit          Equity
                                                     -------------       ----------       ----------     -------------
Balance at December 31, 1999 ................             --                $(36)          $(27,147)       $34,171

   Net loss .................................        $(1,440)                 --             (1,440)        (1,440)
   Other comprehensive income, net of tax:
     Unrealized holding losses arising during
          the peroid ........................            (11)                 --                 --             --
                                                     -------
Other comprehensive income ..................            (11)                (11)                --            (11)
                                                     -------
Comprehensive loss ..........................        $(1,451)                 --                 --             --
Preferred stock dividends:                           =======
 Series B ...................................             --                  --               (112)            --
Proceeds from exercise of stock options .....             --                  --                 --            120
Employee stock purchase plan ................             --                  --                 --             34
                                                     -------               -----           --------        -------
Balance at March 31, 2000 ...................             --                $(47)          $(28,699)       $32,874
                                                     =======               =====           ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                       (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1       BASIS OF PRESENTATION

          The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three months ended March 31, 2000 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2  RECLASSIFICATIONS

         Certain reclassifications have been made in the prior period's consolidated financial statements to conform to the 2000 presentation.

NOTE 3  ACQUISITION

          On May 25, 1999, the Company acquired the assets of the Texas Transportation and Brokerage Divisions of American Ecology Environmental Services Corporation for a cash price of $1,900,000. The divisions operate out of locations in Dallas, Houston and Corpus Christi, Texas. The divisions provide waste management services primarily to small quantity generators throughout Texas and transportation services for both solid and liquid wastes. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values of assets acquired at the date of acquisition. The acquisition resulted in $272,000 of acquired goodwill, which is being amortized on the straight-line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date. The acquisition did not materially effect revenues or results from operations for the three months ended March 31, 2000.

         Assuming this acquisition had occurred January 1, 1999, consolidated, pro forma revenues, net income (loss) and earnings (loss) per share would not have been materially different than the amounts reported for the three months ended March 31, 1999. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operation might have been if the acquisition had been effective at the beginning of 1999.

NOTE 4  FINANCING ARRANGEMENTS

          As described in the Form 10-K for the year ended December 31, 1999, the Company had a $30,500,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver") and a $6,000,000 term promissory note (the "Term Note").

                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4  FINANCING ARRANGEMENTS (CONTINUED)

The Revolver allowed the Company to borrow up to $30,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At March 31, 2000, the Revolver balance was $8,491,000, letters of credit outstanding were $6,525,000 and funds available to borrow were approximately $9,484,000, and the balance of the Term Note was $5,000,000.

         In the first quarter of 2000, the Loan Agreement was amended and an additional term promissory note (the "2000 Term Note") was entered into with the financial institution. The original principal amount of 2000 Term Note is $3,000,000, it bears interest at the "prime" rate plus 1.5% or the Eurodollar rate plus 3.0%, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds have been used to purchase vehicles and rolling stock that the Company previously leased under operating leases.

         In the first quarter of 2000, the due date of the Revolver was extended from May 8, 2001 to May 8, 2003. The Company has $50,000,000 of 12 1/2% Senior Notes due May 15, 2001 (the "Senior Notes"). In May 2000, the Senior Notes will be reclassified from a long-term liability to a current liability, since they will then be payable within one year. The Loan Agreement, as amended, redefines the working capital covenant to specifically exclude the Senior Notes as a component of working capital and requires that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth. At March 31, 2000 the Company had working capital and adjusted net worth of $14,169,000 and $32,874,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which has been waived by the financial institution through May 15, 2000.

         In addition, the Indenture under which the Company has outstanding $9,900,000 of industrial revenue bonds (the "Bonds") contains certain covenants the most restrictive of which requires the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997 the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company had paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if the debt service coverage ratio of
1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December, 31, 1998, the debt service coverage ratios were 1.68 and 1.58, respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. At March 31, 2000 the debt service coverage ratio was 1.84.

                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5  INCOME TAXES

          SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. Accordingly, no tax benefit has been recorded relating to the net losses for the quarters ended March 31, 2000 and 1999. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

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

NOTE 6  LOSS PER SHARE

          The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                                 Quarter Ended March 31, 2000
                                           -----------------------------------------
                                             Income              Shares      Per-Share
                                           (Numerator)       (Denominator)      Loss
                                           ---------------   -------------   ----------
    Net loss ..........................    $   (1,440)
    Less preferred dividends ..........           112
                                           --------------    ------            -------
    Basic and diluted EPS
    (loss available to shareholders)...    $   (1,552)       10,935            $(0.14)
                                           ==============    ======            =======

                                       (9)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6  LOSS PER SHARE (CONTINUED)

                                                                   Quarter Ended March 31, 1999
                                                         ----------------------------------------------
                                                             Income          Shares          Per-Share
                                                           (Numerator)    (Denominator)        Loss
                                                         ---------------   ----------------- -----------
    Net loss .....................................          $(2,842)
    Less preferred dividends .....................              112
                                                            -------           -------         ------
    Basic and diluted EPS
    (loss available to shareholders) .............          $(2,954)           10,514         $(0.28)
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

                                                                  Percentage of Total Revenues
                                                              ----------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                              ----------------------------------
                                                                      2000          1999
                                                                    --------       -------
Revenues ..............................................          100.0%            100.0%
Cost of revenues:
         Disposal costs paid to third parties .........           12.4              12.7
         Other costs ..................................           61.8              63.2
                                                                 -----             -----
         Total cost of revenues .......................           74.2              75.9
Selling, general and administrative
         expenses .....................................           19.3              20.0
Depreciation and amortization
         of intangible assets .........................            4.7               5.3
                                                                 -----             -----
Income (loss) from operations .........................            1.8              (1.2)%
                                                                 =====             =====

                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

                                                  Three Months Ended
                                                        March 31,
                                              ----------------------
                                                2000          1999
                                              --------      -------
Other Data:
----------
Earnings before interest, taxes,
      depreciation and amortization
      (EBITDA) (in thousands) ...........    $3,443          $1,843

REVENUES

         Revenues for the first quarter of 2000 were $52,737,000, up $8,089,000 or 18.1% compared to revenues of $44,648,000 for the first quarter of the prior year. The Company responds to accidental releases of hazardous material through its emergency response services. In the first quarter of 2000, the Company recorded revenue of approximately $1,200,000 relating to services performed in cleaning up an accidental release of oil from a pipeline. There were no major events in the same quarter of 1999. The largest increase in base business was the volume of waste processed through the Company's facilities which increased 16.1%. This increase was partially offset by a 3.1% decrease due to pricing. Revenue from site services, excluding the emergency response event, increased by approximately $1,600,000 or 10.0%. There were increases in revenues from other services including CleanPack -Registered Trademark-, Harbor Industrial Services, waste oil services and Harbor Management Consultants. The combined revenue increases for these services totaled approximately $1,600,000.

         On March 6, 2000 a major competitor of the Company, Safety-Kleen Corp., announced that it had initiated an internal investigation of its prior reported financial results and certain of its accounting policies and practices, and it stated that it had placed three executives on administrative leave. The Company does not believe that first quarter revenues were materially impacted by Safety-Kleen's March 6, 2000 announcement.

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


                                      (12)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES

          Cost of revenues were $39,109,000 for the quarter ended March 31, 2000 compared to $33,869,000 for the quarter ended March 31, 1999, an increase of $5,240,000. As a percentage of revenues, cost of revenues decreased from 75.9% for the quarter ended March 31, 1999 to 74.2% for the quarter ended March 31, 2000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined slightly from 12.7% for the quarter ended March 31, 1999 to 12.4% for the quarter ended March 31, 2000. This decrease was due to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues declined from 63.2% for the quarter ended March 31, 1999 to 61.8% for the quarter ended March 31, 2000. This decrease was primarily due to increased margins on waste processed through the Company's facilities due to the increase in the volume of waste processed and the fixed cost nature of the facilities.

         The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company continues to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In addition, during the first quarter 1999, the Company commenced a strategic sourcing initiative in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where the Company is currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that the Company uses through reducing the number of purchase orders that must be prepared and invoices that must be processed. No assurance can be given that the Company's efforts to manage future operating expenses will be successful. Efforts to reduce costs are ongoing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses increased to $10,185,000 for the three months ended March 31, 2000 from $8,936,000 for the three months ended March 31, 1999, an increase of $1,249,000 or 14.0%. In the third quarter of 1998 the Company formed Harbor Management Consultants; in the second quarter of 1999 the Company launched Harbor Industrial Services; and in the fourth quarter of 1999 the Company announced its E-Commerce initiative. These three recent initiatives caused the largest portion of the increase in selling, general and administrative expenses. Salaries and benefits increased due to increases in headcount due to higher revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. Professional fees increased due to the cost of ongoing legal matters. Expenses relating to information technologies increased due to initiatives to improve the quality of management information.

                                      (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

         Although selling, general and administrative expenses increased in absolute dollars for the quarter ended March 31, 2000 as compared to the same quarter of the prior year, they declined as a percentage of revenues from 20.0% to 19.3% due to revenues increasing by a larger percentage amount than selling, general and administrative expenses.

INTEREST EXPENSE, NET

          Interest expense net of interest income was $2,288,000 for the first quarter of 2000 as compared to $2,229,000 for the first quarter of 1999. The increase in interest expense is primarily due to higher variable interest rates on the revolving credit facility and term note, and higher average balances of debt outstanding.

INCOME TAXES

          For the three months ended March 31, 2000, income tax expense of $90,000 was recorded on a pre-tax loss of $(1,350,000) for an effective tax rate of (6.7)%, as compared to tax expense of $90,000 that was recorded on a pre-tax loss of $(2,752,000) for the same quarter of the previous year for an effective tax rate of (3.3)%. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and, in 1998, based on this review, the valuation allowance was increased to cover the value of all net deferred tax assets. Accordingly, the Company recorded no benefit on its books for the future potential value of net operating loss carryforwards for the quarters ended March 31, 1999 and 2000.

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

         The $90,000 in income tax expense recorded for the each of the quarters ended March 31, 1999 and 2000 is due to the tangible property taxes and net worth taxes that are levied as a component of state income taxes.

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

         The Company's future operating results may be affected by a number of factors, including the Company's ability to: utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the industrial services, and consulting and information services businesses.

         The future operating results of the Company's incinerator may be affected by factors such as its ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market.

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

FINANCIAL CONDITION AND LIQUIDITY

         For the quarter ended March 31, 2000, the Company generated $2,456,000 of cash from operations. Cash from operations reflected increases in accounts payable of $2,351,000, accrued disposal costs of $1,118,000 and other accrued expenses of $870,000. These increases in accounts payable and accrued expenses were due largely to the greater amount of business performed in March 2000 as compared to December of 1999. In addition, there was a greater amount of accrued interest at March 31, 2000 as compared to December 31, 1999 due to the timing of the payment of interest payments. Additional sources of cash were non-cash expenses of $2,505,000 for depreciation and amortization, $171,000 for the allowance for doubtful accounts and $86,000 for the amortization of deferred financing costs. Partially offsetting these sources of cash was a use of cash of $3,002,000 due to higher levels of accounts receivable at March 31, 2000 as compared to December 31, 1999 which was in turn due to the higher levels of business in March 2000 as compared to December 1999.

         In addition, the Company obtained $1,748,000 of cash from financing activities which consisted of additional borrowings under the term note of $3,000,000 and which was partially offset by repayments under the revolving line of credit of $1,106,000 and repayments under the term note of $300,000. Additional sources of cash from financing activities consisted of proceeds from the exercise of stock options of $120,000 and proceeds from issuances of stock under the employee stock purchase plan of $34,000.

                                      (16)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         The $2,456,000 of cash generated from operations plus the $1,748,000 provided by financing activities together with $33,000 in proceeds from the sale of fixed assets was used to purchase property, plant and equipment of $2,190,000, to purchase $241,000 of restricted investments relating to the Company's captive insurance company and to increase the amount of cash on hand by $1,806,000.

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

                                      (17)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

          As described in the Form 10-K for the year ended December 31, 1999, the Company had a $30,500,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,00 revolving credit portion (the "Revolver") and a $6,000,000 term promissory note (the "Term Note"). The Revolver allowed the Company to borrow up to $30,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At March 31, 2000, the Revolver balance was $8,491,000, letters of credit outstanding were $6,525,000 and funds available to borrow were approximately $9,484,000, and the balance of the Term Note was $5,000,000.

         In the first quarter of 2000, the Loan Agreement was amended and an additional term promissory note (the "2000 Term Note") was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, it bears interest at the "prime" rate plus 1.5% or the Eurodollar rate plus 3.0%, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds have been used to purchase vehicles and rolling stock that the Company previously leased under operating leases. The purchase of the vehicles will result in lower lease expense in cost of revenues and higher levels of expense for depreciation and interest.

         In the first quarter of 2000, the due date of the Revolver was extended from May 8, 2001 to May 8, 2003. The Company has $50,000,000 of 12 1/2% Senior Notes due May 15, 2001 (the "Senior Notes"). In May 2000, the Senior Notes will be reclassified from a long-term liability to a current liability, since they will then be payable within one year. The Loan Agreement, as amended, redefines the working capital covenant to specifically exclude the Senior Notes as a component of working capital and requires that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth. At March 31, 2000 the Company had working capital and adjusted net worth of $14,169,000 and $32,874,000 respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which has been waived by the financial institution through May 15, 2000. The financial institution has stated that it will continue to waive this covenant, if violated; however, no assurance can be given that this covenant will be waived, if violated, in the future by the financial institution. The Company believes that it will meet this covenant for the foreseeable future.

                                      (18)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         Management believes that sufficient resources will be available to meet the Company's cash requirements through at least May 2001. In May 2001 the $50,000,000 of Senior Notes mature. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date, with any portion not refinanced to be repaid from other sources such as cash from operations or net proceeds from the sale of assets or additional equity. The ability of the Company to refinance the Senior Notes at reasonable interest rates is dependent upon improving results from operations and is contingent on a favorable interest rate environment when the Company attempts to refinance the debt. Failure to obtain refinancing could materially adversely affect the Company.

         In addition, the Indenture under which the Company has outstanding $9,900,000 of industrial revenue bonds (the "Bonds") contains certain covenants the most restrictive of which requires the Company maintain a rolling four quarter ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to total debt service of 1.25 to 1. At December 31, 1997 the debt service coverage ratio was 1.04 to 1. Under the terms of the Bonds, the deficiency in the debt coverage ratio did not and will not result in a default, but the Company was required to pay into a debt service reserve fund held by the Trustee for the Bonds a total amount equal to the annual debt service for one year on the Bonds. Through March 31, 1999, the Company paid $1,075,000 into this fund, as required. Under the terms of the Bonds, the Company can request that the balance of the debt service reserve fund be returned to the Company if the debt service coverage ratio of
1.50 to 1 is met for two consecutive quarters. For the quarters ended March 31, 1999 and December 31, 1998, the debt service coverage ratios were 1.68 and 1.58 respectively. In May 1999, the Trustee for the Bonds returned the balance of the debt service reserve fund to the Company. At March 31, 2000 the debt service coverage ratio was 1.84.

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

                                      (19)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January 15, 2000 dividend in common stock. Accordingly, the Company issued 92,849 shares of common stock to the holders of the preferred stock in the period ended March 31, 2000. The Company anticipates that the preferred stock dividends payable through 2000 will be paid in common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of ABP Opinion No. 25)" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's results of operations or its financial position.

                                      (20)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         No legal proceedings of a material nature have arisen in the first quarter of 2000, and there have been no material changes during the first quarter of 2000 in the pending legal proceedings disclosed in the Form 10-K for the year ended December 31, 1999.

ITEM 2 - CHANGES IN SECURITIES

          None

ITEM 3 - DEFAULTS UPON SENIOR DEBT

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.        DESCRIPTION                     LOCATION
27                 Financial Data Schedule         Filed herewith

                   Reports on Form 8-K             None


                                      (21)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Clean Harbors, Inc.
                                              ----------------------------
                                              Registrant



    Dated:  May 11, 2000                      By:  /s/ Alan S. McKim
                                               ---------------------------
                                              Alan S. McKim
                                              President and
                                              Chief Executive Officer


    Dated:  May 11, 2000                      By:  /s/ Roger A. Koenecke
                                              ----------------------------
                                              Roger A. Koenecke
                                              Senior Vice President and
                                              Chief Financial Officer



                                      (22)