Form 10-Q
period 2000-06-30
CLEAN HARBORS INC
filed 2000-08-14
CIK 822818

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000
                             -----------------------

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

                            (781) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                          -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            11,142,928
-----------------------------                -------------------------------
          (Class)                            (Outstanding at August 3, 2000)

===============================================================================

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION


ITEM 1:   FINANCIAL STATEMENTS                                       PAGES
                                                                    -------
Consolidated Statements of Operations                                  1

Consolidated Balance Sheets                                            2-3

Consolidated Statements of Cash Flows                                  4-5

Consolidated Statement of Stockholders' Equity                         6

Notes to Consolidated Financial Statements                             7-12

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                   13-23

                           PART II: OTHER INFORMATION

Items No. 1 through 6                                                  24

Signatures                                                             25


                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
              (in thousands except for earnings per share amounts)


                                                       Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
                                                    ------------------------       --------------------
                                                       2000         1999             2000       1999
                                                    ----------    ----------       ---------  ---------

Revenues                                             $62,242       $51,118         $114,979    $95,766
Cost of revenues                                      42,795        37,380           81,904     71,249
Selling, general and administrative
    expenses                                          10,679         8,470           20,864     17,406
Depreciation and amortization                          2,674         2,273            5,179      4,639
                                                   ---------       --------         --------   --------
Income from operations                                 6,094         2,995            7,032      2,472

Interest expense, net                                  2,315         2,200            4,603      4,429
                                                   ---------       --------         --------   --------
Income (loss) before provision for
     income taxes                                      3,779           795            2,429     (1,957)
Provision for income taxes                               140            90              230        180
                                                   ---------       --------         --------   --------

        Net income (loss)                            $ 3,639         $ 705           $2,199    $(2,137)
                                                   =========       ========         ========   ========

Basic and diluted income (loss)
      per share                                        $0.32         $0.06            $0.18     $(0.22)
                                                   =========       ========         ========   ========

Weighted average common
     shares outstanding                               11,050        10,503           10,992     10,563
                                                   =========       ========         ========   ========

Weighted average common
      shares plus potentially
      dilutive common shares                         11,107         10,515           11,138     10,563
                                                   =========       ========         ========   ========


        The accompanying notes are an integral part of these consolidated financial statements.


                                       (1)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                          JUNE 30,              DECEMBER 31,
                                                                            2000                    1999
                                                                         (Unaudited)
                                                                       ----------------       -----------------
ASSETS
Current assets:
         Cash and cash equivalents                                          $3,096                $2,783
         Restricted investments                                              1,658                 1,116
         Accounts receivable, net of allowance for doubtful
           accounts of $1,293 and $1,157, respectively                      51,202                43,780
         Prepaid expenses                                                    1,694                 1,094
         Supplies inventories                                                2,873                 2,808
         Income tax receivable                                                 122                   122
                                                                        ----------            ----------
                  Total current assets                                      60,645                51,703
                                                                        ----------            ----------
  Property, plant and equipment:
         Land                                                                8,478                 8,478
         Buildings and improvements                                         41,549                40,612
         Vehicles and equipment                                             88,714                84,528
         Furniture and fixtures                                              2,225                 2,219
         Construction in progress                                            1,270                 1,224
                                                                        ----------            ----------
                                                                           142,236               137,061
  Less - Accumulated depreciation
         and amortization                                                   85,074                80,849
                                                                        ----------            ----------
         Net property, plant and equipment                                  57,162                56,212
                                                                        ----------            ----------
  Other assets:
         Goodwill, net                                                      20,183                20,566
         Permits, net                                                       12,104                12,633
         Other                                                               4,137                 4,133
                                                                        ----------            ----------
                  Total other assets                                        36,424                37,332
                                                                        ----------            ----------
  Total assets                                                            $154,231              $145,247
                                                                        ==========            ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                                       (2)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                           JUNE 30,            DECEMBER 31,
                                                                             2000                 1999
                                                                          (Unaudited)
                                                                       ----------------     ------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term
           obligations                                                     $52,300                $1,300
      Accounts payable                                                      18,759                17,830
      Accrued disposal costs                                                 9,164                 6,591
      Other accrued expenses                                                12,414                11,360
      Income taxes payable                                                     180                    57
                                                                        ----------            ----------
                  Total current liabilities                                 92,817                37,138
                                                                        ----------            ----------
   Long-term obligations, less current maturities                           23,561                72,683
   Other                                                                     1,303                 1,255
                                                                        ----------            ----------
                  Total other liabilities                                   24,864                73,938
                                                                        ----------            ----------
   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued and
            outstanding - none                                                 --                    --
        Series B Convertible;
          Authorized-156,416 shares; Issued and
            outstanding 112,000 (liquidation
              preference of $5.6 million)                                        1                     1
      Common Stock, $.01 par value
          Authorized-20,000,000 shares;
            Issued and outstanding-11,055,254 and
               10,798,007 shares, respectively                                 111                  108
      Additional paid-in capital                                            61,656               61,245
      Accumulated other comprehensive loss                                     (46)                 (36)
      Accumulated deficit                                                  (25,172)             (27,147)
                                                                        ----------            ----------
                  Total stockholders' equity                                36,550                34,171
                                                                        ----------            ----------
   Total liabilities and stockholders' equity                             $154,231              $145,247
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

                                       (3)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                       ----------------------------------
                                                                              2000               1999
                                                                       ---------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                  $2,199              $(2,137)
                Adjustments to reconcile net income (loss) to
                  net cash provided by operating activities:
                  Depreciation and amortization                              5,179                4,639
                  Allowance for doubtful accounts                              342                  342
                  Amortization of deferred financing costs                     172                  172
                  Loss on sale of fixed assets                                   6                   --
          Changes in assets and liabilities:
                  Accounts receivable                                       (7,764)                (363)
                  Prepaid expenses                                            (600)                (271)
                  Supplies inventories                                         (65)                  62
                  Other assets                                                  (4)                 339
                  Accounts payable                                             233               (1,863)
                  Accrued disposal costs                                     2,573                   19
                  Other accrued expenses                                     1,054                  146
                  Income tax payable                                           123                   18
                  Other liabilities                                             48                   73
                                                                           --------             --------
          Net cash provided by operating activities                          3,496                1,176
                                                                           --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property, plant and equipment                        (4,570)              (2,728)
          Acquisition                                                           --               (1,900)
          Proceeds from sale and maturities of
                  restricted investments                                        --                1,204
          Proceeds from the sale of fixed assets                                43                   --
          Cost of restricted investments acquired                             (552)                 (14)
                                                                           --------             --------
          Net cash used in investing activities                            $(5,079)             $(3,438)
                                                                           --------             --------



              The accompanying notes are an integral part of these consolidated financial statements.

                                       (4)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                       ----------------------------------
                                                                            2000                1999
                                                                       --------------      --------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Additional borrowings under term notes                             $3,000             $4,139
         Net borrowings (repayments) under long-term
                revolver                                                      (527)             1,010
         Payments on long-term obligations                                    (767)            (1,350)
         Proceeds from exercise of stock options                                69                 --
         Proceeds from employee stock purchase plan                            121                 68
                                                                          --------           --------
         Net cash provided by financing activities                           1,896              3,867
                                                                          --------           --------
    INCREASE IN CASH AND CASH EQUIVALENTS                                      313              1,605
         Cash and cash equivalents, beginning of year                        2,783              1,895
                                                                          --------           --------
         Cash and cash equivalents, end of period                           $3,096            $ 3,500
                                                                          ========           ========
    Supplemental Information:
         Non cash investing and financing activities:
                  Stock dividend on preferred stock                        $   224            $   224








              The accompanying notes are an integral part of these consolidated financial statements.

                                       (5)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                 (in thousands)

                                      Series B
                                      Preferred
                                        Stock      Common Stock                           Accumulated
                                    -------------  -------------                             Other
                                    Number $0.01  Number $0.01  Additional Comprehensive Comprehensive                 Total
                                     of     Par     of    Par    Paid-in     Income          Income    Accumulated Stockholders'
                                    Shares Value  Shares Value   Capital     (Loss)          (Loss)      Deficit      Equity
                                    ------ -----  ------ -----  ---------- ------------- ------------- ----------- -------------
Balance at December 31, 1999          112    $1   10,798  $108    $61,245          --         $(36)     $(27,147)       $34,171

 Net income                            --    --       --    --         --      $2,199           --         2,199          2,199
 Other comprehensive income, net
  of tax:
  Unrealized holding losses
   arising during the period           --    --       --    --         --        (10)           --            --             --
                                                                           -------------
Other comprehensive loss               --    --       --    --         --        (10)          (10)           --            (10)
                                                                           -------------
Comprehensive income                   --    --       --    --         --      $2,189           --            --             --
Preferred stock dividends:                                                 =============
 Series B                              --    --      132     1        223          --           --          (224)            --
Proceeds from exercise of stock
 options                               --    --       60     1         68          --           --            --             69
Employee stock purchase plan           --    --       65     1        120          --           --            --            121
                                    ------ -----  ------ -----  ---------- ------------- ------------- ----------- -------------
Balance at June 30, 2000              112    $1   11,055  $111    $61,656          --         $(46)     $(25,172)       $36,550
                                    ====== =====  ====== =====  ========== ============= ============= =========== =============

        The accompanying notes are an integral part of these consolidated financial statements.


                                       (6)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1       BASIS OF PRESENTATION

          The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three and six months ended June 30, 2000 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2       RECLASSIFICATIONS

         Certain reclassifications have been made in the prior period's consolidated financial statements to conform to the 2000 presentation.

NOTE 3     ACQUISITION

          On May 25, 1999, the Company acquired the assets of the Texas Transportation and Brokerage Divisions of American Ecology Environmental Services Corporation for a cash price of $1,900,000. The divisions operate out of locations in Dallas and Houston, Texas. The divisions provide waste management services primarily to small quantity generators throughout Texas and transportation services for both solid and liquid wastes. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values of assets acquired at the date of acquisition. The acquisition resulted in $272,000 of acquired goodwill, which is being amortized on the straight-line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date. The acquisition did not materially effect revenues or results from operations for the three and six months ended June 30, 2000 or 1999.

         Assuming this acquisition had occurred January 1, 1999, consolidated, pro forma revenues, net income (loss) and earnings (loss) per share would not have been materially different than the amounts reported for the three and six months ended June 30, 1999. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operation might have been if the acquisition had been effective at the beginning of 1999.





                                       (7)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4       FINANCING ARRANGEMENTS

          As described in the Form 10-K for the year ended December 31, 1999, the Company had a $30,500,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver") and a $6,000,000 term promissory note (the "Term Note"). The Revolver allowed the Company to borrow up to $30,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At June 30, 2000, the Revolver balance was $9,069,000, letters of credit outstanding were $6,525,000 and funds available to borrow were approximately $8,906,000.

         In the first quarter of 2000, the Loan Agreement was amended and an additional term promissory note (the "2000 Term Note") was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, it bears interest at the "prime" rate plus 1.5% or the Eurodollar rate plus 3.0%, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds have been used primarily to purchase vehicles and rolling stock that the Company previously leased under operating leases. At June 30, 2000, the balance of the Term Note and the 2000 Term Note were $4,700,000 and $2,833,000, respectively.

         In the first quarter of 2000, the due date of the Revolver was extended from May 8, 2001 to May 8, 2003. The Company has $50,000,000 of 12 1/2% Senior Notes due May 15, 2001 (the "Senior Notes"). In May 2000, the Senior Notes were reclassified from a long-term liability to a current liability, since they are now payable within one year. The Loan Agreement, as amended, redefines the working capital covenant to specifically exclude the Senior Notes as a component of working capital and requires that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth. At June 30, 2000 the Company had working capital (excluding the Senior Notes) and adjusted net worth of $17,828,000 and $36,550,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which has been waived by the financial institution through May 15, 2000. Since May 15, 2000, the Company has been in compliance with this covenant.


         Effective June 1, 2000, the Bond Documents under which the Company has outstanding $9,900,000 of industrial revenue bonds (the "Bonds") were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company's total debt to total capital (debt plus


                                       (8)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4       FINANCING ARRANGEMENTS (CONTINUED)

stockholders' equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). As of June 30, 2000, Bank Debt totaled $16,602,000 and the debt to total capital ratio was 67.7%. Although the debt to total capital ratio was less than 72%, the amended Bond Documents require that the Company make payments into a debt service reserve fund held by the Trustee that total $750,000 in six equal monthly installments of $125,000 each if either of the following occurs (i) the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total interest (the "EBITDA coverage ratio") for the most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company's ratio of debt to total capital at the end of such fiscal year is greater than 65%. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents require that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000. In addition to the maximum of $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company's additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 1999 was 1.39, and the Company has therefore not been required to make any such additional payments into the debt service reserve fund based upon the Company's EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund as described above. To the extent that the Company is required to make payments into the debt service reserve fund and the Company thereafter satisfies certain requirements based upon the additional debt and EBITDA coverage ratios described above, the balance then in the debt service reserve fund will be released for the Company's general use.

NOTE 5       INCOME TAXES

          SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. Accordingly, no tax benefit was recorded relating to the net loss for the six months ended June 30, 1999. For the three months ended June 30, 1999 and the three and six months ended June 30, 2000, the Company incurred no regular income tax expense due to the existence of net operating loss carryforwards. Income tax expense for the three and six months ended June 30, 1999 consists of tangible property and net worth taxes that are levied as a component of state income taxes. Income tax expense for the three and six months ended June 30, 2000 consists of tangible property and net worth taxes that are levied as a component of state income taxes, and federal alternative minimum taxes.

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

NOTE 5       INCOME TAXES (CONTINUED)

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

NOTE 6       EARNINGS (LOSS) PER SHARE

          The following is a reconciliation of basic and diluted income (loss) per share computations (in thousands except for per share amounts):



                                                                     Three Months Ended June 30, 2000
                                                              ----------------------------------------------
                                                                  Income             Shares       Per-Share
                                                                (Numerator)       (Denominator)     Income
                                                              ---------------   ----------------  -----------
    Net income                                                      $3,639
    Less preferred dividends                                           112
                                                                ------------        -----------    ---------
    Basic EPS
    (income available to shareholders)                               3,527            11,050          0.32

    Effect of dilutive securities                                       --                57            --
                                                                ------------        -----------    ---------
    Diluted EPS
       Income available to common share-
       holders plus assumed conversions                             $3,527            11,107         $0.32
                                                                ============        ===========    =========




                                      (10)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6       EARNINGS (LOSS) PER SHARE (CONTINUED)



                                                                     Three Months Ended June 30, 1999
                                                              ----------------------------------------------
                                                                  Income           Shares        Per-Share
                                                               (Numerator)      (Denominator)      Income
                                                             ---------------   ---------------  -----------

    Net income                                                    $  705
    Less preferred dividends                                         112
                                                              --------------         ---------      -------
    Basic EPS
    (income available to shareholders)                               593               10,503         0.06

    Effect of dilutive securities                                     --                   12           --
                                                              --------------         ---------      -------
    Diluted EPS
       Income available to common
       shareholders plus assumed
       conversions                                                $  593               10,515        $0.06
                                                              ==============         =========      =======



                                                                       Six Months Ended June 30, 2000
                                                              ----------------------------------------------
                                                                 Income            Shares        Per-Share
                                                               (Numerator)      (Denominator)     Income
                                                              ---------------  ----------------  -----------
    Net income                                                  $   2,199
    Less preferred dividends                                          224
                                                              --------------         ---------      -------
    Basic EPS
    (income available to shareholders)                              1,975              10,992         0.18

    Effect of dilutive securities                                      --                 146           --
                                                              --------------         ---------      -------
    Diluted EPS
       Income available to common share-
       holders plus assumed conversions                            $1,975              11,138        $0.18
                                                              ==============         =========      =======


                                      (11)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6       EARNINGS (LOSS) PER SHARE (CONTINUED)



                                                                       Six Months Ended June 30, 1999
                                                              ----------------------------------------------
                                                                  Income           Shares        Per-Share
                                                               (Numerator)      (Denominator)      Loss
                                                              ---------------  ----------------  -----------
    Net loss                                                      $(2,137)
    Less preferred dividends                                          224
                                                              --------------       ---------       -------
    Basic and diluted EPS
    (loss available to stockholders)                              $(2,361)           10,563        $(0.22)
                                                              ==============       =========       =======


         The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the three and six months ended June 30, 2000 and the three months ended June 30, 1999, some of the options outstanding but none of the warrants or convertible preferred stock are dilutive. Only those options where the options' exercise price was less than the average market price of the common shares for the period are included in the above calculations. For the six months ended June 30, 1999, the options, warrants and convertible stock outstanding have not been included in the above calculation, since their inclusion would have been antidilutive for the period.
















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

                                                                          Percentage of Total Revenues
                                                                      ------------------------------------
                                                               Three Months Ended            Six Months Ended
                                                                      June 30,                   June 30,
                                                            --------------------------    ----------------------
                                                              2000            1999          2000          1999
                                                            --------        --------      --------       -------
Revenues                                                     100.0%          100.0%         100.0%         100.0%
Cost of revenues:
         Disposal costs paid to third parties                 11.4            13.9           11.9           13.2
         Other costs                                          57.3            59.2           59.3           61.2
                                                            --------        --------      --------       -------

         Total cost of revenues                               68.7            73.1           71.2           74.4
Selling, general and administrative
         expenses                                             17.2            16.6           18.2           18.2
Depreciation and amortization
         of intangible assets                                  4.3             4.4            4.5            4.8
                                                            --------        --------      --------       -------
Income from operations                                         9.8%            5.9%           6.1%           2.6%
                                                            ========        ========      ========       =======


                                      (13)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)


                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                  June 30,
                                                            ------------------------   ---------------------
                                                              2000            1999       2000         1999
                                                            --------        --------   --------      -------
Other Data:
----------
Earnings before interest, taxes,
      depreciation and amortization
      (EBITDA) (in thousands)                                $8,768          $5,268     $12,211       $7,111



REVENUES

         Revenues for the second quarter of 2000 were $62,242,000, up $11,124,000 or 21.8% compared to revenues of $51,118,000 for the second quarter of the prior year. Of the total revenue increase for the quarter, approximately 60% came from site services, which includes higher margin emergency response events, and 40% from transportation and disposal services. The volume of waste processed through the Company's facilities increased 20.8%. This increase was partially offset by a 1.6% price decrease.

         Revenues for the first half of 2000 were $114,979,000, up $19,213,000 or 20.1% compared to revenues of $95,766,000 for the first half of the prior year. Of the total first half revenue increase, approximately 50% came from site services and 50% from transportation and disposal services. The volume of waste processed through the Company's facilities increased 16.4%. This increase was partially offset by a 1.9% price decrease.


                                      (14)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES (CONTINUED)

         In June 2000, a major competitor of the Company, Safety-Kleen Corp., announced that it had filed for chapter 11 bankruptcy protection. The Company does not believe that revenues for the three and six month periods ending June 30, 2000 were significantly impacted by Safety-Kleen's announcement.

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

COST OF REVENUES

          Cost of revenues were $42,795,000 for the quarter ended June 30, 2000 compared to $37,380,000 for the quarter ended June 30, 1999, an increase of $5,415,000. As a percentage of revenues, cost of revenues decreased from 73.1% for the quarter ended June 30, 1999 to 68.7% for the quarter ended June 30, 2000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 13.9% for the quarter ended June 30, 1999 to 11.4% for the quarter ended June 30, 2000. This decrease was due to disposal revenues decreasing as a percentage of total revenues due to the revenue mix, and to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues declined from 59.2% for the quarter ended June 30, 1999 to 57.3% for the quarter ended June 30, 2000. This decrease was primarily due to increased margins on waste processed through the Company's facilities due to the increase in the volume of waste processed and the fixed cost nature of the facilities.

         Cost of revenues were $81,904,000 for the first half of 2000 compared to $71,249,000 for the first half of 1999, an increase of $10,655,000. As a percentage of revenues, cost of revenues decreased from 74.4% for the six months ended June 30, 1999 to 71.2% for the six months ended June 30, 2000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 13.2% for the first half of 1999 to 11.9% for the first half of 2000. This decrease was due to disposal revenues decreasing as a percentage of total revenues due to the revenue mix, and to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues declined from 61.2% for the first half of 1999 to 59.3% for the first half of 2000. This decrease was primarily due to increased margins on waste processed through the Company's facilities due to the increase in the volume of waste processed and the fixed cost nature of the facilities.

                                      (15)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES (CONTINUED)

         The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company continues to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In addition during the first quarter 1999, the Company commenced a strategic sourcing initiative in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where the Company is currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that the Company uses through reducing the number of purchase orders that must be prepared and invoices that must be processed. No assurance can be given that the Company's efforts to manage future operating expenses will be successful. Efforts to reduce costs are ongoing.

SELLING, GENERAL AND ADMISISTRATIVE EXPENSES

          Selling, general and administrative expenses increased to $10,679,000 for the quarter ended June 30, 2000 from $8,470,000 for the quarter ended June 30, 1999, an increase of $2,209,000 or 26.1%. The Company has in place management incentive and commission plans. The increase in amounts earned under these plans due to the improved results of operations and increased sales caused a majority of the increase in selling, general and administrative expenses. Professional fees increased due to the cost of ongoing legal matters. In addition, the prior year included a $320,000 reduction due to a favorable legal settlement. Also, the strategic initiatives related to e-commerce and Harbor Industrial Services resulted in increases in selling, general and administrative expenses.

         Selling, general and administrative expenses increased to $20,864,000 for the first half of 2000 from $17,406,000 for the first half of 1999, an increase of $3,458,000 or 19.9%. The increase in amounts earned under management incentive and commission plans due to the improved results of operations and increased sales caused a majority of the increase in selling, general and administrative expenses. Professional fees increased due to the cost of ongoing legal matters. In addition, the prior year included a $320,000 reduction due to a favorable legal settlement. Also, the strategic initiatives related to e-commerce and Harbor Industrial Services resulted in increases in selling, general and administrative expenses.





                                      (16)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE, NET

          Interest expense net of interest income was $2,315,000 for the second quarter of 2000 as compared to $2,200,000 for the second quarter of 1999. The increase in interest expense is primarily due to higher variable interest rates on the revolving credit facility and term note, and higher average balances of debt outstanding.

          Interest expense net of interest income was $4,603,000 for the first half of 2000 as compared to $4,429,000 for the first half of 1999. The increase in interest expense is primarily due to higher variable interest rates on the revolving credit facility and term note, and higher average balances of debt outstanding.

INCOME TAXES

          For the quarter ended June 30, 2000, income tax expense of $140,000 was recorded on a pre-tax income of $3,779,000 for an effective tax rate of 3.7%, as compared to tax expense of $90,000 that was recorded on a pre-tax income of $795,000 for the same quarter of the previous year for an effective tax rate of 11.3%. For the half year ended June 30, 2000, income tax expense of $230,000 was recorded on a pre-tax income of $2,429,000 for an effective tax rate of 9.5%, as compared to tax expense of $180,000 that was recorded on a pre-tax loss of $(1,957,000) for the same period of the previous year for an effective tax rate of (9.2)%. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. Accordingly, no tax benefit was recorded relating to the net loss for the six months ended June 30, 1999. For the three months ended June 30, 1999 and the three and six months ended June 30, 2000, the Company incurred no regular income tax expense due to the existence of net operating loss carryforwards. Income tax expense for the three and six months ended June 30, 1999 consists of tangible property and net worth taxes that are levied as a component of state income taxes. Income tax expense for the three and six months ended June 30, 2000 consists of tangible property and net worth taxes that are levied as a component of state income taxes and federal alternative minimum taxes.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's future operating results may be affected by a number of factors, including the Company's ability to: utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the industrial services business.

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

FINANCIAL CONDITION AND LIQUIDITY

         For the six months ended June 30, 2000, the Company generated $3,496,000 of cash from operations. Sources of operating cash totaled $11,929,000 and consisted primarily of $2,199,000 of net income for the period, non-cash expenses of $5,179,000 for depreciation and amortization, $342,000 for the allowance for doubtful accounts and $172,000 for the amortization of deferred financing costs. Additional sources of cash were increases in accrued disposal costs of $2,573,000 and other accrued expenses of $1,054,000. These increases in liabilities were due primarily to the greater amount of business performed in the second quarter of 2000 as compared to the fourth quarter of 1999. Partially offsetting these sources of cash were uses of cash of $8,433,000 which were primarily due to higher levels of accounts receivable at June 30, 2000 as compared to December 31, 1999 which was in turn due to the higher levels of business in the second quarter of 2000 as compared to the fourth quarter of 1999.

         In addition, the Company obtained $1,896,000 of cash from financing activities which consisted of additional borrowings under the term note of $3,000,000 and which was partially offset by repayments under the revolving line of credit of $527,000 and repayments under the term notes of $767,000. Additional sources of cash from financing activities consisted of proceeds from the exercise of stock options of $69,000 and proceeds from issuances of stock under the employee stock purchase plan of $121,000.

         The $3,496,000 of cash generated from operations plus the $1,896,000 provided by financing activities together with $43,000 in proceeds from the sale of fixed assets was used to purchase property, plant and equipment of $4,570,000, to purchase $552,000 of restricted investments and to increase the amount of cash on hand by $313,000.


                                      (19)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         For the six months ended June 30, 1999, the Company generated $1,176,000 of cash from operations even though it lost $(2,137,000) for the period primarily due to non-cash expenses that total $5,153,000 and consist of depreciation and amortization of $4,639,000, additions to the allowance for doubtful accounts of $342,000 and amortization of deferred financing costs of $172,000. Partially offsetting these sources of cash are the primary uses of cash of $2,137,000 due to the net loss for the period and a $1,863,000 decrease in accounts payable at June 30, 1999 as compared to December 31, 1998.

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

                   As described in the Form 10-K for the year ended December 31, 1999, the Company had a $30,500,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,00 revolving credit portion (the "Revolver") and a $6,000,000 term promissory note (the "Term Note"). The Revolver allowed the Company to borrow up to $30,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At June 30, 2000, the Revolver balance was $9,069,000, letters of credit outstanding were $6,525,000 and funds available to borrow were approximately $8,906,000.

         In the first quarter of 2000, the Loan Agreement was amended and an additional term promissory note (the "2000 Term Note") was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, it bears interest at the "prime" rate plus 1.5% or the Eurodollar rate plus 3.0%, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds have been used primarily to purchase vehicles and rolling stock that the Company previously leased under operating leases. The purchase of the vehicles will result in lower lease expense in cost of revenues and higher levels of expense for depreciation and interest. At June 30, 2000, the balance of the Term Note and the 2000 Term Note were $4,700,000 and $2,833,000, respectively.



                                      (20)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         In the first quarter of 2000, the due date of the Revolver was extended from May 8, 2001 to May 8, 2003. The Company has $50,000,000 of 12 1/2% Senior Notes due May 15, 2001 (the "Senior Notes"). In May 2000, the Senior Notes were reclassified from a long-term liability to a current liability, since they are now payable within one year. The Loan Agreement, as amended, redefines the working capital covenant to specifically exclude the Senior Notes as a component of working capital and requires that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth. At June 30, 2000 the Company had working capital (excluding the Senior Notes) and adjusted net worth of $17,828,000 and $36,550,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which was waived by the financial institution through May 15, 2000. The financial institution has stated that it will continue to waive this covenant, if violated; however, no assurance can be given that this covenant will be waived, if violated, in the future by the financial institution. The Company has been in compliance with this covenant since May 15, 2000, and the Company believes that it will meet this covenant for the foreseeable future.


         Effective June 1, 2000, the Bond Documents under which the Company has outstanding $9,900,000 of industrial revenue bonds (the "Bonds") were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company's total debt to total capital (debt plus stockholders' equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). As of June 30, 2000, Bank Debt totaled $16,602,000 and the debt to total capital ratio was 67.7%. Although the debt to total capital ratio was less than 72%, the amended Bond Documents require that the Company make payments into a debt service reserve fund held by the Trustee that total $750,000 in six equal monthly installments of $125,000 each if either of the following occurs (i) the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total interest (the "EBITDA coverage ratio") for the most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company's ratio of debt to total capital at the end of such fiscal year is greater than 65%. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents require that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000. In addition to the maximum of $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company's additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 1999 was 1.39, and the Company has therefore not been required to make any such additional payments into the debt service reserve fund based upon the Company's EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 under the amended Bond Documents is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund as described above. To the extent that the Company is required to make payments into the debt service reserve fund and the Company thereafter satisfies certain requirements based upon the additional debt and EBITDA coverage ratios described above, the balance then in the debt service reserve fund will be released for the Company's general use. The Company believes that it will be able to maintain for the foreseeable future an EBITDA coverage ratio of at least 1.5 to 1.0 and debt to total capital ratio of less than 72%, and that the Company's sole obligation under the amended loan documents for the foreseeable future will therefore be to maintain $750,000 in the reserve fund until the ratio of the Company's total debt to total capital does not exceed 65% as of the end a future fiscal year.

                                      (21)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         Management believes that sufficient resources will be available to meet the Company's cash requirements through at least May 2001. In May 2001 the $50,000,000 of Senior Notes mature. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date, with any portion not refinanced to be repaid from other sources such as cash from operations or net proceeds from the sale of assets or additional equity. The Company believes that results from operations have improved to the point where the Senior Notes can be refinanced at terms satisfactory to the Company. However, no assurance can be given that the Company will be successful in refinancing the Senior Notes on satisfactory terms. Failure to obtain refinancing would materially adversely affect the Company.

         Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities, should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another company for disposal. The Company had purchased closure insurance from Frontier Insurance Company, as had a number of other companies that operate hazardous waste facilities. In June 2000 due to deteriorating financial condition, Frontier Insurance Company was dropped from the listing of approved sureties. This required any company that had obtained financial assurance through Frontier Insurance Company to obtain financial assurance through some other source. In July 2000, the Company obtained the required closure insurance through a qualified insurance company. Obtaining this insurance required the Company to place $4,000,000 of additional collateral in the form of letters of credit. This increase in letters of credit will be partially offset by the release of other collateral currently in place, which will reduce the amount available to borrow by $1,100,000 under the revolving line of credit from what otherwise would have been available. The Company believes that it will continue to have sufficient resources to meet the Company's cash requirements subsequent to the issuance of the additional letters of credit. In addition, the Company believes that some other companies in the hazardous waste industry may not be able to obtain financial assurance through some other source and that under the regulations those companies should be required to cease operations. However, the Company cannot predict with certainty whether or not other companies will be able to obtain financial assurance, whether and for how long regulators may allow other companies to operate without financial assurance, or the effect on the marketplace if certain hazardous waste facilities are required to cease operations.

                                      (22)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         The Company expects 2000 capital additions, excluding the $2,500,000 purchase of vehicles and rolling stock discussed previously, to be approximately $4,000,000. The Company believes that it has all of the facilities required by the business for the foreseeable future. Thus, the Company anticipates that capital expenditures in 2000 will be limited to maintaining existing capital assets, replacing site services equipment, and upgrading information technology hardware and software. However, the Company continues to evaluate potential acquisitions and opening additional site services offices within and next to the Company's service areas. Thus, it is possible that capital additions could exceed the $6,500,000 currently planned.

         Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January and April 2000 dividends in common stock. Accordingly, the Company issued 92,849 and 39,169 shares of common stock to the holders of the preferred stock in the quarters ended March 31 and June 30, 2000, respectively. The Company anticipates being able to resume cash payment of preferred stock dividends starting with the October 15, 2000 dividend.

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








                                      (23)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         No legal proceedings of a material nature have arisen in the first half of 2000, and there have been no material changes during the first half of 2000 in the pending legal proceedings disclosed in the Form 10-K for the year ended December 31, 1999.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 2000 Annual Meeting of Stockholders was held on June 16, 2000. At the meeting, the Stockholders elected John T. Preston and Lorne R. Waxlax to serve as directors of the Company for a three-year term, until the 2003 Annual Meeting of Stockholders. Other directors whose term of office as director continued after the meeting were: Christy W. Bell, John F. Kaslow, Daniel J. McCarthy, Alan S. McKim and Thomas J. Shields.

         Stockholders owning 10,044,926 shares of stock, or 90.9% of eligible shares were represented in person or by proxy. Of the total shares represented at the meeting, the holders of 6,577,495 shares voted to approve the 2000 Stock Incentive Plan, which authorized the Company's Board of Directors to issue awards of up to 800,000 shares of common stock in the form of (i) incentive stock options, (ii) non-qualified stock options or (iii) issuances of restricted stock. The holders of 298,069 shares voted against approval of the plan and holders of 17,717 shares abstained.

ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



Exhibit No.                        Description                           Location
-----------                --------------------------                    --------
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



                                              Clean Harbors, Inc.
                                              -------------------------
                                              Registrant





    Dated:  August 10, 2000                   By:  /s/ Alan S. McKim
                                              ---------------------------------
                                              Alan S. McKim
                                              Chairman of the Board and
                                              Chief Executive Officer





    Dated: August 10, 2000                    By:  /s/ Roger A. Koenecke
                                              ---------------------------------
                                              Roger A. Koenecke
                                              Senior Vice President and
                                              Chief Financial Officer















                                      (25)