Form 10-Q
period 2000-09-30
CLEAN HARBORS INC
filed 2000-11-14
CIK 822818

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000
                             -----------------------

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

                            (781) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes      X      No
                                              --------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                             11,216,107
----------------------------                  ---------------------------------
          (Class)                             (Outstanding at November 9, 2000)

================================================================================

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS                                         PAGES
                                                                       -----

Consolidated Statements of Operations                                  1

Consolidated Balance Sheets                                            2-3

Consolidated Statements of Cash Flows                                  4-5

Consolidated Statement of Stockholders' Equity                         6

Notes to Consolidated Financial Statements                             7-12

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                   13-24

                         PART II: OTHER INFORMATION

Items No. 1 through 6                                                  25

Signatures                                                             26

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
              (in thousands except for earnings per share amounts)

                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                             -------------------------           ----------------------------
                                               2000             1999               2000               1999
                                             -------           -------           --------           ---------

Revenues                                     $60,290           $54,602           $175,269           $ 150,368

Cost of revenues                              42,385            39,903            124,289             111,152

Selling, general and administrative
    expenses                                  10,803             9,656             31,667              27,062

Depreciation and amortization                  2,736             2,408              7,915               7,047
                                             -------           -------           --------           ---------
Income from operations                         4,366             2,635             11,398               5,107

Interest expense, net                          2,395             2,306              6,998               6,735
                                             -------           -------           --------           ---------
Income (loss) before provision for
    income taxes                               1,971               329              4,400              (1,628)

Provision for income taxes                        64                12                294                 192
                                             -------           -------           --------           ---------

        Net income (loss)                    $ 1,907           $   317           $  4,106           $  (1,820)
                                             =======           =======           ========           =========
Basic income (loss) per share                $  0.16           $  0.02           $   0.34           $   (0.20)
                                             =======           =======           ========           =========
Diluted income (loss) per share              $  0.15           $  0.02           $   0.33           $   (0.20)
                                             =======           =======           ========           =========
Weighted average common
    shares outstanding                        11,139            10,689             11,041              10,685
                                             =======           =======           ========           =========
Weighted average common
    shares plus potentially
    dilutive common shares                    11,764            10,695             11,266              10,685
                                             =======           =======           ========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   2000                1999
                                                               (Unaudited)
                                                               -------------        ------------
ASSETS
  Current assets:
         Cash and cash equivalents                              $  1,118              $  2,783
         Restricted investments                                      504                 1,116
         Accounts receivable, net of allowance for doubtful
           accounts of $1,368 and $1,157, respectively            50,463                43,780
         Prepaid expenses                                          1,773                 1,094
         Supplies inventories                                      2,860                 2,808
         Income tax receivable                                       203                   122
                                                                --------              --------
                  Total current assets                            56,921                51,703
                                                                --------              --------
  Property, plant and equipment:
         Land                                                      8,478                 8,478
         Buildings and improvements                               41,733                40,612
         Vehicles and equipment                                   89,307                84,528
         Furniture and fixtures                                    2,225                 2,219
         Construction in progress                                  1,500                 1,224
                                                                --------              --------
                                                                 143,243               137,061
  Less - Accumulated depreciation
         and amortization                                         87,121                80,849
                                                                --------              --------
         Net property, plant and equipment                        56,122                56,212
                                                                --------              --------
  Other assets:
         Goodwill, net                                            19,991                20,566
         Permits, net                                             11,839                12,633
         Other                                                     4,292                 4,133
                                                                --------              --------
                  Total other assets                              36,122                37,332
                                                                --------              --------
  Total assets                                                  $149,165              $145,247
                                                                ========              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      (in thousands, except share amounts)

                                                        SEPTEMBER 30,            DECEMBER 31,
                                                            2000                    1999
                                                        (Unaudited)
                                                        -------------            ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term
           obligations                                    $ 52,300                $  1,300
      Accounts payable                                      17,692                  17,830
      Accrued disposal costs                                 8,858                   6,591
      Other accrued expenses                                13,251                  11,360
      Income taxes payable                                     355                      57
                                                          --------                --------
                  Total current liabilities                 92,456                  37,138
                                                          --------                --------
   Long-term obligations, less current maturities           16,808                  72,683
   Other                                                     1,330                   1,255
                                                          --------                --------
                  Total other liabilities                   18,138                  73,938
                                                          --------                --------
   Stockholders' equity:
      Preferred Stock, $.01 par value:
        Series A  Convertible;
          Authorized-2,000,000 shares; Issued and
            outstanding - none                                  --                      --
        Series B Convertible;
          Authorized-156,416 shares; Issued and
            outstanding 112,000 (liquidation
            preference of $5.6 million)                          1                       1
      Common Stock, $.01 par value
          Authorized-20,000,000 shares;
            Issued and outstanding-11,146,328 and
               10,798,007 shares, respectively                 111                     108
      Additional paid-in capital                            61,836                  61,245
      Accumulated other comprehensive loss                      --                     (36)
      Accumulated deficit                                  (23,377)                (27,147)
                                                          --------                --------
                  Total stockholders' equity                38,571                  34,171
                                                          --------                --------
   Total liabilities and stockholders' equity             $149,165                $145,247
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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ----------------------------
                                                                      2000                 1999
                                                                     -------              -------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                           $ 4,106              $(1,820)
                Adjustments to reconcile net income (loss) to
                  net cash provided by operating activities:
                  Depreciation and amortization                        7,915                7,047
                  Allowance for doubtful accounts                        513                  512
                  Amortization of deferred financing costs               259                  259
                  Gain on sale of fixed assets                           (20)                  --
          Changes in assets and liabilities:
                  Accounts receivable                                 (7,196)              (5,395)
                  Refundable income taxes                                (81)                 (79)
                  Prepaid expenses                                      (679)                (740)
                  Supplies inventories                                   (52)                  19
                  Other assets                                          (160)                 496
                  Accounts payable                                      (560)                (176)
                  Accrued disposal costs                               2,267                  231
                  Other accrued expenses                               1,891                2,382
                  Income tax payable                                     298                  (18)
                  Other liabilities                                       75                 (135)
                                                                     -------              -------
          Net cash provided by operating activities                    8,576                2,583
                                                                     -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property, plant and equipment                  (6,114)              (4,398)
          Acquisition                                                     --               (1,900)
          Proceeds from sale and maturities of
                  restricted investments                               1,152                1,255
          Cost of restricted investments acquired                       (504)                  --
          Proceeds from the sale of fixed assets                         101                   --
                                                                     -------              -------
          Net cash used in investing activities                      $(5,365)             $(5,043)
                                                                     -------              -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                    UNAUDITED
                                 (in thousands)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             ------------------------------
                                                               2000                  1999
                                                             -------                -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
         Additional borrowings under term notes              $ 3,000                $ 4,139
         Net borrowings (repayments) under long-term
                revolver                                      (6,717)                   296
         Payments on long-term obligations                    (1,417)                (1,750)
         Proceeds from exercise of stock options                 156                     --
         Proceeds from employee stock purchase plan              102                     99
                                                             -------                -------
         Net cash (used in) provided by financing
                activities                                    (4,876)                 2,784
                                                             -------                -------
    INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                          (1,665)                   324
         Cash and cash equivalents, beginning of year          2,783                  1,895
                                                             -------                -------
         Cash and cash equivalents, end of period            $ 1,118                $ 2,219
                                                             =======                =======
    Supplemental Information:
         Non cash investing and financing activities:
                  Stock dividend on preferred stock          $   336                $   336


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                 (in thousands)

                                                       Series B
                                                    Preferred Stock             Common Stock
                                                 ----------------------     ----------------------
                                                 Number of    $0.01 Par     Number of    $0.01 Par
                                                  Shares        Value        Shares       Value
                                                 ---------    ---------     ---------    ---------

Balance at December 31, 1999                            112         $ 1        10,798         $108

   Net income                                           ---         ---           ---          ---
   Other comprehensive income, net of tax:
     Unrealized holding losses arising during
          the peroid                                    ---         ---           ---          ---
     Reclassification adjustment for losses
          included in net income

Other comprehensive income                              ---         ---           ---          ---

Comprehensive income                                    ---         ---           ---          ---
Preferred stock dividends:
 Series B                                               ---         ---           187            1
Proceeds from exercise of stock options                 ---         ---            75            1
Employee stock purchase plan                            ---         ---            86            1
                                                        ---         ---        ------         ----
Balance at September 30, 2000                           112         $ 1        11,146         $111
                                                        ===         ===        ======         ====

WIDE TABLE CONTINUED

                                                                                   Accumulated
                                                                                      Other
                                                   Additional   Comprehensive     Comprehensive                        Total
                                                    Paid-in        Income            Income        Accumulated     Stockholders'
                                                    Capital        (Loss)            (Loss)          Deficit          Equity
                                                    -------     -------------     -------------    -----------     -------------

Balance at December 31, 1999                        $61,245            ---             $(36)         $(27,147)        $34,171

   Net income                                           ---         $4,106              ---             4,106           4,106
   Other comprehensive income, net of tax:
     Unrealized holding losses arising during
          the peroid                                    ---            ---              ---               ---             ---
     Reclassification adjustment for losses
          included in net income                                        36
                                                                    ------
Other comprehensive income                              ---             36               36               ---              36
                                                                    ------
Comprehensive income                                    ---         $4,142              ---               ---             ---
Preferred stock dividends:                                          ======
Series B                                                335            ---              ---              (336)            ---
Proceeds from exercise of stock options                 101            ---              ---               ---             102
Employee stock purchase plan                            155            ---              ---               ---             156
                                                    -------                            ----          --------         -------
Balance at September 30, 2000                       $61,836            ---             $---          $(23,377)        $38,571
                                                    =======         ======             ====          ========         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1    BASIS OF PRESENTATION

          The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2    RECLASSIFICATIONS

          Certain reclassifications have been made in the prior period's consolidated financial statements to conform to the 2000 presentation.

NOTE 3    ACQUISITION

          On May 25, 1999, the Company acquired the assets of the Texas Transportation and Brokerage Divisions of American Ecology Environmental Services Corporation for a cash price of $1,900,000. The divisions operate out of locations in Dallas and Houston, Texas. The divisions provide waste management services primarily to small quantity generators throughout Texas and transportation services for both solid and liquid wastes. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values of assets acquired at the date of acquisition. The acquisition resulted in $272,000 of acquired goodwill, which is being amortized on the straight-line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date. The acquisition did not materially effect revenues or results from operations for the three and nine months ended September 30, 2000 or 1999.

         Assuming this acquisition had occurred January 1, 1999, consolidated, pro forma revenues, net income (loss) and earnings (loss) per share would not have been materially different than the amounts reported for the three and nine months ended September 30, 1999. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operation might have been if the acquisition had been effective at the beginning of 1999.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 4    FINANCING ARRANGEMENTS

          As described in the Form 10-K for the year ended December 31, 1999, the Company had a $30,500,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver") and a $6,000,000 term promissory note (the "Term Note"). The Revolver allowed the Company to borrow up to $30,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At September 30, 2000, the Revolver balance was $2,880,000, letters of credit outstanding were $9,775,000 and funds available to borrow were approximately $11,845,000.

         In the first quarter of 2000, the Loan Agreement was amended and an additional term promissory note (the "2000 Term Note") was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, it bears interest at the "prime" rate plus 1.5% or the Eurodollar rate plus 3.0%, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds have been used primarily to purchase vehicles and rolling stock that the Company previously leased under operating leases. At September 30, 2000, the balance of the Term Note and the 2000 Term Note were $4,400,000 and $2,583,000, respectively.

         In the first quarter of 2000, the due date of the Revolver was extended from May 8, 2001 to May 8, 2003. The Company has $50,000,000 of 12 1/2% Senior Notes due May 15, 2001 (the "Senior Notes"). In May 2000, the Senior Notes were reclassified from a long-term liability to a current liability, since they are now payable within one year. The Loan Agreement, as amended, redefines the working capital covenant to specifically exclude the Senior Notes as a component of working capital and requires that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth. At September 30, 2000 the Company had working capital (excluding the Senior Notes) and adjusted net worth of $14,465,000 and $38,571,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which violation was waived by the financial institution through May 15, 2000. Since May 15, 2000, the Company has been in compliance with this covenant.

         Effective June 1, 2000, the Bond Documents under which the Company has outstanding $9,800,000 of industrial revenue bonds (the "Bonds") were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company's total debt to total capital (debt plus stockholders' equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). As of September 30, 2000, Bank Debt totaled $9,863,000 and the debt to total capital ratio was 64.4%. Although the debt to total capital

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 4   FINANCING ARRANGEMENTS (CONTINUED)

ratio was less than 72% and thus within covenant, the amended Bond Documents require that the Company make six equal monthly payments of $125,000 each for a total of $750,000 into a debt service reserve fund held by the Trustee, if either of the following occurs: (i) the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total interest (the "EBITDA coverage ratio") for the most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company's ratio of debt to total capital at the end of such fiscal year is greater than 65%. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents require that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000, for total of $750,000. In addition to the $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company's additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 1999 was 1.39, and the Company has therefore not been required to make any such additional payments into the debt service reserve fund based upon the Company's EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund described above. To the extent that the Company is required to make payments into the debt service reserve fund and the Company thereafter satisfies certain requirements based upon the additional debt and EBITDA coverage ratios described above, the balance then in the debt service reserve fund will be released for the Company's general use.

NOTE 5   INCOME TAXES

         SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. Accordingly, no tax benefit was recorded relating to the net loss for the nine months ended September 30, 1999. For the three months ended September 30, 1999 and the three and nine months ended September 30, 2000, the Company incurred no regular income tax expense due to the existence of net operating loss carryforwards. Income tax expense for the three and nine months ended September 30, 1999 consists of tangible property and net worth taxes that are levied as a component of state income taxes which is partially offset by a $78,000 income tax refund that was filed for in the third quarter of 1999 . Income tax expense for the three and nine months ended September 30, 2000 consists of tangible property and net worth taxes that are levied as a component of state income taxes, and federal alternative minimum taxes. These taxes are partially offset by a $81,000 income tax refund that was filed for in the third quarter of 2000.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 5   INCOME TAXES (CONTINUED)

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

NOTE 6   EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of basic and diluted income (loss) per share computations (in thousands except for per share amounts):

                                                   Three Months Ended September 30, 2000
                                                  ----------------------------------------
                                                     Income        Shares      Per-Share
                                                  (Numerator)   (Denominator)    Income
                                                  -----------   -------------  ---------
    Net income                                      $1,907
    Less preferred dividends                           112
                                                    ------          ------      ------
    Basic EPS
    (income available to shareholders)               1,795          11,139        0.16

    Effect of dilutive securities                      ---             625       (0.01)
                                                    ------          ------      ------
    Diluted EPS
       Income available to common share-
       holders plus assumed conversions             $1,795          11,764      $ 0.15
                                                    ======          ======      ======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 6   EARNINGS (LOSS) PER SHARE (CONTINUED)

                                             Three Months Ended September 30, 1999
                                            ---------------------------------------
                                               Income         Shares      Per-Share
                                            (Numerator)    (Denominator)   Income
                                            -----------    -------------  ---------
    Net income                                 $317
    Less preferred dividends                    112
                                               ----            ------        -----
    Basic EPS
    (income available to shareholders)          205            10,689         0.02

    Effect of dilutive securities               ---                 6          ---
                                               ----            ------        -----
    Diluted EPS
       Income available to common
       shareholders plus assumed
       conversions                             $205            10,695        $0.02
                                               ====            ======        =====

WIDE TABLE CONTINUED

                                             Three Months Ended September 30, 1999
                                            ---------------------------------------
                                               Income         Shares      Per-Share
                                            (Numerator)    (Denominator)   Income
                                            -----------    -------------  ---------
    Net income                                 $4,106
    Less preferred dividends                      336
                                               ------        ------         -----
    Basic EPS
    (income available to shareholders)          3,770        11,041          0.34

    Effect of dilutive securities                 ---           225         (0.01)
                                               ------        ------         -----
    Diluted EPS
       Income available to common share-
       holders plus assumed conversions        $3,770        11,266         $0.33
                                               ======        ======         =====

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6   EARNINGS (LOSS) PER SHARE (CONTINUED)

                                         Nine Months Ended September 30, 1999
                                       ----------------------------------------
                                           Income        Shares       Per-Share
                                       (Numerator)    (Denominator)     Loss
                                       -----------    -------------   ---------
    Net loss                            $(1,820)
    Less preferred dividends                336
                                        -------          ------        ------
    Basic and diluted EPS
    (loss available to stockholders)    $(2,156)         10,685        $(0.20)
                                        =======          ======        ======

         The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the three and nine months ended September 30, 2000 and the three months ended September 30, 1999, some of the options outstanding but none of the warrants or convertible preferred stock are dilutive. Only those options where the options' exercise price was less than the average market price of the common shares for the period are included in the above calculations. For the nine months ended September 30, 1999, the options, warrants and convertible stock outstanding have not been included in the above calculation, since their inclusion would have been antidilutive for the period.

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

                                                                  Percentage of Total Revenues
                                                           ------------------------------------------
                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                           ------------------        ----------------
                                                           2000         1999         2000      1999
                                                           -----        -----        -----     -----
Revenues                                                   100.0%       100.0%       100.0%    100.0%
Cost of revenues:
         Disposal costs paid to third parties                9.9         12.4         11.2      12.9
         Other costs                                        60.4         60.7         59.7      61.0
                                                           -----        -----        -----     -----
         Total cost of revenues                             70.3         73.1         70.9      73.9
Selling, general and administrative
         expenses                                           17.9         17.7         18.1      18.0
Depreciation and amortization
         of intangible assets                                4.5          4.4          4.5       4.7
                                                           -----        -----        -----     -----
Income from operations                                       7.3%         4.8%         6.5%      3.4%
                                                           =====        =====        =====     =====

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       ------------------      -----------------
                                        2000        1999        2000      1999
                                       -------     ------      -------   -------
Other Data:

----------

Earnings before interest, taxes,
      depreciation and amortization
      (EBITDA) (in thousands)          $7,102      $5,043      $19,313   $12,154

REVENUES

         Revenues for the third quarter of 2000 were $60,290,000, up $5,688,000 or 10.4% compared to revenues of $54,602,000 for the third quarter of the prior year. Of the total revenue increase for the quarter, approximately 60.0% came from site services, which includes higher margin emergency response events, and 40.0% from transportation and disposal services. The volume of waste processed through the Company's facilities increased 9.4%. This increase was partially offset by a 2.4% price decrease. The Company believes that the price decrease was primarily due to the mix of waste processed rather than due to declines in selling prices.

         Revenues for the first nine months of 2000 were $175,269,000, up $24,901,000 or 16.6% compared to revenues of $150,368,000 for the nine months of the prior year. Of the total first nine months revenue increase, approximately 53.0% came from site services, which includes higher margin emergency response events, and 47.0% from transportation and disposal services. The volume of waste processed through the Company's facilities increased 18.3%. The pricing of waste processed was flat.

         In June 2000, a major competitor of the Company, Safety-Kleen Corp., announced that it had filed for Chapter 11 bankruptcy protection. The Company does not believe that revenues for the three and nine month periods ending September 30, 2000 were significantly impacted by Safety-Kleen's announcement.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUES

          Cost of revenues were $42,385,000 for the quarter ended September 30, 2000 compared to $39,903,000 for the quarter ended September 30, 1999, an increase of $2,482,000. As a percentage of revenues, cost of revenues decreased from 73.1% for the quarter ended September 30, 1999 to 70.3% for the quarter ended September 30, 2000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 12.4% for the quarter ended September 30, 1999 to 9.9% for the quarter ended September 30, 2000. This decrease was due to disposal revenues decreasing as a percentage of total revenues due to the revenue mix, and to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues declined from 60.7% for the quarter ended September 30, 1999 to 60.4% for the quarter ended September 30, 2000. This decrease was primarily due to increased margins on site service work performed due to the mix of jobs performed and due to increased margins on waste processed through the Company's facilities due to the increase in the volume of waste processed and the fixed cost nature of the facilities.

         Cost of revenues were $124,289,000 for the first nine months of 2000 compared to $111,152,000 for the first nine months of 1999, an increase of $13,137,000. As a percentage of revenues, cost of revenues decreased from 73.9% for the nine months ended September 30, 1999 to 70.9% for the nine months ended September 30, 2000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 12.9% for the first nine months of 1999 to 11.2% for the first nine months of 2000. This decrease was due to disposal revenues decreasing as a percentage of total revenues due to the revenue mix, and to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues declined from 60.0% for the first nine months of 1999 to 59.7% for the first nine months of 2000. This decrease was primarily due to increased margins on site service work performed due to the mix of jobs performed and due to increased margins on waste processed through the Company's facilities due to the increase in the volume of waste processed and the fixed cost nature of the facilities.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

SELLING, GENERAL AND ADMISISTRATIVE EXPENSES

          Selling, general and administrative expenses increased to $10,803,000 for the quarter ended September 30, 2000 from $9,656,000 for the quarter ended September 30, 1999, an increase of $1,147,000 or 11.9%. The largest components of the increase resulted from increases in headcount due to higher levels of revenues, increases in headcount in sales and marketing due to strategic business initiatives, and increases in compensation to remain competitive in the employment markets in which the Company operates. The Company has in place management incentive and commission plans. The increase in amounts earned under these plans due to the improved results of operations and increased sales accounted for the next largest portion of the increase in selling, general and administrative expenses. Strategic initiatives related to e-commerce and Harbor Industrial Services also resulted in increases in selling, general and administrative expenses. Partially offsetting these increases were decreases achieved across a number of expense categories through cost reductions.

         Selling, general and administrative expenses increased to $31,667,000 for the first nine months of 2000 from $27,062,000 for the first nine months of 1999, an increase of $4,605,000 or 17.0%. The largest components of the increase resulted from increases in headcount due to higher levels of revenues, increases in headcount in sales and marketing due to strategic business initiatives, and increases in compensation to remain competitive in the employment markets in which the Company operates. The increase in amounts earned under management incentive and commission plans due to the improved results of operations and increased sales accounted for the next largest portion of the increase in selling, general and administrative expenses. Professional fees increased due to the cost of ongoing legal matters. In addition, the prior year included a $320,000 reduction due to a favorable legal settlement. Strategic initiatives related to e-commerce and Harbors Industrial Services also resulted in increases in selling, general and administrative expenses. Partially offsetting these increases were decreases achieved across a number of expense categories through cost reductions.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE, NET

          Interest expense net of interest income was $2,395,000 for the third quarter of 2000 as compared to $2,306,000 for the third quarter of 1999. The increase in interest expense is primarily due to higher variable interest rates on the revolving credit facility and term notes.

          Interest expense net of interest income was $6,998,000 for the first nine months of 2000 as compared to $6,735,000 for the first nine months of 1999. The increase in interest expense is primarily due to higher variable interest rates on the revolving credit facility and term notes, and higher average balances of debt outstanding.

INCOME TAXES

          For the quarter ended September 30, 2000, income tax expense of $64,000 was recorded on a pre-tax income of $1,971,000 for an effective tax rate of 3.2%, as compared to tax expense of $12,000 that was recorded on a pre-tax income of $329,000 for the same quarter of the previous year for an effective tax rate of 3.6%. For the nine months ended September 30, 2000, income tax expense of $294,000 was recorded on a pre-tax income of $4,400,000 for an effective tax rate of 6.7%, as compared to tax expense of $192,000 that was recorded on a pre-tax loss of $(1,628,000) for the same period of the previous year for an effective tax rate of (11.8)%. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. Accordingly, no tax benefit was recorded relating to the net loss for the nine months ended September 30, 1999. For the three months ended September 30, 1999 and the three and nine months ended September 30, 2000, the Company incurred no regular income tax expense due to the existence of net operating loss carryforwards. Income tax expense for the three and nine months ended September 30, 1999 consists of tangible property and net worth taxes that are levied as a component of state income taxes which is partially offset by a $78,000 income tax refund that was filed for in the third quarter of 1999. Income tax expense for the three and nine months ended September 30, 2000 consists of tangible property and net worth taxes that are levied as a component of state income taxes and federal alternative minimum taxes. These taxes are partially offset by a $81,000 income tax refund that was filed for in the third quarter of 2000.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

FINANCIAL CONDITION AND LIQUIDITY

         For the nine months ended September 30, 2000, the Company generated $8,576,000 of cash from operations. Sources of operating cash totaled $17,324,000 and consisted primarily of $4,106,000 of net income for the period, non-cash expenses of $7,915,000 for depreciation and amortization, $513,000 for the allowance for doubtful accounts and $259,000 for the amortization of deferred financing costs. Additional sources of cash included increases in accrued disposal costs of $2,267,000 and other accrued expenses of $1,891,000. These increases in liabilities were due primarily to the greater amount of business performed in the third quarter of 2000 as compared to the fourth quarter of 1999 and timing of interest payments on debt. Partially offsetting these sources of cash were uses of cash of $8,748,000 which were primarily due to higher levels of accounts receivable at September 30, 2000 as compared to December 31, 1999 which was in turn due to the higher levels of business in the third quarter of 2000 as compared to the fourth quarter of 1999.

         In addition, the Company obtained cash from financing activities and investing activities which consisted of additional borrowings under the term note of $3,000,000, proceeds from the sale and maturities of restricted investments of $1,152,000, proceeds from the sale of fixed assets of $101,000, proceeds from the exercise of stock options of $156,000 and proceeds from issuances of stock under the employee stock purchase plan of $102,000.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         The $8,576,000 of cash generated from operations plus sources of cash from investing and financing activities which total $4,511,000 and the $1,665,000 reduction of cash on hand were used to reduce debt by $8,134,000, purchase property plant and equipment of $6,114,000 and to purchase restricted investments of $504,000. Restricted investments purchased was due to a requirement to fund a debt service fund, which is discussed later in Management's Discussion and Analysis.

         For the nine months ended September 30, 1999, the Company generated $2,583,000 of cash from operations even though the net loss was $(1,820,000) for the period. This result was due to sources and uses of cash that vary from when the related revenues and expenses were recorded. The primary sources of cash from operations were non-cash expenses that totaled $7,818,000 and consisted of depreciation and amortization of $7,047,000, additions to the allowance for doubtful accounts of $512,000 and amortization of deferred financing costs of $259,000. In addition, the increase in other accrued expenses and accrued disposal costs totaled $2,613,000 which was due to increased levels of activities and timing of interest payments on debt. These sources of cash were primarily offset by uses of cash of $5,395,000 due to increased levels of accounts receivable resulting from higher levels of activities the quarter ended September 1999 as compared to the quarter ended December 1998, the net loss for the period of $1,820,000, and an increase in prepaid expenses of $740,000.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         As described in the Form 10-K for the year ended December 31, 1999, the Company had a $30,500,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver") and a $6,000,000 term promissory note (the "Term Note"). The Revolver allowed the Company to borrow up to $30,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At September 30, 2000, the Revolver balance was $2,880,000, letters of credit outstanding were $9,775,000 and funds available to borrow were approximately $11,845,000.

         In the first quarter of 2000, the Loan Agreement was amended and an additional term promissory note (the "2000 Term Note") was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, it bears interest at the "prime" rate plus 1.5% or the Eurodollar rate plus 3.0%, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds have been used primarily to purchase vehicles and rolling stock that the Company previously leased under operating leases. The purchase of the vehicles will result in lower lease expense in cost of revenues and higher levels of expense for depreciation and interest. At September 30, 2000, the balance of the Term Note and the 2000 Term Note were $4,400,000 and $2,583,000, respectively.

         In the first quarter of 2000, the due date of the Revolver was extended from May 8, 2001 to May 8, 2003. The Company has $50,000,000 of 12 1/2% Senior Notes due May 15, 2001 (the "Senior Notes"). In May 2000, the Senior Notes were reclassified from a long-term liability to a current liability, since they are now payable within one year. The Loan Agreement, as amended, redefines the working capital covenant to specifically exclude the Senior Notes as a component of working capital and requires that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth. At September 30, 2000 the Company had working capital of $14,465,000 (excluding the Senior Notes) and adjusted net worth of $38,571,000. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which violation was waived by the financial institution through May 15, 2000. The Company has been in compliance with this covenant since May 15, 2000, and the Company believes that it will meet this covenant for the foreseeable future.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         Effective June 1, 2000, the Bond Documents under which the Company has outstanding $9,800,000 of industrial revenue bonds (the "Bonds") were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company's total debt to total capital (debt plus stockholders' equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). As of September 30, 2000, Bank Debt totaled $9,863,000 and the debt to total capital ratio was 64.4%. Although the debt to total capital ratio was less than 72% and thus within covenant, the amended Bond Documents require that the Company make six equal monthly payments of $125,000 each for a total of $750,000 into a debt service reserve fund held by the Trustee, if either of the following occurs: (i) the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total interest (the "EBITDA coverage ratio") for the most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company's ratio of debt to total capital at the end of such fiscal year is greater than 65%. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents require that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000. In addition to the maximum of $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company's additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 1999 was 1.39, and the Company has therefore not been required to make any such additional payments into the debt service reserve fund based upon the Company's EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund described above. To the extent that the Company is required to make payments into the debt service reserve fund and the Company thereafter satisfies certain requirements based upon the additional debt and EBITDA coverage ratios described above, the balance then in the debt service reserve fund will be released for the Company's general use. The Company believes that it will be able to maintain for the foreseeable future an EBITDA coverage ratio of at least 1.5 to 1.0 and debt to total capital ratio of less than 72%, and that the Company's sole obligation under the amended loan documents will therefore be to maintain $750,000 in the reserve fund until the ratio of the Company's total debt to total capital does not exceed 65% as of the end a future fiscal year.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         Management believes that sufficient resources will be available to meet the Company's cash requirements through at least May 2001. In May 2001 the $50,000,000 of Senior Notes mature. Some portion or all of the borrowings under the Senior Notes will need to be refinanced by the maturity date, with any portion not refinanced to be repaid from other sources such as cash from operations or net proceeds from the sale of assets or additional equity. The Company believes that results from operations have improved to the point where the Senior Notes can be refinanced at terms satisfactory to the Company. However, no assurance can be given that the Company will be successful in refinancing the Senior Notes on satisfactory terms. Failure to obtain refinancing would have a materially adverse effect on the Company.

         Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities, should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another company for disposal. The Company had purchased closure insurance from Frontier Insurance Company, as had a number of other companies that operate hazardous waste facilities. In June 2000 due to deteriorating financial condition, Frontier Insurance Company was dropped from the listing of approved sureties. This required any company that had obtained financial assurance through Frontier Insurance Company to obtain financial assurance through some other source. In July 2000, the Company replaced the required closure insurance through another qualified insurance company. Obtaining this replacement insurance required the Company to place $4,000,000 of additional collateral through through September 30, 2000 in the form of letters of credit. An additional $1,000,000 of collateral in the form of letters of credit must be placed in January 2001. These increases in letters of credit will be partially offset by the release of other collateral currently in place, which will reduce the amount available to borrow by $2,835,000 under the revolving line of credit from what otherwise would have been available.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

         The Company expects 2000 capital additions, excluding the $2,500,000 purchase of vehicles and rolling stock discussed previously, to be approximately $5,100,000. The Company believes that it has all of the facilities required by the business for the foreseeable future. Thus, the Company anticipates that capital expenditures in 2000 will be limited to maintaining existing capital assets, replacing site services equipment, and upgrading information technology hardware and software.

         Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January, April and July 2000 dividends in common stock. Accordingly, the Company issued 55,308 and 187,326 shares of common stock to the holders of the preferred stock in the quarter and nine months ended September 30, 2000, respectively. The Company anticipates being able to resume cash payment of preferred stock dividends starting with the January 15, 2001 dividend.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         No legal proceedings of a material nature have arisen in the first nine months of 2000, and there have been no material changes during the first nine months of 2000 in the pending legal proceedings disclosed in the Form 10-K for the year ended December 31, 1999.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                  DESCRIPTION                   LOCATION
-----------          ---------------------------           --------

27                   Financial Data Schedule               Filed
                                                           herewith

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



                                          Clean Harbors, Inc.
                                          -------------------------
                                          Registrant



Dated:  November 10, 2000                 By:  /s/ Alan S. McKim
                                          --------------------------------------
                                          Alan S. McKim
                                          Chairman of the Board and
                                          Chief Executive Officer



Dated: November 10, 2000                  By:  /s/ Roger A. Koenecke
                                          -------------------------------------
                                          Roger A. Koenecke
                                          Senior Vice President and
                                          Chief Financial Officer