Form 10-K405
period 2000-12-31
CLEAN HARBORS INC
filed 2001-04-13
CIK 822818

      As Filed With The Securities and Exchange Commission April 13, 2001

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO. 0-16379

                               ----------------

                              CLEAN HARBORS, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

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

                         Common Stock, $.01 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On February 28, 2001, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $14,730,644. Reference is made to Part III of this report for the assumptions on which this calculation is based.

  On February 28, 2001, there were outstanding 11,317,155 shares of Common Stock, $.01 par value.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the registrant's definitive proxy statement for its 2001 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 2001) are incorporated by reference into part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          Forward-Looking Statements

  In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 2001.

                                    PART I

ITEM 1. BUSINESS

  Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), operates in one industry segment providing a wide range of environmental services to a diversified customer base in the United States and Puerto Rico. The Company is managed on a regional basis, with a full range of services being offered in the Northeast, Mid-Atlantic and Midwest regions, and a presence in the Western region. The Company has a network of sales and regional logistics offices and service centers located in 27 states and Puerto Rico. The service centers interface with customers, and perform a variety of environmental remediation and hazardous waste management activities. The Company has 12 waste management facilities, which are managed separately from the regions, that transport, store, treat and dispose of waste. The Company also provides analytical testing, technical, and consulting and information management services, which complement its primary services and permit it to offer complete solutions to its customers' complex environmental requirements.

  The Company is one of the largest providers of environmental services in the United States. The Company has three major competitors, namely, Safety-Kleen Corp, ONYX-North America (the waste management subsidiary of the Paris-based Vivendi) and Philip Services Corp. The Company also competes against regional waste management firms and a number of smaller companies. The Company seeks to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. The Company's principal customers are utility, chemical, petroleum, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies.

  The Company's past earnings were adversely affected by poor conditions in the environmental services industry. Intense price competition, waste minimization by industrial firms and unpredictable event business all contributed to weakness across all segments of the environmental services industry. The Company responded to industry conditions by implementing business process review programs, expanding the network of service centers and by enhancing revenue through increasing market share.

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

Business Strategy

  The Company's strategy is to develop and maintain an ongoing relationship with a diversified group of customers who have recurring needs for treatment and disposal services, site services, analytical services, and information technologies and training in managing their overall environmental program. In order to maintain and enhance its position in the environmental services industry within the core markets in which it operates, the Company strives to achieve internal growth through expanding the network of service centers within the primary regions in which it operates, penetrating the industrial maintenance services market, improving utilization of existing facilities by increasing volumes of waste processed, developing new waste management services, capitalizing on industry consolidation and providing e-commerce solutions. In addition, the Company expects to achieve growth through strategic acquisitions.

  Expanded Network of Service Centers. The Company currently has 37 service centers, 5 of which were opened in 2000. By opening additional service centers within or contiguous to the regions in which it operates, the Company believes that it can, with minimal expenditure of funds, increase its market share. Much of the additional waste that is generated can be sent to existing facilities to increase the utilization of the plants and thereby increase their profitability.

  Penetrating the Industrial Maintenance Services Market. In the second quarter of 1999, the Company added to its service offerings industrial cleaning and maintenance. The Company expanded this service to 4 locations, 1 of which was opened in 2000. The Company believes that industrial maintenance services offer significant opportunities for growth for the Company because of the multi-billion dollar size of the market and the Company's small current penetration of this market. The expansion in industrial maintenance services leverages the Company's hazardous waste disposal assets because hazardous wastes are often removed in the cleaning process.

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

  Capitalization on Industry Consolidation. The Company believes that its large industrial customers are increasingly requiring a comprehensive range of environmental services including: site services, industrial maintenance services, emergency response services and waste consulting and information management services to be provided by a select number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to its customers' needs, the Company has increased the range of environmental services it offers and has as part of its strategy to acquire companies in existing, contiguous and new market areas. Acquisitions within the Company's existing areas of operation will capture incremental market share, while geographic expansion creates new market opportunities. The Company continues to evaluate other business opportunities in order to enhance service to its existing customer base and expand its customer base.

  E-commerce. In 1999, the Company enhanced its internet functionality to provide order fulfillment, waste profiling and transportation scheduling. The Company believes that its e-commerce capabilities are superior to those of its competitors in the environmental services industry and that increasing the percentage of transactions that utilize e-commerce will result in lower costs of services.

Acquisitions

  The Company has completed one acquisition since January 1, 1996.

   Date of
 Acquisition                 Acquisition                  Purchase Price
 ----------- ------------------------------------------   --------------
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

                       SERVICES PROVIDED BY THE COMPANY

Services

  The Company provides a wide range of environmental services. The services provided can be discussed in three primary categories: treatment and disposal of industrial wastes ("Treatment and Disposal"); site services provided at customer sites ("Site Services"); specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes ("CleanPack(R)"). The Company also provides transportation for all forms of hazardous wastes ("Transportation and Logistics Management, and Analytical Testing Services"); and information management and training services. Although they are discussed separately to provide an understanding of the services offered, Site Services, CleanPack(R), and Transportation and Logistics Management Services are typically provided from one service location. The Company markets these services through its sales organizations and, in many instances, services in one area of the business support or lead to work in other service lines.

Treatment and Disposal

  The Company transports, treats and disposes of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. The wastes handled include substances which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. Waste types processed or transferred in drums or bulk quantities include:

  . flammables, combustibles and other organics;

  . acids and caustics;

  . cyanides and sulfides;

  . solids and sludges;

  . industrial wastewaters;

  . items containing PCBs, such as utility transformers and electrical light ballasts;

  . medical waste;

  . other regulated wastes; and

  . nonhazardous industrial waste.

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

  The Company treats a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

  . acids and caustics;

  . ammonias, sulfides and cyanides;

  . heavy metals, ink wastes and plating solutions;

  . landfill leachates and scrubber waters; and

  . oily wastes and water soluble coolants.

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

  Disposal. After treatment of industrial wastes at the Company's facilities, the hazardous waste residues (such as sludges), which remain after such treatment, are disposed of in facilities operated by third parties. The Company also arranges for the disposal of its customers' hazardous wastes which cannot be treated at Company-owned facilities. Wastes which cannot be disposed of in the Nebraska hazardous waste incinerator are sent to other incinerators, landfills, and disposal facilities operated by third parties. On occasion, a customer's waste may be shipped directly to another disposal company, such as a landfill or incinerator, if the size of the waste shipment or its characteristics are such that the waste does not need to pass through one of the Company's own waste management facilities. The Company has negotiated appropriate commercial terms with a number of disposal companies.

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

  Site Remediation. The Company provides technical capabilities and operational expertise to manage large-scale environmental projects. The interdisciplinary teams of managers, geologists, chemists, engineers, scientists, technicians, and compliance experts design and implement solution-oriented remedial programs incorporating both off-site and on-site treatment. The areas of expertise include:

  . remedial investigations;

  . remediation technologies: design, in-house fabrication, installation, and operations and maintenance;

  . decontamination and decommissioning operations;

  . high hazard materials handling; and

  . mobile treatment services.

CleanPack(R) Services

  The Company provides specialized handling, packaging, transportation and disposal of laboratory quantities of outdated hazardous chemicals, household hazardous wastes, and waste pesticides and herbicides. CleanPack(R) chemists utilize the Company's CHOICE(TM) waste management software system to support the Company's lab pack services and complete the regulatory information required for every pick-up. The CleanPack(R) operation services a wide variety of customers including:

  . pharmaceutical companies;

  . engineering, and research and development departments of industrial companies;

  . college, university and high school laboratories;

  . commercial laboratories;

  . hospital and medical care laboratories and Veterans Administration facilities;

  . state and local municipalities; and

  . thousands of agri-businesses and residents through household hazardous waste and pesticide/herbicide collection programs.

  CleanPack(R) chemists collect, identify, label, and package waste into Department of Transportation approved containers. Lab packed wastes are then transported to one of the Company's facilities where the waste is consolidated for recycling, reclamation, fuels blending, aqueous treatment, incineration or secure chemical landfill.

  Other services provided by the Company's CleanPack(R) operations include:

  High Hazard Services. Reactive Materials Technicians utilize specialized equipment and training to stabilize and desensitize highly reactive and potentially explosive chemicals.

  CustomPack(R) Services. The Company provides training, technical support, and disposal services for customers with the resources and experience to package their own waste chemicals.

  Laboratory Move Services. CleanPack(R) chemists properly and safely segregate, package, transport, and un-package hazardous chemicals being moved from older laboratories to newer laboratories.

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

Information Management and Personnel Training Services

  Information Management Services. The Company provides customers with software to streamline their environmental programs. The Company has developed a proprietary software product CHOICE(R), as an on-site software product that provides such key features as: waste tracking, manifesting, waste profiling, labeling, least cost procurement and cost allocation reporting. Customers can link their data via internet to the Company through CleanLink(R) web enabled software. CHOICE(R) combined with CleanLink(R) provides customers with a total information package of inventory management, waste shipment and waste tracking information.

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

Seasonality

  The Company's operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities. Typically during the first quarter of each year there is less demand for environmental services due to the cold weather, particularly in the Northeast and Midwest regions. In addition, factory closings for the year end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

Customers

  The Company's sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company's services. The Company's customer list includes many of the largest industrial companies in the United States. The Company's customers are primarily chemical, pharmaceutical, petroleum, transportation, utility and industrial firms, other environmental services companies and government agencies. Management believes that the Company's diverse customer base, in terms of number, industry and geographic location, as well as its large presence in New England, the Mid-Atlantic and Upper Midwest, provide it with a recurring revenue base. The Company estimates that more than 80% of its revenues are derived from previously served customers with recurring needs for the Company's services. For the years ended December 31, 2000, 1999 and 1998, no single customer accounted for more than five percent of the Company's revenues. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.

  Although the Company's customer base is diverse, two industries each provided over 10% of the Company's revenue in 2000. Approximately 20% of the Company's revenues in 2000 were from the chemical, pharmaceutical and allied products industry, while approximately 14% were from the electric, gas and sanitary industry. In 1999, those same two industries each provided over 10% of the Company's revenue, with approximately 20% of the Company's revenues in 1999 from the chemical, pharmaceutical and allied products industry and approximately 14% from the electric, gas and sanitary industry. In addition to serving industrial customers such as utilities, railroads, pipelines, pharmaceutical manufacturers, and chemical companies, the Company serves health care and educational institutions, federal, state and local governmental bodies, and thousands of small quantity generators.

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

Environmental Liabilities and Capital Expenditures

  The Company operates facilities that treat or store hazardous waste. Such facilities must obtain a RCRA license from the EPA or an authorized state agency, and must comply with certain operating requirements. The EPA and state agencies allocate their resources to remediation projects that they determine to be of high priority. None of the Company's RCRA facilities has been assessed a high priority by the EPA or state agency. This results in site investigation and environmental remediation being performed according to the timetable set by the EPA or state agencies. The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred for the years ended December 31 (in thousands):


                                                                 2000 1999 1998
                                                                 ---- ---- ----
   Environmental expenditures capitalized....................... $ 92 $274 $674
   Environmental expenses incurred..............................  225   37   95
                                                                 ---- ---- ----
                                                                 $317 $311 $769
                                                                 ==== ==== ====

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

  The Company disposes of its wastes at the Company's Kimball incineration facility, the Company's wastewater facilities, or at facilities owned and operated by firms which the Company has audited and approved. Typically, the Company applies established technologies to the treatment, storage and recovery of hazardous wastes. The Company believes its operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

Insurance

  The Company's insurance programs cover the potential risks associated with its multifaceted operations from two primary exposures: direct physical damage and third-party liability. The Company maintains a casualty insurance program providing coverage for vehicles, workers' compensation, employer's liability and commercial general liability in the aggregate amount of $30,000,000 per year, subject to a retention of $250,000 per occurrence, except for general liability where the retention is $500,000 per occurrence. The workers' compensation limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program.

  The Company has pollution liability insurance policies covering the Company's potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at the Company's facilities. The Company has contractor's liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate, covering off-site remedial activities and associated liabilities. Steadfast Insurance Company (a unit of Zurich Insurance N.A.) provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $30,000,000. This Steadfast policy covers liability in excess of $1,000,000 for pollution caused by sudden and accidental occurrences during transportation of waste, from the time waste is picked up from a customer until its delivery to the final disposal site. The Company's $30,000,000 commercial umbrella liability policy provides additional coverage for in-transit pollution losses from accidents for a total of $60,000,000 of in-transit coverage.

  Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. The Resource Conservation Recovery Act (RCRA) and the Toxic Substances Control Act (TOSCA) and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate for sudden occurrences and $3,000,000 per occurrence and $6,000,000 in the aggregate for non-sudden occurrences. In May 2000, the Company purchased from Steadfast Insurance Company a policy insuring the Company's treatment, storage and disposal activities that meets the regulatory requirements. In addition, this policy provides excess limits above the regulatory requirements up to $30,000,000.

  Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another company for disposal. The Company had purchased closure surety bonds from Frontier Insurance Company, as had a number of other companies that operate hazardous waste facilities. In June 2000 due to deteriorating financial condition, Frontier Insurance Company was dropped from the listing of approved sureties. This required any company that had obtained financial assurance through Frontier Insurance Company to obtain financial assurance through some other source. In July 2000, the Company replaced the required financial assurance for closure through another qualified insurance company. Obtaining this replacement insurance required the Company to place $5,250,000 of collateral in the form of a letter of credit. The decrease in available funds to borrow due to the issuance of the letter of credit was partially offset by the release to the Company's general use of restricted investments of $1,152,000. These funds were released when financial assurance that had been provided by the Company's captive insurance company was placed with Steadfast Insurance Company. The Company utilizes its captive insurance company to provide financial assurance for the lagoons and incinerator located at the Chicago facility. Financial assurance for closure and post-closure relating the Company's incineration facility located in Kimball, Nebraska is provided under separate policies issued by Steadfast Insurance Company.

  The Company's ability to continue conducting its industrial waste management operations could be adversely affected if the Company should become unable to obtain sufficient insurance or surety bonds to meet its business and regulatory requirements in the future. The availability of insurance may also be influenced by developments within the insurance industry, although other businesses in the environmental services industry would be similarly impacted by such developments.

  Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The Company believes that policy cancellation terms are similar to those of other companies in other industries.

Competition

   The Company competes with three major companies, namely, Safety-Kleen Corp., ONYX-North America (the environmental services subsidiary of the Paris-based Vivendi) and Philip Services Corp. The Company also competes against regional waste management firms and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by the Company, and some of which have access to greater financial resources. The Company believes that it offers a more comprehensive range of environmental services than its competitors in major portions of its service territory, that its ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage, and that its stable ownership allows the Company to focus on building long-term relationships with its customers.

  Treatment and disposal operations are conducted by a number of national and regional environmental services firms. The Company believes that the ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

  In site services and CleanPack, the Company's competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. The Company believes that availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

Employees

  As of February 26, 2001, the Company employed 1,459 full time employees. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

  The properties of the Company consist primarily of its 12 waste management facilities and 37 service centers, various environmental remediation equipment, and a fleet of approximately 1,000 registered pieces of transportation equipment. Most service center locations are leased, and occasionally move to other locations as operations and space requirements change. All of the waste management facilities are owned by the Company, except (i) the Chicago hazardous waste management facility which is leased with terms (including extensions) that expire September 2020, (ii) the Woburn, Massachusetts waste oil treatment and storage facility which is leased with terms (including extensions) that expire February 2013, and (iii) the Virginia waste oil treatment and storage facility which is leased with terms (including extensions) that expire February 2002. In connection with the placement of an industrial revenue bond in 1996, the Company entered into a facilities lease with the City of Kimball, Nebraska, whereby the City acquired a leasehold interest in the Kimball incinerator and the Company leased the incinerator back from the City. The Company retains title to the incinerator. Substantially all of the Company's properties are pledged as collateral for its loans.

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

  Some of the facilities described above are waste oil treatment and storage facilities. Some petroleum products, such as gasoline, are considered hazardous waste under federal law, and certain operations are located in states which regulates waste oil as a hazardous waste. In order to handle a variety of waste oil and petroleum products and support its site service activities in the Northeast and Mid-Atlantic regions, the Company has obtained a RCRA license for its Woburn, Massachusetts waste oil facility. The Company's Virginia waste oil facility currently operates under RCRA interim status.

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

  As part of the acquisition, the Company agreed to make royalty payments to Ecova Corporation through 2004, based on the number of tons processed at the facility. In 2000, this agreement was amended. The amended agreement reduced the royalty paid per ton processed and extended the term through 2009.

  Braintree, MA. The Braintree facility is located just south of Boston. The facility is primarily engaged in drummed waste processing and consolidation, solvent recovery, transformer decommissioning, PCB storage and processing, blending of waste used as supplemental fuel by cement kilns or industrial furnaces, and pretreatment of waste to stabilize it before it is sent to landfills. The facility was acquired by the Company in 1985 and operates under a state Hazardous Waste Facility License issued by the Massachusetts Department of Environmental Protection ("DEP") on January 13, 1999 for a five year term.

  Natick, MA. The Natick, Massachusetts facility is located just west of Boston. The facility has a state Hazardous Waste Facility License (the state equivalent of a Part B license), which was last issued in 1994 for a five year term. In January 2000, the Company submitted a permit renewal application, which allows the facility to maintain its hazardous waste management authority until a new license is issued. The facility is also authorized by the federal EPA to handle PCBs. Subsequent to year end the Company decided to sell the facility and the facility is going through RCRA closure in preparation for sale.

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

  The Prince George, Virginia facility is located near Richmond and was acquired in September 1994. The facility is able to store waste oil and gasoline-contaminated hazardous wastes collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The state has agreed that this facility is regulated under the Clean Water Act and is, therefore, exempt from the requirement to obtain a RCRA Part B permit. At this time the facility is proceeding with RCRA closure, and will subsequently operate as an industrial wastewater treatment facility exempt from RCRA permitting requirements.

                           ENVIRONMENTAL REGULATION

  While the Company's business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. The Company is required to obtain federal, state and local licenses, or approvals for each of its hazardous waste facilities. Such licenses are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. The Company has acquired all operating licenses and approvals now required for the current operation of its business, and has applied for or is in the process of applying for, all licenses and approvals needed in connection with continued operation and planned expansion or modifications of its operations.

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

  Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency, unless a specific exemption exists, and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary license application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained interim status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B licensing process). Interim Status facilities may continue to operate pursuant to the Part A Application until their Part B licensing process is concluded. Of the Company's 12 waste management facilities, only the Virginia waste oil facility operates under interim status. The Cleveland facility operates under a RCRA exemption for wastewater treatment tank systems and is subject to regulations under the Clean Water Act.

  RCRA requires that Part B licenses contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility.

  The Company has begun RCRA corrective action investigations at its Part B licensed facilities in Braintree, Natick, Chicago, Cincinnati, and Woburn. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and on Main Street in South Portland, Maine. Corrective action at the Bristol, Connecticut, facility was completed in 1996. The Company spent approximately $317,000, $311,000 and $769,000 on corrective action at the foregoing facilities for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  The Company was also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which was estimated to be in the range of $2,000,000, by, among other things, performing site services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts and credits to PECO totaling $908,000 through August 2, 1999. The Company and PECO then negotiated an amendment to their 1994 agreement, whereby the Company's responsibility for its share of the cost of site studies was capped at $1,733,000. The Company had accrued $825,000 relating to this liability at December 31, 1999. The $825,000 balance owed under the amendment was paid in 2000.

  The Superfund Act. The Superfund Act provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, and to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See "Item 3--Legal Proceedings" for a description of certain such proceedings involving the Company.

  Clean Water Act. This legislation prohibits discharges into the waters of the United States without governmental authorization. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works ("POTW"). In the course of its treatment process, the Company's wastewater treatment facilities generate wastewater, which they discharge to POTW pursuant to permits issued by the appropriate governmental authority. In December 2000 the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized waste treatment ("CWT") facilities. The Company's Bristol, Connecticut; Baltimore, Maryland; Chicago, Illinois; Cleveland and Cincinnati, Ohio; South Portland, Maine; and Prince George, Virginia facilities are subject to the CWT regulations. The Company has until December 22, 2003 to achieve compliance with the new regulations. Compliance is achieved by meeting the effluent limits for specific contaminants using the best practicable treatment or "equivalent" technology. "Equivalent" technology is demonstrated by procedures negotiated with the local governmental authority responsible for operating the pretreatment program for the POTW. Until such time as the governmental authorities issue guidance on procedures to determine "equivalence" there is no way for the Company to quantify the impact of the CWT regulation on the facilities.

  Other Federal Laws. Company operations are also subject to the Toxic Substances Control Act ("TSCA"), pursuant to which the EPA regulates over 60,000 commercially produced chemical substances, including the proper disposal of PCBs. TSCA has established a comprehensive regulatory program for PCBs, under the jurisdiction of the EPA, which oversees the storage, treatment and disposal of PCBs at the Company's facilities in Braintree and Natick, Massachusetts; Cincinnati, Ohio; and Bristol, Connecticut. Under the 1990 Clean Air Act Amendments, the EPA regulates emissions into the air of potentially harmful substances. The recently promulgated Maximum Achievable Control Technology ("MACT") rule of the Clean Air Act, effective September 30, 2002, places a new set of technology-based emissions standards on incinerators, cement kilns and lightweight aggregate kilns. The Company's Kimball, Nebraska incinerator has demonstrated emissions levels that are at or below MACT standards with negligible investments or facility modifications.

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

  The Company believes that each of its facilities is in substantial compliance with the applicable requirements of RCRA, state laws and regulations. Eleven of the Company's 12 waste management facilities have been issued final licenses, except for the Virginia facility which operates as an interim status facility under RCRA. Once issued, such licenses have maximum fixed terms of a given number of years which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. The Company anticipates that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that the Company will be able to comply with such requirements.

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

  The Company's subsidiary which owns the Bristol, Connecticut facility is involved in one Superfund site. As part of the acquisition of the Bristol, Connecticut and Cincinnati, Ohio facilities, the seller and its now parent company, Cemex, S.A., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facilities, which would include any liability arising from Superfund sites.

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

  The Company believes that any future settlement costs arising from any or all of the 27 Superfund sites described above will not be material to the Company's operations or financial position. The Company routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the Company and other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 2000 and 1999, the Company had accrued environmental costs of $144,000 and $285,000, respectively, for cleanup of Superfund sites.

  Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the EPA, conducted an inquiry concerning certain railcars which were destined for the Company's Kimball, Nebraska incinerator. Several railcars containing waste materials generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad company. The Company has cooperated fully with federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, assurances cannot be given that the government authorities may not reach a different conclusion or may attempt to levy penalties. The Company is engaged in settlement negotiations with the government.

  In October 1995 an employee was killed in an accident when a drum exploded at a facility in Cincinnati, Ohio operated by a subsidiary, Spring Grove Resource Recovery, Inc. ("Spring Grove"). During 1999 the Company was notified by the Justice Department that the Department believed it had a cause of action against a subsidiary for potential civil and/or criminal violations of its permit issued under the Federal Resources Conservation and Recovery Act of 1976 ("RCRA") as a result of the 1995 accident. The Company has conducted an exhaustive internal review of the circumstances leading up to the accident and believes that the subsidiary did not knowingly violate any relevant terms of its RCRA permit. The Company has also engaged the services of external legal and regulatory experts to review the situation and they have also concluded that the available evidence does not support a conclusion that the subsidiary knowingly violated its permit. Assurances can not be given, however, that government authorities will not reach a different conclusion and proceed with legal action or attempt to levy penalties. The Company has executed tolling agreements with the government and is presently engaged in discussions with the government in an effort to resolve this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

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

                                                                    High   Low
                                                                   ------ ------
     1999
     First Quarter................................................ $2.438 $1.563
     Second Quarter...............................................  2.000  1.563
     Third Quarter................................................  1.813  1.313
     Fourth Quarter...............................................  1.813  1.063
                                                                    High   Low
                                                                   ------ ------
     2000
     First Quarter................................................ $4.250 $1.188
     Second Quarter...............................................  2.969  1.531
     Third Quarter................................................  3.250  1.563
     Fourth Quarter...............................................  3.000  1.500

  On February 26, 2001 there were 656 holders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name.

  The Company has never declared nor paid any cash dividends on its common stock, and the Company is prohibited under its loan agreements from paying dividends on its common stock. In February 1993, the Board of Directors authorized the issuance of up to 156,416 shares designated as Series B Convertible Preferred Stock (the "Preferred Stock"), with a cumulative dividend of 7% during the first year and 8% thereafter, payable either in cash or by the issuance of shares of common stock. On February 16, 1993, 112,000 shares of Preferred Stock were issued in partial payment of the purchase price for the Cincinnati facility. Except for payment of dividends on the Preferred Stock, the Company intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.

  Dividends on the Company's Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. The Company currently is restricted in the payment of cash dividends due to covenants in its loan agreements. Under the terms of the Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the 2000 dividends in common stock due to restrictions under its loan agreements. The share price of the common stock and the shares of common stock issued to holders of preferred stock during 2000 were as follows:

     Record Date                                 Share Price Common Stock Issued
     -----------                                 ----------- -------------------
     January 1, 2000............................   $1.206          92,849
     April 1, 2000..............................    2.859          39,169
     July 1, 2000...............................    2.025          55,308
     October 1, 2000............................    2.831          39,558

  The Company anticipates that commencing in the third quarter of 2001 the Preferred Stock dividends will be paid in cash.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial information should be reviewed in conjunction with Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data of this report.

                                    For the Year Ended December 31,
                              ------------------------------------------------
Income Statement Data:          2000      1999      1998      1997      1996
----------------------        --------  --------  --------  --------  --------
                                (in thousands except per share amounts)
Revenues....................  $233,466  $202,965  $197,439  $183,767  $200,213
Cost of revenues............   166,303   149,637   147,214   140,926   154,773
Selling, general and
 administrative expenses....    42,238    37,190    34,976    34,114    36,161
Depreciation and
 amortization of intangible
 assets.....................    10,656     9,501     9,112     9,228     9,827
                              --------  --------  --------  --------  --------
Income (loss) from
 operations.................    14,269     6,637     6,137      (501)     (548)
Other income, net...........        --        --        --       800        --
Interest expense, net.......     9,167     8,599     9,631     9,182     9,170
                              --------  --------  --------  --------  --------
Income (loss) before
 provision for (benefit
 from)
 income taxes...............     5,102    (1,962)   (3,494)   (8,883)   (9,718)
Provision for (benefit from)
 income taxes...............    (2,016)      282       360     4,845    (2,775)
                              --------  --------  --------  --------  --------
Net income (loss)...........  $  7,118  $ (2,244) $ (3,854) $(13,728) $ (6,943)
                              ========  ========  ========  ========  ========
Basic earnings (loss) per
 share......................  $   0.60  $  (0.25) $  (0.42) $  (1.42) $  (0.77)
                              ========  ========  ========  ========  ========
Diluted earnings (loss) per
 share......................  $   0.59  $  (0.25) $  (0.42) $  (1.42) $  (0.77)
                              ========  ========  ========  ========  ========
Weighted average number of
 common shares outstanding..    11,085    10,649    10,309     9,959     9,653
                              ========  ========  ========  ========  ========
Weighted average common
 shares plus potentially
 dilutive common shares.....    11,305    10,649    10,309     9,959     9,653
                              ========  ========  ========  ========  ========
Financial Data:
Earnings before interest,
 taxes, depreciation and
 amortization (EBITDA)......  $ 24,925  $ 16,138  $ 15,249  $  9,527  $  9,279
Working capital.............  $(33,474) $ 14,565  $ 11,245  $ 10,448  $ 14,245
Total assets................  $149,568  $145,247  $145,910  $147,850  $177,997
Debt........................  $ 67,727  $ 74,797  $ 74,032  $ 73,707  $ 75,373
Stockholders' equity........  $ 41,635  $ 34,171  $ 36,310  $ 40,024  $ 53,584

  No cash dividends have been declared on the Company's common stock.

  Provision for (benefit from) income taxes. The 1997 provision for income taxes was primarily due to an increase in the valuation allowance for deferred taxes. The 2000 benefit from income taxes was primarily due to the partial reversal of this valuation reserve. See item captioned Income Taxes in Item 7, Management's Discussion and Analysis of Financial Condition.

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

                                        Percentage Of Total Revenues
                                        ------------------------------------
                                              Twelve-month Year
                                             Ended December 31,
                                        ------------------------------------
                                        2000   1999    1998    1997    1996
                                        -----  -----   -----   -----   -----
Revenues............................... 100.0% 100.0%  100.0%  100.0%  100.0%
Cost of revenues:
  Disposal costs paid to third
   parties.............................  10.9   12.5    14.3    13.9    13.8
  Other costs..........................  60.3   61.2    60.3    62.8    63.4
                                        -----  -----   -----   -----   -----
    Total cost of revenues.............  71.2   73.7    74.6    76.7    77.2
Selling, general and administrative
 expenses..............................  18.1   18.3    17.7    18.6    18.2
Depreciation and amortization of
 intangible assets.....................   4.6    4.7     4.6     5.0     4.9
                                        -----  -----   -----   -----   -----
Income (loss) from operations..........   6.1    3.3     3.1    (0.3)   (0.3)
Other income, net......................    --     --      --     0.4      --
Interest expense, net..................   3.9    4.3     4.9     4.9     4.6
                                        -----  -----   -----   -----   -----
Income (loss) before provision for
 (benefit from) income taxes...........   2.2   (1.0)   (1.8)   (4.8)   (4.9)
Provision for (benefit from) income
 taxes.................................  (0.8)   0.1     0.2     2.7    (1.4)
                                        -----  -----   -----   -----   -----
  Net income (loss)....................   3.0%  (1.1)%  (2.0)%  (7.5)%  (3.5)%
                                        =====  =====   =====   =====   =====

  Revenues for 2000 were $233,466,000 up $30,501,000 or 15.0% compared to revenues of $202,965,000 for 1999. Of the total revenue increase for the year, approximately 52% came from site services, which includes higher margin emergency response events, and 48.0% came from transportation and disposal services. The volume of waste processed through the Company's facilities increased 16.9%. The pricing of waste processed was flat. The Company cannot predict whether or not recent trends in volumes or pricing will continue.

  Revenues for 1999 were $202,965,000 as compared to $197,439,000 for 1998, an increase of $5,526,000 or 2.8%. Of the total revenue increase for the year, approximately $7,722,000 came from site services, due to a greater amount of services performed, which was partially offset by a $2,196,000 decrease in transportation and disposal services. The acquisition of the Texas Transportation and Brokerage Divisions of American Ecology Environmental Services resulted in a 0.4% increase in revenues. The volume of waste processed through the Company's facilities declined by 8.1%. Most of the decrease in the volume of waste processed through the Company's facilities was due to the Company's decision to increase the selling prices on certain waste streams that were determined to be unprofitable or only marginally profitable. Pricing on waste processed through the Company's facilities decreased by 3.3%.

  In June 2000, a major competitor of the Company, Safety-Kleen Corp., announced that it had filed for Chapter 11 bankruptcy protection. The Company does not believe that revenues for the year ended December 31, 2000 were significantly impacted by Safety-Kleen's announcement.

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

  Cost of Revenues. Cost of revenues was $166,303,000 for 2000 compared to $149,637,000 for 1999, an increase of $16,666,000. As a percentage of revenues, cost of revenues decreased from 73.7% for 1999 to 71.2% for 2000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 12.5% for 1999 to 10.9% for 2000. This decrease was due to disposal revenues decreasing as a percentage of total revenues due to the revenue mix, and to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues declined from 61.2% for 1999 to 60.3% for 2000. This decrease was primarily due to increased margins on site service work performed due to the mix of jobs performed and due to increased margins on waste processed through the Company's facilities due to the increase in the volume of waste processed and fixed cost nature of the facilities.

  Cost of revenues was $149,637,000 for 1999 compared to $147,214,000 for 1998. As a percentage of revenues, cost of revenues decreased from 74.6% for 1998 to 73.7% for 1999. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties declined from 14.3% for 1998 to 12.5% for 1999. The costs of sending waste to third parties decreased as a percentage of revenues primarily due to the decline in the volume of waste processed by the Company and the decrease in the proportion of disposal revenues to total revenues. In addition, the Company has continued to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In 1999, other costs of revenues as a percentage of revenues increased largely due to the inclusion of the settlement of an insurance claim in cost of revenues in 1998 for an amount, net of legal expenses of $1,168,000.

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

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $42,238,000 for 2000 from $37,190,000 for 1999, an increase of $5,048,000 or 13.6%. The increase in amounts earned under management incentive and commission plans due to improved results of operations and increased sales, as well as 401(K) contributions linked to the Company's performance, accounted for the largest portion of the increase in selling, general and administrative expenses. The next largest components of the increase resulted from increases in headcount due to higher levels of revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. Strategic initiatives related to e-commerce and Harbor Industrial Services also resulted in increases in selling, general and administrative expenses. Partially offsetting these increases were decreases achieved across a number of expense categories through cost reductions.

  Selling, general and administrative expenses increased to $37,190,000 in 1999 from $34,976,000 in 1998 an increase of $2,214,000 or 6.3%. In the third quarter of 1998, the Company formed Harbor Management Consultants and in the second quarter of 1999 initiated Harbor Industrial Services. Just under a majority of the increase in selling, general and administrative expenses for 1999 as compared to 1998 is due to expenses of these new divisions. Salaries and benefits increased due to increases in headcount due to higher revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. Expenses relating to information technologies increased due to initiatives to improve the quality of management information. Partially offsetting these increases were decreases achieved across a number of expense categories through cost reductions.

  Interest Expense, Net. Interest expense increased from $8,599,000 in 1999 to $9,167,000 in 2000. A large part of the increase was due to interest income of $439,000 recorded on an income tax refund in 1999. The remainder of the increase was due primarily to higher variable interest rates on the revolving credit facility and term notes.

  Interest expense decreased during 1999 to $8,599,000 from $9,631,000 in 1998. A large part of the decrease was due to interest income recorded on an income tax refund. The remainder of the decrease in interest expense was due primarily to decreases in the average balance of loans outstanding.

  Income Taxes. In 2000, an income tax benefit of $2,016,000 was recorded on pre-tax income $5,102,000, for an effective tax rate of (39.5%), as compared to income tax expense of $282,000 that was recorded on a pre-tax loss of $(1,962,000) for an effective tax rate of (14.4%) in 1999, and as compared to tax expense of $360,000 that was recorded on a pre-tax loss of $(3,494,000) for an effective tax rate of (10.3%) for the year ended 1998. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and in 1997, based upon this review, the valuation allowance was increased to cover almost all net deferred tax assets. In 1998 and 1999 the valuation allowance was adjusted so as to reserve all net deferred tax assets. In the fourth quarter of 2000, the Company once again reviewed the valuation allowance for deferred tax assets. Based on the level of earnings for 2000 and management's projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized. Accordingly, the 2000 provision for income taxes included a $2,400,000 benefit related to adjusting the valuation allowance. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. The 1998 tax expense consists of $247,000 of state income tax expense, which was primarily due to tangible property taxes and net worth taxes that are levied as a component of state income taxes, and providing a valuation allowance for $113,000 of additional net deferred tax assets. Income tax expense for the year ended 1999 consists primarily of tangible property and net worth taxes that are levied as a component of state income taxes. Partially offsetting these taxes in 1999 was a $79,000 federal income tax refund that was filed for in 1999. The 2000 tax benefit consists of the $2,400,000 partial reversal of the valuation allowance and an $81,000 federal income tax refund. These benefits were partially offset by $360,000 of tangible property and net worth taxes that are levied as a component of state income taxes and $105,000 of federal alternative minimum taxes.

  The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws. If the Company reports losses in the future, some portion or all of the 2000 benefit of $2,400,000 may be reversed which would increase income tax expense in future years. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the $2,217,000 valuation reserve at December 31, 2000 would be reversed, which would increase net income reported in future periods.

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

  The recently promulgated Maximum Achievable Control Technology ("MACT") rule of the Clean Air Act, places a new set of technology-based emissions standards on incinerators, cement kilns and lightweight aggregate kilns. Although the Company's only impacted facility, its Kimball, Nebraska incinerator, has demonstrated emissions levels that are at or below MACT standards with negligible investments or facility modifications, the Company believes that facilities owned or operated by others may be uneconomic to upgrade to the new MACT standards. Management believes this could result in the closure of facilities, causing a reduction in incineration capacity and lead to improved pricing for incineration. However, no assurance can be given that this will happen.

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

  Typically during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions, and increased possibility of unplanned weather related plant shutdowns. In addition, customer factory closings for the yearend holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

  The Company participates in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructurings during the past several years. Periodically, the Company reviews long-lived assets for financial impairment. At the end of 2000, the Company determined based on this review that no asset write-downs were required; however, if conditions in the industry deteriorate further, certain assets could be determined to be impaired and an asset write-off could be required. Also, industry conditions may result in significant volatility of the Company's common stock price, as well as that of its competitors.

Environmental Contingencies

  While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in increased operating and compliance costs. The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has 100% compliance as its goal.

  This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management believes that in the ordinary course of doing business, companies in the environmental services industry are routinely faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.

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

  Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party at 27 state and federal Superfund sites. Fourteen of these sites involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a former subsidiary of Waste Management, Inc. and one site involves a subsidiary, which the Company acquired from Southdown, Inc., a public company. As part of these acquisitions, ChemWaste and Southdown, Inc. agreed to indemnify the Company with respect to any liability of such subsidiaries for waste disposed of before the Company acquired them. With respect to the other Superfund sites, the Company has established reserves or escrows, which it believes are appropriate, such that any future settlement costs of lawsuits arising from any or all of the 27 Superfund sites are not expected to be material to the Company's operations or financial position. The Company had accrued environmental costs of approximately $144,000 and $285,000 for cleanup of Superfund sites at December 31, 2000 and 1999, respectively.

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

  In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the

ChemWaste site allowed the Company to increase processing capacity at the location and introduce efficiency initiatives relative to collection, transportation, treatment and disposal of routinely created hazardous wastes throughout its facility network. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accruals of $1,729,000 and $1,627,000 relating to this liability at December 31, 2000 and 1999, respectively, which are the unused amounts of a remediation accrual that was established as part of the acquisition of ChemWaste's Chicago Facility. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures, in excess of the amounts accrued, that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be completed.

  The Company acquired its RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio from a subsidiary of Southdown, Inc. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on-site arising from prior ownership, including corrective action. The prior owner of the Woburn facility provided a limited indemnity for any costs or liability arising from contamination on-site due to prior ownership.

  The following table summarizes non-reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company's facilities for the years ended December 31, (in thousands):

                                                                 2000 1999 1998
                                                                 ---- ---- ----
     Environmental expenditures capitalized..................... $ 92 $274 $674
     Environmental expenses incurred............................  225   37   95
                                                                 ---- ---- ----
                                                                 $317 $311 $769
                                                                 ==== ==== ====

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

  The Company was also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which was estimated to be approximately $2,000,000, by, among other things, performing site services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts and credits to PECO totaling $908,000 through August 2, 1999. The Company and PECO then negotiated an amendment to their 1994 agreement, whereby the Company's responsibility for its share of the cost of site studies was capped at $1,733,000. The Company had accrued $825,000 relating to this liability at December 31, 1999. The $825,000 balance owed under the amendment was paid in 2000.

  Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the EPA, are conducting an inquiry concerning certain railcars, which were destined for the Company's Kimball, Nebraska incinerator. Several railcars containing waste materials generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad Company. The Company has cooperated fully with federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, assurances cannot be given that the government authorities may not reach a different conclusion or attempt to levy penalties.

Liquidity and Capital Resources

  For the year ended December 31, 2000, the Company generated $13,569,000 of cash from operations. Sources of cash consisted primarily of $7,118,000 of net income for the period and non-cash expenses of $10,656,000 for depreciation and amortization, $684,000 for the allowance for doubtful accounts and $345,000 for the amortization of deferred financing costs. Partially offsetting the non-cash expenses of $11,685,000 was a non-cash tax benefit related to the partial reversal of the valuation allowance for deferred taxes of $2,400,000 and a $70,000 gain on sale of fixed assets. Additional sources of cash from operations totaled $2,686,000 and consisted primarily of increases in other accrued expenses, accrued disposal costs and accounts payable. These increases in accrued expenses and accounts payable were primarily due to the greater amount of business performed in the fourth quarter of 2000 as compared to the fourth quarter of 1999. Partially offsetting these sources of cash were uses of cash from operations which totaled $5,450,000 and consisted primarily of a $4,105,000 increase in accounts receivable which was due to the greater amount of business performed in the fourth quarter of 2000 as compared to the fourth quarter of 1999.

  The Company defines free cash flow as cash provided by operations less cash required to maintain property, plant and equipment and additions to permits. In 2000, additions to property, plant and equipment totaled $7,403,000 which consisted of approximately $2,500,000 relating to the purchase of vehicles and rolling stock that had previously been leased under operating leases and approximately $4,900,000 in expenditures to maintain property, plant and equipment. The purchase of the vehicles and rolling stock was financed by borrowings under a $3,000,000 term note. Additions to permits were $92,000. The Company utilized the approximately $8,577,000 of free cash flow together with the $500,000 in term note borrowings in excess of vehicles and rolling stock purchased, a net reduction in restricted cash of $384,000, proceeds from the employee stock purchase plan of $154,000, proceeds from the exercise of stock options of $156,000, proceeds from the sale of fixed assets of $148,000 and a $154,000 reduction in cash on hand to reduce debt by $10,070,000.

  The Company expects 2001 capital expenditures to be approximately $7,500,000. This consists of $5,000,000 that is required to maintain existing property, plant and equipment and $2,500,000 of strategic initiatives to expand the Company's capabilities. The Company believes that it has all of the facilities required for the foreseeable future. Thus, capital expenditures are expected to be limited to maintaining existing capital assets, replacing site services equipment, upgrading information technology hardware and software, and specific strategic initiatives. The Company continues to evaluate potential acquisitions and opening additional site services offices within and next to the Company's service areas. Thus, it is possible that capital additions could exceed the $7,500,000 currently planned.

  The goal of the Company is to maximize shareholder value over time. The Company believes that shareholder value will be maximized by using free cash flow to make strategic investments in fixed assets to expand the Company's capabilities, to expand operations within or contiguous to the regions in which it operates, to expand its capabilities through acquisitions and to reduce debt. However, no assurance can be given that the Company will be able to generate free cash flow in the future.

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

  For the year ended December 31, 1999, the Company had proceeds of $1,225,000 from the sales and maturities of restricted investments, which was almost completely due to the release of restricted funds that were held in a debt service reserve fund at December 31, 1998. These proceeds together with cash from operations and financing activities were used to acquire property, plant and equipment of $5,080,000, to acquire two divisions of American Ecology Environmental Services Corporation for $1,900,000 and to increase the amount of cash and cash equivalents by $888,000.

  As amended, the Company had at December 31, 2000, a $33,500,000 Loan Agreement (the "Loan Agreement") with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver"), a $6,000,000 term promissory note (the "Term Note"), and a $3,000,000 term promissory note (the "2000 Term Note"). In May 1999, the Term Note was amended. The Term Note as amended allowed the Company to increase the amount borrowed under the Term Note by $4,139,000 from the $1,861,000 owed prior to the amendment of the Term Note to the $6,000,000 principal amount of the Term Note as amended. The Term Note had monthly principal payments of $100,000 with the last payment due in May, 2004. In March of 2000, the Loan Agreement was amended and an additional term promissory note, the 2000 Term Note, was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds provided from the 2000 Term Note have been used primarily to purchase vehicles and rolling stock that the Company previously leased under operating leases. The Revolver allowed the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 2000 and 1999, funds available to borrow under the Revolver were $12,760,000 and $8,603,000, respectively. The Revolver requires the Company to pay a line fee of one- half of one percent on the unused portion of the line. In March 2000, the term of the Revolver was extended from May 8, 2001 to May 8, 2003.

  The Loan Agreement allowed for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the term notes to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement was collateralized by substantially all of the Company's assets, and the Loan Agreement provided for certain covenants including, among others, maintenance of a minimum level of working capital and adjusted net worth. The Loan Agreement as amended in March 2000 redefined the working capital covenant to specifically exclude the Senior Notes as a component of working capital and required that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth. At December 31, 2000, the Company had working capital and adjusted net worth of $16,526,000 and $41,635,000, respectively. The Company was required to maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first half of 1999 and the first quarter of 2000, the Company violated this covenant, which was waived by the financial institution through May 15, 1999 and 2000, respectively. Since May 15, 2000 the Company has been in compliance with this covenant.

  In 1996 the Company assumed $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"). In connection with the issuance of the Bonds, the Company entered into a facilities lease with the City of Kimball, whereby the City acquired a leasehold interest in the facility and the Company leased the facility back from the City. The Company retains title to the facility. The Bonds were issued at 100% of their principal value. The Bonds are not redeemable prior to September 1, 2006. From that date until September 1, 2008, the Bonds are redeemable at a premium. After September 1, 2008, the Bonds are redeemable at par. Sinking fund payments began on September 1, 1999 in the amount of $100,000 annually and continue in this amount until the year 2008, when the annual sinking fund payment will gradually increase.

  Effective June 1, 2000, the Bond Documents were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company's total debt to total capital (debt plus stockholders' equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011).

  The amended Bond Documents require that the Company make six equal monthly payments of $125,000 each for a total of $750,000 into a debt service reserve fund held by the trustee, if either of the following occurs: (i) the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total interest (the "EBITDA coverage ratio") for most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company's ratio of debt to total capital at the end of such fiscal year is greater than 65%. The amended bond documents required that the Company satisfy these ratios retroactively to December 31, 1999. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents required that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000, for total of $750,000. In addition to the $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company's additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 1999 was 1.39 to 1.0, and the Company was therefore not required to make any such additional payments into the debt service reserve fund based upon the Company's EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund described above.

  As of December 31, 2000, Bank Debt totaled $7,927,000 which was less than the $35,000,000 allowed; the Company's total debt to total capital ratio was 61.9% which is less than the 72.0% allowed; and the EBITDA coverage ratio was
2.24 to 1.0 which is greater than the 1.50 to 1.0 required. The Company expects to be in compliance with the Bond covenants at December 31, 2001. Under the Bond covenants, if the Company attains an EBITDA coverage ratio at the end of a calendar year of greater than 1.5 to 1.0, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company's general use. The Bond Documents require that a minimum balance of $750,000 be maintained in the debt service reserve fund until the Bonds mature.

  The Company has outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). The Senior Notes are not collateralized, and the Senior Note indenture does not provide for the maintenance of certain financial covenants, although it does limit, among other things, the issuance of additional debt by the Company or its subsidiaries and the payment of dividends on, and redemption of, capital stock of the Company and its subsidiaries. Interest is paid twice each year on the Senior Notes. The Senior Notes require that the Company provide not less than 30-day prior notice if the Senior Notes are to be redeemed prior to the due date. Notice of redemption has been given to the holders of the Senior Notes, providing for redemption on April 30, 2001. As described below, on April 12, 2001, the Company signed two agreements with lenders which provide that such lenders will provide the funds required to redeem the Senior Notes on the redemption date.

  As described previously, the Company had at December 31, 2000 a $33,500,000 Loan Agreement (the "Loan Agreement") with a financial institution (the "Lender"). The Loan Agreement provided for a $24,500,000 revolving credit facility (the "Revolver"), a $6,000,000 term promissory note (the "Term Note"), and a $3,000,000 term promissory note (the "2000 Term Note"). On April 12, 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the "Amended Loan Agreement") with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 12, 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement required the payment on April 12 of the then $3,800,000 outstanding balance on the Term Note and provided for the issuance of a new $19,000,000 term promissory note (the "Term Note B"). On April 12, 2001, $4,000,000 was advanced under Term Note B to pay the Term Note and other amounts then borrowed by the Company. The Amended Loan Agreement provides for the $15,000,000 balance of Term Note B to be advanced on April 30 to redeem the Senior Notes on that date, provided the representations of the Company in the Amended Loan Agreement remain true and correct in all material respects, the Company is not then in default of the Amended Loan Agreement, and the Company has then issued the Subordinated Notes described below. The interest rate for Term Note B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. The terms of the 2000 Term Note remain unchanged.

  The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the "prime" rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company's assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of liabilities under the Amended Loan Agreement and the Subordinated Note Agreement. The Company had $18,726,000 of working capital calculated on a pro forma basis as if the redemption had taken place on December 31, 2000. The net worth covenant requires that the Company maintain $35,000,000 of net worth until the Subordinated Notes described below are funded and, once the Notes are funded, the net worth covenant requires adjusted net worth, defined as net worth plus the the balance owned on the Subordinated Notes, to be greater than $60,000,000. At December 31, 2000, the pro forma adjusted net worth calculated as if the redemption had taken place on December 31, 2000 was $76,635,000. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended December 31, 2000, the Company reported EBITDA of $24,925,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At December 31, 2000, the pro forma ratio calculated as if the redemption had taken place on December 31, 2000 was 1.33 to 1.0. The Amended Loan Agreement also has conditions precedent to making loans (including the Revolver) including no material adverse change in assets, business or prospects of the Company.

  On April 12, 2001, the Company also signed a Securities Purchase Agreement (the "Subordinated Note Agreement") providing for the Company to issue on April 30, 2001, $35,000,000 of 16% Senior Subordinated Notes (the "Subordinated Notes"). Until October 30, 2006, the Company, at its option, may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company will issue detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement calls for the $35,000,000 to be advanced on April 30, 2001 in order to redeem the Senior Notes. The Subordinated Note Agreement contains conditions of closing the most restrictive of which are that representations by the Company in the Agreement remain true, that the Company have not less than $3,500,000 available under the Revolver on

April 30, 2001, and that no material adverse change shall have occurred prior to April 30, 2001 in the business and financial condition of the Company. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

  The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the year ended December 31, 2000, the fixed charge coverage ratio was 1.82 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $27,000,000 for the quarters ending March 31 and June 30, 2001, not less than $30,500,000 for the quarter ending September 30, 2001, not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At December 31, 2000, the tangible capital base was $45,169,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended December 31, 2000, EBITDA was $24,925,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt currently consists of debt issued under the Amended Loan Agreement. At December 31, 2000, the pro forma priority debt to EBITDA ratio calculated as if the redemption had taken place on December 31, 2000 was 1.33 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to
1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At December 31, 2000 the total liabilities to tangible capital base ratio was 1.61 to 1.0.

  The Company believes that cash generated from operations in the future together with availability under its Revolver will be sufficient to operate the business and fund capital expenditures. In addition, the Company believes that interest expense in 2001 will be somewhat higher than in 2000 with an increase in interest expense due to higher average interest rates being partially offset by lower average debt outstanding.

  Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. Since March 1995, the Company has been required to pay the dividends in common stock due to restrictions under its loan agreements. The Company issued a total of 227,000 shares of common stock to the holders of the preferred stock for the year 2000. The Company anticipates that commencing in the third quarter of 2001 the preferred stock dividends will be paid in cash.

New Accounting Pronouncements

  In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's results of operations or its financial position.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the Commission's guidelines. SAB 101 became effective in the fourth quarter of 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company manages its interest rate exposure by borrowing at fixed rates for longer time horizons to finance non-current assets and by borrowing at variable rates for working capital and other short term needs. As previously discussed, the Company has outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001. The Senior Notes require that the Company provide not less than 30-day notice if the Senior Notes are to be redeemed prior to the due date. Notice of redemption has been given to the holders of the Senior Notes, providing for redemption on April 30, 2001. The following table provides information regarding the Company's fixed rate borrowings assuming that the Senior Notes are redeemed as expected and partially replaced with $35,000,000 of Subordinated Notes (dollars in thousands):

Scheduled Maturity Dates        2001  2002  2003  2004  2005  Thereafter  Total
------------------------        ----  ----  ----  ----  ----  ---------- -------
Economic Development Revenue
 Bonds........................  $100  $100  $100  $100  $100   $ 9,300   $ 9,800
Subordinated Notes............    --    --    --    --    --    35,000    35,000
                                ----  ----  ----  ----  ----   -------   -------
Total.........................  $100  $100  $100  $100  $100   $44,300   $44,800
                                ====  ====  ====  ====  ====   =======   =======
Weighted average interest rate
 on fixed rate borrowings
 excluding amortization of
 debt discount for warrants
 issued.......................  13.8% 14.9% 14.9% 14.9% 14.9%
                                ====  ====  ====  ====  ====

  In addition to the fixed rate borrowings described in the table above, the Company had at December 31, 2000 borrowings at variable interest rates of $7,927,000 under the Revolver and Term Notes which bear interest at the "prime" rate (9.50% at December 31, 2000) plus 1.5% or at the Eurodollar rate (6.64% at December 31, 2000) plus 3.0%. As previously discussed, notice of redemption has been given to the holders of the Senior Notes. The redemption of the Senior Notes is expected to result in a larger amount of variable rate debt being outstanding in 2001 as compared to the amount of variable rate debt outstanding at December 31, 2000. If the redemption of the Senior Notes had occurred on December 31, 2000, the amount of variable rate debt outstanding at December 31, 2000 would have been $22,927,000. The following table presents hypothetical situations of the amount of interest expense that would be incurred in 2001 if the redemption had taken place December 31, 2000, assuming that this amount remained outstanding for the entire year and assuming three scenario for interest rates: (i) interest rates remain unchanged from those on December 31, 2000, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

                            Pro Forma   Interest if       Interest if       Interest if
                            Principal  Interest Rates   Interest Rates    Interest Rates
   Description of Debt       Balance  Remain Unchanged Increase 200 b.p. Decrease 200 b.p.
   -------------------      --------- ---------------- ----------------- -----------------
   Term Note B.............  $19,000       $2,470           $2,850            $2,280
   2000 Term Note..........    2,333          225              271               178
   Revolver................    1,594          171              203               139
                             -------       ------           ------            ------
   Total...................  $22,927       $2,866           $3,324            $2,597
                             =======       ======           ======            ======

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
February 6, 2001 (except for Note 16, as to which
             the date is April 12, 2001)

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands except per share amounts)

                                                    For the years ended
                                                        December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Revenues........................................ $233,466  $202,965  $197,439
Cost of revenues................................  166,303   149,637   147,214
Selling, general and administrative expenses....   42,238    37,190    34,976
Depreciation and amortization of intangible
 assets.........................................   10,656     9,501     9,112
                                                 --------  --------  --------
Income from operations..........................   14,269     6,637     6,137
Interest expense, net...........................    9,167     8,599     9,631
                                                 --------  --------  --------
Income (loss) before provision for (benefit
 from) income taxes.............................    5,102    (1,962)   (3,494)
Provision for (benefit from) income taxes.......   (2,016)      282       360
                                                 --------  --------  --------
Net income (loss)............................... $  7,118  $ (2,244) $ (3,854)
                                                 ========  ========  ========
Basic earnings (loss) per share................. $   0.60  $  (0.25) $  (0.42)
                                                 ========  ========  ========
Diluted earnings (loss) per share............... $   0.59  $  (0.25) $  (0.42)
                                                 ========  ========  ========
Weighted average common shares outstanding......   11,085    10,649    10,309
                                                 ========  ========  ========
Weighted average common shares outstanding plus
 potentially dilutive common shares.............   11,305    10,649    10,309
                                                 ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (dollars in thousands)

                                                               As of December
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
Current assets:
  Cash and cash equivalents.................................. $  2,629 $  2,783
  Restricted cash or investments.............................      768    1,116
  Accounts receivable, net of allowance for doubtful accounts
   of $1,549 and $1,157, respectively........................   47,201   43,780
  Prepaid expenses...........................................    1,563    1,094
  Supplies inventories.......................................    3,379    2,808
  Income tax receivable......................................      203      122
  Deferred tax assets........................................    2,400       --
                                                              -------- --------
    Total current assets.....................................   58,143   51,703
                                                              -------- --------
Property, plant and equipment:
  Land.......................................................    8,478    8,478
  Buildings and improvements.................................   42,700   40,612
  Vehicles and equipment.....................................   90,794   84,528
  Furniture and fixtures.....................................    2,225    2,219
  Construction in progress...................................      794    1,224
                                                              -------- --------
                                                               144,991  137,061
  Less--accumulated depreciation and amortization............   89,389   80,849
                                                              -------- --------
                                                                55,602   56,212
                                                              -------- --------
Other assets:
  Goodwill, net..............................................   19,799   20,566
  Permits, net...............................................   11,667   12,633
  Other......................................................    4,357    4,133
                                                              -------- --------
                                                                35,823   37,332
                                                              -------- --------
    Total assets............................................. $149,568 $145,247
                                                              ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                                             As of December
                                                                   31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Current liabilities:
  Current maturities of long-term obligations.............. $ 52,300  $  1,300
  Accounts payable.........................................   19,100    17,830
  Accrued disposal costs...................................    7,479     6,591
  Other accrued expenses...................................   12,601    11,360
  Income taxes payable.....................................      137        57
                                                            --------  --------
    Total current liabilities..............................   91,617    37,138
                                                            --------  --------
Other liabilities:
  Long-term obligations, less current maturities...........   14,958    72,683
  Other....................................................    1,358     1,255
                                                            --------  --------
    Total other liabilities................................   16,316    73,938
                                                            --------  --------
Commitments and contingent liabilities (Notes 5, 7, 9, 10,
 11 and 16)
Stockholders' equity:
  Preferred stock, $.01 par value:
  Series A convertible preferred stock:
    Authorized 2,000,000 shares; issued and outstanding--
     none..................................................       --        --
  Series B convertible preferred stock:
    Authorized 156,416 shares; issued and outstanding
     112,000 shares (liquidation preference of
     $5,600,000)...........................................        1         1
  Common stock, $.01 par value:
    Authorized 20,000,000 shares; issued and outstanding
     11,216,107 and 10,798,007 shares, respectively........      112       108
  Additional paid-in capital...............................   61,999    61,245
  Accumulated other comprehensive loss.....................       --       (36)
  Accumulated deficit......................................  (20,477)  (27,147)
                                                            --------  --------
    Total stockholders' equity.............................   41,635    34,171
                                                            --------  --------
    Total liabilities and stockholders' equity............. $149,568  $145,247
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                      For the years ended
                                                         December 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
Cash flows from operating activities:
 Net income (loss)................................. $ 7,118  $(2,244) $(3,854)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization...................  10,656    9,501    9,112
   Allowance for doubtful accounts.................     684      683      559
   Amortization of deferred financing costs........     345      344      490
   Deferred income taxes...........................  (2,400)      --      113
   (Gain) loss on sale of fixed assets.............     (70)      --       15
   Changes in assets and liabilities, net of
    acquisition:
     Accounts receivable...........................  (4,105)  (2,800)  (4,132)
     Prepaid expenses..............................    (469)    (155)     579
     Supplies inventories..........................    (571)      50      (47)
     Income tax receivable.........................     (81)   1,114      433
     Other assets..................................    (224)     463     (198)
     Accounts payable..............................     374     (231)   4,107
     Accrued disposal costs........................     888      256     (765)
     Other accrued expenses........................   1,241     (769)  (2,573)
     Income taxes payable..........................      80        7       40
     Other liabilities.............................     103     (113)      17
                                                    -------  -------  -------
     Net cash provided by operating activities.....  13,569    6,106    3,896
                                                    -------  -------  -------
Cash flows from investing activities:
 Additions to property, plant and equipment........  (7,403)  (5,080)  (4,534)
 Acquisition.......................................      --   (1,900)      --
 Proceeds from sales and maturities of restricted
  investments......................................   1,152    1,225      150
 Cost of restricted investments purchased..........    (768)      --   (1,425)
 Proceeds from sale of fixed assets................     148       --       83
 Increase in permits...............................     (92)    (359)    (674)
                                                    -------  -------  -------
     Net cash used in investing activities.........  (6,963)  (6,114)  (6,400)
                                                    -------  -------  -------
Cash flows from financing activities:
 Payments on long-term obligations.................  (1,867)  (3,050)  (4,037)
 Net borrowings (payments) under long-term
  revolver.........................................  (8,203)    (324)   4,363
 Issuance of long-term debt........................   3,000    4,139       --
 Proceeds from employee stock purchase plan........     154      131      133
 Proceeds from exercise of stock options...........     156       --        5
                                                    -------  -------  -------
     Net cash provided by (used in) financing
      activities...................................  (6,760)     896      464
                                                    -------  -------  -------
Increase (decrease) in cash and cash equivalents...    (154)     888   (2,040)
Cash and cash equivalents, beginning of year.......   2,783    1,895    3,935
                                                    -------  -------  -------
Cash and cash equivalents, end of year............. $ 2,629  $ 2,783  $ 1,895
                                                    =======  =======  =======

Supplemental information:
Cash payments (receipts) for interest and income
 taxes:
 Interest, net..................................... $ 9,172  $ 7,463  $ 9,967
 Income taxes, net.................................     381   (1,236)    (201)
Non cash investing and financing activities:
 Stock dividend on preferred stock................. $   448  $   448  $   448
 Property, plant & equipment accrued...............     896      194      131

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                            Series B
                           Preferred
                             Stock     Common Stock                           Accumulated
                          ------------ ------------                              Other       Retained
                          Number $0.01 Number $0.01 Additional Comprehensive Comprehensive  Earnings/       Total
                            of    Par    of    Par   Paid-in      Income        Income     (Accumulated Stockholders'
                          Shares Value Shares Value  Capital      (Loss)        (Loss)       Deficit)      Equity
                          ------ ----- ------ ----- ---------- ------------- ------------- ------------ -------------
Balance at December 31,
 1997...................   112    $ 1  10,101 $101   $60,087           --        $(12)       $(20,153)     $40,024
 Net loss...............    --     --      --   --        --      $(3,854)         --          (3,854)      (3,854)
 Other comprehensive
   loss, net of tax
 Unrealized holding
  gains arising in the
  period................    --     --      --   --        --            2          --              --           --
 Reclassification
  adjustment for gains
  included in net loss..    --     --      --   --        --           --          --              --           --
                                                                  -------
 Other comprehensive
  income................    --     --      --   --        --            2           2              --            2
                                                                  -------
 Comprehensive loss.....    --     --      --   --        --      $(3,852)         --              --           --
                                                                  =======
 Preferred stock
  dividends:
 Series B...............    --     --     229    2       446           --          --            (448)          --
 Employee stock purchase
  plan..................    --     --      88    1       132           --          --              --          133
 Proceeds from exercise
  of stock options......    --     --       3   --         5           --          --              --            5
                           ---    ---  ------ ----   -------      -------        ----        --------      -------
Balance at December 31,
 1998...................   112    $ 1  10,421 $104   $60,670           --        $(10)       $(24,455)     $36,310
 Net Loss...............    --     --      --   --        --      $(2,244)         --          (2,244)      (2,244)
 Other comprehensive
   loss, net of tax
 Unrealized holding
  gains arising in the
  period................    --     --      --   --        --           --          --              --           --
 Unrealized losses on
  securities, net of
  reclassification
  adjustment............           --      --   --        --          (26)         --              --           --
                                                                  -------
 Other comprehensive
  loss..................    --     --      --   --        --          (26)        (26)             --          (26)
                                                                  -------
 Comprehensive loss.....    --     --      --   --        --      $(2,270)         --              --           --
                                                                  =======
 Preferred stock
  dividends:
 Series B...............    --     --     279    3       445           --          --            (448)          --
 Employee stock purchase
  plan..................    --     --      98    1       130           --          --              --          131
                           ---    ---  ------ ----   -------      -------        ----        --------      -------
Balance at December 31,
 1999...................   112    $ 1  10,798 $108   $61,245           --        $(36)       $(27,147)     $34,171
 Net Income.............    --     --      --   --        --      $ 7,118          --           7,118        7,118
 Other comprehensive
   income, net of tax
 Unrealized holding
  gains arising in the
  period................    --     --      --   --        --           --          --              --           --
 Reclassification
  adjustment for losses
  included in net
  income................    --     --      --   --        --           36          --              --           --
                                                                  -------
 Other comprehensive
  income................    --     --      --   --        --           36          36              --           36
                                                                  -------
 Comprehensive income...    --     --      --   --        --      $ 7,154          --              --           --
                                                                  =======
Preferred stock
 dividends:
 Series B...............    --     --     227    2       446           --          --            (448)          --
 Employee stock purchase
  plan..................    --     --     115    1       153           --          --              --          154
 Proceeds from exercise
  of stock options......    --     --      76    1       155           --          --              --          156
                           ---    ---  ------ ----   -------      -------        ----        --------      -------
Balance at December 31,
 2000...................   112    $ 1  11,216 $112   $61,999           --        $ --        $(20,477)     $41,635
                           ===    ===  ====== ====   =======      =======        ====        ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

  Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provide a broad range of environmental services including: industrial waste management services involving transportation, treatment and disposal of industrial wastes; site services provided at customer sites; industrial cleaning and maintenance; and specialized handling of laboratory chemicals and household hazardous wastes. The Company provides these services to a diversified customer base across the United States, primarily in the Northeast, Mid-Atlantic, Midwest and Western Regions.

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

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(2) SIGNIFICANT ACCOUNTING POLICIES--(Continued)


 (g) Investments

  Debt securities are classified as "available for sale" or "held to maturity." Available for sale securities are recorded at fair value with the offsetting unrealized gain or loss included, net of tax, in stockholders' equity. Held to maturity securities are recorded at amortized cost.

 (h) Supplies inventory

  Supplies inventory, stated at the lower of cost or market, is charged to operations on a first-in, first-out basis.

 (i) Property, Plant and Equipment

  Property, plant and equipment are stated at cost. The Company depreciates and amortizes the cost of these assets, less the estimated salvage value, using the straight-line method as follows:

                                                                      Estimated
     Asset Classification                                            Useful Life
     --------------------                                            -----------
     Buildings and improvements..................................... 5-30 years
     Vehicles and equipment......................................... 3-15 years
     Furniture and fixtures.........................................  5-8 years

  Leaseholds are amortized over the shorter of the life of the lease or the asset. Depreciation expense includes depreciation of property, plant and equipment, and equipment capitalized under capital leases. Depreciation expense was $8,831,000 for 2000, $7,694,000 for 1999 and $7,461,000 for 1998.
Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

  Repairs and maintenance costs are expensed as incurred.

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

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(2) SIGNIFICANT ACCOUNTING POLICIES--(Continued)


 (m) Letters of Credit

  The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure as described in Note 5. In addition the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2000 and 1999, the Company had outstanding letters of credit amounting to $10,347,000 and $6,299,000, respectively.

  As of December 31, 2000, the Company had no significant concentrations of credit risk.

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

 (o) Reclassifications

  Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 2000 presentation.

(3) ACQUISITION

  On May 25, 1999, the Company acquired the assets of the Texas Transportation and Brokerage Divisions of American Ecology Services Corporation for a cash price of $1,900,000. The divisions operate out of locations in Dallas and Houston, Texas. The divisions provide waste management services primarily to small quantity generators throughout Texas and transportation services for both solid and liquid wastes. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values of assets acquired at the date of acquisition. The acquisition resulted in $272,000 of acquired goodwill, which is being amortized on the straight-line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date. The acquisition did not materially affect revenues or results of operations for the years ended December 31, 2000 and 1999.

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

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash and cash equivalents approximate fair value. The fair value of restricted investments is based on quoted market prices for these securities. The fair values of the Company's bank borrowings approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair values of the Company's senior notes and industrial development revenue bonds (the "Bonds") cannot be determined, since there is no active market in these securities. At December 31, 2000 and 1999, the estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                        Net
                                                     Carrying  Fair  Unrealized
                                                      Amount  Value     Loss
                                                     -------- ------ ----------
   December 31, 2000
     Cash and cash equivalents......................  $2,629  $2,629    $ --
     Restricted cash and cash equivalents...........     768     768      --
     Senior Notes and Bonds for which no quoted
      market prices
      are available.................................  59,800      --      --
     Other long-term obligations....................   7,827   7,827      --
   December 31, 1999
     Cash and cash equivalents......................  $2,783  $2,783    $ --
     Restricted investments available for sale......     840     840     (55)
     Restricted investments held to maturity........     276     276      --
     Long-term obligations for which no quoted
      market prices
      are available.................................  59,900      --      --
     Other long-term obligations....................  14,897  14,897      --


  Restricted cash and cash equivalents at December 31, 2000, as further discussed in Note 9, consists of investments in money market funds held in a debt service reserve fund. Available for sale securities are mortgage backed securities. Held to maturity securities consists primarily of collateralized mortgage obligations. Contractual maturities as of December 31, 1999 range from one to ten years, with the majority being five years or less. As further discussed in Note 5, securities available for sale and held to maturity were sold in 2000 when financial assurance for closure and post closure care of facilities was placed with a qualified insurance company.

(5) RESTRICTED INVESTMENTS

  Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities, should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another company for disposal. The Company had purchased closure insurance from Frontier Insurance Company, as had a number of other companies that operate hazardous waste facilities. In June 2000 due to deteriorating financial condition, Frontier Insurance Company was dropped from the listing of approved sureties. This required any company that had obtained financial assurance through Frontier Insurance Company to obtain financial assurance through some other source within 60 days. In July 2000, the Company obtained the required closure insurance through a qualified insurance company. As part of this transaction, closure insurance that had been placed with a wholly-owned captive insurance company was cancelled and placed with insurance from a third party insurer. The cancellation of the insurance with the wholly-owned captive insurance company allowed for the sale of the previously restricted securities. No restricted securities were held by the wholly-owned captive insurance company at December 31, 2000.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(5) RESTRICTED INVESTMENTS--(Continued)


  At December 31, 1999 the wholly-owned captive insurance company held securities that were restricted for future payment of insurance claims. These securities had an amortized cost of $1,171,000. A valuation allowance of $55,000 was recorded to reflect the fair value of available for sale securities of $840,000. No valuation allowance was required to reflect the fair value of held to maturity securities of $276,000.

  In 2000 as further discussed in Note 9, the Company was required to pay funds into a debt service reserve fund. These funds were restricted as to use and were to provide additional security to the holders of the bonds. At December 31, 2000, these payments plus interest earned totaled $768,000.

(6) INTANGIBLE ASSETS

  Below is a summary of intangible assets at December 31, 2000 and 1999 (in thousands):

                                                                 2000    1999
                                                                ------- -------
     Goodwill.................................................. $28,948 $28,948
     Permits...................................................  20,693  20,601
                                                                ------- -------
                                                                 49,641  49,549
     Less accumulated amortization.............................  18,175  16,350
                                                                ------- -------
                                                                $31,466 $33,199
                                                                ======= =======

  Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. Amounts capitalized as permits were $92,000 and $359,000 in 2000 and 1999, respectively.

  Amortization expense approximated $1,825,000, $1,807,000 and $1,651,000, for the years 2000, 1999, and 1998, respectively.

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS

 (a) Legal Matters

  In the ordinary course of conducting its business, the Company becomes involved in environmentally related lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments against the Company.

  As of December 31, 2000, the Company has been named as a potentially responsible party ("PRP") in a number of lawsuits arising from the disposal of wastes by certain Company subsidiaries at 27 state and federal Superfund sites. Fourteen of these cases involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. ("ChemWaste"), a former subsidiary of Waste Management, Inc. ("Waste Management"). As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Natick and Braintree subsidiaries in these 14 cases, including legal fees and settlement costs. Four cases involve Mr. Frank, Inc. and one case involves Connecticut Treatment Center ("CTC"). Southdown, Inc., from which the Company bought CTC, has agreed to indemnify the Company with respect to any liability for waste disposed of by CTC before the Company acquired CTC, and the sellers of Mr. Frank, Inc. agreed to a limited indemnity against certain environmental liabilities arising from prior operations of Mr. Frank, Inc. Six pending cases involve subsidiaries which the Company acquired in January 1989, when it purchased all of the outstanding shares of ChemClear Inc., a publicly traded

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS--(Continued)

company ("ChemClear"). The Company has also been identified as a PRP at two additional sites at which the Company believes it has no liability.

  Management routinely reviews each Superfund site in which the Company's subsidiaries are involved, considers each subsidiary's role at each site and its relationship to the other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management's judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. The Company had accrued environmental costs, based on the Company's estimate of its expected liability of $144,000 and $285,000 for cleanup of Superfund sites at December 31, 2000 and 1999, respectively. However, Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

  Environmental regulations stipulate the amount of transit and holding time that shipments of hazardous waste are allowed. Certain federal agencies, including the United States Environmental Protection Agency, conducted an inquiry concerning certain railcars which were destined for the Company's Kimball, Nebraska incinerator. Several railcars containing waste materials generated by the Company's waste treatment plants were not delivered to the Company's Sterling, Colorado rail transfer facility in a timely manner by the railroad company. The Company has cooperated fully with the federal and state authorities and has arranged for company personnel to be interviewed and has produced records, documents and other materials concerning the railcars in question. The Company has conducted its own internal investigation and believes that there has been no wrongdoing on the part of the Company with respect to the late delivery of railcars. However, assurances cannot be given that the government authorities may not reach a different conclusion or attempt to levy penalties. The Company is engaged in settlement negotiations with the government.

  In October 1995 an employee was killed in an accident when a drum exploded at a facility in Cincinnati, Ohio operated by a subsidiary, Spring Grove Resource Recovery, Inc. ("Spring Grove"). During 1999 the Company was notified by the Justice Department that the Department believed it had a cause of action against the subsidiary for potential civil and/or criminal violations of its permit issued under the Federal Resources Conservation and Recovery Act of 1976 ("RCRA") as a result of the 1995 accident. The Company has conducted an exhaustive internal review of the circumstances leading up to the accident and believes that the subsidiary did not knowingly violate relevant terms of its RCRA permit. The Company has also engaged the services of external legal and regulatory experts to review the situation and they have also concluded that the available evidence does not support a conclusion that the subsidiary knowingly violated its permit. No assurances can be given, however, that government authorities will not reach a different conclusion and proceed with legal action or attempt to levy penalties. The Company has executed tolling agreements with the government and is presently engaged in discussions with the government in an effort to resolve this matter.

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

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS--(Continued)

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

  In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company's Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $2,000,000 for dismantling and decontaminating the incinerator and other equipment, and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accruals of $1,729,000 and $1,627,000 relating to this liability at December 31, 2000 and 1999, respectively, which are the unused amounts of a remediation accrual plus accrued interest that was established as part of the acquisition of ChemWaste's Chicago Facility. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures in excess of the amount accrued that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be completed.

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

  The following table summaries non-reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company's facilities for the years ended December 31 (in thousands):

                                                                 2000 1999 1998
                                                                 ---- ---- ----
     Environmental expenditures capitalized..................... $ 92 $274 $674
     Environmental expenses incurred............................  225   37   95
                                                                 ---- ---- ----
                                                                 $317 $311 $769
                                                                 ==== ==== ====

  The Company was also involved in a RCRA corrective action investigation at a site in Chester, Pennsylvania owned by PECO Energy Company ("PECO"). The site consists of approximately 30 acres which PECO had leased to various companies over the years. In 1989, the Company acquired by merger a public company named ChemClear Inc., which operated a hazardous waste treatment facility on approximately eight acres of the Chester site leased from PECO. The Company ceased operations at the Chester site, decontaminated the plant and equipment, engaged an independent engineer to certify closure, and obtained final approval from the Pennsylvania regulatory authorities, certifying final closure of the facility. In 1993, the EPA ordered PECO to perform a RCRA corrective action investigation at the Chester site. PECO asked the Company to participate in the site studies, and in October 1994, the Company agreed to be responsible for seventy-five percent of the cost of these studies, which was estimated to be in the range of $2,000,000, by, among other things, performing field

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(7) LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS--(Continued)

services work and analytical services required to complete the site studies and providing other environmental services to PECO at discounted rates. The Company had provided discounts and credits to PECO totaling $908,000 through August 2, 1999. The Company and PECO then negotiated an amendment to their 1994 agreement, whereby the Company's responsibility for its share of the cost of site studies was capped at $1,733,000. The studies were completed in 2000, whereupon the EPA's order will terminate. The Company had accrued $825,000 relating to this liability at December 31, 1999. The $825,000 balance owed under the amendment at the end of 1999 was paid in 2000.

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

(8) OTHER ACCRUED EXPENSES

  Other accrued expenses consist of the following (in thousands):

                                                                  2000    1999
                                                                 ------- -------
     Insurance.................................................. $ 2,597 $ 2,329
     Other items................................................  10,004   9,031
                                                                 ------- -------
                                                                 $12,601 $11,360
                                                                 ======= =======

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS

  The following table is a summary of the Company's long-term debt obligations:

                                                                  December 31,
                                                                  2000    1999
                                                                 ------- -------
                                                                 (in thousands)
   Long-term obligations consist of the following:
    Economic development revenue bonds, bearing interest at
     10.75%....................................................  $ 9,800 $ 9,900
    Revolving credit with a financial institution, bearing
     interest at the Eurodollar rate (6.64% at December 31,
     2000) plus 3.00% or the "prime" rate (9.50% at December
     31, 2000) plus 1.50%, collateralized by substantially all
     assets....................................................    1,394   9,597
    Term note payable, bearing interest at the Eurodollar rate
     (6.64% at December 31, 2000) plus 3.00% or the "prime"
     rate (9.50% at December 31, 2000) plus 1.50%
     collateralized by substantially all assets................    4,200   5,300
    2000 Term Note payable, bearing interest at the Eurodollar rate (6.64% at December 31, 2000 plus 3.00% or the "prime"
     rate (9.50% at December 31, 2000) plus 1.50%
     collateralized by substantially all assets................    2,333      --
    Senior notes payable, bearing interest at 12.50%...........   50,000  50,000
                                                                 ------- -------
                                                                  67,727  74,797
    Less current maturities....................................   52,300   1,300
    Less unamortized financing costs...........................      469     814
                                                                 ------- -------
    Long-term obligations......................................  $14,958 $72,683
                                                                 ======= =======

  Below is a summary of minimum principal payments due under the Company's long-term obligations (in thousands):

     Year                                                              Amount
     ----                                                              -------
     2001............................................................. $52,300
     2002.............................................................   2,300
     2003.............................................................   3,027
     2004.............................................................     700
     2005.............................................................     100
     Thereafter.......................................................   9,300
                                                                       -------
     Total minimum payments due under long-term obligations including current maturities.............................................. $67,727
                                                                       =======

  As amended, the Company had a $33,500,000 Loan Agreement (the "Loan Agreement") with a financial institution. Subsequent to year end and as further disclosed in Note 16, the Company signed and closed on a $51,000,000 Amended and Restated Loan Agreement with the same financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver"), a $6,000,000 term promissory note (the "Term Note"), and a $3,000,000 term promissory note (the "2000 Term Note"). In May 1999, the Term Note was amended. The Term Note as amended allowed the Company to increase the amount borrowed under the Term Note by $4,139,000 from the $1,861,000 owed prior to the amendment of the Term Note to the $6,000,000 principal amount of the Term Note as amended. The Term Note had monthly principal payments of $100,000 with the last payment due in May, 2004. In March of 2000, the Loan Agreement was amended and an additional

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS--(Continued)

term promissory note, the 2000 Term Note, was entered into with the financial institution. The original principal amount of the 2000 Term Note is $3,000,000, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds provided from the 2000 Term Note have been used primarily to purchase vehicles and rolling stock that the Company previously leased under operating leases. The Revolver allowed the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 2000 and 1999, funds available to borrow under the Revolver were $12,760,000 and $8,603,000, respectively. The Revolver requires the Company to pay a line fee of one half of one percent on the unused portion of the line. In March 2000, the term of the Revolver was extended from May 8, 2001 to May 8, 2003.

  The Loan Agreement allowed for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the term notes to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at a rate equal to the "prime" rate plus one and one-half percent. The Loan Agreement was collateralized by substantially all of the Company's assets, and the Loan Agreement provided for certain covenants including, among others, maintenance of a minimum level of working capital and adjusted net worth. The Loan Agreement, as amended in March 2000, redefined the working capital covenant to specifically exclude the Senior Notes as a component of working capital and required that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant was changed to require $30,000,000 of adjusted net worth. At December 31, 2000, the Company had working capital and adjusted net worth of $16,526,000 and $41,635,000, respectively. The Company must also maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first half of 1999 and the first quarter of 2000, the Company violated this covenant, which was waived by the financial institution through May 15, 1999 and 2000, respectively. Since May 15, 2000 the Company has been in compliance with this covenant.

  In 1996 the Company assumed $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the "Bonds"). In connection with the issuance of the Bonds, the Company entered into a facilities lease with the City of Kimball, whereby the City acquired a leasehold interest in the facility and the Company leased the facility back from the City. The Company retains title to the facility. The Bonds were issued at 100% of their principal value. The Bonds are not redeemable prior to September 1, 2006. From that date until September 1, 2008, the Bonds are redeemable at a premium. After September 1, 2008, the Bonds are redeemable at par. Sinking fund payments began on September 1, 1999 in the amount of $100,000 annually and continue in this amount until the year 2008, when the annual sinking fund payment will gradually increase.

  Effective June 1, 2000, the Bond Documents were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company's total debt to total capital (debt plus stockholders' equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011).

  The amended Bond Documents require that the Company make six equal monthly payments of $125,000 each for a total of $750,000 into a debt service reserve fund held by the trustee, if either of the following occurs: (i) the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total interest (the "EBITDA coverage ratio") for most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company's ratio of debt to total capital at the end of such fiscal year is greater than 65%. The amended bond documents required that the Company satisfy these ratios retroactively to December 31, 1999. Because the

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(9) FINANCING ARRANGEMENTS--(Continued)

Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents required that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000, for total of $750,000. In addition to the $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company's additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 1999 was 1.39, and the Company was therefore not required to make any such additional payments into the debt service reserve fund based upon the Company's EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund described above.

  As of December 31, 2000, Bank Debt totaled $7,927,000 which was less than the $35,000,000 allowed; the Company's total debt to total capital ratio was 61.9% which is less than the 72.0% allowed; and the EBITDA coverage ratio was
2.24 to 1.0 which is greater than the 1.50 to 1.0 required. Under the Bond covenants, if the Company attains an EBITDA coverage ratio of greater than 1.5 to 1.0, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company's general use. The Bond Documents require that a minimum balance of $750,000 be maintained in the debt service reserve fund until the Bonds mature.

  The Company has outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001. The Senior Notes are not collateralized, and the Senior Note indenture does not provide for the maintenance of certain financial covenants, although it does limit, among other things, the issuance of additional debt by the Company or its subsidiaries and the payment of dividends on, and redemption of, capital stock of the Company and its subsidiaries. Interest is paid twice each year on the Senior Notes. The Senior Notes require that the Company provide not less than 30-day prior notice if the Senior Notes are to be redeemed prior to the due date. Notice of redemption has been given to the holders of the Senior Notes, providing for redemption on April 30, 2001. As further described in Note 16, the Company signed two agreements with lenders which provide that such lenders will provide the funds required to redeem the Senior Notes on the redemption date.

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

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(10) LEASES

  The Company leases facilities and personal property under certain operating leases in excess of one year. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Future minimum lease payments under operating leases are as follows (in thousands):

                                                                         Total
                                                                       Operating
     Year                                                               Leases
     ----                                                              ---------
     2001.............................................................  $ 5,929
     2002.............................................................    4,988
     2003.............................................................    4,070
     2004.............................................................    2,861
     2005.............................................................    1,746
     Thereafter.......................................................    1,167
                                                                        -------
                                                                        $20,761
                                                                        =======

  During the years 2000, 1999 and 1998 rent expense was approximately $13,289,000, $14,058,000, and $13,328,000, respectively.

(11) FEDERAL AND STATE INCOME TAXES

  The provision for income taxes consists of the following (in thousands):

                                                             2000    1999  1998
                                                            -------  ----  ----
   Federal: Current........................................ $    24  $(78) $ --
     Deferred..............................................  (2,025)   --    --
   State: Current..........................................     360   360   247
     Deferred..............................................    (375)   --   113
                                                            -------  ----  ----
   Net provision for (benefit from) income taxes........... $(2,016) $282  $360
                                                            =======  ====  ====

  The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

                                2000    1999    1998
                               ------   -----   -----
   Statutory rate............    34.0%  (34.0)% (34.0)%
   Increase (decrease) in
    taxes resulting from:
     Valuation allowance.....  (120.5)   20.4    32.5
     Adjustment of prior
      year's estimated
      attributes.............    24.7    (9.4)     --
     State income taxes, net
      of federal benefit.....    12.7    18.4     7.1
     Goodwill amortization...     5.1    12.6     7.0
     Meals and
      entertainment..........     4.5    10.4     5.8
     Other permanent
      differences............      --    (4.0)   (8.1)
                               ------   -----   -----
   Net provision for (benefit
    from) income taxes.......   (39.5)%  14.4%   10.3%
                               ======   =====   =====

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(11) FEDERAL AND STATE INCOME TAXES--(Continued)


  The components of the total net deferred tax asset at December 31, 2000 and 1999 were as follows (in thousands):

                                                                 2000    1999
                                                                ------  -------
Current:
  Net operating loss carryforwards............................. $  778  $    --
  Workmens' compensation accrual...............................    745      731
  Accrued closure..............................................     14      506
  Provision for doubtful accounts..............................    624      466
  Litigation accruals..........................................    250      279
  Accrued rent holiday.........................................     99      104
  Health insurance accrual.....................................     34       34
  Miscellaneous................................................     81      197
  Permits......................................................   (225)    (226)
  Valuation allowance..........................................     --   (2,091)
                                                                ------  -------
  Total current deferred tax asset............................. $2,400  $    --
                                                                ------  -------
Long-term:
  Net operating loss carryforwards............................. $6,374  $11,198
  Tax credit carryforwards.....................................  1,951    1,927
  Property, plant and equipment................................ (3,915)  (4,410)
  Permits...................................................... (2,193)  (2,440)
  Valuation allowance.......................................... (2,217)  (6,275)
                                                                ------  -------
  Total long-term deferred tax asset........................... $   --  $    --
                                                                ------  -------
  Net deferred tax asset....................................... $2,400  $    --
                                                                ======  =======

  SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1997, based upon this review, the valuation allowance was increased to cover almost all net deferred tax assets. In 1998 and 1999 the valuation allowance was adjusted so as to reserve all net deferred tax assets. In the fourth quarter of 2000, the Company once again reviewed the valuation allowance for deferred tax assets. Based on the level of earnings for 2000 and management's projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized. Accordingly, the 2000 provision for income taxes included a $2,400,000 benefit related to adjusting the valuation allowance. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

  For federal income tax purposes at December 31, 2000, the Company had regular tax net operating loss carryforwards of $14,887,000 which expire in 2010 and thereafter. The Company also had $3,333,000 of SRLY net operating loss carryforwards which may only be used to offset future taxable income, if any, of former ChemClear entities. These net operating loss carryforwards expire in the amounts of $489,000, $648,000 and $2,196,000 in the years 2001, 2002 and 2003, respectively.

  During the ordinary course of its business, the Company is audited by federal and state tax authorities, which may result in proposed assessments. In 1996, the Company received a notice of intent to assess state income taxes from one of the states in which it operates. This case is currently undergoing administrative appeal.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(11) FEDERAL AND STATE INCOME TAXES--(Continued)

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

(12) INCOME (LOSS) PER SHARE

  The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                                     Year Ended 2000
                                           -----------------------------------
                                             Income       Shares     Per-Share
                                           (Numerator) (Denominator)  Income
                                           ----------- ------------- ---------
   Net income.............................   $ 7,118
   Less preferred dividends...............       448
                                             -------      ------      ------
   Basic EPS (income available to
    shareholders).........................     6,670      11,085        0.60
   Effect of dilutive securities..........        --         220       (0.01)
                                             -------      ------      ------
   Diluted EPS
    Income available to common
     shareholders plus assumed
     conversions..........................   $ 6,670      11,305      $ 0.59
                                             =======      ======      ======

                                                     Year Ended 1999
                                           -----------------------------------
                                             Income       Shares     Per-Share
                                           (Numerator) (Denominator)   Loss
                                           ----------- ------------- ---------
   Net loss...............................   $(2,244)
   Less preferred dividends...............       448
                                             -------      ------      ------
   Basic and diluted EPS
    (loss available to shareholders)......   $(2,692)     10,649      $(0.25)
                                             =======      ======      ======

                                                     Year Ended 1998
                                           -----------------------------------
                                             Income       Shares     Per-Share
                                           (Numerator) (Denominator)   Loss
                                           ----------- ------------- ---------
   Net loss...............................   $(3,854)
   Less preferred dividends...............       448
                                             -------      ------      ------
   Basic and diluted EPS
    (loss available to shareholders)......   $(4,302)     10,309      $(0.42)
                                             =======      ======      ======

  The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the year ended December 31, 2000, some of the options outstanding but none of the warrants or convertible preferred stock are dilutive. Only those options where the options' exercise price was less than the average market price of the common shares for the period are included in the above calculations. For the years ended December 31, 1999 and 1998, the options, warrants and convertible stock outstanding have not been included in the above calculations, since their inclusion would have been antidilutive for the period.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY

 (a) Stock Option Plans

  In 1987, the Company adopted a nonqualified stock option plan ("1987 Plan"), in 1992 the Company adopted an equity incentive plan, which provides for a variety of incentive awards, including stock options ("1992 Plan"), and in 2000, the Company adopted a stock incentive plan, which provides for awards in the form of incentive stock options, non-qualified stock options and restricted stock ("2000 Plan"). As of December 31, 2000, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options. These options generally become exercisable after a period of one to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 2000, the Company has reserved 955,600, 1,250,000 and 800,000 shares of common stock for issuance under the 1987, 1992 and 2000 Plans, respectively.

  Under the terms of the 1987, 1992 and 2000 Plans, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. No compensation expense related to stock option grants was recorded in 2000, 1999 or 1998, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant.

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

  Activity under the Plans for the three years ended December 31, 2000 is as follows:

                                                    Number of  Weighted Average
                                                     Shares     Exercise Price
                                                    ---------  ----------------
   Outstanding at December 31, 1997................ 1,302,560       $2.21
     Granted at fair value.........................   618,125        1.77
     Forfeited.....................................  (516,536)       2.16
     Exercised.....................................    (2,700)       2.13
                                                    ---------       -----
   Outstanding at December 31, 1998................ 1,401,449        2.04
     Granted at fair value.........................    40,500        1.91
     Granted at a value greater than fair value....     2,750        1.50
     Forfeited.....................................  (145,286)       2.07
     Exercised.....................................        --          --
                                                    ---------       -----
   Outstanding at December 31, 1999................ 1,299,413        2.03
     Granted at fair value.........................   603,894        2.32
     Forfeited.....................................  (280,035)       2.25
     Exercised.....................................   (75,800)       2.06
                                                    ---------       -----
   Outstanding at December 31, 2000................ 1,547,472       $2.10
                                                    =========       =====

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY--(Continued)

  Summarized information about stock options outstanding at December 31, 2000 is as follows:

                                                             Exercisable
                                                          ------------------
                                  Weighted
                                   Average     Weighted             Weighted
      Range of      Number of     Remaining    Average    Number    Average
      Exercise       Options     Contractual   Exercise     of      Exercise
       Prices      Outstanding      Life        Price     Options    Price
      --------     -----------   -----------   --------   -------   --------
     $1.44-1.75      113,250        6.64        $1.50      52,400    $1.52
      1.81-1.81      344,025        7.32         1.81     139,050     1.81
      1.88-2.06      241,250        7.68         1.98      16,000     1.97
      2.13-2.13      476,403        3.74         2.13     453,533     2.13
      2.42-13.25     372,544        8.19         2.58      74,694     2.89

  Options exercisable at December 31, 2000, 1999 and 1998 were 735,677, 747,263 and 599,605, respectively. The weighted average exercise prices for the exercisable options at December 31, 2000, 1999 and 1998 were $2.10, $2.17, and $2.28, respectively.

  The fair value of each option granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
     Dividend yield........................................... none  none  none
     Expected volatility...................................... 80.5% 75.2% 75.0%
     Risk-free interest rate..................................  6.3%  5.4%  5.8%
     Expected life............................................  6.0   6.0   6.0

  Weighted average fair value of options granted at fair value during:

     2000................................................................. $2.32
                                                                           =====
     1999................................................................. $1.91
                                                                           =====
     1998................................................................. $1.81
                                                                           =====

  Weighted average fair value of options granted at greater than fair value during:

     2000................................................................. $  --
                                                                           =====
     1999................................................................. $1.50
                                                                           =====
     1998................................................................. $  --
                                                                           =====

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY--(Continued)


  Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company's net income and net income per common share for the years ended December 31, 2000, 1999 and 1998, would approximate the pro forma amounts as compared to the amounts reported:

                                                  Net Income   Net Income (Loss)
                                                    (Loss)     per Diluted Share
                                                  -----------  -----------------
     As reported:
     2000........................................ $ 7,118,000       $ 0.59
     1999........................................  (2,244,000)       (0.25)
     1998........................................  (3,854,000)       (0.42)
     Pro forma:
     2000........................................ $ 6,261,000       $ 0.55
     1999........................................  (2,945,000)       (0.28)
     1998........................................  (3,947,000)       (0.43)

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

 (c) Employee Stock Purchase Plan

  In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. A total of one million shares of common stock under the ESPP has been reserved for offering to employees through April 1, 2005. Employees who elect to participate in an offering may utilize up to 10% of their pay for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. For the years ended December 31, 2000 and 1999, 114,991 and 98,200 shares, respectively, of common stock had been purchased under the ESPP. The weighted average fair per share value of the purchase rights granted under the ESPP during 2000, 1999 and 1998 were $0.92, $0.25 and $0.41, respectively.

 (d) Warrants

  In connection with the issuance of senior subordinated notes payable in May 1989, the Company issued warrants to purchase 100,000 shares of common stock at $20.75 per share in exchange for $300,000. In April 1990, the exercise price of the warrants was reduced to $9 per share. In February 1991, in connection with the refinancing of the Company's short-term debt, the exercise price was further reduced to $5 per share. These warrants expired on February 1, 2001.

  In connection with the refinancing of the Company's short-term debt in February 1991, the Company issued warrants to purchase 425,000 shares of common stock at $5 per share to the three banks which provided the Revolver. These warrants expired on February 6, 2001.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(13) STOCKHOLDERS' EQUITY--(Continued)


 (e) Preferred

  On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Preferred Stock"), for the acquisition of its Spring Grove facility. The liquidation value of each preferred share is the liquidation preference of $50 plus unpaid dividends. Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $18.63. There is no expiration date associated with the conversion option. The Company had the option to redeem such Preferred Stock at liquidation value plus a redemption premium of 2%, if the redemption occurred on or before August 16, 2000; thereafter, the redemption premium declines 1% each year. Each preferred share entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value.

  Dividends on the Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. The Company elected to pay the 2000 dividends in common stock with a market value equal to the amount of the dividend payable. During 2000 the Company issued 226,884 shares of common stock to the holders of the Preferred Stock. The Company anticipates that commencing in the third quarter of 2001 the Preferred Stock dividends will be paid in cash.

(14) EMPLOYEE BENEFIT PLAN

  The Company has a profit-sharing plan under Section 401(K) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company accrued $600,000 for the plan in 2000 which was paid in 2001. No contribution was made by the Company for 1999 or 1998.

(15) QUARTERLY DATA (UNAUDITED)

                                              First   Second   Third  Fourth
                                             Quarter  Quarter Quarter Quarter
                                             -------  ------- ------- -------
                                              (in thousands except per share
                                                         amounts)
   2000
   Revenue.................................. $52,737  $62,242 $60,290 $58,197
   Income from operations...................     938    6,094   4,366   2,871
   Net income (loss)........................  (1,440)   3,639   1,907   3,012
   Basic earnings (loss) per share..........   (0.14)    0.32    0.16    0.26
   Diluted earnings (loss) per share........   (0.14)    0.32    0.15    0.25

   1999
   Revenue.................................. $44,648  $51,118 $54,602 $52,597
   Income (loss) from operations............    (523)   2,995   2,635   1,530
   Net income (loss)........................  (2,842)     705     317    (424)
   Basic and diluted earnings (loss) per
    share...................................   (0.28)    0.06    0.02   (0.05)

  As further discussed in Note 11, included in the net income for the fourth quarter of 2000 is a $2,400,000 benefit related to the partial reversal of a valuation allowance for deferred tax assets. With the exception of the partial reversal of the valuation allowance, the above quarterly data reflects all adjustments that are necessary to fairly state the results of the interim periods presented, and adjustments required are of a normal recurring nature.

  Earnings per share are computed independently for each of the quarters presented. Due to this, the 2000 quarterly diluted earnings (loss) per share do not equal the total computed for the year.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(16) SUBSEQUENT EVENT

  The Company has outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes"). The Senior Notes require that the Company provide not less than 30-day prior notice if the Senior Notes are to be redeemed prior to the due date. Notice of redemption has been given to the holders of the Senior Notes, providing for redemption on April 30, 2001. As described below, on April 12, 2001, the Company signed two agreements with lenders which provide that such lenders will provide the funds required to redeem the Senior Notes on the redemption date.

  As described in Note 9, the Company had at December 31, 2000 a $33,500,000 Loan Agreement (the "Loan Agreement") with a financial institution (the "Lender"). The Loan Agreement provided for a $24,500,000 revolving credit facility (the "Revolver"), a $6,000,000 term promissory note (the "Term Note"), and a $3,000,000 term promissory note (the "2000 Term Note"). On April 12, 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the "Amended Loan Agreement") with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 12, 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement required the payment on April 12 of the then $3,800,000 outstanding balance on the Term Note and provided for the issuance of a new $19,000,000 term promissory note (the "Term Loan B"). On April 12, 2001, $4,000,000 was advanced under Term Note B to pay the Term Note and other amounts then borrowed by the Company. The Amended Loan Agreement provides for the $15,000,000 balance of Term Note B to be advanced on April 30 to redeem the Senior Notes on that date, provided the representations of the Company in the Amended Loan Agreement remain true and correct in all material respects, the Company is not then in default of the Amended Loan Agreement, and the Company has then issued the Subordinated Notes described below. The interest rate for Term Note B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. The terms of the 2000 Term Note remain unchanged.

  The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the "prime" rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company's assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of liabilities under the Amended Loan Agreement and the Subordinated Note Agreement. The Company had $18,726,000 of working capital calculated on a pro forma basis as if the redemption had taken place on December 31, 2000. The net worth covenant requires that the Company maintain $35,000,000 of adjusted net worth until the Subordinated Notes described below are funded, and once the Notes are funded, the net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the subordinated notes, to be greater than $60,000,000. At December 31, 2000, the pro forma adjusted net worth calculated as if the redemption had taken place on December 31, 2000 was $76,635,000. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended December 31, 2000 the Company reported EBITDA of $24,925,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At December 31, 2000 the pro forma ratio calculated as if the redemption had taken place on December 31, 2000 was 1.33 to 1.0. The Amended Loan Agreement also has conditions precedent to making loans (including the Revolver) including no material adverse change in the assets, business or prospects of the Company.

                     CLEAN HARBORS, INC. AND SUBSIDIARIES

(16) SUBSEQUENT EVENT--(Continued)

  On April 12, 2001, the Company also signed a Securities Purchase Agreement (the "Subordinated Note Agreement") providing for the Company to issue on April 30, 2001, $35,000,000 of 16% Senior Subordinated Notes (the "Subordinated Notes"). Until October 30, 2006, the Company, at its option, may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company will issue detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement calls for the $35,000,000 to be advanced on April 30, 2001 in order to redeem the Senior Notes. The Subordinated Note Agreement contains conditions of closing the most restrictive of which are that representations by the Company in the Agreement remain true, that the Company have not less than $3,500,000 available under the Revolver on April 30, 2001, and that no material adverse change shall have occurred prior to April 30, 2001 in the business and financial condition of the Company. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

  The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the year ended December 31, 2000, the fixed charge coverage ratio was 1.82 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $27,000,000 for the quarters ending March 31 and June 30, 2001, not less than $30,500,000 for the quarter ending September 30, 2001, not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At December 31, 2001, the tangible capital base was $45,169,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended December 31, 2000, EBITDA was $24,925,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt currently consists of debt issued under the Amended Loan Agreement. At December 31, 2000, the pro forma priority debt to EBITDA ratio calculated as if the redemption had taken place on December 31, 2000 was 1.33 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to
1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At December 31, 2000 the total liabilities to tangible capital base ratio was 1.61 to 1.0.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  For the Three Years Ended December 31, 2000

                                 (in thousands)

                                                  Additions
                                         Balance  Charged to Deductions  Balance
Allowance for                           Beginning Operating     From     End of
Doubtful Accounts                       of Period  Expense   Reserves(a) Period
-----------------                       --------- ---------- ----------- -------
  1998.................................  $1,050      $559       $596     $1,013
  1999.................................   1,013       683        539      1,157
  2000.................................   1,157       684        292      1,549

--------
(a) Amounts deemed uncollectible, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

  The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 2001.

  For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) Documents Filed as a Part of this Report

                                                                          Page
                                                                          -----
1. Financial Statements:

  Report of Independent Accountants...................................... 33

  Consolidated Statements of Income for the Three Years Ended December    34
    31, 2000.............................................................

  Consolidated Balance Sheets, December 31, 2000 and 1999................ 35-36

  Consolidated Statements of Cash Flows for the Three Years Ended         37
    December 31, 2000....................................................

  Consolidated Statements of Stockholders' Equity for the Three Years
    Ended December 31, 2000.............................................. 38

  Notes to Consolidated Financial Statements............................. 39-58

2. Financial Statement Schedule:

  Schedule II Valuation and Qualifying Accounts.......................... 59

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

 Item No.                        Description                          Location
 -------- ---------------------------------------------------------   ---------
                                                                      See Note:
  3.1     Restated Articles of Organization of Clean Harbors, Inc.
          and amendments thereto...................................   (1)
  3.2     Certificate of Vote of Directors Establishing a Series of
          a Class of Stock (Series B Convertible Preferred Stock)..   (2)
  3.4A    Amended and Restated By-laws of Clean Harbors, Inc.......   (3)
  4.1     Senior Note Indenture dated as of August 4, 1994, between
          Clean Harbors, Inc., the Guarantor Subsidiaries of the
          Company, and Shawmut Bank, N.A., as trustee for the
          holders of the Company's 12.50% Senior Notes due May 15,
          2001.....................................................   (4)
  4.2     Loan and Security Agreement dated May 8, 1995 by and
          between Congress Financial Corporation (New England) and
          the Company's Subsidiaries as Borrowers..................   (5)
  4.3     Term Promissory Note dated May 8, 1995 from the Company's
          Subsidiaries as Debtors to Congress Financial Corporation
          (New England) in the amount of $10,000,000...............   (5)
  4.4     Guarantee dated May 8, 1995 by Clean Harbors, Inc. to
          Congress Financial Corporation (New England) of the
          obligations of the Company's Subsidiaries under the
          Financing Agreements.....................................   (5)
  4.5     General Security Agreement dated May 8, 1995 by Clean
          Harbors, Inc. in favor of Congress Financial Corporation
          (New England)............................................   (5)
  4.6     Letter Agreement dated November 21, 1995 by and between
          Congress Financial Corporation (New England) and the
          Company's Subsidiaries as Borrowers......................   (8)
  4.7     Second Amendment to Financing Agreements dated March 20,
          1996 by and between Congress Financial Corporation (New
          England), the Company's Subsidiaries as Borrowers and
          Clean Harbors, Inc. as Guarantor.........................   (8)
  4.8     Amended and Restated Term Promissory Note dated March 20,
          1996 from the Company's Subsidiaries as Debtors to
          Congress Financial Corporation (New England) in the
          amount of $15,000,000....................................   (8)
  4.9     Third Amendment to Financing Agreements dated September
          6, 1996 by and between Congress Financial Corporation
          (New England), the Company's Subsidiaries as Borrowers,
          and Clean Harbors, Inc. as Guarantor.....................   (8)
 4.10     Fourth Amendment to Financing Agreements dated June 20,
          1997 by and between Congress Financial Corporation (New
          England), the Company's Subsidiaries as Borrowers, and
          Clean Harbors, Inc. as Guarantor.........................   (9)
 4.11     Fifth Amendment to Financing Agreements dated January 1,
          1998 by and between Congress Financial Corporation (New
          England), the Company's Subsidiaries as Borrowers, and
          Clean Harbors, Inc. as Guarantor.........................   (9)
 4.12     Sixth Amendment to Financial Agreements dated June 23,
          1998 by and between Congress Financial Corporation (New
          England), the Company's Subsidiaries as Borrowers, and
          Clean Harbors, Inc. as Guarantor.........................   (11)

 Item No.                      Description                          Location
 -------- ----------------------------------------------------   --------------
  4.13    Seventh Amendment to Financial Agreements dated May
          24, 1999 by and between Congress Financial
          Corporation (New England), the Company's
          Subsidiaries as Borrowers, and Clean Harbors, Inc.
          as Guarantor........................................   (13)
  4.14    Second Amendment and Restated Term Promissory Notes
          Dated May 24, 1999 by and between Congress Financial
          Corporation (New England), the Company's
          Subsidiaries as Borrowers, and Clean Harbors, Inc.
          as Guarantor........................................   (13)
  4.15    Eighth Amendment to Financial Agreements dated March
          28, 2000 by and between Congress Financial
          Corporation (New England), the Company's
          Subsidiaries as Borrowers, and Clean Harbors, Inc.
          as Guarantor........................................   (14)
  4.16    2000 Term Promissory Note dated March 28, 2000 by
          and between Congress Financial Corporation (New
          England), the Company's Subsidiaries as Borrowers,
          and Clean Harbors, Inc. as Guarantor................   (14)
  4.17    Amended and Restated Loan and Security Agreement
          dated April 12, 2001 by and between Congress
          Financial Corporation (New England), the Company's
          Subsidiaries as Borrowers, And Clean Harbors, Inc.
          as Guarantor........................................   Filed herewith
  4.18    Term Promissory Note B dated April 12, 2001 by and
          between Congress Financial Corporation (New
          England), the Company's Subsidiaries as Borrowers,
          and Clean Harbors, Inc. as Guarantor................   Filed herewith
  4.19    Securities Purchase Agreement dated April 12, 2001
          by and between institutional investors and Clean
          Harbors, Inc........................................   Filed herewith
  4.20    Subordination Agreement dated April 12, 2001 by and
          between Clean Harbors, Inc. and its subsidiaries,
          Congress Financial Corporation (New England) and
          institutional investors.............................   Filed herewith
 10.35    Stock Purchase Agreement among Clean Harbors, Inc.,
          Southdown Environmental Treatment Systems, Inc. and
          Southdown, Inc. dated as of June 23, 1992...........   (2)
 10.36    Stock Purchase Agreement among Clean Harbors, Inc.,
          Southdown Environmental Treatment Systems, Inc. and
          Southdown, Inc. dated as of February 16, 1993.......   (2)
 10.37    Clean Harbors, Inc. 1987 Stock Option Plan..........   (6)
 10.38    Clean Harbors, Inc. 1992 Equity Incentive Plan......   (6)
 10.39    Asset Purchase Agreement among Clean Harbors of
          Chicago, Inc., Clean Harbors, Inc., CWM Chemical
          Services, Inc. and Chemical Waste Management, Inc.
          dated as of January 30, 1995........................   (7)
 10.40    Asset Purchase Agreement among Clean Harbors
          Technology Corporation, Clean Harbors Inc. and Ecova
          Corporation dated as of March 31, 1995..............   (5)
 10.41    Disposal Services Agreement by and between Chemical
          Waste Management, Inc. and its subsidiary and
          affiliated companies and Clean Harbors Environmental
          Services, Inc. and its affiliated companies dated as
          of October 31, 1995.................................   (8)
 10.42    Clean Harbors, Inc. 2000 Stock Incentive Plan.......   (15)
 10.43    Key Employee Retention Plan.........................   (12)
 21       Subsidiaries........................................   Filed herewith
 23       Consent of Independent Accountants..................   Filed herewith

 Item No.                      Description                          Location
 -------- -----------------------------------------------------  --------------
 24       Power of Attorney for Christy W. Bell, John F.
          Kaslow, Daniel J. McCarthy, John T. Preston, Thomas
          J. Shields and Lorne R. Waxlax.......................  Filed herewith

---------------------
(1) Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement (No. 33-17565).

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

(14) Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year 1999.

(15) Incorporated by reference to the Company's Form DEF 14A Proxy Statement filed on April 28, 2000.

 (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the fourth quarter of 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2001.

                                                 Clean Harbors, Inc.


                                                              /s/ Alan S. McKim
                                                 By: _______________________________________
                                                                Alan S. McKim
                                                           Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                            Title                  Date
                 ---------                            -----                  ----

             /s/ Alan S. McKim              Chairman Of The Board Of    April 12, 2001
___________________________________________  Directors and Chief
               Alan S. McKim                 Executive Officer

           /s/ Roger A. Koenecke            Senior Vice President and   April 12, 2001
___________________________________________  Chief Financial Officer
             Roger A. Koenecke

                     *                      Director                    April 12, 2001
___________________________________________
              Christy W. Bell

                     *                      Director                    April 12, 2001
___________________________________________
              John F. Kaslow

                     *                      Director                    April 12, 2001
___________________________________________
            Daniel J. McCarthy

                     *                      Director                    April 12, 2001
___________________________________________
              John T. Preston

                     *                      Director                    April 12, 2001
___________________________________________
             Thomas J. Shields

                     *                      Director                    April 12, 2001
___________________________________________
              Lorne R. Waxlax

             /s/ Alan S. McKim
*By: ______________________________________
               Alan S. McKim
            (Attorney-in-Fact )