Form 10-Q
period 2001-03-31
CLEAN HARBORS INC
filed 2001-05-15
CIK 822818

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001
                            -----------------------

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

                            (781) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes      X    No
                                                  --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                         11,399,608
----------------------------                     --------------------
          (Class)                           (Outstanding at May 7, 2001)

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
              (in thousands except for earnings per share amounts)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                          2001        2000
                                                         -------     -------
Revenues                                                 $51,818     $52,737

Cost of revenues                                          38,451      39,109

Selling, general and administrative expenses               9,780      10,185

Depreciation and amortization                              2,789       2,505
                                                         -------     -------
Income from operations                                       798         938

Interest expense, net                                      2,128       2,288
                                                         -------     -------
Loss before provision for (benefit from) income taxes     (1,330)     (1,350)

Provision for (benefit from) income taxes                   (298)         90
                                                         -------     -------

 Net loss                                                $(1,032)    $(1,440)
                                                         =======     =======

Basic and fully diluted loss per share                   $ (0.10)    $ (0.14)
                                                         =======     =======
Weighted average common
 shares outstanding                                       11,301      10,935
                                                         =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                                         MARCH 31,
                                                                           2001     DECEMBER 31,
                                                                       (Unaudited)    2000
                                                                       ----------- -------------
ASSETS
 Current assets:
  Cash and cash equivalents                                              $    728  $  2,629
  Restricted investments                                                      774       768
  Accounts receivable, net of allowance for doubtful
   accounts of $1,517 and $1,549, respectively                             44,723    47,201
  Prepaid expenses                                                          2,286     1,563
  Supplies inventories                                                      3,772     3,379
  Income tax receivable                                                       203       203
  Deferred tax assets                                                       2,788     2,400
                                                                         --------  --------
    Total current assets                                                   55,274    58,143
                                                                         --------  --------
 Property, plant and equipment:
  Land                                                                      8,478     8,478
  Buildings and improvements                                               42,875    42,700
  Vehicles and equipment                                                   91,447    90,794
  Furniture and fixtures                                                    2,226     2,225
  Construction in progress                                                  1,581       794
                                                                         --------  --------
                                                                          146,607   144,991
 Less - Accumulated depreciation
  and amortization                                                         91,718    89,389
                                                                         --------  --------
  Net property, plant and equipment                                        54,889    55,602
                                                                         --------  --------
 Other assets:
  Goodwill, net                                                            19,608    19,799
  Permits, net                                                             11,400    11,667
  Other                                                                     4,360     4,357
                                                                         --------  --------
    Total other assets                                                     35,368    35,823
                                                                         --------  --------
 Total assets                                                            $145,531  $149,568
                                                                         ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)


                                                    March 31,
                                                      2001      December 31,
                                                   (Unaudited)     2000
                                                   -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current maturities of
     long-term obligations                           $  3,688       $  2,405
  Accounts payable                                     16,078         19,100
  Accrued disposal costs                                6,759          7,479
  Other accrued expenses                               12,410         12,601
  Income taxes payable                                    181            137
                                                     --------       --------
         Total current liabilities                     39,116         41,722
                                                     --------       --------
 Other liabilities:
  Long-term obligations, less current maturities       64,359         64,853
  Other                                                 1,384          1,358
                                                     --------       --------
         Total other liabilities                       65,743         66,211
                                                     --------       --------
 Stockholders' equity:
  Preferred Stock, $.01 par value:
   Series A  Convertible;
    Authorized-2,000,000 shares; Issued and
      outstanding - none                                   --             --
   Series B Convertible;
    Authorized-156,416 shares; Issued and
      outstanding 112,000 (liquidation
       preference of $5.6 million)                          1              1
  Common Stock, $.01 par value
    Authorized-20,000,000 shares;
      Issued and outstanding-11,317,155 and
        11,216,107 shares, respectively                   113            112
  Additional paid-in capital                           62,179         61,999
Accumulated deficit                                   (21,621)       (20,477)
                                                     --------       --------
         Total stockholders' equity                    40,672         41,635
                                                     --------       --------
 Total liabilities and stockholders' equity          $145,531       $149,568
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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)

THREE MONTHS ENDED
                                    THREE MONTHS ENDED
                                         MARCH 31,
                                     -----------------
                                       2001     2000
                                     -------- --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                            $(1,032) $ (1,440)
  Adjustments to reconcile net
   loss to net cash
   provided by (used in)
    operating activities:
   Depreciation and amortization       2,789     2,505
   Allowance for doubtful
    accounts                             171       171
   Amortization of deferred
    financing costs                       86        86
   Deferred income taxes                (388)       --
   Loss on sale of fixed assets           --         8
 Changes in assets and
  liabilities:
   Accounts receivable                 2,307    (3,002)
   Prepaid expenses                     (141)     (212)
   Supplies inventories                 (393)      (53)
   Other assets                           (3)       (4)
   Accounts payable                   (3,825)    2,351
   Accrued disposal costs               (720)    1,118
   Other accrued expenses               (191)      870
   Income taxes payable                   44        34
   Other liabilities                      26        24
                                     -------  --------
 Net cash provided by (used in)
  operating activities                (1,270)    2,456
                                     -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant
  and equipment                         (815)   (2,190)
 Proceeds from the sale of
  fixed assets                            --        33
 Cost of restricted investments
  acquired                                (6)     (241)
                                     -------  --------
 Net cash used in investing
  activities                         $  (821) $ (2,398)
                                     -------  --------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                   -----------------
                                                     2001      2000
                                                   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under Revolving
   line of credit                                  $ 1,253   $(1,106)
   Additional borrowings under term note                --     3,000
   Payments on long-term obligations                  (550)     (300)
   Refinancing costs                                  (582)       --
   Proceeds from exercise of stock options              20       120
   Proceeds from employee stock purchase plan           49        34
                                                   -------   -------
   Net cash provided by financing activities           190     1,748
                                                   -------   -------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    (1,901)    1,806
   Cash and cash equivalents, beginning of year      2,629     2,783
                                                   -------   -------
   Cash and cash equivalents, end of period        $   728   $ 4,589
                                                   =======   =======
Supplemental Information:
   Non cash investing and financing activities:
      Stock dividend on preferred stock            $   112   $   112


  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED
                                (in thousands)

                                                    Series B
                                                Preferred Stock            Common Stock
                                             ----------------------  -----------------------  Additional                  Total
                                              Number of   $0.01 Par  Number of     $0.01 Par   Paid-in   (Accumulated  Stockholders'
                                               Shares       Value     Shares         Value     Capital     Deficit)      Equity
                                             ---------    ---------  ---------     ---------  ---------   ----------   ----------
Balance at December 31, 2000                     112          $1       11,216         $112     $61,999      $(20,477)     $41,635

Net loss                                          --          --           --          --           --        (1,032)      (1,032)

Preferred stock dividends:
 Series B                                         --          --           59           1          111          (112)          --

Proceeds from exercise of stock options           --          --            9          --           20            --           20

Employee stock purchase plan                      --          --           33          --           49            --           49
                                              ------      ------       ------      ------      -------      --------      -------
Balance at March 31, 2001                        112          $1       11,317        $113      $62,179      $(21,621)     $40,672
                                              ======      ======       ======      ======      =======      ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three months ended March 31, 2001 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2  RECLASSIFICATIONS

     As disclosed in Note 6, the Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes") that were redeemed on April 30, 2001. Reclassifications were made between current maturities of long-term obligations and long-term obligations, less current maturities to reflect the post-balance-sheet-date issuance of the long-term obligations issued to refinance the Senior Notes.

NOTE 3  FINANCING ARRANGEMENTS

     As described in the Form 10-K for the year ended December 31, 2000, the Company had a $33,500,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver") a $6,000,000 term promissory note (the "Term Note") and a $3,000,000 term promissory note (the "2000 Term Note").

     The Revolver allowed the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At March 31, 2001, the Revolver balance was $2,646,000, letters of credit outstanding were $11,640,000 and funds available to borrow were approximately $10,214,000. The balance of the Term Note was $3,900,000, and the balance on the 2000 Term Note was $2,083,000.

     The Loan Agreement, as amended, contained loan covenants the most restrictive of which required the Company to maintain $6,000,000 of working capital and $30,000,000 of adjusted net worth. At March 31, 2001 the Company had working capital and adjusted net worth of $16,158,000 and $40,672,000, respectively. The Company was required to maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which was waived by the financial institution through May 15, 2000. Since May 15, 2000 the Company has been in compliance with this covenant.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3  FINANCING ARRANGEMENTS (CONTINUED)

     Subsequent to the quarter ended March 31, 2001 and as further disclosed in
Note 6, the Company closed on a $51,000,000 Amended and Restated Loan Agreement with the same financial institution.

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

     As of March 31, 2001, Bank Debt totaled $8,629,000 which was less than the $35,000,000 allowed; the Company's total debt to total capital ratio was 62.7% which is less than the 72.0% allowed; and the EBITDA coverage ratio was 2.23 to
1.0 which is greater than the 1.50 to 1.0 required. Under the Bond covenants, if the Company attains an EBITDA coverage ratio of greater than 1.5 to 1.0 as of any fiscal yearend beginning with December 31, 2001, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company's general use. The Bond Documents require that a minimum balance of $750,000 be maintained in the debt service reserve fund until the Bonds mature.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4  INCOME TAXES

     SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. In the fourth quarter of 2000, the Company once again reviewed the valuation allowance for deferred tax assets. Based on the level of earnings for 2000 and management's projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized. Accordingly, the fourth quarter 2000 provision for income taxes included a $2,400,000 benefit relating to adjusting the valuation reserve. In the first quarter of 2001, the Company recorded a $388,000 tax benefit relating to the pre-tax loss which was partially offset by $90,000 of tangible property and net worth taxes that are levied as a component of state income taxes. The $90,000 provision for income taxes for the quarter ended March 31, 2000 was also due to property and net worth taxes that are levied as a component of state income taxes. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5  LOSS PER SHARE

     The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

                                         Quarter Ended March 31, 2001
                                    --------------------------------------
                                      Income        Shares       Per-Share
                                    (Numerator)  (Denominator)      Loss
                                    -----------  -------------   ---------
Net loss                              $(1,032)
Less preferred dividends                  112
                                      -------       ------        -------
Basic and diluted EPS
(loss available to shareholders)      $(1,144)      11,301        $ (0.10)
                                      =======       ======        =======

                                         Quarter Ended March 31, 2000
                                    --------------------------------------
                                       Income       Shares       Per-Share
                                    (Numerator)  (Denominator)     Loss
                                    -----------  -------------   ---------
Net loss                              $(1,440)
Less preferred dividends                  112
                                      -------       ------        -------
Basic and diluted EPS
(loss available to shareholders)      $(1,552)      10,935        $ (0.14)
                                      =======       ======        =======

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6  SUBSEQUENT EVENT

     The Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes") that were redeemed on April 30, 2001. As described in the Form 10-K for the year ended December 31, 2000, the Company had at December 31, 2000 a $33,500,000 Loan Agreement (the "Loan Agreement") with a financial institution (the "Lender"). The Loan Agreement provided for a $24,500,000 revolving credit facility (the "Revolver"), a $6,000,000 term promissory note (the "Term Note"), and a $3,000,000 term promissory note (the "2000 Term Note"). On April 12, 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the "Amended Loan Agreement") with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 12, 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement required the payment on April 12 of the then $3,800,000 outstanding balance on the Term Note and provided for the issuance of a new $19,000,000 term promissory note (the "Term Note B"). On April 12, 2001, $4,000,000 was advanced under Term Note B to pay the Term Note and other amounts then borrowed by the Company, and the $15,000,000 balance of Term Note B was advanced on April 30 towards the redemption of the Senior Notes. The interest rate for Term Note B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. The terms of the 2000 Term Note remain unchanged.

     The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the "prime" rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company's assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of liabilities under the Amended Loan Agreement and the Subordinated Note Agreement. The Company had $19,746,000 of working capital calculated on a pro forma basis as if the redemption had taken place on March 31, 2001. The net worth covenant requires that the Company maintain $35,000,000 of adjusted net worth until the Subordinated Notes described below are funded, and once Notes are funded, the net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the subordinated notes, to be greater than $60,000,000. At March 31, 2001, the pro forma adjusted net worth calculated as if the redemption had taken place on March 31, 2001 was $75,672,000. The Amended Loan

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6  SUBSEQUENT EVENT (CONTINUED)

Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended March 31, 2001 the Company reported EBITDA of $25,069,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At March 31, 2001 the pro forma ratio calculated as if the redemption had taken place on March 31, 2000 was 1.41 to 1.0.

     On April 30, 2001, the Company issued $35,000,000 of 16% Senior Subordinated Notes (the "Subordinated Notes") under a Securities Purchase Agreement (the "Subordinated Note Agreement"). Until October 30, 2006, the Company, at its option, may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% in the form of like notes until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

     The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended March 31, 2001, the fixed charge coverage ratio was 1.86 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $27,000,000 for the quarters ending March 31 and June 30, 2001, not less than $30,500,000 for the quarter ending September 30, 2001, not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At March 31, 2001, the tangible capital base was $44,664,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended March, 2001, EBITDA was $25,069,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to
1.0. Priority debt at March 31, 2001 consisted of debt issued under the Loan Agreement. The pro forma priority debt to EBITDA ratio calculated as if the redemption had taken place on March 31, 2001 was 0.94 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to 1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At March 31, 2001 the total liabilities to tangible capital base ratio was 1.57 to 1.0.

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

                                         Percentage of Total Revenues
                                         ----------------------------
                                               Three Months Ended
                                                   March 31,
                                         ----------------------------
                                              2001         2000
                                              ----         ----
Revenues                                     100.0%       100.0%

Cost of revenues:
     Disposal costs paid to third parties      8.1         12.4
     Other costs                              66.1         61.8
                                              ----         ----
     Total cost of revenues                   74.2         74.2
Selling, general and administrative
 expenses                                     18.9         19.3
Depreciation and amortization
 of intangible assets                          5.4          4.7
                                              ----         ----
Income from operations                         1.5%         1.8%
                                              ====         ====

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

                                                 Three Months Ended
                                                      March 31,
                                         -----------------------------------
                                              2001                 2000
                                            --------             -------
Other Data:
----------
Earnings before interest, taxes,
    depreciation and amortization
    (EBITDA) (in thousands)                 $3,587                $3,443


REVENUES

     Revenues for the first quarter of 2001 were $51,818,000, down $919,000 or 1.7% compared to revenues of $52,737,000 for the first quarter of the prior year. Site services revenues decreased by $2,864,000 due to a greater amount of higher margin emergency response events in 2000 as compared to 2001 and due to a more severe winter in the Northeast and Midwest regions in the first quarter of 2001 as compared to the first quarter of 2000. Transportation and disposal revenue increased $1,945,000.

     In June 2000, a major competitor of the Company, Safety-Kleen Corp., announced that it had filed for Chapter 11 bankruptcy protection. The Company does not believe that first quarter revenues were materially impacted by Safety-Kleen's announcement.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES

     Cost of revenues were $38,451,000 for the quarter ended March 31, 2001 compared to $39,109,000 for the quarter ended March 31, 2000, a decrease of $658,000. As a percentage of revenues, cost of revenues was 74.2% for the quarters ended March 31, 2000 and 2001. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue decreased from 12.4% for the quarter ended March 31, 2000 to 8.1% for the quarter ended March 31, 2001. This decrease was due to the mix of waste handled which allowed a greater proportion of the waste to be processed internally rather than sent to an outside disposal facility, to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues increased from 61.8% for the quarter ended March 31, 2000 to 66.1% for the quarter ended March 31, 2001. This increase was primarily due to the mix of site services work performed. Site service revenue in the first quarter of 2000 included more higher margin emergency response revenue. In addition, the more severe winter in the Northeast and Midwest in the first quarter of 2001 as compared to the first quarter of 2000 resulted in a lower amount of site service work performed which decreased overall margins, and therefore, increased other cost of revenues as a percentage of revenues.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased from $10,185,000 for the quarter ended March 31, 2000 to $9,780,000 for the quarter ended March 31, 2001, a decrease of $405,000 or 4.0%. The largest decrease in selling, general and administrative expenses was due to a decrease in expense for commissions and the management incentive program due to the Company not meeting its sales and profitability goals for the first quarter of 2001 while these

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

goals were reached in the first quarter of 2000. Legal expenses decreased due to a reduction in the caseload. In addition, cost reductions were achieved across a number of expense categories. Partially offsetting these decreases in expenses was a $100,000 charge taken to write down the carrying value of the Natick plant to its net realizable value. Expense for payroll benefits increased due to the 401(K) match which was implemented in order to improve recruitment and retention of employees, and expense for payroll benefits increased due to an increase in health insurance expense due to increased cost.

INTEREST EXPENSE, NET

     Interest expense net of interest income was $2,128,000 for the first quarter of 2001 as compared to $2,288,000 for the first quarter of 2000. The decrease in interest expense is primarily due to lower average balances of debt outstanding.

INCOME TAXES

     For the three months ended March 31, 2001, an income tax benefit of $298,000 was recorded on a pre-tax loss of $(1,330,000) for an effective tax rate of 22.4%, as compared to tax expense of $90,000 that was recorded on a pre-tax loss of $(1,350,000) for the same quarter of the previous year for an effective tax rate of (6.7)%. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowance for deferred tax assets, and, in 1998, based on this review, the valuation allowance was increased to cover the value of all net deferred tax assets. In the fourth quarter of 2000, the Company once again reviewed the valuation allowance for deferred tax assets. Based on the level of earnings for 2000 and management's projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized. Accordingly, the fourth quarter 2000 provision for income taxes included a $2,400,000 benefit related to adjusting the valuation allowance. In the first quarter of 2001, the Company recorded a $388,000 tax benefit relating to the pre-tax loss which was partially offset by $90,000 of tangible property and net worth taxes that are levied as a component of state income taxes. The $90,000 provision for income taxes for the quarter ended March 31, 2000 was also due to property and net worth taxes that are levied as a component of state income taxes. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

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

FINANCIAL CONDITION AND LIQUIDITY

     For the quarter ended March 31, 2001, net cash used by operations was $1,270,000. Cash used in operating activities totaled $6,693,000 and consists primarily of a $3,825,000 reduction in accounts payable, the loss for the quarter of $1,032,000 and a decease in accrued disposal costs of $720,000. The reduction in accounts payable was primarily due to a the reduced levels of business activity in the first quarter of 2001 as compared to the fourth quarter of 2000, and the decrease in accrued disposal costs was due the reduction in the volume of waste to be disposed of that had accumulated at December 31, 2000 due to inclement weather which delayed the Company's ability to ship the waste to the ultimate disposal facility. Partially offsetting the cash used in operations was cash generated from operations of $5,423,000 which consisted primarily of non-cash expenses for depreciation and amortization of $2,789,000 and a reduction in accounts receivables of $2,307,000 which was due to the reduced levels of business activity in the first quarter of 2001 as compared to the fourth quarter of 2000.

     In addition, the Company used $821,000 of cash in investing activities which consisted primarily of $815,000 used to purchase property, plant and equipment. The Company used $550,000 to make payments under the term notes and paid $582,000 in refinancing costs through March 31, 2001. The primary sources of funds for the cash requirements previously discussed were borrowings of $1,253,000 under the revolving credit facility and reducing cash on hand by $1,901,000.

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

     As described in the Form 10-K for the year ended December 31, 2000, the Company had a $33,500,000 Loan Agreement with a financial institution. The Loan Agreement provided for a $24,500,000 revolving credit portion (the "Revolver"), a $6,000,000 term promissory note (the "Term Note") and a $3,000,000 term promissory note (the "2000 Term Note").

     The Revolver allowed the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At March 31, 2001, the Revolver balance was $2,646,000, letters of credit outstanding were $11,640,000 and funds available to borrow were approximately $10,214,000. The balance of the Term Note was $3,900,000, and the balance on the 2000 Term Note was $2,083,000.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

     The Loan Agreement, as amended, contained loan covenants the most restrictive of which required the Company to maintain $6,000,000 of working capital and $30,000,000 of adjusted net worth. At March 31, 2001, the Company had working capital and adjusted net worth of $16,158,000 and $40,672,000, respectively. The Company was required to maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which was waived by the financial institution through May 15, 2000. Since May 15, 2000, the Company has been in compliance with this covenant.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

     As of March 31, 2001, Bank Debt totaled $8,629,000 which was less than the $35,000,000 allowed; the Company's total debt to total capital ratio was 62.7% which is less than the 72.0% allowed; and the EBITDA coverage ratio was 2.23 to
1.0 which is greater than the 1.50 to 1.0 required. Under the Bond covenants, if the Company attains an EBITDA coverage ratio of greater than 1.5 to 1.0 as of any fiscal yearend beginning with December 31, 2001, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company's general use. The Bond Documents require that a minimum balance of $750,000 be maintained in the debt service reserve fund until the Bonds mature.

     The Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes") that were redeemed on April 30, 2001. As described in the Form 10-K for the year ended December 31, 2000, the Company had at December 31, 2000 a $33,500,000 Loan Agreement (the "Loan Agreement") with a financial institution (the "Lender"). The Loan Agreement provided for a $24,500,000 revolving credit facility (the "Revolver"), a $6,000,000 term promissory note (the "Term Note"), and a $3,000,000 term promissory note (the "2000 Term Note"). On April 12, 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the "Amended Loan Agreement") with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 12, 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement required the payment on April 12 of the then $3,800,000 outstanding balance on the Term Note and provided for the issuance of a new $19,000,000 term promissory note (the "Term Note B"). On April 12, 2001, $4,000,000 was advanced under Term Note B to pay the Term Note and other amounts then borrowed by the Company, and the $15,000,000 balance of Term Note B was advanced on April 30 towards the redemption of the Senior Notes. The interest rate for Term Note B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. The terms of the 2000 Term Note remain unchanged.

     The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the "prime" rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company's assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Amended Loan

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of liabilities under the Amended Loan Agreement and the Subordinated Note Agreement. The Company had $19,746,000 of working capital calculated on a pro forma basis as if the redemption had taken place on March 31, 2001. The net worth covenant requires that the Company maintain $35,000,000 of adjusted net worth until the Subordinated Notes described below are funded, and once Notes are funded, the net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the subordinated notes, to be greater than $60,000,000. At March 31, 2001, the pro forma adjusted net worth calculated as if the redemption had taken place on March 31, 2001 was $75,672,000. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended March 31, 2001 the Company reported EBITDA of $25,069,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At March 31, 2001 the pro forma ratio calculated as if the redemption had taken place on March 31, 2001 was 1.41 to 1.0.

     On April 30, 2001, the Company issued $35,000,000 of 16% Senior Subordinated Notes (the "Subordinated Notes") under a Securities Purchase Agreement (the "Subordinated Note Agreement"). Until October 30, 2006, the Company, at its option, may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% in the form of like notes until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

     The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended March 31, 2001, the fixed charge coverage ratio was 1.86 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $27,000,000 for the quarters ending March 31 and June 30, 2001, not less than $30,500,000 for the quarter ending September 30, 2001, not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At March 31, 2001, the tangible capital base was $44,664,000. The Company is required to

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended March, 2001, EBITDA was $25,069,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt at March 31, 2001 consisted of debt issued under the Loan Agreement. The pro forma priority debt to EBITDA ratio calculated as if the redemption had taken place on March 31, 2001 was 0.94 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to 1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At March 31, 2001 the total liabilities to tangible capital base ratio was 1.57 to 1.0.

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

     Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January 15, 2001 dividend in common stock. Accordingly, the Company issued 59,438 shares of common stock to the holders of the preferred stock in the period ended March 31, 2000. The Company anticipates that commencing in the third quarter of 2001 the preferred stock dividends will be paid in cash.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

  No legal proceedings of a material nature have arisen in the first quarter of 2001, and there have been no material changes during the first quarter of 2001 in the pending legal proceedings disclosed in the Form 10-K for the year ended December 31, 2000.

ITEM 2 - CHANGES IN SECURITIES
------------------------------

  None

ITEM 3 - DEFAULTS UPON SENIOR DEBT
----------------------------------

  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  None

ITEM 5 - OTHER INFORMATION
--------------------------

  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibit No.          Description                                    Location
-----------          -----------                                    --------

4.21         Senior Subordinated Notes dated April 30, 2001
             by and between Clean Harbors, Inc. and
             institutional investors...........................  Filed herewith

4.22         Warrant Agreement dated April 30, 2001 by and
             between Clean Harbors, Inc. and institutional
             investors.........................................  Filed herewith

4.23         Registration Rights Agreement dated
             April 30, 2001 by and between Clean Harbors,
             Inc. and institutional investors..................  Filed herewith

4.24         Subsidiary Guaranty dated April 30, 2001 by
             and between the Company's subsidiaries and
             institutional investors...........................  Filed herewith

             Reports on Form-8-K                                 None

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



                                     Clean Harbors, Inc.
                                     -------------------
                                     Registrant



  Dated:  May 11, 2001               By: /s/ Alan S. McKim
                                     ---------------------
                                     Alan S. McKim
                                     President and
                                     Chief Executive Officer




  Dated:  May 11, 2001               By: /s/ Roger A. Koenecke
                                     -------------------------
                                     Roger A. Koenecke
                                     Senior Vice President and
                                     Chief Financial Officer