Form 10-Q
period 2001-06-30
CLEAN HARBORS INC
filed 2001-08-13
CIK 822818

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 2001
                            -----------------------

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

                            (781) 849-1800 ext. 4454
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes      X    No
                                                 --------      --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               11,442,966
-------------------------------------                 --------------------
          (Class)                               (Outstanding at August 8, 2001)

================================================================================

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                        PART I:   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS                                       PAGES
                                                                    -----

Consolidated Income Statement                                         1

Consolidated Balance Sheets                                           2-3

Consolidated Statements of Cash Flows                                 4-5

Consolidated Statement of Stockholders' Equity                        6

Notes to Consolidated Financial Statements                            7-15

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                   16-26

                          PART II: OTHER INFORMATION

Items No. 1 through 6                                                 27

Signatures                                                            28

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENT
                                   UNAUDITED
              (in thousands except for earnings per share amounts)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                               ---------------------        -------------------
                                                  2001      2000               2001      2000
                                               -------   -------           --------  --------

Revenues                                       $62,300   $62,242          $114,118   $114,979
Cost of revenues                                43,110    42,795            81,561     81,904
Selling, general and administrative
 expenses                                       11,362    10,679            21,142     20,864
Depreciation and amortization                    2,759     2,674             5,548      5,179
                                               -------   -------          --------   --------
Income from operations                           5,069     6,094             5,867      7,032
Interest expense, net                            2,462     2,315             4,590      4,603
                                               -------   -------          --------   --------
Income before provision for (benefit from)
  income taxes                                   2,607     3,779             1,277      2,429
Provision for (benefit from)
  income taxes                                     218       140               (80)       230
                                               -------   -------          --------   --------
    Net income                                 $ 2,389   $ 3,639          $  1,357   $  2,199
                                               =======   =======          ========   ========
Basic earnings per share                         $0.20     $0.32             $0.10   $   0.18
                                               =======   =======          ========   ========
Diluted earnings per share                       $0.18     $0.32             $0.09   $   0.18
                                               =======   =======          ========   ========
Weighted average common
  shares outstanding                            11,396    11,050            11,349     10,992
                                               =======   =======          ========   ========
Weighted average common
   shares plus potentially
   dilutive common shares                       12,703    11,107            12,052     11,138
                                               =======   =======          ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                         JUNE 30,   DECEMBER 31,
                                                           2001        2000
                                                         --------   ------------
                                                       (Unaudited)
ASSETS
 Current assets:
  Cash and cash equivalents                              $    885    $ 2,629
  Restricted investments                                      783        768
  Accounts receivable, net of allowance for doubtful
   accounts of $1,611 and $1,549, respectively             48,197     47,201
  Prepaid expenses                                          2,184      1,563
  Supplies inventories                                      3,769      3,379
  Income taxes receivable                                     122        203
  Deferred tax assets                                       2,788      2,400
                                                         --------   --------
    Total current assets                                   58,728     58,143
                                                         --------   --------
 Property, plant and equipment:
  Land                                                      8,478      8,478
  Buildings and improvements                               42,985     42,700
  Vehicles and equipment                                   92,364     90,794
  Furniture and fixtures                                    2,228      2,225
  Construction in progress                                  2,005        794
                                                         --------   --------
                                                          148,060    144,991
 Less - Accumulated depreciation
  and amortization                                         93,739     89,389
                                                         --------   --------
  Net property, plant and equipment                        54,321     55,602
                                                         --------   --------
 Other assets:
  Goodwill, net                                            19,416     19,799
  Permits, net                                             11,120     11,667
  Other                                                     4,309      4,357
                                                         --------   --------
    Total other assets                                     34,845     35,823
                                                         --------   --------
 Total assets                                            $147,894   $149,568
                                                         ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                    JUNE 30,   DECEMBER 31,
                                                      2001         2000
                                                    --------    --------
                                                  (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current maturities of long-term
      obligations                                   $  3,814    $  2,405
   Accounts payable                                   16,429      19,100
   Accrued disposal costs                              7,451       7,479
   Other accrued expenses                             12,511      12,601
   Income taxes payable                                  308         137
                                                    --------    --------
          Total current liabilities                   40,513      41,722
                                                    --------    --------
  Long-term obligations, less current maturities      60,699      64,853
  Other                                                1,244       1,358
                                                    --------    --------
          Total other liabilities                     61,943      66,211
                                                    --------    --------
  Stockholders' equity:
   Preferred Stock, $.01 par value:
    Series A Convertible;
     Authorized-2,000,000 shares; Issued and
       outstanding - none                                ---         ---
    Series B Convertible;
     Authorized-156,416 shares; Issued and
       outstanding 112,000 (liquidation
        preference of $5.6 million)                        1           1
   Common Stock, $.01 par value
     Authorized-20,000,000 shares;
       Issued and outstanding-11,414,108 and
         11,216,107 shares, respectively                 114         112
   Additional paid-in capital                         64,667      61,999
   Accumulated deficit                               (19,344)    (20,477)
                                                    --------    --------
          Total stockholders' equity                  45,438      41,635
                                                    --------    --------
  Total liabilities and stockholders' equity        $147,894    $149,568
                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                  ------------------
                                                    2001       2000
                                                  -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 1,357   $ 2,199
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                   5,548     5,179
    Allowance for doubtful accounts                   342       342
    Amortization of deferred financing costs          265       172
    Deferred income taxes                            (388)      ---
    (Gain) loss on sale of fixed assets               (19)        6
  Changes in assets and liabilities:
    Accounts receivable                            (1,338)   (7,764)
    Prepaid expenses                                 (621)     (600)
    Supplies inventories                             (390)      (65)
    Income taxes receivable                            81       ---
    Other assets                                       48        (4)
    Accounts payable                               (3,360)      233
    Accrued disposal costs                            (28)    2,573
    Other accrued expenses                            (90)    1,054
    Income taxes payable                              171       123
    Other liabilities                                (114)       48
                                                  -------   -------
  Net cash provided by operating activities         1,464     3,496
                                                  -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment       (2,661)   (4,570)
  Proceeds from the sale of fixed assets               32        43
  Cost of restricted investments acquired             (15)     (552)
                                                  -------   -------
  Net cash used in investing activities           $(2,644)  $(5,079)
                                                  -------   -------

The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                        ------------------
                                                          2001       2000
                                                        --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of Senior Notes                              $(50,000)  $  ---
 Issuance of Subordinated Notes                           35,000      ---
 Additional borrowings under term notes                   19,000    3,000
 Net borrowings (repayments) under long-term
  revolver                                                 3,317     (527)
 Payments on long-term obligations                        (5,152)    (767)
 Additions to deferred financing costs                    (2,854)     ---
 Proceeds from exercise of stock options                      29       69
 Proceeds from employee stock purchase plan                   96      121
                                                        --------   ------
 Net cash provided by (used in) financing activities        (564)   1,896
                                                        --------   ------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS:                                         (1,744)     313
 Cash and cash equivalents, beginning of year              2,629    2,783
                                                        --------   ------
 Cash and cash equivalents, end of period               $    885   $3,096
                                                        ========   ======
Supplemental Information:
 Non cash investing and financing activities:
   Stock dividend on preferred stock                    $    224   $  224

    The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                   UNAUDITED
                                 (in thousands)


                                           Series B
                                        Preferred Stock           Common Stock
                                  ------------------------   ------------------------   Additional                        Total
                                    Number of   $0.01 Par      Number of   $0.01 Par      Paid-in      Accumulated     Stockholders'
                                     Shares       Value          Shares      Value        Capital        Deficit          Equity
                                    --------    ---------        -------   ---------    ----------     ----------       ----------
Balance at December 31, 2000           112         $1            11,216       $112        $61,999        $(20,477)        $41,635

Net income                             ---        ---               ---        ---            ---           1,357           1,357

Warrants issued                        ---        ---               ---        ---          2,321             ---           2,321

Preferred stock dividends:
  Series B                             ---        ---               105          1            223            (224)           ---

Proceeds from exercise of
  stock options                        ---        ---                29        ---             29             ---             29

Employee stock purchase plan           ---        ---                64          1             95             ---             96
                                     ------      ------          -------     ------      ---------        --------    ----------
Balance at June 30, 2001               112         $1            11,414       $114        $64,667         $(19,344)      $45,438
                                     ======      ======          =======     ======      =========        =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three and six months ended June 30, 2001 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2  RECLASSIFICATIONS

     As disclosed in Note 4, the Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes") that were redeemed on April 30, 2001. Reclassifications were made between current maturities of long-term obligations and long-term obligations, less current maturities as of December 31, 2000 to reflect the post-balance-sheet-date issuance of the long-term obligations issued to refinance the Senior Notes.

NOTE 3  LEGAL MATTERS

     As disclosed in the Form 10-K for the year ended December 31, 2000, the Company was the subject of a review by the US Environmental Protection Agency (the "US EPA") concerning the untimely delivery of certain railcars to the Clean Harbors' rail facility in Sterling, Colorado. In 1998, the Company determined that because the railcars had not been received in a timely fashion, the Company should have filed exception reports notifying regulators of the delay in arrival. The Company immediately filed the required reports with the appropriate regulators thereby coming into compliance with the regulation, and the Company implemented new internal reporting procedures to ensure that exception reports would be filed in a timely fashion. To the Company's knowledge, there have been no subsequent untimely filings.

     No other infractions of any federal or state law were identified as a result of this review. Accordingly, the Company agreed to enter into Civil Consent Agreements with the US EPA to settle the matter without further proceedings and without formally admitting to any alleged violations.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3  LEGAL MATTERS (CONTINUED)

The Company paid a penalty to the US EPA of $50,000 and donated $150,000 to the City of Sterling to purchase hazardous material apparatus for the City's fire department in connection with the settlement of the enforcement action taken by the US EPA for violations of the hazardous waste exception reporting requirements promulgated under the Resource Conservation and Recovery Act
(RCRA). The agreements and these payments effectively close this matter.

NOTE 4  FINANCING ARRANGEMENTS

The following table is a summary of the Company's long-term debt obligations:

                                                                                  June 30,       DECEMBER 31,
                                                                                    2001            2000
                                                                               ------------------------------
                                                                                        (IN THOUSANDS)
Long-term obligations consist of the following:
  Economic development revenue bonds, bearing interest at 10.75%............      $ 9,800          $ 9,800
  Revolving credit with a financial institution, bearing interest at the
   Eurodollar rate (3.863% at June 30, 2001) plus 3.00% or the "prime" rate
   (7.00% at June 30, 2001) plus 1.50%, collateralized by substantially all
   assets...................................................................        4,711            1,394
  Term Note B payable, bearing interest at the greater of the "prime"  rate
   (7.00% at June 30, 2001) plus 3.50% or 12.00% collateralized
    by substantially all assets.............................................       18,548              ---
  1999 Term Note payable....................................................          ---            4,200
  2000 Term Note payable, bearing interest at the Eurodollar rate (3.863%
   at June 30, 2001) plus 3.00% or the "prime" rate (7.00% at June 30,
   2001) plus 1.50% collateralized by substantially all assets..............        1,833            2,333
   Subordinated Notes, bearing interest at 16%..............................       35,000              ---
   Senior Notes payable, bearing interest at 12.50%.........................          ---           50,000
                                                                                 --------          -------
                                                                                   69,892           67,727
   Less: current maturities.................................................        3,814            2,405
   Less: unamortized financing costs........................................        3,113              469
   Less: issue discount on Subordinated Notes...............................        2,266              ---
                                                                                 --------          -------
   Long-term obligations....................................................      $60,699          $64,853
                                                                                 ========          =======

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4  FINANCING ARRANGEMENTS (CONTINUED)

Below is a summary of minimum principal payments due under the Company's long-term obligations (in thousands):

YEAR                                                               Amount
----                                                            ------------
Last half 2001................................................    $ 1,957
2002..........................................................      3,814
2003..........................................................      3,147
2004..........................................................      7,525
2005..........................................................      2,814
Thereafter....................................................     50,635
                                                                 --------
Total minimum payments due under long-term obligations
  including current maturities................................    $69,892
                                                                 ========

     The Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes") that were redeemed on April 30, 2001. As described in the Form 10-K for the year ended December 31, 2000, the Company had at December 31, 2000 a $33,500,000 Loan Agreement (the "Loan Agreement") with a financial institution (the "Lender"). The Loan Agreement provided for a $24,500,000 revolving credit facility (the "Revolver"), a $6,000,000 term promissory note (the "1999 Term Note"), and a $3,000,000 term promissory note (the "2000 Term Note"). On April 12, 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the "Amended Loan Agreement") with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 12, 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At June 30, 2001, borrowings on the Revolver were $4,711,000, letters of credit outstanding were $11,640,000 and the amount available to borrow was $13,649,000. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement required the payment on April 12 of the then $3,800,000 outstanding balance on the 1999 Term Note and provided for the issuance of a new $19,000,000 term promissory note (the "Term Note B"). On April 12, 2001, $4,000,000 was advanced under Term Note B to pay the 1999 Term Note and other amounts then borrowed by the Company, and the $15,000,000 balance of Term Note B was advanced on April 30 towards the redemption of the Senior Notes. The interest rate for Term Note B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. The terms of the 2000 Term Note remain unchanged.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4  FINANCING ARRANGEMENTS (CONTINUED)

     The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the "prime" rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company's assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of liabilities under the Amended Loan Agreement and the Subordinated Note Agreement. The Company had $21,926,000 of working capital on June 30, 2001, excluding the current portion of these notes. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the subordinated notes, to be greater than $60,000,000. At June 30, 2001, the adjusted net worth was
$80,438,000.   The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended June 30, 2001 the Company reported EBITDA of $24,129,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At June 30, 2001 Senior Debt to EBITDA ratio was 1.53 to 1.0.

     On April 30, 2001, the Company issued $35,000,000 of 16% Senior Subordinated Notes (the "Subordinated Notes") under a Securities Purchase Agreement (the "Subordinated Note Agreement"). Until October 30, 2006, the Company, at its option, may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% in the form of like notes until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The Subordinated Notes yield 17.02% when the debt issue discount relating to the warrants is included. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

     The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended June 30, 2001, the fixed charge coverage ratio was 1.43 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $27,000,000 for the quarter ending June 30, 2001, not less than $30,500,000 for the quarter ending September 30, 2001, not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At June

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4  FINANCING ARRANGEMENTS (CONTINUED)

30, 2001, the tangible capital base was $49,902,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended June 30, 2001, EBITDA was $24,129,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt at June 30, 2001 consisted of debt issued under the Loan Agreement. The priority debt to EBITDA ratio on June 30, 2001 was 1.04 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to 1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than
2.75 to 1.0. At June 30, 2001 the total liabilities to tangible capital base ratio was 1.35 to 1.0.

  Effective June 1, 2000, the Bond Documents under which the Company has outstanding $9,800,000 of industrial revenue bonds (the "Bonds") were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company's total debt to total capital (debt plus stockholders' equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). Although the debt to total capital ratio was less than 72% and thus within covenant, the amended Bond Documents require that the Company make six equal monthly payments of $125,000 each for a total of $750,000 into a debt service reserve fund held by the trustee, if either of the following occurs: (i) the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total interest (the "EBITDA coverage ratio") for the most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company's ratio of debt to total capital at the end of such fiscal year is greater than 65%. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents required that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000, for total of $750,000. In addition to the $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company's additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than
1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 2000 was
2.24 to 1.0, and the Company was therefore not required to make any such additional payments into the debt service reserve fund based upon the Company's EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund described above.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4  FINANCING ARRANGEMENTS (CONTINUED)

     As of June 30, 2001, Bank Debt totaled $25,092,000 which was less than the $35,000,000 allowed; the Company's total debt to total capital ratio was 60.6% which is less than the 72.0% allowed; and the EBITDA coverage ratio was 2.06 to
1.0 which is greater than the 1.50 to 1.0 required. Under the Bond covenants, if the Company attains an EBITDA coverage ratio of greater than 1.5 to 1.0 as of any fiscal yearend beginning with December 31, 2001, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company's general use. The Bond Documents require that a minimum balance of $750,000 be maintained in the debt service reserve fund until the Bonds mature.

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

     In the second quarter of 2001, the Company recorded $137,000 of tangible property and net worth taxes that are levied as a component of state income taxes, and the Company wrote off an $81,000 income tax refund that was rejected by the Internal Revenue Service. In the second quarter of 2000, the Company recorded $90,000 of state income taxes and $50,000 in federal alternative minimum taxes. In the first half of 2001, the Company recorded a $388,000 tax benefit relating to the first quarter loss which was partially offset by $227,000 in state income taxes and the $81,000 income tax refund that was written off. In the first half of 2000, the Company recorded $180,000 in state income tax expense and $50,000 in federal alternative minimum taxes.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5  INCOME TAXES (CONTINUED)

     During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. In 1996, the Company received a notice of intent to assess state income taxes of $3,000,000 from one of the states in which it operates. In the second quarter of 2001, the State reduced its demand from the $3,000,000 originally demanded to $500,000. The case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $500,000 plus accrued interest to the state. The Company cannot currently predict when the decision for the administrative appeal will be made. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

NOTE 6 EARNINGS PER SHARE

  The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

                                          Three Months Ended June 30, 2001
                                       --------------------------------------
                                          Income      Shares      Per-Share
                                       (Numerator)  (Denominator)  Income
                                       -----------  ------------- ---------
    Net income                             $2,389
    Less preferred dividends                  112
                                          -------      -------      ------
    Basic EPS
    (income available to shareholders)      2,277      11,396        0.20

    Effect of dilutive securities             ---       1,307       (0.02)
                                           ------      -------     ------
    Diluted EPS
       Income available to common
       shareholders plus assumed
       conversions                         $2,277      12,703       $0.18
                                           ======      ======      ======


                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6 EARNINGS PER SHARE (CONTINUED)

                                         Three Months Ended June 30, 2000
                                    ----------------------------------------
                                       Income          Shares      Per-Share
                                     (Numerator)    (Denominator)    Income
                                    -------------   -------------  ---------
Net income                              $3,639
Less preferred dividends                   112
                                       -------         -------       -------
Basic EPS
(income available to shareholders)       3,527          11,050         0.32

Effect of dilutive securities              ---              57          ---
                                        ------          ------        ------
Diluted EPS
 Income available to common
 shareholders plus assumed
 conversions                            $3,527          11,107        $0.32
                                        ======          ======        ======

                                           Six Months Ended June 30, 2001
                                      ----------------------------------------
                                        Income          Shares      Per-Share
                                     (Numerator)    (Denominator)     Income
                                     -----------    -------------   ---------
Net income                             $1,357
Less preferred dividends                  224
                                      -------          -------        ------
Basic EPS
(income available to shareholders)      1,133           11,349         0.10
Effect of dilutive securities             ---              703        (0.01)
                                      -------          -------        ------
Diluted EPS
 Income available to common share-
 holders plus assumed conversions       1,133           12,052        $0.09
                                      =======           ======        ======


                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6 EARNINGS PER SHARE (CONTINUED)

                                          Six Months Ended June 30, 2000
                                       ------------------------------------
                                          Income       Shares     Per-Share
                                       (Numerator)  (Denominator)   Income
                                       -----------  ------------- ---------
    Net income                           $2,199
    Less preferred dividends                224
                                        -------        -------       ------
    Basic EPS
    (income available to shareholders)    1,975         10,992        0.18

    Effect of dilutive securities           ---            146         ---
                                         ------        --------      ------
    Diluted EPS
       Income available to common
       shareholders plus assumed
       conversions                       $1,975         11,138       $0.18
                                         ======        ========      ======

     The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the three months ended June 30, 2001, some of the options outstanding are dilutive while the convertible preferred stock is not dilutive. For the six months ended June 30, 2001, the warrants issued in conjunction with the Subordinated Notes as described in Note 4 and some of the options outstanding are dilutive while the convertible preferred stock is not dilutive. The warrants outstanding at December 31, 2000 expired in the first quarter of 2001 without being exercised. For the three and six months ended June 30, 2000 some of the options outstanding but none of the warrants or convertible preferred stock then outstanding are dilutive. Only those options and warrants where the exercise price was less than the average market price of the common shares for the period are included in the above calculations.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                           Forward-Looking Statement

          In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated certain operating data associated with the Company's results of operations.

                                             Percentage of Total Revenues
                                        ------------------------------------
                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                        ------------------  ----------------
                                            2001     2000       2001    2000
                                           -----    -----      -----   -----
Revenues                                   100.0%   100.0%     100.0%  100.0%
Cost of revenues:
 Disposal costs paid to third parties        9.6     11.4        9.0    11.9
 Other costs                                59.6     57.3       62.5    59.3
                                           -----    -----      -----   -----
 Total cost of revenues                     69.2     68.7       71.5    71.2
Selling, general and administrative
 expenses                                   18.3     17.2       18.5    18.2
Depreciation and amortization
 of intangible assets                        4.4      4.3        4.9     4.5
                                           -----    -----      -----   -----
Income from operations                       8.1%     9.8%       5.1%    6.1%
                                           =====    =====      =====   =====


                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    -------------------     -----------------
                                      2001     2000           2001     2000
                                    ------   ------         ------   ------
Other Data:
----------
Earnings before interest, taxes,
 depreciation and amortization
 (EBITDA) (in thousands)            $7,828   $8,768        $11,415   $12,211

REVENUES

     Revenues for the second quarter of 2001 were $62,300,000, an increase of $58,000 from $62,242,000 of revenues for the second quarter of 2000. Site services revenues decreased by $3,003,000 due to a greater amount of higher margin emergency response events in 2000 as compared to 2001. Transportation and disposal revenue increased by $3,003,000, reflecting growth in the Company's base customer business.

     Revenues for the first half of 2001 were $114,118,000, a decrease of $861,000 or 0.7% from $114,979,000 of revenues for the first half of 2000. Site services revenues decreased by $4,692,000 due to a greater amount of higher margin emergency response events in 2000 as compared to 2001. Transportation and disposal revenue increased by $4,973,000, reflecting growth in the Company's base customer business.

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

          The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company continues to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In addition, the Company uses strategic sourcing initiatives in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where the Company is currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that the Company uses through reducing the number of purchase orders that must be prepared and invoices that must be processed. No assurance can be given that the Company's efforts to manage future operating expenses will be successful. Efforts to reduce costs are ongoing.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES

     Cost of revenues were $43,110,000 for the quarter ended June 30, 2001 compared to $42,795,000 for the quarter ended June 30, 2000, an increase of $315,000 or 0.7%. As a percentage of revenues, cost of revenues increased from 68.7% for the quarter ended June 30, 2000 to 69.2% for the quarter ended June 30, 2001. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenues declined from 11.4% for the quarter ended June 30, 2000 to 9.6% for the quarter ended June 30, 2001. This decrease was due to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues increased from 57.3% for the quarter ended June 30, 2000 to 59.6% for the quarter ended June 30, 2001. Other costs increased as a percentage of revenues due to less higher margin emergency response work performed in the second quarter of 2001 as compared to the second quarter of 2000.

     Cost of revenues were $81,561,000 for the six months ended June 30, 2001 compared to $81,904,000 for the six months ended June 30, 2000, a decrease of $343,000. As a percentage of revenues, cost of revenues increased from 71.2% for the six months ended June 30, 2000 to 71.5% for the six months ended June 30, 2001. Disposal costs paid to third parties as a percentage of revenues declined from 11.9% for the six months ended June 30, 2000 to 9.0% for the six months ended June 30, 2001. This decrease was due to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues increased from 59.3% for the six months ended June 30, 2000 to 62.5% for the six months ended June 30, 2001. Other costs increased as a percentage of revenues due to less higher margin emergency response work performed in the first half of 2001 as compared to the first half of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses increased to $11,362,000 for the quarter ended June 30, 2001 from $10,679,000 for the quarter ended June 30, 2000, an increase of $683,000 or 6.4%. Increases in expenses primarily consisted of $350,000 for two legal matters, $340,000 of costs related to the refinancing of the Senior Notes, an increase in the 401(K) match which was implemented in order to improve recruitment and retention of employees, and a charge taken to write down the carrying value of the Natick, Massachusetts facility to its net realizable value. These increases in expenses were partially offset by a decrease in expense for commissions and the management incentive program due to the Company not fully meeting its sales and profitability goals for the second quarter of 2001 while these goals were reached in the second quarter of 2000.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

     Selling, general and administrative expenses increased to $21,142,000 for the six months ended June 30, 2001 from $20,864,000 for the six months ended June 30, 2000, an increase of $278,000 or 1.3%. Increases in expenses primarily consisted of $350,000 for two legal matters, $340,000 of costs related to the refinancing of the Senior Notes, an increase in the 401(K) match which was implemented in order to improve recruitment and retention of employees, and a charge taken to write down the carrying value of the Natick, Massachusetts facility to its net realizable value. These increases in expenses were partially offset by a decrease in expense for commissions and the management incentive program due to the Company not fully meeting its sales and profitability goals for the first half of 2001 while these goals were reached in the first half of 2000.

INTEREST EXPENSE, NET

     Interest expense net of interest income was $2,462,000 for the second quarter of 2001 as compared to $2,315,000 for the second quarter of 2000. As further discussed under "Financial Condition and Liquidity" later in this report, on April 30, 2001 the Company redeemed $50,000,000 of Senior Notes. Interest expense increased due to the higher interest rates on the debt issued to refinance the Senior Notes. Partially offsetting this increase is a decrease in expense due to lower average balances of debt outstanding.

     Interest expense net of interest income was $4,590,000 for the first half of 2001 as compared to $4,603,000 for the first half of 2000. Interest expense decreased due to lower average balances of debt outstanding. Partially offsetting this decrease is an increase in expense due to the higher interest rates on the debt issued to refinance the Senior Notes.

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

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES (CONTINUED)

     In the second quarter of 2001, the Company recorded $137,000 of tangible property and net worth taxes that are levied as a component of state income taxes, and the Company wrote off an $81,000 income tax refund that was rejected by the Internal Revenue Service. In the second quarter of 2000, the Company recorded $90,000 of state income taxes and $50,000 in federal alternative minimum taxes. In the first half of 2001, the Company recorded a $388,000 tax benefit relating to the first quarter loss which was partially offset by $227,000 in state income taxes and the $81,000 income tax refund that was written off. In the first half of 2000, the Company recorded $180,000 in state income tax expense and $50,000 in federal alternative minimum taxes.

          During the ordinary course of its business, the Company is audited by federal and state tax authorities which may result in proposed assessments. In 1996, the Company received a notice of intent to assess state income taxes of $3,000,000 from one of the states in which it operates. In the second quarter of 2001, the state reduced its demand from the $3,000,000 orginally demanded to $500,000. The case is currently undergoing administrative appeal. If the Company loses the administrative appeal, the Company may be required to make a payment of approximately $500,000 plus accrued intrest to the state. The Company cannot currently predict when the decision for the administrative appeal will be made. The Company believes that it has properly reported its state income and intends to contest the assessment vigorously. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute, the amount of any final adjustments or the potential impact of such adjustments on the Company's financial condition or results of operations.

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

FINANCIAL CONDITION AND LIQUIDITY

     For the six months ended June 30, 2001, the Company generated $1,464,000 of cash from operations. Sources of operating cash totaled $7,812,000 and consisted primarily of $1,357,000 of net income for the period, non-cash expenses of $5,548,000 for depreciation and amortization, $342,000 for the allowance for doubtful accounts and $265,000 for the amortization of deferred financing costs. Partially offsetting these sources of cash were uses of cash of $6,348,000 which was largely due to lower levels of accounts payable of $3,360,000 at June 30, 2001 as compared to December 31, 2000. The increase in accounts receivable of $1,338,000 compared to the level at December 31, 2000, which was in turn due to the higher level of sales in the second quarter of 2001 as compared to the fourth quarter of 2000 accounted for the next largest use of funds from operations.

          For the six months ended June 30, 2001, the Company used $2,644,000 in investing activities which consisted primarily of $2,661,000 of additions to property, plant and equipment and an increase in restricted investments of $15,000 relating to interest earned on the debt service reserve fund for the industrial revenue bonds. These uses of funds were partially offset by proceeds from the sale of fixed assets of $32,000.

          For the six months ended June 30, 2001, the Company used $564,000 in financing activities. As further discussed later in this section of the report, on April 30, 2001 the Company redeemed $50,000,000 of Senior Notes. Sources of funds consist of the issuance of Subordinated Notes of $35,000,000, borrowings under Term Note B of $19,000,000, net borrowings under the revolving line of credit of $3,317,000, proceeds from the employee stock purchase plan of $96,000 and proceeds from the exercise of stock options of $29,000. These sources of funds were used to redeem the $50,000,000 of Senior Notes, to reduce long-term obligations by $5,152,000 and to fund the cost of refinancing the long-term debt of $2,854,000.

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

     The Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the "Senior Notes") that were redeemed on April 30, 2001. As described in the Form 10-K for the year ended December 31, 2000, the Company had at December 31, 2000 a $33,500,000 Loan Agreement (the "Loan Agreement") with a financial institution (the "Lender"). The Loan Agreement provided for a $24,500,000 revolving credit facility (the "Revolver"), a $6,000,000 term promissory note (the "1999 Term Note"), and a $3,000,000 term promissory note (the "2000 Term Note"). On April 12, 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the "Amended Loan Agreement") with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 12, 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At June 30, 2001, borrowings on the Revolver were $4,711,000, letters of credit outstanding were $11,640,000 and the amount available to borrow was $13,649,000. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement required the payment on April 12 of the then $3,800,000 outstanding balance on the 1999 Term Note and provided for the issuance of a new $19,000,000 term promissory note (the "Term Note B"). On April 12, 2001, $4,000,000 was advanced under Term Note B to pay the 1999 Term Note and other amounts then borrowed by the Company, and the $15,000,000 balance of Term Note B was advanced on April 30 towards the redemption of the Senior Notes. The interest rate for Term Note B is the greater of the prime rate plus 3.50% or

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. The terms of the 2000 Term Note remain unchanged.

     The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the "prime" rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company's assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of liabilities under the Amended Loan Agreement and the Subordinated Note Agreement. The Company had $21,926,000 of working capital on June 30, 2001, excluding the current portion of these notes. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the Subordinated Notes, to be greater than $60,000,000. At June 30, 2001, the adjusted net worth was
$80,438,000.   The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended June 30, 2001 the Company reported EBITDA of $24,129,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At June 30, 2001 Senior Debt to EBITDA ratio was 1.52 to 1.0.

  On April 30, 2001, the Company issued $35,000,000 of 16% Senior Subordinated Notes (the "Subordinated Notes") under a Securities Purchase Agreement (the "Subordinated Note Agreement"). Until October 30, 2006, the Company, at its option, may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% in the form of like notes until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The Subordinated Notes yield 17.02% when the debt issue discount relating to the warrants is included. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

     The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended June 30, 2001, the fixed charge coverage ratio was 1.43 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $27,000,000 for the quarter ending June 30, 2001, not less than $30,500,000 for the quarter ending September 30, 2001, not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At June 30, 2001, the tangible capital base was $49,902,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended June 30, 2001, EBITDA was $24,129,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to
1.0. Priority debt at June 30, 2001 consisted of debt issued under the Loan Agreement. The priority debt to EBITDA ratio on June 30, 2001 was 1.04 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to 1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At June 30, 2001 the total liabilities to tangible capital base ratio was 1.35 to 1.0.

     Effective June 1, 2000, the Bond Documents under which the Company has outstanding $9,800,000 of industrial revenue bonds (the "Bonds") were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company's total debt to total capital (debt plus stockholders' equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). Although the debt to total capital ratio was less than 72% and thus within covenant, the amended Bond Documents require that the Company make six equal monthly payments of $125,000 each for a total of $750,000 into a debt service reserve fund held by the trustee, if either of the following occurs: (i) the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to total interest (the "EBITDA coverage ratio") for the most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company's ratio of debt to total capital at the end of such fiscal year is greater than 65%. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents required that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000, for total of $750,000. In addition to the $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company's additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than
1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 2000 was
2.24 to 1.0, and the Company was therefore not required to make any such additional payments into the

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

debt service reserve fund based upon the Company's EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund described above.

  As of June 30, 2001, Bank Debt totaled $25,092,000 which was less than the $35,000,000 allowed; the Company's total debt to total capital ratio was 60.6 which is less than the 72.0% allowed; and the EBITDA coverage ratio was 2.06 to
1.0 which is greater than the 1.50 to 1.0 required. Under the Bond covenants, if the Company attains an EBITDA coverage ratio of greater than 1.5 to 1.0 as of any fiscal yearend beginning with December 31, 2001, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company's general use. The Bond Documents require that a minimum balance of $750,000 be maintained in the debt service reserve fund until the Bonds mature.

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

     Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January and April 2001 dividends in common stock. Accordingly, the Company issued 59,438 and 45,597 shares of common stock to the holders of the preferred stock in the quarters ended March 31 and June 30, 2001, respectively. The Company anticipates being able to resume cash payment of preferred stock dividends starting with the July 15, 2001 dividend.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 is not expected to materially effect the Company's results. The Company expects the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company has not yet tested goodwill for impairment using the criteria set forth under SFAS No. 142; thus, the Company cannot predict what impact, if any, SFAS No. 142 will have on its periodic tests of impaired assets.

                      CLEAN HARBORS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     See Note 3 to the financial statements.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

      None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      The Company's 2001 Annual Meeting of Stockholders was held on June 16, 2001. At the meeting, the Stockholders elected John P. DeVillars and Daniel J. McCarthy to serve as directors of the Company for a three-year term, until the 2004 Annual Meeting of Stockholders. Other directors whose term of office as director continued after the meeting were: John F. Kaslow, John T. Preston, Alan
S. McKim, Thomas J. Shields and Lorne R. Waxlax.

     Stockholders owning 10,377,559 shares of stock, or 91.0% of eligible shares were represented in person or by proxy.

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



                               Clean Harbors, Inc.
                               -------------------------
                               Registrant



  Dated:  August 13, 2001      By:  /s/ Alan S. McKim
                               --------------------------
                               Alan S. McKim
                               Chairman of the Board and
                               Chief Executive Officer




  Dated: August 13, 2001       By:  /s/ Roger A. Koenecke
                               --------------------------
                               Roger A. Koenecke
                               Senior Vice President and
                               Chief Financial Officer