Form 10-Q
period 2001-09-30
CLEAN HARBORS INC
filed 2001-11-14
CIK 822818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended September 30, 2001

Commission File Number 0-16379

CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2997780
(State of Incorporation)	(IRS Employer Identification No.)

1501 Washington Street, Braintree, MA	02184-7535
(Address of Principal Executive Offices)	(Zip Code)

(781) 849-1800 ext. 4454
(Registrant’s Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,476,754
(Class)	(Outstanding at November 5, 2001)

CLEAN HARBORS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I:    FINANCIAL INFORMATION

Pages

ITEM 1: FINANCIAL STATEMENTS

Consolidated Income Statement	1

Consolidated Balance Sheets	2-3

Consolidated Statements of Cash Flows	4-5

Consolidated Statement of Stockholders’ Equity	6

Notes to Consolidated Financial Statements	7-13

I TEM 2: M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS	14-22

PART II: OTHER INFORMATION

Items No. 1 through 6	23

Signatures	24

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT
Unaudited
(in thousands, except for earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$61,659	$60,290	$175,777	$175,269
Cost of revenues	45,412	42,385	126,973	124,289
Selling, general and administrative expenses	10,314	10,803	31,456	31,667
Depreciation and amortization	2,794	2,736	8,342	7,915

Income from operations	3,139	4,366	9,006	11,398
Interest expense, net	2,553	2,395	7,143	6,998

Income before provision for income taxes	586	1,971	1,863	4,400
Provision for income taxes	182	64	102	294

Net income	$ 404	$ 1,907	$ 1,761	$ 4,106

Basic earnings per share	$ 0.03	$ 0.16	$ 0.13	$ 0.34

Diluted earnings per share	$ 0.02	$ 0.15	$ 0.11	$ 0.33

Weighted average common shares outstanding	11,441	11,139	11,380	11,041

Weighted average common shares plus potentially dilutive common shares	13,142	11,764	12,429	11,266

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$ 2,110	$ 2,629
Restricted investments	790	768
Accounts receivable, net of allowance for doubtful accounts of $1,677 and $1,549, respectively	51,119	47,201
Prepaid expenses	1,788	1,563
Supplies inventories	3,773	3,379
Income taxes receivable	—	203
Deferred tax assets	2,788	2,400

Total current assets	62,368	58,143

Property, plant and equipment:
Land	8,478	8,478
Buildings and improvements	43,690	42,700
Vehicles and equipment	93,648	90,794
Furniture and fixtures	2,228	2,225
Construction in progress	2,222	794

	150,266	144,991
Less—Accumulated depreciation and amortization	95,948	89,389

Net property, plant and equipment	54,318	55,602

Other assets:
Goodwill, net	19,224	19,799
Permits, net	10,814	11,667
Other	4,301	4,357

Total other assets	34,339	35,823

Total assets	$151,025	$149,568

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y

Current liabilities:
Uncashed checks	$ 2,313	$ —
Current maturities of long-term obligations	3,814	2,405
Accounts payable	20,538	19,100
Accrued disposal costs	7,600	7,479
Other accrued expenses	12,803	12,601
Income taxes payable	29	137

Total current liabilities	47,097	41,722

Long-term obligations, less current maturities	56,564	64,853
Other	1,543	1,358

Total other liabilities	58,107	66,211

Stockholders’ equity:
Preferred Stock, $.01 par value:
Series A Convertible; Authorized-2,000,000 shares; Issued and outstanding—none	—	—
Series B Convertible; Authorized 156,416 shares; Issued and outstanding 112,000 (liquidation preference of $5.6 million)	1	1
Common Stock, $.01 par value
Authorized 20,000,000 shares; Issued and outstanding 11,442,966 and 11,216,107 shares, respectively	114	112
Additional paid-in capital	64,758	61,999
Accumulated deficit	(19,052)	(20,477)

Total stockholders’ equity	45,821	41,635

Total liabilities and stockholders’equity	$151,025	$149,568

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,761	$4,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,342	7,915
Allowance for doubtful accounts	513	513
Amortization of deferred financing costs	489	259
Deferred income taxes	(388)	—
Gain on sale of fixed assets	(47)	(20)
Changes in assets and liabilities:
Accounts receivable	(4,431)	(7,196)
Refundable income taxes	203	(81)
Prepaid expenses	(225)	(679)
Supplies inventories	(394)	(52)
Other assets	56	(160)
Accounts payable	606	(560)
Accrued disposal costs	121	2,267
Other accrued expenses	202	1,891
Income tax payable	(108)	298
Other liabilities	185	75

Net cash provided by operating activities	6,885	8,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,859)	(6,114)
Proceeds from sale and maturities of restricted investments	—	1,152
Cost of restricted investments acquired	(22)	(504)
Proceeds from the sale of fixed assets	108	101

Net cash used in investing activities	$(4,773)	$(5,365)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes	$(50,000)	$ —
Issuance of Subordinated Notes	35,000	—
Additional borrowings under term notes	19,000	3,000
Uncashed checks	2,313	—
Net borrowings (repayments) under long-term Revolver	17	(6,717)
Payments on long-term obligations	(6,181)	(1,417)
Additions to deferred financing costs	(2,884)	—
Proceeds from exercise of stock options	75	156
Proceeds from employee stock purchase plan	141	102
Dividend payment on preferred stock	(112)	—

Net cash used in financing activities	(2,631)	(4,876)

DECREASE IN CASH AND CASH EQUIVALENTS:	(519)	(1,665)
Cash and cash equivalents, beginning of year	2,629	2,783

Cash and cash equivalents, end of period	$ 2,110	$1,118

Supplemental Information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$ 224	$ 336

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value
Balance at December 31, 2000	112	$ 1	11,216	$112	$61,999	$(20,477)	$41,635
Net income	—	—	—	—	—	1,761	1,761
Warrants issued	—	—	—	—	2,321	—	2,321
Preferred stock dividends:
Series B	—	—	105	1	223	(336)	(112)
Proceeds from exercise of stock options	—	—	39	—	75	—	75
Employee stock purchase plan	—	—	83	1	140	—	141

Balance at September 30, 2001	112	$ 1	11,443	$114	$64,758	$(19,052)	$45,821

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    Basis of Presentation

          The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2    Significant Accounting Policies

(a) Uncashed Checks:

          The Company’s cash management program results in such checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company’s revolving credit facility.

(b) Reclassifications:

          As disclosed in Note 4, the Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the “Senior Notes”) that were redeemed on April 30, 2001. Reclassifications were made between current maturities of long-term obligations and long-term obligations, less current maturities as of December 31, 2000 to reflect the post-balance-sheet-date issuance of the long-term obligations issued to refinance the Senior Notes.

NOTE 3    Legal Matters

          As disclosed in the Form 10-K for the year ended December 31, 2000, the Company was the subject of a review by the US Environmental Protection Agency (the “US EPA”) concerning the untimely delivery of certain railcars to the Clean Harbors’ rail facility in Sterling, Colorado. In 1998, the Company determined that because the railcars had not been received in a timely fashion, the Company should have filed exception reports notifying regulators of the delay in arrival. The Company immediately filed the required reports with the appropriate regulators thereby coming into compliance with the regulation, and the Company implemented new internal reporting procedures to ensure that exception reports would be filed in a timely fashion. To the Company’s knowledge, there have been no subsequent untimely filings.

          No other infractions of any federal or state law were identified as a result of this review. Accordingly, the Company agreed to enter into Civil Consent Agreements in the third quarter of 2001 with the US EPA to settle the matter without further proceedings and without formally admitting to any alleged violations. The Company paid a penalty to the EPA of $50,000 and donated $150,000 to the City of Sterling to purchase hazardous material apparatus for the City’s fire department in connection with the settlement of the enforcement action taken by the US EPA for violations of the hazardous waste exception reporting requirements promulgated under the Resource Conservation and Recovery Act (RCRA). The agreements and these payments effectively close this matter.

NOTE 4    Financing Arrangements

          The following table is a summary of the Company’s long–term debt obligations:

	September 30, 2001	December 31, 2000
	(in thousands)
Long–term obligations consist of the following:
Economic development revenue bonds, bearing interest at 10.75%	$ 9,700	$ 9,800
Revolving credit with a financial institution, bearing interest at the Eurodollar rate (3.06% at September 30, 2001) plus 3.00% or the “prime” rate (6.50% at September 30, 2001) plus 1.50%, collateralized by substantially all assets	1,411	1,394
Term Note B payable, bearing interest at the greater of the “prime” rate (6.50% at September 30, 2001) plus 3.50% or 12.00% collateralized by substantially all assets	17,869	—
1999 Term Note payable	—	4,200
2000 Term Note payable, bearing interest at the Eurodollar rate (3.06% at September 30, 2001) plus 3.00% or the “prime” rate (6.50% at September 30, 2001) plus 1.50% collateralized by substantially all assets	1,583	2,333
Subordinated Notes, bearing interest at 16.00%	35,000	—
Senior Notes payable, bearing interest at 12.50%	—	50,000

	65,563	67,727
Less: current maturities	3,814	2,405
Less: unamortized financing costs	3,001	469
Less: issue discount on Subordinated Notes	2,184	—

Long–term obligations	$56,564	$64,853

          Below is a summary of minimum principal payments due under the Company’s long–term obligations (in thousands):

Year	Amount
Last quarter 2001	$ 928
2002	3,814
2003	3,147
2004	4,225
2005	2,814
Thereafter	50,635

Total minimum payments due under long–term obligations including current maturities	$65,563

NOTE 4    Financing Arrangements (continued)

          The Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the “Senior Notes”) that were redeemed on April 30, 2001. As described in the Form 10-K for the year ended December 31, 2000, the Company had at December 31, 2000 a $33,500,000 Loan Agreement (the “Loan Agreement”) with a financial institution (the “Lender”). The Loan Agreement provided for a $24,500,000 revolving credit facility (the “Revolver”), a $6,000,000 term promissory note (the “1999 Term Note”), and a $3,000,000 term promissory note (the “2000 Term Note”). On April 12, 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 12, 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At September 30, 2001, borrowings on the Revolver were $1,411,000, letters of credit outstanding were $9,371,000 and the amount available to borrow was $19,218,000. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement required the payment on April 12 of the then $3,800,000 outstanding balance on the 1999 Term Note and provided for the issuance of a new $19,000,000 term promissory note (the “Term Note B”). On April 12, 2001, $4,000,000 was advanced under Term Note B to pay the 1999 Term Note and other amounts then borrowed by the Company, and the $15,000,000 balance of Term Note B was advanced on April 30 towards the redemption of the Senior Notes. The interest rate for Term Note B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. The terms of the 2000 Term Note remain unchanged.

          The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the “prime” rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company’s assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of liabilities under the Amended Loan Agreement and the Subordinated Note Agreement. The Company had $18,985,000 of working capital on September 30, 2001, excluding the current portion of these notes. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the subordinated notes, to be greater than $60,000,000. At September 30, 2001, the adjusted net worth was $80,821,000. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended September 30, 2001 the Company reported EBITDA of $22,960,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At September 30, 2001 Senior Debt to EBITDA ratio was 1.32 to 1.0.

          On April 30, 2001, the Company issued $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) under a Securities Purchase Agreement (the “Subordinated Note Agreement”). Until October 30, 2006, the Company, at its option, may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% in the form of like notes until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and detachable warrants have been allocated based on the relative fair value of the warrants and Subordinated Notes. The relative fair value of the warrants includes a blockage discount. The Subordinated Notes yield 17.02% when the debt issue discount relating to the warrants is included. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

NOTE 4    Financing Arrangements (continued)

          The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended September 30, 2001, the fixed charge coverage ratio was 1.28 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $30,500,000 for the quarter ending September 30, 2001, not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At September 30, 2001, the tangible capital base was $50,783,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended September 30, 2001, EBITDA was $22,960,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt at September 30, 2001 consisted of debt issued under the Amended Loan Agreement. The priority debt to EBITDA ratio on September 30, 2001 was 0.91 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to 1.0 for the fiscal quarters ending September 30 and December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At September 30, 2001 the total liabilities to tangible capital base ratio was 1.38 to 1.0.

          Effective June 1, 2000, the Bond Documents under which the Company has outstanding $9,700,000 of industrial revenue bonds (the “Bonds”) were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company’s total debt to total capital (debt plus stockholders’ equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). Although the debt to total capital ratio was less than 72% and thus within covenant, the amended Bond Documents require that the Company make six equal monthly payments of $125,000 each for a total of $750,000 into a debt service reserve fund held by the trustee, if either of the following occurs: (i) the Company’s ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to total interest (the “EBITDA coverage ratio”) for the most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company’s ratio of debt to total capital at the end of such fiscal year is greater than 65%. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents required that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000, for a total of $750,000. In addition to the $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company’s additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 2000 was 2.24 to 1.0, and the Company was therefore not required to make any such additional payments into the debt service reserve fund based upon the Company’s EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund described above.

NOTE 4    Financing Arrangements (continued)

          As of September 30, 2001, Bank Debt totaled $20,863,000 which was less than the $35,000,000 allowed; the Company’s total debt to total capital ratio was 58.9% which is less than the 72.0% allowed; and the EBITDA coverage ratio was 1.88 to 1.0 which is greater than the 1.50 to 1.0 required. Under the Bond covenants, if the Company attains an EBITDA coverage ratio of greater than 1.5 to 1.0 as of any fiscal yearend beginning with December 31, 2001, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company’s general use. The Bond Documents require that a minimum balance of $750,000 be maintained in the debt service reserve fund until the Bonds mature.

NOTE 5    Income Taxes

          SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. In the fourth quarter of 2000, the Company once again reviewed the valuation allowance for deferred tax assets. Based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized. Accordingly, the fourth quarter 2000 provision for income taxes included a $2,400,000 benefit relating to adjusting the valuation reserve. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

        The provision for income taxes for the quarter and nine months ended September 30, 2001 and 2000 consists primarily of federal alternative minimum taxes and state tangible property and net worth taxes that are levied as a component of state income taxes. Additionally, the provision for the nine months ended September 30, 2001 includes a $388,000 tax benefit relating to the first quarter loss.

        During the third quarter of 2001, the Company reached a tentative settlement with state tax authorities on the previously disclosed state tax assessement and was advised that certain subsequent years under consideration for audit for the same disputed issue would not be audited. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute.

NOTE 6    Earnings Per Share

          The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Income
Net income	$404
Less preferred dividends	112

Basic EPS (income available to shareholders)	292	11,441	0.03
Effect of dilutive securities	—	1,701	(0.01)

Diluted EPS
Income available to common shareholders plus assumed conversions	$292	13,142	$0.02

	Three Months Ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Income
Net income	$1,907
Less preferred dividends	112

Basic EPS (income available to shareholders)	1,795	11,139	0.16
Effect of dilutive securities	—	625	(0.01)

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,795	11,764	$0.15

NOTE 6    Earnings Per Share—(continued)

	Nine Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Income
Net income	$1,761
Less preferred dividends	336

Basic EPS (income available to shareholders)	1,425	11,380	0.13
Effect of dilutive securities	—	1,049	(0.02)

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,425	12,429	$0.11

	Nine Months Ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Income
Net income	$4,106
Less preferred dividends	336

Basic EPS (income available to shareholders)	3,770	11,041	0.34
Effect of dilutive securities	—	225	(0.01)

Diluted EPS
Income available to common shareholders plus assumed conversions	$3,770	11,266	$0.33

          The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the three and nine months ended September 30, 2001, the warrants issued in conjunction with the Subordinated Notes as described in Note 4 and some of the options outstanding are dilutive while the convertible preferred stock is not dilutive. The warrants outstanding at December 31, 2000 expired in the first quarter of 2001 without being exercised. For the three and nine months ended September 30, 2000 some of the options outstanding but none of the warrants or convertible preferred stock then outstanding are dilutive. Only those options and warrants where the exercise price was less than the average market price of the common shares for the period are included in the above calculations.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

          In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated certain operating data associated with the Company’s results of operations.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	11.1	9.9	9.7	11.2
Other costs	62.6	60.4	62.5	59.7

Total cost of revenues	73.7	70.3	72.2	70.9
Selling, general and administrative expenses	16.7	17.9	17.9	18.1
Depreciation and amortization of intangible assets	4.5	4.5	4.8	4.5

Income from operations	5.1%	7.3%	5.1%	6.5%

Other Data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (in thousands)	$5,933	$7,102	$17,348	$19,313

REVENUES

          Revenues for the third quarter of 2001 were $61,659,000, an increase of $1,369,000 from $60,290,000 of revenues for the third quarter of 2000. Site services revenues increased $297,000. This consisted of growth in lower margin base business in 2001 as compared to 2000, which replaced the greater amount of higher margin emergency response work performed in 2000 as compared to 2001. Transportation and disposal revenue increased by $951,000, reflecting growth in the Company’s base customer business.

          Revenues for the first nine months of 2001 were $175,777,000, an increase of $508,000 or 0.3% from $175,269,000 of revenues for the first nine months of 2000. Site Services revenues decreased $4,395,000. This consisted of growth in lower margin base business in 2001 as compared to 2000, which partially replaced the greater amount of higher margin emergency response work performed in 2000 as compared to 2001. Transportation and disposal revenue increased by $5,924,000, reflecting growth in the Company’s base customer business.

          There are many factors which have impacted, and continue to impact, the Company’s revenues. These factors include: competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide over capacity; and direct shipment by generators of waste to the ultimate treatment or disposal location.

          The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company continues to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In addition during the first quarter 1999, the Company commenced a strategic sourcing initiative in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where the Company is currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that the Company uses through reducing the number of purchase orders that must be prepared and invoices that must be processed. No assurance can be given that the Company’s efforts to manage future operating expenses will be successful. Efforts to reduce costs are ongoing.

COST OF REVENUES

          Cost of revenues were $45,412,000 for the quarter ended September 30, 2001 compared to $42,385,000 for the quarter ended September 30, 2000, an increase of $3,027,000. As a percentage of revenues, cost of revenues increased from 70.3% for the quarter ended September 30, 2000 to 73.7% for the quarter ended September 30, 2001. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue increased from 9.9% for the quarter ended September 30, 2000 to 11.1% for the quarter ended September 30, 2001. This increase was primarily due to disposal revenues increasing as a percentage of total revenues due to the revenue mix. Other costs of revenues as a percentage of revenues increased from 60.4% for the quarter ended September 30, 2000 to 62.6% for the quarter ended September 30, 2001. Other costs increased as a percentage of revenues due to less higher margin emergency response work performed in the third quarter of 2001 as compared to the third quarter of 2000.

          Cost of revenues were $126,973,000 for the first nine months of 2001 compared to $124,289,000 for the first nine months of 2000, an increase of $2,684,000. As a percentage of revenues, cost of revenues increased from 70.9% for the nine months ended September 30, 2000 to 72.2% for the nine months ended September 30, 2001. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 11.2% for the first nine months of 2000 to 9.7% for the first nine months of 2001. This decrease was due to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues increased from 59.7% for the first nine months of 2000 to 62.5% for the first nine months of 2001. Other costs increased as a percentage of revenues due to less higher margin emergency response work performed in the first nine months of 2001 as compared to the first nine months of 2000.

SELLING, GENERAL AND ADMISISTRATIVE EXPENSES

          Selling, general and administrative expenses decreased to $10,314,000 for the quarter ended September 30, 2001 from $10,803,000 for the quarter ended September 30, 2000, a decrease of $489,000 or 4.5%. The decrease is comprised primarily of a decrease in commissions and management incentive expense due to the Company not fully meeting its sales and profitability goals for the third quarter of 2001 while these goals were reached in the third quarter of 2000. In addition, expenses decreased due to reductions in expenses achieved across a number of expense categories through cost reductions. These decreases were partially offset by increases in salary expense in order to remain competitive in the employment markets in which the Company operates.

          Selling, general and administrative expenses decreased to $31,456,000 for the nine months ended September 30, 2001 from $31,667,000 for the nine months ended September 30, 2000, a decrease of $211,000 or 0.7%. The largest decrease is due to a decrease in commissions and management incentive expense due to the Company not fully meeting its sales and profitability goals for the first nine months of 2001 while these goals were reached in the first nine months of 2000. In addition, expenses decreased due to reductions in expenses achieved across a number of expense categories through cost reductions. Partially offsetting these decreases were increases in salary expense in order to remain competitive in the employment markets in which the Company operates, $350,000 for two legal matters, $340,000 of costs related to the refinancing of the Senior Notes, and a charge taken to write down the carrying value of the Natick, Massachusetts facility to its net realizable value.

INTEREST EXPENSE, NET

          Interest expense net of interest income was $2,553,000 for the third quarter of 2001 as compared to $2,395,000 for the third quarter of 2000. As further discussed under “Financial Condition and Liquidity” later in this report, on April 30, 2001 the Company redeemed $50,000,000 of Senior Notes. Interest expense increased due to the higher interest rates on the debt issued to refinance the Senior Notes. Partially offsetting this increase is a decrease in expense due to lower average balances of debt outstanding.

          Interest expense net of interest income was $7,143,000 for the first nine months of 2001 as compared to $6,998,000 for the first nine months of 2000. The reason for the increase in interest expense for the first nine months is the same as the reason for the third quarter.

INCOME TAXES

          SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets, and, in 1998, based upon this review, the valuation allowance was increased to cover the value of all net deferred tax assets. In the fourth quarter of 2000, the Company once again reviewed the valuation allowance for deferred tax assets. Based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized. Accordingly, the fourth quarter 2000 provision for income taxes included a $2,400,000 benefit relating to adjusting the valuation reserve. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. If the Company reports earnings from operations in the future, and depending on the level of these earnings, some portion or all of the valuation allowance would be reversed, which would increase net income reported in future periods.

          The provision for income taxes for the quarter and nine months ended September 30, 2001 and 2000 consists primarily of federal alternative minimum taxes and state tangible property and net worth taxes that are levied as a component of state income taxes. Additionally, the provision for the nine months ended September 30, 2001 includes a $388,000 tax benefit relating to the first quarter loss.

         During the third quarter of 2001, the Company reached a tentative settlement with state tax authorities on the previously disclosed state tax assessment and was advised that certain subsequent years under consideration for audit for the same disputed issue would not be audited. While the Company believes that the final outcome of the dispute will not have a material adverse effect on the Company's financial condition or results of operations, no assurance can be given as to the final outcome of the dispute.

FACTORS THAT MAY AFFECT FUTURE RESULTS

          The Company’s future operating results may be affected by a number of factors, including the Company’s ability to: utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the industrial services business. The future operating results of the Company’s incinerator may be affected by factors such as its ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market.

          The Company’s operations may be affected by the commencement and completion of major site remediation projects; cleanup of major spills or other events; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing the management of hazardous waste; secular changes in the waste processing industry towards waste minimization and the propensity for delays in the remedial market; suspension of governmental permits; and fines and penalties for noncompliance with the myriad of regulations governing the Company’s diverse operations. As a result of these factors, the Company’s revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

          Typically during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions, and increased possibility of unplanned weather related plant shutdowns.

FINANCIAL CONDITION AND LIQUIDITY

          For the nine months ended September 30, 2001, the Company generated $6,885,000 of cash from operations. Sources of operating cash totaled $12,478,000 and consisted primarily of $1,761,000 of net income for the period, non-cash expenses of $8,342,000 for depreciation and amortization, $513,000 for the allowance for doubtful accounts and $489,000 for the amortization of deferred financing costs. Partially offsetting these sources of cash were uses of cash of $5,593,000 which was primarily due to an increase in accounts receivable of $4,431,000 compared to the level at December 31, 2000, which was in turn due to the higher level of sales in the third quarter of 2001 as compared to the fourth quarter of 2000.

          For the nine months ended September 30, 2001, the Company used $4,773,000 in investing activities which consisted of $4,859,000 of additions to property, plant and equipment and an increase in restricted investments of $22,000 relating to interest earned on the debt service reserve fund for the industrial revenue bonds. These uses of funds were partially offset by proceeds from the sale of fixed assets of $108,000.

          For the nine months ended September 30, 2001, the Company used $2,631,000 in financing activities. As further discussed later in this section of the report, on April 30, 2001 the Company redeemed $50,000,000 of Senior Notes. Sources of funds consist of the issuance of Subordinated Notes of $35,000,000, borrowings under Term Note B of $19,000,000, net borrowings under the revolving line of credit of $17,000, proceeds from the employee stock purchase plan of $141,000 and proceeds from the exercise of stock options of $75,000. In addition, the Company improved its cash management program, which provided a source of funds relating to uncashed checks of $2,313,000. The cash management program allows for funds to be transferred from the revolving line of credit to cover checks presented to the bank for payment. These sources of funds together with cash generated from operations were used to redeem the $50,000,000 of Senior Notes, to reduce long-term obligations by $6,181,000, to fund the cost of refinancing the long-term debt of $2,884,000 and to pay the third quarter preferred stock dividend of $112,000.

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

          The $8,576,000 of cash generated from operations plus sources of cash from investing and financing activities which total $4,511,000 and the $1,665,000 reduction of cash on hand were used to reduce debt by $8,134,000, purchase property plant and equipment of $6,114,000 and to purchase restricted investments of $504,000. Restricted investments purchased was due to a requirement to fund a debt service fund, which is discussed later in Management’s Discussion and Analysis.

          The Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the “Senior Notes”) that were redeemed on April 30, 2001. As described in the Form 10-K for the year ended December 31, 2000, the Company had at December 31, 2000 a $33,500,000 Loan Agreement (the “Loan Agreement”) with a financial institution (the “Lender”). The Loan Agreement provided for a $24,500,000 revolving credit facility (the “Revolver”), a $6,000,000 term promissory note (the “1999 Term Note”), and a $3,000,000 term promissory note (the “2000 Term Note”). On April 12, 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 12, 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At September 30, 2001, borrowings on the Revolver were $1,411,000, letters of credit outstanding were $9,371,000 and the amount available to borrow was $19,218,000. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement required the payment on April 12 of the then $3,800,000 outstanding balance on the 1999 Term Note and provided for the issuance of a new $19,000,000 term promissory note (the “Term Note B”). On April 12, 2001, $4,000,000 was advanced under Term Note B to pay the 1999 Term Note and other amounts then borrowed by the Company, and the $15,000,000 balance of Term Note B was advanced on April 30 towards the redemption of the Senior Notes. The interest rate for Term Note B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. The terms of the 2000 Term Note remain unchanged.

          The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the “prime” rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company’s assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of liabilities under the Amended Loan Agreement and the Subordinated Note Agreement. The Company had $18,985,000 of working capital on September 30, 2001, excluding the current portion of these notes. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the Subordinated Notes, to be greater than $60,000,000. At September 30, 2001, the adjusted net worth was $80,821,000. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended September 30, 2001 the Company reported EBITDA of $22,960,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At September 30, 2001 Senior Debt to EBITDA ratio was 1.32 to 1.0.

          On April 30, 2001, the Company issued $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) under a Securities Purchase Agreement (the “Subordinated Note Agreement”). Until October 30, 2006, the Company, at its option, may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% in the form of like notes until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and detachable warrants have been allocated based on the relative fair value of the warrants and Subordinated Notes. The relative fair value of the warrants includes a blockage discount. The Subordinated Notes yield 17.02% when the debt issue discount relating to the warrants is included. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

          The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended September 30, 2001, the fixed charge coverage ratio was 1.28 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $30,500,000 for the quarter ending September 30, 2001, not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At September 30, 2001, the tangible capital base was $50,783,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended September 30, 2001, EBITDA was $22,960,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt at September 30, 2001 consisted of debt issued under the Amended Loan Agreement. The priority debt to EBITDA ratio on September 30, 2001 was 0.91 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to 1.0 for the fiscal quarters ending September 30 and December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At September 30, 2001 the total liabilities to tangible capital base ratio was 1.38 to 1.0.

          Effective June 1, 2000, the Bond Documents under which the Company has outstanding $9,700,000 of industrial revenue bonds (the “Bonds”) were amended in order to modify the limitation on additional debt covenant and certain related debt service reserve fund requirements. Under the amended Bond Documents, the Company may now issue Bank Debt up to $35,000,000 provided that after the issuance, the ratio of the Company’s total debt to total capital (debt plus stockholders’ equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). Although the debt to total capital ratio was less than 72% and thus within covenant, the amended Bond Documents require that the Company make six equal monthly payments of $125,000 each for a total of $750,000 into a debt service reserve fund held by the trustee, if either of the following occurs: (i) the Company’s ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to total interest (the “EBITDA coverage ratio”) for the most recently completed fiscal year is less than 1.5 to 1.0, or (ii) the Company’s ratio of debt to total capital at the end of such fiscal year is greater than 65%. Because the Company did not satisfy both of these ratios as of December 31, 1999, the amended Bond Documents required that the Company make six monthly payments of $125,000 each into the debt service reserve fund commencing on June 1, 2000, for total of $750,000. In addition to the $750,000 required to be deposited into the debt service reserve fund based upon the level of the Company’s additional debt, the Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 2000 was 2.24 to 1.0, and the Company was therefore not required to make any such additional payments into the debt service reserve fund based upon the Company’s EBITDA coverage ratio. The maximum amount of the debt service reserve fund of approximately $1,200,000 is the same as under the Bond Documents prior to the amendment, but the amendment modified the terms under which the Company may be required to make payments into the fund described above.

          As of September 30, 2001, Bank Debt totaled $20,863,000 which was less than the $35,000,000 allowed; the Company’s total debt to total capital ratio was 58.9% which is less than the 72.0% allowed; and the EBITDA coverage ratio was 1.88 to 1.0 which is greater than the 1.50 to 1.0 required. Under the Bond covenants, if the Company attains an EBITDA coverage ratio of greater than 1.5 to 1.0 as of any fiscal yearend beginning with December 31, 2001, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company’s general use. The Bond Documents require that a minimum balance of $750,000 be maintained in the debt service reserve fund until the Bonds mature.

          The Company expects 2001 capital expenditures to be approximately $6,500,000, which is less than the $7,500,000 budgeted for 2001. In the third quarter of 2001, due to a softening economy, the Company reviewed all discretionary spending and reduced budgeted capital expenditures by $1,000,000. The Company believes that it has all of the facilities required for the foreseeable future. Thus, capital expenditures are expected to be limited to maintaining existing capital assets, replacing site services equipment, upgrading information technology hardware and software, and specific strategic initiatives.

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

          Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company elected to pay the January and April 2001 dividends in common stock. Accordingly, the Company issued 59,438 and 45,597 shares of common stock to the holders of the preferred stock in the quarters ended March 31 and June 30, 2001, respectively. The Company paid a cash dividend of $112,000 in the quarter ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 is not expected to materially affect the Company’s results. The Company expects the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company has not yet tested goodwill for impairment using the criteria set forth under SFAS No. 142; thus, the Company cannot predict what impact, if any, SFAS No. 142 will have on its periodic tests of impaired assets.

          In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. Thus, the Company will adopt this statement no later than the first quarter of 2003. The Company has not yet studied Statement No. 143 and cannot predict what impact, if any, Statement No. 143 will have on results of operations or financial condition.

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. Thus, the Company will adopt this statement no later than the first quarter of 2002. The Company has not yet studied Statement No. 144 and cannot predict what impact, if any, Statement No. 144 will have on results of operations or financial condition.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

          See Note 3 to the financial statements.

Item 2—Changes in Securities and Use of Proceeds

          None

Item 3—Defaults Upon Senior Securities

          None

Item 4—Submission of Matters to a Vote of Security Holders

          None

Item 5—Other Information

          None

Item 6—Exhibits and Reports on Form 8-K

Exhibit No.	Description	Location
	Reports on Form 8-K	None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CL	EAN HARBORS, INC.
Re	gistrant

Da	ted: November 9, 2001

/s/ ALAN S. MCKIM
By:
Alan S. McKim
Chairman of the Board and
Chief Executive Officer

Da	ted: November 9, 2001

/s/ ROGER A. KOENECKE
By:
Roger A. Koenecke
Senior Vice President and
Chief Financial Officer