Form 10-K405
period 2001-12-31
CLEAN HARBORS INC
filed 2002-03-19
CIK 822818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NO. 0-16379

CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2997780 (IRS Employer Identification Number)

1501 Washington Street Braintree, Massachusetts (Address of principal executive offices)	02184-7535 (Zip Code)

Registrant’s telephone number: (781) 849-1800 ext. 4454
Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

On March 1, 2002, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $41,078,000. Reference is made to Part III of this report for the assumptions on which this calculation is based.

On February 27, 2002, there were outstanding 11,793,027 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2002 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 2002) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2001

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 2002.

PART I

ITEM 1.    BUSINESS

Clean Harbors, Inc., through its subsidiaries (collectively, the “Company”), operates in one industry segment providing a wide range of environmental services to a diversified customer base in the United States and Puerto Rico. The Company is managed on a regional basis, with a full range of services being offered in the Northeast, Mid-Atlantic and Midwest regions, and a presence in the Western region. The Company has a network of satellite and regional logistics offices and service centers located in 26 states and Puerto Rico. The service centers interface with customers, and perform a variety of environmental remediation and hazardous waste management activities. The Company has 11 waste management facilities, which are managed separately from the regions, that transport, store, treat and dispose of waste. The Company also provides analytical testing, technical, and consulting and information management services, which complement its primary services and permit it to offer complete solutions to its customers’ complex environmental requirements.

The Company is one of the largest providers of environmental services in the United States. The Company has three major competitors, namely, Safety-Kleen Corp. (see discussion under “Business Strategy”), Vivendi Environnement and Philip Services Corp. The Company also competes against regional waste management firms and a number of smaller companies. The Company seeks to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. The Company’s principal customers are utility, chemical, petroleum, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies.

The Company’s past earnings were adversely affected by poor conditions in the environmental services industry. Intense price competition, waste minimization by industrial firms and unpredictable event business all contributed to weakness across all segments of the environmental services industry. The Company responded to industry conditions by implementing business process review programs, expanding the network of service centers and by enhancing revenue through increasing market share.

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

Business Strategy

The Company’s strategy is to develop and maintain an ongoing relationship with a diversified group of customers who have recurring needs for treatment and disposal services, site services, analytical services, information technologies and training in managing their overall environmental program. On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division of Safety-Kleen Corp. See “Proposed Acquisition” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The proposed acquisition, if completed, will make the Company the largest operator of hazardous waste disposal facilities in North America. Since Safety-Kleen has filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, the proposed acquisition is subject to the approval of the Bankruptcy Court, as well as various regulatory approvals, satisfactory completion of the due diligence process and obtaining adequate financing. In addition, the Company plans to continue to achieve internal growth through expanding the network of service centers within the primary regions in which it operates, penetrating the industrial maintenance services market, improving utilization of existing facilities by increasing volumes of waste processed, developing new waste management services, capitalizing on industry consolidation and providing e-commerce solutions. The Company also anticipates additional growth through strategic acquisitions.

Realize Synergies.    The Company believes that significant synergies exist between the Company and Safety-Kleen’s Chemical Services Division. If the proposed acquisition is completed, the Company plans to reduce expenses by introducing common information management systems and by minimizing the amount the Company spends on disposal costs outside the integrated network of facilities. The Company also plans to eliminate duplicate costs relating to overlapping operations on a geographic basis, and to eliminate redundant selling, general and administrative expenses.

Expanded Network of Service Centers.    The Company currently has over 40 service centers. By opening additional service centers within or contiguous to the regions in which it operates, the Company believes that it can, with minimal expenditure of funds, increase its market share. Much of the additional waste that is generated can be sent to existing facilities to increase the utilization of the plants and thereby increase their profitability.

Penetrating the Industrial Maintenance Services Market.    In the second quarter of 1999, the Company added to its service offerings industrial cleaning and maintenance. The Company believes that industrial maintenance services offer significant opportunities for growth for the Company because of the multi-billion dollar size of the market and the Company’s small current penetration of this market. The expansion in industrial maintenance services leverages the Company’s hazardous waste disposal assets because hazardous wastes are often removed in the cleaning process.

Improved Utilization of Waste Management Facilities.    The Company currently has 11 waste management facilities which represent a substantial investment in permits, plants and equipment. This network of facilities provides the Company with significant operating leverage. There are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, the Company can expand the range of treatment services which it offers to its customers without the large capital investment necessary to acquire or build new waste management facilities.

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

Capitalization on Industry Consolidation.    The Company believes that its large industrial customers are increasingly requiring a comprehensive range of environmental services including: site services, industrial maintenance services, emergency response services and waste consulting and information management services to be provided by a select number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to its customers’ needs, the Company has increased the range of environmental services it offers and has as part of its strategy the acquisition of companies in existing, contiguous and new market areas. Acquisitions within the Company’s existing areas of operation will capture incremental market share, while geographic expansion creates new market opportunities. The Company continues to evaluate other business opportunities in order to enhance service to its existing customer base and expand its customer base.

E-commerce.    In 1999, the Company enhanced its internet functionality to provide order fulfillment, waste profiling and transportation scheduling. The Company believes that its e-commerce capabilities are superior to those of its competitors in the environmental services industry and that increasing the percentage of transactions that utilize e-commerce will result in lower costs of services.

SERVICES PROVIDED BY THE COMPANY

Services

The Company provides a wide range of environmental services. The services provided can be discussed in four primary categories: treatment and disposal of industrial wastes (“Treatment and Disposal”); site services provided at customer sites (“Site Services”); specialized repackaging, treatment and disposal services for laboratory chemicals and household hazardous wastes (“CleanPack”®); and outsourcing of customer’s environmental management program (“Onsite Services”). The Company also provides transportation for all forms of hazardous wastes, analytical testing services, information management and training services. Although they are discussed separately to provide an understanding of the services offered, Site Services, CleanPack®, and Transportation and Logistics Management Services are typically provided from one service location. The Company markets these services through its sales organizations and, in many instances, services in one area of the business support or lead to work in other service lines.

Treatment and Disposal

The Company transports, treats and disposes of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. The wastes handled include substances which are classified as “hazardous” because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. Waste types processed or transferred in drums or bulk quantities include:

•	flammables, combustibles and other organics;

•	acids and caustics;

•	cyanides and sulfides;

•	solids and sludges;

•	industrial wastewaters;

•	items containing PCBs, such as utility transformers and electrical light ballasts;

•	medical waste;

•	other regulated wastes; and

•	nonhazardous industrial waste.

The Company receives a detailed waste profile sheet prepared by the customer to document the nature of the customer’s waste. A sample of the delivered waste is tested to ensure that it conforms to the customer’s waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible wastes are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer’s waste at the Company’s facility, a unique computer “bar code” identification label is assigned to each container of waste, enabling the Company to use sophisticated computer systems to track and document the status, location and disposition of the waste.

Wastewater Treatment.    The Company’s wastewater treatment operations involve processing hazardous and nonhazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater processing operations are then disposed of off–site at facilities owned and operated by unrelated businesses, while the treated effluent is discharged to the local sewer system under permit.

The Company treats a broad range of industrial liquid and semi–liquid wastes containing heavy metals, organics and suspended solids, including:

•	acids and caustics;

•	ammonias, sulfides and cyanides;

•	heavy metals, ink wastes and plating solutions;

•	landfill leachates and scrubber waters; and

•	oily wastes and water soluble coolants.

Wastewater treatment can be economical as well as environmentally sound, by combining different wastewaters in a “batching” process that reduces costs for multiple waste stream disposal. For instance, acidic waste from one source can be neutralized with alkaline from a second source to produce a neutral solution.

Physical Treatment.    Physical treatment methods include distillation, separation and stabilization. These methods are used to reduce the volume or toxicity of waste material or to make it suitable for further treatment, reuse, or disposal. Distillation uses either heat or vacuum to purify liquids for resale. Separation utilizes techniques such as sedimentation, filtration, flocculation and centrifugation to remove solid materials from liquids. Stabilization refers to a category of waste treatment processes designed to reduce contaminant mobility or solubility and convert waste to a more chemically stable form. Stabilization technology includes many classes of immobilization systems and applications. Stabilization is a frequent treatment method for metal–bearing wastes received at several Company facilities, which treat the waste to meet specific federal land disposal restrictions. After treatment, the waste is tested to confirm that it has been rendered nonhazardous. It can then be sent to a nonhazardous waste landfill, at significantly lower cost than disposal at a hazardous waste landfill.

Thermal Treatment.    Thermal treatment refers to processes that use high temperature combustion as the principal means of waste destruction. The Company’s state–of–the–art hazardous waste incinerator in Kimball, Nebraska, uses a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste.

Resource Recovery.    Resource recovery involves the treatment of wastes using various methods which effectively remove contaminants from the original material to restore its fitness for its intended purpose and to reduce the volume of waste requiring disposal. The Company operates treatment systems for the reclamation and reuse of certain wastes, particularly solvent–based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes.

Spent solvents that can be recycled are processed through thin film evaporators and other processing equipment and are distilled into usable products. Upon recovery of these products, the Company either returns the recovered solvents to the original generator or sells them to third parties. Organic liquids and solids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for cement kilns, industrial furnaces and other high–efficiency boilers. The Company has installed fuels blending equipment at its Chicago and Cincinnati plants to prepare these supplemental fuels. The Company has established relationships with a number of supplemental fuel users that are licensed to accept the blended fuel material. Although the Company pays a fee to the users who accept this product, this disposal method is substantially less costly than other disposal methods.

Clean Extraction System.    The Clean Extraction System (“CES”) is a hazardous waste treatment system commercialized by the Company at its Baltimore facility which extracts organic compounds from industrial wastewater. CES removes organic contaminants such as gasoline, acetone, methylene chloride, pesticides and other chemicals from industrial wastewater known as “lean water.” Lean water is generated by firms such as oil companies, utilities, and manufacturers of specialty chemicals and pharmaceuticals.

The CES process enables the Company to handle a broad range of complex, difficult to treat organic and inorganic wastewaters which would otherwise be sent to other companies for disposal. CES offers the Company’s industrial customers, such as chemical or pharmaceutical companies, an attractive recycling alternative to incineration or deep well injection of their waste waters.

Disposal.    After treatment of industrial wastes at the Company’s facilities, the hazardous waste residues (such as sludges), which remain after such treatment, are disposed of in facilities operated by third parties. The Company also arranges for the disposal of its customers’ hazardous wastes which cannot be treated at Company–owned facilities. Wastes which cannot be disposed of in the Nebraska hazardous waste incinerator are sent to other incinerators, landfills, and disposal facilities operated by third parties. On occasion, a customer’s waste may be shipped directly to another disposal company, such as a landfill or incinerator, if the size of the waste shipment or its characteristics are such that the waste does not need to pass through one of the Company’s own waste management facilities. The Company has negotiated appropriate commercial terms with a number of disposal companies.

Site Services

The Company provides a wide range of environmental site services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided primarily to large chemical, petroleum, transportation, utility, industrial waste management companies and governmental agencies. The Company’s strategy is to identify, evaluate, and solve its customers’ environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each project.

Industrial Maintenance.    Many of the Company’s customers have a recurring need to clean equipment and facilities periodically in order to continue operations, maintain and improve operating efficiencies of their plants, and satisfy safety requirements. Industrial maintenance involves chemical cleaning, hydroblasting, vacuuming, and other methods to remove deposits from process equipment, such as paint booths and plating lines, and storage facilities for material used in the manufacturing or production process, such as feedstocks, chemicals, fuels, paints, oils, inks, metals and many other items. The Company is also equipped to perform pipeline video inspection services for customers needing to inspect and/or replace piping systems that are underground or in hard to reach areas. The Company’s service centers are equipped with special equipment, such as high volume pumps, pressure washers, nonsparking and chemical resistant tools, video inspection equipment and a variety of personal protective equipment, to perform maintenance services quickly, usually during “off periods” to minimize the customer’s production downtime.

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

Surface remediation projects generally require considerable interaction among technical and project management services. Following the selection of the preferred remedial alternative, the project team identifies the processes and equipment for cleanup. Simultaneously, the Company’s health and safety staff develops a site safety plan for the project. Remedial approaches usually include physical removal, mechanical dewatering and stabilization, or encapsulation.

Groundwater Restoration.    The Company’s groundwater restoration services typically involve response to above ground spills, leaking underground tanks and lines, hazardous waste landfills, and leaking surface impoundments. Groundwater restoration efforts often require complex recovery systems, including recovery drains or wells, air strippers, biodegradation or carbon filtration systems, and containment barriers. These systems and technologies can be used individually or in combination to remove a full range of floating or dissolved organic compounds from groundwater. The Company designs and fabricates mobile or fixed site groundwater treatment systems.

Site and Facility Decontamination.    Site and facility decontamination involves the cleanup and restoration of buildings, equipment, and other sites and facilities that have been contaminated by exposure to hazardous materials during a manufacturing process, or by fires, process malfunctions, spills or other accidents. The Company’s projects have included decontamination of electrical generating stations, electrical and electronics components, transformer vaults, and commercial, educational, industrial, laboratory, research and manufacturing facilities.

Emergency Response.    The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings or facilities are extensively contaminated by hazardous chemicals or etiological agents. The Company has established specially trained emergency response teams which operate on a 24–hour basis from their service centers. The Company has also established a program called CleanER, which is a sub-contractor network responding to emergency response actions. Many of the Company’s remediation activities result from a response to an emergency situation by one of its response teams. These incidents can result from accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, infections or etiological diseases such as anthrax, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

Emergency response projects require trained personnel, equipped with protective gear and specialized equipment, prepared to respond promptly whenever these situations occur. To meet the staffing requirements for emergency response projects, the Company relies in part upon a network of trained personnel who are available on a contract basis for specific project assignments. The Company’s health and safety specialists and other skilled personnel assist field managers in supervising these projects during and subsequent to the cleanup. The steps performed by the Company include rapid response, containment and control procedures, analytical testing and assessment, neutralization and treatment, collection, and transportation of the substances to an appropriate treatment or disposal facility.

Site Remediation.    The Company provides technical capabilities and operational expertise to manage large–scale environmental projects. The interdisciplinary teams of managers, geologists, chemists, engineers, scientists, technicians, and compliance experts design and implement solution–oriented remedial programs incorporating both off–site and on–site treatment. The areas of expertise include:

•	remedial investigations;

•	remediation technologies: design, in-house fabrication, installation, and operations and maintenance;

•	decontamination and decommissioning operations;

•	high hazard materials handling; and

•	mobile treatment services.

CleanPack® Services

The Company provides specialized handling, packaging, transportation and disposal of laboratory quantities of outdated hazardous chemicals, household hazardous wastes, and waste pesticides and herbicides. CleanPack® chemists utilize the Company’s CHOICETM waste management software system to support the Company’s lab pack services and complete the regulatory information required for every pick-up. The CleanPack® operation services a wide variety of customers including:

•	pharmaceutical companies;

•	engineering, and research and development departments of industrial companies;

•	college, university and high school laboratories;

•	commercial laboratories;

•	hospital and medical care laboratories and Veterans Administration facilities;

•	state and local municipalities; and

•	thousands of agri-businesses and residents through household hazardous waste and pesticide/herbicide collection programs.

CleanPack® chemists collect, identify, label, and package waste into Department of Transportation approved containers. Lab packed wastes are then transported to one of the Company’s facilities where the waste is consolidated for recycling, reclamation, fuels blending, aqueous treatment, incineration or secure chemical landfill.

Other services provided by the Company’s CleanPack® operations include:

High Hazard Services.    Reactive Materials Technicians utilize specialized equipment and training to stabilize and desensitize highly reactive and potentially explosive chemicals.

CustomPack® Services.    The Company provides training, technical support, and disposal services for customers with the resources and experience to package their own waste chemicals.

Laboratory Move Services.    CleanPack® chemists properly and safely segregate, package, transport, and un-package hazardous chemicals being moved from older laboratories to newer laboratories.

Onsite Services

In 2001, the Company launched the Apollo Onsite Services Program. The Apollo Program provides the customer with an option to outsource its environmental management program. Services include:

•	Management of drum, bulk and lab pack quantities of solid, hazardous, non-hazardous, and bio-hazardous wastes;

•	Specialized environmental labor;

•	Management of waste from source to final destination;

•	Chemical consolidation, bulking and packaging;

•	Solid waste management;

•	Transportation and logistics for offsite disposal; and

•	Inspection of satellite and 90 day storage facilities.

This new program leverages the Company’s transportation and disposal assets by providing incremental volumes to process at the Company’s facilities.

Transportation and Logistics Management

As an integral part of the Company’s services, industrial wastes are collected from customers and transported by the Company to and between its facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55–gallon drums, bulk storage tanks or 20–cubic yard roll–off boxes. In providing this service, the Company utilizes a variety of specially designed and constructed tank trucks and semi–trailers as well as third–party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll–off boxes or bulk dump trailers. The Company’s fleet is equipped with a mobile satellite monitoring system and communications network which allows real-time communication with the transportation fleet.

Analytical Testing Services

The Company operates a state–certified analytical testing laboratory at its waste handling facility in Braintree, Massachusetts, which tests samples provided by customers to identify and quantify toxic pollutants. The laboratory staff evaluates the properties of a given material, selects appropriate analytical methods and executes a laboratory work plan that results in a comprehensive technical report. The Company also maintains laboratories at its other principal waste management facilities to identify and characterize waste materials prior to acceptance for treatment and disposal.

Information Management Services

Information Management Services.    The Company’s Online Services allows customers free access to their waste information online, 24 hours per day, seven days per week. Customers can create, submit, edit and view their waste profiles; automatically receive quarterly waste tracking reports; and have the ability to view, print or download signed manifests. Additionally, they can view collection schedules and place orders over the internet.

The Company’s CHOICE® Online is a subscription-based application that gives customers secure and private access from any internet connected personal computer. The Company believes customers that manage their environmental program with CHOICE® Online realize increased efficiency in and reduced cost of their environmental management program. Customers using CHOICE® have the ability to reduce waste, improve health and safety and environmental compliance. CHOICE® also allows multiple users access to a single database from workstations located across a single facility, or across multiple facilities.

Personnel Training Services

Personnel Training.    The Company provides comprehensive personnel training programs for its own employees and for its customers on a commercial basis. Such programs are designed to promote safe work practices under potentially hazardous conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under the Federal Resource Conservation and Recovery Act of 1976 (“RCRA”) and the Federal Occupational Safety and Health Act (“OSHA”). The Company’s Technical Training Center includes confined space entry, exit and extraction equipment, an air–system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA Hazardous Waste and Emergency Response Standards.

Proposed Acquisition

On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division of Safety-Kleen Corp. (“Safety-Kleen”). See “Proposed Acquisition” and “Factors that May Affect Future Results” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Agreement provides that the Company will purchase the Chemical Services Division from Safety-Kleen for approximately $46,300,000 in cash and the assumption of certain environmental liabilities valued at approximately $265,000,000. The combined company is expected to have annualized revenue of approximately $750,000,000 and approximately 4,400 employees.

Safety-Kleen’s Chemical Services Division consists of 50 primary facilities, including among others, 21 service centers, 6 wastewater treatment facilities, 9 landfills and 4 incinerators. The proposed acquisition does not include Safety-Kleen’s Pinewood Landfill in South Carolina. Safety-Kleen is a publicly traded company and files reports with the United States Securities and Exchange Commission. Additional information about Safety-Kleen and its Chemical Services Division is available in those reports.

The proposed addition of facilities of Safety-Kleen’s Chemical Services Division will further broaden the Company’s geographic reach, particularly in the West Coast and Southwest regions, as well as in Canada and Mexico and will make the Company the largest operator of hazardous waste disposal facilities in North America.

If the acquisition of Safety-Kleen’s Chemical Services Division is completed, the Company believes that after the proposed acquisition is integrated into the Company’s operations, significant cost savings will be realized. The Company believes its disposal costs can be significantly reduced by utilizing the disposal facilities of Safety-Kleen’s Chemical Services Division after the proposed acquisition. In addition, there is an opportunity to eliminate redundant costs relating to overlapping operations on a geographic basis and duplicative selling, general and administrative expenses. Finally, the Company believes that it will be able to utilize its management information systems in order to increase the efficiency of Safety-Kleen’s Chemical Services Division. The development of plans to integrate the operations of the proposed acquisition and reduce the combined entity’s operating costs are ongoing. There are significant risk factors associated with this proposed acquisition. See “Factors That May Affect Future Results” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Safety-Kleen is currently under Chapter 11 protection in U.S. Bankruptcy Court for the District of Delaware, which Safety-Kleen entered voluntarily in June 2000 along with 73 of its U.S. subsidiaries. The Company’s proposed acquisition of Safety-Kleen’s Chemical Services Division is subject to the approval of the Bankruptcy Court, various regulatory approvals, satisfactory completion of the due diligence process and obtaining adequate financing. The proposed acquisition will not require shareholder approval by either company. The Company now expects the transaction to close during the third quarter of 2002.

Seasonality

The Company’s operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities. Typically during the first quarter of each year there is less demand for environmental services due to the cold weather, particularly in the Northeast and Midwest regions. In addition, factory closings for the year–end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

Customers

The Company’s sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company’s services. The Company’s customer list includes many of the largest industrial companies in the United States. The Company’s customers are primarily chemical, pharmaceutical, petroleum, transportation, utility and industrial firms, other environmental services companies and government agencies. Management believes that the Company’s diverse customer base, in terms of number, industry and geographic location, as well as its large presence in New England and the Mid-Atlantic, provide it with a recurring revenue base. The Company estimates that more than 75% of its revenues are derived from previously served customers with recurring needs for the Company’s services. For the years ended

December 31, 2001, 2000 and 1999, no single customer accounted for more than five percent of the Company’s revenues. The Company believes the loss of any single customer would not have a material adverse effect on the Company’s financial condition or results of operations.

Although the Company’s customer base is diverse, two industries each provided over 10% of the Company’s revenue in 2001. Approximately 20% of the Company’s revenues in 2001 were from the chemical, pharmaceutical and allied products industry, while approximately 13% were from the electric, gas and sanitary industry. In 2000, those same two industries each provided over 10% of the Company’s revenue, with approximately 20% of the Company’s revenues in 2000 from the chemical, pharmaceutical and allied products industry and approximately 14% from the electric, gas and sanitary industry. In addition to serving industrial customers such as utilities, railroads, pipelines, pharmaceutical manufacturers, and chemical companies, the Company serves health care and educational institutions, federal, state and local governmental bodies, and thousands of small quantity generators.

Under applicable environmental laws and regulations, generators of hazardous wastes retain legal liability for the proper handling of those wastes up to and including their ultimate disposal. In response to these potential concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have decreased the number of providers they use for such services. The Company has been selected as an approved vendor by large generators because the Company possesses comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and has the expertise necessary to comply with applicable environmental laws and regulations. By becoming an approved vendor for a large waste generator or other purchaser, the Company becomes eligible to provide waste management services to the multiple plants and projects of each generator or purchaser located in the Company’s service areas. However, in order to obtain such approved vendor status, it may be necessary for the Company to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit the Company’s facilities and operations to ensure that the Company’s waste management services are being performed in compliance with applicable laws and regulations and other criteria established by the Company and such customers.

Compliance/Health & Safety

The Company regards compliance with applicable environmental regulations, and the health and safety of its workforce as critical components of its overall operations. The Company strives to maintain the highest professional standards in its compliance, and health and safety activities; its internal operating requirements are in many instances more stringent than those imposed by regulation. The Company’s compliance program has been developed for each of its waste management facilities and service centers under the direction of the Company’s corporate staff. The compliance, and health and safety staffs are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. The Company also performs periodic audits and inspections of the disposal facilities of other firms utilized by the Company.

The Company’s treatment, storage and recovery facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although the Company’s facilities have been cited on occasion for regulatory violations, the Company believes that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full–time compliance, or health and safety representative to oversee the implementation of the Company’s compliance program at the facility or service center. These highly trained regulatory specialists are independent from operations and report to the Director of Regulatory Affairs or the Director of Health and Safety, who in turn report to the General Counsel.

Environmental Liabilities and Capital Expenditures

The Company operates facilities that treat or store hazardous waste. Such facilities must obtain permits from the EPA and/or an authorized state agency, and must comply with certain operating requirements. The following table summarizes non–reimbursed environmental remediation expenditures capitalized and expenses incurred for the year ended December 31 (in thousands):

	2001	2000	1999
Environmental expenditures capitalized	$76	$92	$274
Environmental expenses incurred	225	225	37

	$301	$317	$311

Although further investigation may cause a change in estimate, the Company expects remediation expenditures, excluding the remediation expenditures relating to Safety-Kleen’s Chemical Services Division, of between $250,000 and $1,000,000 per year to continue for the foreseeable future. The Company believes that environmental cleanup can be financed out of results from operations and that compliance with environmental laws will not adversely affect its competitive position.

Management of Risks

The Company adheres to a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers’ ongoing environmental exposures. This program includes installation of risk management systems at the Company’s facilities, such as fire suppression, employee training, environmental auditing and policy decisions restricting the types of wastes handled. The Company evaluates all revenue opportunities and declines those which it believes involve unacceptable risks.

The Company disposes of its wastes at the Company’s Kimball incineration facility, the Company’s wastewater facilities, or at facilities owned and operated by firms which the Company has audited and approved. Typically, the Company applies established technologies to the treatment, storage and recovery of hazardous wastes. The Company believes its operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

Insurance

The Company’s insurance programs cover the potential risks associated with its multifaceted operations from two primary exposures: direct physical damage and third–party liability. The Company maintains a casualty insurance program providing coverage for vehicles, workers’ compensation, employer’s liability and commercial general liability in the aggregate amount of $30,000,000 per year, subject to a retention of $500,000 per occurrence. The workers’ compensation limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program.

The Company has pollution liability insurance policies covering the Company’s potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at the Company’s facilities. The Company has contractor’s liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate, covering off–site remedial activities and associated liabilities. The Company has pollution liability coverage relating to bioremediation of $50,000,000. Steadfast Insurance Company (a unit of Zurich Insurance N.A.) provides pollution liability coverage for waste in–transit with single occurrence and aggregate liability limits of $30,000,000. This Steadfast policy covers liability in excess of $1,000,000 for pollution caused by sudden and accidental occurrences during transportation of waste, from the time waste is picked up from a customer until its delivery to the final disposal site. The Company’s $30,000,000 commercial umbrella liability policy provides additional coverage for in–transit pollution losses from accidents for a total of $60,000,000 of in–transit coverage.

Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. The Resource Conservation Recovery Act (RCRA) and the Toxic Substances Control Act (TOSCA) and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate for sudden occurrences and $3,000,000 per occurrence and $6,000,000 in the aggregate for non–sudden occurrences. In May 2000, the Company purchased from Steadfast Insurance Company a policy insuring the Company’s treatment, storage and disposal activities that meets the regulatory requirements. In addition, this policy provides excess limits above the regulatory requirements up to $30,000,000.

Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another company for disposal and the cost of performing certain procedures for decontamination of the facilities. Total closure and post closure costs are estimated at $29,250,000. The Company has placed most of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company. At December 31, 2001, the Company was required to post letters of credit of $5,570,000 under the insurance policies. The Company utilizes its captive insurance company to provide financial assurance for the lagoons located at the Chicago facility.

The Company’s ability to continue conducting its industrial waste management operations could be adversely affected if the Company should become unable to obtain sufficient insurance or surety bonds to meet its business and regulatory requirements in the future. The availability of insurance may also be influenced by developments within the insurance industry, although other businesses in the environmental services industry would likely be similarly impacted by such developments.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to employee benefit, workers’ compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims. The Company believes that policy cancellation terms are similar to those of other companies in other industries.

Competition

The Company competes with three major companies, namely, Safety-Kleen Corp. (see “Proposed Acquisition” above), Vivendi Environnement and Philip Services Corp. The Company also competes against regional waste management firms and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by the Company, and some of which have access to greater financial resources. The Company believes that it offers a more comprehensive range of environmental services than its competitors in major portions of its service territory, that its ability to provide comprehensive services supported by unique information technologies capable of managing the customers’ overall environmental program constitutes a significant competitive advantage, and that its stable ownership allows the Company to focus on building long-term relationships with its customers.

Treatment and disposal operations are conducted by a number of national and regional environmental services firms. The Company believes that the ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

In site services, CleanPack® and onsite services, the Company’s competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. The Company believes that availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

Employees

As of February 18, 2002, the Company employed 1,479 full time employees. In the third quarter of 2001, approximately 30 employees at one of the Company’s service centers voted to join the Utility Workers Union of America. The Company is in the process of negotiating a contract with the union. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.    PROPERTIES

The properties of the Company consist primarily of its 11 waste management facilities and over 40 service centers, various environmental remediation equipment, and a fleet of approximately 1,000 registered pieces of transportation equipment. Most service center locations are leased, and occasionally move to other locations as operations and space requirements change. All of the waste management facilities are owned by the Company, except (i) the Chicago hazardous waste management facility which is leased with terms (including extensions) that expire September 2020, (ii) the Woburn, Massachusetts waste oil treatment and storage facility which is leased with terms (including extensions) that expire February 2013, and (iii) the Virginia waste oil treatment and storage facility which is leased with terms (including extensions) that expire February 2011. In connection with the placement of an industrial revenue bond in 1996, the Company entered into a facilities lease with the City of Kimball, Nebraska, whereby the City acquired a leasehold interest in the Kimball incinerator and the Company leased the incinerator back from the City. The Company retains title to the incinerator. Substantially all of the Company’s properties are pledged as collateral for its loans.

Hazardous Waste Management Facilities.    The Company operates hazardous waste management facilities at which it processes, treats and temporarily stores hazardous wastes for later resale, reuse, or off–site treatment or disposal. Every facility that treats, stores or disposes of hazardous wastes must obtain a permit from the federal EPA and/or an authorized state agency and must comply with certain operating requirements. See “Environmental Regulation–Federal Regulation of Hazardous Waste” below for a description of permits issued under RCRA. All of the Company’s hazardous waste management facilities are subject to RCRA permitting and have been issued RCRA Part B permits, except for the Cleveland and Virginia facilities, which are regulated under the Clean Water Act.

Some of the facilities described above are waste oil treatment and storage facilities. Some petroleum products, such as gasoline, are considered hazardous waste under federal law, and certain operations are located in states which regulate waste oil as a hazardous waste. In order to handle a variety of waste oil and petroleum products and support its site service activities in the Northeast and Mid–Atlantic regions, the Company has obtained a RCRA license for its Woburn, Massachusetts waste oil facility.

The Company has made substantial modifications and improvements to the physical plant, and treatment and process equipment in recent years at its treatment facilities. These modifications are consistent with the Company’s strategy to upgrade the quality and efficiency of treatment services, to expand the range of services provided, and to ensure regulatory compliance and operating efficiencies at these facilities. Major features of this program are the addition of new treatment systems, expansion of analytical testing laboratories, drum storage and processing facilities, and equipment rearrangement and replacement to improve operating efficiency. Further, the Company believes that it can, with minor modifications at its plants, make changes such that the existing plants would be able to process significantly increased volumes of hazardous wastes and that no new facilities will be required.

Chicago, IL. The Chicago, Illinois facility is located on the south side of Chicago, on Lake Calumet. It provides treatment of nonhazardous and hazardous industrial wastewaters, hazardous waste fuels blending, drummed waste processing and consolidation, and transfer and repackaging of laboratory chemicals into lab pack containers. In November 1993, the Illinois EPA issued a Part B permit for a ten–year term.

In 1995, the Company acquired assets from Chemical Waste Management, Inc. (“ChemWaste”) on an adjoining leased site, together with the existing improvements, in exchange for sharing the costs of dismantling an existing hazardous waste incinerator and cleaning up the adjoining site. The existing improvements on the ChemWaste site, and other improvements completed, have expanded the waste storage and handling capabilities at the Chicago plant. Waste materials are shipped via rail and truck to Chicago. The waste materials are either treated or processed for transshipment in Chicago.

Under the sharing arrangement with ChemWaste, the Company could over a period of 15 years be required to contribute and up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company believes that it can appropriately capitalize the expenditures in excess of amounts accrued that are required to clean up the property.

Kimball, NE.    In 1995, the Company acquired a newly constructed hazardous waste incinerator in Kimball, Nebraska from Ecova Corporation, an affiliate of Amoco Oil Company. The Kimball facility includes a 45,000 ton–per–year fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste. The incinerator has a RCRA Part B permit issued by the Nebraska Department of Environmental Quality (“NDEQ”) that was issued effective July 30, 1999 for a period of five years.

The incinerator is located on a 600 acre site, which includes a monofil for disposal of incinerator ash. If the chemical composition of the ash meets permit requirements, the ash can be classified as “delisted” and will no longer be regulated as hazardous waste under federal and state laws. Although the ash will be classified as nonhazardous, the monofil has been constructed to meet the same stringent requirements as landfills designed to handle hazardous waste.

As part of the acquisition, the Company agreed to make royalty payments to Ecova Corporation through 2004, based on the number of tons processed at the facility. In 2000, this agreement was amended. The amended agreement reduced the royalty paid per ton processed and extended the term through 2009.

Braintree, MA.    The Braintree facility is located just south of Boston. The facility is primarily engaged in drummed waste processing and consolidation, solvent recovery, transformer decommissioning, PCB storage and processing, blending of waste used as supplemental fuel by cement kilns or industrial furnaces, and pretreatment of waste to stabilize it before it is sent to permitted landfills. The facility was acquired by the Company in 1985 and operates under a state Hazardous Waste Facility Permit issued by the Massachusetts Department of Environmental Protection (“DEP”) on January 13, 1999 for a five year term.

Natick, MA.    The Natick, Massachusetts facility is located just west of Boston. The facility has a state Hazardous Waste Facility Permit (the state equivalent of a Part B permit), which was last issued in 1994 for a five year term. In January 2000, the Company submitted a permit renewal application, which allows the facility to maintain its hazardous waste management authority until a new license is issued. The facility is also authorized by the federal EPA to handle PCBs. In 2001, the Company decided to sell the facility and the facility has gone through Toxic Substances Control Act closure and is going through RCRA closure in preparation for sale.

Cleveland, OH.    The Cleveland, Ohio facility is located south of downtown Cleveland. It is a wastewater treatment facility that treats nonhazardous and hazardous industrial wastewaters, and it serves as a transfer station for various types of containerized hazardous and nonhazardous waste. The facility is not subject to Part B permitting requirements, since its on–site wastewater treatment activities are regulated pursuant to the Clean Water Act, and therefore are exempt from RCRA.

Baltimore, MD.    The Baltimore, Maryland facility is located in central Baltimore. It provides treatment of nonhazardous and hazardous industrial aqueous wastes, treatment of “lean waters” through the CES process, drummed waste processing, waste stabilization, and transfer of lab pack containers. The facility has a state Controlled Hazardous Substances permit (the state equivalent of a Part B permit), which was issued January 10, 2000 for a period of five years. The permit also allows handling of material destined for fuels blending and rail shipment of hazardous and nonhazardous waste.

Bristol, CT.    The facility is located in Bristol, Connecticut, approximately 20 miles southwest of Hartford. It provides hazardous wastewater treatment, drummed waste processing and consolidation, and transfer of lab pack containers. This facility also provides treatment of special categories of hazardous wastewaters known as “listed” wastewaters resulting from industrial processes such as electroplating. The facility has a Part B permit which was last issued in 1995 for a five year term. In December 1999, the Company submitted a permit renewal application, which allows the operations to continue until the renewal application is approved.

Cincinnati, OH.    The facility is located north of downtown Cincinnati, Ohio. It provides hazardous wastewater treatment, drummed waste processing and consolidation, pretreatment of waste to stabilize it before it is sent to permitted landfills, fuels blending, and transfer of lab pack containers. The facility is also authorized to handle PCBs. The facility holds a state Hazardous Waste Facility Installation and Operation permit (RCRA Part B) which was renewed in December 1993 for a five–year term. A federal permit under the Hazardous and Solid Waste Amendments to RCRA was issued in December 1996. In December 1998, the Company submitted a permit application, which allows operations to continue until the state issues the permit renewal.

Waste Oil Treatment and Storage Facilities.    The Company has four waste oil treatment and storage facilities: two in Massachusetts, one in Maine and one in Virginia. The Massachusetts facilities are located in Kingston and Woburn, in the Boston area. The Kingston facility has a state recycling permit and is able to store oil collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The facility is also used for maintenance activities, and for training of employees of the Company and third–party customers. The Woburn facility is a waste oil storage and transfer facility, which was issued a Part B permit in October 1993 for a five–year term. A renewal application was submitted to the state in November 1998, which allows operations to continue until the renewal application is approved.

The facility in South Portland, Maine is a petroleum reclamation facility that handles most of the waste oil received by the Company, which comes primarily from the Company’s remediation activities. It has a municipal sewer user permit allowing the discharge of water separated from oil. The Company also owns another property on Main Street in South Portland, which has a permit to store virgin oil, and it is also permitted for the temporary storage and transfer of containerized hazardous waste.

The Prince George, Virginia facility is located near Richmond and was acquired in September 1994. The facility is able to store waste oil and gasoline–contaminated hazardous wastes collected from various activities, ranging from routine cleaning of oil storage terminals to oil spill cleanups. The state has agreed that this facility is regulated under the Clean Water Act and is, therefore, exempt from the requirement to obtain a RCRA Part B permit. In 2001 the facility completed RCRA closure, and will continue to operate as an industrial wastewater treatment facility exempt from RCRA permitting requirements.

ENVIRONMENTAL REGULATION

While the Company’s business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. The Company is required to obtain federal, state and local permits, or approvals for each of its hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. The Company has acquired all operating permits and approvals now required for the current operation of its business, and has applied for or is in the process of applying for, all permits and approvals needed in connection with continued operation and planned expansion or modifications of its operations.

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

RCRA.    RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive, “cradle–to–grave” system for the management of a wide range of materials identified as hazardous waste. States such as

Massachusetts, Connecticut, Illinois, Maryland, Ohio and Nebraska, that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA, have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA’s program.

Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency, unless a specific exemption exists, and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary permit application to the EPA, the so–called Part A Application. By virtue of this filing, a facility obtained interim status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B permitting process). Interim Status facilities may continue to operate pursuant to the Part A Application until their Part B permitting process is concluded. The Cleveland and Virginia facilities operate under a RCRA exemption for wastewater treatment tank systems and are subject to regulations under the Clean Water Act.

RCRA requires that Part B permits contain provisions for required on–site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility.

The Company has begun RCRA corrective action investigations at its Part B permitted facilities in Braintree, Natick, Chicago, Cincinnati, and Woburn. The Company is also involved in site studies at its non–RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and on Main Street in South Portland, Maine. Corrective action at the Bristol, Connecticut, facility was completed in 1996. The Company spent approximately $301,000, $317,000 and $311,000 on corrective action at the foregoing facilities for the years ended December 31, 2001, 2000 and 1999, respectively.

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

The Bristol, Connecticut and Cincinnati, Ohio facilities were acquired from a subsidiary of Southdown, Inc. which was subsequently acquired by Cemex, S.A. Southdown Inc. has agreed to indemnify the Company against any costs incurred or liability arising from contamination on–site at time of acquisition, including the cost of corrective action, or waste disposed of off–site, including any liability under the Superfund Act, at those facilities.

The Superfund Act.    The Superfund Act provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See “Item 3.-Legal Proceedings” for a description of certain such proceedings involving the Company.

Clean Water Act.    This legislation prohibits discharges into the waters of the United States without governmental authorization. The EPA has promulgated “pretreatment” regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works (“POTW”). In the course of its treatment process, the Company’s wastewater treatment facilities generate wastewater, which they discharge to POTW pursuant to permits issued by the appropriate governmental authority. In December 2000 the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized waste treatment (“CWT”) facilities. The Company’s Bristol, Connecticut; Baltimore, Maryland; Chicago, Illinois; Cleveland and Cincinnati, Ohio; South Portland, Maine; and Prince George, Virginia facilities are subject to the CWT regulations.The Company has until December 22, 2003 to achieve compliance with the new regulations. Compliance is achieved by meeting the effluent limits for specific contaminants using the best practicable treatment or “equivalent” technology.“Equivalent” technology is demonstrated by procedures negotiated with the local governmental authority responsible for operating the pretreatment program for the POTW. The Company is in the process of ongoing evaluations to determine “equivalence,” and the Company cannot currently quantify the impact of the CWT regulation on the facilities.

Other Federal Laws.    Company operations are also subject to the Toxic Substances Control Act (“TOSCA”), pursuant to which the EPA regulates over 60,000 commercially produced chemical substances, including the proper disposal of PCBs. TOSCA has established a comprehensive regulatory program for PCBs, under the jurisdiction of the EPA, which oversees the storage, treatment and disposal of PCBs at the Company’s facilities in Braintree, Massachusetts; Cincinnati, Ohio; and Bristol, Connecticut. The Natick, Massachusetts facility completed TOSCA closure in 2001. Under the 1990 Clean Air Act Amendments, the EPA regulates emissions into the air of potentially harmful substances. The recently promulgated (February 13, 2002) Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule of the Clean Air Act Amendments are identical to the technology-based emission standards, originally promulgated on September 30, 1999, for incinerators, cement kilns and lightweight aggregate kilns. The company’s only impacted facility, the Kimball, Nebraska incinerator, has demonstrated emission levels that are at or below the Interim Standards with negligible investments or facility modifications. Management believes that some facilities owned by others may not find it economical to upgrade to the new standards, which could result in the closure of some facilities. This could result in a reduction of incineration capacity and lead to improved pricing for incineration. However, no assurances can be given that this will happen. Promulgation of Final Standards for the HWC MACT must occur by June 14, 2005, however, it is too soon to determine any impacts on future operations or earnings.

In addition to regulations specifically directed at the Treatment, Storage, and Disposal Facilities, there are a number of regulations that may “pass through” to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are National Emission Standards for Benzene Waste Operations and National Emissions Standards for Pharmaceuticals Production. Each facility will address these regulations on a case-by-case basis determined by the cost of treating the affected waste and ability to comply with the pass-through regulations.

In its transportation operations, the Company is regulated by the U.S. Department of Transportation, the Federal Railroad Administration, and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which it operates or through which its trucks pass. Health and safety standards under the Occupational Safety and Health Act are also applicable.

State and Local Regulations

Pursuant to the EPA’s authorization of their RCRA equivalent programs, Massachusetts, Connecticut, Illinois, Maryland, Ohio, and Nebraska have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of the Company’s Braintree, Natick, Woburn, Bristol, Chicago, Baltimore, Cincinnati, and Kimball facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

Some states, such as Connecticut and Massachusetts, classify as hazardous some wastes which are not regulated under RCRA. For example, Massachusetts considers PCBs and used oil as “hazardous wastes,” while RCRA does not. Accordingly, the Company must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at its facilities.

The Company believes that each of its facilities is in substantial compliance with the applicable requirements of RCRA, state laws and regulations. All of the RCRA regulated facilities have been issued final permits. Once issued, such licenses have maximum fixed terms of a given number of years which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. The Company anticipates that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility’s operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that the Company will be able to comply with such requirements.

The Company’s wastewater treatment facilities are also subject to state and local regulation, most significantly sewer discharge regulations adopted by the municipalities which receive treated wastewater from the treatment processes. The Company’s continued ability to operate its liquid waste treatment process at each such facility is dependent upon its ability to continue these sewer discharges.

The Company’s facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Local sewer discharge and flammable storage requirements are applicable to certain of the Company’s facilities. The Company’s facilities are subject to local siting, zoning and land use restrictions. Although the Company’s facilities occasionally have been cited for regulatory violations, the Company believes it is in substantial compliance with all federal, state and local laws regulating its business.

ITEM 3.    LEGAL PROCEEDINGS

Certain Company subsidiaries have transported or generated waste sent to sites, which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party (“PRP”) in a number of lawsuits arising from the disposal of wastes at 28 state and federal Superfund sites. Superfund legislation permits strict joint and several liability to be imposed without regard to fault, and as a result one PRP might be required to bear significantly more than its proportional share of cleanup costs if other PRP’s do not pay their share of such costs.

Fourteen of these sites involve two subsidiaries which the Company acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Company’s Braintree and Natick subsidiaries in these 14 cases, including legal fees and settlement costs.

The Company’s subsidiary which owns the Bristol, Connecticut facility is involved in one Superfund site. As part of the acquisition of the Bristol, Connecticut and Cincinnati, Ohio facilities, the seller and its now parent company, Cemex, S.A., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facilities, which would include any liability arising from Superfund sites.

Six of the sites involve former subsidiaries of ChemClear Inc. Some of the sites have been settled. The Company believes its ultimate exposure in these cases will not have a material impact on its financial position or results of operations.

Mr. Frank, Inc., which was acquired by the Company in July 1992, is involved in four Superfund sites, as a transporter of waste generated by others prior to the Company’s purchase of Mr. Frank, Inc. The Company acquired Mr. Frank, Inc. in exchange for 233,000 shares of the Company’s common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers’ agreement to indemnify the Company against potential liabilities, including environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc. One site relates to the acquisition of Murphy’s Waste Oil Services, Inc. which the Company acquired in 1989. The Company has been identified as a PRP at two sites, at which the Company believes that it has no liability.

The Company believes that any future settlement costs arising from any or all of the 28 Superfund sites described above will not be material to the Company’s operations or financial position. The Company routinely reviews each Superfund site in which the Company’s subsidiaries are involved, considers each subsidiary’s role at each site and its relationship to the Company and other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management’s judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. As of December 31, 2001 and 2000, the Company had accrued environmental costs of $294,000 and $144,000, respectively, for cleanup of Superfund sites.

The Company was the subject of a review by the US Environmental Protection Agency (the “US EPA”) concerning the untimely delivery of certain railcars to the Clean Harbors’ rail facility in Sterling, Colorado. In 1998, the Company determined that because the railcars had not been received in a timely fashion, the Company should have filed exception reports notifying regulators of the delay in arrival. The Company immediately filed the required reports with the appropriate regulators thereby coming into compliance with the regulation, and the Company implemented new internal reporting procedures to ensure that exception reports would be filed in a timely fashion. To the Company’s knowledge, there have been no subsequent untimely filings. No other infractions of any federal or state law were identified as a result of this review. Accordingly, the Company agreed to enter into Civil Consent Agreements in the third quarter of 2001 with the US EPA to settle the matter without further proceedings and without formally admitting to any alleged violations. The Company paid a penalty to the EPA of $50,000 and donated $150,000 to the City of Sterling to purchase hazardous material apparatus for the City’s fire department in connection with the settlement of the enforcement action taken by the US EPA for violations of the hazardous waste exception reporting requirements promulgated under the Resource Conservation and Recovery Act (RCRA). The agreement and these payments effectively close this matter.

In the fourth quarter of 2001, the Company entered into a civil settlement with the Department of Justice and the U.S. Environmental Protection Agency to resolve issues arising from a 1995 fatal accident at the Company’s Spring Grove facility. Without a finding or admission of liability by the Company, the Consent Decree provides that the Company pay a $400,000 fine and requires the adoption of certain operating procedures at the facility. Most of the operating procedures had been previously implemented. In the first half of 2002, the Company expects to pay the fine. Such payment and adoption of procedures will close this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED           STOCKHOLDER MATTERS

The Company’s common stock began trading publicly in the over–the–counter market on November 24, 1987 and was added to the NASDAQ National Market System effective December 15, 1987. The Company’s common stock trades on The Nasdaq Stock Market under the symbol: CLHB. The following table sets forth the high and low sales prices of the Company’s common stock for the indicated periods as reported by NASDAQ.

	High	Low
2000
First Quarter	$4.250	$1.188
Second Quarter	2.969	1.531
Third Quarter	3.250	1.563
Fourth Quarter	3.000	1.500
	High	Low
2001
First Quarter	$2.688	$1.531
Second Quarter	2.860	2.080
Third Quarter	2.820	1.920
Fourth Quarter	4.900	2.160

On February 27, 2002 there were 649 shareholders of record of the Company’s common stock, excluding stockholders whose shares were held in nominee name. It is estimated that approximately 3,500 additional shareholders held shares in streetname at that date.

The Company has never declared nor paid any cash dividends on its common stock, and the Company is prohibited under its loan agreements from paying dividends on its common stock. In 1993, the Board of Directors authorized the issuance of up to 156,416 shares designated as Series B Convertible Preferred Stock (the “Preferred Stock”), with a cumulative dividend of 7% during the first year and 8% thereafter, payable either in cash or by the issuance of shares of common stock. On February 16, 1993, 112,000 shares of Preferred Stock were issued in partial payment of the purchase price for the Cincinnati facility. Except for payment of dividends on the Preferred Stock, the Company intends to retain all earnings for use in the Company’s business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Dividends on the Company’s Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the first and second quarter 2001 dividends in common stock due to restrictions under its loan agreements. The share price of the common stock and the shares of common stock issued to holders of preferred stock during 2001 were as follows:

Record Date	Share Price	Common Stock Issued
January 1, 2001	$1.884	59,438
April 1, 2001	2.456	45,597

The Company paid the third and fourth quarter Preferred Stock dividends in cash.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial information should be reviewed in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” of this report.

	For the Year Ended December 31,
Income Statement Data:	2001	2000	1999	1998	1997
	(in thousands except per share amounts)
Revenues	$251,601	$233,466	$202,965	$197,439	$183,767
Cost of revenues	178,085	166,303	149,637	147,214	140,926
Selling, general and administrative expenses	44,460	42,238	37,190	34,976	34,114
Depreciation and amortization	11,113	10,656	9,501	9,112	9,228

Income (loss) from operations	17,943	14,269	6,637	6,137	(501)
Other income, net	—	—	—	—	800
Interest expense, net	9,991	9,167	8,599	9,631	9,182

Income (loss) before provision for (benefit from) income taxes	7,952	5,102	(1,962)	(3,494)	(8,883)
Provision for (benefit from) income taxes	2,412	(2,016)	282	360	4,845

Net income (loss)	$5,540	$7,118	$(2,244)	$(3,854)	$(13,728)

Basic earnings (loss) per share	$0.45	$0.60	$(0.25)	$(0.42)	$(1.42)

Diluted earnings (loss) per share	$0.40	$0.59	$(0.25)	$(0.42)	$(1.42)

Weighted average number of common shares outstanding	11,404	11,085	10,649	10,309	9,959

Weighted average common shares plus potentially dilutive common shares	12,676	11,305	10,649	10,309	9,959

Financial Data:
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$29,056	$24,925	$16,138	$15,249	$9,527
Working capital	$11,279	$16,421	$14,565	$11,245	$10,448
Total assets	$151,721	$149,568	$145,247	$145,910	$147,850
Long-term obligations, less current portion	$49,410	$65,322	$73,497	$69,932	$69,670
Stockholders’ equity	$49,569	$41,635	$34,171	$36,310	$40,024

No cash dividends have been declared on the Company’s common stock.

Provision for (benefit from) income taxes.    The 1997 provision for income taxes was primarily due to an increase in the valuation allowance for deferred taxes. The 2001 and 2000 provision for (benefit from) income taxes includes benefits relating to the partial reversal of this valuation allowance. See item captioned Income Taxes in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Income.    During 1997, the Company recorded a $950,000 receivable in connection with the settlement of a lawsuit and incurred approximately $150,000 in costs related to the litigation. The Company recognized a pre–tax gain, net of related legal fees, of $800,000 resulting from the settlement, which is included in other income, net in the consolidated statement of operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that the Company believes require the greatest amount of judgements or estimates in the preparation of the financial statements: revenue allowance, allowance for doubtful accounts, testing of assets for impairment, environmental liabilities, insurance expense, legal matters and the provision for income taxes.

Revenue allowance.    The Company responds to emergencies that pose an immediate threat to public health or the environment and must take action in the field as events unfold. Historically, once the emergency is contained, customers may withhold payment and attempt to renegotiate amounts invoiced. Credits issued in subsequent periods can differ materially from the revenue allowance provided. The Company establishes a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers’ accounts in future periods. The allowance is established based on experience and, when available, based on specific information relating to jobs performed.

Allowance for doubtful accounts.    The Company establishes an allowance for doubtful accounts to cover accounts receivable that may not be collectable. In establishing the allowance for doubtful accounts, the Company analyzes the collectability of accounts that are large or past due. In addition, the Company considers historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided.

Testing Assets for Impairment.    Generally accepted accounting principles require that assets be tested to determine if they are impaired. Doing this requires projecting current earnings and cash flows into future periods based on expected trends. Starting in 2002, goodwill will be tested for impairment based on estimated future discounted cash flows. Other assets are tested for impairment based on estimated undiscounted cash flows. Estimating future cash flows requires making projections that can differ materially from actual results.

Environmental Liabilities.    As more fully discussed under Item 3, “Legal Proceedings,” certain Company subsidiaries have transported or generated waste sent to sites which have been designated federal Superfund sites. As a result, the Company has been named as a potentially responsible party (“PRP”) in a number of lawsuits arising from the disposal of wastes at 28 state and federal Superfund sites. Based on information currently available, the Company believes that any future settlement costs arising from any or all of the 28 Superfund sites will not be material to the Company’s operations or financial position. Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRP’s do not pay their share of such costs. The Company’s Superfund liability could be materially more than is currently estimated if the Company obtains information not now known or if other companies are not able to pay their proportionate share as is currently expected.

Insurance Expense.    It is the Company’s policy to retain a significant portion of certain expected losses related primarily to workers’ compensation, health insurance, comprehensive general and vehicle liability. Accruals are established for incurred losses based on information that is known at the time. Recording health insurance expense requires that estimates be made of the cost of health benefits provided in future periods. Actual expenditures required in future periods can differ materially from accruals established based on estimates.

Legal Matters.    In the ordinary course of conducting its business, the Company is subject to legal proceedings. Accruals are established for legal matters when in the Company’s opinion it is probable that a liability exists and the liability can be reasonably estimated. Estimates of the cost to settle disputes are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

Provision for Income Taxes.    As part of the process of preparing the consolidated financial statements, the Company is required to estimate the provision for income taxes, including the current tax exposure together with assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the balance sheet. An assessment must then be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense.

The Company attempts to make realistic estimates in providing allowances for assets and recording liabilities. Because estimates are made in good faith, the Company’s experience has been that overestimates of expenses in one area are often offset by underestimates in other areas. The Company believes that in the future it is probable that an unexpected event, (as an example, the sudden bankruptcy of a significant customer or supplier that was previously believed to be a large and stable company), could materially affect the results of operations of a future period; however, due to the Company’s risk management programs and capital strength, the Company believes that such an event would not be material to its financial condition.

Results of Operations

The following table sets forth for the periods indicated certain operating data associated with the Company’s results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” of this report.

	Percentage of Total Revenues
	Twelve-month Year Ended December 31,
	2001	2000	1999	1998	1997
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	9.2	10.9	12.5	14.3	13.9
Other costs	61.6	60.3	61.2	60.3	62.8

Total cost of revenues	70.8	71.2	73.7	74.6	76.7
Selling, general and administrative expenses	17.7	18.1	18.3	17.7	18.6
Depreciation and amortization.	4.4	4.6	4.7	4.6	5.0

Income (loss) from operations	7.1	6.1	3.3	3.1	(0.3)
Other income, net	—	—	—	—	0.4
Interest expense, net	3.9	3.9	4.3	4.9	4.9

Income (loss) before provision for (benefit from) income taxes	3.2	2.2	(1.0)	(1.8)	(4.8)
Provision for (benefit from) income taxes	1.0	(0.8)	0.1	0.2	2.7

Net income (loss)	2.2%	3.0%	(1.1)%	(2.0)%	(7.5)%

Revenues.    Revenues for 2001 were $251,601,000 up $18,135,000 or 7.8% compared to revenues of $233,466,000 for 2000. Site services contributed approximately 71.0% of the increase and technical services 29.0%. Of the site services increase, approximately $11,300,000 related to anthrax emergency response and remediation work. Excluding anthrax, revenues from other large site service emergency response jobs were approximately equal to those in 2000. In technical services, LabPack services revenues were up 3,347,000, while other transportation and disposal revenues were down $1,559,000 compared to the prior year. The volume of waste processed through the Company’s facilities increased by 3.4%. The pricing of waste processed decreased by 2.6%.

Revenues for 2000 were $233,466,000, up $30,501,000 or 15.0% compared to revenues of $202,965,000 for 1999. Of the total revenue increase for the year, approximately 52.0% came from site services, which includes higher margin emergency response events, and 48.0% came from transportation and disposal services. The volume of waste processed through the Company’s facilities increased 16.9%. The pricing of waste processed was flat.

There are many factors which have impacted, and continue to impact, the Company’s revenues. These factors include; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; direct shipment by generators of waste to the ultimate treatment or disposal location; and budgetary cycles influencing the timing of customer’s spending for remedial activities.

Cost of Revenues.    Cost of revenues was $178,085,000 for 2001 compared to $166,303,000 for 2000, an increase of $11,782,000. As a percentage of revenues, cost of revenues decreased from 71.2% for 2000 to 70.8% for 2001. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenues declined from 10.9% for 2000 to 9.2% for 2001. This decrease was due to disposal revenues decreasing as a percentage of total revenues due to the revenue mix, and to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues increased from 60.3% for 2000 to 61.6% for 2001. This increase was primarily due to decreased margins on site service work performed due to the mix of jobs performed and was partially offset by increased margins on waste processed through the Company’s facilities due to the increase in the volume of waste processed and the fixed cost nature of the plants.

Cost of revenues was $166,303,000 for 2000 compared to $149,637,000 for 1999, an increase of $16,666,000. As a percentage of revenues, cost of revenues decreased from 73.7% for 1999 to 71.2% for 2000. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenue declined from 12.5% for 1999 to 10.9% for 2000. This decrease was due to disposal revenues decreasing as a percentage of total revenues due to the revenue mix, and to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues declined from 61.2% for 1999 to 60.3% for 2000. This decrease was primarily due to increased margins on site service work performed due to the mix of jobs performed and due to increased margins on waste processed through the Company’s facilities due to the increase in the volume of waste processed and fixed cost nature of the facilities.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $44,460,000 for 2001 from $42,238,000 for 2000, an increase of $2,222,000 or 5.3%. The increase is comprised primarily of an increase in salary expense in order to remain competitive in the employment markets in which the Company operates, an increase in headcount in order to support the growth in revenues, and an increase in the cost of health insurance.

Selling, general and administrative expenses increased to $42,238,000 for 2000 from $37,190,000 for 1999, an increase of $5,048,000 or 13.6%. The increase in amounts earned under management incentive and commission plans due to improved results of operations and increased sales, as well as 401(k) contributions linked to the Company’s performance, accounted for the largest portion of the increase in selling, general and administrative expenses. The next largest components of the increase resulted from increases in headcount due to higher levels of revenues, increases in headcount in sales and marketing due to strategic business initiatives and increases in compensation to remain competitive in the employment markets in which the Company operates. Strategic initiatives related to e-commerce and Harbor Industrial Services also resulted in increases in selling, general and administrative expenses. Partially offsetting these increases were decreases achieved across a number of expense categories through cost reductions.

Interest Expense, Net.     Interest expense increased from $9,167,000 in 2000 to $9,991,000 in 2001. As further discussed in “Financial Condition and Liquidity” below, on April 30, 2001 the Company redeemed $50,000,000 of Senior Notes. Interest expense increased due to the higher interest rates on the debt issued to refinance the Senior Notes. Partially offsetting this increase is a decrease in interest expense due to lower average balances of debt outstanding.

Interest expense increased from $8,599,000 in 1999 to $9,167,000 in 2000. A large part of the increase was due to interest income of $439,000 recorded on an income tax refund in 1999. The remainder of the increase was due primarily to higher variable interest rates on the revolving credit facility and term notes.

Income Taxes.     In 2001, income tax expense of $2,412,000 was recorded on pre-tax income of $7,952,000 for an effective tax rate of 30.3%. SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the net deferred tax assets will not be realized. Due to losses in prior years, by 1998, the Company had reserved all net deferred tax assets. In 2001, based on the level of profits and the forecast for profits in future years, the Company determined that it was more likely than not that all deferred tax assets would be utilized, with the exception of $2,844,000 of net operating loss carryforwards which may only be used to offset future taxable income, if any, of former ChemClear entities. Accordingly, the valuation allowance was reduced by $1,250,000 from $2,217,000 at December 31, 2000 to $967,000 at December 31, 2001. This resulted in a reduction in the effective tax rate of 15.7%. If the valuation allowance had not been adjusted in 2001, the effective tax rate would have been 46.0%.

The Company expects income taxes paid in cash relating to 2001 to be approximately $800,000, significantly less than the income tax expense of $2,412,000 recorded. This is due to significant differences in accounting for income taxes for financial accounting and tax purposes. For 2001, federal taxable income before net operating loss carryforwards was approximately $11,330,000, which is higher than the pre-tax income of $7,952,000 per the Consolidated Statements of Operations. This is partly due to permanent differences relating to the amortization of goodwill, and the non-deductibility of meals and entertainment expenses; this is also due to temporary differences, the largest of which relate to depreciation expense for financial accounting purposes being greater than that for tax, which is due to many assets being fully depreciated for tax due to accelerated depreciation. The other major temporary difference relates to permits. Remediation expenditures are expensed for tax while certain expenditures are capitalized to permits and amortized for financial accounting purposes.

In 2001, the Company had no ordinary federal income tax liability due to the existence of net operating loss carryforwards. The approximately $800,000 that the Company expects to pay in income taxes for 2001 consists primarily of federal alternative minimum taxes, and tangible property and net worth taxes that are levied as a component of state income taxes.

At December 31, 2001, the Company had regular net operating loss carryforwards of $3,831,000 which expire in 2010 and thereafter. The Company also had $2,844,000 of net operating loss carryforwards which may only be used to offset future taxable income, if any, of former ChemClear entities. A valuation allowance has been provided for the net operating loss carryforwards because the Company determined that it was more likely than not that they would not be utilized. These net operating loss carryforwards relating to the former ChemClear entities expire in the amounts of $648,000 and $2,196,000 in the years 2002 and 2003, respectively.

At December 31, 2001, the Company had recorded as assets on its books, net of a valuation allowance, net operating loss carryforwards and tax credit carryforwards of $4,039,000. The Company expects income tax expense for financial reporting purposes to be significantly higher than taxes actually paid until these assets are fully utilized. Thereafter, the Company expects income taxes paid to be higher than income taxes for financial reporting purposes due to temporary differences primarily relating to depreciation for property, plant and equipment, and permits.

The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws. If the Company reports losses in the future, the valuation allowance may need to be increased to cover all net deferred tax assets, which would increase income tax expense in future years. Alternatively, earnings from operations from former ChemClear entities in 2002 and 2003 significantly in excess of those projected would cause the valuation allowance at December 31, 2001 to be reversed, decreasing future income tax expense.

In 2000, an income tax benefit of $2,016,000 was recorded on pre-tax income of $5,102,000 for an effective tax rate of (39.5)%. In the fourth quarter of 2000, the Company reviewed the valuation allowance for deferred tax assets. Based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of deferred tax assets would be utilized. Accordingly, the 2000 provision for income taxes includes a $2,400,000 benefit relating to adjusting the valuation allowance. The difference between the income tax benefit and the decrease in the valuation allowance is due primarily to personal property and net worth taxes that are levied as a component of state income taxes.

In 1999, income tax expense of $282,000 was levied on a pre-tax loss of $(1,962,000) for an effective tax rate of (14.4)%. Income tax expense consisted primarily of personal property and net worth taxes that are levied as a component of state income taxes.

During the fourth quarter of 2001, the Company settled the previously disclosed $3,000,000 state tax assessment in the amount of $80,000 plus accrued interest and was advised that certain subsequent years under consideration for audit for the same disputed issue would not be audited.

Proposed Acquisition

On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division of Safety-Kleen Corp. (“Safety-Kleen”), which Agreement was amended on March 8, 2002. Because Safety-Kleen and 73 of its domestic subsidiaries are operating under Chapter 11 of the Bankruptcy Code pursuant to a proceeding in the Bankruptcy Court for the District of Delaware, any sale of Safety-Kleen’s Chemical Services Division must comply with the Bankruptcy Code and be approved by the Bankruptcy Court. Accordingly, on February 22, 2002, Safety-Kleen submitted a Motion to the Bankruptcy Court to enter an order authorizing Safety-Kleen to sell the assets of the Division free and clear of all liens, claims, encumbrances and interests and assign leases and contracts either to the Company under the Acquisition Agreement or to a higher bidder. The following summarizes the principal terms of the Acquisition Agreement, as amended.

The Agreement provides that the Company will purchase the assets of the Chemical Services Division from Safety-Kleen for approximately $46,300,000 in cash and the assumption of certain environmental liabilities valued at approximately $265,000,000. The proposed acquisition will not include Safety-Kleen’s Pinewood Landfill located in South Carolina. The assets of the Chemical Services Division will include the stock of Safety-Kleen’s Canadian subsidiaries which are part of the Division, which subsidiaries are not involved in Safety-Kleen’s bankruptcy proceeding. Because the Company will acquire the stock, rather than the assets of those Canadian subsidiaries, the Company will become subject to certain liabilities of those subsidiaries, but adjustments for those assumed liabilities will be made in the calculation on the closing date of the working capital of the Division. The purchase price for the acquisition will be adjusted either up or down based on the amount of the Division working capital on the closing date as compared to the amount of the Division’s working capital at August 31, 2001. In addition, the Company and Safety-Kleen will each pay one-half of the pre-petition cure and reinstatement costs (“Cure Costs”) incurred prior to the closing relating to the assignment and assumption of those contracts and leases of the Division which the Company elects to assume until such Cure Costs equal $2,000,000, after which Safety-Kleen will pay 25% and the Company will pay 75% of such Cure Costs up to a maximum of $2,000,000. The Company will pay any Cure Costs under those assumed contracts and leases that exceed $4,000,000.

The proposed acquisition is contingent upon satisfactory completion of due diligence, various regulatory approvals, obtaining adequate financing and approval of the Bankruptcy Court. Due diligence must be completed by the later of April 30, 2002, or, at the Company’s option, five days after the Company receives the audited balance sheet of Safety-Kleen’s Chemical Services Division as of August 31, 2001. In addition, the Acquisition Agreement calls for the Company and Safety-Kleen to enter into certain sales and disposal agreements which will become effective on the closing of the acquisition.

Bankruptcy rules require procedures that are most likely to maximize the realizable value of Safety-Kleen’s assets for the benefit of the debtor (Safety-Kleen) and its creditors. Accordingly, on March 8, 2002, the Bankruptcy Court approved bidding procedures which will allow financially qualified bidders to submit bids for Safety-Kleen’s Chemical Services Division. Under the approved bidding procedures, the Company is deemed to have submitted a qualified bid by entering into the Acquisition Agreement. Provided that the Acquisition Agreement has not been terminated in accordance with its terms by May 30, 2002, the Company will then make a $3,000,000 deposit, which will be returned if the Company is not the successful bidder for the Division or the acquisition does not close for any reason other than a default by the Company of its obligations under the Agreement. If any other qualified bidder elects to submit a bid for all or a portion of the assets of the Division, such bidder must make a minimum $3,000,000 deposit by no later than May 30, 2002 and submit a written bid which (together with other qualified bids if such bid is for only a portion of the Division’s assets) the Board of Directors of Safety-Kleen determines in good faith is not materially more burdensome or conditional than the terms under the Acquisition Agreement and which is greater than $53,520,000 plus the assumption of the approximately $265,000,000 of certain environmental liabilities. Any subsequent qualified bids must be greater than the last qualified bid by $1,000,000. The bid deadline is May 30, 2002. If any qualified bid other than the bid which has been submitted by the Company is received, an auction will be held where all qualified bidders will have the opportunity to submit additional bids. The Bankruptcy Court has scheduled for June 13, 2002 a hearing to approve the sale of the Chemical Services Division to the highest bidder under the approved bidding procedures. If the Company is the successful bidder, the Company now anticipates the closing will occur during the third quarter of 2002.

Provided the acquisition does not close and the Company is not in default of any provision of the Agreement for which Safety-Kleen has notified the Company, Safety-Kleen will be required to reimburse the Company’s reasonable, documented, out-of-pocket costs in amounts ranging from $1,500,000 to $5,250,000 depending on the stage and circumstances under which the Agreement is terminated or abandoned. Furthermore, if Safety-Kleen sells the Chemical Services Division to a higher bidder, the Company will be entitled to a termination fee of either $3,500,000 or $7,000,000 depending on whether Safety-Kleen sells the Division to such other bidder prior to or after the Company receives its financing commitment. In no event, however, will the Company be entitled to receive both the termination fee and expense reimbursement.

Factors That May Affect Future Results

Factors Associated with the Proposed Acquisition.

On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division of Safety-Kleen. If the proposed acquisition is completed, the acquisition will make the Company the largest operator of hazardous waste disposal facilities in North America with annualized revenue of approximately $750,000,000. While the Company believes that the proposed acquisition has the potential to generate significant value for shareholders, the proposed acquisition also presents certain risks.

If the proposed acquisition is successfully completed, the Company now anticipates it will incur in excess of $10,000,000 of expenses relating to due diligence investigations, consulting fees associated with the proposed integration of the Division into the Company's business and financial reporting systems, financing and financial assurance commitments, and investment banking, legal and accounting fees and expenses associated with the acquisition and the related refinancing of the Company's outstanding debt. If the acquisition does not close, the Company may nevertheless incur a substantial portion of those expenses, depending upon the stage and the circumstances under which the Acquisition Agreement is terminated or abandoned. Provided the acquisition does not close and the Company is not in default of any provision of the Agreement, Safety-Kleen will be required to pay to the Company either expense reimbursement or a termination fee in certain specified amounts as described above under "Proposed Acquisition." However, such expense reimbursement or termination fee may not be sufficient to reimburse the Company for all of the expenses which the Company will incur if the acquisition does not close.

Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. If the acquisition is completed, the Company believes that it will be able to utilize its systems to improve the operations of the Chemical Services Division, and the Company and its management consultants are now actively preparing for integration of the Division into the Company's business and financial reporting systems effective as of the closing. However, if any significant delay should occur in such integration, such delay could have a material adverse affect on the results of operations and cash flows for the combined companies. Furthermore, Safety-Kleen's deficiencies in financial systems, processes and related internal controls increase the risk that the unaudited financial statements of the Division's operations and cash flows which Safety-Kleen has provided to the Company are not accurate. The Company and its accountants are now conducting extensive due diligence investigations with respect to the operations and cash flows of the Division.

The proposed integration of Safety-Kleen's Chemical Services Division into the Company will require significant effort by key employees of both the Company and the Division. Accordingly, if the Company were not able to retain key employees of the Division and the Company during the integration period, this could adversely affect such integration and therefore operations and cash flows.

As part of the proposed acquisition, the Company will assume approximately $265,000,000 of environmental liabilities, as such liabilities are calculated on a present value basis in accordance with generally accepted principles (which take into consideration both the amount of such liabilities and the timing when it is projected that the Company will be required to pay such liabilities). The Company is now performing an extensive due diligence investigation with respect to both the amount and timing of such liabilities. The Company now anticipates such liabilities will be payable over many years and that cash flow generated from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company's cash flow and financial condition.

After the Company closes the acquisition of any significant business, the rules of the Securities and Exchange Commission (the "SEC") require the Company to file as part of the Company's periodic reports and registration statements for securities offerings audited financial statements for the acquired business. As previously noted, Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. Safety-Kleen has agreed in the Acquisition Agreement to provide the Company audited balance sheets for the Chemical Services Division as of the end of each of the Division's three most recently completed fiscal years, and Safety-Kleen's auditors have advised Safety-Kleen that they will be able to provide auditors' reports with respect to such balance sheets. However, due to Safety-Kleen's deficiencies, Safety-Kleen's auditors have advised Safety-Kleen that they will not be able to provide auditors' reports with respect to the Division's statements of operations and cash flows for such three fiscal years. The Company is now investigating whether it will be able to obtain auditors' reports for statements of operations and cash flows of the Division for any recent periods. The Company has received a "no-action letter" from the SEC staff with respect to the periodic reports which the Company will file following the closing. However, until the Company is able to obtain and file audited statements of operations and cash flows of the Division (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities in the Company). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

The Company and Safety-Kleen's Chemical Services Division provide services to certain customers which use both companies in order to ensure competitive pricing and reduce the risk that either company will not be able to perform all of the services required by such customers. If the proposed acquisition is completed, a portion of those customers may seek to place some business with other vendors so that such customers can continue to maintain more than one source of supply for environmental services. This could cause the results from operations and cash flows of the combined companies to be less than anticipated based upon the prior separate operations of the Company and the Division.

If the proposed acquisition is completed, the Company will have a high ratio of total liabilities (including the present value of the assumed environmental liabilities calculated as described above) to stockholders' equity. This high ratio will increase the risk that unexpected events could have a materially adverse affect on the Company's financial condition.

Other Factors

Economic downturns or recessionary conditions in North America can adversely affect the demand for the Company’s services. The Company believes that its revenues and profits were negatively affected in certain customer sectors by the recessionary conditions in 2001, and the Company believes that this trend may continue into 2002.

The Company believes that the environmental services industry is on a secular uptrend that started in the late 1990’s. Going back to the 1980’s, the environmental services industry raised more capital and invested in more assets than the industry required. Starting in the early 1990’s the environmental services industry commenced a period of rationalization in which surplus capacity was eliminated, efficiency was increased and the industry consolidated into a few major companies. The Company believes that within several years that equilibrium between supply and demand for environmental services will be re-established.

The Company’s future operating results may be affected by the Company’s ability to: utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; and generate incremental volumes of waste to be handled through its facilities from existing sales offices and service centers.

The future operating results of the Kimball incinerator may be affected by factors such as its ability to: obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facility; minimize downtime and disruptions of operations; and compete successfully against other incinerators which have an established share of the incineration market.

The recently promulgated (February 13, 2002) Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule of the Clean Air Act Amendments are identical to the technology-based emission standards, originally promulgated on September 30, 1999, for incinerators, cement kilns and lightweight aggregate kilns. The company’s only impacted facility, the Kimball, Nebraska incinerator, has demonstrated emission levels that are at or below the Interim Standards with negligible investments or facility modifications. Management believes that some facilities owned by others may not find it economical to upgrade to the new standards, which could result in the closure of some facilities. This could result in a reduction of incineration capacity and lead to improved pricing for incineration. However, no assurances can be given that this will happen. Promulgation of Final Standards for the HWC MACT must occur by June 14, 2005; however, it is too soon to determine any impacts on future operations or earnings.

In December 2000 the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized waste treatment (“CWT”) facilities. The Company’s Bristol, Connecticut; Baltimore, Maryland; Chicago, Illinois; Cleveland and Cincinnati, Ohio; South Portland, Maine; and Prince George, Virginia facilities are subject to the CWT regulations. The Company has until December 22, 2003 to achieve compliance with the new regulations. Compliance is achieved by meeting the effluent limits for specific contaminants using the best practicable treatment or “equivalent” technology. “Equivalent” technology is demonstrated by procedures negotiated with the local governmental authority responsible for operating the pretreatment program for the Publicly Owned Treatment Works. The Company is in the process of ongoing evaluations to determine “equivalence,” and the Company cannot currently quantify the impact of the CWT regulation on the facilities

The Company’s operations may be affected by the commencement and completion of major site remediation projects; cleanup of major spills, etiological contamination such as anthrax or other events; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing the management of hazardous waste; secular changes in the waste processing industry towards waste minimization and the propensity for delays in the remedial market; suspension of governmental permits; and fines and penalties for noncompliance with the myriad of regulations governing the Company’s diverse operations. As a result of these factors, the Company’s revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

Typically during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions, and increased possibility of unplanned weather related plant shutdowns. In addition, customer factory closings for the year end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

The Company participates in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructuring during the past several years. Periodically, the Company reviews long-lived assets for impairment. At the end of 2001, the Company determined based on this review that no asset write-downs were required; however, if conditions in the industry deteriorate further, certain assets could be determined to be impaired and an asset write-off could be required. Also, industry conditions may result in significant volatility of the Company’s common stock price, as well as that of its competitors.

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

From time to time, the Company has paid fines or penalties in governmental environmental enforcement proceedings, usually involving its waste treatment, storage and disposal facilities. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the Company’s plants, equipment, and vehicles, based on the Company’s compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact the Company’s operations and could have a material adverse impact on financial results.

Certain Company subsidiaries have transported or generated waste sent to sites which have been designated state or federal Superfund sites. As a result, the Company has been named as a potentially responsible party at 28 state and federal Superfund sites. Fourteen of these sites involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. (“ChemWaste”), a former subsidiary of Waste Management, Inc., and one site involves a subsidiary which the Company acquired from Southdown, Inc. which was subsequently acquired by Cemex, S.A. As part of these acquisitions, ChemWaste and Southdown, Inc. agreed to indemnify the Company with respect to any liability of such subsidiaries for waste disposed of before the Company acquired them. With respect to the other Superfund sites, the Company has established reserves, which it believes are appropriate, such that any future settlement costs of lawsuits arising from any or all of the 28 Superfund sites are not expected to be material to the Company’s operations or financial position. The Company had accrued environmental costs of approximately $294,000 and $144,000 for cleanup of Superfund sites at December 31, 2001 and 2000, respectively.

The Company operates facilities that are subject to RCRA regulation. Under RCRA, every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency and must comply with certain operating requirements. Of the Company’s 11 waste management facilities, nine are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on–site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility.

The EPA or applicable state agency have begun RCRA corrective action investigations at the Company’s RCRA licensed facilities in Baltimore, Maryland; Chicago, Illinois; Braintree, Massachusetts; Natick, Massachusetts; Woburn, Massachusetts; and Cincinnati, Ohio. The Company is also involved in site studies at its non–RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and South Portland, Maine.

In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company’s Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. The improvements on the ChemWaste site allowed the Company to increase processing capacity at the location and introduce efficiency initiatives relative to collection, transportation, treatment and disposal of routinely created hazardous wastes throughout its facility network. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute up to a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accruals of $1,432,000 and $1,729,000 relating to this liability at December 31, 2001 and 2000, respectively, which are the unused amounts of a remediation accrual plus accrued interest that was established as part of the acquisition of ChemWaste’s Chicago Facility. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures, in excess of the amounts accrued, that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be completed. The Company acquired its RCRA facilities in Bristol, Connecticut and Cincinnati, Ohio from a subsidiary of Southdown, Inc. which was subsequently acquired by Cemex, S.A. Southdown has agreed to indemnify the Company against any costs incurred or liability arising from contamination on–site arising from prior ownership, including corrective action. The prior owner of the Woburn facility provided a limited indemnity for any costs or liability arising from contamination on-site due to prior ownership.

The following table summarizes non–reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company’s facilities for the years ended December 31, (in thousands):

	2001	2000	1999
Environmental expenditures capitalized	$76	$92	$274
Environmental expenses incurred	225	225	37

	$301	$317	$311

Although further investigation may cause a change in estimate, the Company expects environmental remediation expenditures of between $250,000 and $1,000,000 per year to continue for the foreseeable future. While the final scope of work to be performed at these sites has not yet been agreed upon, the Company believes, based upon information known to date about the nature and extent of contamination at these sites, that accruals have been established when required and such costs are not expected to have a material effect on its results of operations or its competitive position, and that it will be able to finance from operating revenue any additional corrective action required at the sites.

Liquidity and Capital Resources

For the year ended December 31, 2001, the Company generated $24,632,000 of cash from operations. Sources of cash consisted primarily of $5,540,000 of net income for the period and non-cash expenses of $11,113,000 for depreciation and amortization, $636,000 for the amortization of deferred financing costs, $238,000 for the amortization of the warrants and $587,000 for the provision for the allowance for doubtful accounts. Additional sources of cash from operations totaled $7,713,000. These sources consisted primarily of a $2,917,000 increase in other accrued expenses, a $1,366,000 increase in deferred revenue, a $1,285,000 increase in accrued disposal costs and a $1,347,000 decrease in net deferred tax assets which is due primarily to the utilization of net operating loss carryforwards and is partially offset by a $1,250,000 reduction in the valuation allowance. Partially offsetting these sources of cash were uses of cash from operations totaling $1,195,000 consisting primarily of a $736,000 increase in supplies inventory and a $399,000 increase in prepaid expenses.

The Company defines free cash flow as cash provided from operations less cash required to maintain property, plant and equipment, additions to permits and preferred stock dividends paid in cash. In 2001, additions to property plant and equipment totaled $7,277,000 consisting of approximately $769,000 of strategic capital investments to improve the capabilities of the Company’s Kimball incinerator and approximately $6,508,000 in expenditures to maintain property, plant and equipment. Additions to permits were $76,000 and preferred stock dividends paid in cash were $224,000. The Company utilized the $17,824,000 of free cash flow generated together with $4,184,000 generated from improvements in the Company’s cash management program, $189,000 in proceeds from the employee stock purchase plan, $124,000 in proceeds from the sale of fixed assets and $108,000 in proceeds from the exercise of stock options to reduce debt by $14,503,000, to pay the $2,795,000 related to the cost of refinancing the Senior Notes, to fund $769,000 of strategic improvements to the Kimball facility, to fund the additional $276,000 increase required in restricted cash and to increase the amount of cash on hand by $4,086,000.

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

The goal of the Company is to maximize shareholder value over time. The Company believes that shareholder value will be maximized by using free cash flow to make strategic investments in fixed assets to expand the Company’s capabilities, to expand operations within or contiguous to the regions in which it operates, to expand its capabilities through acquisitions and to reduce debt. However, no assurance can be given that the Company will be able to generate free cash flow in the future.

The Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the “Senior Notes”), and in April 2001 the Company executed two agreements with lenders which provided the funds required to redeem the Senior Notes in April 2001.

At December 31, 2000, the Company had a $33,500,000 Loan Agreement (the “Loan Agreement”) with a financial institution (the “Lender”). The Loan Agreement provided for a $24,500,000 revolving credit portion (the “Revolver”), a $6,000,000 term promissory note (the “Term Note”), and a $3,000,000 term promissory note (the “2000 Term Note”). The Term Note had monthly principal payments of $100,000 with the last payment due in May 2004. The original principal amount of the 2000 Term Note is $3,000,000, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds provided from the 2000 Term Note were used primarily to purchase vehicles and rolling stock that the Company previously leased under operating leases. The Revolver allowed the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 2000, funds available to borrow under the Revolver were $12,760,000. The Revolver required the Company to pay an unused line fee of one-half of one percent on the unused portion of the line.

The Loan Agreement allowed for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the term notes to bear interest at the Eurodollar rate plus three percent; the remaining balance bore interest at a rate equal to the “prime” rate plus one and one–half percent. The Loan Agreement was collateralized by substantially all of the Company’s assets, and the Loan Agreement provided for certain covenants including, among others, maintenance of a minimum level of working capital and adjusted net worth. The Loan Agreement defined the working capital covenant to specifically exclude the Senior Notes as a component of working capital and required that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant required $30,000,000 of adjusted net worth. At December 31, 2000, the Company had working capital and adjusted net worth of $16,421,000 and $41,635,000, respectively. The Company was required to maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which was waived by the financial institution through May 15, 2000. After May 15, 2000 the Company was in compliance with this covenant.

In April 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 2001, the Company had approximately $20,326,000 available to borrow under the Revolver. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement does not require maintenance of any minimum borrowing availability. The Amended Loan Agreement provided for a new $19,000,000 term promissory note (the “Term Loan B”). In April 2001, $19,000,000 was advanced under Term Loan B. Of the $19,000,000 advanced, $15,000,000 was advanced to redeem a portion of the Senior Notes and $4,000,000 was used to pay the Term Note and other amounts then borrowed by the Company. The interest rate for Term Loan B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. In the fourth quarter of 2001, the Company elected to pre-pay $10,000,000 of the outstanding principal balance. The terms of the 2000 Term Note remain unchanged.

The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the “prime” rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company’s assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of loans outstanding under the Amended Loan Agreement. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the Subordinated Notes (as described below) to be greater $60,000,000. At December 31, 2001, the Company had $14,993,000 of working capital and $84,569,000 of adjusted net worth. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended December 31, 2001 the Company reported EBITDA of $29,056,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At December 31, 2001 the Senior Debt to EBITDA ratio was 0.63 to 1.0.

In April 2001, the Company issued $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”). Through October 2002, the Company is required to pay interest at the rate of 16%. From April 2003 through April 2006, at its option, the Company may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% in the form of like notes until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and detachable warrants have been allocated based on the relative fair value of the warrants and Subordinated Notes. The relative fair value of the warrants includes a blockage discount. The Subordinated Notes yield 17.02% when the debt issue discount relating to the warrants is included. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the year ended December 31, 2001, the fixed charge coverage ratio was 1.62 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At December 31, 2001, the tangible capital base was $54,952,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended December 31, 2001, EBITDA was $29,056,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt currently consists of debt issued under the Amended Loan Agreement. At December 31, 2001, the priority debt to EBITDA ratio was 0.29 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to 1.0 for the fiscal quarter ended December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At December 31, 2001 the total liabilities to tangible capital base ratio was 1.22 to 1.0.

In 1996 the Company assumed $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the “Bonds”). In connection with the issuance of the Bonds, the Company entered into a facilities lease with the City of Kimball, whereby the City acquired a leasehold interest in the facility and the Company leased the facility back from the City. The Company retains title to the facility. The Bonds were issued at 100% of their principal value. The Bonds are not redeemable prior to September 1, 2006. From that date until September 1, 2008, the Bonds are redeemable at a premium. After September 1, 2008, the Bonds are redeemable at par. Sinking fund payments began on September 1, 1999 in the amount of $100,000 annually and continue in this amount until the year 2008, when the annual sinking fund payment will gradually increase. Under the Bond Documents, as amended, the Company may issue Bank Debt up to $35,000,000, provided that after the issuance the ratio of the Company’s total debt to total capital (debt plus stockholders’ equity) does not exceed 72% (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). At December 31, 2001, the debt to capital ratio was 50%.

The Bonds, as amended, require the Company to maintain $750,000 in a debt service reserve fund held by the trustee for the benefit of the bondholders until the Bonds mature. The Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratios for the years ended December 31, 2001 and 2000 were 2.18 and 2.24, respectively, and the Company was therefore not required to make any such additional payments into the debt service reserve fund. Furthermore, because the Company attained an EBITDA coverage ratio of greater than 1.5 to 1.0 for the fiscal year ended December 31, 2001, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company’s general use upon the filing of the Company’s Form 10-K for such fiscal year.

Excluding capital expenditures that may be required if the proposed acquisition of Safety-Kleen’s Chemical Services Division is consummated, the Company expects 2002 capital expenditures to be approximately $7,000,000. The Company believes that it has all of the facilities required for the foreseeable future. Thus, capital expenditures are expected to be limited to maintaining existing capital assets, replacing site services equipment, upgrading information technology hardware and software, and specific strategic initiatives.

The Company believes that cash generated from operations in the future together with availability under its Revolver will be sufficient to operate the business and fund capital expenditures. Excluding the effect of the proposed acquisition of Safety-Kleen’s Chemical Services Division, the Company believes that interest expense in 2002 will be somewhat lower than in 2001 with the decrease in interest expense due to lower average debt outstanding.

The following table has been included to assist the reader in analyzing the contractual obligations of the Company and the Company’s ability to meet these obligations. Such amounts do not reflect the proposed acquisition of Safety-Kleen’s Chemical Services Division, (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$53,224	$3,814	$5,010	$200	$44,200
Operating leases	24,799	7,189	10,676	4,789	2,145

Total contractual cash obligations	$78,023	$11,003	$15,686	$4,989	$46,345

The following table has been included to assist the reader in understanding other contractual obligations of the Company and the Company’s ability to meet these obligations. Such amounts do not reflect the proposed acquisition of Safety-Kleen’s Chemical Services Division. The Company expects standby letters of credit to be renewed when they become due, (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$9,674	$9,674	$—	$—	$—

Total commercial commitments	$9,674	$9,674	$—	$—	$—

Shareholders’ equity was $49,569,000 at December 31, 2001, or $3.91 per diluted share compared to $41,635,000 at December 31, 2000, or $3.68 per diluted share. Shareholders’ equity increased due to net income of $5,540,000, the value assigned to the warrants issued of $2,321,000, proceeds from the employee stock purchase plan of $189,000 and proceeds from the exercise of stock options of $108,000. Partially offsetting these increases was a reduction of $224,000 relating to dividends paid in cash on the preferred stock. The percentage increase in book value per diluted share was less than the percentage increase in the book value of the Company primarily due the dilutive effect of the issuance of 1,519,020 warrants for the purchase of common stock relating to the refinancing of the Senior Notes. The reduction in debt from $67,727,000 at December 31, 2000 to $53,224,000 at December 31, 2001 together with the increase in equity has significantly reduced the leverage of the balance sheet as demonstrated in the reduction of the debt to equity ratio from 1.63 at December 31, 2000 to 1.07 at December 31, 2001.

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the first and second quarter 2001 dividends in common stock due to restrictions under its loan agreements for which the Company issued 105,035 shares of common stock. The third and fourth quarter 2001 dividends were paid in cash.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 is not expected to materially affect the Company’s results. The Company has determined the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company has not finalized the testing of goodwill for impairment using the criteria set forth under SFAS No. 142; thus, the Company cannot predict what impact, if any, SFAS No. 142 will have on its periodic tests of asset impairment.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. Thus, the Company will adopt this statement no later than the first quarter of 2003. The Company has not yet fully evaluated Statement No. 143 and cannot predict what impact, if any, Statement No. 143 will have on results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. Thus, the Company will adopt this statement no later than the first quarter of 2002. The Company has not yet fully evaluated Statement No. 144 and cannot predict what impact, if any, Statement No. 144 will have on results of operations or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company’s philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow at variable rates for working capital and other short term needs. The following table provides information regarding the Company’s fixed rate borrowings at December 31, 2001 (dollars in thousands):

Scheduled Maturity Dates	2002	2003	2004	2005	2006	Thereafter	Total
Economic Development Revenue Bonds	$100	$100	$100	$100	$100	$9,200	$9,700
Subordinated Notes	—	—	—	—	—	35,000	35,000

Total	$100	$100	$100	$100	$100	$44,200	$44,700

Weighted average interest rate on fixed rate borrowings	15.7%	15.7%	15.7%	15.7%	15.7%

In addition to the fixed rate borrowings described in the table above, the Company had at December 31, 2001 borrowings at variable interest rates of $8,524,000. This consisted of $7,191,000 owed under Term Note B which bears interest at the greater of the “prime” rate (5.00% at December 31, 2001) plus 3.0% or 12% and $1,333,000 owed under the 2000 Term Note bearing interest at the Eurodollar rate (1.87% at December 31, 2001) plus 3.00% or the “prime”rate (5.0% at December 31, 2001) plus 1.5%. The following table presents hypothetical situations of the amount of interest expense that would be incurred in 2002 assuming the balances outstanding at December 31, 2001 remained unchanged and assuming three scenario for interest rates: (i) interest rates remain unchanged from those on December 31, 2001, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

Description of Debt	Principal Balance December 31, 2001	Interest if Interest Rates Remain Unchanged	Interest if Interest Rates Increase 200 b.p.	Interest if Interest Rates Decrease 200 b.p.
Term Note B	$7,191	$863	$863	$863
2000 Term Note	1,333	87	113	60

Total	$8,524	$950	$976	$923

The Company is not subject to market risk arising from transactions in foreign currencies since substantially all revenues and expenses are transacted in U.S. dollars. Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet. The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PR	ICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 5, 2002, except for Note 15, as to which
the date is March 8, 2002

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$6,715	$2,629
Restricted cash and cash equivalents	1,044	768
Accounts receivable, net of allowance for doubtful accounts of $1,698 and $1,549, respectively	46,545	47,201
Prepaid expenses	1,962	1,563
Supplies inventories	4,115	3,379
Income tax receivable	—	203
Deferred tax assets	3,986	2,400

Total current assets	64,367	58,143

Property, plant and equipment:
Land	8,478	8,478
Buildings and improvements	44,152	42,700
Vehicles and equipment	94,840	90,794
Furniture and fixtures	2,230	2,225
Construction in progress	1,843	794

	151,543	144,991
Less—accumulated depreciation and amortization	98,119	89,389

	53,424	55,602

Other assets:
Goodwill, net	19,032	19,799
Permits, net	10,585	11,667
Other	4,313	4,357

	33,930	35,823

Total assets	$151,721	$149,568

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	As of December 31,
	2001	2000
Current liabilities:
Uncashed checks	$4,184	$—
Current maturities of long-term obligations	3,814	2,405
Accounts payable	19,017	19,100
Accrued disposal costs	4,598	3,313
Deferred revenue	5,532	4,166
Other accrued expenses	15,518	12,601
Income taxes payable	425	137

Total current liabilities	53,088	41,722

Other liabilities:
Long-term obligations, less current maturities	44,699	64,853
Deferred tax liability	2,933	—
Other	1,432	1,358

Total other liabilities	49,064	66,211

Commitments and contingent liabilities (Notes 4, 6, 8, 9, and 10)
Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock:
Authorized 2,000,000 shares; issued and outstanding – none	—	—
Series B convertible preferred stock:
Authorized 156,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5,600,000)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 11,484,654 and 11,216,107 shares, respectively	115	112
Additional paid-in capital	64,838	61,999
Accumulated deficit	(15,385)	(20,477)

Total stockholders’ equity	49,569	41,635

Total liabilities and stockholders’ equity	$151,721	$149,568

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the years ended December 31,
	2001	2000	1999
Revenues	$251,601	$233,466	$202,965
Cost of revenues	178,085	166,303	149,637
Selling, general and administrative expenses	44,460	42,238	37,190
Depreciation and amortization	11,113	10,656	9,501

Income from operations	17,943	14,269	6,637
Interest expense, net	9,991	9,167	8,599

Income (loss) before provision for income taxes	7,952	5,102	(1,962)
Provision for (benefit from) income taxes	2,412	(2,016)	282

Net income (loss)	$5,540	$7,118	$(2,244)

Basic earnings (loss) per share	$0.45	$0.60	$(0.25)

Diluted earnings (loss) per share	$0.40	$0.59	$(0.25)

Weighted average common shares outstanding	11,404	11,085	10,649

Weighted average common shares outstanding plus potentially dilutive common shares	12,676	11,305	10,649

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$5,540	$7,118	$(2,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,113	10,656	9,501
Allowance for doubtful accounts	587	684	683
Amortization of deferred financing costs	636	345	344
Amortization of warrants	238	—	—
Deferred income taxes	1,347	(2,400)	—
(Gain) loss on sale of fixed assets	(60)	(70)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	69	(4,105)	(2,800)
Prepaid expenses	(399)	(469)	(155)
Supplies inventories	(736)	(571)	50
Income tax receivable	203	(81)	1,114
Other assets	44	(224)	463
Accounts payable	120	374	(231)
Accrued disposal costs	1,285	763	(695)
Deferred revenue	1,366	125	951
Other accrued expenses	2,917	1,241	(769)
Income taxes payable	288	80	7
Other liabilities	74	103	(113)

Net cash provided by operating activities	24,632	13,569	6,106

Cash flows from investing activities:
Additions to property, plant and equipment	(7,277)	(7,403)	(5,080)
Acquisition	—	—	(1,900)
Proceeds from sales and maturities of restricted investments	—	1,152	1,225
Cost of restricted investments purchased	(276)	(768)	—
Proceeds from sale of fixed assets	124	148	—
Increase in permits	(76)	(92)	(359)

Net cash used in investing activities	(7,505)	(6,963)	(6,114)

Cash flows from financing activities:
Repayment of Senior Notes	(50,000)	—	—
Issuance of Subordinated Notes	35,000	—	—
Additional borrowings under term notes	19,000	3,000	4,139
Uncashed checks	4,184	—	—
Net repayments under long-term Revolver	(1,394)	(8,203)	(324)
Payments on long-term obligations	(17,109)	(1,867)	(3,050)
Deferred financing costs incurred	(2,795)	—	—
Proceeds from exercise of stock options	108	156	—
Proceeds from employee stock purchase plan	189	154	131
Dividend payment on preferred stock	(224)	—	—

Net cash provided by (used in) financing activities	(13,041)	(6,760)	896

Increase (decrease) in cash and cash equivalents	4,086	(154)	888
Cash and cash equivalents, beginning of year	2,629	2,783	1,895

Cash and cash equivalents, end of year	$6,715	$2,629	$2,783

Supplemental information:
Cash payments (receipts) for interest and income taxes:
Interest, net	$8,858	$9,172	$7,463
Income taxes, net	696	381	(1,236)
Non cash investing and financing activities:
Stock dividend on preferred stock	$224	$448	$448
Property, plant & equipment accrued	203	896	194

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 1998	112	$1	10,421	$104	$60,670	—	$(10)	$(24,455)	$36,310
Net loss	—	—	—	—	—	$(2,244)	—	(2,244)	(2,244)
Other comprehensive loss, net of tax
Unrealized holding gains arising in the period	—	—	—	—	—	—	—	—	—
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(26)	—	—

Other comprehensive loss	—	—	—	—	—	(26)	(26)	—	(26)

Comprehensive loss	—	—	—	—	—	$(2,270)	—	—	—

Preferred stock dividends: Series B	—	—	279	3	445	—	—	(448)	—
Employee stock purchase plan	—	—	98	1	130	—	—	—	131

Balance at December 31, 1999	112	$1	10,798	$108	$61,245	—	$(36)	$(27,147)	$34,171
Net Income	—	—	—	—	—	$7,118	—	7,118	7,118
Other comprehensive income, net of tax
Unrealized holding gains arising in the period	—	—	—	—	—	—	—	—	—
Reclassification adjustment for losses included in net income	—	—	—	—	—	36	—	—	—

Other comprehensive income	—	—	—	—	—	36	36	—	36

Comprehensive income	—	—	—	—	—	$7,154	—	—	—

Preferred stock dividends: Series B	—	—	227	2	446	—	—	(448)	—
Employee stock purchase plan	—	—	115	1	153	—	—	—	154
Proceeds from exercise of stock options	—	—	76	1	155	—	—	—	156

Balance at December 31, 2000	112	$1	11,216	$112	$61,999	—	$—	$(20,477)	$41,635
Net Income	—	—	—	—	—	$5,540	—	5,540	5,540
Warrants Issued	—	—	—	—	2,321	—	—	—	2,321
Preferred stock dividends: Series B	—	—	105	1	223	—	—	(448)	(224)
Employee stock purchase plan	—	—	108	1	188	—	—	—	189
Proceeds from exercise of stock options	—	—	56	1	107	—	—	—	108

Balance at December 31, 2001	112	$1	11,485	$115	$64,838	—	$—	$(15,385)	$49,569

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    OPERATIONS

Clean Harbors, Inc. and its wholly–owned subsidiaries (collectively, the “Company”) provide a broad range of environmental services including: industrial waste management services involving transportation, treatment and disposal of industrial wastes; site services provided at customer sites; industrial cleaning and maintenance; and specialized handling of laboratory chemicals and household hazardous wastes. The Company provides these services to a diversified customer base across the United States, primarily in the Northeast, Mid-Atlantic, Midwest and Western Regions.

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

(b)    Revenue Recognition

Revenue from waste processing is recognized upon treatment of the waste at a Company-owned site or when the waste is shipped to a third-party for processing and disposal. Revenue from the Company’s incineration facility is recognized as the waste is burned. Revenues from customers billed in advance and the related costs are deferred until the Company’s services are completed. Revenue from cost plus, fixed fee, and fixed unit price contracts, mainly relating to site services, is recorded as costs are incurred or units are completed and include estimated fees earned according to the terms of the contracts.

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

(d)    Earnings per Share

Basic EPS is calculated by dividing income available to common shareholders by the weighted–average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.

(e)    Segment Information

The Company operates in a single segment as a full service provider of environmental services within the United States and Puerto Rico, and no individual customer accounts for more than 5% of revenues.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

(f)    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

(g)    Supplies Inventory

Supplies inventory, stated at the lower of cost or market, is charged to operations on a first–in, first–out basis.

(h)    Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company depreciates and amortizes the cost of these assets, less the estimated salvage value, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and improvements	5-30 years
Vehicles and equipment	3-15 years
Furniture and fixtures	5-8 years

Leaseholds are amortized over the shorter of the life of the lease or the asset. Depreciation expense includes depreciation of property, plant and equipment, and equipment capitalized under capital leases. Depreciation expense was $9,188,000 for 2001, $8,831,000 for 2000 and $7,694,000 for 1999. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

Repairs and maintenance costs are expensed as incurred.

(i)    Goodwill and Permits

Goodwill and permits, as further discussed in Note 5, are stated at cost and are being amortized using the straight-line method over 5 to 20 years for permits and periods ranging from 20 to 40 years for goodwill.

For the periods presented, an impairment in the carrying value of long-lived assets, including goodwill and permits, is recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. In addition, the Company’s evaluation considers nonfinancial data such as market trends and changes in management’s market emphasis.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 is not expected to materially affect the Company’s results. The Company has determined the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company has not finalized the testing of goodwill for impairment using the criteria set forth under SFAS No. 142; thus, the Company cannot predict what impact, if any, SFAS No. 142 will have on its periodic tests of asset impairment.

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

(l)    Letters of Credit

The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2001 and 2000, the Company had outstanding letters of credit amounting to $9,674,000 and $10,347,000, respectively.

As of December 31, 2001, the Company had no significant concentrations of credit risk.

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

(n)    Reclassifications

As disclosed in Note 8, the Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the “Senior Notes”) that were redeemed on April 30, 2001. Reclassifications were made between current maturities of long-term obligations and long-term obligations, less current maturities as of December 31, 2000 to reflect the post-balance-sheet-date issuance of the long-term obligations issued to refinance the Senior Notes.

Other reclassifications have been made in the prior years’ consolidated financial statements to conform with the 2001 presentation.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o)    New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. Thus, the Company will adopt this statement no later than the first quarter of 2003. The Company has not fully evaluated Statement No. 143 and cannot predict what impact, if any, Statement No. 143 will have on results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. Thus, the Company will adopt this statement no later than the first quarter of 2002. The Company has not fully evaluated Statement No. 144 and cannot predict what impact, if any, Statement No. 144 will have on results of operations or financial condition.

(3)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, and restricted cash and cash equivalents approximate fair value. The Company’s bank borrowings at variable interest rates approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair values of the Company’s subordinated notes, senior notes, fixed rate term note and industrial development revenue bonds (the “Bonds”) cannot be determined, since there is no active market in these securities. At December 31, 2001 and 2000, the estimated fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying Amount	Fair Value
December 31, 2001
Cash and cash equivalents	$6,715	$6,715
Restricted cash and cash equivalents	1,044	1,044
Subordinated notes, fixed rate term note and Bonds for which no quoted market prices are available	51,891	—
Bank borrowings at variable rates	1,333	1,333
December 31, 2000
Cash and cash equivalents	$2,629	$2,629
Restricted cash and cash equivalents	768	768
Senior Notes and Bonds for which no quoted market prices are available	59,800	—
Bank borrowings at variable rates	7,927	7,927

See Notes 4 and 8 for further discussion on restricted cash and cash equivalents.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    RESTRICTED INVESTMENTS

At December 31, 2001 and 2000, restricted cash and cash equivalents consist of the following (in thousands):

	2001	2000
Debt service reserve fund	$794	$768
Cash in bank	250	—

	$1,044	$768

Investments in money market funds are held in a debt service reserve fund relating to the industrial development revenue bonds which is further discussed in Note 8. Cash in bank are restricted funds that are required to be held relating to the Company’s cash management program.

(5)    INTANGIBLE ASSETS

Below is a summary of intangible assets at December 31, 2001 and 2000 (in thousands):

	2001	2000
Goodwill	$28,948	$28,948
Permits	20,769	20,693

	49,717	49,641
Less accumulated amortization	20,100	18,175

	$29,617	$31,466

Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. Amounts capitalized as permits were $76,000 and $92,000 in 2001 and 2000, respectively.

Amortization expense approximated $1,925,000, $1,825,000 and $1,807,000, for the years 2001, 2000, and 1999, respectively.

(6)    LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS

(a)    Legal Matters

In the ordinary course of conducting its business, the Company becomes involved in environmentally related lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments against the Company.

As of December 31, 2001, the Company has been named as a potentially responsible party (“PRP”) in a number of lawsuits arising from the disposal of wastes by certain Company subsidiaries at 28 state and federal Superfund sites. Fourteen of these cases involve two subsidiaries which the Company acquired from Chemical Waste Management, Inc. (“ChemWaste”), a former subsidiary of Waste Management, Inc. (“Waste Management”). As part of the acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Natick and Braintree subsidiaries in these 14 cases, including legal fees and settlement costs. Four cases involve Mr. Frank, Inc. and one case involves Connecticut Treatment Center (“CTC”). Southdown, Inc., which was subsequently acquired by Cemex, S.A., from which the Company bought CTC, has agreed to indemnify the Company with respect to any liability for

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS—(Continued)

waste disposed of by CTC before the Company acquired CTC, and the sellers of Mr. Frank, Inc. agreed to a limited indemnity against certain environmental liabilities arising from prior operations of Mr. Frank, Inc. Six pending cases involve subsidiaries which the Company acquired in 1989, when it purchased all of the outstanding shares of ChemClear Inc., a publicly traded company (“ChemClear”), and one case relates to the acquisition of Murphy’s Waste Oil Services, Inc. which was acquired in 1989. The Company has also been identified as a PRP at two additional sites at which the Company believes it has no liability.

Management routinely reviews each Superfund site in which the Company’s subsidiaries are involved, considers each subsidiary’s role at each site and its relationship to the other PRPs at the site, the quantity and content of the waste it disposed of at the site, and the number and financial capabilities of the other PRPs at the site. Based on reviews of the various sites and currently available information, and management’s judgment and prior experience with similar situations, expense accruals are provided by the Company for its share of future site cleanup costs, and existing accruals are revised as necessary. The Company had accrued environmental costs, based on the Company’s estimate of its expected liability of $294,000 and $144,000 for cleanup of Superfund sites at December 31, 2001 and 2000, respectively. However, Superfund legislation permits strict joint and several liability to be imposed without regard to fault and, as a result, one PRP might be required to bear significantly more than its proportional share of the cleanup costs if other PRPs do not pay their share of such costs.

The Company was the subject of a review by the US Environmental Protection Agency (the “US EPA”) concerning the untimely delivery of certain railcars to the Clean Harbors’ rail facility in Sterling, Colorado. In 1998, the Company determined that because the railcars had not been received in a timely fashion, the Company should have filed exception reports notifying regulators of the delay in arrival. The Company immediately filed the required reports with the appropriate regulators thereby coming into compliance with the regulation, and the Company implemented new internal reporting procedures to ensure that exception reports would be filed in a timely fashion. To the Company’s knowledge, there have been no subsequent untimely filings. No other infractions of any federal or state law were identified as a result of this review. Accordingly, the Company agreed to enter into Civil Consent Agreements in the third quarter of 2001 with the US EPA to settle the matter without further proceedings and without formally admitting to any alleged violations. The Company paid a penalty to the EPA of $50,000 and donated $150,000 to the City of Sterling to purchase hazardous material apparatus for the City’s fire department in connection with the settlement of the enforcement action taken by the US EPA for violations of the hazardous waste exception reporting requirements promulgated under the Resource Conservation and Recovery Act (RCRA). The agreement and these payments effectively close this matter.

In the fourth quarter of 2001, the Company entered into a civil settlement with the Department of Justice and the U.S. Environmental Protection Agency to resolve issues arising from a 1995 fatal accident at the Company’s Spring Grove facility. Without a finding or admission of liability by the Company, the Consent Decree provides that the Company pay a $400,000 fine and requires the adoption of certain operating procedures at the facility. Most of the operating procedures had been previously implemented. In the first half of 2002, the Company expects to pay the fine. Such payment and adoption of procedures will close this matter.

(b)    Environmental Matters

Under the Federal Resources Conservation and Recovery Act of 1976 (“RCRA”), every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency and must comply with certain operating requirements. Of the Company’s 11 waste management facilities, nine

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS—(Continued)

are subject to RCRA licensing. RCRA requires that permits contain a schedule of required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility.

The EPA or applicable state agency have begun RCRA corrective action investigations at the Company’s RCRA licensed facilities in Baltimore, Maryland; Chicago, Illinois; Braintree, Massachusetts; Natick, Massachusetts; Woburn, Massachusetts; and Cincinnati, Ohio. The Company is also involved in site studies at its non-RCRA facilities in Cleveland, Ohio; Kingston, Massachusetts; and South Portland, Maine.

In January 1995, the Company entered into a definitive agreement with ChemWaste to lease a site previously leased by ChemWaste which adjoins the Company’s Chicago facility. During November 1995, the Company acquired the existing improvements on the ChemWaste site in exchange for agreeing to share the costs of dismantling an existing hazardous waste incinerator and cleaning up the site. Under the sharing arrangement with ChemWaste, the Company will manage the RCRA corrective action investigation at the site and over a period of 15 years could be required to contribute a maximum of $7,000,000 for studies and cleanup of the site. Any additional costs beyond those contemplated by the sharing arrangement during this time period would be borne by ChemWaste. The Company had accruals of $1,432,000 and $1,729,000 relating to this liability at December 31, 2001 and 2000, respectively, which are the unused amounts of a remediation accrual plus accrued interest that was established as part of the acquisition of ChemWaste’s Chicago Facility. In addition, the Company believes that it would be able to appropriately capitalize the remediation expenditures in excess of the amount accrued that it may be obligated to make under the agreement. No estimate can be made as to when the remediation activities will be completed.

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

The following table summaries non–reimbursed environmental remediation expenditures capitalized and expenses incurred relating to the Company’s facilities for the years ended December 31 (in thousands):

	2001	2000	1999
Environmental expenditures capitalized	$76	$92	$274
Environmental expenses incurred	225	225	37

	$301	$317	$311

(c)    Other Contingencies

The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which the Company’s operations would be adversely affected are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility’s operations are in compliance with the applicable regulatory requirements.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    LEGAL MATTERS AND OTHER CONTINGENCIES AND COMMITMENTS—(Continued)

certain expected losses related primarily to workers’ compensation, health insurance, comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims.

(7)    OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	2001	2000
Insurance	$3,245	$2,597
Other items	12,273	10,004

	$15,518	$12,601

(8)    FINANCING ARRANGEMENTS

The following table is a summary of the Company’s long–term debt obligations:

	December 31,
	2001	2000
	(in thousands)
Long-term obligations consist of the following:
Economic development revenue bonds, bearing interest at 10.75%	$9,700	$9,800
Revolving credit with a financial institution, bearing interest at the Eurodollar rate (1.87% at December 31, 2001) plus 3.00% or the “prime” rate (5.0% at December 31, 2001) plus 1.50%, collateralized by substantially all assets	—	1,394
Term Loan B payable, bearing interest at the greater of the “prime” rate (5% at December 31, 2001) plus 3.50% or 12.00% collateralized by substantially all assets	7,191	—
Term note payable	—	4,200
2000 Term Note payable, bearing interest at the Eurodollar rate (1.87% at December 31, 2001 plus 3.00% or the “prime” rate (5.0% at December 31, 2001) plus 1.50% collateralized by substantially all assets	1,333	2,333
Subordinated Notes, bearing interest at 16.00%	35,000	—
Senior Notes payable, bearing interest at 12.50%	—	50,000

	53,224	67,727
Less current maturities	3,814	2,405
Less unamortized financing costs	2,628	469
Less unamortized issue discount on Subordinated Notes	2,083	—

Long-term obligations	$44,699	$64,853

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    FINANCING ARRANGEMENTS—(Continued)

Below is a summary of minimum principal payments due under the Company’s long-term obligations (in thousands):

Year	Amount
2002	$3,814
2003	3,147
2004	1,863
2005	100
2006	100
Thereafter	44,200

Total minimum payments due under long-term obligations including current maturities	$53,224

The Company had outstanding $50,000,000 of 12.50% Senior Notes due May 15, 2001 (the “Senior Notes”), and in April 2001 the Company executed two agreements with lenders which provided the funds required to redeem the Senior Notes in April 2001.

At December 31, 2000, the Company had a $33,500,000 Loan Agreement (the “Loan Agreement”) with a financial institution (the “Lender”). The Loan Agreement provided for a $24,500,000 revolving credit portion (the “Revolver”), a $6,000,000 term promissory note (the “Term Note”), and a $3,000,000 term promissory note (the “2000 Term Note”). The Term Note had monthly principal payments of $100,000 with the last payment due in May 2004. The original principal amount of the 2000 Term Note is $3,000,000, and it is payable in 36 monthly installments commencing on May 1, 2000. The funds provided from the 2000 Term Note were used primarily to purchase vehicles and rolling stock that the Company previously leased under operating leases. The Revolver allowed the Company to borrow up to $24,500,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 2000, funds available to borrow under the Revolver were $12,760,000. The Revolver required the Company to pay an unused line fee of one-half of one percent on the unused portion of the line.

The Loan Agreement allowed for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the term notes to bear interest at the Eurodollar rate plus three percent; the remaining balance bore interest at a rate equal to the “prime” rate plus one and one-half percent. The Loan Agreement was collateralized by substantially all of the Company’s assets, and the Loan Agreement provided for certain covenants including, among others, maintenance of a minimum level of working capital and adjusted net worth. The Loan Agreement defined the working capital covenant to specifically exclude the Senior Notes as a component of working capital and required that the Company maintain $6,000,000 of working capital, excluding the Senior Notes. The net worth covenant required $30,000,000 of adjusted net worth. At December 31, 2000, the Company had working capital and adjusted net worth of $16,421,000 and $41,635,000, respectively. The Company was required to maintain borrowing availability of not less than $4,500,000 for sixty consecutive days prior to paying principal and interest on its other indebtedness and dividends in cash on its preferred stock. In the first quarter of 2000, the Company violated this covenant, which was waived by the financial institution through May 15, 2000. After May 15, 2000 the Company was in compliance with this covenant.

In April 2001, the Company signed and closed a $51,000,000 Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with the Lender. The Amended Loan Agreement increased the amount available to borrow under the Revolver to $30,000,000 and extended the term of the Revolver to April 2004. The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    FINANCING ARRANGEMENTS—(Continued)

accounts receivable. Letters of credit may not exceed $20,000,000 at any one time. At December 31, 2001, the Company had approximately $20,326,000 available to borrow under the Revolver. The Revolver requires the Company to pay an unused line fee of one-half of one percent on the unused portion of the line. The Amended Loan Agreement does not require maintenance of any minimum borrowing availability. The Amended Loan Agreement provided for a new $19,000,000 term promissory note (the “Term Loan B”). In April 2001, $19,000,000 was advanced under Term Loan B. Of the $19,000,000 advanced, $15,000,000 was advanced to redeem a portion of the Senior Notes and $4,000,000 was used to pay the Term Note and other amounts then borrowed by the Company. The interest rate for Term Loan B is the greater of the prime rate plus 3.50% or 12.00%, and it is payable in 84 monthly installments commencing May 1, 2001. In the fourth quarter of 2001, the Company elected to pre-pay $10,000,000 of the outstanding principal balance. The terms of the 2000 Term Note remain unchanged.

The Amended Loan Agreement allows for up to 80% of the outstanding balance of the Revolver and 100% of the balance of the 2000 Term Note to bear interest at the Eurodollar rate plus three percent; the remaining balance bears interest at the “prime” rate plus one and one-half percent. The Amended Loan Agreement is collateralized by substantially all of the Company’s assets, and the Amended Loan Agreement provides for certain covenants including, among others, maintenance of a minimum level of working capital, adjusted net worth and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of loans outstanding under the Amended Loan Agreement. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the subordinated Notes (as described below) to be greater $60,000,000. At December 31, 2001, the Company had $14,993,000 of working capital and $84,569,000 of adjusted net worth. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended December 31, 2001 the Company reported EBITDA of $29,056,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At December 31, 2001 the Senior Debt to EBITDA ratio was 0.63 to 1.0.

In April 2001, the Company issued $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”). Through October 2002, the Company is required to pay interest at the rate of 16%. From April 2003 through April 2006, at its option, the Company may pay the interest at the 16% rate or may pay interest at 14% and defer payment of the remaining 2% in the form of like notes until the Subordinated Notes are due. Interest payable in cash on the Subordinated Notes is due in semi-annual payments on April 30 and October 30. In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and detachable warrants have been allocated based on the relative fair value of the warrants and Subordinated Notes. The relative fair value of the warrants includes a blockage discount. The Subordinated Notes yield 17.02% when the debt issue discount relating to the warrants is included. One-half of the Subordinated Notes are due on April 30, 2007 with the balance due on April 30, 2008. The Subordinated Note Agreement provides that the holders of the Subordinated Notes will be able to call the Notes in the event of a change in control of the Company.

The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the year ended December 31, 2001, the fixed charge coverage ratio was 1.62 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $33,000,000 for the quarter ending December 31, 2001 and not less than $35,500,000 for quarters ending thereafter. At December 31, 2001, the tangible capital base was $54,952,000. The Company is required to maintain rolling four quarter earnings before interest, income

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    FINANCING ARRANGEMENTS—(Continued)

taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended December 31, 2001, EBITDA was $29,056,000. The Company shall maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt currently consists of debt issued under the Amended Loan Agreement. At December 31, 2001, the priority debt to EBITDA ratio was 0.29 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 3.00 to 1.0 for the fiscal quarter ended December 31, 2001 and for the quarters ending March 31, 2002 and thereafter a ratio of not more than 2.75 to 1.0. At December 31, 2001 the total liabilities to tangible capital base ratio was 1.22 to 1.0.

In 1996 the Company assumed $10,000,000 of 10.75% Economic Development Revenue Bonds due September 1, 2026 issued by the City of Kimball, Nebraska (the “Bonds”). In connection with the issuance of the Bonds, the Company entered into a facilities lease with the City of Kimball, whereby the City acquired a leasehold interest in the facility and the Company leased the facility back from the City. The Company retains title to the facility. The Bonds were issued at 100% of their principal value. The Bonds are not redeemable prior to September 1, 2006. From that date until September 1, 2008, the Bonds are redeemable at a premium. After September 1, 2008, the Bonds are redeemable at par. Sinking fund payments began on September 1, 1999 in the amount of $100,000 annually and continue in this amount until the year 2008, when the annual sinking fund payment will gradually increase. Under the Bond Documents, as amended, the Company may issue Bank Debt up to $35,000,000, provided that after the issuance the ratio of the Company’s total debt to total capital (debt plus stockholders’ equity) does not exceed 72%, (which ratio will be reduced to 70% on January 1, 2006 and 65% on January 1, 2011). At December 31, 2001, the debt to capital ratio was 50%.

The Bonds, as amended, require the Company to maintain $750,000 in a debt service reserve fund held by the trustee for the benefit of the bondholders until the Bonds mature. The Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratios for the years ended December 31, 2001 and 2000 were 2.18 and 2.24, respectively, and the Company was therefore not required to make any such additional payments into the debt service reserve fund. Furthermore, because the Company attained an EBITDA coverage ratio of greater than 1.5 to 1.0 for the fiscal year ended December 31, 2001, the balance on deposit in the debt service reserve fund in excess of $750,000 will be released for the Company’s general use upon the filing of the Form 10-K for such fiscal year.

(9)    LEASES

The Company leases facilities and personal property under certain operating leases in excess of one year. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Future minimum lease payments under operating leases are as follows (in thousands):

Year	Total Operating Leases
2002	$7,189
2003	6,029
2004	4,647
2005	3,218
2006	1,571
Thereafter	2,145

$24,799

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEASES—(Continued)

During the years 2001, 2000 and 1999 rent expense was approximately $13,539,000, $13,289,000, and $14,058,000, respectively.

(10)    FEDERAL AND STATE INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2001	2000	1999
Federal: Current	$315	$24	$(78)
Deferred	1,571	(2,025)	—
State: Current	750	360	360
Deferred	(224)	(375)	—

Net provision for (benefit from) income taxes	$2,412	$(2,016)	$282

The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

	2001	2000	1999
Statutory rate	34.0%	34.0%	(34.0)%
Increase (decrease) in taxes resulting from:
Valuation allowance	(15.7)	(120.5)	20.4
Adjustment of prior year’s estimated attributes	(7.4)	24.7	(9.4)
State income taxes, net of federal benefit	14.4	12.7	18.4
Goodwill amortization	3.3	5.1	12.6
Meals and entertainment	1.7	4.5	10.4
Other permanent differences	—	—	(4.0)

Net provision for (benefit from) income taxes.	30.3%	(39.5)%	14.4%

The components of the total net deferred tax asset at December 31, 2001 and 2000 were as follows (in thousands):

	2001	2000
Current:
Net operating loss carryforwards	$1,752	$553
Workmens’ compensation accrual	882	745
Provision for doubtful accounts	684	624
Litigation accruals	365	250
Miscellaneous	303	228

Total current deferred tax asset	$3,986	$2,400

Long-term:
Net operating loss carryforwards	$1,368	$6,599
Tax credit carryforwards	1,886	1,951
Property, plant and equipment	(2,975)	(3,915)
Permits	(2,245)	(2,418)
Valuation allowance	(967)	(2,217)

Total long-term deferred tax liability	$(2,933)	$—

Net deferred tax asset	$1,053	$2,400

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    FEDERAL AND STATE INCOME TAXES—(Continued)

For federal income tax purposes at December 31, 2001, the Company had regular tax net operating loss carryforwards of $3,831,000 which expire in 2010 and thereafter. The Company also had $2,844,000 of net operating loss carryforwards which may only be used to offset future taxable income, if any, of former ChemClear entities. These net operating loss carryforwards expire in the amounts of $ $648,000 and $2,196,000 in the years 2002 and 2003, respectively.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets. In the fourth quarter of 2000, the Company reviewed the valuation allowance for deferred tax assets. Based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized. Accordingly, the 2000 provision for income taxes included the utilization of approximately $6,149,000 of regular tax net operating loss carryforwards. In 2001, it was determined that it is more likely than not that all of the net operating loss carryforwards, with the exception of the net operating loss carryforwards of former ChemClear entities, will be utilized. Accordingly, the 2001 provision for income taxes contains a benefit of $1,250,000 relating to the reduction in the valuation allowance. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.

During the fourth quarter of 2001, the Company settled the previously disclosed $3,000,000 state tax assessment in the amount of $80,000 plus accrued interest and was advised that certain subsequent years under consideration for audit for the same disputed issue would not be audited.

(11)    INCOME (LOSS) PER SHARE

The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

	Year Ended 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Income
Net income	$5,540
Less preferred dividends	448

Basic EPS (income available to shareholders)	5,092	11,404	0.45
Effect of dilutive securities	—	1,272	(0.05)

Diluted EPS Income available to common shareholders plus assumed conversions	$5,092	12,676	$0.40

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    INCOME (LOSS) PER SHARE—(Continued)

	Year Ended 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Income
Net income	$7,118
Less preferred dividends	448

Basic EPS (income available to shareholders)	6,670	11,085	0.60
Effect of dilutive securities	—	220	(0.01)

Diluted EPS Income available to common shareholders plus assumed conversions	$6,670	11,305	$0.59

	Year Ended 1999
	Income (Numerator)	Shares (Denominator)	Per-Share Loss
Net loss	$(2,244)
Less preferred dividends	448

Basic and diluted EPS (loss available to shareholders)	$(2,692)	10,649	$(0.25)

The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the year ended December 31, 2001, the warrants issued in conjunction with the Subordinated Notes as described in Note 8 and some of the options outstanding are dilutive while the convertible preferred stock is not dilutive. For the year ended December 31, 2000, some of the options outstanding but none of the warrants or convertible preferred stock are dilutive. Only those options where the options’ exercise price was less than the average market price of the common shares for the period are included in the above calculations. For the year ended December 31, 1999, the options, warrants and convertible stock outstanding have not been included in the above calculations, since their inclusion would have been antidilutive for the period.

(12)    STOCKHOLDERS’ EQUITY

(a)    Stock Option Plans

In 1992 the Company adopted an equity incentive plan, which provides for a variety of incentive awards, including stock options (“1992 Plan”), and in 2000, the Company adopted a stock incentive plan, which provides for awards in the form of incentive stock options, non-qualified stock options and restricted stock (“2000 Plan”). As of December 31, 2001, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options. These options generally become exercisable after a period of one to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 2001, the Company has reserved 1,250,000 and 800,000 shares of common stock for issuance under the 1992 and 2000 Plans, respectively.

Under the terms of the 1992 and 2000 Plans, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. No compensation expense related to stock option grants was recorded in 2001, 2000 or 1999, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant.

(b)    Supplemental Disclosures for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plans. Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation”, (“SFAS

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    STOCKHOLDERS’ EQUITY—(Continued)

123”), defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

Activity under the Plans for the three years ended December 31, 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	1,401,449	2.04
Granted at fair value	40,500	1.91
Granted at a value greater than fair value	2,750	1.50
Forfeited	(145,286)	2.07
Exercised	—	—

Outstanding at December 31, 1999	1,299,413	2.03
Granted at fair value	603,894	2.32
Forfeited	(280,035)	2.25
Exercised	(75,800)	2.06

Outstanding at December 31, 2000	1,547,472	2.10
Granted at fair value	214,500	2.70
Forfeited	(179,230)	2.12
Exercised	(55,860)	1.96

Outstanding at December 31, 2001	1,526,882	$2.18

Summarized information about stock options outstanding at December 31, 2001 is as follows:

				Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.44-1.75	108,250	5.65	$1.49	70,450	$1.50
1.81-1.81	286,085	6.32	1.81	170,055	1.81
1.88-2.06	209,450	6.74	1.98	79,780	1.94
2.13-2.13	436,353	3.92	2.13	372,186	2.13
2.26-2.42	103,694	5.65	2.37	68,694	2.42
2.50-2.50	263,050	8.15	2.50	54,770	2.50
2.61-13.25	120,000	9.12	3.43	8,000	6.63

Options exercisable at December 31, 2001, 2000 and 1999 were 823,935, 735,677 and 747,263, respectively. The weighted average exercise prices for the exercisable options at December 31, 2001, 2000 and 1999 were $2.08, $2.10, and $2.17, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    STOCKHOLDERS’ EQUITY—(Continued)

The fair value of each option granted during 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999
Dividend yield	none	none	none
Expected volatility	75.0%	80.5%	75.2%
Risk-free interest rate	4.7%	6.3%	5.4%
Expected life	5.8	6.0	6.0

Weighted average fair value of options granted at fair value during:

2001	$1.84

2000	$1.67

1999	$1.91

Weighted average fair value of options granted at greater than fair value during:

2001	$—

2000	$—

1999	$1.50

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company’s net income and net income per common share for the years ended December 31, 2001, 2000 and 1999, would approximate the pro forma amounts as compared to the amounts reported:

	Net Income (Loss)	Net Income (Loss) per Diluted Share
As reported:
2001	$5,540,000	$0.40
2000	7,118,000	0.59
1999	(2,244,000)	(0.25)
Pro forma:
2001	$5,163,000	$0.37
2000	6,709,000	0.55
1999	(2,497,000)	(0.28)

(c)    Employee Stock Purchase Plan

In May of 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock has been reserved for offering to employees over a period of five years, in quarterly offerings of 50,000 shares each plus any shares not issued in

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    STOCKHOLDERS’ EQUITY—(Continued)

any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2005. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. During the years ended December 31, 2001, 2000 and 1999, monies were withheld from employees for the purchase of 100,603, 114,991, and 98,200 shares, respectively, of common stock under the ESPP. The weighted average per share fair value of the purchase rights granted under the ESPP during 2001, 2000 and 1999 were $0.68, $0.54 and $0.25, respectively.

(d)    Warrants

In connection with the issuance of Subordinated Notes due in April 2008, the Company issued detachable warrants to purchase 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and warrants have been allocated based on the relative fair value of the warrants and Subordinated Notes. The fair value allocated to the warrants was $2,321,000. The relative fair value of the warrants includes a blockage discount. This blockage discount is a discount for the lack of marketability, because the block of stock valued is large in relation to the actual sales of the Company’s stock on the existing market.

In connection with the issuance of senior subordinated notes payable in May 1989, the Company issued warrants to purchase 100,000 shares of common stock at $20.75 per share in exchange for $300,000. In April 1990, the exercise price of the warrants was reduced to $9 per share. In February 1991, in connection with the refinancing of the Company’s short–term debt, the exercise price was further reduced to $5 per share. These warrants expired on February 1, 2001. In connection with the refinancing of the Company’s short-term debt in February 1991, the Company issued warrants to purchase 425,000 shares of common stock at $5 per share to the three banks which provided the Revolver. These warrants expired on February 6, 2001.

(e)    Preferred

On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value (“Preferred Stock”), for the acquisition of its Spring Grove facility. The liquidation value of each preferred share is the liquidation preference of $50 plus unpaid dividends. Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $16.45. There is no expiration date associated with the conversion option. The Company had the option to redeem such Preferred Stock at liquidation value plus a redemption premium of 1%, if the redemption occurred on or before August 16, 2001; thereafter, there is no redemption premium. Each preferred share entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value.

Dividends on the preferred stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Due to loan covenant restrictions the Company paid the first and second quarter 2001 dividends in equivalent value of common stock. The third and fourth quarter 2001 dividends were paid in cash.

(13)    EMPLOYEE BENEFIT PLAN

The Company has a profit-sharing plan under Section 401(K) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions dependent on meeting profit targets established annually by the Board of Directors. The Company expensed $760,000 and $600,000 for the plan in 2001 and 2000, respectively. No contribution was made by the Company for 1999.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2001
Revenue	$51,818	$62,300	$61,659	$75,824
Income from operations	798	5,069	3,139	8,937
Net income (loss)	(1,032)	2,389	404	3,779
Basic earnings (loss) per share	(0.10)	0.20	0.03	0.32
Diluted earnings (loss) per share	(0.10)	0.18	0.02	0.27

2000
Revenue	$52,737	$62,242	$60,290	$58,197
Income from operations	938	6,094	4,366	2,871
Net income (loss)	(1,440)	3,639	1,907	3,012
Basic earnings (loss) per share	(0.14)	0.32	0.16	0.26
Diluted earnings (loss) per share	(0.14)	0.32	0.15	0.25

As further discussed in Note 10, included in the net income for the fourth quarter of 2001 and 2000 are benefits of $1,250,000 and $2,400,000 respectively related to the partial reversal of the valuation allowance for deferred tax assets. With the exception of the partial reversal of the valuation allowance, the above quarterly data reflects all adjustments that are necessary to fairly state the results of the interim periods presented, and adjustments required are of a normal recurring nature.

Earnings per share are computed independently for each of the quarters presented. Due to this, the 2001 and 2000 quarterly diluted earnings (loss) per share do not equal the total computed for the year.

(15)    SUBSEQUENT EVENT

On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division of Safety-Kleen Corp. (“Safety-Kleen”), which Agreement was amended on March 8, 2002. Because Safety-Kleen and 73 of its domestic subsidiaries are operating under Chapter 11 of the Bankruptcy Code pursuant to a proceeding in the Bankruptcy Court for the District of Delaware, any sale of Safety-Kleen’s Chemical Services Division must comply with the Bankruptcy Code and be approved by the Bankruptcy Court. Accordingly, on February 22, 2002, Safety-Kleen submitted a Motion to the Bankruptcy Court to enter an order authorizing Safety-Kleen to sell the assets of the Division free and clear of all liens, claims, encumbrances and interests and assign leases and contracts either to the Company under the Acquisition Agreement or to a higher bidder. The following summarizes the principal terms of the Acquisition Agreement, as amended.

The Agreement provides that the Company will purchase the assets of the Chemical Services Division from Safety-Kleen for approximately $46,300,000 in cash and the assumption of certain environmental liabilities valued at approximately $265,000,000. The proposed acquisition will not include Safety-Kleen’s Pinewood Landfill located in South Carolina. The assets of the Chemical Services Division will include the stock of Safety-Kleen’s Canadian subsidiaries which are part of the Division, which subsidiaries are not involved in Safety-Kleen’s bankruptcy proceeding. Because the Company will acquire the stock, rather than the assets of those Canadian subsidiaries, the Company will become subject to certain liabilities of those subsidiaries, but adjustments for those assumed liabilities will be made in the calculation on the closing date of the working capital of the Division. The purchase price for the acquisition will be adjusted either up or down

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    SUBSEQUENT EVENT—(Continued)

based on the amount of working capital on the closing date as compared to the amount of working capital at August 31, 2001. In addition, the Company and Safety-Kleen will each pay one-half of the pre-petition cure and reinstatement costs (“Cure Costs”) incurred prior to the closing relating to the assignment and assumption of those contracts and leases of the Chemical Services Division which the Company elects to assume until such costs and expenses equal $2,000,000, after which Safety-Kleen will pay 25% and the Company will pay 75% of such Cure Costs up to a maximum of $2,000,000. The Company will pay any Cure Costs under those assumed contracts and leases that exceed $4,000,000.

The proposed acquisition is contingent upon satisfactory completion of due diligence, various regulatory approvals, obtaining adequate financing and approval of the Bankruptcy Court. Due diligence must be completed by the later of April 30, 2002 or, at the Company’s option, five days after the Company receives the audited balance sheet of Safety-Kleen’s Chemical Services Division as of August 31, 2001. In addition, the Acquisition Agreement calls for the Company and Safety-Kleen to enter into certain sales and disposal agreements which will become effective on the closing of the acquisition.

Bankruptcy rules require procedures that are most likely to maximize the realizable value of Safety-Kleen’s assets for the benefit of the debtor (Safety-Kleen) and its creditors. Accordingly, on March 8, 2002, the Bankruptcy Court approved bidding procedures which will allow financially qualified bidders to submit bids for Safety-Kleen’s Chemical Services Division. Under the approved bidding procedures, the Company is deemed to have submitted a qualified bid by entering into the Acquisition Agreement. Provided that the Acquisition Agreement has not been terminated in accordance with its terms by May 30, 2002, the Company will then make a $3,000,000 deposit, which will be returned if the Company is not the successful bidder for the Division or the acquisition does not close for any reason other than a default by the Company of its obligations under the Agreement. If any other qualified bidder elects to submit a bid for all or a portion of the assets of the Division, such bidder must make a minimum $3,000,000 deposit by no later than May 30, 2002 and submit a written bid which (together with other qualified bids if such bid is for only a portion of the Division’s assets) the Board of Directors of Safety-Kleen determines in good faith is not materially more burdensome or conditional than the terms under the Acquisition Agreement and which is greater than $53,520,000 plus the assumption of the approximately $265,000,000 of certain environmental liabilities. Any subsequent qualified bids must be greater than the last qualified bid by $1,000,000. The bid deadline is May 30, 2002. If any qualified bid other than the bid which has been submitted by the Company is received, an auction will be held where all qualified bidders will have the opportunity to submit additional bids. The Bankruptcy Court has scheduled for June 13, 2002 a hearing to approve the sale of the Chemical Services Division to the highest bidder under the approved bidding procedures. If the Company is the successful bidder, the Company now anticipates the closing will occur during the third quarter of 2002.

Provided that the acquisition does not close and the Company is not in default of any provision of the Agreement, Safety-Kleen will be required to reimburse the Company’s reasonable, documented, out-of-pocket costs in amounts ranging from $1,500,000 to $5,250,000 depending on the stage and circumstances under which the Agreement is terminated or abandoned. Furthermore, if Safety-Kleen sells the Chemical Services Division to a higher bidder, the Company will be entitled to a termination fee of either $3,500,000 or $7,000,000 depending on whether Safety-Kleen sells the Division to such other bidder prior to or after the Company receives its financing commitment. In no event, however, will the Company be entitled to receive both the termination fee and expense reimbursement.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2001
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning Of Period	Additions Charged to Operating Expense	Deductions From Reserves(a)	Balance End of Period
1999	$1,013	$683	$539	$1,157
2000	1,157	684	292	1,549
2001	1,549	587	438	1,698

(a)	Amounts deemed uncollectible, net of recoveries.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 2002.

For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)    Documents Filed as a Part of this Report

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3. Exhibits:

Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished. The Company undertakes to furnish to the Commission upon request copies of instruments (in addition to the exhibits listed below) relating to the Company’s long-term debt.

Item No.	Description	Location

2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc., as Purchaser, Dated as of February 22, 2002	(12)

2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, Dated as of March 8, 2002	Filed herewith

3.1	Restated Articles of Organization of Clean Harbors, Inc. and amendments thereto	(1)

3.2	Certificate of Vote of Directors Establishing a Series of a Class of Stock (Series B Convertible Preferred Stock)	(2)

3.4A	Amended and Restated By-laws of Clean Harbors, Inc.	(3)

4.16	2000 Term Promissory Note Dated March 28, 2000 by and between Congress Financial Corporation (New England), the Company’s Subsidiaries as Borrowers, and Clean Harbors, Inc. as Guarantor	(9)

4.17	Amended and Restated Loan and Security Agreement Dated April 12, 2001 by and between Congress Financial Corporation (New England), the Company’s Subsidiaries as Borrowers, And Clean Harbors, Inc. as Guarantor	(11)

4.18	Term Promissory Note B Dated April 12, 2001 by and between Congress Financial Corporation (New England), the Company’s Subsidiaries as Borrowers, and Clean Harbors, Inc. as Guarantor.	(11)

4.19	Securities Purchase Agreement dated April 12, 2001 by and between institutional investors and Clean Harbors, Inc	(11)

4.20	Subordination Agreement dated April 12, 2001 by and between Clean Harbors, Inc. and its subsidiaries, Congress Financial Corporation (New England) and institutional investors	(11)

4.21	Amendment of Securities Purchase Agreement dated December 26, 2001 by and between institutional investors and Clean Harbors, Inc.	Filed herewith

10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(2)

10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(2)

10.37	Clean Harbors, Inc. 1987 Stock Option Plan	(5)

10.38	Clean Harbors, Inc. 1992 Equity Incentive Plan	(5)

10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(6)

10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(4)

10.41	Disposal Services Agreement by and between Chemical Waste Management, Inc. and its subsidiary and affiliated companies and Clean Harbors Environmental Services, Inc. and its affiliated companies dated as of October 31, 1995	(7)

Item No.	Description	Location

10.42	Clean Harbors, Inc. 2000 Stock Incentive Plan	(10)

10.43	Key Employee Retention Plan	(8)

21	Subsidiaries	Filed herewith

23	Consent of Independent Accountants	Filed herewith

24	Power of Attorney for John P. DeVillars, John F. Kaslow, Daniel J. McCarthy, John T. Preston, Thomas J. Shields and Lorne R. Waxlax	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration Statement (No. 33–17565).

(2)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1992.

(3)	Incorporated by reference to Exhibit 3.4A to the Company’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period Ended June 30, 1995.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1993.

(6)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1994.

(7)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1995.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1999.

(10)	Incorporated by reference to the Company’s Form DEF 14A Proxy Statement filed on April 28, 2000.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 2000.

(12)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K filed on February 27, 2002.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2002.

CL	EAN HARBORS, INC.

By:	/S/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ALAN S. MCKIM Alan S. McKim	Chairman Of The Board Of Directors, President and Chief Executive Officer	March 13, 2002

/S/ ROGER A. KOENECKE Roger A. Koenecke	Senior Vice President and Chief Financial Officer	March 13, 2002

JOHN P. DEVILLARS *	Director	March 13, 2002

JOHN F. KASLOW *	Director	March 13, 2002

DANIEL J. MCCARTHY *	Director	March 13, 2002

JOHN T. PRESTON *	Director	March 13, 2002

TOM J. SHIELDS *	Director	March 13, 2002

LORNE R. WAXLAX *	Director	March 13, 2002

* By:	/S/ ALAN S. MCKIM Alan S. McKim Attorney-In-Fact