Form 10-Q
period 2002-03-31
CLEAN HARBORS INC
filed 2002-05-15
CIK 822818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended
March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	12,049,292

(Class)	(Outstanding at May 9, 2002)

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART I:    FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands except for earnings per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

Revenues	$53,319	$51,818

Cost of revenues	38,942	38,451

Selling, general and administrative expenses	10,090	9,780

Depreciation and amortization	2,695	2,789

Income from operations	1,592	798

Interest expense, net	2,114	2,128

Loss before benefit from income taxes	(522)	(1,330)

Benefit from income taxes	(280)	(298)

Net loss	$(242)	$(1,032)

Basic and diluted loss per share	$(0.03)	$(0.10)

Weighted average common shares outstanding	11,809	11,301

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,583	$6,715
Restricted cash and cash equivalents	1,048	1,044
Accounts receivable, net of allowance for doubtful accounts of $1,857 and $1,698, respectively	36,318	46,545
Prepaid expenses	3,852	1,962
Supplies inventories	4,065	4,115
Deferred tax assets	4,356	3,986

Total current assets	52,222	64,367

Property, plant and equipment:
Land	8,478	8,478
Buildings and improvements	45,167	44,152
Vehicles and equipment	96,228	94,840
Furniture and fixtures	2,243	2,230
Construction in progress	1,320	1,843

	153,436	151,543
Less – Accumulated depreciation and amortization	100,305	98,119

Net property, plant and equipment	53,131	53,424

Other assets:
Goodwill, net	19,032	19,032
Permits, net	10,246	10,585
Other	4,330	4,313

Total other assets	33,608	33,930

Total assets	$138,961	$151,721

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Uncashed checks	$3,790	$4,184
Current maturities of long-term obligations	3,814	3,814
Accounts payable	14,197	19,017
Accrued disposal costs	3,171	4,598
Deferred revenues	3,410	5,532
Other accrued expenses	12,354	15,518
Income taxes payable	—	425

Total current liabilities	40,736	53,088

Other liabilities:
Long-term obligations, less current maturities	43,998	44,699
Deferred tax liability	2,933	2,933
Other	1,461	1,432

Total other liabilities	48,392	49,064

Stockholders’ equity:
Preferred Stock, $.01 par value:
Series A Convertible; Authorized – 2,000,000 shares; Issued and outstanding – none	—	—
Series B Convertible; Authorized – 156,416 shares; Issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common Stock, $.01 par value Authorized – 20,000,000 shares; Issued and outstanding – 11,934,610 and 11,484,654 shares, respectively	119	115
Additional paid-in capital	65,452	64,838
Accumulated deficit	(15,739)	(15,385)

Total stockholders’ equity	49,833	49,569

Total liabilities and stockholders’ equity	$138,961	$151,721

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(242)	$(1,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,695	2,789
Allowance for doubtful accounts	188	171
Amortization of deferred financing costs	139	86
Amortization of warrants	89	—
Deferred income taxes	(370)	(388)
Gain on sale of fixed assets	(19)	—
Changes in assets and liabilities:
Accounts receivable	10,039	2,307
Prepaid expenses	(1,890)	(141)
Supplies inventories	50	(393)
Other assets	(17)	(3)
Accounts payable	(4,766)	(3,825)
Accrued disposal costs	(1,427)	1,085
Deferred revenue	(2,122)	(1,805)
Other accrued expenses	(3,164)	(191)
Income taxes payable	(166)	44
Other liabilities	29	26

Net cash used in operating activities	(954)	(1,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,118)	(815)
Proceeds from the sale of fixed assets	20	—
Cost of restricted investments acquired	(4)	(6)

Net cash used in investing activities	(2,102)	$(821)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(929)	(550)
Net borrowings under Revolving line of credit	—	1,253
Refinancing costs	—	(582)
Uncashed checks	(394)	—
Proceeds from exercise of stock options	304	20
Dividend payment on preferred stock	(112)	—
Proceeds from employee stock purchase plan	52	49
Other	3	—

Net cash (used in) provided by financing activities	(1,076)	190

DECREASE IN CASH AND CASH EQUIVALENTS	(4,132)	(1,901)

Cash and cash equivalents, beginning of year	6,715	2,629

Cash and cash equivalents, end of period	$2,583	$728

Supplemental Information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$—	$112
Tax benefit relating to exercise of stock options	259	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value

Balance at December 31, 2001	112	$1	11,485	$115	$64,838	$(15,385)	$49,569

Net loss	—	—	—	—	—	(242)	(242)

Preferred stock dividends:
Series B	—	—	—	—	—	(112)	(112)

Exercise of warrants	—	—	281	3	—	—	3

Proceeds from exercise of stock options	—	—	143	1	303	—	304

Tax benefit relating to exercise of stock options	—	—	—	—	259	—	259

Employee stock purchase plan	—	—	26	—	52	—	52

Balance at March 31, 2002	112	$1	11,935	$119	$65,452	$(15,739)	$49,833

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    Basis of Presentation

The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three months ended March 31, 2002 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

NOTE 2    Significant Accounting Policies

(a)    New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 is not expected to materially affect the Company’s results. The Company has determined the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company tested goodwill for impairment as of December 31, 2001 using the criteria set forth under SFAS No. 142. Based on the results of the impairment test, the Company does not expect to record an impairment charge in 2002 relating to goodwill. See Note 3 for the effect of the implementation of SFAS No. 142 on the periods presented.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company is currently studying Statement No. 143, but the Company has not yet determined when the Statement will be adopted or the impact the Statement will have on results of operations or financial condition.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    Significant Accounting Policies (continued)

(a)    New Accounting Pronouncements (continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. The Company adopted this statement in the first quarter of 2002. Statement No. 144 had no impact on results of operations or financial condition for the quarter ended March 31, 2002.

(b)    Reclassifications

Certain reclassifications have been made in the prior periods’ consolidated financial statements to conform with the 2002 presentation.

NOTE 3    Goodwill Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization be replaced with periodic tests of the goodwill’s impairment. The following table shows the adjustment to net loss, and basic and diluted loss per share if the ratable amortization is excluded for the three months ended March 31, 2001 (in thousands except for per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Reported net loss	$(242)	$(1,032)
Add back: Goodwill amortization	—	191

Adjusted net loss	$(242)	$(841)

Basic and diluted loss per share:
Reported loss	$(0.03)	$(0.10)
Goodwill amortization	—	0.02

Adjusted net loss	$(0.03)	$(0.08)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4    Financing Arrangements

The following table is a summary of the Company’s long–term debt obligations:

	March 31, 2002	December 31, 2001
	(Unaudited)

Long-term obligations consist of the following:
Economic development revenue bonds, bearing interest at 10.75%	$9,700	$9,700
Revolving credit with a financial institution, bearing Interest at the Eurodollar rate (1.88% at March 31, 2002) plus 3.00% or the “prime” rate (4.75% at March 31, 2002) plus 1.50%, collateralized by substantially all assets	—	—
Term Loan B payable, bearing interest at the greater of the “prime” rate (4.75% at March 31, 2002) plus 3.50% or 12.00%, collateralized by substantially all assets	6,512	7,191
2000 Term Note payable, bearing interest at the Eurodollar rate (1.88% at March 31, 2002) plus 3.00% or the “prime” rate (4.75% at March 31, 2002) plus 1.50%, collateralized by substantially all assets	1,083	1,333
Subordinated Notes, bearing interest at 16.00%	35,000	35,000

	52,295	53,224
Less current maturities	3,814	3,814
Less unamortized financing costs	2,489	2,628
Less unamortized issue discount on Subordinated Notes	1,994	2,083

Long-term obligations	$43,998	$44,699

As described in the Form 10-K for the year ended December 31, 2001, the Company has a $51,000,000 Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with a financial institution (the “Lender”). The Amended Loan Agreement includes a revolving credit facility (the “Revolver”). The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At March 31, 2002, the Company had no borrowings under the Revolver. Letters of credit outstanding were $9,674,000 and funds available to borrow were approximately $16,358,000.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4    Financing Arrangements (continued)

The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of loans outstanding under the Amended Loan Agreement. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the Subordinated Notes (as described below) to be greater than $60,000,000. At March 31, 2002, the Company had $15,200,000 of working capital and $84,833,000 of adjusted net worth. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended March 31, 2002 the Company reported EBITDA of $29,756,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At March 31, 2002 the Senior Debt to EBITDA ratio was 0.58 to 1.0.

As described in the Form 10-K for the year ended December 31, 2001, the Company also has $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”). The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended March 31, 2002, the fixed charge coverage ratio was 1.58 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $35,500,000. At March 31, 2002, the tangible capital base was $55,555,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended March 31, 2002, EBITDA was $29,756,000. The Company is also required to maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt currently consists of debt issued under the Amended Loan Agreement. At March 31, 2002, the priority debt to EBITDA ratio was 0.26 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 2.75 to 1.0. At March 31, 2002 the total liabilities to tangible capital base ratio was 0.97 to 1.0.

Also, as described in the Form 10-K for the year ended December 31, 2001, the Company has outstanding $9,700,000 of 10.75% Economic Development Revenue Bonds (the “Bond”). Under the Bond Documents, as amended, the Company may issue Bank Debt up to $35,000,000, provided that after the issuance the ratio of the Company’s total debt to total capital (debt plus stockholders’ equity) does not exceed 72.0% (which ratio will be reduced to 70.0% on January 1, 2006 and 65.0% on January 1, 2011). At March 31, 2002, the debt to capital ratio was 49.8%.

The Bonds, as amended, require the Company to maintain $750,000 in a debt service reserve fund held by the trustee for the benefit of the bondholders until the Bonds mature. The Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 2001 was 2.18 to 1.0, and the Company was therefore not required to make any such additional payments into the debt service reserve fund. The Company attained an EBITDA coverage ratio of 2.18 to 1.0 for the four quarters ended March 31, 2002.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5    Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. In the fourth quarter of 2000, based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized; and, in the fourth quarter of 2001, based on the level of earnings for 2001 and management’s projections for profits in future years, it was determined that it was more likely than not that all net operating loss carryforwards, with the exception of the net operating loss carryforwards relating to former ChemClear entities will be utilized. Accordingly, a tax benefit relating to the pre-tax loss has been recorded for the quarters ended March 31, 2002 and 2001.

NOTE 6    Loss Per Share

The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

	Quarter Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Loss
Net loss	$(242)
Less preferred dividends	112

Basic and diluted EPS (loss available to shareholders)	$(354)	11,809	$(0.03)

	Quarter Ended March 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Loss
Net loss	$(1,032)
Less preferred dividends	112

Basic and diluted EPS (loss available to shareholders)	$(1,144)	11,301	$(0.10)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6    Loss Per Share (continued)

The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. These have not been included in the above calculations, since their inclusion would have been antidilutive for the periods ended March 31, 2002 and 2001.

NOTE 7    Proposed Acquisition

On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division (“Division”) of Safety-Kleen Corp. (“Safety-Kleen”), which Agreement was amended on March 8, 2002 and April 30, 2002. Because Safety-Kleen and 73 of its domestic subsidiaries are operating under Chapter 11 of the Bankruptcy Code pursuant to a proceeding in the Bankruptcy Court for the District of Delaware, any sale of Safety-Kleen’s Chemical Services Division must comply with the Bankruptcy Code and be approved by the Bankruptcy Court. Accordingly, on February 22, 2002, Safety-Kleen submitted a Motion to the Bankruptcy Court to enter an order authorizing Safety-Kleen to sell the assets of the Division free and clear of all liens, claims, encumbrances and interests and assign leases and contracts either to the Company under the Acquisition Agreement or to a higher bidder. The following summarizes the principal terms of the Acquisition Agreement, as amended.

The Agreement provides that the Company will purchase the assets of the Chemical Services Division from Safety-Kleen for approximately $46,300,000 in cash and the assumption of certain environmental liabilities valued at approximately $265,000,000. The proposed acquisition will not include Safety-Kleen’s Pinewood Landfill located in South Carolina. The assets of the Chemical Services Division will include the stock of Safety-Kleen’s Canadian subsidiaries which are part of the division, which subsidiaries are not involved in Safety-Kleen’s bankruptcy proceeding. Because the Company will acquire the stock, rather than the assets of those Canadian subsidiaries, the Company will become subject to certain liabilities of those subsidiaries, but adjustments for those assumed liabilities will be made in the calculation on the closing date of the working capital of the Division as compared to a target amount of the Division’s working capital of $64,270,000. The purchase price for the acquisition will be adjusted either up or down based on the amount of working capital on the closing date as compared to the amount of the Division’s working capital at August 31, 2001. In addition, the Company and Safety-Kleen will each pay one-half of the pre-petition cure and reinstatement costs (“Cure Costs”) incurred prior to the closing relating to the assignment and assumption of those contracts and leases of the Division which the Company elects to assume until such Cure Costs equal $2,000,000. The Company will pay any Cure Costs under those assumed contracts and leases that exceed $2,000,000.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7    Proposed Acquisition (continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7    Proposed Acquisition (continued)

Provided that the acquisition does not close and the Company is not in default of any provision of the Agreement for which Safety-Kleen has notified the Company, Safety-Kleen will be required to reimburse the Company’s reasonable, documented, out-of-pocket costs in amounts ranging from $1,500,000 to $5,250,000 depending on the stage and circumstances under which the Agreement is terminated or abandoned. Furthermore, if Safety-Kleen sells the Chemical Services Division to a higher bidder, the Company will be entitled to a termination fee of either $3,500,000 or $7,000,000 depending on whether Safety-Kleen sells the Division to such other bidder prior to or after the Company receives its financing commitment. In no event, however, will the Company be entitled to receive both the termination fee and expense reimbursement. Through March 31, 2002, the Company had capitalized to prepaid expenses $1,717,000 of acquisition costs relating to the proposed acquisition of the Chemical Services Division from Safety-Kleen.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with the Company’s results of operations.

	Percentage of Total Revenues
	Three Months Ended March 31,
	2002	2001
Revenues	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	10.9	8.1
Other costs	62.1	66.1

Total cost of revenues	73.0	74.2
Selling, general and administrative expenses	18.9	18.9
Depreciation and amortization of intangible assets	5.1	5.4

Income from operations	3.0%	1.5%

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

	Three Months Ended March 31,
	2002	2001
Other Data:

Earnings before interest, taxes, depreciation and amortization (EBITDA) (in thousands)	$4,287	$3,587

REVENUES

Revenues for the first quarter of 2002 were $53,319,000 up $1,501,000 or 2.9% compared to revenues of $51,818,000 for 2001. Site services accounted for all of the increase; technical services were flat. The Company performed one large site services job in each first quarter. The job performed in 2002 related to the events of September 11 and was larger than the job performed in 2001. In addition, approximately 1.2% of the 2.9% increase in revenues was due to favorable developments in the resolution of certain contract issues which benefited both revenues and gross margin. The Company believes that these revenue increases were partially offset by lower other site services work performed due to the general economic environment and response to fewer weather related transportation accidents due to the mild and dry winter. Within technical services, CleanPack revenues increased due to an increase in base business. Partially offsetting the increase in CleanPack revenues were decreases in transportation and disposal revenues due to a large job in 2001 for which no similar sized job was performed in 2002. Volumes processed through the plants increased 6.4%. Pricing of waste processed decreased 3.0%

There are many factors which have impacted, and continue to impact, the Company’s revenues. These factors include: competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide over capacity; and direct shipment by generators of waste to the ultimate treatment or disposal location.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
COST OF REVENUES

Cost of revenues for the first quarter of 2002 was $38,942,000 compared to $38,451,000 for the first quarter of 2001, an increase of $491,000. As a percentage of revenues, cost of revenues decreased from 74.2% for the first quarter of 2001 to 73.0% for the first quarter of 2002. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenues increased from 8.1% for the first quarter of 2001 to 10.9% for the first quarter of 2002. This increase in disposal expense is due to an increase in wastes sent directly to outside disposal vendors from customer sites, and an increase in volume and change in mix of waste processed through the Company’s facilities. Other costs of revenues decreased from 66.1% for the quarter ended March 31, 2001 to 62.1% for the quarter ended March 31, 2002. This decrease was primarily caused by the increase in waste processed through the plants and the fixed cost nature of the plants.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $9,780,000 for the quarter ended March 31, 2001 to $10,090,000 for the quarter ended March 31, 2002, an increase of $310,000 or 3.2%. The increase was primarily due to increased health insurance claims for the Company’s largely self-insured plan, and increases in salaries and wages in order to remain competitive in the markets in which the Company operates. Partially offsetting these increases were decreases in travel expenses due to cost containment measures taken in response to the current soft economic environment and a decrease in professional fees which was largely due to decreased legal fees due to the settlement in the last half of 2001 of two legal matters.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased from $2,789,000 for the quarter ended March 31, 2001 to $2,695,000 for the quarter ended March 31, 2002, a decrease of $94,000 or 3.4%. Amortization of goodwill for the first quarter of 2001 was $191,000, while no amortization of goodwill was recorded for the quarter ended March 31, 2002 due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Partially offsetting the decrease in amortization relating to goodwill was a net increase in depreciation of fixed assets and other intangibles of $97,000 due to net additions.

INTEREST EXPENSE, NET

Interest expense net of interest income was $2,114,000 for the first quarter of 2002 as compared to $2,128,000 for the first quarter of 2001. The slight decrease in interest expense was due to lower average balances owed in the first quarter of 2002 as compared to the first quarter of 2001 being largely offset by higher average interest rates for the first quarter of 2002 as compared to the first quarter of 2001.

INCOME TAXES

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. In the fourth quarter of 2000, based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized; and, in the fourth quarter of 2001, based on the level of earnings for 2001 and management’s projections for profits in future years, it was determined that it was more likely than not that all net operating loss carryforwards, with the exception of the net operating loss carryforwards relating to former ChemClear entities, will be utilized. Accordingly, a tax benefit relating to the pre-tax loss has been recorded for the quarters ended March 31, 2002 and 2001.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROPOSED ACQUISITION

On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division (“Division”) of Safety-Kleen Corp. (“Safety-Kleen”), which Agreement was amended on March 8, 2002 and April 30, 2002. Because Safety-Kleen and 73 of its domestic subsidiaries are operating under Chapter 11 of the Bankruptcy Code pursuant to a proceeding in the Bankruptcy Court for the District of Delaware, any sale of Safety-Kleen’s Chemical Services Division must comply with the Bankruptcy Code and be approved by the Bankruptcy Court. Accordingly, on February 22, 2002, Safety-Kleen submitted a Motion to the Bankruptcy Court to enter an order authorizing Safety-Kleen to sell the assets of the Division free and clear of all liens, claims, encumbrances and interests and assign leases and contracts either to the Company under the Acquisition Agreement or to a higher bidder. The following summarizes the principal terms of the Acquisition Agreement, as amended.

The Agreement provides that the Company will purchase the assets of the Chemical Services Division from Safety-Kleen for approximately $46,300,000 in cash and the assumption of certain environmental liabilities valued at approximately $265,000,000. The proposed acquisition will not include Safety-Kleen’s Pinewood Landfill located in South Carolina. The assets of the Chemical Services Division will include the stock of Safety-Kleen’s Canadian subsidiaries which are part of the Division, which subsidiaries are not involved in Safety-Kleen’s bankruptcy proceeding. Because the Company will acquire the stock, rather than the assets of those Canadian subsidiaries, the Company will become subject to certain liabilities of those subsidiaries, but adjustments for those assumed liabilities will be made in the calculation on the closing date of the working capital of the Division. The purchase price for the acquisition will be adjusted either up or down based on the amount of working capital on the closing date as compared to the target amount of the Division’s working capital of $64,270,000. In addition, the Company and Safety-Kleen will each pay one-half of the pre-petition cure and reinstatement costs (“Cure Costs”) incurred prior to the closing relating to the assignment and assumption of those contracts and leases of the Division which the Company elects to assume until such Cure Costs equal $2,000,000. The Company will pay any Cure Costs under those assumed contracts and leases that exceed $2,000,000.

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

PROPOSED ACQUISITION (CONTINUED)

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

Provided that the acquisition does not close and the Company is not in default of any provision of the Agreement for which Safety-Kleen has notified the Company, Safety-Kleen will be required to reimburse the Company’s reasonable, documented, out-of-pocket costs in amounts ranging from $1,500,000 to $5,250,000 depending on the stage and circumstances under which the Agreement is terminated or abandoned. Furthermore, if Safety-Kleen sells the Chemical Services Division to a higher bidder, the Company will be entitled to a termination fee of either $3,500,000 or $7,000,000 depending on whether Safety-Kleen sells the Division to such other bidder prior to or after the Company receives its financing commitment. In no event, however, will the Company be entitled to receive both the termination fee and expense reimbursement. Through March 31, 2002, the Company had capitalized to prepaid expenses $1,717,000 of acquisition costs relating to the proposed acquisition of the Chemical Services Division from Safety-Kleen.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Factors Associated with the Proposed Acquisition

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

If the proposed acquisition is successfully completed, the Company now anticipates it will incur out-of-pocket costs in excess of $10,000,000 relating to due diligence investigations, consulting fees associated with the proposed integration of the Division into the Company’s business and financial reporting systems, financing and financial assurance commitments, and investment banking, legal and accounting fees and expenses associated with the acquisition and the related refinancing of the Company’s outstanding debt. If the acquisition does not close, the Company may nevertheless incur a substantial portion of those expenses, depending upon the stage and the circumstances under which the Acquisition Agreement is terminated or abandoned. Provided the acquisition does not close and the Company is not in default of any provision of the Agreement, Safety-Kleen will be required to pay to the Company either expense reimbursement or a termination fee in certain specified amounts as described above under “Proposed Acquisition.” However, such expense reimbursement or termination fee may not be sufficient to reimburse the Company for all of the expenses which the Company will incur if the acquisition does not close.

Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. If the acquisition is completed, the Company believes that it will be able to utilize its systems to improve the operations of the Chemical Services Division, and the Company and its management consultants are now actively preparing for integration of the Division into the Company’s business and financial reporting systems effective as of the closing. However, if any significant delay should occur in such integration, such delay could have a material adverse affect on the results of operations and cash flows for the combined companies. Furthermore, Safety-Kleen’s deficiencies in financial systems, processes and related internal controls increase the risk that the unaudited financial statements of the Division’s operations and cash flows which Safety-Kleen has provided to the Company are not accurate. The Company and its advisors are now conducting due diligence investigations with respect to the operations and cash flows of the Division.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS (CONTINUED)

Factors Associated with the Proposed Acquisition, (continued)

The proposed integration of Safety-Kleen’s Chemical Services Division into the Company will require significant effort by key employees of both the Company and the Division. Accordingly, if the Company were not able to retain key employees of the Division and the Company during the integration period, this could adversely affect such integration and therefore operations and cash flows.

As part of the proposed acquisition, the Company will assume approximately $265,000,000 of environmental liabilities, as such liabilities are calculated on a present value basis in accordance with generally accepted accounting principles (which take into consideration both the amount of such liabilities and the timing when it is projected that the Company will be required to pay such liabilities). The Company is now performing due diligence investigations with respect to both the amount and timing of such liabilities. The Company now anticipates such liabilities will be payable over many years and that cash flow generated from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

After the Company closes the acquisition of any significant business, the rules of the Securities and Exchange Commission (the “SEC”) require the Company to file as part of the Company’s periodic reports and registration statements for securities offerings audited financial statements for the acquired business. As previously noted, Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. Safety-Kleen has provided the Company audited balance sheets for the Chemical Services Division as of the end of each of the Division’s three most recently completed fiscal years, but due to Safety-Kleen’s deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the Division’s statements of operations and cash flows for such three fiscal years. The Company has received a “no-action letter” from the SEC staff with respect to the periodic reports which the Company will file following the closing. However, until the Company is able to obtain and file audited statements of operations and cash flows of the Division (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities in the Company). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS (CONTINUED)

Factors Associated with the Proposed Acquisition, (continued)

The Company and Safety-Kleen’s Chemical Services Division provide services to certain customers which use both companies in order to ensure competitive pricing and reduce the risk that either company will not be able to perform all of the services required by such customers. If the proposed acquisition is completed, a portion of those customers may seek to place some business with other vendors so that such customers can continue to maintain more than one source of supply for environmental services. This could cause the results from operations and cash flows of the combined companies to be less than anticipated based upon the prior separate operations of the Company and the Division.

If the proposed acquisition is completed, the Company will have a high ratio of total liabilities (including the present value of the assumed environmental liabilities calculated as described above) to stockholders’ equity. This high ratio will increase the risk that unexpected events could have a materially adverse affect on the Company’s financial condition.

Other Factors

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

Other Factors, (continued)

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

FINANCIAL CONDITION AND LIQUIDITY

For the quarter ended March 31, 2002, net cash used by operations was $954,000. Cash used in operations totaled $14,183,000 and consisted primarily of reductions in accounts payable of $4,766,000, accrued disposal costs of $1,427,000, deferred revenue of $2,122,000 and other accrued expenses of $3,164,000. Accounts payable and accrued disposal costs decreased due to the lower level of business activity in the first quarter of 2002 as compared to the fourth quarter of 2001. Deferred revenue decreased due to lower levels of waste on hand at March 31, 2002 as compared to December 31, 2001. Other accrued expenses decreased largely due to the payment of incentive bonuses relating to 2001 in the first quarter of 2002. The other significant use of cash was due to a $1,890,000 increase in prepaid expenses of which $1,549,000 of the increase was acquisition costs relating to the proposed acquisition of the Chemical Services Division from Safety-Kleen Corp. Sources of cash from operations totaled $13,229,000 and consisted primarily of a $10,039,000 reduction in accounts receivable due to lower levels of business activity in the first quarter of 2002 as compared to the fourth quarter of 2001 and $2,695,000 of non-cash expenses for depreciation and amortization.

Cash used in investing activities for the first quarter of 2002 totaled $2,102,000 and consisted primarily of additions to property plant and equipment of $2,118,000.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

Cash used in financing activities totaled $1,076,000. Uses of cash in financing activities totaled $1,435,000 and consisted of payments on long-term obligations of $929,000, a reduction of uncashed checks relating to the Company’s cash management program of $394,000 and preferred stock dividends of $112,000. Partially offsetting the uses of cash in financing activities were sources of cash from financing activities which totaled $359,000 and consisted almost entirely of cash proceeds from the exercise of stock options of $304,000 and from the employee stock purchase plan of $52,000.

The Company used $4,132,000 of the $6,715,000 of cash on hand at December 31, 2001 in order to fund the cash used in operations of $954,000, fund the cash used in investing activities of $2,102,000 and fund the cash used in financing activities of $1,076,000.

For the quarter ended March 31, 2001, net cash used by operations was $1,270,000. Cash used in operating activities totaled $7,778,000 and consisted primarily of a $3,825,000 reduction in accounts payable, the loss for the quarter of $1,032,000 and a decease in deferred revenue of $1,805,000. The reduction in accounts payable was primarily due to the reduced levels of business activity in the first quarter of 2001 as compared to the fourth quarter of 2000, and the decrease in deferred revenue was due the reduction in the volume of waste to be disposed of that had accumulated at December 31, 2000 due to inclement weather which delayed the Company’s ability to ship the waste to the ultimate disposal facility. Partially offsetting the cash used in operations was cash generated from operations of $6,508,000 which consisted primarily of non-cash expenses for depreciation and amortization of $2,789,000 and a reduction in accounts receivables of $2,307,000 which was due to the reduced levels of business activity in the first quarter of 2001 as compared to the fourth quarter of 2000.

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

As described in the Form 10-K for the year ended December 31, 2001, the Company has a $51,000,000 Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with a financial institution (the “Lender”). The Amended Loan Agreement includes a revolving credit facility (the “Revolver”). The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At March 31, 2002, the Company had no borrowings under the Revolver. Letters of credit outstanding were $9,674,000 and funds available to borrow were approximately $16,358,000.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of loans outstanding under the Amended Loan Agreement. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the Subordinated Notes (as described below) to be greater than $60,000,000. At March 31, 2002, the Company had $15,200,000 of working capital and $84,833,000 of adjusted net worth. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended March 31, 2002 the Company reported EBITDA of $29,756,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At March 31, 2002 the Senior Debt to EBITDA ratio was 0.58 to 1.0.

As described in the Form 10-K for the year ended December 31, 2001, the Company also has $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”). The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended March 31, 2002, the fixed charge coverage ratio was 1.58 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $35,500,000. At March 31, 2002, the tangible capital base was $55,555,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended March 31, 2002, EBITDA was $29,756,000. The Company is also required to maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt currently consists of debt issued under the Amended Loan Agreement. At March 31, 2002, the priority debt to EBITDA ratio was 0.26 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 2.75 to 1.0. At March 31, 2002 the total liabilities to tangible capital base ratio was 0.97 to 1.0.

Also, as described in the Form 10-K for the year ended December 31, 2001, the Company has outstanding $9,700,000 of 10.75% Economic Development Revenue Bonds (the “Bonds”). Under the Bond Documents, as amended, the Company may issue Bank Debt up to $35,000,000, provided that after the issuance the ratio of the Company’s total debt to total capital (debt plus stockholders’ equity) does not exceed 72.0% (which ratio will be reduced to 70.0% on January 1, 2006 and 65.0% on January 1, 2011). At March 31, 2002, the debt to capital ratio was 49.8%.

The Bonds, as amended, require the Company to maintain $750,000 in a debt service reserve fund held by the trustee for the benefit of the bondholders until the Bonds mature. The Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 2001 was 2.18 to 1.0 and the Company was therefore not required to make any such additional payments into the debt service reserve fund. The Company attained an EBITDA coverage ratio of 2.18 to 1.0 for the four quarters ended March 31, 2002.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

Excluding capital expenditures that may be required if the proposed acquisition of Safety-Kleen’s Chemical Services Division is consummated, the Company expects 2002 capital expenditures to be approximately $8,000,000. Capital expenditures are expected to be limited to maintaining existing capital assets, replacing site services equipment, upgrading information technology hardware and software, and specific strategic initiatives.

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

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the January 15, 2001 dividend in common stock due to restrictions under its loan agreements for which the Company issued 59,438 shares of common stock to the holders of the preferred stock in the period ended March 31, 2001. The Company paid the dividend for the period ended March 31, 2002 in cash, and the Company anticipates that the preferred stock dividends will be paid in cash for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 is not expected to materially affect the Company’s results. The Company has determined the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company tested goodwill for impairment as of December 31, 2001 using the criteria set forth under SFAS No. 142. Based on the results of the impairment test, the Company does not expect to record an impairment charge in 2002 relating to goodwill.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company is currently studying Statement No. 143, but the Company has not yet determined when the Statement will be adopted or the impact the Statement will have on results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. The Company adopted this statement in the first quarter of 2002. Statement No. 144 had no impact on results of operations or financial condition for the quarter ended March 31, 2002.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

No legal proceedings of a material nature have arisen in the first quarter of 2002, and there have been no material changes during the first quarter of 2002 in the pending legal proceedings disclosed in the Form 10-K for the year ended December 31, 2001.

Item 2—Changes in Securities

None

Item 3—Defaults Upon Senior Debt

None

Item 4—Submission of Matters to a Vote of Security Holders

The Company’s 2002 Annual Meeting of Stockholders was held on April 24, 2002. At the meeting, the Stockholders elected John F. Kaslow, Alan S. McKim and Thomas J. Shields to serve as directors of the Company for a three-year term, until the 2005 Annual Meeting of Stockholders. Other directors whose term of office as director continued after the meeting were: John P. DeVillars, Daniel J. McCarthy, John T. Preston and Lorne R. Waxlax.

Stockholders owning 10,773,740 shares of stock, or 90.4% of eligible shares were represented in person or by proxy. Of the total shares represented at the meeting, the holders of 6,345,387 shares voted to approve the amendment of the 2000 Stock Incentive Plan to increase the number of shares authorized for issuance under the Plan from 800,000 to 1,500,000. The amendment will become effective only if and when the closing of the purchase of Safety-Kleen’s Chemical Services Division takes place. The holders of 160,042 shares voted against approval of the amendment to the Plan and holders of 4,634 shares abstained.

Item 5—Other Information

None

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

a.    Exhibits

Exhibit No.	Description	Location

2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	Filed herewith

b.    Reports on Form 8-K

Current Report on Form 8-K filed on February 28, 2002 announcing the proposed acquisition of Safety-Kleen’s Chemical Services Division.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC. Registrant

Dated: May 14, 2002	By:	/s/ ALAN S. MCKIM

Alan S. McKim President and Chief Executive Officer

Dated: May 14, 2002	By:	/s/ ROGER A. KOENECKE

Roger A. Koenecke Senior Vice President and Chief Financial Officer