Form 10-Q
period 2002-06-30
CLEAN HARBORS INC
filed 2002-08-14
CIK 822818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended
June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	12,154,612
(Class)	(Outstanding at August 7, 2002)

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART I:    FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT
Unaudited
(in thousands except for earnings per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$60,105	$62,300	$113,424	$114,118
Cost of revenues	42,048	43,110	80,990	81,561
Selling, general and administrative expenses	12,241	11,362	22,331	21,142
Depreciation and amortization	2,649	2,759	5,344	5,548

Income from operations	3,167	5,069	4,759	5,867
Interest expense, net	2,243	2,462	4,357	4,590

Income before provision for (benefit from) income taxes	924	2,607	402	1,277
Provision for (benefit from) income taxes	441	218	161	(80)

Net income	$483	$2,389	$241	$1,357

Basic earnings per share	$0.03	$0.20	$0.00	$0.10

Diluted earnings per share	$0.03	$0.18	$0.00	$0.09

Weighted average common shares outstanding	12,064	11,396	11,932	11,349

Weighted average common shares plus potentially dilutive common shares	14,362	12,703	14,213	12,052

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,713	$6,715
Restricted investments	1,006	1,044
Accounts receivable, net of allowance for doubtful accounts of $1,990 and $1,698, respectively	39,235	46,545
CSD acquisition costs	11,668	—
Prepaid expenses	2,375	1,962
Supplies inventories	4,072	4,115
Deferred tax assets	4,714	3,986

Total current assets	64,783	64,367

Property, plant and equipment:
Land	8,478	8,478
Buildings and improvements	45,254	44,152
Vehicles and equipment	98,159	94,840
Furniture and fixtures	2,279	2,230
Construction in progress	1,598	1,843

	155,768	151,543

Less—Accumulated depreciation and amortization	102,495	98,119

Net property, plant and equipment	53,273	53,424

Other assets:
Goodwill, net	19,032	19,032
Permits, net	9,932	10,585
Other	4,409	4,313

Total other assets	33,373	33,930

Total assets	$151,429	$151,721

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Uncashed checks	$3,164	$4,184
Current maturities of long-term obligations	3,648	3,814
Accounts payable	19,083	19,017
Accrued disposal costs	2,189	4,598
Deferred revenue	4,857	5,532
Other accrued expenses	12,404	15,518
Income taxes payable	36	425

Total current liabilities	45,381	53,088

Other liabilities:
Long-term obligations, less current maturities	50,226	44,699
Deferred tax liability	2,933	2,933
Other	1,483	1,432

Total other liabilities	54,642	49,064

Stockholders’ equity:
Preferred Stock, $.01 par value:
Series A Convertible;
Authorized—2,000,000 shares; Issued and outstanding—none	—	—
Series B Convertible;
Authorized—156,416 shares; Issued and outstanding 112,000 (liquidation preference of $5.6 million)	1	1
Common Stock, $.01 par value
Authorized—20,000,000 shares;
Issued and outstanding—12,142,013 and 11,484,654 shares, respectively	121	115
Additional paid-in capital	66,652	64,838
Accumulated deficit	(15,368)	(15,385)

Total stockholders’ equity	51,406	49,569

Total liabilities and stockholders’ equity	$151,429	$151,721

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$241	$1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,344	5,548
Allowance for doubtful accounts	375	342
Amortization of deferred financing costs	321	210
Amortization of warrants	179	55
Deferred income taxes	291	(388)
Gain on sale of fixed assets	(38)	(19)
Changes in assets and liabilities
Accounts receivable	6,935	(1,338)
Prepaid expenses	(413)	(621)
Supplies inventories	43	(390)
Income taxes receivable	—	81
Other assets	(96)	48
Accounts payable	(216)	(3,360)
Deferred revenue	(675)	415
Accrued disposal costs	(2,409)	(443)
Other accrued expenses	(3,114)	(90)
Income taxes payable	(389)	171
Other liabilities	51	(114)

Net cash provided by operating activities	6,430	1,464

CASH FLOWS FROM INVESTING ACTIVITIES:
CSD acquisition costs	(11,668)	—
Additions to property, plant and equipment	(4,259)	(2,661)
Proceeds from the sale of fixed assets	39	32
Cost of restricted investments acquired	(6)	(15)
Proceeds from sale of restricted investments	44	—

Net cash used in investing activities	$(15,850)	$(2,644)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under long-term revolver	$3,645	$3,317
Additional borrowings under term notes	3,200	19,000
Payments on long-term obligations	(1,857)	(5,152)
Uncashed checks	(1,020)	—
Proceeds from exercise of stock options	697	29
Dividend payments on preferred stock	(224)	—
Additions to deferred financing costs	(127)	(2,854)
Proceeds from employee stock purchase plan	104	96
Repayment of Senior Notes	—	(50,000)
Issuance of Subordinated Notes	—	35,000

Net cash provided by (used in) financing activities	4,418	(564)

DECREASE IN CASH AND CASH EQUIVALENTS:	(5,002)	(1,744)
Cash and cash equivalents, beginning of year	6,715	2,629

Cash and cash equivalents, end of period	$1,713	$885

Supplemental Information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$—	$224
Tax benefit relating to exercise of stock options	1,016	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands)

	Series B Preferred Stock		Common Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2001	112	$1	11,485	$115	$64,838	$(15,385)	$49,569

Net income	—	—	—	—	—	241	241

Preferred stock dividends:
Series B	—	—	—	—	—	(224)	(224)

Exercise of warrants	—	—	281	3	—	—	3

Proceeds from exercise of stock options	—	—	333	3	694	—	697

Tax benefit relating to exercise of stock options	—	—	—	—	1,016	—	1,016

Employee stock purchase plan	—	—	43	—	104	—	104

Balance at June 30, 2002	112	$1	12,142	$121	$66,652	$(15,368)	$51,406

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    Basis of Presentation

The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three and six months ended June 30, 2002 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

NOTE 2    Significant Accounting Policies

(a)	New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 are effective for fiscal years beginning after December 15, 2001, and the Standard was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 did not materially affect the Company’s results. The Company has determined the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company tested goodwill for impairment as of December 31, 2001 using the criteria set forth under SFAS No. 142. Based on the results of the impairment test, the Company does not expect to record an impairment charge in 2002 relating to goodwill. See Note 3 for the effect of the implementation of SFAS No. 142 on the periods presented.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company is currently studying Statement No. 143, and the Company plans to

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    Significant Accounting Policies (continued)

(a)	New Accounting Pronouncements (continued)

adopt the Statement in the first quarter of 2003. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. The Company adopted this statement in the first quarter of 2002. Statement No. 144 had no impact on results of operations or financial condition for the three and six month periods ended June 30, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Statement No. 145 rescinds FASB Statement No. 4., “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    Significant Accounting Policies (continued)

(b)	Reclassifications

Certain reclassifications have been made in the prior periods’ consolidated financial statements to conform with the 2002 presentation.

NOTE 3    Goodwill Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization be replaced with periodic tests of the goodwill’s impairment. The following table shows the adjustment to net income, and basic and diluted earnings per share if the ratable amortization is excluded for the three and six months ended June 30, 2001 (in thousands except for per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Reported net income	$483	$2,389	$241	$1,357

Add back: Goodwill amortization	—	192	—	383

Adjusted net income	$483	$2,581	$241	$1,740

Basic earnings per share:
Reported earnings	$0.03	$0.20	$0.00	$0.10
Goodwill amortization	—	.02	—	.03

Adjusted earnings per share	$0.03	$0.22	$0.00	$0.13

Diluted earnings per share:
Reported earnings	$0.03	$0.18	$0.00	$0.09
Goodwill amortization	—	.02	—	.03

Adjusted earnings per share	$0.03	$0.20	$0.00	$0.12

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4    Financing Arrangements

The following table is a summary of the Company’s long-term debt obligations:

	June 30, 2002	December 31, 2001
	(Unaudited)
Long-term obligations consist of the following:
Economic development revenue bonds, bearing interest at 10.75%	$9,700	$9,700
Revolving credit facility with a financial institution, bearing interest at the Eurodollar rate (1.84% at June 30, 2002) plus 3.00% or the “prime” rate (4.75% at June 30, 2002) plus 1.50%, collateralized by substantially all assets	3,645	—
Term Note B payable, bearing interest at the greater of the “prime” rate (4.75% at June 30, 2002) plus 3.50% or 12.00%, collateralized by substantially all assets	5,834	7,191
Term Note C payable, bearing interest at the greater of the “prime” rate (4.75% at June 30, 2002) plus 3.50% or 12.00%, collateralized by substantially all assets	3,200	—
2000 Term Note payable, bearing interest at the Eurodollar rate (1.84% at June 30, 2002) plus 3.00% or the “prime” rate (4.75% at June 30, 2002) plus 1.50%, collateralized by substantially all assets	833	1,333
Subordinated Notes, bearing interest at 16.00%	35,000	35,000

	58,212	53,224
Less current maturities	3,648	3,814
Less unamortized financing costs	2,434	2,628
Less unamortized issue discount on Subordinated Notes	1,904	2,083

Long-term obligations	$50,226	$44,699

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4    Financing Arrangements (continued)

As described in the Form 10-K for the year ended December 31, 2001, the Company had a $51,000,000 Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with a financial institution (the “Lender”). On May 31, 2002, the Amended Loan Agreement was further amended increasing the amount of the Amended Loan Agreement to $54,200,000. The amendment of May 31, 2002 provided for the issuance of a new $3,2000,000 term promissory note (the “Term Note C”). The interest rate for Term Note C is the greater of the prime rate plus 3.50% or 12.00%, and it is payable on May 31, 2005. The proceeds of Term Note C were used to pay acquisition costs relating to the proposed acquisition of Safety-Kleen Corp.’s Chemical Services Division. The Amended Loan Agreement includes a revolving credit facility (the “Revolver”). The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At June 30, 2002, borrowings under the Revolver were $3,645,000, letters of credit outstanding were $9,674,000 and funds available to borrow were approximately $16,300,000. At December 31, 2001, the Company had $20,326,000 available to borrow under the Revolver.

The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of loans outstanding under the Amended Loan Agreement. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the Subordinated Notes (as described below) to be greater than $60,000,000. At June 30, 2002, the Company had $23,050,000 of working capital and $86,406,000 of adjusted net worth. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended June 30, 2002 the Company reported EBITDA of $27,744,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At June 30, 2002 the Senior Debt to EBITDA ratio was 0.84 to 1.0.

As described in the Form 10-K for the year ended December 31, 2001, the Company also has $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”). The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended June 30, 2002, the fixed charge coverage ratio was 1.46 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $35,500,000. At June 30, 2002, the tangible capital base was $57,442,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended June 30, 2002, EBITDA was $27,744,000. The Company is also required to maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt currently consists of debt issued under the Amended Loan Agreement. At June 30, 2002, the priority debt to EBITDA ratio was 0.49 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 2.75 to 1.0. At June 30, 2002 the total liabilities to tangible capital base ratio was 1.13 to 1.0.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4    Financing Arrangements (continued)

Also, as described in the Form 10-K for the year ended December 31, 2001, the Company has outstanding $9,700,000 of 10.75% Economic Development Revenue Bonds (the “Bond”). Under the Bond Documents, as amended, the Company may issue Bank Debt up to $35,000,000, provided that after the issuance the ratio of the Company’s total debt to total capital (debt plus stockholders’ equity) does not exceed 72.0% (which ratio will be reduced to 70.0% on January 1, 2006 and 65.0% on January 1, 2011). At June 30, 2002, the debt to capital ratio was 51.7%.

The Bonds, as amended, require the Company to maintain $750,000 in a debt service reserve fund held by the trustee for the benefit of the bondholders until the Bonds mature. The Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 2001 was 2.18 to 1.0, and the Company was therefore not required to make any such additional payments into the debt service reserve fund. The Company attained an EBITDA coverage ratio of 2.04 to 1.0 for the four quarters ended June 30, 2002.

NOTE 5    Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. In the fourth quarter of 2000, based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized; and, in the fourth quarter of 2001, based on the level of earnings for 2001 and management’s projections for profits in future years, it was determined that it was more likely than not that all net operating loss carryforwards, with the exception of the net operating loss carryforwards relating to former ChemClear entities will be utilized. Accordingly, for the periods ended June 30, 2001, the provision for income taxes is less than the statutory tax rates primarily due to a valuation allowance for net deferred taxes that was recorded in prior periods.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6    Earnings Per Share

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
Net income	$483
Less preferred dividends	112

Basic EPS
(income available to shareholders)	371	12,064	$0.03
Effect of dilutive securities	—	2,298	—

Diluted EPS
Income available to common shareholders plus assumed conversions	$371	14,362	$0.03

	Three Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
Net income	$2,389
Less preferred dividends	112

Basic EPS
(income available to shareholders)	2,277	11,396	$0.20
Effect of dilutive securities	—	1,307	(0.02)

Diluted EPS
Income available to common shareholders plus assumed conversions	$2,277	12,703	$0.18

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6    Earnings Per Share (continued)

	Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
Net income	$241
Less preferred dividends	224

Basic EPS
(income available to shareholders)	17	11,932	$0.00
Effect of dilutive securities	—	2,281	—

Diluted EPS
Income available to common shareholders plus assumed conversions	$17	14,213	$0.00

	Six Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
Net income	$1,357
Less preferred dividends	224

Basic EPS
(income available to shareholders)	1,133	11,349	$0.10
Effect of dilutive securities	—	703	(0.01)

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,133	12,052	$0.09

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6    Earnings Per Share (continued)

The Company has issued options, warrants and convertible preferred stock which are potentially dilutive to earnings. For the three and six months ended June 30, 2002 and 2001, the warrants then outstanding are dilutive, some of the options outstanding are dilutive while the convertible preferred stock is not dilutive. Only those options and warrants where the exercise price was less than the average market price of the common shares for the period are included in the above calculations.

NOTE 7    Proposed Acquisition

On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division (“CSD”) of Safety-Kleen Corp. (“Safety-Kleen”), which Agreement was amended on March 8, 2002 and April 30, 2002. Because Safety-Kleen and 73 of its domestic subsidiaries are operating under Chapter 11 of the Bankruptcy Code pursuant to a proceeding in the Bankruptcy Court for the District of Delaware, any sale by Safety-Kleen of the CSD must comply with the Bankruptcy Code and be approved by the Bankruptcy Court. Accordingly, on February 22, 2002, Safety-Kleen submitted a Motion to the Bankruptcy Court to enter an order authorizing Safety-Kleen to sell the assets of the CSD free and clear of all liens, claims, encumbrances and interests and assign leases and contracts either to the Company under the Acquisition Agreement or to a higher bidder. The following summarizes the principal terms of the Acquisition Agreement, as amended.

The Agreement provides that the Company will purchase the assets of the CSD from Safety-Kleen for $46,270,000 in cash and the assumption of certain environmental liabilities valued at approximately $265,000,000. The $46,270,000 cash purchase price will be subject to a working capital adjustment payable by either the Company or Safety-Kleen following the closing based upon the difference of the CSD’s actual working capital on the closing date compared to a target working capital of $64,270,000. The parties are now negotiating a proposed further amendment to the Acquisition Agreement under which the both the cash purchase price payable at the closing and the CSD’s target working capital would be reduced by $10,000,000. If such amendment becomes effective, the cash payable by the Company at the closing will be reduced, but the total cash purchase price (as adjusted following the closing to reflect the CSD’s actual working capital on the closing date) will remain the same as under the Agreement as now in effect. The proposed acquisition will not include Safety-Kleen’s Pinewood Landfill located in South Carolina. The assets of the CSD will include the stock of Safety-Kleen’s Canadian subsidiaries which are part of the CSD, which subsidiaries are not involved in Safety-Kleen’s bankruptcy proceeding. In addition, the Company and Safety-Kleen will each pay one-half of the pre-petition cure and reinstatement costs (“Cure

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7    Proposed Acquisition (continued)

Costs”) incurred prior to the closing relating to the assignment and assumption of those contracts and leases of the CSD which the Company elects to assume until such Cure Costs equal $2,000,000. The Company will pay any Cure Costs under those assumed contracts and leases that exceed $2,000,000.

On May 30, 2002, the Company made a $3,000,000 deposit which will be returned if the acquisition does not close for any reason other than a default by the Company of its obligations. On June 18, 2002, the Bankruptcy Court determined that the Company’s bid was the only qualified bid received and approved the sale of the assets of the CSD to the Company. The Company now anticipates the closing will occur during the third quarter of 2002.

Through June 30, 2002, the Company had capitalized to acquisition costs $11,668,000 relating to the proposed acquisition of the CSD from Safety-Kleen. In addition, for the three and six months ended June 30, 2002 the Company had expensed $1,098,000 and $1,105,000 relating to the proposed acquisition.

NOTE 8    Financing Commitments

The Company now estimates that, in order to finance the cash portion of the purchase price for the CSD assets, refinance all of the Company’s outstanding debt, provide collateral for the Company’s financial assurance obligations, pay transaction costs and provide for adequate future working capital, the Company will need aggregate financing of approximately $260 million. Of such total amount, the Company expects to have approximately $130 million of total debt and convertible stock outstanding at the closing, along with letters of credit to support the Company’s financial assurances of between $90 and $100 million within six months of the closing. To satisfy such financing requirements, the Company has received from certain financial institutions aggregate commitments of $260 million, which consist of a $100 million three-year revolving credit facility, a $100 million three-year non-amortizing term loan facility, $35 million of non-amortizing five-year subordinated notes, and $25 million of convertible preferred stock.

The commitments (as more fully described in the draft financing documents now being prepared) provide that the revolving credit facility will bear interest at an annual rate of LIBOR plus 3.0%, the term loan facility will bear interest at an annual rate of LIBOR plus 7.25%, and the subordinated notes will bear interest at an annual rate of 22.0% (of which up to one-half may be either paid in cash or in kind at the Company’s option). The Company anticipates that between $90 and $100 million of the borrowings under the term loan facility will within six months of the closing be used to provide cash collateral for letters of credit supporting the Company’s financial assurances (with the Company retaining the interest earned on such cash collateral).

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8    Financing Commitments (continued)

The preferred stock will provide for dividends at an annual rate of 6% (which after the first year will accrue), will be mandatorily redeemable after seven years, and (together with accrued dividends thereon), will be convertible at the holder’s option into shares of the Company’s common stock. The conversion price will initially be $10.50 per share of common stock, subject to customary adjustments for antidilution and is subject to reset to $8.00 per share if both (i) the Company’s Consolidated EBITDA for year ending December 31, 2003 is less than $115 million and (ii) the average trading price for the Company’s common stock for the month of December 2003 is less than $27.50. In no event, however, will the Company be obligated to issue more shares of common stock upon the conversion of the preferred stock than is permitted under the rules and regulations of The Nasdaq Stock Market. Accordingly, unless the Company’s common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the preferred shares, the maximum number of common shares which may be issued upon conversion of the preferred stock will be limited to approximately 2,380,952 shares based upon the $25,000,000 purchase price for the preferred stock and the initial conversion price of $10.50 per share. To the extent (if any) that the face value of the preferred shares, plus the amount of any accrued dividends would otherwise be convertible into more than the number of shares permitted under NASDAQ rules, and the Company’s common stockholders shall not have approved the issuance of the excess common shares, the Company will be obligated to issue only that approximately 2,380,952 common shares and to pay in cash to the holders of the preferred stock the then market value of the additional common shares which can not be issued because of the foregoing limitation.

The commitments contain various other terms and conditions, and financing documents are now being prepared based upon the commitments and further negotiations between the Company and the financial institutions. As a result, the ultimate amounts and terms of the proposed financing may differ from those described above.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with the Company’s results of operations.

	Percentage of Total Revenues
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	10.3	9.6	10.6	9.0
Other costs	59.6	59.6	60.8	62.5

Total cost of revenues	69.9	69.2	71.4	71.5
Selling, general and administrative expenses	20.4	18.3	19.7	18.5
Depreciation and amortization of intangible assets	4.4	4.4	4.7	4.9

Income from operations	5.3%	8.1%	4.2%	5.1%

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Other Data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (in thousands)	$5,816	$7,828	$10,103	$11,415

REVENUES

Revenues for the second quarter of 2002 were $60,105,000 compared to $62,300,000 for the second quarter of 2001, a decrease of $2,195,000 or 3.5%. Almost all of the decrease occurred in site service revenues. The Company attributes the decrease in site service revenues to the general economic environment. Within technical services, CleanPack® revenues increased due to an increase in base business. Partially offsetting the increase in CleanPack revenues were decreases in transportation and disposal revenues.

Revenues for the first half of 2002 were $113,424,000 compared to $114,118,000 for the first half of 2001, a decrease of $694,000 or 0.6%. Decreases in site service, transportation and disposal revenues were largely offset by a strong increase in CleanPack® revenue. The Company attributes the decrease in revenues to the general economic environment. The Company performed one large site services job in the first quarter of each year. The job performed in 2002 related to the events of September 11 and was larger than the job performed in 2001. Partially offsetting the decrease in revenues previously discussed was an increase in revenues due to favorable developments in the resolution of certain contract issues which benefited both revenues and gross margin.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

COST OF REVENUES

Cost of revenues for the second quarter of 2002 was $42,048,000 compared to $43,110,000 for the second quarter of 2001, a decrease of $1,062,000. As a percentage of revenues, cost of revenues increased from 69.2% for the quarter ended June 30, 2001 to 69.9% for the quarter ended June 30, 2002. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenues increased from 9.6% for the quarter ended June 30, 2001 to 10.3% for the quarter ended June 30, 2002. This increase in disposal expense is due to an increase in volume of waste processed through the Company’s facilities combined with a change in mix of Company’s revenues. Other costs of revenues as a percentage of revenues remained unchanged at 59.6% from the quarter ended June 30, 2001 to the quarter ended June 30, 2002.

Cost of revenues were $80,990,000 for the six months ended June 30, 2002 compared to $81,561,000 for the six months ended June 30, 2001, a decrease of $571,000. As a percentage of revenues, cost of revenues decreased from 71.5% for the six months ended June 30, 2001 to 71.4% for the six months ended June 30, 2002. Disposal costs paid to third parties as a percentage of revenues increased from 9.0% for the six months ended June 30, 2001 to 10.6% for the six months ended June 30, 2002. This increase in disposal expense is due to an increase in volume of waste processed through the Company’s facilities combined with a change in mix of Company’s revenues. Other cost of revenues as a percentage of revenues decreased from 62.5% for the six months ended June 30, 2001 to 60.8% for the six months ended June 30, 2002 due to the mix of jobs performed and the resolution of certain contract issues.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $11,362,000 for the quarter ended June 30, 2001 to $12,241,000 for the quarter ended June 30, 2002, an increase of $879,000 or 7.7%. Expenses related to the proposed acquisition of Safety-Kleen’s Chemical Services Division for the quarter ended June 30, 2002 were $1,098,000. Excluding the acquisition costs, selling, general and administrative expenses decreased $219,000 or 1.9%. The quarter ended June 30, 2001 included costs that did not recur for the settlement of two legal matters and expenses incurred relating to the refinancing of the Senior Notes. Partially offsetting these decreases in costs were an increase in health insurance costs.

Selling, general and administrative expenses increased from $21,142,000 for the six months ended June 30, 2001 to $22,331,000 for the six months ended June 30, 2002, an increase of $1,189,000 or 5.6%. Expenses related to the proposed acquisition of Safety-Kleen’s Chemical Services division for the six months ended June 30, 2002 were $1,105,000. Excluding the acquisition costs, selling, general and administrative expenses increased $84,000 or 0.4%. Health insurance costs for the six months ended June 30, 2002 increased as compared to the same period of the prior year. Partially offsetting this increase was costs incurred in the first half of 2001 for the settlement of two legal matters and expenses incurred relating to the refinancing of the Senior Notes.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased from $2,759,000 for the quarter ended June 30, 2001 to $2,649,000 for the quarter ended June 30, 2002, a decrease of $110,000 or 4.0%. Amortization of goodwill for the second quarter of 2001 was $192,000, while no amortization of goodwill was recorded for the quarter ended June 30, 2002 due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Partially offsetting the decrease in amortization relating to goodwill was a net increase in depreciation of fixed assets and amortization of other intangibles of $82,000 due to net additions.

Depreciation and amortization expense decreased from $5,548,000 for the six months ended June 30, 2001 to $5,344,000 for the six months ended June 30, 2002, a decrease of $204,000 or 3.7%. Amortization of goodwill for the six months ended June 30, 2001 was $383,000, while no amortization of goodwill was recorded for the six months ended June 30, 2002 due to the adoption of SFAS No. 142. Partially offsetting the decrease in amortization relating to goodwill was a net increase in depreciation of fixed assets and amortization of other intangibles of $179,000 due to net additions.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE, NET

Interest expense net of interest income was $2,243,000 for the second quarter of 2002 as compared to $2,462,000 for the second quarter of 2001, a decrease of $219,000 or 8.9%. The decrease in interest expense was due to lower average balances owed in the second quarter of 2002 as compared to the second quarter of 2001 being partially offset by higher average interest rates for the second quarter of 2002 as compared to the second quarter of 2001.

Interest expense net of interest income was $4,357,000 for the first half of 2002 as compared to $4,590,000 for the first half of 2001, a decrease of $233,000 or 5.1%. The decrease in interest expense was due to lower average balances owed in the first half of 2002 as compared to the first half of 2001 being partially offset by higher average interest rates for the first half of 2002 as compared to the first half of 2001.

INCOME TAXES

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. In the fourth quarter of 2000, based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized; and, in the fourth quarter of 2001, based on the level of earnings for 2001 and management’s projections for profits in future years, it was determined that it was more likely than not that all net operating loss carryforwards, with the exception of the net operating loss carryforwards relating to former ChemClear entities, will be utilized. Accordingly, for the periods ended June 30, 2001, the provision for income taxes is less than the statutory tax rates primarily due to a valuation allowance for net deferred tax assets that was recorded in prior periods.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROPOSED ACQUISITION

On February 22, 2002, the Company signed an Acquisition Agreement to acquire the Chemical Services Division (“CSD”) of Safety-Kleen Corp. (“Safety-Kleen”), which Agreement was amended on March 8, 2002 and April 30, 2002. Because Safety-Kleen and 73 of its domestic subsidiaries are operating under Chapter 11 of the Bankruptcy Code pursuant to a proceeding in the Bankruptcy Court for the District of Delaware, any sale by Safety-Kleen of the CSD must comply with the Bankruptcy Code and be approved by the Bankruptcy Court. Accordingly, on February 22, 2002, Safety-Kleen submitted a Motion to the Bankruptcy Court to enter an order authorizing Safety-Kleen to sell the assets of the CSD free and clear of all liens, claims, encumbrances and interests and assign leases and contracts either to the Company under the Acquisition Agreement or to a higher bidder. The following summarizes the principal terms of the Acquisition Agreement, as amended.

The Agreement provides that the Company will purchase the assets of the CSD from Safety-Kleen for $46,270,000 in cash and the assumption of certain environmental liabilities valued at approximately $265,000,000. The $46,270,000 cash purchase price will be subject to a working capital adjustment payable by either the Company or Safety-Kleen following the closing based upon the difference of the actual working capital on the closing date compared to a target working capital of $64,270,000. The parties are now negotiating a proposed further amendment to the Acquisition Agreement under which both the cash purchase price payable at the closing and the CSD’s target working capital would be reduced by $10,000,000. If such amendment becomes effective, the cash payable by the Company at the closing will be reduced, but the total cash purchase price (as adjusted following the closing to reflect the CSD’s actual working capital on the closing date) will remain the same as under the Agreement as now in effect. The proposed acquisition will not include Safety-Kleen’s Pinewood Landfill located in South Carolina. The assets of the CSD will include the stock of Safety-Kleen’s Canadian subsidiaries which are part of the CSD, which subsidiaries are not involved in Safety-Kleen’s bankruptcy proceeding. In addition, the Company and Safety-Kleen will each pay one-half of the pre-petition cure and reinstatement costs (“Cure Costs”) incurred prior to the closing relating to the assignment and assumption of those contracts and leases of the CSD which the Company elects to assume until such Cure Costs equal $2,000,000. The Company will pay any Cure Costs under those assumed contracts and leases that exceed $2,000,000.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROPOSED ACQUISITION (continued)

On May 30, 2002, the Company made a $3,000,000 deposit which will be returned if the acquisition does not close for any reason other than a default by the Company of its obligations. On June 18, 2002, the Bankruptcy Court determined that the Company’s bid was the only qualified bid received and approved the sale of the assets of CSD to the Company. The Company now anticipates the closing will occur during the third quarter of 2002.

Through June 30, 2002, the Company had capitalized to acquisition costs $11,668,000 relating to the proposed acquisition of the CSD from Safety-Kleen. In addition, for the three and six months ended June 30, 2002 the Company had expensed $1,098,000 and $1,105,000 relating to the proposed acquisition.

FINANCING COMMITMENTS

The Company now estimates that, in order to finance the cash portion of the purchase price for the CSD assets, refinance all of the Company’s outstanding debt, provide collateral for the Company’s financial assurance obligations, pay transaction costs and provide for adequate future working capital, the Company will need aggregate financing of approximately $260 million. Of such total amount, the Company expects to have approximately $130 million of total debt and convertible stock outstanding at the closing, along with letters of credit to support the Company’s financial assurances of between $90 and $100 million within six months of the closing. To satisfy such financing requirements, the Company has received from certain financial institutions aggregate commitments of $260 million, which consist of a $100 million three-year revolving credit facility, a $100 million three-year non-amortizing term loan facility, $35 million of non-amortizing five-year subordinated notes, and $25 million of convertible preferred stock.

The commitments (as more fully described in the draft financing documents now being prepared) provide that the revolving credit facility will bear interest at an annual rate of LIBOR plus 3.0%, the term loan facility will bear interest at an annual rate of LIBOR plus 7.25%, and the subordinated notes will bear interest at an annual rate of 22.0% (of which up to one-half may be either paid in cash or in kind at the Company’s option). The Company anticipates that between $90 and $100 million of the borrowings under the term loan facility will within six months of closing be used to provide cash collateral for letters of credit supporting the Company’s financial assurances (with the Company retaining the interest earned on such cash collateral). The preferred stock will provide for dividends at an annual rate of 6% (which, after the first year, will accrue), will be mandatorily redeemable after seven years, and (together with accrued dividends thereon), will be convertible at the holder’s option into shares of the

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCING COMMITMENTS (continued)

Company’s common stock. The conversion price will initially be $10.50 per share of common stock, subject to customary adjustments for antidilution and is subject to reset to $8.00 per share if both (i) the Company’s Consolidated EBITDA for year ending December 31, 2003 is less than $115 million and (ii) the average trading price for the Company’s common stock for the month of December 2003 is less than $27.50. In no event, however, will the Company be obligated to issue more shares of common stock upon the conversion of the preferred stock than is permitted under the rules and regulations of The Nasdaq Stock Market. Accordingly, unless the Company’s common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the preferred shares, the maximum number of common shares which may be issued upon conversion of the preferred stock will be limited to approximately 2,380,952 shares based upon the $25,000,000 purchase price for the preferred stock and the initial conversion price of $10.50 per share. To the extent that the face value of the preferred shares, plus the amount of any accrued dividends would otherwise be convertible into more than the number of shares permitted under NASDAQ rules, and the Company’s common stockholders shall not have approved the issuance of the excess common shares, the Company will be obligated to issue only approximately 2,380,952 common shares and to pay in cash to the holders of the preferred stock the then market value of the additional common shares which can not be issued because of the foregoing limitation.

The commitments contain various other terms and conditions, and financing documents are now being prepared based upon the commitments and further negotiations between the Company and the financial institutions. As a result, the ultimate amounts and terms of the proposed financing may differ from those described above.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Factors Associated with the Proposed Acquisition

On June 18, 2002, the Bankruptcy Court determined that the Company’s bid was the only qualified bid received and approved the sale of Safety-Kleen’s Chemical Services Division to the Company. The proposed acquisition will make the Company the largest operator of hazardous waste disposal facilities in North America with annualized revenue of approximately $750,000,000. While the Company believes that the proposed acquisition has the potential to generate significant value for shareholders, the proposed acquisition also presents certain risks.

Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. If the acquisition is completed, the Company believes that it will be able to utilize its systems to improve the operations of the Chemical Services Division, and the Company and its management consultants are now actively preparing for integration of the Division into the Company’s business and financial reporting systems effective as of the closing. However, if any significant delay should occur in such integration, such delay could have a material adverse affect on the results of operations and cash flows for the combined companies. Furthermore, Safety-Kleen’s deficiencies in financial systems, processes and related internal controls increase the risk that the unaudited financial statements of the Division’s operations and cash flows which Safety-Kleen has provided to the Company are not accurate. The Company has conducted due diligence investigations with respect to the operations and cash flows of the Division; however, there is a risk due to the material deficiencies in internal controls that errors exist in the financial statements provided that have not been identified. This could result in the Company drawing an incorrect conclusion as to the viability of the Chemical Services Division.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS (continued)

Factors Associated with the Proposed Acquisition, (continued)

As part of the proposed acquisition, the Company will assume approximately $265,000,000 of environmental liabilities, as such liabilities are calculated on a present value basis in accordance with generally accepted accounting principles (which take into consideration both the amount of such liabilities and the timing when it is projected that the Company will be required to pay such liabilities). The Company has performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company now anticipates such liabilities will be payable over many years and that cash flow generated from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

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

In June the Company had received information that the Nebraska Department of Environmental Quality (NDEQ) had preliminarily approved a Revised Class I Operating Permit for the Kimball facility to allow the facility to increase its annual incineration throughput from 45,000 customer tons up to 78,000 customer tons per year. The Company announced that decision as part of its 2nd Quarter Earnings Results Conference Call. Subsequent to making the announcement the Company was notified by the NDEQ that they would require additional procedural review and public notice which will result in a delay in the issuance of the permit modification. The Company does expect that the permit modification will be granted in due course and that the short delay will not have an adverse material effect.

Typically during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions, and increased possibility of unplanned weather related plant shutdowns.

FINANCIAL CONDITION AND LIQUIDITY

For the six months ended June 30, 2002, net cash provided by operations was $6,430,000. Cash provided by operations totaled $13,780,000 and consisted primarily of a reduction in accounts receivable of $6,935,000 and non-cash expenses for depreciation and amortization of $5,344,000. Partially offsetting the cash provided from operations was cash used in operations that totaled $7,350,000 and consisted primarily of decreases in accrued disposal costs of $2,409,000 and other accrued expenses of $3,114,000.

For the six months ended June 30, 2002, financing activities provided net cash of $4,418,000. Cash provided by financing activities totaled $7,646,000 and consisted primarily of net borrowings under the revolving line of credit of $3,645,000, the issuance of Term Note C in the amount of $3,200,000 and proceeds from the exercise of stock options of $697,000. These proceeds from financing activities were partially offset by cash used in financing activities of $3,228,000 which consisted primarily of payments on long-term obligations of $1,857,000 and a decrease in uncashed checks related to the Company’s cash management system of $1,020,000.

For the six months ended June 30, 2002, cash provided from operating and financing activities together with $5,002,000 of cash on hand was used to fund net cash used in investing activities of $15,850,000 which consisted primarily of $11,668,000 of capitalized costs related to the proposed acquisition of Safety-Kleen Corp.’s Chemical Services Division and $4,259,000 for the purchase of property, plant and equipment.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

As described in the Form 10-K for the year ended December 31, 2001, the Company had a $51,000,000 Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with a financial institution (the “Lender”). On May 31, 2002, the Amended Loan Agreement was further amended increasing the amount of the Amended Loan Agreement to $54,200,000. The amendment of May 31, 2002 provided for the issuance of a new $3,2000,000 term promissory note (the “Term Note C”). The interest rate for Term Note C is the greater of the prime rate plus 3.50% or 12.00%, and it is payable on May 31, 2005. The proceeds of Term Note C were used to pay acquisition costs relating to the proposed acquisition of Safety-Kleen’s Chemical Services Division. The Amended Loan Agreement includes a revolving credit facility (the “Revolver”). The Revolver allows the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. At June 30, 2002, borrowings under the Revolver were $3,645,000, letters of credit outstanding were $9,674,000 and funds available to borrow were approximately $16,300,000. At December 31, 2001, the Company had $20,326,000 available to borrow under the Revolver.

The Amended Loan Agreement requires that the Company maintain $10,000,000 of working capital excluding the current portion of loans outstanding under the Amended Loan Agreement. The net worth covenant requires adjusted net worth, defined as net worth plus the balance owed on the Subordinated Notes (as described below) to be greater than $60,000,000. At June 30, 2002, the Company had $23,050,000 of working capital and $86,406,000 of adjusted net worth. The Amended Loan Agreement requires that the Company maintain on a rolling four quarter basis a minimum EBITDA of $20,000,000. For the four quarter period ended June 30, 2002 the Company reported EBITDA of $27,744,000. The Amended Loan Agreement also requires that the Company maintain a Senior Debt to EBITDA ratio of not more than 2.25 to 1.0. At June 30, 2002, the Senior Debt to EBITDA ratio was 0.84 to 1.0.

As described in the Form 10-K for the year ended December 31, 2001, the Company also has $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”). The Subordinated Note Agreement contains covenants the most restrictive of which require that the Company maintain a rolling four quarter fixed charge coverage ratio of not less than 1.10 to 1.0. For the four quarters ended June 30, 2002, the fixed charge coverage ratio was 1.46 to 1.0. The Subordinated Notes require that the Company maintain a tangible capital base of not less than $35,500,000. At June 30, 2002, the tangible capital base was $57,442,000. The Company is required to maintain rolling four quarter earnings before interest, income taxes, depreciation and amortization (EBITDA) of not less than $18,000,000. For the four quarter period ended June 30, 2002, EBITDA was $27,744,000. The Company is also required to maintain a priority debt to EBITDA ratio calculated as of the last day of each fiscal quarter of not more than 2.25 to 1.0. Priority debt currently consists of debt issued under the Amended Loan Agreement. At June 30, 2002, the priority debt to EBITDA ratio was 0.49 to 1.0. The Company is required to maintain a ratio of total liabilities to tangible capital base of not more than 2.75 to 1.0. At June 30, 2002, the total liabilities to tangible capital base ratio was 1.13 to 1.0.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (continued)

Also, as described in the Form 10-K for the year ended December 31, 2001, the Company has outstanding $9,700,000 of 10.75% Economic Development Revenue Bonds (the “Bonds”). Under the Bond Documents, as amended, the Company may issue Bank Debt up to $35,000,000, provided that after the issuance the ratio of the Company’s total debt to total capital (debt plus stockholders’ equity) does not exceed 72.0% (which ratio will be reduced to 70.0% on January 1, 2006 and 65.0% on January 1, 2011). At June 30, 2002, the debt to capital ratio was 51.7%.

The Bonds, as amended, require the Company to maintain $750,000 in a debt service reserve fund held by the trustee for the benefit of the bondholders until the Bonds mature. The Company could be required to make additional payments to bring the total of the debt service reserve fund to a maximum of approximately $1,200,000 (including the $750,000 described above) if the EBITDA coverage ratio for any fiscal year is less than 1.25 to 1.0. The EBITDA coverage ratio for the year ended December 31, 2001 was 2.18 to 1.0, and the Company was therefore not required to make any such additional payments into the debt service reserve fund. The Company attained an EBITDA coverage ratio of 2.04 to 1.0 for the four quarters ended June 30, 2002.

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the preferred stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the January 15 and April 15, 2001 dividends in common stock due to restrictions under its loan agreements for which the Company issued 59,438 and 45,597 shares of common stock to the holders of the preferred stock in the periods ended March 31 and June 30, 2001, respectively. The Company resumed paying dividends in cash commencing with the July 15, 2001 dividend, and the Company anticipates that the preferred stock dividends will be paid in cash for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 are effective for fiscal

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS (continued)

years beginning after December 15, 2001, and the Standard was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 did not materially affect the Company’s results. The Company has determined the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company tested goodwill for impairment as of December 31, 2001 using the criteria set forth under SFAS No. 142. Based on the results of the impairment test, the Company does not expect to record an impairment charge in 2002 relating to goodwill. See Note 3 for the effect of the implementation of SFAS No. 142 on the periods presented.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company is currently studying Statement No. 143, and the Company plans to adopt the Statement in the first quarter of 2003. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. The Company adopted this statement in the first quarter of 2002. Statement No. 144 had no impact on results of operations or financial condition for the three and six month periods ended June 30, 2002.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Statement No. 145 rescinds FASB Statement No. 4., “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

No legal proceedings of a material nature have arisen in the first half of 2002, and there have been no material changes during the first half of 2002 in the pending legal proceedings disclosed in the Form 10-K for the year ended December 31, 2001.

Item 2—Changes in Securities – None

Item 3—Defaults Upon Senior Debt – None

Item 4—Submission of Matters to a Vote of Security Holders – None

Item 5—Other Information – None

Item 6—Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.	Description	Location See Note:

4.22	Term Promissory Note C Dated May 31, 2002 by and between Congress Financial Corporation (New England), the Company’s Subsidiaries as Borrowers, and Clean Harbors, Inc. as Guarantor	Filed Herewith

4.23	Amendment to Financing Agreements dated May 31, 2002 by and between Congress Financial Corporation (New England), the Company’s Subsidiaries as Borrowers, and Clean Harbors, Inc. as Guarantor	Filed Herewith

b.	Reports on Form 8-K

None.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to 18 U.S.C. Section 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Clean Harbors, Inc.

Clean Harbors, Inc. Registrant

Dated: August 14, 2002	By:	/s/ ALAN S. MCKIM
Alan S. McKim President and Chief Executive Officer

Dated: August 14, 2002	By:	/s/ ROGER A. KOENECKE
Roger A. Koenecke Senior Vice President and Chief Financial Officer