Form 10-Q
period 2002-09-30
CLEAN HARBORS INC
filed 2002-11-19
CIK 822818

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended
September 30, 2002

Commission File Number 0-16379

Clean Harbors, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2997780
(State of Incorporation)	(IRS Employer Identification No.)

1501 Washington Street, Braintree, MA	02184-7535
(Address of Principal Executive Offices)	(Zip Code)

(781) 849-1800 ext. 4454
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	12,183,023
(Class)	(Outstanding at November 14, 2002)

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands except for earnings per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenues	$83,365	$61,659	$196,789	$175,777
Cost of revenues	63,015	45,412	144,005	126,973
Selling, general and administrative expenses	15,295	10,314	36,521	31,456
Depreciation and amortization	4,400	2,794	9,744	8,342
Restructuring and impairment	750	—	750	—
Other acquisition costs	3,488	—	4,593	—

Income (loss) from operations	(3,583)	3,139	1,176	9,006
Interest expense, net	2,983	2,553	7,340	7,143

Income (loss) before provision for income taxes and extraordinary item	(6,566)	586	(6,164)	1,863
Provision for income taxes	2,010	182	2,171	102

Income (loss) before extraordinary item	(8,576)	404	(8,335)	1,761
Extraordinary item, early extinguishment of debt	24,129	—	24,129	—

Net income (loss)	$(32,705)	404	$(32,464)	1,761
Dividends on preferred stock	(200)	(112)	(424)	(336)

Net income (loss) attributable to common shareholders	$(32,905)	$292	$(32,888)	$1,425

Basic earnings per share
Income (loss) before extraordinary item	$(0.72)	$0.03	$(0.72)	$0.13

Extraordinary item	$(1.99)	$—	$(1.99)	$—

Net income (loss) attributable to common shareholders	$(2.71)	$0.03	$(2.71)	$0.13

Diluted earnings per share
Income (loss) before extraordinary item	$(0.72)	$0.02	$(0.72)	$0.11

Extraordinary item	$(1.99)	$—	$(1.99)	$—

Net income (loss) attributable to common shareholders	$(2.71)	$0.02	$(2.71)	$0.11

Weighted average common shares outstanding	12,153	11,441	12,146	11,380

Weighted average common shares plus potentially dilutive common shares	12,153	13,142	12,146	12,429

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,554	$6,715
Accounts receivable, net of allowance for doubtful accounts of $2,119 and $1,698, respectively	135,529	46,545
Deferred costs	1,756	526
Prepaid expenses	6,082	1,962
Supplies inventories	9,942	4,115
Deferred tax assets	—	3,986

Total current assets	180,863	63,849

Property, plant and equipment:
Land	32,624	8,478
Landfill assets	8,110	—
Buildings and improvements	103,137	44,152
Vehicles and equipment	171,239	94,840
Furniture and fixtures	2,280	2,230
Construction in progress	3,433	1,843

	320,823	151,543

Less—Accumulated depreciation and amortization	105,337	98,119

Net property, plant and equipment	215,486	53,424

Other assets:
Restricted cash	52,801	1,044
Goodwill, net	19,032	19,032
Permits and other intangibles	122,986	10,585
Other	6,063	4,313

Total other assets	200,822	34,974

Total assets	$597,171	$152,247

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2002	2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Uncashed checks	$7,967	$4,184
Current maturities of long-term obligations	—	3,814
Accounts payable	49,304	19,017
Accrued disposal costs	3,517	4,598
Deferred revenue	24,139	6,058
Other accrued expenses	47,905	15,069
Current portion of environmental liabilities	23,677	155
Income taxes payable	1,152	425

Total current liabilities	157,661	53,320

Other liabilities:
Environmental liabilities, less current portion	243,905	1,726
Long term obligations, less current maturities	146,837	44,699
Deferred tax liability	9,700	2,933

Total other liabilities	400,442	49,358

Redeemable Series C Convertible Preferred Stock, $.01 par value:
Authorized-25,000 shares; Issued and outstanding 25,000 (liquidation preference of $25.0 million), net of issuance costs	22,000	—

Stockholders’ equity:
Preferred Stock, $.01 par value:
Series A Convertible; Authorized-894,585 shares; Issued and outstanding—none	—	—
Series B Convertible; Authorized-156,416 shares; Issued and outstanding 112,000 (liquidation preference of $5.6 million)	1	1
Common Stock, $.01 par value Authorized-20,000,000 shares; Issued and outstanding-12,168,912 and 11,484,654 shares, respectively	122	115
Additional paid-in capital	65,636	64,838
Other comprehensive loss	(506)	—
Accumulated deficit	(48,185)	(15,385)

Total stockholders’ equity	17,068	49,569

Total liabilities and stockholders’ equity	$597,171	$152,247

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,464)	$1,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,744	8,342
Extraordinary item, extinguishment of debt	24,129	—
Allowance for doubtful accounts	563	513
Amortization of deferred financing costs	823	489
Deferred income taxes	1,053	(388)
Gain on sale of fixed assets	(213)	(47)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,099	(4,431)
Prepaid expenses	(37)	(225)
Deferred costs	(987)	—
Supplies inventories	102	(394)
Income taxes receivable	—	203
Other assets	(48)	56
Accounts payable	7,425	606
Environmental liabilities	67	—
Deferred revenue	4,525	—
Accrued disposal costs	(3,022)	121
Other accrued expenses	7,056	202
Income taxes payable	828	(108)
Other liabilities	—	185

Net cash provided by operating activities	20,643	6,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CSD assets	(39,910)	—
Additions to property, plant and equipment	(7,963)	(4,859)
Cost of restricted investments acquired	(52,549)	(22)
Reduction in restricted investments	792	—
Proceeds from sale of restricted investments	205	108

Net cash used in investing activities	(99,425)	$(4,773)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Senior Loans	$115,000	$—
Net borrowings under long-term revolver	—	17
Additional borrowings under Term Notes	—	19,000
Issuance of preferred stock	25,000	—
Issuance costs of preferred stock	(3,024)	—
Payments on long-term obligations	(21,424)	(6,181)
Uncashed checks	3,783	2,313
Proceeds from exercise of stock options	733	75
Dividend payments on preferred stock	(424)	(112)
Additions to deferred financing costs	(8,356)	(2,884)
Proceeds from employee stock purchase plan	181	141
Repayment of Senior Loans	—	(50,000)
Issuance of Subordinated Notes	40,000	35,000
Repayment of Subordinated Notes	(35,000)	—
Issuance of Term Note	3,200	—
Debt extinguishment payments	20,048	—

Net cash provided by (used in) financing activities	99,621	(2,631)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	20,839	(519)
Cash and cash equivalents, beginning of period	6,715	2,629

Cash and cash equivalents, end of period	27,554	$2,110

Supplemental Information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$—	$224

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands)

	Series B
	Preferred Stock		Common Stock			Accumulated
	Number		Number		Additional	Other			Total
	of	$0.01 Par	of	$0.01 Par	Paid-in	Comprehensive	Comprehensive	(Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Loss	Loss	Deficit)	Equity
Balance at December 31, 2001	112	$1	11,485	$115	$64,838	$—	$—	$(15,385)	$49,569
Net loss	—	—	—	—	—		(32,464)	(32,464)	(32,464)
Foreign currency translation	—	—	—	—	—	(506)	(506)	—	(506)

Comprehensive loss	—	—	—	—	—	—	$(32,970)	—	—

Preferred stock dividends:
Series B	—	—	—	—	—	—	—	(336)	(336)
Series C					(88)	—	—	—	(88)
Exercise of warrants	—	—	281	3	—	—	—	—	3
Proceeds from exercise of stock options	—	—	352	3	730	—	—	—	733
Proceeds from Employee stock purchase plan	—	—	51	1	180	—	—	—	181
Amortization of issuance costs Series C preferred	—	—	—	—	(24)	—	—	—	(24)

Balance at September 30, 2002	112	$1	12,169	$122	$65,636	$(506)	—	$(48,185)	$17,068

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    Basis of Presentation

The consolidated interim financial statements of Clean Harbors, Inc. and its subsidiaries (collectively, the “Company”) included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include, in the opinion of management, all adjustments of a normal recurring nature necessary for the fair statement of results of interim periods. The operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of those to be expected for the full fiscal year. Reference is made to the audited consolidated financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

NOTE 2    Acquisition

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of 56 of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and 73 of its domestic subsidiaries (including the Seller) have been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to the Company free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by the Company as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 50 hazardous waste treatment and disposal facilities including, among others, 21 treatment, storage or disposal facilities (“TSDFs”), six wastewater treatment facilities, nine landfills and four incinerators. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include a landfill in Buttonwillow, California with approximately 10.6 million cubic yards of remaining capacity, a landfill in Westmorland, California with approximately 2.7 million cubic yards of remaining capacity, a landfill in Lambton, Ontario with approximately 6.1 million cubic yards of remaining capacity which is the largest of the total of three hazardous waste landfills in Canada, three rotary incinerators in Deer Park, Texas which are collectively the largest capacity hazardous waste incinerator in the United States, and an incinerator in Lambton, Ontario which is the largest capacity hazardous waste incinerator in Canada. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 2    Acquisition (Continued)

The primary reasons for the acquisition of the CSD assets were to broaden the Company’s disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions, in Canada and in Mexico, and to significantly expand the Company’s network of hazardous waste disposal facilities. In addition, the Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its site and industrial services. The performance of site and industrial services often involves hazardous waste disposal components that potentially increase the utilization and profitability of the facilities. Finally, the Company believes that the acquisition will result in significant cost savings by allowing the Company to treat hazardous waste internally that the Company previously paid third parties to dispose of because the Company lacked the facilities required to dispose of the waste internally and by eliminating redundant or inefficient transportation costs. The combined Company is expected to have annualized revenue of approximately $730 million, approximately 4,400 employees, and approximately 38,000 customers including a sizable majority of the Fortune 500.

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $9,487,000 for a total purchase price of $43,817,000. In addition, the Company assumed with the transaction certain environmental liabilities valued in accordance with generally accepted accounting principles of approximately $266,000,000.

The Company has allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the initial allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired (in thousands):

Current assets	$85,241
Due from Safety-Kleen Corp.	15,300
Property	160,579
Intangible assets	114,442
Other assets	1,649
Other current liabilities	(81,229)
Environmental liabilities, long-term	(242,426)
Other long-term liabilities	(9,739)

Cost of CSD assets acquired	$43,817

Cash purchase price	$34,330
Estimated transaction costs	9,487

Cost of CSD assets acquired	$43,817

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 2    Acquisition (Continued)

In connection with the acquisition of the CSD assets, the Company recorded acquisition liabilities of $13,208,000 which consisted primarily of increases in environmental liabilities, severance, environmental closure and other exit costs to close duplicative facilities and functions. The acquisition closed shortly before quarter end. The Company is still in the process of evaluating and modifying its pre-acquisition plans regarding facilities, functions, and resource needs. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other	Total
	Number of Employees	Reserve	Number of Facilities	Reserve	Reserve
Original reserve established	461	$9,076	8	$3,604	$528	$13,208
Utilized in third quarter 2002	200	170	—	—	48	218

Balance September 30, 2002	261	$8,906	8	$3,604	$480	$12,990

The allocation of the purchase price for the CSD assets and liabilities has not been finalized and is subject to adjustment. Generally accepted accounting principles allow for the purchase price to be adjusted up to one year subsequent to the acquisition date for pre-acquisition contingent assets and liabilities. Furthermore, the cash portion of the purchase price is subject to adjustment based upon the final calculation of the CSD’s working capital, as defined in the Acquisition Agreement, as of the closing date. Under the Acquisition Agreement, the Seller must deliver to the Company as promptly as practicable and within 120 days after the closing a schedule of such working capital. The Seller has not yet delivered the working capital schedule to the Company; thus, the working capital components remain subject to adjustment. In addition, the Company was required to make estimates of the fair value of assets which it plans to dispose of, the fair value of environmental liabilities, the direct costs of the acquisition and the cost of planned exit activities. While the Company has made a good-faith attempt to estimate the fair value of these assets and liabilities, the market value of the real property and permits that the Company plans to dispose of is difficult to estimate since there is a limited market for hazardous waste disposal facilities and the Company may not be able to accurately estimate the economic value of those properties to a potential purchaser. Likewise, the fair value of environmental liabilities is difficult to estimate. Prior to the acquisition of the CSD assets, the Company performed significant due diligence regarding the environmental liabilities; however, additional facts learned subsequent to the acquisition date about the nature and extent of environmental liabilities existing at the acquisition date could result in adjustment to the estimate of environmental liabilities that existed as of the acquisition date. The direct costs of the acquisition are estimates and may need to be adjusted based on subsequent receipt of invoices. The Company has recorded liabilities based primarily upon a plan to close duplicate facilities and functions and reduce headcount. The cost of this plan is subject to revision as the Company implements the plan.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 2    Acquisition (Continued)

Generally accepted accounting principles require, for material business combinations, that pro forma results of operations for the current period be presented as though the business combination had been completed at the beginning of the period and corresponding prior period pro forma results of operations be presented as though the combination took place at the beginning of that period. Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide the Company audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years in the period ended August 31, 2001, and the Company filed these balance sheets as part of the Form 8-K filed by the Company with the SEC on September 25, 2002. However, due to Safety-Kleen’s material deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. Accordingly the Company is unable to provide pro forma results of operations reflecting the combined operations of the Company and the CSD for any periods prior to the Company’s acquisition of the CSD assets. The Company has received a “no-action letter” from the SEC staff with respect to the periodic reports which the Company will file following the closing. However, until the Company is able to obtain and file audited statements of operations and cash flows of the CSD (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that BSSD will provide the Company with at least $15 million of disposal business. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use at competitive prices the services of the BSSD which were used by the CSD prior to the closing. Accordingly, both the Company and the BSSD should be significant customers of each other for at least the next three years.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 2    Acquisition (Continued)

Under Section 5.15 of the Acquisition Agreement as amended, the Company and the Seller have agreed to certain non-competition and non-solicitation provisions which are intended to separate the respective businesses of the Company and the BSSD for a period of three years after the closing. Under such Section, the Company and the Seller have also agreed during such period not to recruit or otherwise solicit, with certain exceptions, any of their respective employees to leave the employment of the other.

NOTE 3    Significant Accounting Policies

(a)	Landfill Accounting and Environmental Liabilities

Environmental liabilities include accruals for the estimates of the Company’s obligations associated with:

•
Regulatory mandated landfill cell closure, final closure and post-closure activities. The Company accrues cell closure costs over the life of the cell, and accrues final closure and post-closure costs over the life of the landfill, as capacity is consumed.

•
Regulatory mandated closure and post-closure activities for facilities other than landfills, such as incinerators. The Company accrues these costs when management commits to a definitive plan of closure with respect to the facility.

•
Costs associated with remedial environmental matters at the Company’s facilities. Environmental cleanup costs that improve properties as compared with the condition of that property when originally acquired are capitalized to the extent they are recoverable. If recoverable, they are amortized over the longer of the remaining acquisition permit life or the life of the existing permit. If not recoverable, the Company accrues for these costs on a site-by-site basis, when management deems such obligations to be probable and reasonably estimable.

•
Sites named on the United States Environmental Protection Agency’s National Priorities List (“Superfund”) with which the Company is allegedly connected. The Company typically accrues its estimate of its obligations related to these sites no later than the completion of a remedial investigation and/or feasibility study.

Accruals are adjusted if, and as, further information relative to the underlying obligations develop or circumstances change. Changes in estimated landfill cell closure, final closure and post-closure liabilities are recognized prospectively. Changes in the Company’s estimates of its obligations relative to non-landfill closure and post-closure activities, remedial situations and Superfund sites are recorded in the period in which the estimates change.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3    Significant Accounting Policies (Continued)

In conjunction with the acquisitions of certain facilities, the Company has obtained varying amounts and types of indemnification from potential environmental liabilities existing at the time of acquisition. Such indemnities typically cover all or a portion of the costs associated with the remediation of such pre-existing environmental liabilities, and may be for a limited period of time. No liabilities are recorded at the acquisition date if it is probable that the indemnifying party has the intent and financial ability to perform under those indemnities.

Site costs — Site costs include the costs of landfill site acquisition, permitting, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest, as applicable. Site costs, net of amortization, are combined with management’s estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of site costs is recorded on a units-of-consumption basis, such that the site costs should be completely amortized at the date the landfill ceases accepting waste. Changes in estimated costs to complete construction costs are applied prospectively to the amortization rate.

Final closure and post-closure obligations for landfills — Final closure costs include the costs required to cap the final cell of the landfill and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulatory mandated groundwater monitoring, leachate management, financial assurance and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring, leachate management, and financial assurance. Regulatory post-closure periods are generally 30 years after landfill closure, but may be as long as 100 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations is accrued at the date the landfill discontinues accepting waste.

Landfill capacity — Landfill capacity, which is the basis for the amortization of site costs and for the accrual of final closure and post-closure obligations, represents total permitted airspace, plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

•	Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3    Significant Accounting Policies (Continued)

•
At the time the expansion is included in the Company’s estimate of the landfill’s useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located. The Company expects to submit the application within the next year and expects to receive all necessary approvals to accept waste within the next five years.

•	The owner of the landfill or the Company has a legal right to use or obtain land associated with the expansion plan.

•	There are no significant known political, technical, legal, or business restrictions or issues that could impair the success of such expansion.

•
A financial feasibility analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact such that management is committed to pursuing the expansion.

•	Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

•
Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes prompt approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of September 30, 2002, there were three unpermitted expansions included in the Company’s landfill accounting model, which together represented approximately 23% of the Company’s remaining airspace at this date. None of these expansions represent exceptions to the Company’s established criteria.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3    Significant Accounting Policies (Continued)

As of September 30, 2002, the Company has 10 active landfill sites (including the Company’s non-commercial landfill), which have estimated remaining lives (based on anticipated waste volumes) as follows:

	Remaining lives	Landfill Assets,
Facility Name	(Years)	net
Altair	1	$—
Buttonwillow	73	652,473
Deer Park	21	255,366
Deer Trail	3	—
Grassy Mountain	19	907,111
Lone Mountain	13	2,321,376
Ryley	29	2,633,618
Sarnia	29	861,934
Sawyer	31	479,250
Westmoreland	46	699,243

		$8,810,371

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3    Significant Accounting Policies (Continued)

Amortization of cell construction costs and accrual of cell closure obligations — Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. Cell closure costs, which are the costs required to construct the cell cap, are accrued over the life of the cell. Those costs are typically accrued on a units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste. In some instances, the Company has landfills that are engineered and constructed as “progressive trenches.” In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, the Company amortizes cell construction costs, and accrues cell closure obligations, over the airspace within the entire trench, such that the cell construction costs will be fully amortized, and the cell closure costs will be fully accrued, when that specific progressive trench ceases accepting waste.

Final closure and post-closure obligations for facilities other than landfills — Final closure costs include costs required to dismantle and decontaminate certain structures, financial assurance and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. These obligations generally are not discounted.

Remedial liabilities, including Superfund liabilities — Remedial liabilities include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements.

Discounting of long-term environmental related liabilities — Costs of future expenditures for landfill final closure and post-closure are discounted based on management’s expectations of when it will incur the expenditure. Generally, remediation obligations are not discounted. However, in limited instances, certain remediation obligations are discounted if they are closely connected to the regulatory post-closure obligations and/or the amount and timing of the cash payments are fixed and reliably determinable. The interest accretion relative to these discounted liabilities is reflected in operating expenses.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3    Significant Accounting Policies (Continued)

(b)	Foreign Currency

Foreign subsidiary balances are translated according to the provisions of SFAS No. 52, “Foreign Currency Translation”. The functional currency of each foreign subsidiary is in its respective local currency. Assets and liabilities are translated to U.S. Dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the Consolidated Financial Statements of the foreign subsidiaries into U.S. dollars are included in stockholders’ equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the accompanying consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are adjusted to the functional currency using the exchange rate at the balance sheet date.

(c)	New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 are effective for fiscal years beginning after December 15, 2001, and the Standard was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 did not materially affect the Company’s results. The Company has determined the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company tested goodwill for impairment as of December 31, 2001 using the criteria set forth under SFAS No. 142. Based on the results of the impairment test, the Company does not expect to record an impairment charge in 2002 relating to goodwill. See Note 5 for the effect of the implementation of SFAS No. 142 on the periods presented.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3    Significant Accounting Policies (Continued)

standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company is currently studying SFAS No. 143, and the Company plans to adopt the Statement in the first quarter of 2003. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. The Company adopted this Statement in the first quarter of 2002. SFAS No. 144 had no impact on results of operations or financial condition for the three and nine month periods ended September 30, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact the SFAS will have on results of operations or financial condition.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3    Significant Accounting Policies (Continued)

(d)	Reclassifications

Certain reclassifications have been made in the prior periods’ consolidated financial statements to conform with the 2002 presentation.

NOTE 4    Restricted Investments

At September 30, 2002 and December 31, 2001, restricted cash and cash equivalents consisted of the following (in thousands):

	Sept 30,	Dec 31,
	2002	2001
Cash collateral for letter of credit facility	$52,549	$—
Debt service reserve fund	—	794
Cash in bank	252	250

	$52,801	$1,044

Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at the facility which ceased operating, sending such material to another site for disposal, and performing certain procedures for decontamination of the facility. The Company has placed most of the required financial assurance through a qualified insurance company, Steadfast Insurance Company, which has required letters of credit as collateral to its financial assurance obligations. To obtain such letters of credit, the Company has established a Letter of Credit Facility (the “L/C Facility”) under an Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100,000,000 of letters of credit at the Company’s request provided that the Company provides cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company retaining the interest earned on such cash collateral). The Company will pay Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof. Upon the closing of the acquisition of the CSD assets, the Company provided $45,000,000 of such cash collateral to Fleet by borrowing under the Ableco Financing Agreement (see Note 7), and the Company will be required under the terms of the insurance policy to post $41,500,000 of additional letters of credit as collateral in March 2003, which will require that the Company post $42,745,000 of additional cash collateral. The Company expects the source of the additional cash collateral to be borrowings under its Revolving Line of Credit (see Note 7). The L/C Facility expires on September 9, 2005.

Prior to the defeasance in September 2002 of the Company’s previously outstanding industrial revenue bonds (see Note 7), investments in money market funds were held in a debt service reserve fund relating to such bonds. Cash in bank are restricted funds that are required to be held relating to the Company’s cash management program.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 5    Goodwill Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization be replaced with periodic tests of the goodwill’s impairment. The following table shows the adjustment to net income (loss), and basic and diluted earnings or (loss) per share if the ratable amortization is excluded for the three and nine months ended September 30, 2001 (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Reported net income (loss) attributable to common shareholders	$(32,905)	$292	$(32,888)	$1,425
Goodwill amortization	—	192	—	575

Adjusted net income (loss)	$(32,905)	$484	$(32,888)	$2,000

Basic earnings (loss) per share attributable to common shareholders	$(2.71)	$0.03	$(2.71)	$0.13
Goodwill amortization	—	0.01	—	0.05

Adjusted earnings (loss) per share	$(2.71)	$0.04	$(2.71)	$0.18

Diluted earnings (loss) per share attributable to common shareholders	$(2.71)	$0.02	$(2.71)	$0.11
Goodwill amortization	—	0.02	—	0.05

Adjusted earnings (loss) per share	$(2.71)	$0.04	$(2.71)	$0.16

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6    Legal Matters and Other Contingencies and Commitments

General Environmental Matters

The Company’s waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements and alleged violations of existing permits and licenses. At September 30, 2002, the Company was involved in various proceedings in which a governmental authority is a party relating primarily to activities at or shipments from the Company’s waste treatment, storage and disposal facilities. Note 6 to the financial statements included in the Company’s Report on Form 10-K for the year ended December 31, 2001, as updated by the following sections of this Note 6, describe each such proceeding where the Company believes potential sanctions exceed $100,000.

Recent Development Finalizing a Previously Disclosed Legal Proceeding.

During the fourth quarter of 2001, the Company entered into a civil settlement with the U.S. Justice Department and the U.S. Environmental Protection Agency (“EPA”) to resolve issues resulting from a 1995 fatal accident at the Company’s Spring Grove facility in Cincinnati, Ohio. Without a finding or admission of liability by the Company, the Company entered on March 6, 2002, into a Consent Decree providing that the Company pay a $400,000 fine and amend its operating permit to include certain operating procedures already implemented by the Company shortly after the accident. The Company paid the fine in the first quarter of 2002. On September 9, 2002, the U.S. Justice Department filed a motion with the Federal District Court for the Southern District of Ohio petitioning the Court to terminate the order because the Company had completed all the obligations required of it by July 15, 2002. On September 9, 2002, the Court issued an Order terminating the Consent Decree. On October 9, 2002, the State of Ohio also notified the Company that it had closed its investigation of the matter as well. These final actions by the relevant federal and state agencies bring this matter to a close.

NYSDEC Enforcement Action.

On July 10, 2001, the New York State Department of Environmental Conservation (“NYSDEC”) issued a draft Order of Consent alleging various manifesting and disposal violations for waste shipments to a landfill in New York that originated at two of the Company’s hazardous waste treatment, storage and disposal facilities. On September 5, 2002, the NYSDEC issued an amended Order of Consent with a proposed civil penalty of $139,250. The alleged

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NYSDEC Enforcement Action. (Continued)

violations include failure to indicate the appropriate state hazardous waste codes on the manifests, failure to notify the disposal facility that the wastes shipped did not meet the applicable treatment standards, and landfill of large PCB capacitors that should have been incinerated. The Company self reported the inadvertent land disposal of the PCB capacitors once the error was discovered. The capacitors were exhumed and properly disposed of by incineration. The Company is continuing discussions with the NYSDEC and seeking a negotiated settlement for this matter.

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets.

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) except for Safety-Kleen’s Pinewood facility in Columbia, South Carolina. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware which has jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for two reasons as described below. As part of the total purchase price of approximately $310,000,000 for the CSD assets, the Company has established aggregate reserves of $18,847,000 based upon the Company’s current estimates of the liabilities assumed by the Company relating to pending and potential legal proceedings relating to the CSD assets.

The first reason for the Company’s assumption of certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the “CSD Canadian Subsidiaries”) formerly owned by the Sellers (which subsidiaries were not part of the Sellers’ bankruptcy proceedings), and the Company therefore became subject to the legal proceedings in which the Canadian Subsidiaries are now or may in the future become involved. The second reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that the Company will assume and pay certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers’ share of cleanup costs payable to governmental entities for certain sites where one or more of the Sellers has been named or may in the future be named as a potentially responsible party (“PRP”) under the federal Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) or analogous state Superfund laws. Federal and state Superfund laws generally

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets. (Continued)

impose joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes to such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of the Sellers’ liabilities for cleanup costs at Superfund sites where one or more of the Sellers has been designated as a PRP, the Company therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites, the Sellers’ negotiated volumetric share of liability (where applicable), the Company’s prior knowledge of the relevant sites, and the Company’s general experience in dealing with the cleanup of Superfund sites.

The principal pending and potential legal proceedings which the Company assumed in connection with its acquisition of the CSD assets are as follows:

Ville Mercier Legal Proceedings. One of the CSD Canadian Subsidiaries (the “Mercier Subsidiary”) owns and operates a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). A portion of the Mercier Facility is now contaminated as a result of actions dating back to 1968, when the Quebec government issued two permits to the unrelated company which then owned the Mercier Facility to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier. Also in 1972, the Quebec government terminated the permit authorizing the dumping of liquids on the site of the Mercier Facility, but issued a permit to operate an organic liquids incinerator on the property and contracted with the then owner of the property to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate a groundwater pumping and treatment facility near the lagoons.

The Company believes that the Mercier Subsidiary is not the party responsible for the lagoon and groundwater contamination on the site of the Mercier Facility, and the Mercier Subsidiary continues to deny under applicable Canadian environmental laws any responsibility for the decontamination and restoration of the site. In November 1992, the Minister of the Environment ordered the Mercier Subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Mercier Subsidiary responded by letter, reiterating its position that it had no responsibility for the contamination and

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets. (Continued)

proposing to submit the question of responsibility to the Courts for determination as expeditiously as possible. On January 12, 1993, the Mercier Subsidiary filed a declaratory judgment action (Safety-Kleen Services (Mercier) Ltd. v. Attorney General of Quebec; Pierre Paradis, in his capacity as Minister of the Environment of Quebec; Ville Mercier; and LaSalle Oil Carriers, Inc.) in the Superior Court for the Province of Quebec, District of Montreal. The legal proceeding seeks a court determination of the liability associated with the contamination of former lagoons located on the Ville Mercier property. The Mercier Subsidiary asserts that it has no responsibility for the contamination on the site. The Minister filed a Defense and Counterclaim in which he asserts that the Mercier Subsidiary is responsible for the contamination, should reimburse the Province of Quebec for past costs incurred in the amount of $17.4 million (CDN), and should be responsible for future remediation costs. This legal proceeding is still in the discovery stage.

In addition to the declaratory judgment action, Ville Mercier and three neighboring municipalities filed on or about February 9 and March 12, 1999 separate legal proceedings against the Mercier Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec (Ville Mercier v. Safety-Kleen Services (Mercier) Ltd., et al.; Ville de Chateauguay v. Safety-Kleen Services (Mercier) Ltd., et al.; Municipality of Ste-Martine v. Safety-Kleen Services (Mercier) Ltd., et al.; and St. Paul de Chateauguay v. Safety-Kleen Services (Mercier) Ltd., et al.). The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which the plaintiffs claim was caused by contamination from the former Ville Mercier lagoons, and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970’s and early 1980’s. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region. This legal proceeding is in the discovery stage.

Assumption of Certain CSD Superfund Liabilities.    The Company’s agreement to pay as part of the purchase price for the CSD assets the Sellers’ share of certain cleanup costs payable to governmental entities under federal and state Superfund laws relate primarily to (i) two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more of the Sellers has been designated a PRP, (ii) 33 active Superfund sites owned by third parties where the Sellers have been designated as PRPs, (iii) several inactive Superfund sites owned by third parties where the Sellers have been named as PRPs but as to which the Sellers and the Company believe the Sellers have no significant liabilities, and (iv) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors to which the Sellers shipped hazardous wastes.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets. (Continued)

Properties Included in CSD Assets.    The two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more the Sellers has been designated as a PRP are located at 2549 North New York Street in Wichita, Kansas (the “North New York Street Property”), and at 411 Burton Road in Lexington, South Carolina (the “Burton Road Property”). The North New York Street Property is an active service center which is one of several properties located within the boundaries of a 1,400 acre state designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. The Sellers have executed a consent decree relating to such Site with the EPA, and the Company will continue its ongoing remediation program for the North New York Street Property. Included within the CSD assets acquired by the Company are rights under an indemnification agreement between the Sellers and a prior owner of the North New York Street Property which the Company anticipates will be available to reimburse certain cleanup costs.

The Burton Road Property is now vacant but was formerly operated by the Sellers as a waste transfer and truck cleaning facility, and the property is located within the boundaries of a state designated Superfund site known as the Hollis Road Site. In June 2000, the South Carolina Department of Health and Environmental Control (“DHEC”) initiated a lawsuit against the Sellers and two other parties that owned or operated facilities within the Hollis Road Site boundaries. The lawsuit seeks a declaration of liability for causing contamination of the Hollis Road Site against the Sellers and the other named defendants, in addition to the recovery of past and future remediation costs, recovery of natural resources damages and triple damages. DHEC estimates the total remediation costs for the Hollis Road Site to be approximately $14 million and the natural resources damages to be about $13 million and claims to have spent approximately $2 million at the site to date, including costs to install public water supply lines to about 40 residences in the Hollis Road area. The Sellers are defending the lawsuit vigorously and believe that a nearby parcel owned by a third party and formerly used as a chemical and waste dump site is the source of the soil and groundwater contamination. DHEC recently installed a groundwater treatment system at this third party parcel. The groundwater sampling data on the Burton Road Property suggests strongly that a contaminant plume is passing through the Burton Road Property and that such plume originates at the nearby third party parcel. DHEC has requested that additional sampling on the Burton Road Property be conducted prior to trial, and the results of such additional sampling cannot now be predicted.

Active Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had shipped hazardous wastes to an aggregate of 33 sites owned and then operated by third parties which have subsequently been designated as federal or state Superfund sites and for which the Sellers, along with other parties, have been designated as PRPs. At 27 of those sites, the Sellers have addressed their cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets. (Continued)

Of the six remaining active sites at which one or more of the Sellers has been designated as a PRP, the Sellers are contesting liability at three sites and plan to participate as settling PRPs at three sites.

Inactive Third Party Superfund Sites.    In addition to the active Superfund sites owned by third parties, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties which the Company believes are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior entrance by the Sellers into consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited “re-opener” provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. Except to the extent that minimal amounts remain to be paid under existing consent decrees, settlement agreements or similar arrangements, the Company has not established financial reserves for any of the inactive sites because the Company believes that the Sellers’ cleanup liabilities in respect of those sites have already been resolved.

Marine Shale Processors.    Beginning in the mid-1980’s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shut down its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which is stockpiled on the premises of the Marine Shale facility. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale site.

In November 1996, Earthlock Technologies, Inc. (“Earthlock”), formerly known as GTX, Inc., acquired an option to buy Marine Shale with the intent to operate the facility as a permitted hazardous waste incinerator. Subsequently, Marine Shale, Earthlock and the EPA reached a settlement, including a required cleanup of the aggregate and the facility, and the Louisiana Department of Environmental Quality (the “LDEQ”) issued a draft permit to Earthlock for operation of the Marine Shale facility as a RCRA-permitted hazardous waste incinerator.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets. (Continued)

Opposition parties filed appeals and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. Earthlock appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications were denied in April 2001. However, Earthlock subsequently announced in April 2002 that it did not intend to proceed with the proposed transaction, and on October 10, 2002, Marine Shale notified the LDEQ that Marine Shale will close the Marine Shale facility in accordance with a 32-page closure plan originally filed with the LDEQ in March 1996.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were reportedly among the largest customers of Marine Shale in terms of overall incineration revenue. In the event Marine Shale does not have adequate funding to shut down the facility and complete the required cleanup, the potential exists for an EPA or LDEQ action requiring cleanup of the Marine Shale site and the stockpiled aggregate under applicable Superfund laws. In that event, the Sellers could be exposed to potential financial liability for cleanup costs as PRPs, and the Company might then be obligated to pay all or a portion of such costs in accordance with Superfund laws and the Company’s agreement described above to assume certain of the Sellers’ Superfund liabilities to governmental entities as part of the purchase price for the CSD assets.

FUSRAP Legal Proceeding.    As part of the CSD assets, the Company acquired a hazardous waste landfill in Buttonwillow, California (the “Buttonwillow Landfill”). During 1998 and 1999, the Seller’s subsidiary which then owned the Buttonwillow Landfill (the “Buttonwillow Seller”) accepted and disposed in the Buttonwillow Landfill certain construction debris (the “FUSRAP Wastes”) that originated at a site in New York that was part of the federal Formerly Utilized Sites Remedial Action Program (“FUSRAP”). FUSRAP was created in the mid-1970’s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and the United States military during World War II. The FUSRAP Wastes are primarily construction and demolition debris exhibiting low-activity residual radioactivity that were shipped to the Buttonwillow Landfill by U.S. Army Corps of Engineers. The California Department of Health Services (“DHS”) has claimed in a letter to the Buttonwillow Seller that the Buttonwillow Seller did not lawfully accept the FUSRAP Wastes under applicable California law and regulations. Both DHS and the California Department of Toxic Substances Control (“DTSC”) filed claims in the Sellers’ bankruptcy proceedings preserving the right of those agencies to claim penalties for damages against the Buttonwillow Seller and possibly seeking to compel removal of the FUSRAP Wastes from the Buttonwillow Landfill. However, the specified agencies are still investigating whether they believe the Buttonwillow Seller violated any California law or regulation and, aside from the letter to the Buttonwillow Seller and the filing of the proofs of claim in the Sellers’ bankruptcy proceedings, the California agencies have not commenced any enforcement proceedings relating to the Buttonwillow Landfill.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets. (Continued)

Under the Sale Order, the Company is not liable for penalties, if any, which the Buttonwillow Seller might ultimately be determined to owe to the DHS and DTSC, but the Company could potentially be liable for removal costs if such agencies were ultimately to succeed in a claim that the FUSRAP Wastes were improperly disposed of at the Buttonwillow Landfill and should be removed. However, both the Seller and the Company believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations and they will vigorously resist any efforts to require that such wastes be removed.

Litigation Involving Former Holders of Subordinated Notes.

On April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the “Lenders”) $35,000,000 of 16% Senior Subordinated Notes due 2008 (the “Subordinated Notes”) as part of the Company’s refinancing of all its then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the “Purchase Agreement”), the Company was also required to pay a $350,000 closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company’s common stock (the “Warrants”) exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company’s ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, the Company would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a “Make Whole Amount” computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Notes. The Purchase Agreement also provided that, if the Company should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the “Make Whole Amount” then in effect.

During several months prior to the Company’s acquisition of the CSD assets on September 7, 2002, the Company sought the Lenders’ cooperation with respect to such acquisition and to include the Lenders in a refinancing of the Company’s outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, refused to provide any such cooperation. The Company notified the Lenders that it was proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the “Make Whole Amount” of $16,991,129, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders’

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Litigation Involving Former Holders of Subordinated Notes. (Continued)

demand, the Company immediately paid in full the amount demanded, while notifying the Lenders that it was paying the “Make Whole Amount” under protest. It is the Company’s position that the 48.5% “Make Whole Amount” is an unconscionable penalty, which is unenforceable under Massachusetts law.

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the “Make Whole Amount,” in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court (John Hancock Life Insurance Company, et al. v. Clean Harbors, Inc.), asking the Court to determine the “Make Whole Amount” to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Suffolk Superior Court (Clean Harbors, Inc. v. John Hancock Life Insurance Company, et al.), seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interests and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. The Company has filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, and the legal proceedings are now in the early discovery stage.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7    Financing Arrangements

The following table is a summary of the Company’s long-term debt obligations:

	September 30,	December 31,
	2002	2001
	(Unaudited)
	(in thousands)
Revolving Credit Facility with a financial institution, bearing interest at the LIBOR rate (1.81% at September 30, 2002) plus 3.00% or the “prime” rate (4.75% at September 30, 2002), collateralized by a first security interest in accounts receivable and a second security interest in substantially all other assets	$—	$—
Senior Loans, bearing interest at LIBOR (1.81% at September 30, 2002) plus 7.25%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	115,000	—
Subordinated Loans, bearing interest at 22.00%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	40,000	—
Economic development revenue bonds, bearing interest at 10.75%	—	9,700
Term note payable	—	7,191
2000 term note payable	—	1,333
Subordinated Notes, bearing interest at 16.00%	—	35,000

	155,000	53,224
Less current maturities	—	3,814
Less unamortized financing costs	8,163	4,711

Long-term obligations	$146,837	$44,699

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7    Financing Arrangements

As further discussed in the Form 10-K for the year ended December 31, 2001, the Company previously had a $51,000,000 Loan Agreement (the “Loan Agreement”) with Congress Financial Corp. (New England) (the “Lender”). The Loan Agreement provided for a $30,000,000 revolving credit facility (the “Revolver”), a $19,000,000 term note and a $3,000,000 term note. The Revolver allowed the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit could not exceed $20,000,000 at any one time. At December 31, 2001, borrowings on the Revolver were zero, letters of credit outstanding were $9,674,000 and the amount available to borrow was $20,326,000. On September 10, 2002, the Company’s debt under the Loan Agreement was replaced by a new Revolving Credit Facility as described below.

At December 31, 2001, the Company also had outstanding $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9,700,000 of industrial revenue bonds (the “Bonds”). The Subordinated Notes were repaid, and the Bonds were defeased, on September 10, 2002 with funds then raised as discussed below. The Bonds required the Company to maintain $750,000 in a debt service reserve held by the trustee for the benefit of the bondholders. That debt service reserve fund was deposited as part of the defeasance of the Bonds into the defeasance trust.

In order to finance the cash portion of the purchase price for the CSD assets, refinance all of the Company’s previously outstanding debt, provide cash collateral for letters of credit to support the financial assurances which the Company must provide to governmental entities for the Company’s licensed hazardous waste facilities, pay transaction costs and provide for adequate future working capital, the Company raised $280,000,000 of total financings (which amount includes $20,000,000 of additional loans under the Ableco Financing Agreement described below which closed within three days after the initial closing of such Agreement on September 10, 2002). The $280,000,000 of total financings consist of a $100,000,000 three-year revolving credit facility (the “Revolving Credit Facility”), $115,000,000 of three-year non-amortizing term loans (the “Senior Loans”), $40,000,000 of five-year non-amortizing subordinated loans (the “Subordinated Loans”), and $25,000,000 of redeemable Series C convertible preferred stock (the “Series C Preferred Stock”, see Note 9). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100,000,000 of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility.    The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002 between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allows the Company to borrow up to $100,000,000 in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7    Financing Arrangements (Continued)

two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20,000,000 in Canadian dollars and a line for the Company and its US subsidiaries equal to $100,000,000 in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20,000,000. At September 30, 2002, letters of credit outstanding were $5,776,000 and the Company had approximately $62,976,000 available to borrow. This consisted of borrowing availability in the U.S. of approximately $52,084,000 and availability in Canada of approximately $10,892,000 (USD). The Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.0%, with the balance at prime. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

The Company’s obligations under the Revolving Credit Facility are secured by a first security interest in the Company’s accounts receivable and a second security interest in substantially all of the Company’s other assets (exclusive of real estate, rolling stock and cash collateral provided by the Company to the issuer of the letters of credit under the L/C Facility). The Revolving Credit Facility provides for certain covenants including, among others, requiring the Company to maintain (i) consolidated annualized or rolling four quarters earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $56,000,000 for purposes of calculating the annualized EBITDA as of the completion of the fiscal quarter ending December 31, 2002 and increasing in approximately equal quarterly increments to not less than $170,000,000 for purposes of calculating the rolling four quarters EBITDA as of the completion of the fiscal quarter ending December 31, 2007, and (ii) an annualized four quarters rolling fixed charge coverage ratio of not less than 0.65 to 1.0 for the fiscal quarter ending December 31, 2002 and increasing in approximately equal quarterly increments to not less than 1.5 to 1.0 for each fiscal quarter ending after December 31, 2004. The covenants generally provide for annualized, rather than rolling four quarters, calculations for each of the first four fiscal quarters commencing on and after October 1, 2002 because, while the effective closing on September 7, 2002 of the financings related to the CSD asset acquisition significantly increased the Company’s level of total outstanding debt and interest costs, the anticipated increases in the Company’s EBITDA resulting from the acquisition commenced only with the acquisition and are not reflected in the Company’s results of operations for prior periods of 2002.

Senior Loans and Subordinated Loans.    Both the Senior Loans and the Subordinated Loans were provided under a Financing Agreement dated September 6, 2002 (the “Ableco Financing Agreement”) between the Company, the Lenders thereunder and Ableco Finance LLC as Agent for the Lenders. The Senior Loans bear interest at an annual rate of LIBOR plus 7.25%, and the Subordinated Loans bear interest at an annual rate of 22.00% (of which up to one-half may be either paid in cash or in kind at the Company’s option).

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7    Financing Arrangements (Continued)

The Senior Loans and the Subordinated Loans are secured by a first security or mortgage interest in substantially all of the Company’s assets, except for second security interests in the Company’s accounts receivable in which the Agent under the Revolving Credit Facility has a first security interest and the cash collateral provided by the Company to the issuer of letters of credit under the L/C Facility in which such issuer has a first security interest. The Ableco Financing Agreement provides for certain covenants including, among others, requiring the Company to maintain (i) consolidated annualized or rolling four quarters EBITDA of not less than $56,000,000 for purposes of calculating the annualized EBITDA as of the completion of the fiscal quarter ending December 31, 2002 and increasing in approximately equal quarterly increments to not less than $170,000,000 for purposes of calculating the rolling four quarters EBITDA as of the completion of the fiscal quarter ending December 31, 2007, (ii) an annualized or rolling four quarters fixed charge coverage ratio of not less than 0.65 to 1.0 for the fiscal quarter ending December 31, 2002 and increasing in approximately equal quarterly increments to not less than 1.5 to 1.0 for each fiscal quarter ending after December 31, 2004, and (iii) a ratio of consolidated funded indebtedness to either consolidated annualized or rolling four quarters EBITDA of not more than 3.5 to l.0 for the fiscal quarter ending December 31, 2002 and decreasing in approximately equal quarterly increments to not more than 1.5 to l.0 for each fiscal quarter ending on or after December 31, 2004.

L/C Facility.    The L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100 million of letters of credit at the Company’s request provided that the Company provides cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company paying Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof). At September 30, 2002, letters of credit outstanding were $41,500,000. The term of the L/C Facility will expire will expire on September 9, 2005.

NOTE 8    Closure, Post-Closure and Environmental Remediation Liabilities

The Company records environmentally related accruals for both its landfill and non-landfill operations. See Note 3 for further discussion of the Company’s methodology for estimating and recording these accruals.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8    Closure, Post-Closure and Environmental Remediation Liabilities (Continued)

Final closure and post-closure liabilities — The Company has material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the “EPA”), and the comparable regulatory agency in Canada for the final closure and post-closure activities at the majority of its facilities. In the United States, the final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company’s engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company’s interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. Final closure and post-closure plans are established in accordance with the individual site permit requirements. Landfill post-closure periods are generally expected to be for a period of 30 years after closure, but may extend to a period of 100 years.

For landfills purchased, the Company assessed and recorded the present value of the estimated closure and post-closure liability based upon the estimated final closure and post-closure costs and the percentage of airspace consumed as of the purchase date. Thereafter, the difference between the liability recorded at the time of acquisition and the present value of total estimated final closure and post-closurecosts to be incurred is accrued prospectively on a units of consumption basis over the estimated useful economic life of the landfill.

Remedial liabilities, including Superfund liabilities — The Company periodically evaluates potential remedial liabilities at sites that it owns or operates and at sites to which it has transported or disposed of waste, including 67 Superfund sites as of September 30, 2002. Almost all of the issues at Superfund sites relate to allegations that predecessors to the Company transported waste to the facilities in question prior to the acquisition of the alleged PRP by the Company. As described in Note 6, the Company has also assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the Consolidated Financial Statements, based upon management’s judgment and prior experience, for the Company’s best estimate of the liability. Such estimates, which are inherently subject to change, are subsequently revised if and when additional information becomes available.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8    Closure, Post-Closure and Environmental Remediation Liabilities (Continued)

Revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. The Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

Discounted environmental liabilities — When the Company believes that both the amount of a particular environmental liability and the timing of the payments are fixed or reliably determinable, its cost in current dollars is inflated using estimates of future inflation rates (2.4% at September 30, 2002) until the expected time of payment, then discounted to its present value using a risk-free discount rate (4.9% at September 30, 2002). The portion of the Company’s recorded environmental liabilities (including closure, post-closure and remedial obligations) that is not inflated or discounted was approximately $229.5 million at September 30, 2002. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $30.5 million at September 30, 2002. The Company estimates it will provide $111.5 million in additional environmental reserves (including the inflation and discount factors referred to above) over the remaining site lives of its facilities based on current estimated costs.

The Company has recorded liabilities for closure, post-closure and remediation obligations as of September 30, 2002 and December 31, 2001 as follows (amounts in thousands):

	Sept. 30,	Dec. 31,
	2002	2001
Current portion of environmental liabilities	$23,677	$155
Non-current portion of environmental liabilities	243,905	1,726

Total	$267,582	$1,881

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8    Closure, Post-Closure and Environmental Remediation Liabilities (Continued)

In the following table, reserves for environmental matters are classified as of each balance sheet date based on their classification at September 30, 2002. Reserves for closure, post-closure and remediation as of September 30, 2002 and December 31, 2001, respectively, are as follows (in thousands):

	Sept. 30,	Dec. 31,
	2002	2001
Landfill facilities:
Cell closure	$18,900	$—
Facility closure	10,959	—
Post-closure	27,147	—
Remediation	16,924	—

	73,930	—

Non-landfill facilities:
Remediation, closure and post-closure for closed sites	161,320	—
Remediation (including Superfund) for open sites	32,332	1,881

	193,652	1,881

Total	$267,582	$1,881

All of the landfill facilities included in the table above are active as of September 30, 2002.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 9    Redeemable Preferred Stock

The Series C Preferred Stock was issued by the Company on September 10, 2002 to certain affiliates of the Lenders under the Ableco Financing Agreement (see Note 7) pursuant to a Securities Purchase Agreement dated September 6, 2002 between the Company and such investors.

The Series C Preferred Stock is entitled to receive dividends at an annual rate of 6% (which after the first year will accrue and compound), will be mandatorily redeemable after seven years at its stated value and accrued dividends, or at any time after issuance (together with accrued dividends thereon) will be convertible at the holder’s option into shares of the Company’s common stock. The conversion price will initially be $10.50 per share of common stock, subject to customary adjustments for antidilution and potential reset to $8.00 per share if both (i) the Company’s Consolidated EBITDA for the year ending December 31, 2003 is less than $115,000,000 and (ii) the average trading price for the Company’s common stock for the month of December 2003 is less than $27.50. In no event, however, will the Company be obligated to issue more shares of common stock upon the conversion of the Series C Preferred Stock than is permitted under the rules and regulations of The Nasdaq Stock Market. Accordingly, unless the Company’s common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the preferred shares, the maximum number of common shares which may be issued upon conversion of the Series C Preferred Stock will be limited to approximately 2,380,953 shares based upon the $25 million purchase price for the Series C Preferred Stock and the initial conversion price of $10.50 per share. To the extent (if any) that the purchase price of the Series C Preferred Shares, plus the amount of any accrued dividends, would otherwise be convertible into more than the number of shares permitted under Nasdaq rules, and the Company’s common stockholders shall not have approved the issuance of the excess common shares, the Company will be obligated to issue only that approximately 2,380,953 common shares and to pay in cash to the holders of the Series C Preferred Stock the then market value of the additional common shares which can not be issued because of the foregoing limitation.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 9    Redeemable Preferred Stock (Continued)

The terms of the Series C Preferred Stock provide for certain covenants for the benefit of the holders thereof. Among other matters, without the approval of the holders of a majority of the outstanding shares of Series C Preferred Stock, the Company shall not be permitted to (i) pay cash dividends upon its outstanding common stock, (ii) incur indebtedness in excess of indebtedness under the Revolving Credit Facility, the Ableco Financing Agreement, the L/C Facility and certain other forms of permitted indebtedness, (ii) merge or make material acquisitions or dispositions with certain exceptions, (iii) create new classes of preferred stock, or (iv) amend its charter in any manner which would have an adverse effect upon the holders of the Series C Preferred Stock. Should the Company fail to comply with these covenants and fail to cure the default within 30 days of notice from the holders of the Series C Preferred Stock, (i) the dividend rate on the Series C Preferred Stock would increase to 12% per annum until the later of (A) the six-month anniversary of the covenant default or (B) the date on which such covenant default is cured and (ii) the conversion price for the Series C Preferred Stock would decrease (subject to potential subsequent adjustments to the conversion price as described above) to an amount equal to either (A) $8.00 per share of common stock if the conversion price in effect on the date of the covenant default is greater than $8.00 per share of common stock, or (B) 90% of the conversion price in effect on the date of the covenant default if the conversion price in effect on the date of the covenant default is less than or equal to $8.00 per share of common stock. The Series C Preferred Stock is shown net of unamortized issuance costs of $3,000,000.

NOTE 10    Restructuring

For the three and nine months ended September 30, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition of the assets of the CSD. The restructuring charge consists of $250,000 for severance for individuals that were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets.

NOTE 11    Extraordinary Item

Prior to the purchase of the CSD assets and as further discussed in Notes 6 and 7, the Company had outstanding $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9,600,000 of 10.75% economic development revenue bonds (the “Bonds”). The total cost of the extinguishment of that debt was approximately $24,129,000 and consisted of (1) a “Make Whole Payment” for the Subordinated Notes of approximately $16,991,000 (see Note 6), (2) the defeasance costs on the Bonds of approximately $3,057,000, and (3) the write-off of deferred financing costs for both the Subordinated Notes and the Bonds of approximately $4,081,000.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 12    Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes.

In the quarter ended September 30, 2002, the Company reviewed the adequacy of the valuation allowance for deferred taxes. As discussed in Note 2, the Seller was unable to provide historical audited statements of operations and cash flows for the CSD. Accordingly, the Company determined it lacks sufficient verifiable historical taxable income to demonstrate it will be able to utilize the net operating loss (“NOL”) carryforwards of the Company. Accordingly, no tax benefit has been recorded relating to the loss before provision for income taxes and extraordinary item or early extinguishment of debt, for the three and nine months ended September 30, 2002. The actual realization of the NOL carryforwards and other tax assets depends on having future taxable income of the appropriate character prior to their expiration. Should the Company demonstrate the ability to generate future taxable income to utilize the NOL carryforwards, a portion or all of the valuation allowance would be reduced. A portion of the reduction in valuation allowance would be recorded as a tax benefit on the income statement; the portion related to the realization of net deferred tax assets related to the acquisition would be recorded as an adjustment to the purchase price.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 13    Earnings Per Share

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Loss Per-Share

Loss before extraordinary item	$(8,576)
Less preferred stock dividends	200

Basic and diluted loss before extraordinary item	(8,776)	12,153	(0.72)
Extraordinary items	(24,129)	12,153	(1.99)

Basic and diluted loss attributable to common shareholders	$(32,905)	12,153	$(2.71)

	Three Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share

Income before extraordinary item	$404
Less preferred stock dividends	112

Basic income before extraordinary item	292	11,441	0.03
Extraordinary item	—	11,441	—

Basic income attributable to common shareholders	$292	11,441	$0.03

Income before extraordinary item	$404
Less preferred stock dividends	112

Diluted income before extraordinary item	292	13,142	0.02
Extraordinary item	—	13,142	—

Diluted income attributable to common shareholders	$292	13,142	$0.02

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 13    Earnings Per Share (Continued)

	Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Loss Per-Share

Loss before extraordinary item	$(8,335)
Less preferred stock dividends	424

Basic and diluted loss before extraordinary item	(8,759)	12,146	(0.72)
Extraordinary item	(24,129)	12,146	(1.99)

Basic and diluted loss attributable to common shareholders	$(32,888)	12,146	$(2.71)

	Nine Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share

Income before extraordinary item	$1,761
Less preferred stock dividends	336

Basic income before extraordinary item	1,425	11,380	0.13
Extraordinary item	—	11,380	—

Basic income attributable to common shareholders	$1,425	11,380	$0.13

Income before extraordinary item	$1,761
Less preferred stock dividends	336

Diluted income before extraordinary item	1,425	12,429	0.11
Extraordinary item	—	12,429	—

Diluted income attributable to common stockholders	$1,425	12,429	$0.11

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 13    Earnings Per Share (Continued)

The Company has issued options, warrants, convertible preferred stock and redeemable convertible preferred stock which are potentially dilutive to earnings. For the three and nine months ended September 30, 2002, none of the options, warrants or preferred stock are dilutive. For the three and nine months ended September 30, 2001, the warrants and some of the options outstanding are dilutive while the convertible preferred stock is not. Only those options and warrants where the exercise price was less than the average market price of the common shares for the period are included in the above calculations.

ITEM 2.
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

ACQUISITION

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of 56 of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and 73 of its domestic subsidiaries (including the Seller) have been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to the Company free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by the Company as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 50 hazardous waste treatment and disposal facilities including, among others, 21 treatment, storage or disposal facilities (“TSDFs”), six wastewater treatment facilities, nine landfills and four incinerators. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include a landfill in Buttonwillow, California with approximately 10.6 million cubic yards of remaining capacity, a landfill in Lambton, Ontario with approximately 6.1 million cubic yards of remaining capacity which is the largest of the total of three hazardous waste landfills in Canada, three rotary incinerators in Deer Park, Texas which are collectively the largest capacity hazardous waste incinerator in the United States, and an incinerator in Lambton, Ontario which is the largest capacity hazardous waste incinerator in Canada. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

ACQUISITION (Continued)

The primary reasons for the acquisition of the CSD assets were to broaden the Company’s disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions, in Canada and in Mexico, and to significantly expand the Company’s network of hazardous waste disposal facilities. In addition, the Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its site and industrial services. The performance of site and industrial services often involves hazardous waste disposal components that potentially increase the utilization and profitability of the facilities. Finally, the Company believes that the acquisition will result in significant cost savings by allowing the Company to treat hazardous waste internally that the Company previously paid third parties to dispose of because the Company lacked the facilities required to dispose of the waste internally and by eliminating redundant or inefficient transportation costs. The combined Company is expected to have annualized revenue of approximately $730 million, approximately 4,400 employees, and approximately 38,000 customers including a sizable majority of the Fortune 500.

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $9,487,000 for a total purchase price of $43,817,000. In addition, the Company assumed with the transaction certain environmental liabilities valued in accordance with generally accepted accounting principles of approximately $266,000,000.

The Company has allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the initial allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities incurred relating to the CSD assets acquired (in thousands):

Current assets	$85,241
Due from Safety-Kleen Corp.	15,300
Property	160,579
Intangible assets	114,442
Other assets	1,649
Other current liabilities	(57,624)
Environmental liabilities, long-term	(266,031)
Other long-term liabilities	(9,739)

Cost of CSD assets acquired	$43,817

Cash purchase price	$34,330
Estimated transaction costs	9,487

Cost of CSD assets acquired	$43,817

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

ACQUISITION (Continued)

In connection with the acquisition of the CSD assets, the Company recorded acquisition liabilities of $13,208,000 which consisted primarily of increases in environmental liabilities and severance environmental closure and other exit costs to close duplicative facilities and functions. The acquisition closed shortly before quarter end. The Company is still in the process of evaluating and modifying its pre-acquisition plans regarding facilities, functions and resource needs. The following table summarizes the purchase accounting liabilities recorded in connection the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other	Total
	Number of Employees	Reserve	Number of Facilities	Reserve	Reserve
Original reserve established	461	$9,076	8	$3,604	$528	$13,208
Utilized in third quarter 2002	200	170	—	—	48	218

Balance September 30, 2002	261	$8,906	8	$3,604	$581	$12,990

The allocation of the purchase price for the CSD assets and liabilities has not been finalized and could be subject to adjustment. Generally accepted accounting principles allow for the purchase price to be adjusted up to one year subsequent to the acquisition date for pre-acquisition contingent assets and liabilities. Furthermore, the cash portion of the purchase price is subject to adjustment based upon the final calculation of the CSD’s working capital, as defined in the Acquisition Agreement, as of the closing date. Under the Acquisition Agreement, the Seller must deliver to the Company as promptly as practicable and within 120 days after the closing a schedule of such working capital. The Seller has not yet delivered the working capital schedule to the Company; thus, the working capital components remain subject to adjustment. In addition, the Company was required to make estimates of the fair value of assets which it plans to dispose of, the fair value of environmental liabilities, the direct costs of the acquisition and the cost of planned exit activities adjustments. While the Company has made a good-faith attempt to estimate the fair value of these assets and liabilities, the market value of the real property and permits that the Company plans to dispose of is difficult to estimate since there is a limited market for hazardous waste disposal facilities and the Company may not be able to accurately estimate the economic value of those properties to a potential purchaser. Likewise, the fair value of environmental liabilities is difficult to estimate. Prior to the acquisition of the CSD assets, the Company performed significant due diligence regarding the environmental liabilities; however, additional facts learned subsequent to the acquisition date about the nature and extent of environmental liabilities existing at the acquisition date could result in adjustment to the estimate of environmental liabilities that existed as of the acquisition date. The direct costs of the acquisition are estimates and may need to be adjusted based on subsequent receipt of invoices. The Company recorded purchase accounting adjustments based primarily upon a plan to close duplicate facilities and functions and reduce headcount. The cost of this plan is subject to revision as the Company implements the plan.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

ACQUISITION (Continued)

Generally accepted accounting principles require for material business combinations that pro forma results of operations for the current period be presented as though the business combination had been completed at the beginning of the period and corresponding prior period pro forma results of operations be presented as though the combination took place at the beginning of that period. Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide the Company audited balance sheets for the CSD as of the end of each of the CSD’s three most recently completed fiscal years and the Company filed these balance sheets as part of the Form 8-K filed by the Company with the SEC on September 25, 2002. However, due to Safety-Kleen’s material deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. Accordingly the Company is unable to provide pro forma results of operations reflecting the combined operations of the Company and the CSD for any periods prior to the Company’s acquisition of the CSD assets. The Company has received a “no-action letter” from the SEC staff with respect to the periodic reports which the Company will file following the closing. However, until the Company is able to obtain and file audited statements of operations and cash flows of the CSD (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that, during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services, at competitive prices and, in particular, that during the first six months following the closing the BSSD will provide the Company with at least $15 million of disposal business. The Master Waste Disposal Agreement also provides that, during the three-year term of the Agreement, the Company will continue to use at competitive prices the services of the BSSD which were used by the CSD prior to the closing. Accordingly, both the Company and the BSSD should be significant customers of the other for at least the next three years.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

ACQUISITION (Continued)

Under Section 5.15 of the Acquisition Agreement as amended, the Company and the Seller have agreed to certain non-competition and non-solicitation provisions which are intended to separate the respective businesses of the Company and the BSSD for a period of three years after the closing. Under such Section, the Company and the Seller have also agreed during such period not to recruit or otherwise solicit, with certain exceptions, any of their respective employees to leave the employment of the other.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with the Company’s results of operations.

	Percentage of Total Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	7.0	11.1	9.1	9.7
Other costs	68.6	62.6	64.1	62.5

Total cost of revenues	75.6	73.7	73.2	72.2
Selling, general and administrative expenses	18.3	16.7	18.6	17.9
Depreciation and amortization	5.3	4.5	4.9	4.8
Restructuring	0.9	—	0.4	—
Other acquisition costs	4.2	—	2.3	—

Income (loss) from operations	(4.3)%	5.1%	0.6%	5.1%

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Other Data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (in thousands)	$817	$5,933	$10,920	$17,348

Revenues

Revenues for the third quarter of 2002 were $83,365,000 compared to $61,659,000 for the third quarter of 2001, an increase of $21,706,000 or 35.2%. Revenues for the first nine months of 2002 were $196,789,000 compared to $175,777,000 for the first nine months of 2001, an increase of $21,012,000 or 11.9%. These increases were almost entirely due to the acquisition and operation of the assets of the CSD.

The revenues for the three and nine months ended September 30, 2002 were less than anticipated when revenues for the three and nine months ended September 30, 2001 are added to the expected revenues of the former CSD from the acquisition date through September 30, 2002. Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. The installation of new software applications and supporting information technology infrastructure as well as employee training and learning curves adversely impacted productivity at many locations in the initial weeks after the acquisition. These productivity issues extended from the acquisition date and continues to some extent through the date of this filing; however, the Company has made significant progress in integrating the operations of the former CSD into the Company’s business and financial reporting systems. The Company anticipates that all major systems for operations within the U.S. and certain systems in Canada will be substantially integrated and efficiently operating by December 31, 2002. The systems and integration issues resulted in some orders being delayed or slowed. The delay or disposal of less waste when combined with the Company’s policy not to recognize revenue until the waste is disposed of, resulted in the recognition of less revenue than expected. As the Company resolves systems and integration issues, future period revenues will benefit as the amount of deferred revenue decreases from the amount recorded as of September 30, 2002.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Revenues (Continued)

In addition, revenues for the three and nine months ended September 30, 2002 were negatively impacted by the need to perform scheduled major maintenance at all acquired incinerator locations. The incinerators were out of service from four to fourteen days each.

The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition.

The Company is currently making significant efforts to consolidate CSD customer master file information and analyze and resolve pricing inconsistencies. As of this filing date, no overall conclusion can be drawn regarding the impact of conforming pricing with the former CSD operations or between the former CSD and the Company.

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

Cost of Revenues

Cost of revenues for the third quarter of 2002 was $63,015,000 compared to $45,412,000 for the third quarter of 2001, an increase of $17,603,000. As a percentage of revenues, cost of revenues increased from 73.7% for the quarter ended September 30, 2001 to 75.6% for the quarter ended September 30, 2002. One of the largest components of cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenues decreased from 11.1% for the quarter ended September 30, 2001 to 7.0% for the quarter ended September 30, 2002. This decrease in disposal expense is due to the Company internalizing the cost of waste disposal subsequent to the acquisition of the CSD assets that the Company sent to third parties prior to the acquisition. The Company anticipates disposal costs paid to third parties will decrease significantly as the Company plans to optimize internal waste disposal at the facilities acquired. In addition, the Company believes that the percentage relationship between disposal costs and transportation costs to revenue will change as the new and expanded waste treatment capabilities (such as landfill and waste water treatment) are reflected in its revenue mix. Other costs of revenues as a percentage of revenues increased from 62.6% for the quarter ended September 30, 2001 to 68.6% for the quarter ended September 30, 2002. This increase relates primarily to shut down maintenance and repair expenses at the four acquired CSD incinerators as well as operational start-up expenses at other locations.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Cost of Revenues (Continued)

Cost of revenues were $144,005,000 for the nine months ended September 30, 2002 compared to $126,973,000 for the nine months ended September 30, 2001, an increase of $17,032,000. As a percentage of revenues, cost of revenues increased from 72.2% for the nine months ended September 30, 2001 to 73.2% for the nine months ended September 30, 2002. Disposal costs paid to third parties as a percentage of revenues decreased from 9.7% for the nine months ended September 30, 2001 to 8.9% for the nine months ended September 30, 2002. This decrease in disposal expense is due to the Company internalizing the cost of waste disposal subsequent to the acquisition that the Company sent to third parties prior to the acquisition. Other cost of revenues as a percentage of revenues increased from 62.5% for the nine months ended September 30, 2001 to 64.3% for the nine months ended September 30, 2002 as a result of shutdown maintenance and repair expenses at the four acquired CSD incinerations as well as start-up expenses at other locations.

The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company continues to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In addition, the Company has an on-going strategic sourcing initiative in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where the Company is currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that the Company uses through reducing the number of purchase orders that must be prepared and invoices that must be processed. The acquisition significantly increases the Company’s spending on purchased goods and services. The Company plans to redouble its efforts to achieve cost savings relating to purchased goods and services through the strategic sourcing initiative. No assurance can be given that the Company’s efforts to manage future operating expenses will be successful.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $10,314,000 for the quarter ended September 30, 2001 to $15,295,000 for the quarter ended September 30, 2002, an increase of $4,981,000 or 48.3%. Selling, general and administrative expenses increased reflecting approximately three weeks of post-acquisition activity plus costs incurred prior to the acquisition in order to have the required infrastructure in place as of the acquisition date.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Selling, General and Administrative Expenses (Continued)

Selling, general and administrative expenses increased from $31,456,000 for the nine months ended September 30, 2001 to $36,521,000 for the nine months ended September 30, 2002, an increase of $5,065,000 or 16.1%. The increase represents approximately three weeks of post-acquisition levels of activity plus costs incurred prior to the acquisition in order to have the required infrastructure in place as of the acquisition date. In addition, health insurance costs for the nine months ended September 30, 2002 increased as compared to the same period of the prior year. Partially offsetting this increase were costs incurred in the first half of 2001 for the settlement of two legal matters and expenses incurred relating to the refinancing of the Senior Notes which were outstanding prior to April 2001.

Depreciation and Amortization

Depreciation and amortization expense increased from $2,794,000 for the quarter ended September 30, 2001 to $4,400,000 for the quarter ended September 30, 2002, an increase of $1,606,000 or 57.4%. The increase was primarily due to the increases in depreciation and amortization due to the acquisition. Partially offsetting these increases were a decrease due to no goodwill being amortized in the third quarter of 2002 as a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, while amortization of goodwill for the third quarter of 2001 was $192,000. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment.

Depreciation and amortization expense increased from $8,342,000 for the nine months ended September 30, 2001 to $9,744,000 for the nine months ended September 30, 2002, an increase of $1,402,000 or 16.8%. The increase was primarily due to the increases in depreciation and amortization due to the acquisition of the CSD assets. Partially offsetting these increases were a decrease due to no goodwill being amortized for the nine months ended September 30, 2002 due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” while amortization of goodwill for the nine months of 2001 was $575,000.

Restructuring

For the three and nine months ended September 30, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition. The restructuring charge consists of $250,000 for severance for individuals that were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close sales offices and parts of facilities that were operated by the Company prior to the acquisition and that became duplicative.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Other Acquisition Costs

Other acquisition costs were $3,488,000 and $4,593,000 for the three and nine months ended September 30, 2002, respectively. The primary components of these costs were outside consultant services and expenses related to integration planning.

Interest Expense, Net

Interest expense net of interest income was $2,983,000 for the third quarter of 2002 as compared to $2,553,000 for the third quarter of 2001, an increase of $430,000 or 16.8%. The increase in interest expense was due to higher average balances owed in the third quarter of 2002 as compared to the third quarter of 2001 as a result of the refinancing of the Company’s debt relating to the Company’s acquisition of the CSD assets.

Interest expense net of interest income was $7,340,000 for the nine months ended September 30, 2002 as compared to $7,143,000 for the nine months ended September 30, 2001, an increase of $197,000 or 2.8%. The increase in interest expense was due to higher average balances owed for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 as a result of the refinancing of the Company’s debt relating to the acquisition of the CSD assets.

Based on current interest rates, the balance of loans outstanding at September 30, 2002 plus the additional $42,745,000 of borrowings that will be required in March 2003 under the Revolving Credit Agreement in order to fund additional cash collateral for the letter of credit facility, the Company estimates that interest expense for 2003 will be approximately $22 million.

Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes.

In the quarter ended September 30, 2002, the Company reviewed the adequacy of the valuation allowance for deferred taxes. As discussed in Note 2, the Seller was unable to provide historical audited statements of operations and cash flows for the CSD. Accordingly, the Company determined it lacks sufficient verified historical taxable income to demonstrate it will be able to utilize the net operating loss (“NOL”) carryforwards of the Company. Accordingly, no tax benefit has been recorded relating to the loss before benefit for income taxes and extraordinary item, early extinguishment of debt, for the three and nine months ended September 30, 2002. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. Should the Company demonstrate the ability to generate future taxable income to utilize the NOL carryforwards, a

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Income Taxes (Continued)
portion or all of the valuation allowance would be reduced and the tax benefit would be recorded in future periods.

Extraordinary Item

Prior to the purchase of the CSD and as further discussed in Notes 6 and 7 to the financial statements, the Company had outstanding $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9,600,000 of 10.75% economic development revenue bonds (the “Bonds”). The total cost of the extinguishment of that debt was approximately $24,129,000 and consisted of (1) a “Make Whole Payment” for the Subordinated Notes of $16,991,000 (see Note 6), (2) the defeasance costs on the Bonds of approximately $3,057,000, and (3) the write-off of deferred financing costs on both the Subordinated Notes and the Bonds of approximately $4,081,000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Factors Associated with the Acquisition

The acquisition of the CSD assets made the Company the largest operator of hazardous waste disposal facilities in North America with projected annualized revenue of approximately $730,000,000. While the Company believes that the acquisition has the potential to generate significant value for stockholders, the proposed acquisition also presents certain risks.

Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial weeks of the integration. The Company anticipates that all major systems for operations within the U.S. and certain systems in Canada will be substantially integrated and efficiently operating by December 31, 2002. However, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, increases the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations, increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. If any significant delay should occur in such integration, such delay

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS (Continued)

Factors Associated with the Acquisition (Continued)

could have a material adverse affect on the Company’s results of operations and cash flows. Furthermore, Safety-Kleen’s deficiencies in financial systems, processes and related internal controls increase the risk that the unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen provided to the Company are not accurate. Prior to the acquisition, the Company conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

The integration of the operations of the former CSD into the Company has required and will continue to require significant effort by key employees of the Company. Accordingly, if the Company were not able to retain key employees during the integration period, this could adversely affect such integration and therefore the Company’s operations and cash flows.

As part of the acquisition, the Company assumed approximately $266,000,000 of environmental liabilities of which $74,000,000 relate to landfills. Certain of the liabilities are calculated on a present value basis in accordance with generally accepted accounting principles (which take into consideration both the amount of such liabilities and the timing when it is projected that the Company will be required to pay such liabilities). The Company performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company now anticipates such liabilities will be payable over many years and that cash flows generated from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

The rules of the SEC require the Company to file, as part of the Company’s periodic reports and registration statements for securities offerings, audited financial statements for the acquired business. As previously noted, Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. Safety-Kleen provided the Company audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years ended August 31, 2001, but due to Safety-Kleen’s material deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. The Company has received a “no-action letter” from the SEC staff with respect to the periodic reports which the Company will file following the closing. However, until the Company is able to obtain and file audited statements of operations and cash flows of the CSD (on a separate basis for any relevant periods prior to the

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS (Continued)

Factors Associated with the Acquisition (Continued)

closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

The Company and the CSD prior to the acquisition provided services to certain customers which used both companies in order to ensure competitive pricing and reduce the risk that either company would not be able to perform all of the services required by such customers. Subsequent to the acquisition, a portion of those customers may seek to place some business with other vendors so that such customers can continue to maintain more than one source of supply for environmental services. This could cause the results from operations and cash flows of the Company to be less than anticipated based upon the prior separate operations of the Company and the CSD.

The Company is required to carry significant amounts of insurance and occasionally post bid and performance bonds. The Company’s ability to continue conducting its operations could be adversely affected if the Company should become unable to obtain sufficient insurance or surety bonds at reasonable premiums and cash collateral levels to meet its business and regulatory requirements in the future. The availability of insurance may be influenced by developments within the insurance industry itself, as well as the insurers’ or sureties’ assessment of their risk of loss with the Company. Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. The Company’s total closure and post-closure costs requiring financial assurance by regulators are now approximately $266 million. The Company has placed most of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company. At September 30, 2002, the Company was required to post letters of credit of $47 million under the insurance policies and is required to post an additional $41.5 million in March 2003.

The Company has a high ratio of total liabilities (including the present value of the assumed environmental liabilities calculated as described above) to stockholders’ equity. This high ratio increases the risk that unexpected events could have a materially adverse affect on the Company’s financial condition.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS (Continued)

Other Factors

The Company’s future operating results may also be affected by a number of factors, including the Company’s ability to: utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing and acquired sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the site and industrial services business.

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

Typically during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the northern U.S. and Canada and increased possibility of unplanned weather related plant shutdowns.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, the Company generated $20,643,000 of cash from operations. Sources of cash included non-cash expenses of $9,744,000 for depreciation. Other sources of cash included increases in accounts payable of $7,425,000 and increases in other accrued expenses of $7,056,000. Offsetting a net loss for the period ended September 30, 2002 of $32,464,000 was $24,129,000 associated with extinguishing the Company’s debt.

For the nine months ended September 30, 2002, the Company used $99,425,000 of cash in investing activities. This consisted primarily of cash expended relating to the acquisition of the assets of the CSD of $39,910,000 and restricted investments purchased of $52,549,000 to support the letters of credit issued relating to financial assurance for closure and post-closure obligations.

For the nine months ended September 30, 2002, the Company obtained funds from financing activities of $99,621,000. Sources of cash from financing activities was primarily due to the issuance of the $115,000,000 of Senior Loans, $40,000,000 from the issuance of the Subordinated Notes, and $25,000,000 from the issuance of redeemable preferred stock. The primary uses of cash from financing activities offsetting the sources of cash was $56,424,000 which was used to repay obligations outstanding immediately prior to the refinancing of the debt relating to the acquisition of the assets of the CSD, and $20,048,000 of prepayment penalties for the debt.

For the nine months ended September 30, 2002, cash on hand increased from $6,715,000 at December 31, 2001 to $27,554,000 as of September 30, 2002 as a result of the previously discussed sources and uses of cash.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

For the nine months ended September 30, 2001, the Company used $4,773,000 in investing activities which consisted of $4,859,000 of additions to property, plant and equipment and an increase in restricted investments of $22,000 relating to interest earned on the debt service reserve fund for the industrial revenue bonds. These sources of funds were partially offset by proceeds from the sale of fixed assets of $108,000.

For the nine months ended September 30, 2001, the Company used $2,631,000 in financing activities. As further discussed in the Form 10-K for the period ended December 31, 2001, the Company redeemed $50,000,000 of Senior Notes on April 30, 2001. Sources of funds consist of the issuance of Subordinated Notes of $35,000,000, borrowings under the $19,000,000 Term Note, net borrowings under the revolving line of credit of $17,000, proceeds from the employee stock purchase plan of $141,000 and proceeds from the exercise of stock options of $75,000. In addition, the Company improved its cash management program, which provided a source of funds relating to uncashed checks of $2,313,000. The cash management program allows for funds to be transferred from the revolving line of credit to cover checks presented to the bank for payment. These sources of funds together with cash generated from operations were used to redeem the $50,000,000 of Senior Notes, to reduce long-term obligations by $6,181,000, to fund the cost of refinancing the long-term debt of $2,884,000 and to pay the third quarter preferred stock dividend of $112,000.

As further discussed in the Form 10-K dated December 31, 2001, the Company previously had a $51,000,000 Loan Agreement (the “Loan Agreement”) with Congress Financial Corp. (New England) (the “Lender”). The Loan Agreement provided for a $30,000,000 revolving credit facility (the “Revolver”), a $19,000,000 term note and a $3,000,000 term note. The Revolver allowed the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit could not exceed $20,000,000 at any one time. At December 31, 2001, borrowings on the Revolver were zero, letters of credit outstanding were $9,674,000 and the amount available to borrow was $20,326,000. On September 10, 2002, the Company’s debt under the Loan Agreement was replaced by a new Revolving Credit Facility as described below.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At December 31, 2001, the Company also had outstanding $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $ 9,700,000 of industrial revenue bonds (the “Bonds”). The Subordinated Notes were repaid, and the Bonds were defeased, on September 10, 2002 with funds then raised as discussed below. The Bonds required the Company to maintain $750,000 in a debt service reserve held by the trustee for the benefit of the bondholders. That debt service reserve fund was released as part of the defeasance of the Bonds.

In order to finance the cash portion of the purchase price for the CSD assets, refinance all of the Company’s previously outstanding debt, provide cash collateral for letters of credit to support the financial assurances which the Company must provide to governmental entities for the Company’s licensed hazardous waste facilities, pay transaction costs and provide for adequate future working capital, the Company raised $280,000,000 of total financings (which amount includes $20,000,000 of additional loans under the Ableco Financing Agreement described below which closed within three days after the initial closing of such Agreement on September 10, 2002). The $280,000,000 of total financings consist of a $100,000,000 three-year revolving credit facility (the “Revolving Credit Facility”), $115,000,000 of three-year non-amortizing term loans (the “Senior Loans”), $40,000,000 of five-year non-amortizing subordinated loans (the “Subordinated Loans”), and $25,000,000 of redeemable Series C convertible preferred stock (the “Series C Preferred Stock”, see “Redeemable Preferred Stock” below). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100,000,000 of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letter of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility.    The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002 between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allows the Company to borrow up to $100,000,000 in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20,000,000 in Canadian dollars and a line for the Company and its US subsidiaries equal to $100,000,000 in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20,000,000. At September 30, 2002, letters of credit outstanding were $5,776,000 and the Company had approximately $62,976,000 available to borrow. This consisted of borrowing availability in the U.S. of approximately $52,084,000 and availability in Canada of approximately $10,892,000 (USD). The Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.0%, with the balance at prime. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company’s obligations under the Revolving Credit Facility are secured by a first security interest in the Company’s accounts receivable and a second security interest in substantially all of the Company’s other assets (exclusive of real estate, rolling stock and cash collateral provided by the Company to the issuer of the letters of credit under the L/C Facility). The Revolving Credit Facility provides for certain covenants including, among others, requiring the Company to maintain (i) consolidated annualized or rolling four quarters earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $56,000,000 for purposes of calculating the annualized EBITDA as of the completion of the fiscal quarter ending December 31, 2002 and increasing in approximately equal quarterly increments to not less than $170,000,000 for purposes of calculating the rolling four quarters EBITDA as of the completion of the fiscal quarter ending December 31, 2007, and (ii) an annualized four quarters rolling fixed charge coverage ratio of not less than 0.65 to 1.0 for the fiscal quarter ending December 31, 2002 and increasing in approximately equal quarterly increments to not less than 1.5 to 1.0 for each fiscal quarter ending after December 31, 2004. The covenants generally provide for annualized, rather than rolling four quarters, calculations for each of the first four fiscal quarters commencing on and after October 1, 2002 because, while the closing on September 10, 2002 of the financings related to the CSD asset acquisition significantly increased the Company’s level of total outstanding debt and interest costs, the anticipated increases in the Company’s EBITDA resulting from the acquisition commenced only with the acquisition and are not reflected in the Company’s results of operations for prior periods of 2002.

Senior Loans and Subordinated Loans.    Both the Senior Loans and the Subordinated Loans were provided under a Financing Agreement dated September 6, 2002 (the “Ableco Financing Agreement”) between the Company, the Lenders thereunder and Ableco Finance LLC as Agent for the Lenders. The Senior Loans bear interest at an annual rate of LIBOR plus 7.25%, and the Subordinated Loans bear interest at an annual rate of 22.0% (of which up to one-half may be either paid in cash or in kind at the Company’s option).

The Senior Loans and the Subordinated Loans are secured by a first security or mortgage interest in substantially all of the Company’s assets, except for second security interests in the Company’s accounts receivable in which the Agent under the Revolving Credit Facility has a first security interest and the cash collateral provided by the Company to the issuer of letters of credit under the L/C Facility in which such issuer has a first security interest. The Ableco Financing Agreement provides for certain covenants including, among others, requiring the Company to maintain (i) consolidated annualized or rolling four quarters EBITDA of not less than $56,000,000 for purposes of calculating the annualized EBITDA as of the completion of the fiscal quarter ending December 31, 2002 and increasing in approximately equal quarterly increments to not less than $170,000,000 for purposes of calculating the rolling four quarters EBITDA as of the completion of the fiscal quarter ending December 31, 2007, (ii) an annualized

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

or rolling four quarters fixed charge coverage ratio of not less than 0.65 to 1.0 for the fiscal quarter ending December 31, 2002 and increasing in approximately equal quarterly increments to not less than 1.5 to 1.0 for each fiscal quarter ending after December 31, 2004, and (iii) a ratio of consolidated funded indebtedness to either consolidated annualized or rolling four quarters EBITDA of not more than 3.5 to l.0 for the fiscal quarter ending December 31, 2002 and decreasing in approximately equal quarterly increments to not more than 1.5 to l.0 for each fiscal quarter ending on or after December 31, 2004.

L/C Facility.    The L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100 million of letters of credit at the Company’s request provided that the Company provides cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company paying Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof). At September 30, 2002, letters of credit outstanding were $41,500,000. The term of the L/C Facility will expire will expire on September 9, 2005.

The Company currently estimates that 2003 capital spending will be between $30 and $35 million and environmental spending will be between $20 and $25 million; however, since the Company has not completed its spending budgets for 2003, these amounts should be viewed as preliminary estimates. The Company will report revised 2003 capital and environmental spending amounts when it files the Form 10-K for the year ended December 31, 2002 with the Securities and Exchange Commission.

The Company believes that cash generated from operations in the future, together with availability under its Revolving Credit Agreement, will be sufficient to operate the business, fund capital expenditure and fund the payment of environmental liabilities when required.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The following table has been included to assist the reader in analyzing the debt obligations of the Company and the Company’s ability to meet the debt obligations (in thousands):

Contractual Obligations		Less than 1 year	1-3 years	4-5 years	After 5 years
	Total
Long-term debt	$155,000	$—	$115,000	$40,000	$—
Redeemable preferred stock	25,000	—	—	—	25,000

Total	$140,000	$—	$115,000	$—	$25,000

The following table has been included to assist the reader in understanding other contractual obligations of the Company and the Company’s ability to meet these obligations (in thousands):

Other Commercial Commitments		Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Standby letters of credit	$54,275	$54,275	$ —	$—	$—

Total commercial commitments	$54,275	$54,275	$ —	$—	$—

At September 30, 2002, the Company had $267,582,000 of environmental liabilities. Due to the short period of time since the acquisition of the assets of the CSD, the Company has not yet completed its long term environmental spending budget. The Company estimates that environmental spending for the next year will be approximately $24,000,000.

Stockholders’ equity was $17,068,000 at September 30, 2002, or $1.41 per diluted share compared to $49,569,000 at December 31, 2001, or $3.91 per diluted share. Stockholders’ equity decreased due to the loss for the nine months ended September 30, 2002 of $24,129,000 (which loss resulted primarily from the cost of extinguishing the Company’s previously outstanding debt as described above under “RESULTS OF OPERATIONS – Extraordinary Item”).

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the January 15 and April 15, 2001 dividends in common stock due to restrictions under its loan agreements then in place for which the Company issued 59,438 and 45,597 shares of common stock to the holders of the Series B

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Preferred Stock in the periods ended March 31 and June 30, 2001, respectively. The Company resumed paying dividends in cash commencing with the July 15, 2001 dividend, and the Company anticipates that dividends on the Series B Preferred Stock will be paid in cash for the foreseeable future.

Redeemable Preferred Stock.    The Series C Preferred Stock was issued by the Company on September 10, 2002 to certain affiliates of the Lenders under the Ableco Financing Agreement pursuant to a Securities Purchase Agreement dated September 6, 2002 between the Company and such investors.

The Series C Preferred Stock is entitled to receive dividends at an annual rate of 6% (which after the first year will accrue and compound), will be mandatorily redeemable after seven years at its stated value plus accrued dividends, or at any time after issuance (together with accrued dividends thereon) will be convertible at the holder’s option into shares of the Company’s common stock. The conversion price will initially be $10.50 per share of common stock, subject to customary adjustments for antidilution and potential reset to $8.00 per share if both (i) the Company’s Consolidated EBITDA for the year ending December 31, 2003 is less than $115 million and (ii) the average trading price for the Company’s common stock for the month of December 2003 is less than $27.50. In no event, however, will the Company be obligated to issue more shares of common stock upon the conversion of the Series C Preferred Stock than is permitted under the rules and regulations of The Nasdaq Stock Market. Accordingly, unless the Company’s common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the preferred shares, the maximum number of common shares which may be issued upon conversion of the Series C Preferred Stock will be limited to approximately 2,380,953 shares based upon the $25 million purchase price for the Series C Preferred Stock and the initial conversion price of $10.50 per share. To the extent (if any) that the purchase price of the Series C Preferred Shares, plus the amount of any accrued dividends, would otherwise be convertible into more than the number of shares permitted under Nasdaq rules, and the Company’s common stockholders shall not have approved the issuance of the excess common shares, the Company will be obligated to issue only that approximately 2,380,953 common shares and to pay in cash to the holders of the Series C Preferred Stock the then market value of the additional common shares which can not be issued because of the foregoing limitation.

The terms of the Series C Preferred Stock provide for certain covenants for the benefit of the holders thereof. Among other matters, without the approval of the holders of a majority of the outstanding shares of Series C Preferred Stock, the Company shall not be permitted to (i) pay cash dividends upon its outstanding common stock, (ii) incur indebtedness in excess of indebtedness under the Revolving Credit Facility, the Ableco Financing Agreement, the L/C Facility and certain other forms of permitted indebtedness, (ii) merge or make material acquisitions or dispositions with certain exceptions, (iii) create new classes of preferred stock, or (iv) amend its charter in any manner which would have an adverse effect upon the holders of the

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Series C Preferred Stock. Should the Company fail to comply with these covenants and fail to cure the default within 30 days of notice from the holders of the Series C Preferred Stock, (i) the dividend rate on the Series C Preferred Stock would increase to 12% per annum until the later of (A) the six-month anniversary of the covenant default or (B) the date on which such covenant default is cured and (ii) the conversion price for the Series C Preferred Stock would decrease (subject to potential subsequent adjustments to the conversion price as described above) to an amount equal to either (A) $8.00 per share of common stock if the conversion price in effect on the date of the covenant default is greater than $8.00 per share of common stock, or (B) 90% of the conversion price in effect on the date of the covenant default if the conversion price in effect on the date of the covenant default is less than or equal to $8.00 per share of common stock.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 are effective for fiscal years beginning after December 15, 2001, and the Standard was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 did not materially affect the Company’s results. The Company has determined the adoption of SFAS No. 142 will eliminate amortization of goodwill expense of $767,000 in 2002. The Company tested goodwill for impairment as of December 31, 2001 using the criteria set forth under SFAS No. 142. Based on the results of the impairment test, the Company does not expect to record an impairment charge in 2002 relating to goodwill. See Note 5 for the effect of the implementation of SFAS No. 142 on the periods presented.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company is currently studying SFAS No. 143, and the Company plans to

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

adopt the Statement in the first quarter of 2003. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. The Company adopted this statement in the first quarter of 2002. SFAS No. 144 had no impact on results of operations or financial condition for the three and nine month periods ended September 30, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has not yet determined the impact the Statement will have on results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact the SFAS will have on results of operations or financial condition.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk on the interest rate that it pays on its debt due to charges in the general level of interest rates. At September 30, 2002, the Company had borrowed $40,000,000 of Subordinated Notes at a coupon of 22.0% due in 2007. The following table presents the average interest rates and scheduled maturity dates of the Company’s fixed rate borrowings at September 30, 2002. (dollars in thousands):

Scheduled Maturity Dates	2002	2003	2004	2005	2006	Thereafter	Total
Subordinated Notes	$—	$—	$—	$—	$—	$40,000	$40,000

Weighted average interest rate on fixed rate borrowings	—	22.0%	22.0%	22.0%	22.0%	22.0%	—

In addition to the fixed rate borrowings described in the table above, the Company had at September 30, 2002 borrowings at variable interest rates of $115,000,000 that bore interest at LIBOR (1.81%) at September 30, 2002, plus 7.25%. The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balance outstanding at September 30, 2002 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on September 30, 2002, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

	Principal	Interest if	Interest if	Interest if
	Balance	Interest Rates	Interest Rates	Interest Rates
Description of Debt	September 30, 2002	Remain Unchanged	Increase 200 b.p.	Decrease 200 b.p.
Senior Loans	$115,000	$10,419	$12,719	$8,119

The Company is subject to market risk arising from transactions in foreign currencies relating to its Canadian Subsidiaries; however, the Company has not entered into any derivative or hedging transactions since it views its investment in the Subsidiaries as a long-term investment.

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

ITEM 4.    CONTROLS AND PROCEDURES

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial weeks of the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and anticipates that all major systems for operations within the U.S. and certain systems in Canada will be substantially integrated and efficiently operating by December 31, 2002. However, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, increases the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations, increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen’s preexisting deficiencies in financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen has provided to the Company are not accurate. Prior to the acquisition, the Company conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

The Company does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud. “Internal controls” are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all so as to permit the preparation of financial statements in conformity with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can

CLEAN HARBORS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

ITEM 4.    CONTROLS AND PROCEDURES (Continued)

provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that while the Company’s disclosure controls and procedures are substantially effective for these purposes as of the date of the evaluation, the Company should continue its efforts to further improve its disclosure controls and procedures.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, other than the ongoing actions described above, many of which were begun prior to the most recent evaluation date.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings—See Note 6 to the financial statements.

Item 2—Changes in Securities—See Notes 7 and 9 to the financial statements

Item 3—Defaults Upon Senior Debt—None

Item 4—Submission of Matters to a Vote of Security Holders—None

Item 5—Other Information—None

Item 6—Exhibits and Reports on Form 8-K

a.    Exhibits—None

b.    Reports on Form 8-K

On September 25, 2002, the Company filed a current report on Form 8-K pursuant to Items 2 and 7 of that Form describing the Company’s acquisition on September 7, 2002 of the assets of the Chemical Services Division of Safety-Kleen Corp. (the “CSD”). Such report included audited balance sheets of the CSD, together with the notes thereto and a report thereon of Arthur Andersen LLP, as at the completion of each of the CSD’s fiscal years ended August 31, 2001, 2000 and 1999.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

Dated: November 18, 2002	By: /s/ ALAN S. MCKIM
Alan S. McKim
President and
Chief Executive Officer

Dated: November 18, 2002	By: /s/ ROGER A. KOENECKE
Roger A. Koenecke
Senior Vice President and
Chief Financial Officer

CERTIFICATIONS

I, Alan S. McKim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clean Harbors, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002	/s/ ALAN S. MCKIM
Alan S. McKim
President and
Chief Executive Officer

I, Roger A. Koenecke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clean Harbors, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002	/s/ ROGER A. KOENECKE
Roger A. Koenecke
Senior Vice President and
Chief Financial Officer

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that, to his knowledge, this Quarterly Report on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Clean Harbors, Inc.

Date: November 18, 2002	/s/ ALAN S. MCKIM
Alan S. McKim
Chief Executive Officer

Date: November 18, 2002	/s/ ROGER A. KOENECKE
Roger A. Koenecke
Chief Financial Officer