Form 10-K
period 2002-12-31
CLEAN HARBORS INC
filed 2003-04-10
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NO. 0-16379

CLEAN HARBORS, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2997780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1501 Washington Street Braintree, Massachusetts	02184-7535
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (781) 849-1800 ext. 4454

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

On June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $89,759,000. Reference is made to Part III of this report for the assumptions on which this calculation is based.

On March 5, 2003 there were outstanding 13,389,850 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 2003) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2002

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed by the Company in the fiscal year 2003.

PART I

ITEM 1.     BUSINESS

Clean Harbors, Inc., through its subsidiaries (collectively, the “Company”), is managed in two major segments, Technical Services and Site Services, which provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Mexico and Puerto Rico. The Company’s shares of common stock trade on the Nasdaq National Market under the symbol CLHB. Following the acquisition described below, the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment facilities in North America. The Company has a network of 52 active hazardous waste management properties. Services offered at these properties include incineration at five facilities, nine commercial landfills, 12 wastewater treatment operations, 23 transportation, storage and disposal facilities (“TSDFs”), and six locations specializing in PCB management. Some properties offer multiple capabilities. In addition, the Company has 50 service centers and satellite locations and has five corporate and regional offices. These properties are located in 36 states, six Canadian provinces, Mexico and Puerto Rico.

The Company was incorporated in Massachusetts in 1980 and its principal offices are located in  Braintree, Massachusetts. The Company maintains a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website (http://www.sec.gov), the Company provides free access to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC.

Acquisition

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries, substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Seller) have been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to the Company free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by the Company as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 21 TSDFs (four of which have since been closed by the Company), nine commercial landfills, four incinerators and six wastewater treatment facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.5 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 6.0 million cubic yards of remaining capacity which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas, which is the largest hazardous waste incinerator in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and in Lambton, Ontario. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

The primary reasons for the acquisition of the CSD assets were to broaden the Company’s disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand the Company’s network of hazardous waste disposal facilities. In addition, the Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its site and industrial services. The performance of site and industrial services often involves hazardous waste disposal components that potentially increase the utilization and profitability of the facilities. Finally, the Company believes that the acquisition will result in significant cost savings by allowing the Company to treat and dispose of hazardous waste internally, which the Company previously paid third parties because the Company lacked the facilities required to dispose of the waste internally.

The Company also believes that the purchase price paid for the CSD assets was very favorable to the Company. Safety-Kleen was highly motivated to sell the CSD assets in order to facilitate its own Chapter 11 reorganization. Only a limited number of major environmental services firms (including the Company) were qualified to bid for the CSD assets because the successful bidder was required to be acceptable to numerous environmental regulatory agencies in order to own and operate the licensed hazardous waste facilities included in the CSD assets, and the Company was qualified to evaluate and subsequently manage the significant environmental liabilities of the CSD required to be assumed by the purchaser as part of the purchase price for the transaction.

Business Strategy

The Company’s strategy is to develop and maintain an ongoing relationship with a diversified group of customers who have recurring needs for environmental services. The Company seeks to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. The Company’s strategy also includes realizing synergies from the CSD acquisition, and achieving growth through expanding the network of service centers it operates, penetrating the industrial maintenance services market, improving utilization of existing facilities by increasing volumes of waste processed, developing new waste management services, capitalizing on industry consolidation and providing e-commerce solutions. The Company also anticipates additional growth through strategic acquisitions.

Realize Synergies.    The Company believes that significant synergies exist between the Company and the acquired CSD assets. The acquisition became effective on September 7, 2002 and the Company plans to continue to reduce expenses by use of common information management systems and by internally treating and disposing of waste previously sent to third parties by both the Company and CSD. The Company also plans to continue to eliminate duplicate costs relating to overlapping operations on a geographic basis, and to continue to eliminate redundant selling, general and administrative expenses. The integration of operations of the CSD acquisition and reduction of the combined entities operating costs are ongoing; however, much progress was achieved during the fourth quarter of 2002. There are significant risk factors associated with this acquisition. See “Factors That May Affect Future Results” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expand Network of Service Centers.    The Company believes that its Site Services Division has a competitive advantage when service centers are located near a TSDF. The Company now has 23 TSDFs and 50 service centers. By opening additional service centers close to the TSDFs it now operates, the Company believes that it can, with minimal expenditure of funds, increase its market share of site services. Much of the additional waste that is generated can be sent to existing facilities at competitive transportation costs to increase the utilization of the plants and thereby increase their profitability.

Penetrate the Industrial Maintenance Services Market.    In 1999, the Company added to its service offerings industrial cleaning and maintenance. The Company believes that industrial maintenance services offer significant opportunities for growth for the Company because of the multi-billion dollar size of the market and the Company’s small current penetration of this market. The expansion in industrial maintenance services leverages the Company’s hazardous waste disposal assets because hazardous wastes are often removed in the cleaning process.

Improve Utilization of Existing Waste Facilities.    The Company has a network of 52 active hazardous waste management properties. Services offered at these properties include five incineration facilities, nine commercial landfills, 12 wastewater treatment operations, 23 transportation, storage and disposal facilities, and six locations specializing in PCB management. Some properties offer multiple capabilities. These facilities represent a substantial investment in permits, plants and equipment. This network of facilities provides the Company with significant operating leverage. There are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, the Company can expand the range of treatment services it offers to its customers without the large capital investment necessary to acquire or build new waste management facilities.

Develop New Waste Management Services.    Industrial waste generators are demanding alternatives to traditional waste disposal methods in order to increase recycling and reclamation and to minimize the end disposal of hazardous waste. The Company utilizes its technological expertise and innovation to improve and expand the range of services which it offers to its customers, and to develop less expensive methods of disposing of hazardous waste.

Capitalize on Industry Consolidation.    The Company believes that its large industrial customers increasingly require a comprehensive range of environmental services including: site and facility decontamination, industrial maintenance services, emergency response services, technical services, waste consulting and information management services to be provided by a select number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to its customers’ needs, the Company has increased the range of environmental services it offers. The Company continues to evaluate other business opportunities in order to enhance service to its existing customer base and expand its customer base. In addition, the Company seeks acquisitions within its existing areas of operation in order to obtain incremental market share.

Provide E-commerce Solutions.    The Company enhanced its internet functionality to provide order fulfillment, waste profiling and transportation scheduling. The Company believes its e-commerce capabilities are superior to those of its competitors in the environmental services industry and that increasing the percentage of transactions that utilize e-commerce will result in lower costs of services.

Industry

The hazardous waste industry was “created” in 1976 with the passage of the Resource Conservation and Recovery Act (“RCRA”). These congressional regulations became effective in 1980, requiring waste generators to distinguish between “hazardous” and “non-hazardous” wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. This new regulatory environment, combined with strong economic growth, increased corporate concern surrounding environmental liabilities, and early-stage industry dynamics contributed to a rapid growth in the hazardous waste industry. Initial entrants into the hazardous waste industry realized high profit margins, which attracted a wave of new competition, expanded the industry’s capacity and created an excess supply of services. This overcapacity coincided with the waste minimization efforts of large waste generators, leading to a subsequent decline in prices, operating margins and profits. The Company expects pricing in the industry to stabilize or improve as the industry continues to consolidate, but the Company can not predict when pricing will stabilize or improve.

The largest generators of hazardous waste materials are companies in the chemical and petrochemical, primary metals, paper, furniture, aerospace and pharmaceutical industries. Automotive manufacturers and suppliers, electrical, oil and gas companies are also significant generators of hazardous waste. Many large companies and institutions that produce large amounts of hazardous waste treat or reclaim a large percentage of their own wastes internally as part of the manufacturing process or recycling efforts.

The collection and disposal of solid and hazardous wastes are subject to local, state, provincial and federal requirements, which regulate health, safety, the environment, zoning and land-use.

In the United States, the EPA as well as various other federal, state and local environmental, health and safety agencies and authorities administer these regulations. Included in these regulations are The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”). As part of CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a release of hazardous substances, are made strictly, jointly and severally liable for the clean up costs resulting from releases and threatened releases of CERCLA-regulated “hazardous substances”.

Canadian companies are regulated under the Canadian Environmental Protection Act and specific provincial environmental regulations. In general, these regulations establish requirements controlling releases to air, land and water, provide for worker protection and control the transportation of hazardous waste and materials. Each province has legislation and regulations designed to control hazardous waste generation, management and disposal. Movement of hazardous waste between Canada and the United States is subject to the Canada-USA Agreement on Trans-border Movement of Hazardous Waste. Canada is a signatory to the Basel Convention, which governs international and some domestic activities of signatories. In Canada, responsibility and liability of the waste passes from the generator to the transporter or receiver of the waste, contrary to provisions of CERCLA in the United States.

Services Provided by the Company

The Company provides a wide range of environmental services, and is managed as two major segments: Technical Services and Site Services. Additional segment information can be found in the financial statements and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Technical Services include:

•	treatment and disposal of industrial wastes, which includes physical treatment, resource recovery and fuels blending, incineration, landfills, wastewater treatment, lab chemical disposal and explosives management;

•	collection, transportation and logistics management;

•	specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services; and

•	Apollo Onsite Services, which provides outsourced environmental programs management at customer sites.

These services are provided through a network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers’ waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers, chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

Site Services provide highly skilled experts utilizing specialty equipment and resources to perform services, such as industrial maintenance, surface remediation, groundwater restoration, site and facility decontamination, emergency response, site remediation, transformer decommissioning, and oil disposal.

The Company markets these services through its sales organizations and, in many instances services in one area of the business support or lead to work in other service lines.

The table below shows for each of the three years in the three-year period ended December 31, 2002 the total revenues contributed by the Company’s principal lines of business (in thousands):

	Years Ended December 31,
	2002	2001	2000
Technical Services	$223,902	$122,898	$117,195
Site Services	126,181	128,587	116,064
Other	50	116	207

	$350,133	$251,601	$233,466

Technical Services

Treatment and Disposal

The Company transports, treats and disposes of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. The wastes handled include substances, which are classified as “hazardous” because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. The Company provides final treatment and disposal services designed to manage hazardous and non-hazardous wastes, which cannot be otherwise economically recycled or reused.

The Company operates a network of TSDFs that primarily focus on the collection of waste from smaller to mid-size generators. The TSDFs collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. TSDFs in the United States have Part B permits under RCRA that, among other things, allow the Company to store waste for up to one year for bulking, treatment or transfer purposes. Larger customers typically ship directly to the end disposal sites with full truckloads of material. Depending upon the content, the material collected at the TSDFs is either disposed of at the Company’s incineration, landfill or wastewater treatment facilities, disposed of at end disposal facilities not owned by the Company or recycled.

Waste types processed or transferred in drums or bulk quantities include:

•	flammables, combustibles and other organics;

•	acids and caustics;

•	cyanides and sulfides;

•	solids and sludges;

•	industrial wastewaters;

•	items containing PCBs, such as utility transformers and electrical light ballasts;

•	medical waste;

•	other regulated wastes; and

•	non-hazardous industrial waste.

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

Physical Treatment.    Physical treatment methods include distillation, separation and stabilization. These methods are used to reduce the volume or toxicity of waste material or to make it suitable for further treatment, reuse, or disposal. Distillation uses either heat or vacuum to purify liquids for resale. Separation utilizes techniques such as sedimentation, filtration, flocculation and centrifugation to remove solid materials from liquids. Stabilization refers to a category of waste treatment processes designed to reduce contaminant mobility or solubility and convert waste to a more chemically stable form. Stabilization technology includes many classes of immobilization systems and applications. Stabilization is a frequent treatment method for metal-bearing wastes received at several Company facilities, which treat the waste to meet specific federal land disposal restrictions. After treatment, the waste is tested to confirm that it has been rendered non-hazardous. It can then be sent to a non-hazardous waste landfill, at significantly lower cost than disposal at a hazardous waste landfill.

Resource Recovery and Fuels Blending.    Resource recovery involves the treatment of wastes using various methods, which effectively remove contaminants from the original material to restore its fitness for its intended purpose and to reduce the volume of waste requiring disposal. The Company operates treatment systems for the reclamation and reuse of certain wastes, particularly solvent-based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes.

Spent solvents that can be recycled are processed through thin film evaporators and other processing equipment and are distilled into usable products. Upon recovery of these products, the Company either returns the recovered solvents to the original generator or sells them to third parties. Organic liquids and solids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for incinerators, cement kilns, industrial furnaces and other high-efficiency boilers. The Company has installed fuels blending equipment at some TSDFs to prepare these supplemental fuels. When possible, the Company burns fuel blended material at Company owned incinerators. Otherwise, the Company sends the fuel blended material to supplemental fuel users that are licensed to accept the blended fuel material. Although the Company pays a fee to the users who accept this product, this disposal method is substantially less costly than other disposal methods.

Incineration.    Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at temperatures in excess of 2,000 degrees Fahrenheit. High temperature incineration effectively eliminates organic wastes such as herbicides, halogenated solvents, pesticides, and pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludges or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for PCBs and dioxin.

The Company has five active incineration facilities which offer a wide range of technological capabilities to customers through this network. In the United States, the Company operates a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an annual capacity of 55,000 tons, two solids and liquids-capable incineration facilities with a combined estimated annual capacity of 185,000 tons. The Company also operates two hazardous waste liquid injection incinerators in Canada with total annual capacity of approximately 178,000 tons.

The Company’s incineration facilities in Deer Park, Texas and Aragonite, Utah are designed to process liquid organic wastes, sludges, solids, soil and debris. The Deer Park facility has two kilns and a rotary reactor. The Company’s incineration facilities in Kimball, Nebraska and Deer Park, Texas have on-site landfills for the disposal of ash and other waste material produced as a result of the incineration process.

The Company’s incineration facilities in Mercier, Quebec and Sarnia, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic waste. The Mercier facility also has a system to blend and destroy pumpable sludges. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.

The North American hazardous waste incineration market is now served by a total of 13 major incinerator facilities operated by a total of seven companies. The Company owns five of these active incinerators and offers a wide range of technological capabilities to customers through this network. The primary competitors in the incineration market are Onyx (a subsidiary of a foreign company, Vivendi Environnement (NYSE: VE)), Teris, LLC (a subsidiary of a foreign company, Suez Lyonnaise des Eaux), Von Roll America/WTI (a joint venture), and Ross Incineration Services, Inc. (a private company)

Landfills.    Landfills are used primarily for the disposal of inorganic wastes. In the United States and Canada, the Company operates nine commercial landfills including one at Altair, Texas that is nearly at capacity and will be closed in 2003. Seven commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste.

Of the seven commercial landfills used for disposal of hazardous waste, five are located in the United States, and two are located in Canada. As of December 31, 2002, the useful economic lives (for accounting purposes) of these landfills include approximately 23.7 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on its analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 35.8 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted.

In addition to its hazardous waste landfill sites, the Company operates two non-hazardous industrial landfills with 558,000 cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, the Company’s non-hazardous industrial landfills must demonstrate to the permitting agency, and subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. The Company’s non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

The commercial hazardous landfill sector is one of the most consolidated in the hazardous treatment and disposal industry. The North American hazardous waste landfill disposal market is serviced by 22 facilities owned by a total of nine companies. While most of these companies operate two or fewer facilities, the Company and Waste Management Inc. have a significant share of the North American market. Other competitors include Envirosource, Inc., American Ecology Corp., EQ Company and Stablex Canada.

Wastewater Treatment.    The Company operates wastewater treatment facilities that offer a range of wastewater treatment technologies. The Company’s wastewater treatment operations involve processing hazardous and non-hazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater-processing operations are then disposed of at facilities, which are owned or at off-site facilities owned and operated by unrelated businesses, while the treated effluent is discharged to the local sewer system under permit.

The Company’s wastewater treatment facilities treat a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

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

The Company competes against a number of competitors with multiple facilities (e.g., Rhodia a division of Teris LLC, which is a subsidiary of a foreign company, Suez Lyonaise de Eaux, Philip Services Corp. (Other OTC:PSCD.PK), US Filter/Vivendi Water, a subsidiary of Vivendi Environnement (NYSE: VE), Heritage Environment Services LLC, a private company and Envirite, Inc., a private company). There are also a number of operators with single facilities that process high volumes of waste in niche markets (e.g., Dupont Environmental Treatment, a subsidiary of E. I. DuPont de Nemours and Company (NYSE: DD), The GNI Group, Inc., a private company and Empak, a private company).

Explosives Management.    The Company disposes of munitions and other explosives at its facility in Colfax, Louisiana.

Collection, Transportation and Logistics Management

As an integral part of the Company’s services, industrial wastes are collected from customers and transported by the Company to and between its facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55-gallon drums, bulk storage tanks or 20-cubic yard roll-off boxes. In providing this service, the Company utilizes a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll-off boxes or bulk dump trailers. The Company’s fleet is equipped with a mobile satellite monitoring system and communications network, which allows real-time communication with the transportation fleet.

CleanPack® Services

CleanPack® provides specialized handling, packaging, transportation and disposal of laboratory quantities of outdated hazardous chemicals, household hazardous wastes, and waste pesticides and herbicides. CleanPack® chemists utilize the Company’s CHOICE® waste management software system to support the Company’s lab pack services and complete the regulatory information required for every pick-up. The CleanPack® operation services a wide variety of customers including:

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

Apollo Onsite Services

In 2001, the Company launched the Apollo Onsite Services Program. The Apollo Onsite Program provides the customer with an option to outsource its environmental management program. Services include:

•	management of drum, bulk and lab pack quantities of hazardous and non-hazardous wastes;

•	specialized environmental labor;

•	management of waste from source to final destination;

•	chemical consolidation, bulking and packaging;

•	solid waste management;

•	transportation and logistics for offsite disposal; and

•	inspection of satellite and 90 day storage facilities.

The Apollo Onsite Program leverages the Company’s transportation and disposal assets by providing incremental volumes to process at the Company’s facilities.

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

Surface remediation projects generally require considerable interaction among technical and project management services. Following the selection of the preferred remedial alternative, the project team identifies the processes and equipment for cleanup. Simultaneously, the Company’s health and safety staff develops a site safety plan for the project. Remedial approaches usually include physical removal, mechanical de-watering and stabilization, or encapsulation.

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

PCB Disposal.    The Company removes PCBs and metals from PCB contaminated electrical equipment and reclaims the oil at its facilities.

Waste Oil Disposal.    The Company collects used lubricating oils from automotive and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The oil is consolidated at Company owned facilities and is either sold for use as fuel or sold for re-refining.

Other Services

Analytical Testing Services.    The Company operates a state-certified analytical testing laboratory at its waste handling facility in Braintree, Massachusetts, which tests samples provided by customers to identify and quantify toxic pollutants. The laboratory staff evaluates the properties of a given material, selects appropriate analytical methods and executes a laboratory work plan that results in a comprehensive technical report. The Company also maintains laboratories at its other principal waste management facilities to identify and characterize waste materials prior to acceptance for treatment and disposal.

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

Personnel Training.    The Company provides comprehensive personnel training programs for its own employees and for its customers on a commercial basis. Such programs are designed to promote safe work practices under potentially hazardous conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under RCRA and the Federal Occupational Safety and Health Act (“OSHA”). The Company’s Technical Training Center includes confined space entry, exit and extraction equipment, an air-system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA Hazardous Waste and Emergency Response Standards.

Seasonality and Cyclical Nature of Business

The Company’s operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities. Typically during the first quarter of each year there is less demand for environmental services due to the cold weather, particularly in the northern and midwestern United States and Canada. The main reason for this effect is reduced volumes of waste being received at the Company’s facilities and higher operating costs associated with operating in sub-freezing weather and high levels of snowfall. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

The hazardous and industrial waste management business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture, aerospace and pharmaceutical industries. If those cyclical industries slow significantly, the business that the Company receives from those industries is likely to slow.

Customers

The Company’s principal customers are utility, chemical, petroleum, petrochemical, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies. The Company’s sales efforts are directed toward establishing and maintaining relationships with businesses, which have ongoing requirements for one or more of the Company’s services. The Company’s customer list includes many of the largest industrial companies in the United States. Management believes that the Company’s diverse customer base, in terms of number, industry and geographic location, as well as its large presence in North America, provide it with a recurring revenue base. A majority of the Company’s revenues are derived from previously served customers with recurring needs for the Company’s services. For the years ended December 31, 2002, 2001 and 2000, no single customer accounted for more than 10% of the Company’s revenues. The Company believes the loss of any single customer would not have a material adverse effect on the Company’s financial condition or results of operations.

Under applicable U.S. environmental laws and regulations, generators of hazardous wastes retain legal liability for the proper handling of those wastes up to and including their ultimate disposal. In response to these potential concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have decreased the number of providers they use for such services. The Company has been selected as an approved vendor by large generators because the Company possesses comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and has the expertise necessary to comply with applicable environmental laws and regulations. By becoming an approved vendor for a large waste generator or other purchaser, the Company becomes eligible to provide waste management services to the multiple plants and projects of each generator or purchaser located in the Company’s service areas. However, in order to obtain such approved vendor status, it may be necessary for the Company to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit the Company’s facilities and operations to ensure that the Company’s waste management services are being performed in compliance with applicable laws and regulations and other criteria established by the Company and such customers.

Geographical Information

For the year ended December 31, 2002, the Company derived approximately $317,506,000 or 90.7% of its revenues from customers located in the United States and Puerto Rico. Prior to the acquisition of the CSD assets effective September 7, 2002, the Company derived substantially all of its revenues from environmental services provided to customers located in the United States and Puerto Rico. Following the acquisition of the CSD assets, the Company derived approximately $32,627,000 or 9.3% of its total 2002 revenue from customers located in Canada.

As of December 31, 2002, the Company had property, plant and equipment, net of depreciation and amortization of approximately $181,674,000, and permits and other intangible assets of $114,726,000. Of these totals, approximately $18,140,000 or 10.0% of long-lived assets and $26,187,000 or 22.8% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

Competitive Conditions

The hazardous and industrial waste management industry, in which the Company competes, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms which offer waste services. The Company competes against three major companies, which are Philip Services Corp., Vivendi Environnement and Waste Management, Inc. The Company also competes against regional waste management companies and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by the Company. In addition, the Company competes with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfilling. The principal methods of competition for all the Company’s services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly. The Company believes that it offers a more comprehensive range of environmental services than its competitors in major portions of its service territory, that its ability to provide comprehensive services supported by unique information technologies capable of managing the customers’ overall environmental program constitutes a significant competitive advantage, and that its stable ownership allows the Company to focus on building long-term relationships with its customers.

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

In the United States, the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes. Even if waste generators employ companies that have proper permits and licenses, knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes. The Company believes that its technical proficiency and reputation are important considerations to its customers in selecting and continuing to utilize the Company’s services.

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

The Company’s TSDFs are frequently inspected and audited by regulatory agencies, as well as by customers. Although the Company’s facilities have been cited on occasion for regulatory violations, the Company believes that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full-time compliance, or health and safety representative to oversee the implementation of the Company’s compliance program at the facility or service center. These highly trained regulatory specialists are independent from operations and report to the Vice President of Compliance or the Vice President of Health and Safety, who ultimately report to the General Counsel.

Employees

As of March 25, 2003, the Company employed 4,007 active full-time employees, of which 439 employees belong to unions. The table below shows the employees and union or non-union affiliation. The Company believes that its relationship with its employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	154
Utility Workers of America	37
Unions in Canada:
Communication, Energy and Paper Workers’ Union	97
International Brotherhood of Teamsters	132
International Union of Operating Engineers	19

Non-union employees	3,568

4,007

As part of its commitment to employee safety and quality customer service, the Company has an extensive compliance program and a trained environmental, health and safety staff. The Company adheres to a risk management program designed to reduce potential liabilities for the Company and its customers.

Intellectual Property

The Company has invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of the leading technologies and incorporate these technologies into the environmental services which the Company offers and provides to its customers. The Company currently holds a total of 12 patents and 15 trademarks in the United States, and the Company licenses software and other intellectual property from various third parties. The Company enters into confidentiality agreements with its employees, consultants and corporate partners, and controls access to the Company’s software documentation and other proprietary information. The Company believes that it holds adequate rights to all intellectual property used in its business and that it does not infringe upon any intellectual property rights held by other parties.

Management of Risks

The Company adheres to a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers’ ongoing environmental exposures. This program includes installation of risk management systems at the Company’s facilities, such as fire suppression, employee training, environmental auditing and policy decisions restricting the types of wastes handled. The Company evaluates all revenue opportunities and declines those that it believes involve unacceptable risks.

The Company disposes of its wastes at the Company’s incineration facilities, wastewater facilities, landfill facilities or at facilities owned and operated by other firms, which the Company has audited and approved. Typically, the Company applies established technologies to the treatment, storage and recovery of hazardous wastes. The Company believes its operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

Insurance and Financial Assurance

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

The Company has pollution liability insurance policies covering the Company’s potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at the Company’s facilities. The Company has contractor’s liability insurance of $10,000,000 per occurrence and $10,000,000 in the aggregate, covering off-site remedial activities and associated liabilities. The Company has pollution liability coverage relating to bioremediation of $50,000,000 per occurence and in the aggregate. Steadfast Insurance Company (a unit of Zurich Insurance N.A.) provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $30,000,000. This Steadfast policy covers liability in excess of $1,000,000 for pollution caused by sudden and accidental occurrences during transportation of waste, from the time waste is picked up from a customer until its delivery to the final disposal site.

Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. RCRA and the Toxic Substances Control Act and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate for sudden occurrences, and $3,000,000 per occurrence and $6,000,000 in the aggregate for non-sudden occurrences. The Company has a policy from Steadfast Insurance Company insuring the Company’s treatment, storage and disposal activities that meets the regulatory requirements. In addition, this policy provides excess limits above the regulatory requirements up to $30,000,000.

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

Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. Total closure and post closure financial assurance required by regulators is approximately $274,052,000. The Company has placed most of the required financial assurance for closure through a qualified insurance company, which as part of the policy required the Company to issue approximately $90 million of letters of credit as collateral. At December 31, 2002, the Company had posted letters of credit related to closure and post-closure liability financial assurance of $46,970,000 and is required to post additional letters of credit of $42,000,000 in 2003. The Company utilizes its captive insurance company to provide financial assurance for the lagoons located at the Chicago facility.

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

Environmental Regulation

While the Company’s business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. The Company is required to obtain federal, state, provincial and local permits, or approvals for each of its hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. The Company has acquired all operating permits and approvals now required for the current operation of its business, and has applied for or is in the process of applying for, all permits and approvals needed in connection with continued operation and planned expansion or modifications of its operations.

The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but is not always able to do so. The Company cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect its operations.

Federal Regulation of Hazardous Waste

The most significant federal environmental laws affecting the Company are the Resource Conservation and Recovery Act (“RCRA”), The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund Act, the Clean Air Act, the Clean Water Act and the Toxic Substances Control Act (“TSCA”).

RCRA.    RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive, “cradle-to-grave” system for the management of a wide range of materials identified as hazardous waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA, have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA’s program.

Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency, unless a specific exemption exists, and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary permit application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained interim status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B permitting process). Interim Status facilities may continue to operate pursuant to the Part A Application until their Part B permitting process is concluded.

RCRA requires that Part B permits contain provisions for required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental Liabilities” for a discussion of the Company’s environmental liabilities. See “Insurance and Financial Assurance” above for a discussion of the Company’s financial assurance requirements.

The Superfund Act.    The Superfund Act is the primary Federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Item 3, “Legal Proceedings” for a description of certain such proceedings involving the Company.

The Clean Air Act.    The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of toxic air pollutants such as vinyl chloride, or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations, which (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.

The Clean Air Act requires EPA, working with the States, to develop and implement regulations, which result in the reduction of volatile organic compound (“VOC”) emissions and emissions of nitrogen oxides (“NOx”) in order to meet certain ozone air quality standards specified by the Clean Air Act. In late 2000, Texas Natural Resource Conservation Commission (“TNRCC”) enacted new Clean Air Act Regulations dealing with the monitoring and control of emissions of NOx and VOCs. These new regulations were required because of a revision in the designation of the Houston Metropolitan Area from a serious ozone non-attainment area to a severe ozone non-attainment area. This new designation will require the Company’s Deer Park, Texas incineration facility to further reduce emissions of NOx. NOx emissions contribute to the formation of ground-level ozone, which can be harmful to human health and the environment.

The Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule of the Clean Air Act Amendments, promulgated on February 13, 2002, are identical to the technology-based emission standards originally promulgated on September 30, 1999. These rules established new emission limits and operational controls on all new and existing incinerators, cement kilns, industrial boilers and light-weight aggregate kilns that burn hazardous waste-derived fuel.

Facilities subject to the HWC MACT rule must comply with the new emission standards by September 30, 2003, or they can apply for an extension with compliance being required by September 30, 2004. As further discussed below under Compliance with Environmental Regulations, the Company will be required to expend significant funds in order to bring its Deer Park, Texas and Aragonite, Utah incineration facilities into compliance with the new rules. Management believes that some facilities owned by others may not find it economical to upgrade to the new standards, which could result in the closure of some facilities. This could result in a reduction of incineration capacity and lead to improved pricing for incineration. However, no assurance can be given that this will happen. Promulgation of Final Standards for the HWC MACT must occur by June 14, 2005; however, it is not now possible to forecast the impact of the Final Standards on future operations, earnings or capital investments.

Clean Water Act.    This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated “pretreatment” regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works (“POTW”). In the course of its treatment process, the Company’s wastewater treatment facilities generate wastewater, which they discharge to POTW pursuant to permits issued by the appropriate governmental authority. The Company is required to obtain discharge permits and conduct sampling and monitoring programs. The Company believes each of its operating facilities complies in all material respects with the applicable requirements.

In December 2000, the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized waste treatment (“CWT”) facilities. CWT facilities receive and treat a wide variety of hazardous and non-hazardous waste waters from off-site companies and discharge the treated water directly to waterways or to municipal sewer systems. The new rules set stringent limits for the discharge of metals, organic compounds and oil. A number of the Company’s wastewater treatment facilities are affected by the new rules and must be in compliance with the discharge standards by December 2003. Several of the affected facilities already are in compliance with the CWT discharge standards, and the Company is working on bringing the other facilities into compliance with the new regulations. The Company does not believe that complying with the new standards will materially adversely affect results from operations.

TSCA.    The Company also operates a network of collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of the TSCA. TSCA established a national program for the management of substances classified as PCBs, which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles; detoxification of transformer oils; incineration of PCB liquids and solids; landfill disposal of PCB solids; and remediation of PCB contamination at customer sites.

Other Federal Laws.    In addition to regulations specifically directed at the Treatment, Storage, and Disposal Facilities, there are a number of regulations that may “pass-through” to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are National Emission Standards for Benzene Waste Operations and National Emissions Standards for Pharmaceuticals Production. Each facility will address these regulations on a case-by-case basis determined by the ability to comply with the pass-through regulations.

In its transportation operations, the Company is regulated by the U.S. Department of Transportation, the Federal Railroad Administration, and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which it operates or through which its vehicles pass.

Health and safety standards under the OSHA are applicable to all operations of the Company. This includes both the technical services and site services operations.

State and Local Regulations

Pursuant to the EPA’s authorization of their RCRA equivalent programs, a number of states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of a number of the Company’s facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

Some states classify as hazardous some wastes which are not regulated under RCRA. For example, Massachusetts considers used oil as “hazardous wastes” while RCRA does not. Accordingly, the Company must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at its facilities.

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

The Company’s wastewater treatment facilities are also subject to state and local regulation, most significantly sewer discharge regulations adopted by the municipalities, which receive treated wastewater from the treatment processes. The Company’s continued ability to operate its liquid waste treatment process at each such facility is dependent upon its ability to continue these sewer discharges.

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

Canadian Hazardous Waste Regulation

In Canada, the provinces retain control over environmental issues within their boundaries and thus have the primary responsibility for regulating management of hazardous wastes. The federal government regulates issues of national scope, or where activities cross provincial boundaries.

Provincial Regulations.    To a greater or lesser extent, provinces have enacted legislation and developed regulations to fit their needs. Most of Canada’s industrial development and the major part of its population can be found in four provinces: Ontario, Quebec, Alberta and British Columbia. It is in these provinces that the most detailed environmental regulations are found. The Company operates major waste management facilities in each of these provinces, as well as waste transfer facilities in Nova Scotia and Manitoba.

The main provincial acts dealing with hazardous waste management are:

•	Ontario—Environmental Protection Act

•	Quebec—Environmental Quality Act

•	Alberta—Environmental Protection and Enhancement Act

•	British Columbia—Waste Management Act.

These pieces of legislation were developed by the provinces totally independently and, among other things, generally control the generation, characterization, transport, treatment and disposal of hazardous wastes. Regulations developed by the provinces under the relevant legislation are also developed independently, but are often quite similar in effect and sometimes in application. For example, there is some uniformity in manifest design and utilization.

Provincial legislation also provides for the establishment of waste management facilities. In this case, the facilities are also controlled by provincial statutes and regulations governing emissions to air, groundwater and surface water and prescribing design criteria and operational guidelines.

Waste transporters require a permit to operate under provincial waste management regulations and are subject to the requirements of the Federal Transportation of Dangerous Goods legislation. They are required to report the quantities and disposition of materials shipped.

Within the provincial regulations, definitions of hazardous wastes are quite similar. Wastes can be defined as hazardous based on origin or characteristic and the descriptions or parameters involved are very similar to those in effect in the United States. A major difference between the United States regulatory regime and those in Canada relates to ownership and liability. Under Canadian provincial regulations, ownership changes when waste is transferred to a properly permitted third party carrier and subsequently to an approved treatment and disposal facility. This means that the generator is no longer liable for improper handling, treatment or disposal, responsibility having been transferred to the carrier or the facility. Exceptions may occur if the carrier is working under contract to the generator or if the waste is different from that which was originally contracted among the parties.

Canadian Federal Regulations.    The federal government has authority for those matters, which are national in scope and in impact and for Canada’s relations with other nations. The main federal laws governing hazardous waste management are:

•	Canadian Environmental Protection Act (1999), (“CEPA 99”)

•	Transportation of Dangerous Goods Act

Environment Canada is the federal agency with responsibility for environmental matters and the main legislative instrument is the Canadian Environmental Protection Act. This act charges Environment Canada and Health Canada with protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and to control their impact on the environment.

The Export and Import of Hazardous Wastes Regulations under CEPA 99 control the export and import of hazardous wastes and hazardous recyclable materials. By reference, these regulations incorporate the Transportation of Dangerous Goods Act and Regulations, which address identification, packaging, marking and documentation of hazardous materials during transport. CEPA 99 requires that anyone proposing to export or import hazardous wastes or hazardous recyclable materials or to transport them through Canada notify the Minister of the Environment and obtain a permit to do so. Section 9 of CEPA 99 allows the federal government to enter into administrative agreements with the provinces and territories for the development and improvement of environmental standards. These agreements represent co-operation towards a common goal rather than a delegation of authority under CEPA 99. To facilitate the development of provincial and territorial agreements, the federal, provincial and territorial governments participate in the Canadian Council of Ministers of the

Environment (“CCME”). The Council comprises the 14 environment ministers from the federal, provincial and territorial governments, who normally meet twice a year to discuss national environmental priorities and to determine work to carried out under the auspices of CCME.

Canadian Local and Municipal Regulations.    Local and municipal regulations seldom reference direct control of hazardous waste management activities. Municipal regulations and by-laws, however, control such issues as land use designation, access to municipal services and use of emergency services, all of which can have a significant impact on facility operation.

Compliance with Environmental Regulations

The Company incurs costs and makes capital investments in order to comply with the previously discussed environmental regulations. These regulations require that the Company remediate environmental liabilities (which almost entirely consist of certain environmental liabilities assumed as part of the CSD assets acquired), operate the facilities in accordance with enacted regulations, obtain required financial assurance for closure and post closure care of the facilities should the facilities cease operations, make capital investments in order to keep facilities in compliance with environmental regulations and defend itself in legal proceedings including environmental proceedings.

As further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Acquisition” and “Environmental Liabilities”, the Company assumed, relating to the acquisition of the CSD assets, environmental liabilities valued in accordance with GAAP of approximately $202,897,000. For the year ended December 31, 2002, the Company spent $3,505,000 relating to accrued environmental liabilities. Almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets. For the year ended December 31, 2003, the Company anticipates spending $22,331,000 relating to the Company’s environmental liabilities.

As discussed more fully in Item 1, “Business,” under the heading “Insurance and Financial Assurance,” the Company is required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at its facilities. The Company has placed most of the required financial assurance for facility closure and post closure monitoring with a qualified insurance company. In addition to the direct cost of the financial assurance, the policy requires that letters of credit of approximately $90 million be issued as collateral for the financial assurance policy. The Letter of Credit Facility Agreement under which the letters of credit are issued requires the Company to post cash collateral of 103% of the amount of outstanding letters of credit. The Company incurs significant costs in posting collateral due to the Company borrowing funds under its financing arrangements at interest rates ranging from the “prime” rate (4.25% at December 31, 2002) to 22.0%, while the Company earns interest on the cash collateral at money market rates (1.49% at December 31, 2002).

As previously discussed under “Environmental Regulation,” the Company’s United States based hazardous waste incinerators must be in compliance with the EPA’s HWC MACT Interim Standards by September 30, 2003, or if an extension is sought, by September 30, 2004. For the year ended December 31, 2002, capital expenditures relating to complying with environmental regulations totaled $985,000, which primarily related with complying with the HWC MACT Interim Standards. The Company estimates that capital expenditures for 2003 relating to complying with environmental regulations will be $15,000,000, which once again primarily relate to complying with the Interim Standards.

In addition to the costs of complying with environmental regulations, hazardous waste treatment companies, as discussed more fully in Item 3, “Legal Proceedings”, are generally involved in legal proceedings as well as environmental proceedings in the ordinary course of business. Alleged failure by the Company to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that the Company is liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on the Company’s business and future prospects.

ITEM 2.    PROPERTIES

The Company’s principal executive offices are in Braintree, Massachusetts where approximately 41,000 square feet are leased under arrangements expiring in 2006. There are also U.S. based regional administrative offices in Massachusetts and South Carolina, and regional administrative offices in Ontario and Quebec. The Company owns or leases property in 36 states, five Canadian provinces, Mexico and Puerto Rico.

The Company’s principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and transfer stations), vehicles and equipment (including environmental remediation equipment). The Company has 52 active permitted hazardous waste management properties, and 50 service centers or satellite locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are the most significant properties of the Company and they are included in the Technical Services segment.

The Company’s properties are sufficient and suitable to the Company’s needs. The following tables set forth certain information as of December 31, 2002 regarding the Company’s active properties. Substantially all of the Company’s properties are pledged as collateral for its loans.

Included in the 52 hazardous waste management properties are five incineration locations, nine commercial landfills, 12 wastewater treatment operations, 23 TSDFs, and six facilities which specialize in PCB management Some properties offer multiple capabilities. The Company also owns 22 discontinued facilities.

Hazardous Waste Facilities

Incinerators.    The Company owns five operational incineration locations, as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate
Nebraska	1	55,000	100%
Utah	1	65,000	64%
Texas	3	120,000	90%
Ontario, Canada	1	105,000	100%
Quebec, Canada	1	73,000	100%

	7	418,000	92%

The Company’s incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and two solids and liquids-capable incineration facilities. In Canada, the Company operates two hazardous waste liquid injection incinerators. The utilization rates shown are for the full fiscal year 2002 for the Company’s Kimball, Nebraska incinerator and for the fourth quarter for the acquired CSD incinerators.

Landfills.    In the United States and Canada, the Company owns and operates nine commercial landfills as follows:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	13,201	73 and 46
Colorado	1	29	3
North Dakota	1	500	31
Oklahoma	1	1,631	13
Texas	1	57	1
Utah	1	1,671	19
Alberta, Canada	1	1,110	29
Ontario, Canada	1	6,045	29

	9	24,244

Seven of the Company’s commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to the Company’s commercial landfills, the Company also owns and operates two non-commercial landfills which only accept waste from on-site incinerators.

Wastewater Treatment Plants.    The Company operates 12 facilities that offer a range of wastewater treatment technologies and customer services, as follows:

	# of Facilities	Owned	Leased
California	1	1	—
Connecticut	1	1	—
Illinois	1	—	1
Louisiana	3	2	1
Maryland	1	1	—
Tennessee	2	2	—
Ohio	2	2	—
Ontario, Canada	1	1	—

	12	10	2

Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying and non-hazardous wastewater treatment.

Treatment, Storage and Disposal Facilities (“TSDFs”).    The Company operates 23 TSDFs in the United States, Canada and Mexico as follows:

	# of Facilities	Owned	Leased
Arizona	1	1	—
California	2	2	—
Connecticut	1	1	—
Florida	1	—	1
Illinois	1	1	—
Kansas	1	1	—
Louisiana	1	1	—
Maryland	1	1	—
Massachusetts	1	1	—
Nebraska	1	1	—
North Carolina	1	1	—
Ohio	1	1	—
Texas	1	1	—
Alberta, Canada	1	1	—
British Columbia, Canada	1	1	—
Manitoba, Canada	1	1	—
Nova Scotia, Canada	1	1	—
Ontario, Canada	3	2	1
Quebec, Canada	1	1	—
Mexico	1	1	—

	23	21	2

The Company’s TSDFs facilitate the movement of materials among the Company’s network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with Company-owned assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation skills and waste handling procedures, provide for the movement of customer waste streams.

PCB Management Facilities and Oil Storage or Recycling Capabilities.    The Company operates 10 facilities specializing in PCB management or provide oil storage and recycling capabilities in eight states, of which six are owned and four are leased. These facilities are the most significant properties relating to the Site Services segment of the Company.

Other Facilities and Properties

Service Centers and Satellite locations.    The Company operates 50 service centers and satellite locations in 27 states and one province in Canada, of which seven are owned and 43 are leased. These locations are aligned with one or more of its landfills, incinerators, wastewater treatment, consulting, administrative, or other treatment and disposal facilities.

Other Properties.    The Company has 45 other properties in 23 states of which 24 are owned and 21 are leased. These include maintenance areas, storage areas, transportation hubs, rail spurs and tracks, parking areas and land.

Inactive CSD Facilities.     In addition to the active facilities and properties described above, the Company owns a total of 22 discontinued facilities that were acquired as part of the CSD assets due to the Company’s assumption of the remediation liabilities associated with such properties. See “Business-Acquisition” above. The principal such discontinued facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina and Bridgeport, New Jersey, and two closed wastewater treatment facilities in Cleveland, Ohio. Prior to the sale of the CSD assets, Safety-Kleen gave notice to the applicable regulatory agencies of Safety-Kleen’s intent to close the facilities, and Safety-Kleen stopped accepting wastes at Baton Rouge in 1997, at Roebuck in 1998, at Bridgeport in 2001 and at Cleveland in 1990. The Company is proceeding with the closure process and is also evaluating the Bridgeport facility for possible alternative use.

ITEM 3.     LEGAL PROCEEDINGS

General Environmental Matters

The Company’s waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the handling, transportation, storage and disposal of hazardous waste materials or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements and alleged violations of existing permits and licenses. At December 31, 2002, the Company was involved in various proceedings in which a governmental authority is a party primarily involving activities at and/or shipments to or from the Company’s waste treatment, storage and disposal facilities. The principal proceedings are described below.

Legal Proceedings Related to CSD Assets.

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”), except for Safety-Kleen’s Pinewood facility near the town of Pinewood in Sumter County, South Carolina. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware which has jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of December 31, 2002, the Company had reserves (which the Company had established as part of the purchase price for the CSD assets) of $10.3 million relating to the Company’s estimated potential liabilities in connection with such legal proceedings. The Company continues to gather information about the legal proceedings surrounding certain environmental liabilities acquired. As information about these proceedings becomes available to the Company, the Company may record additional liabilities as part of the purchase price allocation. Liabilities may be recorded based on information gathered or based on management’s plan to settle these matters. For certain reasons described below under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” reserves at December 31, 2002, do not include any amounts with respect to the Company’s potential future liabilities which may arise from the legal proceedings described under those headings.

The first reason for the Company’s assumption of certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the “CSD Canadian Subsidiaries”) formerly owned by the Sellers (which subsidiaries were not part of the Sellers’ bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Proceedings described below) in which the

Canadian Subsidiaries are now or may in the future become involved. The second reason is that there are ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below) which, while the Company will not be responsible for damages or other liabilities of the Sellers relating to such proceedings, may nevertheless affect the future operation of certain of the CSD assets. The third reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that the Company will assume and pay certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers’ share of cleanup costs payable to governmental entities for certain sites where one or more of the Sellers has been named or may in the future be named as a potentially responsible party (“PRP”) under the federal Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) or analogous state Superfund laws.

The principal legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets are as follows:

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

The Company believes that the Mercier Subsidiary is not the party responsible for the lagoon and groundwater contamination on the site of the Mercier Facility, and the Mercier Subsidiary continues to deny under applicable Canadian environmental laws any responsibility for the decontamination and restoration of the site. In November 1992, the Minister of the Environment ordered the Mercier Subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Mercier Subsidiary responded by letter, reiterating its position that it had no responsibility for the contamination and proposing to submit the question of responsibility to the Courts for determination as expeditiously as possible. On January 12, 1993, the Mercier Subsidiary filed a declaratory judgment action (Safety-Kleen Services (Mercier) Ltd. v. Attorney General of Quebec; Pierre Paradis, in his capacity as Minister of the Environment of Quebec; Ville Mercier; and LaSalle Oil Carriers, Inc.) in the Superior Court for the Province of Quebec, District of Montreal. The legal proceeding seeks a court determination of the liability associated with the contamination of former lagoons located on the Ville Mercier property. The Mercier Subsidiary asserts that it has no responsibility for the contamination on the site. The Minister filed a Defense and Counterclaim in which he asserts that the Mercier Subsidiary is responsible for the contamination, should reimburse the Province of Quebec for past costs incurred in the amount of $17.4 million (CDN), and should be responsible for future remediation costs. This legal proceeding is still in the discovery stage.

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

The continued conduct of such proceedings by the Mercier Subsidiary which is now owned by the Company would require the Company to incur legal and other costs and the uncertainties inherent in any such legal proceedings. Accordingly, as part of its integration plan for the CSD assets acquired in September 2002, the Company intends to pursue settlement discussions with the governmental entities in Canada which are parties to such legal proceedings. The Company cannot now predict whether such discussions will result in a settlement of the legal proceedings or, if such a settlement can be reached, the amount of the Company’s potential payment under such a settlement. Accordingly, the Company believes that the amount of any remedial liability which the Company may have with respect to the Mercier Facility is not estimable at this time.

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

Under the Sale Order, the Company is not liable for penalties, if any, which the Buttonwillow Seller might ultimately be determined to owe to the DHS and DTSC, but the Company could potentially be liable for removal costs if such agencies were ultimately to succeed in a claim that the FUSRAP Wastes were improperly disposed of at the Buttonwillow Landfill and should be removed. The Company estimates the cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.1 million. However, both the Seller and the Company believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations and they will vigorously resist any efforts to require that such wastes be removed. The Company has not accrued any costs of removing the FUSRAP wastes because the Company believes that only a remote possibility exists that a final order will be issued requiring the Company to remove such wastes.

Tanner Act Proceeding.    In 1999 the Conditional Use Permit (“CUP”) issued by Kern County, California for the Seller’s Buttonwillow Landfill was challenged by a local interest group, Padres Hacia Una Vida Mejor and its individual members. The proceeding was initiated under the Tanner Act, a unique California statute that enables citizens to appeal local land use decisions regarding hazardous waste facilities under California Health and Safety Code Sections 25199-25199.14. Under the Tanner Act, the Governor or a designee, upon making certain findings, must appoint a 7-member Appeal Board that is empowered to convene hearings and if necessary require the local agency to modify its land use decision in accordance with the Appeal Board decision.

The appeal process involves two phases, a preliminary hearing to determine whether there is sufficient evidence to proceed to a hearing and, if so, a hearing to deterine whether the conditions imposed by the local agency are inadequate. In the Buttonwillow proceeding, the preliminary hearings were held intermittently from November 2001 through May 2002. The Appeal Board issued its preliminary hearing decision on July 18, 2002. The Appeal Board rejected nine of the ten issues submitted to it by the petitioners. The Appeal Board decided that one issue should proceed to a full hearing, namely Issue Y, which challenges a permit condition that establishes certain limits on the disposal of radioactive waste at the facility. In the full hearing to be held on Issue Y, the Appeal Board must determine whether there is clear and convincing evidence that the provision in the CUP governing the receipt of radioactive waste fails to protect the public health, safety, or welfare. The hearing phase of the proceeding has not yet been scheduled. The next status conference is scheduled for April 30, 2003. The Company has convened a panel of experts to review the technical issues and is prepared to vigorously present its case to the Appeal Board. The parties are also currently engaged in vigorous settlement negotiations. The outcome of the proceeding cannot be predicted nor can a range of probable loss be estimated; accordingly, the Company has not recorded any liability relating to the proceeding.

Assumption of Certain CSD Superfund Liabilities.    The Company’s agreement to pay as part of the purchase price for the CSD assets the Sellers’ share of certain cleanup costs payable to governmental entities under federal and state Superfund laws relate primarily to (i) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors to which the Sellers shipped hazardous wastes, (ii) two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more of the Sellers has been designated a PRP, (iii) 34 active Superfund sites owned by third parties where the Sellers have been designated as PRPs, and (iv) several inactive Superfund sites owned by third parties where the Sellers have been named as PRPs but as to which the Sellers and the Company believe the Sellers have no significant liabilities.

Federal and state Superfund laws generally impose joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes to such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. The Company has estimated and accrued the amount of those Sellers’ liabilities, if the liability is both estimable and probable, which the Company agreed to assume for cleanup costs at Superfund sites where one or more of the Sellers has been designated as a PRP by reviewing any existing consent decrees, settlement agreements or similar arrangements with respect to those sites and the Sellers’ negotiated volumetric share of liability (where applicable). In estimating the amount of its assumed liability, the Company used its prior knowledge of the relevant sites and its general experience in dealing with the cleanup of Superfund sites.

Marine Shale Processors.    Beginning in the mid-1980’s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shut down its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which is was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby property owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remains on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale site.

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

Opposition parties filed appeals and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. Earthlock appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications were denied in April 2001. However, Earthlock subsequently announced in April 2002 that it did not intend to proceed with the proposed transaction, and on October 10, 2002, Marine Shale notified the LDEQ that Marine Shale will close the facility in accordance with a 32-page closure plan originally filed with the LDEQ in March 1996. Subsequently, on December 23, 2002, Earthlock sent a letter to the LDEQ through one of its attorneys, disclosing that Earthlock “…has ceased and abandoned all efforts to reopen the hazardous waste business and facility in Amelia.” The letter also states that Earthlock was relinquishing its permits for air emissions, water discharges, and for managing hazardous wastes.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were reportedly among the largest customers of Marine Shale in terms of overall incineration revenue. In the event Marine Shale does not have adequate funding to shut down the facility and complete the required cleanup, the potential exists for an EPA or LDEQ action requiring cleanup of the Marine Shale site and the stockpiled aggregate under applicable Superfund laws. In that event, the Sellers could be exposed to potential financial liability for their proportionate share of clean up costs, and the Company might then be obligated to pay all or a portion of the Sellers’ proportionate share of liability in accordance with Superfund laws and the Company’s agreement to assume certain of the Sellers’ Superfund liabilities to governmental entities.

The Company now estimates that the total cost of removing all of the vitrified aggregate from the Marine Shale site and Recycling Park, Inc. and disposing of the aggregate at a properly licensed hazardous waste facility is approximately $18 to $20 million, and the LDEQ has estimated the total closure costs for the Marine Shale site at approximately $6.2 million. The Company believes there are a number of other financially solvent potential PRPs at the two sites that would be responsible for paying their proportionate shares of the cleanup and remediation costs, and would also be required to participate in the overall site cleanup efforts. In addition, on March 14, 2003, the U.S. Department of Justice announced that a proposed Stipulation of Settlement and Judgment (“Stipulation”) was lodged with the U.S. District Court for the Western District of Louisiana, in the lawsuit captioned as United States of America and State of Louisiana v. Marine Shale Processors, Inc., et al., Civil Action No. CV-90-1240, pertaining to the Marine Shale facility and the Recycling Park, Inc. property. The Stipulation provides for payment of all funds currently on deposit in the Registry of the Court to the LDEQ, for deposit in an escrow account, and subsequent expenditure of these funds solely for closure and remediation of contamination at the Marine Shale facility and/or the Recycling Park, Inc. property. The balance of the funds in the Court Registry totaled $5,876,000 as of December 5, 2002. In addition, a standby irrevocable letter of credit of approximately $600,000 exists to pay for closure of the Marine Shale facility, which is payable to the LDEQ as beneficiary. Thus, approximately $6,476,000 will be available to pay for closure and remediation of contamination at the Marine Shale facility and/or the Recycling Park, Inc. property from these existing sources of funding. The Company is not aware of any cost estimates that include cleanup or remediation costs associated with the Marine Shale site. Until such time as the Company can obtain more complete information as to the potential status of the

Marine Shale site as a Superfund site, the costs associated with removal and disposal of the vitrified aggregate and closure and remediation of the Marine Shale site, and the respective shares of other potential PRP’s, the Company believes that the amount of any remedial liability which the Company may incur in the future with respect to the Marine Shale site is not estimable at this time.

Properties Included in CSD Assets.    The two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more the Sellers has been designated as a PRP are located at 2549 North New York Street in Wichita, Kansas (the “North New York Street Property”), and at 411 Burton Road in Lexington, South Carolina (the “Burton Road Property”). The North New York Street Property is an active service center which is one of several properties located within the boundaries of a 1,400 acre state designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. The Sellers have executed a consent decree relating to such Site with the EPA, and the Company will continue its ongoing remediation program for the North New York Street Property. The cost of the Superfund remediation and the Company’s respective share of the North New York Street Property are not currently estimable; as such, the Company has not recorded a liability for this Superfund site.

The Burton Road Property is now vacant but was formerly operated by the Sellers as a waste transfer and truck cleaning facility, and the property is located within the boundaries of a state designated Superfund site known as the Hollis Road Site. In June 2000, the South Carolina Department of Health and Environmental Control (“DHEC”) initiated a lawsuit against the Sellers and two other parties that owned or operated facilities within the Hollis Road Site boundaries. The lawsuit seeks a declaration of liability for causing contamination of the Hollis Road Site against the Sellers and the other named defendants, in addition to the recovery of past and future remediation costs, recovery of natural resources damages and treble damages. DHEC estimates the total remediation costs for the Hollis Road Site to be approximately $14 million and the natural resources damages to be about $13 million and claims to have spent approximately $2 million at the site to date, including costs to install public water supply lines to about 40 residences in the Hollis Road area. On February 7, 2003 the Company and two subsidiaries of the Seller entered into a Consent Decree with the DHEC settling the South Carolina claims and lawsuit with respect to the Hollis Road Superfund site and the Burton Road Property. The Consent Decree and an accompanying complaint against the Company were filed with the United States District Court for South Carolina on March 11, 2003. The Consent Decree provides that the Company must make two installment payments to DHEC. The first payment of $400,000 is to be paid when the Consent Decree is filed with the Court and the second payment of $500,000 is to be paid one year later. The Consent Decree contains a customary covenant not to sue and contribution protection provisions for the Company, and also contains a limited “re-opener” provision. The re-opener provision would require the Company to perform soils remediation work within the boundaries of its Burton Road Property if new releases or spills were to occur or if there was independently verifiable data to substantiate that a specified contaminant or its degradation products were discovered above certain concentration levels in the soils at the Burton Road Property. At this time the Company is aware of no data which identifies such contamination at the Burton Road property. Before becoming final, the Consent Decree must be approved by the Court following a public comment period which commenced on or about March 13, 2003. Although no assurances can be given, the Company anticipates that the Consent Decree will be approved by the Court. At December 31, 2002, the Company has accrued for the payments to be made under the Consent Decree.

Active Third Party Superfund Sites. Prior to the Closing Date, the Sellers had shipped hazardous wastes to an aggregate of 34 sites owned and then operated by third parties which have subsequently been designated as federal or state Superfund sites and for which the Sellers, along with other parties, have been designated as PRPs. At 28 of those sites, the Sellers have addressed their cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. Of the six remaining active sites at which one or more of the Sellers has been designated as a PRP, the Sellers are contesting liability at three sites and plan to participate as settling PRPs at three sites. For the 34 sites, the Company accrued $7,355,000 at December 31, 2002. The Company is contesting its liability on behalf of the Sellers at three sites. The Company recorded no accrual related to these three sites. In addition, the Company estimates that the discounted reasonably possible additional losses for the 34 sites totals $1,406,000.

Inactive Third Party Superfund Sites.    In addition to the active Superfund sites owned by third parties, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties which the Company believes are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior entrance by the Sellers into consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited “re-opener” provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. Except to the extent that minimal amounts remain to be paid under existing consent decrees, settlement agreements or similar arrangements, the Company has not established financial reserves for any of the inactive sites because the Company believes that the Sellers’ cleanup liabilities with respect to those sites have already been resolved.

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets, the Company is also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, an enforcement action brought by the New York State Department of Environmental Conservation, and litigation involving the former holders of the Company’s subordinated notes.

Superfund Sites Not Related to CSD Acquisition.    The Company has been named as a PRP at 28 sites that are not related to the CSD acquisition. Fourteen of these sites involve two subsidiaries, which the Company acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of that acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Company’s Braintree and Natick subsidiaries in these 14 cases, including legal fees and settlement costs.

The Company’s subsidiary, which owns the Bristol, Connecticut facility, is involved in one of the 28 Superfund sites. As part of the acquisition of the Bristol, Connecticut and Cincinnati, Ohio facilities, the seller and its now parent company, Cemex, S.A., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facilities, which would include any liability arising from Superfund sites.

Six of the 28 sites involve former subsidiaries of ChemClear Inc. Some of these sites have been settled, and the Company believes its ultimate exposure with respect to the remaining such sites will not be significant. The Company accrued $43,000 related to these sites at December 31, 2002.

Mr. Frank, Inc., which was acquired by the Company in July 1992, is involved in four of the 28 Superfund sites, as a transporter of waste generated by others prior to the Company’s purchase of Mr. Frank, Inc. The Company acquired Mr. Frank, Inc. in exchange for 233,000 shares of the Company’s common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers’ agreement to indemnify the Company against potential liabilities, including environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc. One of the 28 sites relates to the acquisition of Murphy’s Waste Oil Services, Inc. which the Company acquired in 1989. The Company has been identified as a PRP at two of the other 28 sites, but the Company believes that it has no liability at those sites.

As of December 31, 2002 and 2001, the Company had accrued environmental costs of $150,000 for cleanup of a Superfund site related to the acquisition of Murphy’s Waste Oil Services, Inc.

Spring Grove Settlement.    During the fourth quarter of 2001, the Company entered into a civil settlement with the U.S. Justice Department and the U.S. Environmental Protection Agency (“EPA”) to resolve issues resulting from a 1995 fatal accident at the Company’s Spring Grove facility in Cincinnati, Ohio. Without a finding or admission of liability by the Company, the Company entered on March 6, 2002, into a Consent Decree providing that the Company pay a $400,000 fine and amend its operating permit to include certain operating procedures already implemented by the Company shortly after the accident. The Company paid the fine in the first quarter of 2002. On September 9, 2002, the U.S. Justice Department filed a motion with the Federal District Court for the Southern District of Ohio petitioning the Court to terminate the order because the Company had completed all the obligations required of it by July 15, 2002. On September 9, 2002, the Court issued an Order terminating the Consent Decree. On October 9, 2002, the State of Ohio also notified the Company that it had closed its investigation of the matter as well. These final actions by the relevant federal and state agencies bring this matter to a close.

NYSDEC Enforcement Action.    On January 16, 2003, Clean Harbors Environmental Services, Inc. entered into an Order of Consent with the New York State Department of Environmental Conservation (“NYSDEC”) to settle allegations of manifesting and disposal violations for waste shipments to a landfill in New York that originated at two of the Company’s hazardous waste treatment, storage and disposal facilities. The alleged violations include failure to indicate the appropriate state hazardous waste codes on the manifests, failure to notify the disposal facility that the wastes shipped did not meet the applicable treatment standards, and landfill of large PCB capacitors that should have been incinerated. Many of these allegations resulted from the same circumstances that were the focus of a separate consent order and settlement agreement with the US EPA dated September 27, 2002. The Company self reported the inadvertent land disposal of the PCB capacitors once the error was discovered and the capacitors were exhumed and properly disposed of by incineration. Clean Harbors has agreed to pay a civil penalty of $114,250 to settle this matter.

EPA Enforcement Action.    On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“USEPA”), in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Clean Harbors Environmental Services, Inc. incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility a year ago, between April 8-10, 2002. Thereafter, the USEPA issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. The EPA alleges, among other things, that the facility had open containers of incinerator ash in the Ash Stabilization Building, stored incompatible wastes without adequate separation, and failed to label equipment in hazardous waste service. The CCO seeks to impose a penalty in the amount of $170,166. The Company continues to contest the allegations, believes it has meritorious defenses, intends to vigorously defend itself against the allegations and file a request for a hearing on the matter. The Company may also request an informal conference to further discuss the facts of the case in an attempt to arrive at settlement without incurring the expense and uncertainty of litigation. Since this action was filed just prior to the filing of this Form 10-K, the Company has not had an opportunity to discuss settlement options with the USEPA. Accordingly, no assurances can be given that the Company will be able to settle the CCO for an amount less than the Demand.

Litigation Involving Former Holders of Subordinated Notes.    On April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the “Lenders”) $35,000,000 of 16% Senior Subordinated Notes due 2008 (the “Subordinated Notes”) as part of the Company’s refinancing of all its then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the “Purchase Agreement”), the Company was also required to pay a $350,000 closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company’s common stock (the “Warrants”) exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company’s ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, the Company would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called “Make Whole Amount” computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Notes. The Purchase Agreement also provided that, if the Company should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called “Make Whole Amount” then in effect.

During several months prior to the Company’s acquisition of the CSD assets on September 7, 2002, the Company sought the Lenders’ cooperation with respect to such acquisition and to include the Lenders in a refinancing of the Company’s outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, refused to provide any such cooperation. The Company thus notified the Lenders that it was proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the “Make Whole Amount” of $16,991,129, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders’ demand, the Company immediately paid in full the amount demanded, while notifying the Lenders that it was paying the “Make Whole Amount” under protest. It is the Company’s position that if the payment to the Lenders is not deemed to be voluntary and the 48.5% “Make Whole Amount” is deemed unconscionable, the “Make-Whole Amount” is likely to be held unenforceable under Massachusetts case law.

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court (John Hancock Life Insurance Company, et al. v. Clean Harbors, Inc.), asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Suffolk Superior Court (Clean Harbors, Inc. v. John Hancock Life Insurance Company, et al.), seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was recently granted. The proceedings are now in the early discovery stage.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The Company’s common stock began trading publicly in the over-the-counter market on November 24, 1987 and was added to the NASDAQ National Market effective December 15, 1987. The Company’s common stock trades on the Nasdaq National Market under the symbol CLHB. The following table sets forth the high and low sales prices of the Company’s common stock for the indicated periods as reported by NASDAQ.

2001	High	Low
First Quarter	$2.69	$1.53
Second Quarter	2.86	2.08
Third Quarter	2.82	1.92
Fourth Quarter	4.90	2.16
2002	High	Low
First Quarter	$11.80	$3.02
Second Quarter	15.64	6.96
Third Quarter	12.35	6.60
Fourth Quarter	17.82	7.59

On March 27, 2003 there were 579 shareholders of record of the Company’s common stock, excluding stockholders whose shares were held in nominee name. It is estimated that approximately 3,200 additional shareholders held shares in streetname at that date.

The Company has never declared nor paid any cash dividends on its common stock, and the Company is prohibited under its loan agreements from paying dividends on its common stock. Except for payment of dividends on the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock, the Company intends to retain all earnings for use in the Company’s business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Series B Convertible Preferred Stock

In 1993, the Company’s Board of Directors authorized the issuance of up to 156,416 shares designated as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a redemption preference of $50 per share and a cumulative dividend of 7% during the first year and 8% thereafter, payable either in cash or by the issuance of shares of common stock. On February 16, 1993, 112,000 shares of Series B Preferred Stock were issued in partial payment of the purchase price for the Cincinnati facility. As of February 28, 2003, there were five shareholders of record of the Company’s Series B Preferred Stock.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. The liquidation value of each Series B Preferred Share is the liquidation preference of $50 plus unpaid dividends. Series B Preferred Stock may be converted by the holder into Common Stock at a conversion rate of $16.45. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the first and second quarter 2001 dividends in common stock due to restrictions under its loan agreements as then in effect. The share price of the common stock and the shares of common stock issued to holders of Series B Preferred Stock during 2001 were as follows:

Record Date	Share Price	Common Stock Issued
January 1, 2001	$1.884	59,438
April 1, 2001	2.456	45,597

The Company resumed paying dividends on the Series B Preferred Stock in cash commencing with the July 15, 2001 dividend, and the Company anticipates that dividends on the Series B Preferred Stock will be paid in cash for the foreseeable future.

Series C Convertible Preferred Stock

On August 27, 2002, the Company’s Board of Directors authorized the issuance of up to 25,000 shares designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”). On September 10, 2002, 25,000 shares of Series C Preferred Stock were issued at $1,000 per share for an aggregate of $25,000,000. As of February 28, 2003, there were six shareholders of record of the Company’s Series C Preferred Stock.

The Series C Preferred Stock is entitled to receive dividends at an annual rate of 6% (which after the first year will accrue and compound), will be mandatorily redeemable after seven years at its stated value and accrued dividends, or at any time after issuance (together with accrued dividends thereon) will be convertible at the holder’s option into shares of the Company’s common stock. The conversion price will initially be $10.50 per share of common stock, subject to customary adjustments for antidilution and potential reset to $8.00 per share if both (i) the Company’s Consolidated EBITDA for the year ending December 31, 2003 is less than $115,000,000 and (ii) the average trading price for the Company’s common stock for the month of December 2003 is less than $27.50. In no event, however, will the Company be obligated to issue more shares of common stock upon the conversion of the Series C Preferred Stock than is permitted under the rules and regulations of The Nasdaq Stock Market. Accordingly, unless the Company’s common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the preferred shares, the maximum number of common shares which may be issued upon conversion of the Series C Preferred Stock will be limited to approximately 2,431,946 shares (which equals 19.99% of the total number of primary shares of the Company’s common stock outstanding on the date the Series C Preferred Stock was issued). To the extent (if any) that the purchase price of the Series C Preferred Shares, plus the amount of any accrued dividends, would otherwise be convertible into more than the number of shares permitted under Nasdaq rules, and the Company’s common stockholders shall not have approved the issuance of the excess common shares, the Company will be obligated to issue only that approximately 2,431,946 common shares and to pay in cash to the holders of the Series C Preferred Stock the then market value of the additional common shares which can not be issued because of the foregoing limitation.

The Company issued the Series C Preferred Stock for $25,000,000 on September 10, 2002, and incurred $2,891,000 of issuance costs. The Company has determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in seven years with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed annual rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15,677,000 for the Host Contract with the remaining cash proceeds received at issuance of $9,323,000 assigned as the fair value of the Embedded Derivative. The Series C Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract less the issuance costs. The discounted value of the Host Contract will be accreted over the seven-year life of the Series C Preferred Stock (or until the earlier conversion of the Series C Preferred Stock at the option of the holders), with such accretion being recorded as a reduction in Additional Paid-in-Capital. During the period from September 10 through December 31, 2002, the amount of that accretion was $381,000. The Company recorded in Other Long-term Liabilities the $9,323,000 initial fair value of the Embedded Derivative and will periodically mark that value to market until such time as the maximum number of shares of common stock which may be issued upon conversion of the Series C Preferred Stock is determined. As of December 31, 2002, the market value of the Embedded Derivative was determined to be $9,194,000 and the Company recorded $129,000 of Other Income to reflect such adjustment.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2002 regarding shares of common stock authorized for issuance under the Company’s equity compensation plans. The Company’s stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,192,518	$3.17	1,102,506

(1)	Includes (i) the Company’s 1987 Equity Incentive Plan (the “1987 Plan”) which expired in 1997, but under which there were outstanding options on December 31, 2002 for an aggregate of 59,650 shares, (ii) the Company’s 1992 Equity Incentive Plan (the “1992 Plan”) which expired in 2002, but under which there were outstanding options on December 31, 2002 for an aggregate of 756,040 shares, and (iii) the Company’s 2000 Equity Incentive Plan under which there were outstanding options on December 31, 2002 for an aggregate of 376,828 shares and 1,102,506 shares were available for grant of future options.

In addition, in May of 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2002, there were 306,510 shares reserved for future issuance under the ESSP.

Note 15 to the financial statements appearing in Item 8 of this Annual Report on Form 10-K presents further information about the plans summarized above.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial information should be reviewed in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” of this report.

	For the Year Ended December 31,
Income Statement Data:	2002	2001	2000	1999	1998
	(in thousands except per share amounts)

Revenues	$350,133	$251,601	$233,466	$202,965	$197,439
Cost of revenues	253,412	178,085	166,303	149,637	147,214
Selling, general and administrative expenses	62,250	44,460	42,238	37,190	34,976
Depreciation and amortization	15,508	11,113	10,656	9,501	9,112
Restructuring(1)	750	—	—	—	—
Other acquisition costs(1)	5,406	—	—	—	—

Income from operations	12,807	17,943	14,269	6,637	6,137
Other income	129	—	—	—	—
Interest expense, net	12,682	9,991	9,167	8,599	9,631

Income (loss) before provision for (benefit from) income taxes and extraordinary loss	254	7,952	5,102	(1,962)	(3,494)
Provision for (benefit from) income taxes(2)	3,787	2,412	(2,016)	282	360

Income (loss) before extraordinary loss	(3,533)	5,540	7,118	(2,244)	(3,854)
Extraordinary loss, early extinguishment of debt, net of no tax benefit(1)	24,658	—	—	—	—

Net income (loss)	(28,191)	5,540	7,118	(2,244)	(3,854)
Dividends and accretion on preferred stock	1,291	448	448	448	448

Net income (loss) attributable to common shareholders	$(29,482)	$5,092	$6,670	$(2,692)	$(4,302)

Basic earnings (loss) per share:
Income (loss) before extraordinary loss	$(0.40)	$0.45	$0.60	$(0.25)	$(0.42)

Extraordinary loss, early extinguishment of debt	$(2.02)	$—	$—	$—	$—

Net income (loss) attributable to common shareholders	$(2.42)	$0.45	$0.60	$(0.25)	$(0.42)

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss	$(0.40)	$0.40	$0.59	$(0.25)	$(0.42)

Extraordinary loss, early extinguishment of debt	$(2.02)	$—	$—	$—	$—

Net income (loss) attributable to common shareholders	$(2.42)	$0.40	$0.59	$(0.25)	$(0.42)

Weighted average number of common shares outstanding	12,189	11,404	11,085	10,649	10,309

Weighted average common shares outstanding plus potentially dilutive common shares	12,189	12,676	11,305	10,649	10,309

Financial Data:
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$34,471	$29,056	$24,925	$16,138	$15,249
Working capital	$24,899	$10,529	$16,421	$14,565	$11,245
Goodwill, net	$19,032	$19,032	$19,799	$20,566	$21,055
Total assets	$599,690	$156,958	$149,568	$145,247	$145,910
Long-term obligations, less current portion	$156,245	$49,410	$65,322	$73,497	$69,932
Redeemable preferred stock	$13,543	$—	$—	$—	$—
Stockholders’ equity	$21,782	$49,569	$41,635	$34,171	$36,310

No cash dividends have been declared on the Company’s common stock.

(1)	Amounts recorded for the year ended December 31, 2002, for restructuring, other acquisition costs and extraordinary loss, early extinguishment of debt, all resulted from the acquisition of the assets of the Chemical Services Division of Safety-Kleen Corp. See item captioned Acquisition in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	The fiscal year 2002 provision for income taxes includes a charge to provide a valuation allowance for all net deferred tax assets. The fiscal years 2001 and 2000 provision for (benefit from) income taxes includes benefits relating to the partial reversal of a valuation allowance for deferred taxes previously recorded. See item captioned Income Taxes in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The Company defines “EBITDA” as it is defined in the Loan and Security Agreement dated September 6, 2002 between the Company and Congress Financial Corporation, which is net income or loss, excluding interest, taxes, depreciation and amortization, restructuring charges, effects of discontinued operations, other non-recurring costs, and certain extraordinary or non-recurring gains or losses. The Company’s management considers EBITDA to be a measurement of performance which provides useful information to both management and investors. The Company’s Revolving Credit Facility, Senior Loans and Subordinated Loans outstanding as of December 31, 2002 have covenants requiring specified amounts of EBITDA, and the conversion price of the Company’s Series C Preferred Stock outstanding as of December 31, 2002 is also affected by future EBITDA.

EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States of America as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. Furthermore, the Company’s measurement of EBITDA might be inconsistent with similar measures presented by other companies.

The following reconciliation of net income to EBITDA illustrates the difference between the two measures of operating performance for the following years ended December 31 (in thousands):

	2002	2001	2000	1999	1998
Net income (loss)	$(28,191)	$5,540	$7,118	$(2,244)	$(3,854)
Depreciation and amortization	15,508	11,113	10,656	9,501	9,112
Interest expense, net	12,682	9,991	9,167	8,599	9,631
Provision for (benefit from) income taxes	3,787	2,412	(2,016)	282	360
Restructuring	750	—	—	—	—
Other acquisition costs	5,406	—	—	—	—
Change in value of embedded derivative	(129)	—	—	—	—
Extraordinary loss, extinguishment of debt, net of no tax benefit	24,658	—	—	—	—

EBITDA	$34,471	$29,056	$24,925	$16,138	$15,249

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company provides a wide range of environmental services and solutions to a diversified customer base in the United States, Puerto Rico, Mexico and Canada. The Company seeks to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. Prior to the Company’s recent acquisition of the CSD assets described below, the Company was one of the largest providers of environmental services in the United States.

In February 2002, the Company initiated the acquisition of the CSD assets, which was completed effective September 7, 2002. That acquisition broadened the Company’s disposal capabilities, geographic reach and significantly expanded the Company’s network of hazardous waste disposal facilities. Following the acquisition, the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment and disposal facilities in North America. The Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its service area and will result in significant cost savings by allowing the Company to treat and dispose of hazardous waste internally that the Company previously paid third parties to dispose of and that further savings can be realized by eliminating redundant selling, general and administrative expenses and inefficient transportation costs.

The Company believes that significant synergies exist between the Company and the former CSD operations. The Company plans to reduce expenses by use of common information management systems to minimize disposal costs outside the integrated network of facilities by sending waste to the disposal facilities that it now owns. The Company also plans to eliminate duplicate costs relating to overlapping operations on a geographic basis. The integration of operations and reduction of the combined entities operating costs are ongoing.

In addition, as part of the acquisition, the Company assumed certain environmental liabilities valued in accordance with accounting principles generally accepted in the United States of America (“GAAP”) of approximately $202.9 million. The Company now anticipates such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

As further discussed in Item 14, “Controls and Procedures,” Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls.

Due to the deficiences in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. During the initial period of integration, the Company experienced deficiencies in certain of its internal controls. The Company has made significant progress in resolving the internal control weaknesses caused by the integration of the CSD into the Company’s systems.

Acquisition

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen. The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Seller) have been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to the Company free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by the Company as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 21 treatment, storage or disposal facilities (“TSDFs”) (four of which have since been closed by the Company), nine commercial landfills, four incinerators and six wastewater treatment facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.5 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 6.0 million cubic yards of remaining capacity which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incinerator in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Lambton, Ontario, and in Mercier, Quebec. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

The primary reasons for the acquisition of the CSD assets were to broaden the Company’s disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand the Company’s network of hazardous waste disposal facilities. In addition, the Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its site and industrial services. The performance of site and industrial services often involves hazardous waste disposal components that potentially increase the utilization and profitability of the facilities. Finally, the Company believes that the acquisition will result in significant cost savings by allowing the Company to treat and dispose of hazardous waste internally. The Company previously paid third parties to dispose of hazardous waste because the Company lacked the facilities required to dispose of the waste internally. The combined Company is expected to have annualized revenue in the range of approximately $670 million to $680 million, approximately 3,900 employees after planned headcount reductions, and approximately 38,000 customers including a sizable majority of the Fortune 500.

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash and incurred direct costs related to the transaction of $9,887,000 for a total purchase price of $44,217,000. In addition, the Company assumed with the transaction certain environmental liabilities valued in accordance with GAAP of approximately $202,897,000.

The Company has allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the initial allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired as of September 7, 2002 based on available information (in thousands):

	As Reported September 30, 2002	As Revised December 31, 2002
Current assets	$85,241	$81,279
Due from Safety-Kleen Corp	15,300	15,261
Property, plant and equipment	160,579	123,339
Intangible assets	114,442	87,902
Other assets	1,649	1,843
Current environmental liabilities	(23,574)	(21,200)
Other current liabilities	(57,655)	(52,772)
Environmental liabilities, long-term	(242,426)	(181,697)
Other long-term liabilities	(9,739)	(9,738)

Cost of CSD assets acquired	$43,817	$44,217

Cash purchase price	34,330	34,330
Estimated transaction costs	9,487	9,887

Cost of CSD assets acquired	$43,817	$44,217

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $202.9 million. The approximately $63.1 million decrease in environmental liabilities consists of a net $22.6 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plans to settle obligations and a $40.5 million decrease due to the Company discounting the environmental liabilities in order to record the liabilities at fair value under purchase accounting.

The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets which were acquired as part of the assets of the CSD. Intangible assets recorded at $87,902,000 consist of $82,602,000 of permits and $5,300,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. The independent appraisal firm calculated the fair value of the assets acquired from CSD as being $265,061,000 higher than the purchase price paid. Accordingly, the Company reduced the recorded value of the fixed and intangible assets as of the acquisition date by $265,061,000. The Company also concluded that intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

The Company was required to make estimates of the fair value of assets, the fair value of liabilities, including environmental liabilities, and the cost of planned exit activities. While the Company has made a good-faith attempt to estimate the fair value of these assets and liabilities, the fair value of environmental liabilities is difficult to estimate. Prior to the acquisition of the CSD assets, the Company performed significant due diligence regarding the environmental liabilities; however, additional facts learned subsequent to the acquisition date about the nature and extent of environmental liabilities existing at the acquisition date have resulted and could further result in adjustment to the estimate of environmental liabilities that existed as of the acquisition date. The Company recorded purchase accounting adjustments based primarily upon a plan to close duplicate facilities and functions and reduce headcount. The cost of this plan is subject to revision as the Company implements the plan. The recorded value of the fixed assets and intangible assets is subject to adjustment as a result of other purchase price adjustments.

The Company continues to gather information about the remedial environmental liabilities acquired. Remedial environmental liabilities are substantive and inherently difficult to estimate. Likewise, the Company acquired a number of contingencies which are not estimable based on the information available at this time. As information about these contingencies becomes available to the Company, the Company may record additional liabilities as part of the purchase price allocation. Liabilities may be recorded based on information gathered or based on management’s plan to settle these liabilities.

Furthermore, the cash portion of the purchase price is subject to adjustment based upon the final calculation of the CSD’s working capital, as defined in the Acquisition Agreement, as of the closing date. The Company has recorded a $15.3 million decrease to the purchase price, and a corresponding receivable from the Seller, to reflect the deficiency in working capital. The Company currently believes that the Seller’s position is that the Sellers delivered to the Company approximately $8.0 million more in working capital than the Company calculates. The Company and the Seller are continuing to resolve the final valuation of working capital. The Acquisition Agreement provides for any dispute to be resolved by submitting matters to binding arbitration. The Company expects the final valuation of working capital and any adjustment to the purchase price to be resolved during the second quarter of 2003. Since no goodwill was recorded in this transaction, adjustments to the fair value of the net assets acquired will also effect the value of the long-lived assets acquired including fixed assets. Any increase in the purchase price or estimate of environmental liabilities will increase the value allocated to fixed and intangible assets by the same amount.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12,943,000, which consisted primarily of increases in lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. The Company continues to evaluate its plans regarding the integration of facilities, functions, and resources and may record additional liabilities as a result. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other
	Number of Employees	Liability	Number of Facilities	Liability	Liability	Total
Original reserve established	461	$9,076	12	$3,604	$528	$13,208
Net change in estimate	—	—	—	(59)	(206)	(265)
Utilized through December 31, 2002	(238)	(4,300)	(2)	(15)	(92)	(4,407)

Balance December 31, 2002	223	$4,776	10	$3,530	$230	$8,536

Material business combinations require that pro forma results of operations for the current period be presented as though the business combination had been completed at the beginning of the period and corresponding prior period pro forma results of operations be presented as though the combination took place at the beginning of that period. Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide the Company audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years in the period ended August 31, 2001, and the Company filed these balance sheets as part of the Form 8-K filed by the Company with the SEC on September 25, 2002. However, due to Safety-Kleen’s material deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. Accordingly the Company is unable to provide pro forma results of operations reflecting the combined operations of the Company and the CSD for any periods prior to the Company’s acquisition of the CSD assets. The Company has received a “no-action letter” from the SEC staff with respect to the Company’s inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until the Company is able to obtain and file audited statements of operations and cash flows of the CSD (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that, during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services, at competitive prices and, in particular, that during the first six months following the closing the BSSD will provide the Company with at least $15.0 million of disposal business. Any shortfall from the $15.0 million guarantee will result in a payment to the Company of 40% of such shortfall. From the acquisition date through February 28, 2003, the Company billed Safety-Kleen approximately $11.0 million for waste disposal services. The Master Waste Disposal Agreement also provides that, during the three-year term of the Agreement, the Company will continue to use at competitive prices the services of the BSSD which were used by the CSD prior to the closing. Accordingly, both the Company and the BSSD should be significant customers of the other for at least the next three years.

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

Critical Accounting Policies and Estimates

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that the Company believes require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, allowance for doubtful accounts, testing assets for impairment, acquisition related assets and liabilities, deferred revenue, environmental liabilities, insurance expense, legal matters, and provision for income taxes. Prior to the completion and filing of this Annual Report on Form 10-K, the Audit Committee of the Company’s Board of Directors reviewed these critical accounting policies and estimates and discussed them with the Company’s management.

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

Deferred revenue.    It is customary practice to submit a bill for services shortly after waste is collected from a customer location which may precede completion of the waste disposal process. The Company recognizes revenue for waste disposal services when the waste is placed into a landfill, incinerated, treated in a wastewater treatment facility or shipped to a third party for disposal. Due to the large quantity of waste on hand and in-transit at the end of any month, the fact that waste from various sources is mixed subsequent to receipt, waste is received in various size containers and the amount of waste per container can vary significantly, the calculation of deferred revenue requires the use of significant estimates such as the average revenue charged for a type of waste and estimates of the average waste volume contained within various size containers.

Allowance for doubtful accounts.    The Company establishes an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, the Company analyzes the collectibility of accounts that are large or past due. In addition, the Company considers historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided.

Testing Assets for Impairment.    Testing assets for impairment requires projecting current earnings and cash flows into future periods based on expected trends. In addition, testing assets for impairment requires that judgements be made regarding reporting units and asset groupings. Starting in 2002, goodwill was tested for impairment based on estimated future discounted cash flows. Other assets are tested for impairment based on estimated undiscounted cash flows. Estimating future cash flows requires making projections that can differ materially from actual results.

Acquisition Related Assets and Liabilities.    Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Seller) have been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to the Company free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by the Company as part of the purchase price.

The allocation of the purchase price for the CSD assets and liabilities has not been finalized and is subject to adjustment. The cash portion of the purchase price is subject to adjustment based upon the final calculation of the CSD’s working capital, as defined in the Acquisition Agreement, as of the closing date. The Company has recorded a $15.3 million decrease to the purchase price, and a corresponding receivable from the Seller, to reflect the deficiency in working capital. The Company currently believes that the Seller’s position is that the Sellers delivered to the Company approximately $8.0 million more in working capital than the Company calculates. The Company and the Seller are continuing to resolve the final valuation of working capital. The Agreement provides for any dispute to be resolved by submitting matters to binding arbitration. The Company expects the final valuation of working capital and any adjustment to the purchase price to be resolved during the second quarter of fiscal year 2003.

The Company was required to make estimates of the fair value of assets, the fair value of liabilities, including environmental liabilities, and the cost of planned exit activities. While the Company has made a good-faith attempt to estimate the fair value of these assets and liabilities, the fair value of environmental liabilities is difficult to estimate. Prior to the acquisition of the CSD assets, the Company performed significant due diligence regarding the environmental liabilities; however, additional facts learned subsequent to the acquisition date  about the nature and extent of environmental liabilities existing at the acquisition date have resulted in and  could further result in adjustment to the estimate of environmental liabilities that existed as of the acquisition date. The direct costs of the acquisition include estimates which may need to be adjusted based on subsequent receipt of invoices. The Company recorded purchase accounting adjustments based primarily upon a plan to close duplicate facilities and functions and reduce headcount. The cost of this plan is subject to revision as the Company implements the plan.

Environmental Liabilities.    As more fully discussed under Item 1, “Business,” the Company’s waste management facilities are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment or otherwise protect the environment. In addition, in connection with the Company’s acquisition of the assets of the CSD in September 2002, the Company agreed to assume certain environmental liabilities of the CSD as part of the purchase price for the CSD assets.

Remediation liabilities are inherently difficult to estimate. Estimating remediation liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminates exist that have not been identified by the site investigation. In addition, the amount of remediation liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional information becomes available.

In addition, the Company must estimate the timing of payments for environmental liabilities years into the future. Because most of the Company’s environmental liabilities are discounted, significant acceleration in the timing of payments could result in material charges to earnings.

Insurance Expense.    It is the Company’s policy to retain a significant portion of certain expected losses related primarily to workers’ compensation, health insurance, comprehensive general and vehicle liability. Accruals are established for incurred losses based on information that is known at the time. Recording health insurance expense requires that estimates be made of the cost of health benefits to be provided in future periods. Actual expenditures required in future periods can differ materially from accruals established based on estimates.

Legal Matters.    In the ordinary course of conducting its business, the Company is subject to legal proceedings. Accruals are established for legal matters when, in the Company’s opinion, it is probable that a liability exists and the liability can be reasonably estimated. Estimates of the cost to settle disputes are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

Provision for Income Taxes.    The Company is required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the balance sheet. An assessment must then be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense.

The Company attempts to make realistic estimates in providing allowances for assets and recording liabilities. Because estimates are made in good faith, the Company’s experience has been that overestimates of expenses in one area are often offset by underestimates in other areas. The Company believes that in the future it is probable that an unexpected event, (as an example, the sudden bankruptcy of a significant customer or supplier that was previously believed to be a large and stable company), could materially affect the results of operations of a future period; however, due to the Company’s risk management programs, the Company believes that such an event would not be material to its financial condition.

Results of Operations

The Company’s operations are managed as two segments: Technical Services and Site Services. Technical Services include treatment and disposal of industrial wastes via incineration, landfill or wastewater treatment, collection and transporting of all containerized and bulk waste, categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services, and the Apollo Onsite Service, which customizes environmental programs at customer sites. This is accomplished through a network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers’ waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers chemists can also be dispatched to a customer location for the collection of chemical waste for disposal. Site Services provide highly skilled experts utilizing specialty equipment and resources to perform services, such as site decontamination, remediation projects, selective demolition, emergency response, spill cleanup and vacuum services at the customer’s site or another location. These services are dispatched on a scheduled or emergency basis. The Company also offers outsourcing services for customer environmental management programs, and provides analytical testing services, information management and personnel training services.

The following table sets forth for the periods indicated certain operating data associated with the Company’s results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” of this report.

	Percentage of Total Revenues
	Twelve-month Year Ended December 31,
	2002	2001	2000	1999	1998
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	7.0	9.2	10.9	12.5	14.3
Other costs	65.4	61.6	60.3	61.2	60.3

Total cost of revenues	72.4	70.8	71.2	73.7	74.6
Selling, general and administrative expenses	17.8	17.7	18.1	18.3	17.7
Depreciation and amortization	4.4	4.4	4.6	4.7	4.6
Restructuring	0.2	—	—	—	—
Other acquisition costs	1.5	—	—	—	—

Income from operations	3.7	7.1	6.1	3.3	3.1
Other income	—	—	—	—	—
Interest expense, net	3.7	3.9	3.9	4.3	4.9

Income (loss) before provision for income taxes and extraordinary loss	—	3.2	2.2	(1.0)	(1.8)
Provision for (benefit from) income taxes	1.1	1.0	(0.8)	0.1	0.2

Income (loss) before extraordinary loss	(1.1)	2.2	3.0	(1.1)	(2.0)
Extraordinary loss, early extinguishment of debt	7.0	—	—	—	—

Net income (loss)	(8.1)%	2.2%	3.0%	(1.1)%	(2.0)%

Segment data

The following table sets forth certain operating data associated with the Company’s results of operations and summarizes EBITDA contribution by operating segment for the years ended December 31, 2002, 2001 and 2000. See Item 6, “Selected Financial Data—Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for a description of the calculation of EBITDA. The Company considers EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” of this report, and in particular Note 19, “Segment Reporting.”

	Summary of Operations Year ended December 31,
	2002	2001	2000
	(in thousands)
Revenue:
Technical Services	$223,902	$122,898	$117,195
Site Services	126,181	128,587	116,064
Corporate Items	50	116	207

Total	350,133	251,601	233,466

Cost of Revenues:
Technical Services	159,182	86,710	85,065
Site Services	92,414	91,093	81,333
Corporate Items	1,816	282	(95)

Total	253,412	178,085	166,303

Selling, General & Administrative Expenses:
Technical Services	26,608	20,954	20,388
Site Services	11,965	10,569	9,408
Corporate Items	23,677	12,937	12,442

Total	62,250	44,460	42,238

EBITDA:
Technical Services	38,112	15,234	11,742
Site Services	21,802	26,925	25,323
Corporate Items	(25,443)	(13,103)	(12,140)

Total EBITDA Contribution	$34,471	$29,056	$24,925

Year ended December 31, 2002 versus Year ended December 31, 2001

Revenues

Total revenues for 2002 increased $98,532,000 or 39.2% to $350,133,000 for 2002 from $251,601,000 for 2001. Technical Services revenues for 2002 increased $101,004,000 or 82.2% to $223,902,000 for 2002 from $122,898,000 for 2001. The increases in total and Technical Services revenues were due to the acquisition of the CSD from Safety-Kleen. Site Services revenues for 2002 decreased $2,406,000 or 1.9% to $126,181,000 for 2002 from $128,587,000 for 2001. This decrease was due to two large emergency response projects performed in 2001 for which no similar projects existed in 2002 which was partially offset by an increase in Site Services revenues due to the acquisition of the CSD from Safety-Kleen.

The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the

Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. The Company is currently making significant efforts to consolidate CSD customer master file information and analyze and resolve inconsistencies.

There are many factors which have impacted, and continue to impact, the Company’s revenues. These factors include: integration of operations of the former CSD; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; and direct shipment by generators of waste to the ultimate treatment or disposal location.

Cost of Revenues

Total cost of revenues for 2002 increased $75,327,000 to $253,412,000 compared to $178,085,000 for 2001. Technical Services costs of revenue increased $72,472,000 or 83.6% to $159,182,000 from $86,710,000 in 2001. Site Services cost of revenue increased $1,321,000 or 1.5% to $92,414,000 from $91,093,000 in 2001. The change in cost of revenues in total and for Technical Services is primarily a result of the CSD acquisition. Site Services cost of revenues increased as a percentage of revenues due to the lack of higher margin emergency response work in 2002 compared to 2001. As a percentage of revenues, combined cost of revenues in 2002 increased 1.6% to 72.4% from 70.8% for 2001. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in 2002 as a percentage of revenues decreased 2.2% to 7.0% from 9.2% in 2001. This decrease in disposal expense is due to the Company internalizing waste disposal subsequent to the acquisition that the Company sent to third parties prior to the acquisition. The Company anticipates disposal costs paid to third parties will decrease significantly for 2003 as compared to 2002 due to the internalization of waste in the acquired end disposal facilities for the entire year 2003 as compared to the approximately four months of 2002. Other costs of revenues as a percentage of revenues increased 3.6% to 65.2% from 61.6% in 2001 primarily as a result of productivity, systems and integration issues related to the CSD acquisition as well as shutdown maintenance and repair expenses at the four acquired CSD incinerators.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2002 increased $17,790,000 or 40.0% to $62,250,000 from $44,460,000 for 2001. The increase was primarily due to increased costs due to the acquisition of the CSD. The overall increase reflects approximately 16 weeks of activity after the acquisition of the CSD assets, plus costs incurred prior to the acquisition in order to have the required infrastructure in place as of the acquisition date. In addition, health insurance costs for fiscal 2002 increased as compared to the same period of the prior year. The change in selling, general and administrative expenses by segment is primarily a result of the CSD acquisition. The Company expects selling, general and administrative expenses in 2003 to be significantly higher than in 2002 due to the increased size of the Company since the acquisition as compared to before the acquisition.

Depreciation and Amortization

Depreciation and amortization expense for 2002 increased $4,395,000 to $15,508,000 from $11,113,000 for 2001. The increase was primarily due to depreciation and amortization arising from the acquisition of the CSD assets. Partially offsetting these increases was a decrease to goodwill amortization, which was not amortized during 2002. Goodwill amortization ceased as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Goodwill amortization for 2001 was $767,000.

Depreciation and amortization expense for 2003 will be significantly higher due to the acquisition of the CSD from Safety-Kleen. The Company expects depreciation and amortization expenses in 2003 to be approximately $25 million.

Restructuring

For the year ended December 31, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition. The restructuring charge consists of $250,000 for severance for individuals who were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close sales offices and parts of facilities that were operated by the Company prior to the acquisition and that became duplicative.

Other Acquisition Costs

Other acquisition costs were $5,406,000 for the year ended December 31, 2002. The primary components of these costs were outside consultant services and expenses related to integration planning and execution following the acquisition.

Interest Expense, Net

Interest expense, net of interest income for 2002, increased $2,691,000 or 26.9% to $12,682,000 from $9,991,000 for 2001. The increase in interest expense was due to higher average balances owed during 2002 as compared to 2001 which resulted from the Company’s acquisition of the CSD assets.

Based on current interest rates, the balance of loans outstanding at December 31, 2002 plus the additional $43,260,000 of borrowings that will be required in 2003 under the Revolving Credit Agreement in order to fund additional cash collateral for the letter of credit facility, the Company estimates that interest expense for 2003 will be approximately $24 million.

Income Taxes

Income tax expense in 2002 increased $1,375,000 to $3,787,000 from $2,412,000 for 2001. Income tax expense for 2002 consists primarily of current tax expense relating to the Canadian operations of $2,047,000, $610,000 of current state income tax expenses due primarily to the profitable operations of certain legal entities and deferred tax expense for the U.S. of $1,052,000 due to establishing a valuation reserve for net deferred tax assets which were partially offset by an approximately $682,000 federal income tax refund as a result of the favorable resolution of a federal alternative minimum tax net operating loss carryback claim. In addition, deferred foreign tax expense was $623,000 for 2002.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. For the year ended December 31, 2002, the Company reviewed the adequacy of the valuation allowance for deferred taxes. As discussed in Note 2 to the financial statements, the Seller was unable to provide historical audited statements of operations and cash flows for the CSD. Accordingly, the Company determined it lacks sufficient verified historical taxable income to demonstrate it will be able to utilize the net operating loss (“NOL”) carryforwards and other deferred tax assets of the Company. Accordingly, no tax benefit has been recorded relating to the loss before benefit for income taxes and extraordinary loss, early extinguishment of debt, for 2002. The actual realization of the net operating loss carryforwards and other deferred tax assets depends on having future taxable income of the appropriate character prior to their expiration. Should the Company demonstrate the ability to generate future taxable income to utilize the NOL carryforwards and other deferred tax assets, a portion, or all, of the valuation allowance would be reduced. A portion of this valuation allowance reduction would be recorded as a tax benefit on the Statement of Operations and the balance would reduce the basis of assets acquired from the Sellers. At December 31, 2002, the Company had regular net operating loss carryforwards of approximately $47,200,000 which expire starting in 2010. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws.

Extraordinary Loss

Prior to the purchase of the CSD assets and as further discussed in Item 8, Notes 7 and 17 to the Consolidated Financial Statements, the Company had outstanding $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9,600,000 of 10.75% economic development revenue bonds (the “Bonds”). Under the terms of the Subordinated Notes and the Bonds, the Company was obligated to refinance all of the debt in order to complete the purchase of the CSD assets. The total cost of the extinguishment of that debt was approximately $24,658,000 and consisted of (1) a “Make Whole Amount” for the Subordinated Notes of $16,991,000, (2) the defeasance costs on the Bonds of approximately $3,057,000, and (3) the write-off of deferred financing costs on both the Subordinated Notes and the Bonds of approximately $4,610,000, of which $2,366,000 represented a write-off of the then unamortized debt issue discount based on the fair market value of warrants issued in connection with the Subordinated Notes on April 30, 2001. As described in Item 8, “Financial Statements and Supplementary Data,” Note 8 to the Consolidated Financial Statements under “Litigation Involving Former Holders of Subordinated Notes”, the Company has initiated litigation against the former holders of the Subordinated Notes seeking to recover the “Make Whole Amount” as an unenforceable penalty under Massachusetts case law.

As described below under “Liquidity and Capital Resources—New Accounting Pronouncements,” the Company anticipates that as a result of the adoption of SFAS No. 145, “Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” for fiscal years beginning after May 15, 2002, the Company will reclassify the extraordinary loss totaling $24,658,000 as described above to an “other expense” to be deducted prior to arriving at income or loss from operations during 2002. The Company believes this reclassification will not materially affect the Company’s financial condition.

EBITDA Contribution

The combined EBITDA contribution by segments for 2002 increased $5,415,000 or 18.6% to $34,471,000 from $29,056,000 in 2001. The increase from Technical Services was $22,878,000 which was partially offset by decreases in Site Services of $5,123,000 and an increase in corporate items of $12,340,000. The combined EBITDA contribution is comprised of revenues of $350,133,000 and $251,601,000 net of cost of revenues of $253,412,000 and $178,085,000 and selling, general & administrative expenses of $62,250,000 and $44,460,000 for the years ended December 31, 2002 and 2001, respectively.

Year ended December 31, 2001 vs. Year ended December 31, 2000

Revenues

Total revenues for 2001 increased $18,135,000 or 7.8% to $251,601,000 from $233,466,000 for 2000. Technical Services revenues increased $5,703,000 or 4.9% to $122,898,000 from $117,195,000 in 2000. Site Services revenues increased $12,523,000 or 10.8% to $128,587,000 from $116,064,000 in 2000. The overall increase in Site Services revenues includes approximately $11,300,000 related to anthrax emergency response and remediation work. Excluding anthrax, revenues from other large emergency response jobs were approximately equal to those in 2000. In Technical Services, LabPack services revenues were up $3,347,000 while other transportation and disposal revenues were down $1,559,000 compared to the prior year. The volume of waste processed through the Company’s facilities increased by 3.4%. The pricing of waste processed decreased by 2.6%.

Cost of Revenues

Total cost of revenues for 2001 increased $11,782,000 to $178,085,000 from $166,303,000 for 2000. Technical Services cost of revenues increased $1,645,000 or 1.9% to $86,710,000 from $85,065,000 in 2000. Site Services cost of revenues increased $9,760,000 or 12.0% to $91,093,000 from $81,333,000 in 2000. As a percentage of revenues, cost of revenues in 2001 decreased 0.4% to 70.8% from 71.2% for 2000. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties as a percentage of revenues declined 0.9% to 9.2% from 10.9% for 2000. This decrease was due to disposal revenues decreasing as a percentage of total revenues due to the revenue mix, and to continuing efforts to internalize the disposal of waste, to develop alternative lower cost disposal technologies and to identify lower cost suppliers. Other costs of revenues as a percentage of revenues increased 1.3% to 61.6% from 60.3% for 2000. This increase was primarily due to decreased margins on Site Services work performed due to the mix of jobs performed and was partially offset by increased margins on waste processed through the Company’s facilities due to the increase in the volume of waste processed and the fixed cost nature of the plants.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for 2001 increased $2,222,000 or 5.3% to $44,460,000 from $42,238,000 for 2000. Technical Services selling, general & administrative expenses increased $566,000 or 2.8% to $20,954,000 from $20,388,000 in 2000. Site Services selling, general & administrative expenses increased $1,161,000 or 12.3% to $10,569,000 from $9,408,000 in 2000. Corporate selling, general and administrative expenses increased $495,000 or 4.0% to $12,937,000 from $12,442,000 in 2000. The increases are comprised primarily of an increase in salary expense in order to remain competitive in employment markets in which the Company operates, an increase in headcount in order to support the growth in revenues, and an increase in the cost of health insurance.

Depreciation and Amortization

Depreciation and amortization expense in 2001 increased $457,000 to $11,113,000 from $10,656,000 for 2000. The increase was primarily due to net additions of fixed assets and amortization of other intangible assets.

Interest Expense, Net

Interest expense net of interest income for 2001 increased $824,000 to $9,991,000 from $9,167,000 for 2000. On April 30, 2001 the Company redeemed $50,000,000 of Senior Notes. Interest expense increased due to higher interest rates on the debt issued to refinance the Senior Notes. The Senior Notes would have matured on May 15, 2001, and the Company found it necessary to incur relatively higher interest costs in order to complete the refinancing of the Senior Notes on a timely basis. The refinancing included the issuance of $35,000,000 of 16% Subordinated Notes due 2008 and warrants to the holders of such Subordinated Notes for an aggregate of 1,519,020 shares of common stock with an exercise price of $0.01 per share. Partially offsetting the effect of the higher interest rates were lower average balances of debt outstanding.

Income Taxes

Income tax expense in 2001 was $2,412,000 compared to an income tax benefit of $2,016,000 for 2000. The increase was primarily due to changes in taxable income arising from the use of loss carryforwards from prior periods and a related review of the adequacy of valuation allowances on deferred tax assets, which are further discussed below.

In 2001, income tax expense of $2,412,000 was recorded on pre-tax income of $7,952,000 for an effective tax rate of 30.3%. SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the net deferred tax assets will not be realized. Due to losses in prior years, by 1998, the Company had reserved all net deferred tax assets. In 2001, based on the level of profits and the forecast for profits in future years, the Company determined that it was more likely than not that all deferred tax assets would be utilized, with the exception of $2,844,000 of net operating loss carryforwards which may only be used to offset future taxable income, if any, of former ChemClear entities. Accordingly, the valuation allowance was reduced by $1,250,000 to $967,000 at December 31, 2001 from $2,217,000 at December 31, 2000. This resulted in a reduction in the effective tax rate of 15.7%. If the valuation allowance had not been adjusted in 2001, the effective tax rate would have been 46.0%.

The Company paid income taxes in cash relating to 2001 of approximately $800,000, significantly less than the income tax expense of $2,412,000 recorded. This is due to significant differences in accounting for income taxes for financial accounting and tax purposes. For 2001, federal taxable income before net operating loss carryforwards was approximately $11,330,000, which is higher than the pre-tax income of $7,952,000 stated on the Consolidated Statements of Operations. This is partly due to permanent differences relating to the amortization of goodwill and the non-deductibility of meals and entertainment expenses, and is also due to temporary differences, the largest of which relate to depreciation expense for financial accounting purposes being greater than that for tax purposes because many assets were fully depreciated for tax purposes due to accelerated depreciation. The other major temporary difference relates to permits. Remediation expenditures are expensed for tax while certain expenditures are capitalized to permits and amortized for financial accounting purposes.

In 2001, the Company had no ordinary federal income tax liability due to the existence of net operating loss carryforwards. The approximately $800,000 that the Company paid in income taxes for 2001 consists primarily of federal alternative minimum taxes, and tangible property and net worth taxes that are levied as a component of state income taxes.

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

EBITDA Contribution

The combined EBITDA contribution by segments for 2001 increased $4,131,000 or 16.6% to $29,056,000 from $24,925,000 in 2000. The increase was comprised of a $3,492,000 increase in Technical Services and a $1,602,000 increase from Site Services. The EBITDA contribution is comprised of revenues of $251,601,000 and $233,466,000 net of cost of revenues of $178,085,000 and $166,303,000 and selling, general & administrative expenses of $44,460,000 and $42,238,000 for the years ended December 31, 2001 and 2000, respectively.

Factors That May Affect Future Results

Presented below are certain factors that investors should consider with respect to an investment in the Company’s securities. Investors should be aware that there are various risks, including those described below, which may materially impact on investment in the Company’s securities or may in the future, and, in some cases, already do, materially affect the Company and its business, financial condition and results of operations This section includes or refers to certain forward-looking statements; Investors should read the explanation of the qualifications and limitations on such forward-looking statements discussed on pages 1 and 39 of this report.

Factors Associated with the Acquisition

The acquisition of the CSD assets made the Company the largest operator of hazardous waste disposal facilities in North America with projected annualized revenue of approximately $670,000,000 to $680,000,000. While the Company believes that the acquisition has the potential to generate significant value for stockholders, the acquisition also presents certain risks.

High Level of Debt.    In order to acquire the CSD assets, the Company was required (in addition to assuming as part of the purchase price certain significant environmental liabilities of the CSD as described below) to refinance all of its then outstanding debt and obtain significant additional financing. Accordingly, the Company now has outstanding, or has the right to draw, up to $280,000,000 of total financing (which includes $255,000,000 of debt and $25,000,000 of redeemable Series C Preferred Stock). As a result, the Company now has a high level of annual interest expense and ratio of debt to stockholders’ equity, which increase the risk that unexpected events may have a potential adverse effect on the Company’s financial condition and results of operations. In addition, the financial covenants included in the documents which evidence such financing place significant restrictions on the Company’s future operations.

Integration Issues.    Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Item 7, “Acquisition”), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial period of the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations within the United States and certain systems in Canada are substantially integrated and efficiently operating as of December 31, 2002. During the integration process, the Company identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies. However, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, increases the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations, increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen’s preexisting deficiencies in financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen has provided to the Company are not accurate. Prior to the acquisition, the Company conducted extensive due diligence investigations with respect to the operations and cash flows of the

CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

In connection with the audit for the year ended December 31, 2002, PricewaterhouseCoopers LLP (“PwC”) advised the Audit Committee of the Company’s Board of Directors, and the Chief Financial Officer and the Corporate Controller advised the Disclosure Committee, that during the course of the audit of the Company’s financial statements for the year ended December 31, 2002, they noted material weaknesses in internal controls relating to the documentation and the retention of documentation for the environmental liabilities, material weaknesses in internal controls for the process of calculating deferred revenue, and material weaknesses in internal controls over recording expenses in the appropriate period. Also, reportable conditions exist for valuation of supplies inventory and security over significant financial systems.

Most of the deficiencies were introduced with the CSD acquisition. The Company has observed steady improvement during the months subsequent to the acquisition and anticipates further natural additional improvements as the new users of the Company’s systems become more experienced and key data elements transferred from the old CSD systems are replaced with more current and accurate information from transactions processed through the Company’s systems. In addition, the Company intends to create a new function headed by a senior manager focused on assessment and remediation of internal controls and procedures for financial reporting.

Employee Retention.    The integration of the operations of the former CSD into the Company has required and will continue to require significant effort by key employees of the Company. Accordingly, if the Company were not able to retain key employees during the integration period, this could adversely affect such integration and therefore the Company’s operations and cash flows.

Assumed Environmental Liabilities.    As part of the acquisition, the Company assumed certain environmental liabilities of the CSD valued (in accordance with generally accepted accounting principles in the United States) at approximately $202.9 million. Certain of the liabilities are calculated on a present value basis in accordance with generally accepted accounting principles (which takes into consideration both the amount of such liabilities and the timing when it is projected that the Company will be required to pay such liabilities). The Company performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company anticipates such liabilities will be payable over many years and that cash flows generated from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

Restriction of Access to Public Financing.    The rules of the SEC require the Company to file, as part of the Company’s periodic reports and registration statements for securities offerings, audited financial statements for the acquired business. As previously noted, Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. Safety-Kleen provided the Company audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years ended August 31, 2001, but due to Safety-Kleen’s material deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. The Company has received a “no-action letter” from the SEC staff with respect to the Company’s inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until the Company is able to obtain and file audited statements of operations and cash flows of the CSD (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

Customer Retention.    The Company and the CSD prior to the acquisition provided services to certain customers which used both companies in order to ensure competitive pricing and reduce the risk that either company would not be able to perform all of the services required by such customers. Subsequent to the acquisition, a portion of those customers may seek to place some business with other vendors so that such customers can continue to maintain more than one source of supply for environmental services. This could cause the results from operations and cash flows of the Company to be less than anticipated based upon the prior separate operations of the Company and the CSD.

Required Financial Assurances.    The Company is required to carry significant amounts of insurance and occasionally post bid and performance bonds. The Company’s ability to continue conducting its operations could be adversely affected if the Company should become unable to obtain sufficient insurance or surety bonds at reasonable premiums and cash collateral levels to meet its business and regulatory requirements in the future. The availability of insurance may be influenced by developments within the insurance industry itself, as well as the insurers’ or sureties’ assessment of their risk of loss with the Company. Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. The Company’s total closure and post-closure costs requiring financial assurance by regulators are now approximately $274 million. The Company has placed most of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company. The Company was required to and has posted letters of credit of $47 million under the insurance policies, and is required to post additional letters of credit of approximately $42 million in 2003.

Other Factors

General Market Conditions.    The Company’s future operating results may also be affected by such factors as the Company’s ability to: utilize its facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which appears to be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through its facilities from existing and acquired sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the site services business.

Economic and Industry Conditions.    Economic downturns or recessionary conditions in North America can adversely affect the demand for the Company’s services. The Company believes that its revenues and profits were negatively affected in certain customer sectors by the recessionary conditions in 2002 and 2001, and the Company believes that this trend may continue into 2003. The Company believes that the environmental services industry is on a secular uptrend that started in the late 1990’s. Going back to the 1980’s, the environmental services industry raised more capital and invested in more assets than the industry required. Starting in the early 1990’s the environmental services industry commenced a period of rationalization in which surplus capacity was eliminated, efficiency was increased and the industry consolidated into a few major companies. The Company believes that within several years that equilibrium between supply and demand for environmental services will be re-established.

Impact of Major Remedial Projects.    The Company’s operations may be affected by the commencement and completion of major site remedial projects; cleanup of major spills or other events; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing the management of hazardous waste; secular changes in the waste processing industry towards waste minimization and the propensity for delays in the remedial market; suspension of governmental permits; and fines and penalties for noncompliance with the myriad of regulations governing the Company’s diverse operations. As a result of these factors, the Company’s revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

Seasonality.    The Company’s operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities. Typically during the first quarter of each calendar year there is less demand for environmental remediation due to weather related reasons, particularly in the northern and midwestern U.S. and Canada and increased possibility of unplanned weather related plant shutdowns.

Dependence on Cyclical Industries.    The hazardous and industrial waste management business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture, aerospace and pharmaceutical industries. If those cyclical industries slow significantly, the business that the Company receives from those industries is likely to slow.

New MACT Standards.    The recently promulgated (February 13, 2002) Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule of the Clean Air Act Amendments are identical to the technology-based emission standards, originally promulgated on September 30, 1999, for incinerators, cement kilns and lightweight aggregate kilns. The Company will be required to expend approximately $15 million in fiscal year 2003 in order to bring its Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah incineration facilities into compliance with the new rules. Management believes that some facilities owned by others may not find it economical to upgrade to the new standards, which could result in the closure of some facilities. This could result in a reduction of incineration capacity and lead to improved pricing for incineration. However, no assurances can be given that this will happen. Promulgation of Final Standards for the HWC MACT must occur by June 14, 2005; however, it is too soon to determine any impacts on future operations or earnings.

New Wastewater Regulations.    In December 2000 the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized waste treatment (“CWT”) facilities. The new rules set stringent limits for the discharge of metals, organic compounds and oil. A number of the Company’s wastewater treatment facilities are affected by the new rules and must be in compliance with the discharge standards by December 2003. Several of the affected facilities already are in compliance with the CWT discharge standards, and the Company is working on bringing the other facilities into compliance with the new regulations. The Company does not believe that complying with the new standards will materially adversely affect results from operations.

Impact of Other Governmental Regulations.    While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in increased operating and compliance costs. The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations, and has 100% compliance as its goal. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management believes that in the ordinary course of doing business, companies in the environmental services industry are routinely faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.

From time to time, the Company has paid fines or penalties in governmental environmental enforcement proceedings, usually involving its waste treatment, storage and disposal facilities. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the Company’s plants, equipment, and vehicles, based on the Company’s compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact the Company’s operations and could have a material adverse impact on financial results. Although the Company has never had any of its facility operating permits revoked, suspended or non-renewed involuntarily, no assurance can be given that such an occurence will never happen. Such a potential occurence is an inherent risk of the business.

Possible Future Write-Downs of Assets.    The Company participates in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructuring during the past several years. Periodically, the Company reviews long-lived assets for impairment. At the end of 2002, the Company determined based on this review that no asset write-downs were required; however, if conditions in the industry deteriorate further, certain assets could be determined to be impaired and an asset write-off could be required. Also, industry conditions may result in significant volatility of the Company’s common stock price, as well as that of its competitors.

Environmental Liabilities

The Company records environmental related accruals for both its landfill and non-landfill operations. See Note 3 to the financial statements for further discussion of the Company’s methodology for estimating and recording these accruals.

Environmental Liabilities Assumed — The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $202.9 million. The $63.1 million decrease in environmental liabilities consists of a net $22.6 million reduction due to changes in estimates based on the better information that now exists as to the nature and extent of environmental contamination and a $40.5 million decrease due to the Company discounting the environmental remediation liabilities in order to record the liabilities at fair value under purchase accounting.

Discounted Environmental Liabilities — As discussed more fully under Note 3(l) to the financial statements, final closure and post closure liabilities are inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the expected time of payment then discounted to its present value using a risk-free discount rate (4.9% at December 31, 2002).

The Company has recorded liabilities for closure, post-closure and remedial obligations as of December 31, 2002 and 2001 as follows (amounts in thousands):

	2002	2001
Current portion of environmental liabilities	$22,331	$155
Non-current portion of environmental liabilities	182,280	1,726

Total	$204,611	$1,881

The changes to environmental liabilities for the year ended December 31, 2002 are as follows (in thousands):

	December 31, 2001	Assumed in the CSD acquisition	Charges to Expense	Reclassifications and other	Payments	December 31, 2002
Landfill Facilities	$—	$58,978	$1,507	$307	$(27)	$60,765
Remedial Liabilities:
Remediation for landfill sites	—	4,498	37	(16)	—	4,519
Remediation, closure and post-closure for closed sites	—	107,013	979	153	(3,246)	104,899
Remediation (including Superfund) for non-landfill open sites	1,881	32,408	519	(148)	(232)	34,428

Total	$1,881	$202,897	$3,042	$296	$(3,505)	$204,611

In the following table, reserves for environmental obligations are classified as of each balance sheet date based on their classification at December 31, 2002. Reserves for closure, post-closure and remedial obligations as of December 31, 2002 and 2001, respectively, are as follows (in thousands):

	2002	2001
Landfill facilities:
Cell closure	$20,336	$—
Facility closure	12,125	—
Post-closure	28,304	—

	60,765	—

Remedial liabilities:
Remediation for landfill sites	4,519
Remediation, closure and post-closure for closed sites	104,899	—
Remediation (including Superfund) for non landfill open sites	34,428	1,881

	143,846	1,881

Total	$204,611	$1,881

All of the landfill facilities included in the table above are active as of December 31, 2002.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2003	$22,331
2004	25,314
2005	20,524
2006	16,829
2007	13,997
Thereafter	268,553

Subtotal	367,548
Less: Reserves to be provided (including discount of $74.2 million) over remaining site lives	(162,937)

Total	$204,611

Remedial liabilities, including Superfund liabilities — As described in the tables above under “Discounted environmental liabilities,” the Company has as of December 31, 2002 a total of $143.8 million of estimated liabilities for remediation of environmental contamination, of which $4.5 million related to the Company’s landfills and $139.3 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 54 active Superfund sites as of December 31, 2002. As described in Item 3, “Legal Proceedings,” the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

Remediation liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminates exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded are dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional information becomes available.

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to assist the Company in estimating accurately the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 34 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2002 (as calculated in accordance with generally accepted accounting principles) for future remediation and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $143.8 million. The Company also estimates that it is “reasonably possible”, as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $19.3 million greater than such $143.8 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the estimated amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company’s business (18 facilities)	$29,334	20.4%	$2,884
Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (22 facilities)	104,899	73.0%	14,783
Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (34 sites)	7,355	5.1%	1,406
Sites for which the Company had liabilities prior to the acquisition of CSD assets (28 Superfund sites and 5 other sites)	2,258	1.5%	226

Total	$143,846	100.0%	$19,299

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$33,078	23.0%	$3,030
Bridgeport, NJ	Closed incinerator	29,114	20.2%	3,324
Roebuck, SC	Closed incinerator	10,772	7.5%	904
Cleveland, OH	Closed wastewater treatment	8,004	5.6%	796
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (36 facilities)	55,330	38.5%	9,813
Various	Superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste (54 sites)	7,548	5.2%	1,432

Total		$143,846	100.0%	$19,299

The estimated liabilities reflected in the above tables do not include any potential remedial liabilities which the Company may incur in the future with respect to the Ville Mercier facility or the Marine Shale site as previously discussed in Item 3, “Legal Proceedings.” For the reasons there described, the Company believes any such liabilities are not both probable and estimable at this time. See “Contingent Remedial Liabilities” below.

Revisions to remedial reserve requirements may result in upward or downward adjustments to income from operations in any given period. The Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

Contingent Remedial Liabilities — Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable. As described in Item 3, “Legal Proceedings” under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” the Company may incur certain remedial liabilities in the future in connection with the facility and site which are the subject of those proceedings, but the amount of any such potential liabilities are not both probable and estimable at this time. Accordingly, the Company has not recorded any such remedial liabilities as part of the purchase price for the CSD assets. The Company continues to gather information about the remedial environmental liabilities acquired. Remedial environmental liabilities are substantive and inherently difficult to estimate. Likewise, the Company acquired a number of contingencies which are not estimable based on the information available at this time. As information about these contingencies becomes available to the Company, the Company may record additional liabilities as part of the purchase price allocation. Liabilities may be recorded based on information gathered or based on management’s plan to settle these liabilities. If the Company cannot determine that these remedial liabilities were estimable by September 7, 2003 in order to record these contingent liabilities as an adjustment to the purchase price, then these contingent remedial liabilities could result in a material loss when they become estimable.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company’s primary sources of liquidity are cash flows from operations, existing cash and the Revolving Credit Facility (as hereinafter defined). As of December 31, 2002, cash and cash equivalents was approximately $13,682,000, and $17,709,000 had been drawn on the Revolving Credit Facility. The Company expects to use in fiscal 2003 approximately $43,260,000 from the Revolving Credit Facility in order to fund additional cash collateral for the letter of credit facility.

The Company intends to use its existing cash and cash flow from operations to fund future operating expenses and recurring capital expenditures. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. As part of the CSD acquisition, the Company assumed environmental liabilities of CSD valued in accordance with generally accepted accounting principles of approximately $202.9 million. The Company performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company anticipates such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

Cash Flows for 2002

For the year ended December 31, 2002, the Company generated approximately $5,649,000 of cash from operating activities. Non-cash and non-operating expenses recorded for the year ended December 31, 2002 totaled $45,231,000. These adjustments consisted primarily of the $24,658,000 extraordinary loss related to refinancing the Company’s debt, non-cash expenses of $15,508,000 for depreciation and amortization, $1,199,000 for the accretion of environmental liabilities, and deferred income tax expense of $1,676,000. Other sources of cash totaled $23,589,000. The largest other source of cash was due to a $12,201,000 increase in accounts payable which was caused by the Company paying the former CSD vendors in accordance with its normal business terms while the CSD prior to the acquisition was required to make payments on less favorable terms due to its operating under Chapter 11 of the Bankruptcy Code. The other significant source of cash was an increase of $8,693,000 in deferred revenue which was caused by issues relating to the integration of the CSD into the Company. Largely offsetting the sources of cash were uses of cash that totaled $63,171,000 and consisted primarily of the net loss for the year of $(28,191,000), and increases in accounts receivable of $9,679,000 and unbilled accounts receivable of $9,695,000. These increases in receivables were due to issues relating to the integration of the CSD into the operations of the Company. Other uses of cash consisted primarily of an increase in prepaid expenses of $5,277,000 which was due primarily to the required prepayment of a financial assurance policy for closure and post-closure care for the CSD facilities acquired and a decrease in accrued disposal costs of $5,060,000 due to the Company internalizing waste disposal in the end disposal facilities that it then owned subsequent to the acquisition.

For the year ended December 31, 2002, the Company used $115,739,000 of cash in investing activities. This consisted of cash expended relating to the acquisition of the assets of the CSD of $44,217,000, additions to property, plant and equipment of $12,460,000, and restricted investments purchased of $60,256,000 to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $792,000 and proceeds from the sale of restricted investments of $402,000.

For the year ended December 31, 2002, the Company obtained funds from financing activities of $117,093,000. Sources of cash from financing activities totaled $205,214,000 and consisted primarily of $115,000,000 from the issuance of Senior Loans, $40,000,000 from the issuance of Subordinated Loans, $25,000,000 from the issuance of Redeemable Series C Preferred Stock, and $17,709,000 borrowed on the Revolving Credit Facility.

The Company used the sources of cash from financing activities of $205,214,000 together with the $5,649,000 of cash generated from operations primarily to fund the investing activities of $115,739,000 previously discussed, redeem the $35,000,000 of Subordinated Notes outstanding just prior to the acquisition, repay $21,424,000 of long-term obligations, make debt extinguishment payments of $20,048,000, pay financing costs of $8,222,000 and increase the amount of cash on-hand by $7,003,000.

Cash Flows for 2001

For the year ended December 31, 2001, the Company generated $24,632,000 of cash from operations. Sources of cash consisted primarily of $5,540,000 of net income for the period and non-cash expenses of $11,113,000 for depreciation and amortization, $636,000 for the amortization of deferred financing costs, $238,000 for the amortization of the debt issue discount relating to the issuance of the warrants and $587,000 for the provision for the allowance for doubtful accounts. Additional sources of cash from operations totaled $8,340,000. These sources consisted primarily of a $3,106,000 increase in other accrued expenses a $1,496,000 increase in deferred revenue, a $1,285,000 increase in accrued disposal costs and a $1,347,000 decrease in net deferred tax assets which is due primarily to the utilization of net operating loss carryforwards. Partially offsetting these sources of cash were uses of cash from operations totaling $1,822,000 consisting primarily of a $736,000 increase in supplies inventory, a $399,000 increase in prepaid expenses and a $382,000 increase in unbilled accounts receivable.

For the year ended December 31, 2001, the Company used cash generated from operations of $24,632,000 together with total cash provided from financing activities of $58,481,000 which consisted primarily of proceeds from the issuance of the Subordinated Notes of $35,000,000, other borrowings of $19,000,000 and improvements generated in the Company’s cash management program of $4,184,000. These sources of cash were used primarily to repay the $50,000,000 of Senior Notes, repay debt of $18,503,000, pay the $2,795,000 related to the cost of refinancing the Senior Notes, fund capital improvements of $7,277,000 and increase the amount of cash on hand by $4,086,000.

The 2002 Refinancing

As further discussed in the Form 10-K dated December 31, 2001, the Company previously had a Loan Agreement (the “2001 Loan Agreement”) with Congress Financial Corp. (New England) (the “Lender”). The 2001 Loan Agreement provided for a $30,000,000 revolving credit facility (the “Revolver”), a $19,000,000 term note and a $3,000,000 term note. The Revolver allowed the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit could not exceed $20,000,000 at any one time. At December 31, 2001, borrowings on the Revolver were zero, letters of credit outstanding were $9,674,000 and the amount available to borrow was $20,326,000. On September 10, 2002, the Company’s debt under the 2001 Loan Agreement was replaced by a new Revolving Credit Facility as described below.

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

The Company completed a series of transactions in September 2002 in order to finance the cash portion of the purchase price for the CSD assets, refinance all of the Company’s previously outstanding debt, provide cash collateral for letters of credit to support the financial assurances which the Company must provide to governmental entities for the Company’s licensed hazardous waste facilities, pay transaction costs and provide for adequate future working capital. The Company raised $280,000,000 of total financings (which amount includes $20,000,000 of additional loans under the Ableco Financing Agreement described below which closed within three days after the initial closing of such Agreement on September 10, 2002). The $280,000,000 of total financings consist of a $100,000,000 three-year revolving credit facility (the “Revolving Credit Facility”), $115,000,000 of three-year non-amortizing term loans (the “Senior Loans”), $40,000,000 of five-year non-amortizing subordinated loans (the “Subordinated Loans”), and $25,000,000 of redeemable Series C convertible preferred stock (the “Series C Preferred Stock”, see Note 14). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100,000,000 of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility. The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002 between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allows the Company to borrow up to $100,000,000 in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20,000,000 in Canadian dollars and a line for the Company and its US subsidiaries equal to $100,000,000 in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20,000,000. At December 31, 2002, letters of credit outstanding under the Revolving Credit Facility were $316,000 and the Company had approximately $63,525,000 available to borrow. This consisted of borrowing availability in the U.S. of approximately $50,867,000 and availability in Canada of approximately $12,658,000 (USD). The Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.0%, with the balance at prime. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit. The Company expects to use in fiscal 2003 approximately $43,260,000 from the Revolving Credit Facility in order to fund additional cash collateral for the letter of credit facility.

The Company’s obligations under the Revolving Credit Facility are secured by a first security interest in the Company’s accounts receivable and a second security interest in substantially all of the Company’s other assets (exclusive of real estate, rolling stock and cash collateral provided by the Company to the issuer of the letters of credit under the L/C Facility). The Revolving Credit Facility provides for certain covenants the most restrictive of which require the Company to maintain minimum consolidated annualized or rolling four quarters earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $56,000,000 for purposes of calculating the annualized EBITDA as of the completion of the fiscal quarter ending December 31, 2002 and increasing in varying quarterly increments to $90,000,000, $125,000,000, $145,000,000, $160,000,000 and $170,000,000 for years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. For the quarter ended December 31, 2002, annualized EBITDA was $72,832,000, and thus within covenant.

Annualized EBITDA for the fourth quarter of 2002 is calculated as follows (dollars in thousands):

Fourth Quarter 2002
Net income	$4,942
Depreciation and amortization	5,764
Interest expense, net	5,202
Provision for income taxes	1,616
Other acquisition costs	813
Change in value of embedded derivative	(129)

EBITDA	18,208

Annualized EBITDA (fourth quarter × 4)	$72,832

The Company is also required to maintain annualized or four quarters rolling fixed charge coverage ratio of not less than 0.65 to 1.0 for the fiscal quarter ending December 31, 2002 and increasing in varying quarterly increments to not less than 1.0 to 1.0 and 1.45 to 1.0 for the years ended December 31, 2003 and 2004, respectively. Thereafter, the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0. At December 31, 2002, the fixed charge coverage ratio was 1.6 to 1.0.

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

The Senior Loans and the Subordinated Loans are secured by a first security or mortgage interest in substantially all of the Company’s assets, except for second security interests in the Company’s accounts receivable in which the Agent under the Revolving Credit Facility has a first security interest and the cash collateral provided by the Company to the issuer of letters of credit under the L/C Facility in which such issuer has a first security interest. The Ableco Financing Agreement provides for certain covenants the most restrictive of which require that the Company maintain minimum consolidated annualized or rolling four quarters earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $56,000,000 for purposes of calculating the annualized EBITDA as of the completion of the fiscal quarter ending December 31, 2002 and increasing in varying quarterly increments to $90,000,000, $125,000,000, $145,000,000, $160,000,000 and $170,000,000 for years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. For the quarter ended December 31, 2002, annualized EBITDA was $72,832,000 and thus within covenant. The Company is required to maintain annualized or four quarters rolling fixed charge coverage ratio of not less than 0.65 to 1.0 for the fiscal quarter ending December 31, 2002 and increasing in varying quarterly increments to not less than

1.0 to 1.0 and 1.45 to 1.0 for the years ended December 31, 2003 and 2004, respectively. Thereafter, the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0. At December 31, 2002, the fixed charge coverage ratio was 1.6 to 1.0. The Company is also required to maintain a leverage ratio of consolidated funded indebtedness to either consolidated annualized or rolling four quarters EBITDA of not more than 3.5 to 1.0 for the fiscal quarter ending December 31, 2002 and decreasing in varying quarterly increments to not more than 2.5 to 1.0 and 1.5 to 1.0 for the years ended December 31, 2003 and 2004, respectively. At December 31, 2002, the leverage ratio was 2.4 to 1.0.

L/C Facility. The L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100 million of letters of credit at the Company’s request provided that the Company provides cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company paying Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof). The Company expects to use in fiscal 2003 approximately $43,260,000 from the Revolving Credit Facility in order to fund additional cash collateral for the L/C Facility. At December 31, 2002, letters of credit outstanding were $58,272,000. The term of the L/C Facility will expire will expire on September 9, 2005.

Potential Future Financings

As described above, the Company was required in both 2001 and 2002 to refinance all of its then outstanding funded debt. The refinancing in April 2001 was required by the maturity date on May 15, 2001 of the Company’s previously outstanding $50,000,000 Senior Notes, and the refinancing in September 2002 was required by the Company’s acquisition in September 2002 of the CSD assets. In order to complete such refinancings on a timely basis, the Company was required by the then capital markets to issue, as part of the 2001 refinancing, $35,000,000 of 16% Subordinated Notes with warrants for 1,519,020 shares of common stock with an exercise price of $0.01 per share, and, as part of the 2002 refinancing, $40,000,000 of 22% Subordinated Loans.

As described above under “The 2002 Refinancing” and below under “Contractual Obligations,” the Company will be required to either pay or refinance $115,000,000 of Senior Loans (which bear interest at LIBOR plus 7.25%) on or prior to their maturity date on September 10, 2005, and the $40,000,000 of 22% Subordinated Loans on or prior to their maturity date of September 10, 2007. Both the Senior Loans and the Subordinated Loans may be prepaid (with prepayment penalties ranging from 0.5% to 3.0%), but the Subordinated Loans may not be prepaid prior to payment in full of the Senior Loans. The Company now intends to pay a significant portion of the Senior Loans and the Subordinated Loans prior to the respective maturity dates from cash from operations, proceeds from the sale of assets, and borrowings under the Company’s Revolving Credit Facility. To the extent the Company is required to refinance the balance of the Senior Loans and the Subordinated Loans on or prior to their respective maturity dates, the Company anticipates that it will likely be able to replace the Subordinated Loans with less costly forms of financing.

The following table has been included to assist the reader in analyzing the debt and similar obligations of the Company and the Company’s ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$155,000	$—	$115,000	$40,000	$—
Redeemable preferred stock	37,256	1,125	—	—	36,131
Revolving Credit Facility	17,709	17,709	—	—	—
Capital leases	2,075	—	1,562	513	—
Interest on long-term obligations	67,831	—	53,067	14,764	—
Operating leases	31,056	—	23,005	5,259	2,792

Total contractual obligations	$310,927	$18,834	$192,634	$60,536	$38,923

Even though the Revolving Credit Facility is due in September 2005, it is classified as short term debt because the Revolving Credit Facility contains both a subjective acceleration clause and a lock box arrangement whereby remittances from the Company’s customers are directed to reduce the debt outstanding.

As described under “Stockholder Matters” below, the Series C Preferred Stock is convertible at the option of the holders into shares of the Company’s common stock. The amount shown in the table above is the sum of the original purchase price and accrued dividends which would be payable in cash on the mandatory redemption date of the Series C Preferred Stock on September 10, 2009, in the event that the holders elect not to convert any of their shares of Series C Preferred Stock into common stock on or prior to the mandatory redemption date.

Interest on long-term obligations includes interest on the $115,000,000 of senior loans at the LIBOR rate (1.41% at December 31, 2002) plus 7.25% for the periods presented.

The following table has been included to assist the reader in understanding other contractual obligations of the Company and the Company’s ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$58,588	$58,588	$—	$—	$—

Total commercial commitments	$58,588	$58,588	$—	$—	$—

Uses of Cash

The Company currently estimates that 2003 capital spending will be between $30 and $35 million of which $15 million relates to complying with the MACT Standards. In 2003, spending relating to the environmental liabilities will be approximately $22.3 million. The Company expects to use in fiscal 2003 approximately $43,260,000 from the Revolving Credit Facility in order to fund additional collateral for the L/C Facility.

The Company believes that cash generated from operations in the future, together with availability under its Revolving Credit Agreement, will be sufficient to operate the business, fund capital expenditures and fund the environmental liabilities for the foreseeable future.

Stockholder Matters

Stockholders’ equity was $21,782,000 at December 31, 2002, or $1.79 per diluted share compared to $49,569,000 at December 31, 2001, or $3.91 per diluted share. Stockholders’ equity decreased primarily due to the loss for the year ended December 31, 2002 of $(28,191,000) (which loss resulted primarily from the cost of extinguishing the Company’s previously outstanding debt as described above under “Results of Operations— Extraordinary Loss”).

In January 2003, the Company issued 954,207 shares of common stock in exchange for 954,812 warrants that were then terminated and that were issued relating to the April 2001 issuance of the $35 million Subordinated Notes.

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the January 15 and April 15, 2001 dividends in common stock due to restrictions under its loan agreements then in place for which the Company issued 59,438 and 45,597 shares of common stock to the holders of the Series B Preferred Stock in the periods ended March 31 and June 30, 2001, respectively. The Company resumed paying dividends in cash commencing with the July 15, 2001 dividend, and the Company anticipates that dividends on the Series B Preferred Stock will be paid in cash for the foreseeable future.

Series C Preferred Stock.    The Series C Preferred Stock was issued by the Company on September 10, 2002 for an aggregate of $25.0 million in cash to six institutional investors pursuant to a Securities Purchase Agreement dated September 6, 2002 between the Company and such investors.

The Series C Preferred Stock is entitled to receive dividends at an annual rate of 6% (which after the first year will accrue and compound), will be mandatorily redeemable after seven years at its stated value plus accrued dividends, or at any time after issuance (together with accrued dividends thereon) will be convertible at the holder’s option into shares of the Company’s common stock. The conversion price will initially be $10.50 per share of common stock, subject to customary adjustments for antidilution and potential reset to $8.00 per share if both (i) the Company’s Consolidated EBITDA for the year ending December 31, 2003 is less than $115 million and (ii) the average trading price for the Company’s common stock for the month of December 2003 is less than $27.50. In no event, however, will the Company be obligated to issue more shares of common stock upon the conversion of the Series C Preferred Stock than is permitted under the rules and regulations of The Nasdaq Stock Market. Accordingly, unless the Company’s common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the Series C Preferred Stock, the maximum number of common shares which may be issued upon conversion of the Series C Preferred Stock will be limited to approximately 2,431,946 shares (which equals 19.99% of the total number of primary shares of the Company’s common stock outstanding on the date the Series C Preferred Stock was issued). To the extent (if any) that the purchase price of the Series C Preferred Shares, plus the amount of any accrued dividends, would otherwise be convertible into more than the number of shares permitted under Nasdaq rules, and the Company’s common stockholders shall not have approved the issuance of the excess common shares, the Company will be obligated to issue only that approximately 2,431,946 common shares and to pay in cash to the holders of the Series C Preferred Stock the then market value of the additional common shares which can not be issued because of the foregoing limitation.

The Company issued the Series C Preferred Stock for $25,000,000 on September 10, 2002, and incurred $2,891,000 of issuance costs. The Company has determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in seven years with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed annual rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15,677,000 for the Host Contract with the remaining cash proceeds received at issuance of $9,323,000 assigned as the fair value of the Embedded Derivative. The Series C Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract less the issuance costs. The discounted value of the Host Contract will be accreted over the seven-year life of the Series C Preferred Stock (or until the earlier conversion of the Series C Preferred Stock at the option of the holders), with such accretion being recorded as a reduction in Additional Paid-in-Capital. During the period from September 10 through December 31, 2002, the amount of that accretion was $381,000. The Company recorded in Other Long-term Liabilities the $9,323,000 initial fair value of the Embedded Derivative and will periodically mark that value to market until such time as the maximum number of shares of common stock which may be issued upon conversion of the Series C Preferred Stock is determined. As of December 31, 2002, the market value of the Embedded Derivative was determined to be $9,194,000 and the Company recorded $129,000 of Other Income to reflect such adjustment.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the carrying value of goodwill and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 are effective for fiscal years beginning after December 15, 2001, and the Standard was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 did not materially affect the Company’s results. The adoption of SFAS No. 142 eliminated amortization of goodwill expense of $767,000 in 2002. The Company tested goodwill for impairment as of December 31, 2002 using the criteria set forth under SFAS No. 142. Based on the results of the impairment test, the Company did not record an impairment charge in 2002 relating to goodwill. See Note 5 to the Consolidated Financial Statements for the effect of the implementation of SFAS No. 142 on the periods presented.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company adopted SFAS No. 143 as of January 1, 2003 and has not yet fully determined the impact the Statement will have on results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with earlier application being encouraged. The Company adopted this statement in the first quarter of 2002. SFAS No. 144 had no impact on results of operations or financial condition for the year ended December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. The debt extinguishment provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of SFAS No. 145 will require the reclassification of the extraordinary loss from 2002 related to early extinguishment of debt of $24,658,000 to other expenses in arriving at income or loss from operations for that period. The Company believes the adoption of SFAS No. 145 will not materially affect the Company’s financial condition.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company has yet to determine the impact that the adoption of FIN 46 will have on the Company’s consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company’s philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow at variable rates for working capital and other short term needs. The following table provides information regarding the Company’s fixed rate borrowings at December 31, 2002 (dollars in thousands):

Scheduled Maturity Dates	2003	2004	2005	2006	2007	Thereafter	Total
Subordinated Loans	$—	$—	$—	$—	$40,000	$—	$40,000
Redeemable Convertible Preferred Stock	1,125	—	—	—	—	36,131	37,256
Capital Lease Obligations	454	432	347	233	175	—	1,641

	$1,579	$432	$347	$233	$40,175	$36,131	$78,897

Weighted average interest rate on fixed rate borrowings	15.7%	15.6%	15.4%	15.2%	13.6%	6.0%

In addition to the fixed rate borrowings described in the table above, the Company had at December 31, 2002 borrowings at variable interest rates of $115,000,000 that bore interest at LIBOR (1.41% at December 31, 2002), plus 7.25% and borrowings of $17,709,000 that bore interest at the “prime” rate (4.25% at December 31, 2002). The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balance outstanding at December 31, 2002 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on December 31, 2002, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

Description of Debt	Principal Balance December 31, 2002	Interest if Interest Rates Remain Unchanged	Interest if Interest Rates Increase 200 b.p.	Interest if Interest Rates Decrease 200 b.p.
Senior Loans	$115,000	$9,959	$12,259	$7,659
Revolving Credit Facility	$17,709	$753	$1,107	$398

	$132,709	$10,712	$13,366	$8,057

Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet. The Company views its investment in the Canadian subsidiaries as long-term; thus, the Company has not entered into any hedging transactions between the Canadian dollar and the U.S. dollar. The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 131 present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 131 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/S/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 31, 2003

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the years ended December 31,
	2002	2001	2000
Revenues	$350,133	$251,601	$233,466
Cost of revenues	253,412	178,085	166,303
Selling, general and administrative expenses	62,250	44,460	42,238
Depreciation and amortization	15,508	11,113	10,656
Restructuring	750	—	—
Other acquisition costs	5,406	—	—

Income from operations	12,807	17,943	14,269
Other income	129	—	—
Interest expense, net	12,682	9,991	9,167

Income before provision for income taxes and extraordinary loss	254	7,952	5,102
Provision for (benefit from) income taxes	3,787	2,412	(2,016)

Income (loss) before extraordinary loss	(3,533)	5,540	7,118
Extraordinary loss, early extinguishment of debt, net of no tax benefit	24,658	—	—

Net income (loss)	(28,191)	5,540	7,118
Dividends and accretion on preferred stock	1,291	448	448

Net income (loss) attributable to common shareholders	$(29,482)	$5,092	$6,670

Basic earnings (loss) per share:
Income (loss) before extraordinary loss	$(0.40)	$0.45	$0.60

Extraordinary loss, early extinguishment of debt	$(2.02)	$—	$—

Net income (loss) attributable to common shareholders	$(2.42)	$0.45	$0.60

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss	$(0.40)	$0.40	$0.59

Extraordinary loss, early extinguishment of debt	$(2.02)	$—	$—

Net income (loss) attributable to common shareholders	$(2.42)	$0.40	$0.59

Weighted average common shares outstanding	12,189	11,404	11,085

Weighted average common shares outstanding plus potentially dilutive common shares	12,189	12,676	11,305

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$13,682	$6,715
Accounts receivable, net of allowance for doubtful accounts of $2,388 and $1,698, respectively	125,626	44,855
Due from Safety-Kleen	15,261	—
Unbilled accounts receivable	13,556	1,690
Deferred costs	4,430	526
Prepaid expenses	8,438	1,962
Supplies inventories	9,629	4,115
Deferred tax assets	—	3,986

Total current assets	190,622	63,849

Property, plant, and equipment:
Land	17,775	8,478
Landfill assets	14,781	—
Buildings and improvements	90,694	44,152
Vehicles and equipment	158,820	94,840
Furniture and fixtures	2,282	2,230
Construction in progress	7,438	1,843

	291,790	151,543
Less—accumulated depreciation and amortization	110,116	98,119

	181,674	53,424

Other assets:
Restricted cash and cash equivalents	60,509	1,044
Deferred financing costs	7,036	4,711
Goodwill, net	19,032	19,032
Permits and other intangibles, net	95,694	10,585
Other	5,123	4,313

	187,394	39,685

Total assets	$559,690	$156,958

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK  AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	As of December 31,
	2002	2001
Current liabilities:
Uncashed checks	$7,233	$4,184
Revolving credit facility	17,709	—
Current portion of long-term obligations	396	3,814
Accounts payable	56,360	19,017
Accrued disposal costs	1,998	4,598
Deferred revenue	24,273	6,058
Other accrued expenses	33,863	15,069
Current portion of environmental liabilities	22,331	155
Income taxes payable	1,560	425

Total current liabilities	165,723	53,320

Other liabilities:
Environmental liabilities, less current portion	182,280	1,726
Long-term obligations, less current maturities	155,000	49,410
Long-term capitalized lease obligations, less current portion	1,245	—
Deferred tax liability	3,330	2,933
Other long-term liabilities	16,194	—
Accrued pension cost	593	—

Total other liabilities	358,642	54,069

Commitments and contingent liabilities

Redeemable Series C Convertible Preferred Stock, $.01 par value: Authorized 25,000 shares; Issued and outstanding 25,000 shares (liquidation preference of $25.0 million), net of issuance costs and fair value of embedded derivative	13,543	—

Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock
Authorized 2,000,000 shares; issued and outstanding – none	—	—
Series B convertible preferred stock
Authorized 156,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 12,307,043 and 11,484,654 shares, respectively	123	115
Additional paid-in capital	65,630	64,838
Accumulated other comprehensive income	(396)	—
Accumulated deficit	(43,576)	(15,385)

Total stockholders’ equity	21,782	49,569

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$559,690	$156,958

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(28,191)	$5,540	$7,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,508	11,113	10,656
Extraordinary loss, extinguishment of debt, net of no tax benefit	24,658	—	—
Allowance for doubtful accounts	842	587	684
Amortization of deferred financing costs	899	636	345
Accretion of environmental liabilities	1,199	—	—
Amortization of debt discount	388	238	—
Deferred income taxes	1,676	1,347	(2,400)
(Gain) loss on sale of fixed assets	24	(60)	(70)
Stock options expensed	166	—	—
Gain on embedded derivative	(129)	—	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(9,679)	451	(5,774)
Unbilled accounts receivable	(9,695)	(382)	1,669
Deferred costs	(4,433)	(130)	(14)
Prepaid expenses	(5,277)	(399)	(469)
Supplies inventories	456	(736)	(571)
Income tax receivable	—	203	(81)
Other assets	1,025	44	(224)
Accounts payable	12,201	120	374
Environmental liabilities	(817)	(115)	(38)
Deferred revenue	8,693	1,496	154
Accrued disposal costs	(5,060)	1,285	748
Other accrued expenses	(19)	3,106	1,382
Income taxes payable	1,214	288	80

Net cash provided by operating activities	5,649	24,632	13,569

Cash flows from investing activities:
Acquisition of CSD assets	(44,217)	—	—
Additions to property, plant and equipment	(12,460)	(7,277)	(7,403)
Cost of restricted investments purchased	(60,256)	(276)	(768)
Proceeds from sales and maturities of restricted investments	792	—	1,152
Proceeds from sale of fixed assets	402	124	148
Increase in permits	—	(76)	(92)

Net cash used in investing activities	(115,739)	(7,505)	(6,963)

Cash flows from financing activities:
Issuance of Senior Loans	115,000	—	—
Net borrowings (repayments) under revolving credit facility	17,709	(1,394)	(8,203)
Issuance of preferred stock and embedded derivative	25,000	—	—
Issuance costs of preferred stock	(2,891)	—	—
Payments on long-term obligations	(21,424)	(17,109)	(1,867)
Uncashed checks	3,049	4,184	—
Proceeds from exercise of stock options	982	108	156
Dividend payments on preferred stock	(536)	(224)	—
Deferred financing costs incurred	(8,222)	(2,795)	—
Proceeds from employee stock purchase plan	274	189	154
Issuance of Subordinated Loans or Notes	40,000	35,000	—
Repayment of Subordinated Notes	(35,000)	—	—
Issuance of Term Note	3,200	—	—
Debt extinguishment payments	(20,048)	—	—
Additional borrowings under Term Notes	—	19,000	3,000
Repayment of Senior Notes	—	(50,000)	—

Net cash provided by (used in) financing activities	117,093	(13,041)	(6,760)

Increase (decrease) in cash and cash equivalents	7,003	4,086	(154)
Effect of exchange rate on cash	(36)	—	—
Cash and cash equivalents, beginning of year	6,715	2,629	2,783

Cash and cash equivalents, end of year	$13,682	$6,715	$2,629

Supplemental information:
Cash payments for interest and income taxes:
Interest, net	$9,451	$8,858	$9,172
Income taxes, net	2,683	696	381
Non cash investing and financing activities:
Stock dividend on preferred stock	$—	$224	$448
Property, plant and equipment accrued	3,366	203	896
New capital lease obligations	1,756	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value
Balance at December 31, 1999	112	$1	10,798	$108	$61,245	—	$(36)	$(27,147)	$34,171
Net income	—	—	—	—	—	$7,118	—	7,118	7,118
Other comprehensive income, net of tax
Reclassification adjustment for losses include in net income	—	—	—	—	—	36	—	—	—
Other comprehensive income	—	—	—	—	—	36	36	—	36
Comprehensive income	—	—	—	—	—	$7,154	—	—	—
Preferred stock dividends:
Series B	—	—	227	2	446	—	—	(448)	—
Employee stock purchase plan	—	—	115	1	153	—	—	—	154
Proceeds from exercise of stock options	—	—	76	1	155	—	—	—	156

Balance at December 31, 2000	112	$1	11,216	$112	$61,999	—	$—	$(20,477)	$41,635
Net income	—	—	—	—	—	$5,540	—	5,540	5,540
Warrants issued	—	—	—	—	2,321	—	—	—	2,321
Preferred stock dividends:
Series B	—	—	105	1	223	—	—	(448)	(224)
Employee stock purchase plan	—	—	108	1	188	—	—	—	189
Proceeds from exercise of stock options	—	—	56	1	107	—	—	—	108

Balance at December 31, 2001	112	$1	11,485	$115	$64,838	—	$—	(15,385)	$49,569
Net loss	—	—	—	—	—	$(28,191)	—	(28,191)	(28,191)
Foreign currency translation	—	—	—	—	—	(396)	(396)	—	(396)
Comprehensive loss	—	—	—	—	—	$(28,587)	—	—	—
Preferred stock dividends:
Series B	—	—	—	—	(448)	—	—	—	(448)
Series C	—	—	—	—	(462)	—	—	—	(462)
Exercise of warrants	—	—	281	3	(3)	—	—	—	—
Warrants	—	—	—	—	668	—	—	—	668
Stock option expense	—	—	—	—	166	—	—	—	166
Proceeds from exercise of stock options	—	—	478	4	979	—	—	—	983
Employee stock purchase plan	—	—	63	1	273	—	—	—	274
Accretion of preferred stock discount and issuance costs	—	—	—	—	(381)	—	—	—	(381)

Balance at December 31, 2002	112	$1	12,307	$123	$65,630	—	$(396)	$(43,576)	$21,782

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    OPERATIONS

Clean Harbors, Inc., through its subsidiaries (collectively, the “Company”), is managed in two major segments, Technical Services and Site Services, which provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Mexico and Puerto Rico. The Company’s shares of common stock trade on the Nasdaq National Market under the symbol: CLHB. Following the acquisition, described below, the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment facilities in North America. The Company has a network of 52 active hazardous waste management properties. These properties include five incineration facilities, nine commercial landfills, 12 wastewater treatment facilities, 23 transportation, storage and disposal facilities (“TSDFs”), and six locations specializing in PCB management. Some properties offer multiple capabilities. These properties are located in 36 states, five Canadian provinces, Mexico and Puerto Rico.

(2)    ACQUISITION

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Seller) have been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to the Company free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by the Company as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 21 treatment, storage or disposal facilities (four of which have since been closed by the Company), six wastewater treatment facilities, nine commercial landfills and four incinerators. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.5 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 6.0 million cubic yards of remaining capacity, which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incinerator in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

The primary reasons for the acquisition of the CSD assets were to broaden the Company’s disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand the Company’s network of hazardous waste disposal facilities. In addition, the Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its site and industrial services which in turn could increase the utilization and profitability of the facilities. Finally, the Company believes that the acquisition will result in significant cost savings by allowing the Company to treat hazardous waste internally. The Company previously paid third parties to dispose of hazardous waste because the Company lacked the facilities required to dispose of the waste internally.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)     ACQUISITION—(Continued)

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $9,887,000 for a total purchase price of $44,217,000. In addition, the Company assumed with the transaction certain environmental liabilities valued at $202,897,000.

The Company has allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the initial allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired as of September 7, 2002, based on available information (in thousands):

	Acquired Assets and Liabilities as Recorded September 30, 2002	Acquired Assets and Liabilities as Revised December 31, 2002
Current assets	$85,241	$81,279
Due from Safety-Kleen Corp	15,300	15,261
Property, plant and equipment	160,579	123,339
Intangible assets	114,442	87,902
Other assets	1,649	1,843
Current environmental liabilities	(23,574)	(21,200)
Other current liabilities	(57,655)	(52,772)
Environmental liabilities, long-term	(242,426)	(181,697)
Other long-term liabilities	(9,739)	(9,738)

Cost of CSD assets acquired	$43,817	$44,217

Cash purchase price	$34,330	$34,330
Estimated transaction costs	9,487	9,887

Cost of CSD assets acquired	$43,817	$44,217

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $202.9 million. The approximately $63.1 million decrease in environmental liabilities consists of a net $22.6 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations and a $40.5 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting.

The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of the CSD. Intangible assets recorded at $87,902,000 consist of $82,602,000 of permits and $5,300,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As fair value of the assets acquired from CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)     ACQUISITION—(Continued)

assets as of the acquisition date by $265,061,000. The Company also concluded that intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

The Company was required to make estimates of the fair value of assets, the fair value of liabilities, including environmental liabilities, and the cost of planned exit activities. While the Company has made a good-faith attempt to estimate the fair value of these assets and liabilities, the fair value of environmental liabilities is difficult to estimate. Prior to the acquisition of the CSD assets, the Company performed significant due diligence regarding the environmental liabilities; however, additional facts learned subsequent to the acquisition date about the nature and extent of environmental liabilities existing at the acquisition date have resulted and could further result in adjustment to the estimate of environmental liabilities that existed as of the acquisition date. The Company recorded purchase accounting adjustments based primarily upon a plan to close duplicate facilities and functions and reduce headcount. The cost of this plan is subject to revision as the Company implements the plan. The recorded value of the fixed assets and intangible assets is subject to adjustments as a result of other purchase price adjustments.

The Company continues to gather information about the remedial environmental liabilities acquired. Remedial environmental liabilities are substantive and inherently difficult to estimate. Likewise, the Company acquired a number of contingencies which are not estimable based on the information available at this time. As information about these contingent liabilities becomes available to the Company, the Company may record additional liabilities as part of the purchase price allocation. Liabilities may be recorded based on information gathered or based on management’s plan to settle these liabilities.

Furthermore, the cash portion of the purchase price is subject to adjustment based upon the final calculation of the CSD’s working capital, as defined in the Acquisition Agreement, as of the closing date. The Company has recorded a $15.3 million decrease to the purchase price, and a corresponding receivable from the Seller, to reflect the deficiency in working capital. The Company currently believes that the Seller’s position is that the Sellers delivered to the Company approximately $8.0 million more in working capital than the Company calculates. The Company and the Seller are continuing to resolve the final valuation of working capital. The Acquisition Agreement provides for any dispute to be resolved by submitting matters to binding arbitration. The Company expects the final valuation of working capital and any adjustment to the purchase price to be resolved during the second quarter of fiscal year 2003. Since no goodwill was recorded in this transaction, adjustments to the fair value of the net assets acquired will also effect the value of the long-lived assets acquired, including fixed assets. Any increase in the purchase price or estimate of environmental liabilities will increase the value allocated to fixed and intangible assets acquired by the same amount.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)     ACQUISITION—(Continued)

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12,943,000 which consisted primarily of increases in lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which will be or are closed. The Company continues to evaluate its plan regarding the integration of facilities, functions, and resources and may record additional exit costs as a result. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other	Total
	Number of Employees	Liability	Number of Facilities	Liability	Liability	Liability
Original reserve established	461	$9,076	12	$3,604	$528	$13,208
Net change in estimate	—	—	—	(59)	(206)	(265)
Utilized through December 31, 2002	(238)	(4,300)	(2)	(15)	(92)	(4,407)

Balance December 31, 2002	223	$4,776	10	$3,530	$230	$8,536

Material business combinations require that pro forma results of operations for the current period be presented as though the business combination had been completed at the beginning of the period and corresponding prior period pro forma results of operations be presented as though the combination took place at the beginning of that period. Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide the Company audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years in the period ended August 31, 2001, and the Company filed these balance sheets as part of the Form 8-K filed by the Company with the SEC on September 25, 2002. However, due to Safety-Kleen’s material deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. Additionally, Safety-Kleen’s pre-existing deficiencies in financial systems, processes, and related internal controls led the Company to believe that the historical unaudited financial statements of the CSD may not be reliable or accurate. Accordingly the Company is unable to provide pro forma results of operations reflecting the combined operations of the Company and the CSD for any periods prior to the Company’s acquisition of the CSD assets. The Company has received a “no-action letter” from the SEC staff with respect to the Company’s inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until the Company is able to obtain and file audited statements of operations and cash flows of the CSD (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that BSSD will provide the Company with at least $15 million of disposal business. From the acquisition date through February 28, 2003, the Company billed Safety-Kleen approximately $11.0 million for waste disposal services. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the closing. Accordingly, both the Company and the BSSD should be significant customers of each other for at least the next three years.

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

(3)    SIGNIFICANT ACCOUNTING POLICIES

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

(b)    Revenue Recognition

Revenues from waste processing are recognized upon treatment, landfill or incineration of the waste at a Company-owned site or when the waste is shipped to a third-party for processing and disposal. Revenues from waste that is not yet completely processed and the related costs are deferred until services are completed. Revenue from cost plus, fixed fee, and fixed unit price contracts relating to site services, CleanPack® services and transportation services are recorded as costs are incurred or units are completed and include estimated fees earned according to the terms of the contracts. Revenue is recognized on contracts with retainage when services have been rendered and collectibility is reasonably assured.

(c)    Credit Concentration

Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company’s customer base throughout North America. The Company performs periodic credit evaluations of its customers. The Company establishes an allowance for uncollectible accounts based on the credit risk applicable to particular customers, historical trends and other relevant information.

(d)    Income Taxes

There are two components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as

(2)     ACQUISITION—(Continued)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

A valuation allowance is established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of deferred tax assets will not be realized.

(e)    Earnings per Share (“EPS”)

Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.

(f)    Segment Information

The Company operations are managed in two segments, Technical Services and Site Services. The Company operates within the United States, Puerto Rico, Canada and Mexico and no individual customer accounts for more than 10% of revenues.

(g)    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

The Company’s cash management program with its revolving credit lender allows maintenance of a zero balance in the U.S. bank accounts that is used to issue vendor and payroll checks. The checks are covered from availability under the revolving line of credit when the checks are presented for payment. The program can result in checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company’s revolving credit facility. Uncashed checks are checks that have been sent to either vendors or employees but have not yet been presented for payment at our bank.

(h)    Inventories

Parts and supplies inventory consist primarily of supplies and repair parts, which are stated at the lower of cost or market. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.

(i)    Property, Plant and Equipment

Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially developed landfill sites, which are included in landfill assets.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

The Company develops software internally for its own use. Development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of material and services, and payroll related costs of employees working solely on development of the software portion of the project are capitalized. Capitalized costs of the software are amortized using the straight-line method over the remaining estimated useful lives. The Company capitalized costs for internally developed software of $1,059,000, $739,000 and $375,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Depreciation and amortization of capitalized software costs amounted to $447,000 and $125,000 for the years ended December 31, 2002 and 2001.

Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. Permits and a customer profile database were acquired from CSD during 2002 with a fair value of $82,602,000 and $5,300,000, respectively. Amounts capitalized as permits were $1,000 and $76,000 in 2002 and 2001, respectively.

The Company leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Inputed interest rates used in calculating the capital lease obligation range from 8.0% to 22.0%. Lease terms range from 3 to 5 years. See Note 11 for a further discussion on capital leases.

In October 2001, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Except for goodwill which is now tested under SFAS No. 142, impairment testing under SFAS No. 144 is similar to the previous accounting under SFAS No. 121. SFAS No. 144 requires that an impairment in the carrying value of long-lived assets be recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For each of the three years ended December 31, 2002, the Company recorded no impairment charge related to long-term assets.

Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill assets, which are provided on a units of consumption basis. Leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the asset.

The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification		Estimated Useful Life
Capitalized software		3 years
Buildings and improvements		5-30 years
Leasehold improvements	Shorter of lease term	or 10 years
Vehicles and equipment		3-15 years
Furniture and fixtures		5-8 years

Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

(j)    Intangible Assets and Impairment Testing

Goodwill, permits and customer profile database, as further discussed in Note 5, are stated at cost. Permits are amortized over periods ranging from 5 to 30 years. The customer profile database is amortized over 5 years. For the years ended December 31, 2001 and 2000, goodwill was amortized over periods ranging from 20 to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization be replaced with periodic tests of the carrying value of goodwill; accordingly, the Company recorded no amortization related to goodwill for the year ended December 31, 2002. Goodwill amortization of $767,000 was recorded for the years ended December 31, 2001 and 2000. The Company tested goodwill for impairment as of December 31, 2002 using the criteria set forth under SFAS No. 142. See Note 5 for the effect of the implementation of SFAS No. 142 for the year ended December 31, 2002.

(k)    Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt instrument. Amortization expense is included in interest expense in the Statements of Operations.

(l)    Landfill Assets and Environmental Liabilities

Environmental liabilities include accruals for the estimates of the Company’s obligations associated with:

•	Regulatory-mandated landfill cell closure, final closure and post-closure activities. The Company accrues cell closure costs over the life of the cell, and accrues final closure and post-closure costs over the life of the landfill, as capacity is consumed.

•	Regulatory-mandated closure and post-closure activities for facilities other than landfills, such as incinerators. The Company accrues these costs when management commits to a definitive plan of closure with respect to the facility.

•	Costs associated with remedial environmental matters at the Company’s facilities. Environmental cleanup costs that improve properties as compared with the condition of that property when originally acquired are capitalized to the extent they are recoverable. If recoverable, they are amortized over the longer of the remaining acquisition permit life or the life of the existing permit. If not recoverable, the Company accrues for these costs on a site-by-site basis, when management deems such obligations to be probable and reasonably estimable.

•	Sites named on the United States Environmental Protection Agency’s National Priorities List (“Superfund”) with which the Company is allegedly connected. The Company typically accrues its estimate of its obligations related to these sites no later than the completion of a remedial investigation and/or feasibility study.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

indemnities typically cover all or a portion of the costs associated with the remediation of such pre-existing environmental liabilities, and may be for a limited period of time.

Landfill Accounting

Landfill assets — Landfill assets include the costs of landfill site acquisition, permitting, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest, as applicable. Landfill assets, net of amortization, are combined with management’s estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

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

Final closure and post-closure liabilities — The Company has material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the “EPA”), and the comparable regulatory agency in Canada for the final closure and post-closure activities at the majority of its facilities. In the United States, the final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company’s engineers, accountants and external consultants, based on an evaluation of site- specific facts and circumstances, including the Company’s interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

Final closure costs include the costs required to cap the final cell of the landfill and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulatory mandated groundwater monitoring, leachate management, financial assurance and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring, leachate management, and financial assurance. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations is accrued at the date the landfill discontinues accepting waste.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

For landfills purchased, the Company assessed and recorded the present value of the estimated closure and post-closure liability based upon the estimated final closure and post-closure costs and the percentage of airspace consumed as of the purchase date. Thereafter, the difference between the liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued prospectively on a units of consumption basis over the estimated useful economic life of the landfill.

Landfill capacity — Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace, plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2002, there was one unpermitted expansion included in the Company’s landfill accounting model, which represents approximately 22% of the Company’s remaining airspace at this date. This expansion does not represent an exception to the Company’s established criteria.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

As of December 31, 2002, the Company has 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location	Remaining lives (Years)	Permitted	Unpermitted	Total
Altair	Texas	1	57	—	57
Buttonwillow	California	73	10,469	—	10,469
Deer Park	Texas	21	533	—	533
Deer Trail	Colorado	3	29	—	29
Grassy Mountain	Utah	19	1,671	—	1,671
Kimball	Nebraska	18	510	—	510
Lone Mountain	Oklahoma	13	1,631	—	1,631
Ryley	Alberta	29	1,110	—	1,110
Sarnia	Ontario	29	552	5,493	6,045
Sawyer	North Dakota	31	500	—	500
Westmorland	California	46	2,732	—	2,732

			19,794	5,493	25,287

In addition, the Company had 2,945,000 cubic yards of permitted, but not highly probable, airspace as of December 31, 2002. Permitted, but not highly probable, airspace is permitted airspace that the Company has determined that it is unlikely to utilize.

The following table presents the remaining highly probable airspace from the acquisition date through December 31, 2002 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at December 31, 2001	539
Acquired capacity at September 7, 2002	19,519
Consumed during 2002	(263)
Addition of highly probable airspace	5,493

Remaining capacity at December 31, 2002	25,288

Remedial Liabilities

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Remedial liabilities, including Superfund liabilities include, the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements.

Claims for Recovery

The Company records claims for recovery from third parties relating to environmental liabilities only when realization of the claim is probable. The gross environmental liability is recorded separately from the claim for recovery on the balance sheet.

Discounting Landfill Closure, Post-Closure and Remedial Liabilities

Generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, the Company recorded the environmental liabilities assumed as part of the acquisition of the CSD at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment then discounted to its present value using a risk free discount rate as of the acquisition date.

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). The Company will adopt Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003. Under SFAS No. 143 final closure and post-closure liabilities will be inflated using estimates of future inflation until the time of payment then discounted using the Company’s credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting.

(m)    Foreign Currency

Foreign subsidiary balances are translated according to the provisions of SFAS No. 52, “Foreign Currency Translation”. The functional currency of each foreign subsidiary is its respective local currency. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of the foreign subsidiaries into U.S. dollars are included in stockholders’ equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the accompanying Consolidated Statements of Operations. Recorded balances that are denominated in a currency other than the functional currency are adjusted to the functional currency using the exchange rate at the balance sheet date.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

(n)    Letters of Credit

The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2002 and 2001, the Company had outstanding letters of credit amounting to $58,588,000 and $9,674,000, respectively.

(o)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(p)    Stock Options

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company’s net income and net income per common share for the years ended December 31, 2002, 2001 and 2000, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	2002	2001	2000
Net Income, as reported	$(29,482)	$5,092	$6,670
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	656	377	409

Pro forma net income	$(30,138)	$4,715	$6,261

Earnings per share:
Basic as reported	$(2.42)	$0.45	$0.60
Basic pro forma	(2.47)	0.41	0.56

Fully diluted as reported	(2.42)	0.40	0.59
Fully diluted pro forma	(2.47)	0.37	0.55

(q)    Reclassifications

Certain reclassifications have been made in the prior years’ Consolidated Financial Statements to conform with the 2002 presentation.

(r)    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

goodwill carrying value or that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 are effective for fiscal years beginning after December 15, 2001, and the Standard was adopted by the Company, as required, in fiscal year 2002. The Company has historically accounted for acquisitions as purchases; thus, the adoption of SFAS No. 141 did not materially affect the Company’s results. For the years ended December 31, 2001 and 2000, the Company recorded amortization expense related to goodwill of $767,000. The Company recorded no amortization expense related to goodwill for the year ended December 31, 2002 due to the adoption of SFAS No. 142. See Note 5 for the effect of the implementation of SFAS No. 142. for the year ended December 31, 2002.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application being encouraged. The Company will adopt SFAS No. 143 in the first quarter of 2003. The Company has not yet finalized the effect of implementing SFAS No. 143.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of SFAS No. 145 will result in the reclassification of the extraordinary loss related to early extinguishment of debt of $24,658,000 to other expenses in arriving at its income or loss from operations for that period. The Company believes the adoption of SFAS No. 145 will not materially affect the Company’s financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued after December 31, 2002. The Company will record the fair value of future material guarantees, if any.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,”. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company has yet to determine the impact that the adoption of FIN 46 will have on the Company’s Consolidated Financial Statements.

(4)    RESTRICTED INVESTMENTS

At December 31, 2002 and 2001, restricted cash and cash equivalents consisted of the following (in thousands):

	2002	2001
Cash collateral for letter of credit facility	$60,256	$—
Debt service reserve fund	—	794
Cash in bank	253	250

	$60,509	$1,044

Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at the facility which ceased operating, sending such material to another site for disposal, and performing certain procedures for decontamination of the facility. The Company has placed most of the required financial assurance through a qualified insurance company, Steadfast Insurance Company, which has required letters of credit as collateral to its financial assurance obligations. To obtain such letters of credit, the Company established a Letter of Credit Facility (the “L/C Facility”) under an Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100,000,000 of letters of credit at the Company’s request provided that the Company provides cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company retaining the interest earned on such cash collateral). The Company will pay Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof. Upon the closing of the acquisition of the CSD assets, the Company provided $45,000,000 of such cash collateral to Fleet by borrowing under the Ableco Financing Agreement (see Note 7), and the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    RESTRICTED INVESTMENTS—(Continued)

Company will be required under the terms of the insurance policy to post $42,000,000 of additional letters of credit as collateral in 2003, which will require that the Company post $43,260,000 of additional cash collateral. The Company expects the source of the additional cash collateral to be borrowings under its Revolving Line of Credit (see Note 7). The L/C Facility expires on September 9, 2005.

Prior to the defeasance in September 2002 of the Company’s previously outstanding industrial revenue bonds (see Note 7), investments in money market funds were held in a debt service reserve fund relating to such bonds. Cash in bank are restricted funds that are required to be held relating to the Company’s cash management program.

(5)    INTANGIBLE ASSETS

Below is a summary of intangible assets at December 31, 2002 and 2001 (in thousands):

	2002			2001
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$28,948	$9,916	$19,032	$28,948	$9,916	$19,032
Permits	103,109	12,364	90,745	20,769	10,184	10,585
Customer Profile Database	5,285	336	4,949	—	—	—

	$137,342	$22,616	$114,726	$49,717	$20,100	$29,617

Below is a summary of the expected amortization for intangible assets for the years ending December 31, (in thousands):

Expected Amortization
2003	$4,797
2004	4,797
2005	4,797
2006	4,797
2007	4,443
Thereafter	72,063

95,694
Goodwill no longer subject to amortization	19,032

$114,726

Amortization expense was $2,516,000, $1,925,000 and $1,825,000, for the years 2002, 2001, and 2000, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    INTANGIBLE ASSETS—(Continued)

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption the Company determined that it had no indefinite-lived intangible assets other than goodwill. The Company also evaluated the useful lives of its existing intangible assets subject to amortization. No changes were made to such useful lives. SFAS No. 142 requires that ratable amortization be replaced with periodic tests of the carrying value of the goodwill. The following table shows the adjustment to income (loss) before extraordinary loss and net income (loss), basic and diluted earnings or (loss) per share if the ratable amortization is excluded for the year ended December 31, 2001 and 2000 (in thousands except for per share amounts):

	2002	2001	2000
Reported income (loss) before extraordinary loss	$(3,533)	$5,540	$7,118
Goodwill amortization	—	767	767

Adjusted net income (loss) before extraordinary loss	$(3,533)	$6,307	$7,885

Basic earnings (loss) per share:
Reported income (loss) before extraordinary loss	$(0.40)	$0.45	$0.60
Goodwill amortization	—	0.06	0.07

Adjusted income (loss) before extraordinary loss	$(0.40)	$0.51	$0.67

Diluted earnings (loss) per share:
Reported income (loss) before extraordinary loss	$(0.40)	$0.40	$0.59
Goodwill amortization	—	0.06	0.07

Adjusted income (loss) before extraordinary loss	$(0.40)	$0.46	$0.66

Reported net income (loss) attributable to common shareholders	$(29,482)	$5,092	$6,670
Goodwill amortization	—	767	767

Adjusted net income (loss) attributable to common shareholders	$(29,482)	$5,859	$7,437

Basic earnings (loss) per share:
Reported net income (loss) attributable to common shareholders	$(2.42)	$0.45	$0.60
Goodwill amortization	—	0.06	0.07

Adjusted net income (loss) attributable to common shareholders	$(2.42)	$0.51	$0.67

Diluted earnings (loss) per share:
Reported net income (loss) attributable to common shareholders	$(2.42)	$0.40	$0.59
Goodwill amortization	—	0.06	0.07

Adjusted net income (loss) attributable to common shareholders	$(2.42)	$0.46	$0.66

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	2002	2001
Insurance	$4,287	$3,245
Payroll and benefits	7,249	2,426
Accrued transaction costs	5,379	—
Other items	16,948	9,398

	$33,863	$15,069

(7)    FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements:

	December 31,
	2002	2001
	(in thousands)
Revolving Credit Facility with a financial institution, bearing interest at the LIBOR rate (1.41% at December 31, 2002) plus 3.00% or the “prime” rate (4.25% at December 31, 2002) at the Company’s election, collateralized by a first security interest in accounts receivable and a second security interest in substantially all other assets	$17,709	$—
Senior Loans, bearing interest at LIBOR (1.41% at December 31, 2002) plus 7.25%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	115,000	—
Subordinated Loans, bearing interest at 22.00%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	40,000	—
Economic development revenue bonds, bearing interest at 10.75%, defeased in September 2002 (see Note 17, Extraordinary Loss)	—	9,700
Term Loan B payable, bearing interest at the greater of the “prime” rate (5.00% at December 31, 2001) plus 3.50% or 12.00% collateralized by substantially all assets, repaid in September 2002	—	7,191
2000 Term Note payable, bearing interest at the Eurodollar rate (1.87% at December 31, 2001 plus 3.00% or the “prime” rate (5.00% at December 31, 2001) plus 1.50% collateralized by substantially all assets, repaid in September 2002	—	1,333
Subordinated Notes, bearing interest at 16.00%, repaid in September 2002 (see Note 17, Extraordinary Loss)	—	35,000

	172,709	53,224
Less obligations classified as current	17,709	3,814

Long-term obligations	$155,000	$49,410

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    FINANCING ARRANGEMENTS—(Continued)

Below is a summary of minimum principal payments due under the Company’s current and long-term obligations (in thousands):

Year	Amount
2003	$17,709
2004	—
2005	115,000
2006	—
2007	40,000
Thereafter	—

Total minimum payments due under current and long-term obligations	$172,709

The Company completed a series of transactions in September 2002 in order to finance the cash portion of the purchase price for the CSD assets, refinance all of the Company’s previously outstanding debt, provide cash collateral for letters of credit to support the financial assurances which the Company must provide to governmental entities for the Company’s licensed hazardous waste facilities, pay transaction costs and provide for adequate future working capital. The Company raised $280,000,000 of total financings. The $280,000,000 of total financings consist of a $100,000,000 three-year revolving credit facility (the “Revolving Credit Facility”), $115,000,000 of three-year non-amortizing term loans (the “Senior Loans”), $40,000,000 of five-year non-amortizing subordinated loans (the “Subordinated Loans”), and $25,000,000 of redeemable Series C convertible preferred stock (the “Series C Preferred Stock”, see Note 14). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100,000,000 of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility.    The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002 between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allows the Company to borrow up to $100,000,000 in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20,000,000 in Canadian dollars and a line for the Company and its US subsidiaries equal to $100,000,000 in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20,000,000. At December 31, 2002, letters of credit outstanding were $316,000 and the Company had approximately $63,525,000 available to borrow. This consisted of borrowing availability in the U.S. of approximately $50,867,000 and availability in Canada of approximately $12,658,000 (USD). The Company expects to use in fiscal 2003 approximately $42,745,000 from the Revolving Credit Facility in order to fund additional cash collateral for the facility. The Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.0%, with the balance at prime. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit. Even though the Revolving Credit Facility is due in September 2005, it is classified as short term debt because the Revolving Credit Facility contains both a subjective acceleration clause and a lockbox arrangement whereby remittances from the Company’s customers are directed to reduce the debt outstanding.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    FINANCING ARRANGEMENTS—(Continued)

The Company’s obligations under the Revolving Credit Facility are secured by a first security interest in the Company’s accounts receivable and a second security interest in substantially all of the Company’s other assets (exclusive of real estate, rolling stock and cash collateral provided by the Company to the issuer of the letters of credit under the L/C Facility). The Revolving Credit Facility provides for certain covenants the most restrictive of which require that the Company maintain minimum consolidated annualized or rolling four quarters earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $56,000,000 for purposes of calculating the annualized EBITDA as of the completion of the fiscal quarter ending December 31, 2002 and increasing in varying quarterly increments to $90,000,000, $125,000,000 and $145,000,000 for the years ended December 31, 2003, 2004 and 2005 respectively. For the quarter ended December 31, 2002, annualized EBITDA was $72,832,000, and thus within covenant.

Annualized EBITDA for the fourth quarter of 2002 is calculated as follows (dollars in thousands):

Fourth Quarter 2002
Net income	$4,942
Depreciation and amortization	5,764
Interest expense, net	5,202
Provision for income taxes	1,616
Other acquisition costs	813
Change in value of embedded derivative	(129)

EBITDA	18,208

Annualized EBITDA (fourth quarter × 4)	$72,832

The Company is required to maintain annualized or four quarters rolling fixed charge coverage ratio of not less than 0.65 to 1.0 for the fiscal quarter ending December 31, 2002 and increasing in varying quarterly increments to not less than 1.0 to 1.0 and 1.45 to 1.0 for the years ended December 31, 2003 and 2004, respectively. Thereafter, the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0. At December 31, 2002, the fixed charge coverage ratio was 1.6 to 1.0.

The covenants generally provide for annualized, rather than rolling four quarters, calculations for each of the first three fiscal quarters commencing on and after October 1, 2002 because the CSD asset acquisition significantly increased the Company’s level of total outstanding debt and interest costs, but the anticipated increases in the Company’s EBITDA commenced upon the closing of the acquisition and are not reflected in the Company’s results of operations for prior periods of 2002.

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

The Senior Loans and the Subordinated Loans are secured by a first security or mortgage interest in substantially all of the Company’s assets, except for second security interests in the Company’s accounts receivable in which the Agent under the Revolving Credit Facility has a first security interest and the cash collateral provided by the Company to the issuer of letters of credit under the L/C Facility in which such issuer has a first security interest. The Ableco Financing Agreement provides for certain covenants the most restrictive

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    FINANCING ARRANGEMENTS—(Continued)

of which require that the Company to maintain minimum consolidated annualized or rolling four quarters earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $56,000,000 for purposes of calculating the annualized EBITDA as of the completion of the fiscal quarter ending December 31, 2002 and increasing in varying equal quarterly increments to $90,000,000, $125,000,000, $145,000,000 for the years ended December 31, 2003, 2004 and 2005, respectively. For the quarter ended December 31, 2002, annualized EBITDA was $72,832,000 and thus within covenant. See Item 6, “Selected Financial Data” under the heading “Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)” for an explanation of how annualized EBITDA is calculated. The Company is required to maintain annualized or four quarters rolling fixed charge coverage ratio of not less than 0.65 to 1.0 for the fiscal quarter ending December 31, 2002 and increasing in varying quarterly increments to not less than 1.0 to 1.0 and 1.45 to 1.0 for the years ended December 31, 2003 and 2004, respectively. Thereafter, the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0. At December 31, 2002, the fixed charge coverage ratio was 1.6 to 1.0. The Company is also required to maintain a leverage ratio of consolidated funded indebtedness to either consolidated annualized or rolling four quarters EBITDA of not more than 3.5 to 1.0 for the fiscal quarter ending December 31, 2002 and decreasing in approximately equal quarterly increments to not more than 2.5 to 1.0 and 1.5 to 1.0 for the years ended December 31, 2003 and 2004, respectively. At December 31, 2002, the leverage ratio was 2.4 to 1.0.

L/C Facility.    The L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100 million of letters of credit at the Company’s request provided that the Company provides cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company paying Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof). At December 31, 2002, letters of credit outstanding were $58,272,000. The term of the L/C Facility will expire on September 9, 2005.

Debt Outstanding at December 31, 2001.    At December 31, 2001, the Company had a Loan Agreement (the “2001 Loan Agreement”) with Congress Financial Corp. (New England) (the “Lender”). The 2001 Loan Agreement provided for a $30,000,000 revolving credit facility (the “Revolver”), a $19,000,000 term note and a $3,000,000 term note. The Revolver allowed the Company to borrow up to $30,000,000 in cash and letters of credit, based on a formula of eligible accounts receivable. Letters of credit could not exceed $20,000,000 at any one time. At December 31, 2001, borrowings on the Revolver were zero, letters of credit outstanding were $9,674,000 and the amount available to borrow was $20,326,000. On September 10, 2002, the Revolving Credit Facility replaced the Company’s debt under the 2001 Loan Agreement and the term notes were repaid. The Company was in compliance with the covenants of the 2001 Loan Agreement at December 31, 2001.

At December 31, 2001, the Company also had outstanding $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) which were issued in April 2001. The Subordinated Notes were repaid on September 10, 2002 with funds then raised (see also Note 17, “Extraordinary Item”). In conjunction with the Subordinated Notes, the Company issued detachable warrants for 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and detachable warrants were allocated based on the relative fair value of the warrants and the Subordinated Notes. The relative fair value of the warrants included a blockage discount. The Company was in compliance with the covenants of the Subordinated Notes at December 31, 2001.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    FINANCING ARRANGEMENTS—(Continued)

At December 31, 2001, the Company also had outstanding $9,700,000 of industrial revenue bonds (the “Bonds”). The Bonds were defeased and considered extinguished on September 10, 2002 with funds then raised (see also Note 17, “Extraordinary Loss”). The Bonds required the Company to maintain $750,000 in a debt service reserve held by the trustee for the benefit of the bondholders. That debt service reserve fund was deposited as part of the defeasance of the Bonds into the defeasance trust.

(8)    LEGAL PROCEEDINGS

General Environmental Matters

The Company’s waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the handling, transportation, storage or disposal of hazardous waste or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements and alleged violations of existing permits and licenses. At December 31, 2002, the Company was involved in various proceedings in which a governmental authority is a party primarily involving activities at and/or shipments to or from the Company’s waste treatment, storage and disposal facilities. The principal proceedings are described below.

Legal Proceedings Related to CSD Assets.

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”), except for Safety-Kleen’s Pinewood facility near the town of Pinewood in Sumter County, South Carolina. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware which has jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of December 31, 2002, the Company had reserves (which the Company had established as part of the purchase price for the CSD assets) of $10.3 million relating to the Company’s estimated potential liabilities in connection with such legal proceedings. The Company continues to gather information about the legal proceedings surrounding certain environmental liabilities acquired. As information about these proceedings becomes available to the Company, the Company may record additional liabilities as part of the purchase price allocation. Liabilities may be recorded based on information gathered or based on management’s plan to settle these matters. For certain reasons described below under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” reserves at December 31, 2002, do not include any amounts with respect to the Company’s potential future liabilities which may arise from the legal proceedings described under those headings.

The first reason for the Company’s assumption of certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the “CSD Canadian Subsidiaries”) formerly owned by the Sellers

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

(which subsidiaries were not part of the Sellers’ bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Proceedings described below) in which the Canadian Subsidiaries are now or may in the future become involved. The second reason is that there are ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below) which, while the Company will not be responsible for damages or other liabilities of the Sellers relating to such proceedings, may nevertheless affect the future operation of certain of the CSD assets. The third reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that the Company will assume and pay certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers’ share of cleanup costs payable to governmental entities for certain sites where one or more of the Sellers has been named or may in the future be named as a potentially responsible party (“PRP”) under the federal Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) or analogous state Superfund laws.

The principal legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets are as follows:

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

The Company believes that the Mercier Subsidiary is not the party responsible for the lagoon and groundwater contamination on the site of the Mercier Facility, and the Mercier Subsidiary continues to deny under applicable Canadian environmental laws any responsibility for the decontamination and restoration of the site. In November 1992, the Minister of the Environment ordered the Mercier Subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Mercier Subsidiary responded by letter, reiterating its position that it had no responsibility for the contamination and proposing to submit the question of responsibility to the Courts for determination as expeditiously as possible. On January 12, 1993, the Mercier Subsidiary filed a declaratory judgment action (Safety-Kleen Services (Mercier) Ltd. v. Attorney General of Quebec; Pierre Paradis, in his capacity as Minister of the Environment of Quebec; Ville Mercier; and LaSalle Oil Carriers, Inc.) in the Superior Court for the Province of Quebec, District of Montreal. The legal proceeding seeks a court determination of the liability associated with the contamination of former lagoons located on the Ville Mercier property. The Mercier Subsidiary asserts that it has no responsibility for the contamination on the site. The Minister filed a Defense and Counterclaim in which he asserts that the Mercier Subsidiary is responsible for the contamination, should reimburse the Province of Quebec for past costs incurred in the amount of $17.4 million (CDN), and should be responsible for future remediation costs. This legal proceeding is still in the discovery stage.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

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

The continued conduct of such proceedings by the Mercier Subsidiary which is now owned by the Company would require the Company to incur legal and other costs and the uncertainties inherent in any such legal proceedings. Accordingly, as part of its integration plan for the CSD assets acquired in September 2002, the Company intends to pursue settlement discussions with the governmental entities in Canada which are parties to such legal proceedings. The Company cannot now predict whether such discussions will result in a settlement of the legal proceedings or, if such a settlement can be reached, the amount of the Company’s potential payment under such a settlement. Accordingly, the Company believes that the amount of any remedial liability which the Company may have with respect to the Mercier Facility is not estimable at this time.

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

Under the Sale Order, the Company is not liable for penalties, if any, which the Buttonwillow Seller might ultimately be determined to owe to the DHS and DTSC, but the Company could potentially be liable for removal costs if such agencies were ultimately to succeed in a claim that the FUSRAP Wastes were improperly disposed of at the Buttonwillow Landfill and should be removed. The Company estimates that the total cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.1 million. However, both the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

Seller and the Company believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations and they will vigorously resist any efforts to require that such wastes be removed. The Company has not accrued any costs of removing the FUSRAP wastes because the Company believes that only a remote possibility exists that a final order will be issued requiring the Company to remove such wastes.

Tanner Act Proceeding.    In 1999 the Conditional Use Permit (“CUP”) issued by Kern County, California for the Seller’s Buttonwillow Landfill was challenged by a local interest group, Padres Hacia Una Lina Vida Mejor and its individual members. The proceeding was initiated under the Tanner Act, a unique California statute that enables citizens to appeal local land use decisions regarding hazardous waste facilities under California Health and Safety Code Section 25199-25199.14. Under the Tanner Act, the Governor or a designee, upon making certain findings, must appoint a 7-member Appeal Board that is emplowered to convene hearings and if necessary require the local agency to modify its land use decision in accordance with the Appeal Board decision.

The appeal process involves two phases, a preliminary hearing to determine whether there is sufficient evidence to proceed to a hearing and, if so, a hearing in determine whether the conditions imposed by the local agency are inadequate. In the Buttonwillow proceeding, the preliminary hearings were held intermittently from November 2001 through May 2002. The Appeal Board isued its preliminary hearing decision on July 18, 2002. The Appeal Board rejected nine of the ten issues submitted to it by the petitioners. The Appeal Board decided that one issue should proceed to a full hearing, namely Issue Y, which challenges a permit condition that establishes certain limits on the disposal of radioactive waste at the facility. In the full hearing to be held on Issue Y, the Appeal Board must determine whether there is clear and convincing evidence that the provision in the CUP governing the receipt of radioactive waste fails to protect the public health, safety or welfare. The hearing phase of the proceeding has not yet been scheduled. The next status conference is scheduled for April 30, 2003. The Company has convened a panel of experts to review the technical issues and is prepared to vigorously present its case to the Appeal Board. The parties are also currently engaged in vigorous settlement negotiations. The outcome of the proceeding cannot be predicted nor can a range of probable loss be estimated; accordingly, the Company has not recorded any liability relating to this proceeding.

Assumption of Certain CSD Superfund Liabilities.    The Company’s agreement to pay, as part of the purchase price for the CSD assets, the Sellers’ share of certain cleanup costs payable to governmental entities under federal and state Superfund laws relate primarily to (i) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors to which the Sellers shipped hazardous wastes, (ii) two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more of the Sellers has been designated a PRP, (iii) 34 active Superfund sites owned by third parties where the Sellers have been designated as PRPs, and (iv) several inactive Superfund sites owned by third parties where the Sellers have been named as PRPs but as to which the Sellers and the Company believe the Sellers have no significant liabilities.

Federal and state Superfund laws generally impose joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes to such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. The Company has

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

estimated and accrued the amount of those Sellers’ liabilities, if the liability is both estimable and probable, which the Company agreed to assume for cleanup costs at Superfund sites where one or more of the Sellers has been designated as a PRP by reviewing any existing consent decrees, settlement agreements or similar arrangements with respect to those sites and the Sellers’ negotiated volumetric share of liability (where applicable). In estimating the amount of its assumed liability, the Company used its prior knowledge of the relevant sites and its general experience in dealing with the cleanup of Superfund sites.

Marine Shale Processors.    Beginning in the mid-1980’s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shut down its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby property owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remains on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale site.

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

Opposition parties filed appeals and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. Earthlock appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications were denied in April 2001. However, Earthlock subsequently announced in April 2002 that it did not intend to proceed with the proposed transaction, and on October 10, 2002, Marine Shale notified the LDEQ that Marine Shale will close the facility in accordance with a 32-page closure plan originally filed with the LDEQ in March 1996. Subsequently, on December 23, 2002, Earthlock sent a letter to the LDEQ through one of its attorneys, disclosing that Earthlock “…has ceased and abandoned all efforts to reopen the hazardous waste business and facility in Amelia.” The letter also states that Earthlock was relinquishing its permits for air emissions, water discharges, and for managing hazardous wastes.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were reportedly among the largest customers of Marine Shale in terms of overall incineration revenue. In the event Marine Shale does not

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

have adequate funding to shut down the facility and complete the required cleanup, the potential exists for an EPA or LDEQ action requiring cleanup of the Marine Shale site and the stockpiled aggregate under applicable Superfund laws. In that event, the Sellers could be exposed to potential financial liability for their proportionate share of clean up costs, and the Company might then be obligated to pay all or a portion of the Sellers’ proportionate share of liability in accordance with Superfund laws and the Company’s agreement described above to assume certain of the Sellers’ Superfund liabilities to governmental entities as part of the purchase price for the CSD assets.

The Company now estimates that the total cost of removing all of the vitrified aggregate from the Marine Shale site and Recycling Park, Inc. and disposing of the aggregate at a properly licensed hazardous waste facility is approximately $18 to $20 million, and the LDEQ has estimated the total closure costs for the Marine Shale site at approximately $6.2 million. The Company believes there are a number of other financially solvent potential PRPs at the two sites that would be responsible for paying their proportionate shares of the cleanup and remediation costs, and would also be required to participate in the overall site cleanup efforts. In addition, on March 14, 2003, the U.S. Department of Justice announced that a proposed Stipulation of Settlement and Judgment (“Stipulation”) was lodged with the U.S. District Court for the Western District of Louisiana, in the lawsuit captioned as United States of America and State of Louisiana v. Marine Shale Processors, Inc., et al., Civil Action No. CV-90-1240, pertaining to the Marine Shale facility and the Recycling Park, Inc. property. The Stipulation provides for payment of all funds currently on deposit in the Registry of the Court to the LDEQ, for deposit in an escrow account, and subsequent expenditure of these funds solely for closure and remediation of contamination at the Marine Shale facility and/or the Recycling Park, Inc. property. The balance of the funds in the Court Registry totaled $5,876,008 as of December 5, 2002. In addition, a standby irrevocable letter of credit of approximately $600,000 exists to pay for closure of the Marine Shale facility, which is payable to the LDEQ as beneficiary. Thus, approximately $6,476,000 will be available to pay for closure and remediation of contamination at the Marine Shale facility and/or the Recycling Park, Inc. property from these existing sources of funding. The Company is not aware of any cost estimates that include cleanup or remediation costs associated with the Marine Shale site. Until such time as the Company can obtain more complete information as to the potential status of the Marine Shale site as a Superfund site, the costs associated with removal and disposal of the vitrified aggregate and closure and remediation of the Marine Shale site, and the respective shares of other potential PRPs, the Company believes that the amount of any remedial liability which the Company may incur in the future with respect to the Marine Shale site is not estimable at this time.

Properties Included in CSD Assets. The two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more the Sellers has been designated as a PRP are located at 2549 North New York Street in Wichita, Kansas (the “North New York Street Property”), and at 411 Burton Road in Lexington, South Carolina (the “Burton Road Property”). The North New York Street Property is an active service center which is one of several properties located within the boundaries of a 1,400 acre state- designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. The Sellers have executed a consent decree relating to such Site with the EPA, and the Company will continue its ongoing remediation program for the North New York Street Property. Included within the CSD assets acquired by the Company are rights under an indemnification agreement between the Sellers and a prior owner of the North New York Street Property which the Company anticipates will be available to reimburse certain cleanup costs. The cost of the Superfund remediation and the Company’s respective share of the North New York Street Property are not currently estimable; as such, the Company has not recorded a liability for this Superfund site.

The Burton Road Property is now vacant but was formerly operated by the Sellers as a waste transfer and truck cleaning facility, and the property is located within the boundaries of a state designated Superfund site known as the Hollis Road Site. In June 2000, the South Carolina Department of Health and Environmental Control

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

(“DHEC”) initiated a lawsuit against the Sellers and two other parties that owned or operated facilities within the Hollis Road Site boundaries. The lawsuit seeks a declaration of liability for causing contamination of the Hollis Road Site against the Sellers and the other named defendants, in addition to the recovery of past and future remediation costs, recovery of natural resources damages and treble damages. DHEC estimates the total remediation costs for the Hollis Road Site to be approximately $14 million and the natural resources damages to be about $13 million and claims to have spent approximately $2 million at the site to date, including costs to install public water supply lines to about 40 residences in the Hollis Road area. On February 7, 2003 the Company and two subsidiaries of the Seller entered into a Consent Decree with the DHEC settling the South Carolina claims and lawsuit with respect to the Hollis Road Superfund site and the Burton Road Property. The Consent Decree and an accompanying complaint against the Company were filed with the United States District Court for South Carolina in March 11, 2003. The Consent Decree provides that the Company must make two installment payments to DHEC. The first payment of $400,000 is to be paid when the Consent Decree is filed with the Court and the second payment of $500,000 is to be paid one year later. The Consent Decree contains a customary covenant not to sue and contribution protection provisions for the Company, and also contains a limited “re-opener” provision. The re-opener provision would require the Company to perform soils remediation work within the boundaries of its Burton Road Property if new releases or spills were to occur or if there was independently verifiable data to substantiate that a specified contaminant or its degradation products were discovered above certain concentration levels in the soils at the Burton Road Property. At this time the Company is aware of no data which identifies such contamination at the Burton Road property. Before becoming final, the Consent Decree must be approved by the Court following a public comment period which commenced on or about March 13, 2003. Although no assurances can be given, the Company anticipates that the Consent Decree will be approved by the Court. At December 31, 2002, the Company had accrued for the payments to be made under the Consent Decree.

Active Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had shipped hazardous wastes to an aggregate of 34 sites owned and then operated by third parties which have subsequently been designated as federal or state Superfund sites and for which the Sellers, along with other parties, have been designated as PRPs. At 28 of those sites, the Sellers have addressed their cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. Of the six remaining active sites at which one or more of the Sellers has been designated as a PRP, the Sellers are contesting liability at three sites and plan to participate as settling PRPs at three sites. For the 34 sites, the Company accrued $7,355,000 at December 31, 2002. The Company is contesting its liability on behalf of the sellers at three sites. The Company recorded no accrual related to these three sites. In addition, the Company estimates that discounted reasonably possible additional losses for the 34 sites totals $1,406,000.

Inactive Third Party Superfund Sites.    In addition to the active Superfund sites owned by third parties, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties which the Company believes are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior entrance by the Sellers into consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited “re-opener” provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. Except to the extent that minimal amounts remain to be paid under existing consent decrees, settlement agreements or similar arrangements, the Company has not established financial reserves for any of the inactive sites because the Company believes that the Sellers’ cleanup liabilities with respect to those sites have already been resolved.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets, the Company is also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, an enforcement action brought by the New York State Department of Environmental Conservation, and litigation involving the former holders of the Company’s subordinated notes.

Superfund Sites Not Related to CSD Acquisition.    The Company has been named as a PRP at 28 sites that are not related to the CSD acquisition. Fourteen of these sites involve two subsidiaries, which the Company acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of that acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending the Company’s Braintree and Natick subsidiaries in these 14 cases, including legal fees and settlement costs.

The Company’s subsidiary, which owns the Bristol, Connecticut facility, is involved in one of the 28 Superfund sites. As part of the acquisition of the Bristol, Connecticut and Cincinnati, Ohio facilities, the seller and its now parent company, Cemex, S.A., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facilities, which would include any liability arising from Superfund sites.

Six of the 28 sites involve former subsidiaries of ChemClear Inc. Some of these sites have been settled, and the Company believes its ultimate exposure with respect to the remaining such sites will not be significant. The Company accrued $43,000 related to these sites at December 31, 2002.

Mr. Frank, Inc., which was acquired by the Company in July 1992, is involved in four of the 28 Superfund sites, as a transporter of waste generated by others prior to the Company’s purchase of Mr. Frank, Inc. The Company acquired Mr. Frank, Inc. in exchange for 233,000 shares of the Company’s common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers’ agreement to indemnify the Company against potential liabilities, including environmental liabilities arising from prior ownership and operation of Mr. Frank, Inc. One of the 28 sites relates to the acquisition of Murphy’s Waste Oil Services, Inc. which the Company acquired in 1989. The Company has been identified as a PRP at two of the other 28 sites, but the Company believes that it has no liability at those sites.

As of December 31, 2002 and 2001, the Company had accrued environmental costs of $150,000 for cleanup of a Superfund site related to the acquisition of Murphy’s Waste Oil Services, Inc.

Spring Grove Settlement.    During the fourth quarter of 2001, the Company entered into a civil settlement with the U.S. Justice Department and the U.S. Environmental Protection Agency (“EPA”) to resolve issues resulting from a 1995 fatal accident at the Company’s Spring Grove facility in Cincinnati, Ohio. Without a finding or admission of liability by the Company, the Company entered on March 6, 2002, into a Consent Decree providing that the Company pay a $400,000 fine and amend its operating permit to include certain operating procedures already implemented by the Company shortly after the accident. The Company paid the fine in the first quarter of 2002. On September 9, 2002, the U.S. Justice Department filed a motion with the Federal District Court for the Southern District of Ohio petitioning the Court to terminate the order because the Company had

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

completed all the obligations required of it by July 15, 2002. On September 9, 2002, the Court issued an Order terminating the Consent Decree. On October 9, 2002, the State of Ohio also notified the Company that it had closed its investigation of the matter as well. These final actions by the relevant federal and state agencies bring this matter to a close.

NYSDEC Enforcement Action.    On January 16, 2003, Clean Harbors Environmental Services, Inc. entered into an Order of Consent with the New York State Department of Environmental Conservation (“NYSDEC”) to settle allegations of manifesting and disposal violations for waste shipments to a landfill in New York that originated at two of the Company’s hazardous waste treatment, storage and disposal facilities. The alleged violations include failure to indicate the appropriate state hazardous waste codes on the manifests, failure to notify the disposal facility that the wastes shipped did not meet the applicable treatment standards, and landfill of large PCB capacitors that should have been incinerated. Many of these allegations resulted from the same circumstances that were the focus of a separate consent order and settlement agreement with the US EPA dated September 27, 2002. The Company self reported the inadvertent land disposal of the PCB capacitors once the error was discovered and the capacitors were exhumed and properly disposed of by incineration. Clean Harbors has agreed to pay a civil penalty of $114,250 to settle this matter.

EPA Enforcement Action.    On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“USEPA”), in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Clean Harbors Environmental Services, Inc. incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility a year ago, between April 8-10, 2002. Thereafter, the USEPA issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. The EPA alleges, among other things, that the facility had open containers of incinerator ash in the Ash Stabilization Building, stored incompatible wastes without adequate separation, and failed to label equipment in hazardous waste service. The CCO seeks to impose a penalty in the amount of $170,166. The Company continues to contest the allegations, believes it has meritorious defenses, intends to vigorously defend itself against the allegations and file a request for a hearing on the matter. The Company may also request an informal conference to further discuss the facts of the case in an attempt to arrive at settlement without incurring the expense and uncertainty of litigation. Since this action was filed just prior to the filing of the Company’s Form  10-K for the year ended December 31, 2002, the Company has not had an opportunity to discuss settlement options with the USEPA. Accordingly, no assurances can be given that the Company will be able to settle the CCO for an amount less than the Demand.

Litigation Involving Former Holders of Subordinated Notes.    On April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the “Lenders”) $35,000,000 of 16% Senior Subordinated Notes due 2008 (the “Subordinated Notes”) as part of the Company’s refinancing of all its then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the “Purchase Agreement”), the Company was also required to pay a $350,000 closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company’s common stock (the “Warrants”) exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company’s ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, the Company would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called “Make Whole Amount” computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Notes. The Purchase Agreement also provided that, if the Company should default

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    LEGAL PROCEEDINGS—(Continued)

on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called “Make Whole Amount” then in effect.

During several months prior to the Company’s acquisition of the CSD assets on September 7, 2002, the Company sought the Lenders’ cooperation with respect to such acquisition and to include the Lenders in a refinancing of the Company’s outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, refused to provide any such cooperation. The Company thus notified the Lenders that it was proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the “Make Whole Amount” of $16,991,129, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders’ demand, the Company immediately paid in full the amount demanded, while notifying the Lenders that it was paying the “Make Whole Amount” under protest. It is the Company’s position that if the payment to the Lenders is not deemed to be voluntary and the 48.5% “Make Whole Amount” is deemed unconscionable, the “Make-Whole Amount” is likely to be held unenforceable under Massachusetts case law.

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court (John Hancock Life Insurance Company, et al. v. Clean Harbors, Inc.), asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Suffolk Superior Court (Clean Harbors, Inc. v. John Hancock Life Insurance Company, et al.), seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was recently granted. The proceedings are now in the early discovery stage.

(9)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES

The Company records environmental related accruals for both its landfill and non-landfill operations. See Note 3 to the financial statements for further discussion of the Company’s methodology for estimating and recording these accruals.

Environmental Liabilities Assumed — In the Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2002, the Company estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company now estimates that the environmental liabilities assumed as of the acquisition date in accordance with GAAP totaled approximately $202.9 million. The $63.1 million decrease in environmental liabilities consists of a net $22.6 million reduction due to changes in estimates based on the better information that now exists as to the nature and extent of environmental contamination and a $40.5 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting.

Discounted Environmental Liabilities — As discussed more fully under Note 3(l) to the financial statements, final closure and post closure liabilities are inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the expected time of payment then discounted to its present value using a risk-free discount rate (4.9% at December 31, 2002).

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

The Company has recorded liabilities for closure, post-closure and remedial obligations as of December 31, 2002 and 2001 as follows (amounts in thousands):

	2002	2001
Current portion of environmental liabilities	$22,331	$155
Non-current portion of environmental liabilities	182,280	1,726

Total	$204,611	$1,881

The changes to environmental liabilities for the year ended December 31, 2002 are as follows (in thousands):

	December 31, 2001	Assumed in the CSD acquisition	Charges to Expense	Reclassifications and other	Payments	December 31, 2002
Landfill Facilities	$—	$58,978	$1,507	$307	$(27)	$60,765
Remedial Liabilities:
Remediation for landfill sites	—	4,498	37	(16)	—	4,519
Remediation, closure and post-closure for closed sites	—	107,013	979	153	(3,246)	104,899
Remediation (including Superfund) for non-landfill open sites	1,881	32,408	519	(148)	(232)	34,428

Total	$1,881	$202,897	$3,042	$296	$(3,505)	$204,611

In the following table, reserves for environmental obligations are classified as of each balance sheet date based on their classification at December 31, 2002. Reserves for closure, post-closure and remedial obligations as of December 31, 2002 and 2001, respectively, are as follows (in thousands):

	2002	2001
Landfill facilities:
Cell closure	$20,336	$—
Facility closure	12,125	—
Post-closure	28,304	—

	60,765	—

Remedial liabilities:
Remediation for landfill sites	4,519
Remediation, closure and post-closure for closed sites	104,899	—
Remediation (including Superfund) for non landfill open sites	34,428	1,881

	143,846	1,881

Total	$204,611	$1,881

All of the landfill facilities included in the table above are active as of December 31, 2002.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2003	$22,331
2004	25,314
2005	20,524
2006	16,829
2007	13,997
Thereafter	268,553

Subtotal	367,548
Less: Reserves to be provided (including discount of $74.2 million) over remaining site lives	(162,937)

Total	$204,611

Remedial liabilities, including Superfund liabilities — As described in the tables above under “Discounted environmental liabilities,” the Company has as of December 31, 2002 a total of $143.8 million of estimated liabilities for remediation of environmental contamination, of which $4.5 million related to the Company’s landfills and $139.3 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 54 active or Superfund sites as of December 31, 2002. As described in Note 8 “Legal Proceedings,” the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

Remediation liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminates exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded are dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional information becomes available.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to estimate accurately the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 34 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2002 (as calculated in accordance with generally accepted accounting principles) for future remediation and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $143.8 million. The Company also estimates that it is “reasonably possible”, as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $19.3 million greater than such $143.8 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the estimated amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company’s business (18 facilities)	$29,334	20.4%	$2,884
Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (22 facilities)	104,899	73.0%	14,783
Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (34 sites)	7,355	5.1%	1,406
Sites for which the Company had liabilities prior to the acquisition of CSD assets (28 Superfund sites and 5 other sites)	2,258	1.5%	226

Total:	$143,846	100.0%	$19,299

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$33,078	23.0%	$3,030
Bridgeport, NJ	Closed incinerator	29,114	20.2%	3,324
Roebuck, SC	Closed incinerator	10,772	7.5%	904
Cleveland, OH	Closed wastewater treatment	8,004	5.6%	796
Various	All other incinerators, landfills, waste water treatment facilities and service centers (36 facilities)	55,330	38.5%	9,813
Various	Superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste (54 sites)	7,548	5.2%	1,432

Total		$143,846	100.0%	$19,299

The estimated liabilities reflected in the above tables do not include any potential remedial liabilities which the Company might incur in the future with respect to the Ville Mercier facility or the Marine Shale site as previously discussed in Note 8, “Legal Proceedings.” For the reasons there described, the Company believes that any such liabilities are not both probable and estimable at this time. See “Contingent Remedial Liabilities” below.

Revisions to remedial reserve requirements may result in upward or downward adjustments to income from operations in any given period. The Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

Contingent Remedial Liabilities — Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those liabilities any liabilities which are not both probable and estimable. As described in Note 8, “Legal Proceedings” under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” the Company may incur certain remedial liabilities in the future in connection with the facility and site which are the subject of those proceedings, but the amount of those potential liabilities are not both probable and estimable at this time. Accordingly, the Company has not recorded any remedial liabilities as part of the purchase price for the CSD assets. Prior to the first anniversary on September 7, 2003 of the acquisition of the CSD assets, the Company will endeavor to resolve the extent of any remedial liabilities which the Company may incur in connection with such facility and site so that any such liabilities can be recorded as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles. If the Company cannot by September 7, 2003 record these contingent liabilities as an adjustment to the purchase price, then these contingent remedial liabilities could result in a material loss when they become probable and estimable.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, and restricted cash and cash equivalents approximate fair value. The Company borrowings at variable interest rates approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair values of the Company’s Subordinated Loans, Subordinated Notes, fixed rate term note and industrial development revenue bonds (the “Bonds”) cannot be determined, since there is no active market in these securities. At December 31, 2002 and 2001, the estimated fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying Amount	Fair Value
December 31, 2002
Cash and cash equivalents	$13,682	$13,682
Restricted cash and cash equivalents	60,509	60,509
Subordinated Loans for which no quoted market prices are available	40,000	—
Borrowings at variable rates	132,709	132,709
December 31, 2001
Cash and cash equivalents	6,715	6,715
Restricted cash and cash equivalents	1,044	1,044
Subordinated Notes, fixed rate term note and Bonds for which no quoted market prices are available	51,891	—
Bank borrowings at variable rates	1,333	1,333

See Notes 3 and 7 for further discussion on restricted cash and cash equivalents.

(11)    COMMITMENTS AND CONTINGENCIES

Leases. The Company leases facilities and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2003	$575	$9,720
2004	547	7,512
2005	440	5,773
2006	295	3,353
2007	218	1,906
Thereafter	—	2,792

Total minimum lease payments	2,075	$31,056

Less imputed interest at interest rates ranging from 8.0% to 22.0%:	(434)

Present value of future minimum lease payments	$1,641

Total capitalized lease obligations	$1,641
Less: current portion of capitalized lease obligations	396

Long-term capitalized lease obligations	$1,245

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    COMMITMENTS AND CONTINGENCIES—(Continued)

During the years 2002, 2001 and 2000 rent expense was approximately $17,851,000, $13,539,000, and $13,289,000, respectively.

Other Contingencies. The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which the Company’s operations would be adversely affected are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility’s operations are in compliance with the applicable regulatory requirements.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers’ compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims. The deductible per occurrence for the workers’ compensation, general liability and vehicle liability is $500,000. The deductible per occurrence for the environmental impairments is $1,000,000. At December 31, 2002 and 2001, the Company had accrued $2,220,000 and $1,055,000, respectively, for its self-insurance liabilities.

(12)    INCOME TAXES

The domestic and foreign components of pretax net income (loss) were as follows (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Domestic	$(6,940)	$7,952	$5,102
Foreign	7,194	—	—

Total	$254	$7,952	$5,102

The provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(545)	$315	$24
State	610	750	360
Foreign	2,047	—	—

Total	2,112	1,065	384

Deferred
Federal	488	1,571	(2,025)
State	564	(224)	(375)
Foreign	623	—	—

Total	1,675	1,347	(2,400)

Net provision for (benefit from) income taxes	$3,787	$2,412	$(2,016)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    INCOME TAXES—(Continued)

The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2002	2001	2000
Book income at statutory rate	$86	$2,704	$1,735
State income taxes, net of federal benefit	556	1,145	648
Foreign rate differential	202	—	—
Permanent differences	2,808	398	260
Adjustment of prior year’s estimated attributes	(456)	(585)	1,259
Change in valuation allowance	551	(1,248)	(6,148)
Other	40	(2)	230

Net provision for (benefit from) income taxes.	$3,787	$2,412	$(2,016)

The components of the total net deferred tax assets and liabilities at December 31, 2002 and 2001 were as follows (in thousands):

	2002		2001
	US	Foreign	US	Foreign
Current
Workers compensation accrual	$910	$—	$882	$—
Provision for doubtful accounts	(206)	—	684	—
Environmental liabilities	3,404	134	—	—
Accrued expenses	1,217	—	668	—
Accrued compensation	1,833	—	—	—
Miscellaneous	(1,145)	—	—	—
Net operating loss carryforwards	—	—	1,752	—

Total current deferred tax asset/(liability)	6,013	134	3,986	—
Less valuation allowance	(6,013)	—	—	—

Net current deferred tax asset/(liability)	—	134	3,986	—

Long-Term
Environmental liabilities	69,651	2,987	—	—
Property, plant and equipment	(41,191)	(3,963)	(2,975)	—
Permits	(25,243)	(2,488)	(2,245)	—
Net operating loss carryforwards	18,635	—	1,368	—
Tax credit carryforwards	1,660	—	1,886	—

Total long term deferred tax asset/(liability)	23,512	(3,464)	(1,966)	—
Less valuation allowance	(23,512)	—	(967)	—

Net long term deferred tax asset/(liability)	—	(3,464)	(2,933)	—

Net deferred tax asset/(liability)	$—	$(3,330)	$1,053	$—

The Company has US federal net operating loss carryovers of approximately $ 47.2 million at December 31, 2002 which begin to expire in 2010. The Company has federal tax credit carryovers of approximately $1.7 million at December 31, 2002 which begin to expire in 2007.

In the fourth quarter of 2002 the Company recorded a benefit of approximately $682,000 as a result of the favorable resolution of a federal alternative minimum tax net operating loss carryback claim.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    INCOME TAXES—(Continued)

Prior to the fourth quarter of 2000, the Company maintained a full valuation allowance against its net deferred tax asset position. In the fourth quarter of 2000, the Company reduced its valuation allowance by $2.4 million based upon management’s projections for profits in future years. In 2001, it was determined that it was more likely than not that all of the Company’s net deferred tax assets would be utilized in the future with the exception of certain net operating loss carryovers subject to an annual limitation on their use. Accordingly, the 2001 provision contains a benefit of $1.2 million relating to a reduction in the valuation allowance.

In the third quarter of 2002, the Company established a $16.9 million valuation allowance on the deferred tax assets recorded in connection with the acquisition of the CSD assets. In the same quarter, the Company established a valuation allowance against its existing net deferred tax assets position of $1.1 million in recognition of the difficulty posed in projecting future taxable net income in view of the acquisition. All reductions to the valuation allowance associated with the CSD acquisition in the future will be recorded as a decrease to acquisition related fixed and intangible assets, rather than a tax provision benefit.

(13)    EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Year Ended 2002
	Income (Numerator)	Shares (Denominator)	Loss Per-Share
Loss before extraordinary loss	$(3,533)
Less preferred stock dividends and accretion	1,291

Basic and diluted loss available to common shareholders before extraordinary loss	(4,824)	12,189	$(0.40)
Extraordinary loss	(24,658)	12,189	(2.02)

Basic and diluted loss attributable to common shareholders	$(29,482)	12,189	$(2.42)

	Year Ended 2001
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
Net income	$5,540
Less preferred stock dividends	448

Basic EPS (income available to shareholders)	5,092	11,404	$0.45
Effect of dilutive securities	—	1,272	(0.05)

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,092	12,676	$0.40

	Year Ended 2000
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
Net income	$7,118
Less preferred stock dividends	448

Basic EPS (income available to shareholders)	6,670	11,085	$0.60
Effect of dilutive securities	—	220	(0.01)

Diluted EPS
Income available to common shareholders plus assumed conversions	$6,670	11,305	$0.59

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    REDEEMABLE SERIES C PREFERRED STOCK

The Company has issued options, warrants and convertible preferred stock, which are potentially dilutive to earnings. For the year ended December 31, 2002, none of the options, warrants or convertible preferred stock have been included in the above calculations since their inclusion would have been antidilutive for the period. For the year ended December 31, 2001, the warrants issued in conjunction with the Subordinated Notes as described in Note 7 and some of the options outstanding are dilutive while the convertible preferred stock is not dilutive. For the year ended December 31, 2000, some of the options outstanding but none of the warrants or convertible preferred stock are dilutive. Only those options where the options’ exercise price was less than the average market price of the common shares for the period are included in the above calculations.

The Series C Convertible Preferred Stock, $0.01 par value (“Series C Preferred Stock”), was issued by the Company on September 10, 2002 for an aggregate of $25,000,000, in cash to six institutional investors pursuant to a Securities Purchase Agreement dated September 6, 2002 between the Company and such investors. Subject to certain limitations, the Series C Preferred Stock will generally vote together with the Series B Convertible Preferred Stock, $0.01 par value (the “Series B Preferred Stock”), and the Common Stock, $0.01 par value (the “Common Stock”), on all actions to be taken by the stockholders of the Company with each share of Series C Preferred Stock having the number of votes equal to the number of shares of Common Stock into which that share of Series C Preferred Stock is then convertible.

The Series C Preferred Stock is entitled to receive dividends at an annual rate of 6% (which after the first year will accrue and compound), will be mandatorily redeemable after seven years at its stated value and accrued dividends, or at any time after issuance (together with accrued dividends thereon) will be convertible at the holder’s option into shares of the Company’s common stock. The conversion price will initially be $10.50 per share of common stock, subject to customary adjustments for antidilution and potential reset to $8.00 per share if both (i) the Company’s Consolidated EBITDA for the year ending December 31, 2003 is less than $115,000,000 and (ii) the average trading price for the Company’s common stock for the month of December 2003 is less than $27.50. In no event, however, will the Company be obligated to issue more shares of common stock upon the conversion of the Series C Preferred Stock than is permitted under the rules and regulations of The Nasdaq Stock Market. Accordingly, unless the Company’s common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the preferred shares, the maximum number of common shares which may be issued upon conversion of the Series C Preferred Stock will be limited to approximately 2,431,946 shares (which equals 19.99% of the total number of primary shares of the Company’s common stock outstanding on the date the Series C Preferred Stock was issued). To the extent (if any) that the purchase price of the Series C Preferred Shares, plus the amount of any accrued dividends, would otherwise be convertible into more than the number of shares permitted under Nasdaq rules, and the Company’s common stockholders shall not have approved the issuance of the excess common shares, the Company will be obligated to issue only that approximately 2,431,946 common shares and to pay in cash to the holders of the Series C Preferred Stock the then market value of the additional common shares which can not be issued because of the foregoing limitation.

The Company issued the Series C Preferred Stock for $25,000,000 on September 10, 2002, and incurred $2,891,000 of issuance costs. The Company has determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in seven years with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed rate of return of 14%.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    REDEEMABLE SERIES C PREFERRED STOCK—(Continued)

Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15,677,000 for the Host Contract with the remaining cash proceeds received at issuance of $9,323,000 assigned as the fair value of the Embedded Derivative. The Series C Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract less the issuance costs. The discounted value of the Host Contract will be accreted over the seven-year life of the Series C Preferred Stock (or until the earlier conversion of the Series C Preferred Stock at the option of the holders), with such accretion being recorded as a reduction in Additional Paid-in-Capital. During the period from September 10 through December 31, 2002, the amount of that accretion was $381,000. The Company recorded in Other Long-term Liabilities the $9,323,000 initial fair value of the Embedded Derivative and will periodically mark that value to market until such time as the maximum number of shares of common stock which may be issued upon conversion of the Series C Preferred Stock is determined. As of December 31, 2002, the market value of the Embedded Derivative was determined to be $9,194,000 and the Company recorded $129,000 of Other Income to reflect such adjustment.

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

(15)    STOCKHOLDERS’ EQUITY

(a)    Stock Option Plans

In 1992 the Company adopted an equity incentive plan, which provides for a variety of incentive awards, including stock options (“1992 Plan”), and in 2000, the Company adopted a stock incentive plan, which provides for awards in the form of incentive stock options, non-qualified stock options and restricted stock (“2000 Plan”). In 2002, the Company amended the 2000 Plan by increasing the awards that can be issued under the 2000 Plan from 800,000 shares to 1,500,000 shares. As of December 31, 2002, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options. These options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. At December 31, 2002, the Company has reserved 1,102,506 shares of common stock for issuance under the 2000 Plan, exclusive of shares previously issued under such Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2002 options for an aggregate of 756,040 shares which shall remain in effect until such options are either exercised or expire in accordance with their terms. In addition, there were

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    STOCKHOLDERS’ EQUITY—(Continued)

on December 31, 2002, an aggregate of 59,650 options outstanding under the Company’s 1987 Equity Incentive Plan which had expired in 1997.

Under the terms of the 2000 Plan, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. No compensation expense related to stock option grants to employees was recorded in 2002, 2001 or 2000, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant. During 2002, the Company granted options to a non-employee of the Company, and in accordance with SFAS No. 123 “Accounting for Stock Based Compensation, recorded an expense of $166,000 related to those options.

(b)    Supplemental Disclosures for Stock-Based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plans. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

Activity under the Plans for the three years ended December 31, 2002 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,299,413	$2.03
Granted at fair value	603,894	2.32
Forfeited	(280,035)	2.25
Exercised	(75,800)	2.06

Outstanding at December 31, 2000	1,547,472	2.10
Granted at fair value	214,500	2.70
Forfeited	(179,230)	2.12
Exercised	(55,860)	1.96

Outstanding at December 31, 2001	1,526,882	2.18
Granted at fair value	193,800	8.14
Forfeited	(50,020)	3.08
Exercised	(478,144)	2.06

Outstanding at December 31, 2002	1,192,518	$3.17

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    STOCKHOLDERS’ EQUITY—(Continued)

Summarized information about stock options outstanding at December 31, 2002 is as follows:

				Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.44—1.75	65,250	4.76	$1.49	46,750	$1.50
1.81	186,390	5.32	1.81	131,055	$1.81
1.88—2.06	187,050	5.53	1.97	110,100	$1.94
2.13	176,234	4.19	2.13	126,900	$2.13
2.26 – 2.42	92,694	4.90	2.36	64,694	$2.40
2.50	181,100	7.15	2.50	46,700	$2.50
2.61—2.88	15,000	4.31	2.66	8,000	$2.61
3.26—3.86	133,000	8.99	3.38	20,000	$3.26
5.94—6.46	48,800	9.20	6.41	23,800	$6.46
9.91—10.75	67,000	8.76	10.06	4,000	$10.75
10.9—11.70	40,000	9.42	11.23	5,000	$11.70

Options exercisable at December 31, 2002, 2001 and 2000 were 586,999, 823,935 and 735,677, respectively. The weighted average exercise prices for the exercisable options at December 31, 2002, 2001 and 2000 were $2.39, $2.08, and $2.10, respectively.

The fair value of each option granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Dividend yield	none	none	none
Expected volatility	88.2%	75.0%	80.5%
Risk-free interest rate	4.3%	4.7%	6.3%
Expected life	5.9	5.8	6.0

Weighted average fair value of options granted at fair value during:

2002	$5.98

2001	$1.84

2000	$1.67

There were no options granted at greater than fair value in the periods presented.

(c)    Employee Stock Purchase Plan

In May of 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock has been reserved for offering to

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    STOCKHOLDERS’ EQUITY—(Continued)

employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2005. As of December 31, 2002, an aggregate of 306,510 shares remained available for future issuance under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. During the years ended December 31, 2002, 2001 and 2000, monies were withheld from employees for the purchase of 53,937, 100,603, and 114,991 shares, respectively, of common stock under the ESPP. The weighted average per share fair value of the purchase rights granted under the ESPP during 2002, 2001 and 2000 were $2.61, $0.68 and $0.54, respectively.

(d)    Warrants

In connection with the issuance of Subordinated Notes due in April 2008, that were repaid in September 2002, the Company issued detachable warrants to purchase 1,519,020 shares of common stock that are exercisable at $0.01 per share and expire on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and warrants were allocated based on the relative fair value of the warrants and Subordinated Notes. The fair value allocated to the warrants in 2001 was $2,321,000. The relative fair value of the warrants included a blockage discount. This blockage discount was a discount for the lack of marketability, because the block of stock valued is large in relation to the actual sales of the Company’s stock on the existing market. As further discussed in Note 19, “Quarterly Data” the Company revised the quarter ended September 30, 2002 to reflect a reduction in the valuation placed on the blockage discount. This resulted in an additional $668,000 being allocated to the fair value of the warrants which is reflected in additional paid-in capital. During the year ended December 31, 2002, warrants for 281,212 shares were exercised, 892 warrants were cancelled upon net exercise, and 1,236,916 warrants remained outstanding at December 31, 2002.

In January 2003, the Company issued 954,207 shares of common stock in exchange for 954,812 warrants that were then terminated and that were issued relating to the April 2001 issuance of the $35 million Subordinated Notes.

(e)    Series B Preferred Stock

On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred Stock”), for the acquisition of its Spring Grove facility. The liquidation value of each share of Series B Preferred Stock is the liquidation preference of $50 plus unpaid dividends. Series B Preferred Stock may be converted by the holder into common stock at a conversion rate which, as of December 31, 2002, was equal to $16.45 per share and is subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. The Company had the option to redeem the Series B Preferred Stock at liquidation value plus a redemption premium of 1%, if the redemption occurred on or before August 16, 2001; thereafter, there is no redemption premium. Each share of Series B Preferred Stock entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Due to loan covenant restrictions the Company paid the first and second quarter 2001 dividends in equivalent value of common stock. Dividends for the third and fourth quarter 2001 and subsequent quarters were paid in cash.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    RESTRUCTURING

For the year ended December 31, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition of the assets of the CSD. The restructuring charge consisted of $250,000 for severance for individuals that were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from the acquisition date through December 31, 2002 (in thousands):

	Severance		Locations		Total
	Number of Employees	Costs	Number of Locations	Costs
Accrued Restructuring Costs	20	$250	9	$500	$750
Utilized from acquisition
through December 31, 2002	(14)	(183)	(7)	(128)	(311)

Balance December 31, 2002	6	$67	2	$372	$439

(17)    EXTRAORDINARY LOSS

Prior to the purchase of the CSD assets and as further discussed in Notes 2, 3, 7 and 8, the Company had outstanding prior to September 10, 2002, $35,000,000 of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9,600,000 of 10.75% economic development revenue bonds (the “Bonds”). The total cost of the extinguishment of that debt was approximately $24,658,000 and consisted of (1) a “Make Whole Amount” for the Subordinated Notes of approximately $16,991,000 (2) the defeasance costs on the Bonds of approximately $3,057,000, and (3) the write-off of deferred financing costs for both the Subordinated Notes and the Bonds of approximately $4,610,000, of which $2,366,000 represented a write-off of the then unamortized debt issue discount based on the fair value of warrants issued in connection with the Subordinated Notes on April 30, 2001. As described in Note 8 under “Litigation Involving Former Holders of Subordinated Notes”, the Company has initiated litigation against the former holders of the Subordinated Notes seeking to recover the “Make Whole Amount” as an unenforceable penalty under Massachusetts case law.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical corrections” which, among other requirements rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of SFAS No. 145 in 2003 will result in this extraordinary item being reclassified as an “other expense” to be deducted prior to arriving at income or loss from operations for 2002 in the Company’s 2003 third quarter and annual filings with the Securities and Exchange Commission.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    EMPLOYEE BENEFIT PLANS

As part of the acquisition of the Canadian subsidiaries of the CSD from Safety-Kleen, the Company assumed responsibility for a defined benefit plan that covers 33 non-supervisory Canadian employees. The following table presents the net periodic pension cost for the years ended December 31 (in thousands):

	2002	2001	2000
Service cost	$56	$—	$—
Interest cost	69	—	—
Expected return on fair value of assets	(108)	—	—
Net amortization and deferral	(56)	—	—

Net periodic pension cost	$(39)	$—	$—

The following table sets forth the funded status of the defined benefit plan and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31 (in thousands):

	2002	2001
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefit of $3,458 and $—, respectively	$(3,458)	$—

Projected benefit obligation	$(3,495)	$—
Fair value of plan assets	2,876	—

Projected benefit obligation in excess of plan assets	(619)	—
Unrecognized initial obligation	—	—
Unrecognized net loss	56	—

Accrued pension cost	$(563)	$—

For the year ended December 31, 2002, employer contributions and employee contributions to the defined benefit plan and benefits paid by the plan were $18,000, $17,000 and $46,000, respectively.

The key actuarial assumptions used for the defined benefit plan for the year ended December 31, 2002 were as follows: the discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0%, the expected increase in future compensation was 3.4%, and the expected long-term rate of return on plan assets was 7.0%

The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions dependent on meeting profit targets established annually by the Board of Directors. The Company expensed $315,000, $760,000 and $600,000 for the plan in 2002, 2001 and 2000, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    SEGMENT REPORTING

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization and restructuring and other acquisition costs (“EBITDA Contribution”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company has two reportable segments: Technical Services and Site Services.

Technical Services include:

•	treatment and disposal of industrial wastes, which includes physical treatment, resource recovery and fuels blending, incineration, landfills, wastewater treatment, lab chemical disposal and explosives management;

•	collection, transportation and logistics management;

•	categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services; and

•	Apollo Onsite Services, which provides customized environmental programs at customer sites.

These services are provided through a network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers’ waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

Site Services provide highly skilled experts utilizing specialty equipment and resources to perform services, such as industrial maintenance, surface remediation, groundwater restoration, site and facility decontamination, emergency response, site remediation, PCB disposal, oil disposal, analytical testing services, information management services and personnel training. The Company offers outsourcing services for customer environmental management programs as well, and provides analytical testing services, information management and personnel training services.

The Company markets these services through its sales organizations and, in many instances services in one area of the business support or lead to work in other service lines. Expenses associated with the sales organizations are allocated based on external revenues by segment.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    SEGMENT REPORTING—(Continued)

The following table presents information used by management by reported segment. Revenues from Technical and Site Services consist principally of external revenue from customers. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. The Company does not allocate interest expense, income taxes, depreciation, amortization, restructuring or other acquisition costs to segments (in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Revenue:
Technical Services	$223,902	$122,898	$117,195
Site Services	126,181	128,587	116,064
Corporate Items	50	116	207

Total	350,133	251,601	233,466

Cost of Revenues:
Technical Services	159,182	86,710	85,065
Site Services	92,414	91,093	81,333
Corporate Items	1,816	282	(95)

Total	253,412	178,085	166,303

Selling, General & Administrative Expenses:
Technical Services	26,608	20,954	20,388
Site Services	11,965	10,569	9,408
Corporate Items	23,677	12,937	12,442

Total	62,250	44,460	42,238

EBITDA:
Technical Services	38,112	15,234	11,742
Site Services	21,802	26,925	25,323
Corporate Items	(25,443)	(13,103)	(12,140)

Combined EBITDA Contribution	34,471	29,056	24,925
Reconciliation to Consolidated Statement of Operations:
Depreciation and amortization	15,508	11,113	10,656
Restructuring	750	—	—
Other acquisition costs	5,406	—	—

Income from operations	12,807	17,943	14,269
Other income	129	—	—
Interest expense, net	12,682	9,991	9,167

Income (loss) before provision for income taxes and extraordinary loss	$254	$7,952	$5,102

Revenue, property, plant and equipment and intangible assets outside of the United States

For the year ended December 31, 2002, the Company derived approximately $317,506,000 or 90.7% of its revenues from customers located in the United States and Puerto Rico. Prior to the acquisition of the CSD assets effective September 7, 2002, the Company derived substantially all of its revenues from environmental services provided to customers located in the United States and Puerto Rico. Following the acquisition of CSD the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    SEGMENT REPORTING—(Continued)

Company derived approximately $32,627,000 or 9.3% of its total 2002 revenue from customers located in Canada, and less than 1% from customers located in Mexico.

As of December 31, 2002 the Company had property, plant and equipment, net of depreciation and amortization of approximately $181,674,000, and permits and other intangible assets of $114,726,000. Of these totals approximately $18,140,000 or 10.0% of long-lived assets and $26,187,000 or 22.8% of permits and other intangible assets were in Canada.

The following table presents assets by reported segment and in the aggregate (in thousands):

	As of December 31,
	2002	2001	2000
Property, Plant & Equipment, net
Technical Services	$143,022	$29,211	$30,560
Site Services	16,911	7,739	8,525
Corporate or other assets	21,741	16,474	16,517

	181,674	53,424	55,602

Intangible assets:
Technical Services
Goodwill, net	17,948	17,948	18,681
Permits, net	88,522	10,086	11,103
Customer Profile Data Base, net	4,112	—	—

Site Services
Goodwill, net	148	148	153
Permits, net	2,223	499	564
Customer Profile Data Base, net	837	—	—

Corporate goodwill, net	936	936	965

	114,726	29,617	31,466

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Revised Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2002
Revenue	$53,319	$60,105	$83,365	$153,344
Cost of revenues	38,942	42,048	62,059	110,363
Income from operations	1,592	3,167	(3,583)	11,631
Extraordinary loss, early extinguishment of debt	—	—	24,658	—
Net income (loss)	(242)	483	(33,374)	4,942
Basic earnings (loss) per share	(0.03)	0.03	(2.78)	0.34
Diluted earnings (loss) per share	(0.03)	0.03	(2.78)	0.29

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2001
Revenue	$51,818	$62,300	$61,659	$75,824
Cost of revenues	38,942	43,110	45,412	50,621
Income from operations	798	5,069	3,139	8,937
Net income (loss)	(1,032)	2,389	404	3,779
Basic earnings (loss) per share	(0.10)	0.20	0.03	0.32
Diluted earnings (loss) per share	(0.10)	0.18	0.02	0.27

The Company revised results for the third quarter of 2002 to reflect a reduction in the valuation of a blockage discount on detachable warrants that were issued with Subordinated Notes. The Subordinated Notes, which are discussed in Notes 7 and 17, were repaid in September 2002. The fair value of the blockage discount was reduced, which resulted in an increase to interest amortization of $140,000, and the extraordinary item of $529,000 for the quarter ended September 30, 2002.

As further discussed in Note 12, included in the net income for the fourth quarter of 2001 are benefits of $1,250,000 related to the partial reversal of the valuation allowance for deferred tax assets. With the exception of these adjustments, the above quarterly data reflects all adjustments that are necessary to fairly state the results of the interim periods presented, and adjustments required are of a normal recurring nature.

Earnings per share are computed independently for each of the quarters presented. Due to this, the 2002 and 2001 quarterly diluted earnings (loss) per share do not equal the total computed for the year. For the fourth quarter of 2002, the diluted earnings per share include the dilutive effect of the Series C Preferred Stock described in Note 14. For the entire year of 2002 the Series C Preferred Stock was not dilutive because of the Company’s net loss for the year.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2002

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning Of Period	Additions Charged to Operating Expense	Deductions From Reserves(a)	Balance End of Period
2000	$1,157	$684	$292	$1,549
2001	1,549	587	438	1,698
2002	1,698	842	152	2,388

(a)	Amounts deemed uncollectible, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 2003.

For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 14.     CONTROLS AND PROCEDURES

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial period of the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations within the United States and certain systems in Canada are substantially integrated and efficiently operating as of December 31, 2002. During the integration process, the Company identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies. However, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, increases the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen’s preexisting deficiencies in financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen has provided to the Company are not accurate. Prior to the acquisition, the Company conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

The Company does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud. “Internal controls” are procedures, which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all so as to permit the preparation of financial statements in conformity with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In October 2002, the Company established a Disclosure Committee pursuant to the provisions of the Sarbanes-Oxley Act. The Committee is chaired by the Company’s General Counsel and consists of the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, Senior Vice President of Risk Management and the vice president responsible for oversight of the environmental liabilities associated with discontinued facilities and operations. From time to time the Committee also confers with two outside consultants, one an expert in investor relations and the other, an attorney specializing in SEC matters.

In connection with the audit for the year ended December 31, 2002, PricewaterhouseCoopers LLP (“PwC”) advised the Audit Committee of the Company’s Board of Directors, and the Chief Financial Officer and the Corporate Controller advised the Disclosure Committee, that during the course of the audit of the Company’s financial statements for the year ended December 31, 2002, they noted material weaknesses in internal controls relating to the documentation and the retention of documentation for the environmental liabilities, material weaknesses in internal controls for the process of calculating deferred revenue, and material weaknesses in internal controls over recording expenses in the appropriate period. Also, reportable conditions exist for valuation of supplies inventory and security over significant financial systems.

Most of the deficiencies were introduced with the CSD acquisition. The Company has observed steady improvement during the months subsequent to the acquisition and anticipates further natural additional improvements as the new users of the Company’s systems become more experienced and key data elements transferred from the old CSD systems are replaced with more current and accurate information from transactions process through the Company’s systems. In addition, the Company intends to create a new function headed by a senior manager focused on assessment and remediation of internal controls and procedures for financial reporting.

The Chief Financial Officer and Corporate Controller have advised the Audit Committee and the Disclosure Committee that the Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its Consolidated Financial Statements and to enable the completion of the audit of its Consolidated Financial Statements, notwithstanding the presence of the internal control weaknesses noted above.

In light of this information, within the 90 days prior to the filing date of this report, the Company’s Disclosure Committee carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that while the Company’s disclosure controls and procedures are substantially effective for these purposes as of the date of the evaluation, the Company should continue its efforts to further improve its disclosure controls and procedures.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, other than the ongoing actions described above, many of which were begun prior to the most recent evaluation date.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents Filed as a Part of this Report

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.    Exhibits:

Exhibits to this Form 10-K Annual Report have been included only with the copies of the Form 10-K filed with the Securities and Exchange Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished. The Company undertakes to furnish to the Commission upon request copies of instruments (in addition to the exhibits listed below) relating to the Company’s long-term debt.

Item No.	Description	Location

2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)

2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)

2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)

2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)

3.1	Restated Articles of Organization of Clean Harbors, Inc. and amendments thereto	(5)

3.2	Certificate of Vote of Directors Establishing a Series of a Class of Stock (Series B Convertible Preferred Stock)	(6)

3.3	Certificate of Vote of Directors Establishing a Class or Series of Stock (Series C Convertible Preferred Stock) filed on September 9, 2002	(4)

3.4A	Amended and Restated By-laws of Clean Harbors, Inc.	(7)

4.24	Loan and Security Agreement dated September 6, 2002 by and among Congress Financial Corporation (New England) as Agent, Congress Financial Corporation (New England), and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its Subsidiaries as Borrows	(4)

4.24A

First Amendment made as of January 22, 2003, to Loan and Security Agreement by and among Congress Financial Corporation (New England) as Agent, Congress Financial Corporation (New England), and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its Subsidiaries as Borrowers

		Filed herewith

4.25	Financing Agreement dated as of September 6, 2002 by and among Clean Harbors, Inc. certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent	(4)

4.26	Letter of Credit Facility, Reimbursement and Security Agreement dated as of September 6, 2002 by and between Clean Harbors, Inc. and Fleet National Bank	(4)

4.27	Deposit Account Control and Intercreditor Agreement dated as of September 6, 2002 by and among Clean Harbors, Inc., Fleet National Bank, in its capacity as issuer of letters of credit under the Fleet Facility Agreement and as depositary bank, and Ableco Finance LLC, in its capacity as agent for lenders under the Ableco Financing Agreement	(4)

10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(6)

Item No.	Description	Location

10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(6)

10.38	Clean Harbors, Inc. 1992 Equity Incentive Plan	(9)

10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(10)

10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(8)

10.41	Disposal Services Agreement by and between Chemical Waste Management, Inc. and its subsidiary and affiliated companies and Clean Harbors Environmental Services, Inc. and its affiliated companies dated as of October 31, 1995	(11)

10.42	Clean Harbors, Inc. 2000 Stock Incentive Plan	(12)

10.43	Key Employee Retention Plan	(13)

10.44	Master Waste Disposal Agreement dated as of September 10, 2002 by and between Safety-Kleen Services, Inc., and Clean Harbors Environmental Services, Inc.	(4)

10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)

10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)

10.47	Securities Purchase Agreement dated September 6, 2002 among Clean Harbors, Inc. and the Buyers listed on Schedule A thereto	(4)

21	Subsidiaries	Filed herewith

23	Consent of Independent Accountants	Filed herewith

24	Power of Attorney for John P. DeVillars, John F. Kaslow, Daniel J. McCarthy, John T. Preston, Thomas J. Shields and Lorne R. Waxlax	Filed herewith

(1)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K filed on February 27, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K dated September 10, 2002.

(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration Statement (No. 33-17565).

(6)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1992.

(7)	Incorporated by reference to Exhibit 3.4A to the Company’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period Ended June 30, 1995.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1993.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1994.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year 1995.

(12)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 28, 2000.

(13)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

  (b)    Reports on Form 8-K

On September 25, 2002, the Company filed a current report on Form 8-K dated September 10, 2002 (as amended by the amendment thereto on Form 8-K/A filed on November 22, 2002) pursuant to Items 2 and 7 of that Form describing the Company’s acquisition of the assets of the Chemical Services Division of Safety-Kleen Corp. (the “CSD”). Such report included audited balance sheets of the CSD, together with the notes thereto and a report thereon of Arthur Andersen LLP, as at the completion of each of the CSD’s fiscal years ended August 31, 2001, 2000 and 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 8, 2003.

CLEAN HARBORS, INC.

By:	/s/ ALAN S. MCKIM
Alan S. McKim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman Of The Board Of Directors, President and Chief Executive Officer	April 8, 2003

/s/ ROGER A. KOENECKE Roger A. Koenecke	Senior Vice President and Chief Financial Officer	April 8, 2003

/s/ CARL D. PASCHETAG Carl D. Paschetag	Treasurer, Controller and Chief Accounting Officer	April 8, 2003

JOHN P. DEVILLARS *	Director	April 8, 2003

JOHN F. KASLOW *	Director	April 8, 2003

DANIEL J. MCCARTHY *	Director	April 8, 2003

JOHN T. PRESTON *	Director	April 8, 2003

TOM J. SHIELDS *	Director	April 8, 2003

LORNE R. WAXLAX *	Director	April 8, 2003

* By:	/s/ ALAN S. MCKIM
Alan S. McKim, Attorney-In-Fact

CERTIFICATIONS

I, Alan S. McKim, certify that:

1.	I have reviewed this annual report on Form 10-K of Clean Harbors, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003	/s/ ALAN S. MCKIM
Alan S. McKim President and Chief Executive Officer

I, Roger A. Koenecke, certify that:

1.	I have reviewed this annual report on Form 10-K of Clean Harbors, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003	/s/ ROGER A. KOENECKE
Roger A. Koenecke Senior Vice President and Chief Financial Officer

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that, to his knowledge, this annual report on Form 10-K for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Clean Harbors, Inc.

Date: April 8, 2003	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer

Date: April 8, 2003	/s/ ROGER A. KOENECKE
Roger A. Koenecke Chief Financial Officer