Form 10-Q
period 2003-03-31
CLEAN HARBORS INC
filed 2003-05-20
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended

March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	13,432,599
(Class)	(Outstanding at May 7, 2003)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,779	$13,682
Accounts receivable, net of allowance for doubtful accounts of $2,813 and $2,388 respectively	112,390	125,626
Due from Safety-Kleen	11,150	15,261
Unbilled accounts receivable	11,118	13,556
Deferred costs	3,550	4,430
Prepaid expenses	6,237	8,438
Supplies inventories	9,764	9,629

Total current assets	160,988	190,622

Property, plant, and equipment:
Land	14,284	17,775
Landfill assets	14,479	14,781
Buildings and improvements	83,475	90,694
Vehicles and equipment	153,413	158,820
Furniture and fixtures	2,288	2,282
Asset retirement costs	1,535	—
Construction in progress	12,731	7,438

	282,205	291,790
Less—accumulated depreciation and amortization	115,255	110,116

	166,950	181,674

Other assets:
Restricted cash and cash equivalents	60,731	60,509
Deferred financing costs	6,499	7,036
Goodwill, net	19,032	19,032
Permits and other intangibles	80,550	95,694
Other	6,221	5,123

	173,033	187,394

Total assets	$500,971	$559,690

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Uncashed checks	$4,966	$7,233
Revolving credit facility	14,915	17,709
Current portion of long term obligations	436	396
Accounts payable	54,741	56,360
Accrued disposal costs	2,024	1,998
Deferred revenue	19,405	24,273
Other accrued expenses	30,641	33,863
Current portion of environmental liabilities	20,256	19,821
Income taxes payable	2,520	1,560

Total current liabilities	149,904	163,213

Other liabilities:
Environmental liabilities, less current portion	142,905	184,790
Long-term obligations, less current maturities	154,649	155,000
Long-term capitalized lease obligations, less current portion	1,358	1,245
Deferred tax liability	3,610	3,330
Other long-term liabilities	16,705	16,194
Accrued pension cost	623	593

Total other liabilities	319,850	361,152

Commitments and contingent liabilities
Redeemable Series C Convertible Preferred Stock, $.01 par value: Authorized – 25,000 shares; Issued and outstanding 25,000 shares (liquidation preference of $25.0 million), net of issuance costs and fair value of embedded derivative	13,860	13,543
Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock Authorized 894,585 shares; issued and outstanding – none	—	—
Series B convertible preferred stock Authorized 156,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 13,401,550 and 12,307,043 shares, respectively	134	123
Additional paid-in capital	65,239	65,630
Accumulated other comprehensive income	2,703	(396)
Accumulated deficit	(50,720)	(43,576)

Total stockholders’ equity	17,357	21,782

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$500,971	$559,690

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues	$142,305	$53,319
Cost of revenues	106,614	38,942
Selling, general and administrative expenses	27,251	10,090
Accretion of environmental liabilities	2,733	—
Depreciation and amortization	6,648	2,695
Restructuring	(124)	—

Income (loss) from operations	(817)	1,592
Other income	17	—
Interest expense, net	5,348	2,114

Loss before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	(6,148)	(522)
Provision for (benefit from) income taxes	988	(280)

Loss before cumulative effect of change in accounting principle	(7,136)	(242)
Cumulative effect of change in accounting principle, net of $0 taxes	8	—

Net loss	(7,144)	(242)
Dividends and accretion on preferred stock	804	112

Net loss attributable to common shareholders	$(7,948)	$(354)

Basic loss per share:
Loss before cumulative effect of change in accounting principle	$(0.60)	$(0.03)

Cumulative effect of change in accounting principle, net of income tax	$—	$—

Loss attributable to common shareholders	$(0.60)	$(0.03)

Diluted loss per share:
Loss before change in accounting principle	$(0.60)	$(0.03)

Cumulative effect of change in accounting principle, net of income tax	$—	$—

Loss attributable to common shareholders	$(0.60)	$(0.03)

Weighted average common shares outstanding	13,270	11,809

Weighted average common shares outstanding plus potentially dilutive common shares	13,270	11,809

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,144)	$(242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,648	2,695
Cumulative effect of change in accounting principle, net of income tax	8	—
Allowance for doubtful accounts	411	188
Amortization of deferred financing costs	537	139
Accretion of environmental liabilities	2,733	—
Amortization of debt discount	—	89
Deferred income taxes	—	(370)
(Gain) loss on sale of fixed assets	25	(19)
Stock options expensed	7	—
Gain on embedded derivative	(17)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	14,544	9,052
Unbilled accounts receivable	2,600	987
Deferred costs	917	202
Prepaid expenses	2,265	(1,890)
Supplies inventories	(101)	50
Other assets	(1,050)	(17)
Accounts payable	(7,754)	(4,766)
Environmental liabilities	(2,655)	—
Deferred revenue	(5,058)	(2,324)
Accrued disposal costs	(6)	(1,427)
Other accrued expenses	(3,449)	(3,164)
Income taxes payable	849	(166)
Other liabilities	—	29

Net cash provided by (used in) operating activities	4,310	(954)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,794)	(2,118)
Cost of restricted investments purchased	(222)	(4)
Proceeds from sale of fixed assets	178	20
Increase in permits	(242)	—

Net cash used in investing activities	(6,080)	(2,102)

Cash flows from financing activities:
Payments on Senior Loans	(351)	(929)
Net repayments under long-term revolving credit facility	(2,794)	—
Uncashed checks	(2,267)	(394)
Proceeds from exercise of stock options	290	304
Dividend payments on preferred stock	(487)	(112)
Proceeds from employee stock purchase plan	128	52
Other	—	3

Net cash used in financing activities	(5,481)	(1,076)

Decrease in cash and cash equivalents	(7,251)	(4,132)
Effect of exchange rate changes on cash	348	—
Cash and cash equivalents, beginning of year	13,682	6,715

Cash and cash equivalents, end of year	$6,779	$2,583

Supplemental information:
Non cash investing and financing activities:
Tax benefit relating to exercise of stock options	$—	$259

Property, plant and equipment accrued	$5,637	$471

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value
Balance at December 31, 2002	112	$1	12,307	$123	$65,630	$—	$(396)	$(43,576)	$21,782
Net loss	—	—	—	—	—	(7,144)	—	(7,144)	(7,144)
Foreign currency translation	—	—	—	—	—	3,099	3,099	—	3,099

Comprehensive loss						$(4,045)			—

Preferred stock dividends:
Series B	—	—	—	—	(112)	—	—	—	(112)
Series C	—	—	—	—	(375)	—	—	—	(375)
Exercise of warrants	—	—	954	9	(9)	—	—	—	—
Stock option expense	—	—	—	—	7	—	—	—	7
Proceeds from exercise of stock options	—	—	124	1	289	—	—	—	290
Employee stock purchase plan	—	—	16	1	126	—	—	—	127
Amortization of issuance costs Series C preferred	—	—	—	—	(317)	—	—	—	(317)

Balance at March 31, 2003	112	$1	13,401	$134	$65,239	$—	$2,703	$(50,720)	$17,357

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements. Additionally, the estimates and assumptions used in determining landfill airspace amortization rates per yard, capping, closure and post-closure liabilities as well as environmental remediation liabilities require significant engineering and accounting input. The Company reviews these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating matters so far into the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) ACQUISITION—(Continued)

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $9,887,000 for a total purchase price of $44,217,000. In addition, the Company assumed with the transaction certain environmental liabilities valued at $158,885,000.

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

	Acquired Assets and Liabilities as Recorded September 30, 2002	Acquired Assets and Liabilities as Revised December 31, 2002	Acquired Assets and Liabilities as Revised March 31, 2003
Current assets	$85,241	$81,279	$81,279
Due from Safety-Kleen Corp	15,300	15,261	11,150
Property, plant and equipment	160,579	123,339	100,628
Intangible assets	114,442	87,902	71,716
Other assets	1,649	1,843	1,843
Current environmental liabilities	(23,574)	(21,200)	(21,200)
Other current liabilities	(57,655)	(52,772)	(53,775)
Environmental liabilities, long-term	(242,426)	(181,697)	(137,685)
Other long-term liabilities	(9,739)	(9,738)	(9,739)

Cost of CSD assets acquired	$43,817	$44,217	$44,217

Cash purchase price	$34,330	$34,330	$34,330
Estimated transaction costs	9,487	9,887	9,887

Cost of CSD assets acquired	$43,817	$44,217	$44,217

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $158.9 million. The approximately $107.1 million decrease in the assumed environmental liabilities consists of a net $20.2 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations, a $40.5 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting and a $46.5 million decrease as a result of Statement of Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was effective as of January 1, 2003. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and resulted in a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. Intangible assets recorded at $71,716,000 consist of $67,392,000 of permits and $4,324,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As fair value of the assets acquired from CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $303,958,000. The Company also concluded that intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) ACQUISITION—(Continued)

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

Furthermore, the cash portion of the purchase price is subject to adjustment based upon the final calculation of the CSD’s working capital, as defined in the Acquisition Agreement, as of the closing date. The Company and the Seller have recently agreed in principle to resolve the amount of the working capital deficiency, any waste disposal guarantee shortfall by the Seller (as discussed below) and other related matters by: (a) the Seller’s payment to the Company of $8.15 million in cash plus (b) the Company’s agreement to include within the working capital of the CSD as of the closing date a total of approximately $3.0 million of receivables uncollected as of the settlement date but considered collectible in the future. The Company believes that the documentation of the resolution of this issue will be completed within the next ten days, although this cannot be assured. Since no goodwill was recorded in this transaction, the fair value of the fixed and intangible assets was increased by $4.1 million in the March 31, 2003 revision to reflect the agreement in principle with the Seller.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12.9 million which consisted primarily of increases in lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which will be or are closed. The Company continues to evaluate its plan regarding the integration of facilities, functions, and resources and may record additional exit costs as a result. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other
	Number of Employees	Liability	Number of Facilities	Liability	Liability	Total
Balance December 31, 2002	223	$4,776	10	$3,530	$230	$8,536
Net change in estimate	—	—	—	(628)	—	(628)
Interest accretion	—	—	—	201	—	201
Utilized quarter ending March 31, 2003	(64)	(1,378)	—	(49)	(49)	(1,476)

Balance March 31, 2003	159	$3,398	10	$3,054	$181	$6,633

Material business combinations require that pro forma results of operations for the current period be presented as though the business combination had been completed at the beginning of the period and corresponding prior period pro forma results of operations be presented as though the combination took place at the beginning of that period. Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide the Company audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years in the period ended August 31, 2001, and the Company filed these balance sheets as part of the Form 8-K filed by the Company with the SEC on September 25, 2002. However, due to Safety-Kleen’s material deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. Additionally, Safety-Kleen’s pre-existing deficiencies in financial systems, processes, and related internal controls led the Company to believe that the historical unaudited financial statements of the CSD may not be reliable or accurate. Accordingly, the Company is unable to provide pro forma results of operations reflecting the combined operations of the Company and the CSD for any periods prior to the Company’s acquisition of the CSD assets. The Company has received a “no-action letter” from the SEC staff with respect to the Company’s inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until the Company is able to obtain and file audited statements of operations and cash flows of the CSD (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) ACQUISITION—(Continued)

fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that BSSD will provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any shortfall payment due the Company under the Master Waste Disposal Agreement is included within the proposed settlement of the working capital deficiency discussed above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the closing. Accordingly, both the Company and the BSSD should be significant customers of each other for at least the next three years.

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

(3) SIGNIFICANT ACCOUNTING POLICIES

(a) Reclassifications

Certain reclassifications have been made in the prior years’ Consolidated Financial Statements to conform with the 2003 presentation.

(b) New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of 2003. The effects of this adoption in the first quarter of 2003 are described below under Note 6, “Remedial Liabilities and Change in Accounting for Asset Retirement Obligations.”

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of SFAS No. 145 will result in the reclassification of the extraordinary loss related to early extinguishment of debt of $24,658,000, recorded in the quarter ended September 30, 2002, to other expenses in arriving at its income or loss from operations for that period. The Company believes the adoption of SFAS No. 145 will not materially affect the Company’s financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 as of January 1, 2003 had no impact on the results of operations or financial condition for the three months ended March 31, 2003.

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

conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued after December 31, 2002. The Company will record the fair value of future material guarantees, if any. There were no guarantees issued in the quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The adoption of FIN 46 had no impact on the Company’s results of operations or financial condition for the period ending March 31, 2003.

(c) Stock Options

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options.

Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company’s net income and net income per common share for the quarters ended March 31, 2003 and 2002, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	Three Months Ended March 31,
	2003	2002
Loss attributable to common shareholders	$(7,948)	$(354)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	336	164

Pro forma loss attributable to common shareholders	$(8,184)	$(518)

Loss per share:
Basic as reported	$(0.60)	$(0.03)
Basic pro forma	$(0.62)	$(0.04)

Fully diluted as reported	$(0.60)	$(0.03)
Fully diluted pro forma	$(0.62)	$(0.04)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements:

	March 31, 2003	December 31, 2002
	(in thousands)
Revolving Credit Facility with a financial institution, bearing interest at LIBOR (1.26% at March 31, 2003) plus 3.00% or “prime” (4.25% at March 31, 2003) at the Company’s election, collateralized by a first security interest in accounts receivable and a second security interest in substantially all other assets	$14,915	$17,709
Senior Loans, bearing interest at LIBOR (1.26% at March 31, 2003) plus 7.25%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	114,649	115,000
Subordinated Loans, bearing interest at 22.00% at March 31, 2003, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	40,000	40,000

	169,564	172,709
Less obligations classified as current	14,915	17,709

Long-term obligations	$154,649	$155,000

As described in the Form 10-K for the year ended December 31, 2002, the Company has outstanding a $100,000,000 three-year revolving credit facility (the “Revolving Credit Facility”), $115,000,000 of three-year non-amortizing term loans (the “Senior Loans”) and $40,000,000 of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100,000,000 of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility. The Revolving Credit Facility allows the Company to borrow up to $100,000,000 in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20,000,000 in Canadian dollars and a line for the Company and its US subsidiaries equal to $100,000,000 in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20,000,000. At March 31, 2003, letters of credit outstanding were $1,043,000 and the Company had approximately $54,726,000 available to borrow. This consisted of borrowing availability in the U.S. of approximately $44,154,000 and availability in Canada of approximately $10,572,000 (USD). The Company expects to use in the second quarter of 2003 approximately $42,745,000 from the Revolving Credit Facility in order to fund additional cash collateral for the L/C Facility. The Company funded $22,279,000 of this amount in April 2003 and anticipates funding $20,466,000 in June 2003. As amended by the amendment to the Loan and Security Agreement described below, the Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.25%, with the balance at prime plus 0.25%. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

The Revolving Credit Facility provides for certain covenants, the most restrictive of which, prior to the amendment described below, required that the Company maintain minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $63,700,000 for the fiscal quarter ended March 31, 2003. For the quarter ended March 31, 2003, annualized EBITDA was $55,694,000 which was not within covenant. The Company was also required to maintain an annualized rolling fixed charge coverage ratio of not less than 0.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the fixed charge coverage ratio was 1.1 to 1.0 which was within covenant.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) FINANCING ARRANGEMENTS—(Continued)

Annualized EBITDA under the loan agreements for the two quarter period ended March 31, 2003 (which annualizes results for the last two fiscal quarters then ended) is calculated as follows (dollars in thousands):

Net loss	$(2,202)
Cumulative effect of change in accounting principle, net of tax	8

Net loss before change in accounting principle	(2,194)
Accretion of environmental liabilities	3,932
Depreciation and amortization	12,412
Interest expense, net	10,550
Provision for income taxes	2,604
Restructuring charges	689
Change in value of embedded derivative	(146)

EBITDA	27,847

Annualized EBITDA (two quarters x 2)	$55,694

The violation of the EBITDA loan covenant under the Revolving Credit Facility was cured by amending the Loan and Security Agreement. Under the terms of the Second Amendment to the Loan and Security Agreement, the lenders agreed to waive the violation of the loan covenant and amend the loan covenants. The Company is now required to maintain consolidated annualized or rolling EBITDA of not less than $63,700,000, $76,200,000 and $82,100,000 for the quarters ending June 30, September 30 and December 31, 2003, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $116,000,000, $140,000,000, $155,000,000, and $167,000,000 for the years ended December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain an annualized or rolling four quarters fixed charge coverage ratio of not less than 0.75, 0.85 and 0.90 to 1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2003, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.4 to 1.0 at December 31, 2004 and 1.45 to 1.0 for each fiscal quarter thereafter.

In exchange for the lenders waving the violation of the EBITDA loan covenant as of March 31, 2003 and resetting the loan covenants for future periods, the Second Amendment to the Loan and Security Agreement requires the Company to pay an amendment fee of $100,000 and increases the interest rate under the Revolving Credit Facility for borrowings in the United States from LIBOR plus 3.00% to LIBOR plus 3.25% or from the prime rate to the prime rate plus 0.25%. For borrowings in Canada, the Second Amendment increases the interest rate from the Canadian prime rate to the Canadian prime rate plus 0.25%. These increases in the interest rates became effective as of April 1, 2003 and will continue until such time as the Company delivers financial statements for the period ending September 30, 2003 that show the Company is in compliance with its loan covenants as of that date. In such event, the interest rates will revert for future periods to LIBOR plus 3.00% or prime as in effect prior to the amendment of the Loan and Security Agreement.

Senior Loans and Subordinated Loans. The Senior Loans and the Subordinated Loans provide for certain covenants the most restrictive of which, prior to the amendment described below, required that the Company maintain minimum consolidated annualized EBITDA of not less than $63,700,000 for the fiscal quarter ended March 31, 2003. For the quarter ended March 31, 2003, annualized EBITDA was (as described above) $55,694,000 which was not within covenant. The Company was also required to maintain an annualized fixed charge coverage ratio of not less than 0.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the fixed asset coverage ratio was 1.1 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated annualized EBITDA of not more than 3.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the leverage ratio was 3.0 which was within the covenant.

The violation of the EBITDA loan covenant under the Senior Loans and Subordinated Loans was cured by amending the Financing Agreement. Under the terms of the First Amendment to the Financing Agreement, the lenders agreed to waive the violation of the loan covenant and amend the loan covenants. The Company is now required to maintain consolidated annualized or rolling four quarters EBITDA of not less than $63,700,000, $76,200,000 and $82,100,000 for the quarters ending June 30, September 30 and December 31, 2003, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $116,000,000, $140,000,000, $155,000,000, and $167,000,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is also now required to maintain an annualized or four quarters rolling fixed charge coverage ratio of not less than 0.75, 0.85 and 0.90 to 1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2003, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.4 to 1.0 at December 31, 2004 and 1.45 to 1.0 for each fiscal quarter thereafter. The Company is also now required to maintain a leverage ratio of not more than 3.75, 3.15 and 3.0 to 1.0 for the fiscal quarters ending June 30, September 30 and December 30, 2003, respectively. The maximum leverage ratio allowed then decreases in approximately equal quarterly increments to 1.6 to 1.0 at December 31, 2004 and for each quarterly period thereafter.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) FINANCING ARRANGEMENTS—(Continued)

In exchange for the lenders waving the violation of the EBITDA loan covenant as of March 31, 2003 and resetting the loan covenants for future periods, the First Amendment to the Financing Agreement requires the Company to pay an amendment fee of $400,000 and increases the interest rate of the Senior and Subordinated Loans from LIBOR plus 7.25% to LIBOR plus 7.75% and from 22.0% to 22.5%, respectively. This increase in the interest rate became effective as of April 1, 2003 and will continue until such time that the Company provides audited financial statements for the fiscal year ending December 31, 2003 that show EBITDA equal to or greater than $90,000,000. In the event that EBITDA for the fiscal year ending December 31, 2003 is less than $90,000,000, interest will continue to be charged at LIBOR plus 7.75% and 22.5% for the Senior Loans and the Subordinated Loans, respectively.

The First Amendment to the Financing Agreement also prohibits the Company from paying dividends in cash on its Series B Preferred Stock and Series C Redeemable Preferred Stock, and prohibits the repurchase or retirement of outstanding common stock, preferred stock, warrants and stock options.

L/C Facility. At March 31, 2003, letters of credit outstanding under the L/C Facility were approximately $57,272,000. The Company anticipates that it will make payment for an additional $42,745,000 of collateral in the quarter ending June 30, 2003 to support the issuance of additional letters of credit for its financial assurance obligations. The Company funded $22,279,000 of this amount in April 2003 and anticipates funding $20,466,000 in June 2003. The Company expects the source of additional cash collateral to be borrowings under Revolving Credit Facility.

(5) LEGAL PROCEEDINGS

As of the filing date of this report, there have been no material changes to the “Legal Proceedings” described in Note 8 to the Company’s financial statements as of December 31, 2002 included in the Form 10-K as filed with the Securities and Exchange Commission on April 10, 2003.

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 was recorded as a change in accounting principle which requires that cumulative-effect adjustment be recorded in the statement of operations.

The principle changes from the implementation of SFAS No. 143 were (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company’s credit-adjusted risk free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which will now be expensed in the period incurred under SFAS No. 143 and (3) a reduction due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.5 million resulted in a corresponding reduction in the value allocated to the assets acquired (see Note 2 “Acquisition”). The implementation also resulted in a net of tax cumulative-effect adjustment of $8,000 recorded in the statement of operations for the quarter ended March 31, 2003.

The implementation of SFAS No. 143 for companies in the hazardous waste industry is complex. Directly following is a table that summarizes the difference between the Company’s historical practices and current practices of accounting for facility closure, facility post-closure care, landfill cell closure and remedial liabilities. Following the table is a detailed discussion of the accounting for environmental liabilities and tables that detail the roll-forward of the environmental liabilities from December 31, 2002 through March 31, 2003.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Definitions:
Cell closure	Cell closure costs are the costs required to construct a landfill cell cap.	No change.

Landfill closure	Includes costs required to dismantle certain landfill structures and regulatory costs such as groundwater monitoring, leachate management and financial assurance.

No change, except that financial assurance is no longer included as a cost component of landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Landfill post-closure

Costs include routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance.

No change, except that financial assurance is no longer included as a cost component of landfill post-closure but rather is expensed in incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill closure	Costs of decontaminating waste handling equipment, pipes, enclosures, etc. contaminated in the normal course of operations. Costs included financial assurance.

No change, except that financial assurance is no longer included as a cost component of non-landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill post-closure

Costs include routine monitoring and maintenance after the facility has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance. Post-closure care is not typically required for permitted non-landfill facilities.

No change, except that financial assurance is no longer included as a cost component of non-landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Remedial liabilities	The costs of removal or containment of contaminated material including material that became contaminated as part of normal operations.

The costs of removal or containment of contaminated material that did not arise as the result of normal operations. Certain costs previously classified as remedial costs were reclassified as closure costs based on SFAS No. 143 requiring that closure costs arising out of normal operations be accounted for as part of the asset retirement obligation.

Discount Rate:

Risk-free rate (4.9% at December 31, 2002) was used to discount accrued closure and post-closure obligations, and remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. Remedial obligations incurred in the course of operations are generally undiscounted.

Credit-adjusted, risk-free rate (14.0% at January 1, 2003) for liabilities accrued under SFAS No. 143. Remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are and will continue to be discounted at the risk free interest rate at the time of the acquisition (4.9%). No change to remedial obligations incurred in the course of operations.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a reasonable portion estimated at the Company’s internal cost.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Cost was inflated to period of performance (2.4% for the period ended December 31, 2002).	Inflation rate changed to 2.0% effective January 1, 2003.

Recognition of Assets and Liabilities:
Cell closure	Cell closure was accrued on the units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste.

Each capping event is accounted for as a discrete obligation. All capping is recorded as a liability and asset, based on the discounted cash flow associated with each capping event, as airspace is consumed related to the specific capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows.

Landfill closure and post-closure

Accrued over the life of the landfill; the discounted cash flow associated with such liabilities was recorded to accrued environmental liabilities, with a corresponding charge to cost of operations as airspace is consumed.

Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued environmental liabilities, with a corresponding increase in landfill assets as airspace is consumed.

Non-landfill closure and post-closure	Closure and post-closure costs were accrued when a decision was made to close a non-landfill facility.

At the time of facility acquisition or construction, the present value of the asset retirement obligation is recorded as an asset and a retirement liability is recorded in the same amount. The asset retirement cost is depreciated over the estimated life of the facility and the liability is accreted at the credit-adjusted risk free interest rate.

Statement of Operations Expense:
Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Amortization of asset retirement cost	Not applicable for cell closure, landfill and non-landfill facility closure and post-closure.

Landfill facilities are amortized to depreciation and amortization expense as airspace is consumed over the life of cell or landfill. Non-landfill facilities are amortized to depreciation and amortization expense using the straight-line method over the estimated life of the facility.

Accretion

Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed. Remedial liabilities were accreted at the risk-free interest rate using the effective interest method.

Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (14.0%) under the effective interest method.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

Landfill Accounting

Landfill Accounting—The Company utilizes the life cycle method of accounting for landfill costs and the units-of-consumption method to amortize landfill construction costs over the estimated useful life of a landfill. Under this method, the Company includes future estimated construction costs, as well as costs incurred to date, in the amortization base. In addition, the Company includes probable expansion airspace (yet to be permitted airspace) in the calculation of the total remaining useful life of the landfill.

Landfill assets—Landfill assets include the costs of landfill site acquisition, permitting, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest, as applicable. Landfill assets, net of amortization, are combined with management’s estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

Amortization of cell construction costs and accrual of cell closure obligations—Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. In some instances, the Company has landfills that are engineered and constructed as “progressive trenches.” In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, the Company amortizes cell construction costs over the airspace within the entire trench, such that the cell construction costs will be fully amortized.

The design and construction of a landfill does not create a landfill asset retirement obligation. Rather, the asset retirement obligation for cell closure, the cost associated with capping each cell is incurred in relatively small increments as waste is placed in the landfill. Therefore, the cost required to construct the cell cap is capitalized as an asset retirement cost and a liability of an equal amount is established, based on the discounted cash flow associated with each capping event, as airspace is consumed. Spending for cell capping is reflected as a change in liabilities within operating activities in the statement of cash flows.

Final closure and post-closure liabilities—The Company has material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the “EPA”), and the comparable regulatory agency in Canada for the final closure and post-closure activities at the majority of its facilities. In the United States, the final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company’s engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company’s interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

Final closure costs include the costs required to cap the final cell of the landfill and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulatory mandated groundwater monitoring, leachate management and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations is accrued at the date the landfill discontinues accepting waste.

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

Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace, plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of March 31, 2003 there was one unpermitted expansion included in the Company’s landfill accounting model, which represents approximately 22% of the Company’s remaining airspace at this date. This expansion does not represent an exception to the Company’s established criteria.

As of March 31, 2003, the Company has 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

Facility Name	Location	Remaining lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
			Permitted	Unpermitted	Total
Altair	Texas	0.7	41		41
Buttonwillow	California	73	10,413		10,413
Deer Park	Texas	21	594		594
Deer Trail	Colorado	3	28		28
Grassy Mountain	Utah	11	943		943
Kimball	Nebraska	18	503		503
Lone Mountain	Oklahoma	13	1,611		1,611
Ryley	Alberta	29	1,097		1,097
Sarnia	Ontario	29	522	5,493	6,015
Sawyer	North Dakota	31	500		500
Westmorland	California	46	2,732		2,732

			18,984	5,493	24,477

In addition, the Company had 2,945,000 cubic yards of permitted, but not highly probable, airspace as of March 31, 2003. Permitted, but not highly probable, airspace is permitted airspace that the Company has determined that it is unlikely to utilize.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

The following table presents the remaining highly probable airspace from the December 31, 2002 through March 31, 2003 (in thousands):

Highly Probable Air Space (Cubic Yards)
Remaining capacity at December 31, 2002	25,288
Consumed three months ended March 31, 2003	(171)
Change in estimate	(640)

Remaining capacity at March 31, 2003	24,477

Non-Landfill Closure and Post-Closure

Final closure and post-closure obligations for facilities other than landfills—Final closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. Final closure and post-closure costs are increased for inflation (2.0% for the period ended March 31, 2003) and discounted at the Company’s credit-adjusted risk-free interest rate (14.0% for the period ended March 31, 2003). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

Remedial Liabilities

Remedial liabilities, including Superfund liabilities include, the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp., and the Company believes that most of the remedial obligations did not arise from normal operations. Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting. Certain costs previously classified as remedial costs were reclassified as closure costs at March 31, 2003, if the Company determined that the remedial liability arose from normal operations.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003. Under SFAS No. 143 final closure and post-closure liabilities are inflated using estimates of future inflation until the time of payment then discounted using the Company’s credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting.

The Company has recorded landfill and non-landfill net asset retirement costs as follows (amounts in thousands):

	March 31, 2003	December 31, 2002
Landfill and non-landfill net asset retirement costs	$645	$—

The Company has recorded liabilities for closure, post-closure and remedial obligations as follows (amounts in thousands):

	March 31, 2003	December 31, 2002
Current portion of environmental liabilities	$20,256	$19,821
Non-current portion of environmental liabilities	142,905	184,790

Total	$163,161	$204,611

The changes to environmental liabilities for the quarter ended March 31, 2003 are as follows (in thousands):

Environmental Liabilities Rollforward

	December 31, 2002	Cumulative effect of changes in accounting for Asset Retirement Obligation	Purchase accounting adjustment due to change in Accounting for Asset Retirement Obligation	Opening Balance Sheet Adjustment	Asset Retirement Cost Offset	Charges to Expense	Reclassifications and other	Payments	March 31, 2003
Landfill retirement liability	$60,765	$(135)	$(38,737)	$2,851	$128	$797	$96	$(41)	$25,724
Non-landfill retirement liability	—	1,769	7,122	—	—	306	8	(822)	8,383
		—							—
Remedial liabilities:				—
remediation for landfill sites	4,519	—				56	121	(28)	4,668
Remediation, closure and post-closure for closed sites	107,492	233	(14,860)	(388)	—	980	(16)	(987)	92,454
Remediation (including Superfund) for non-landfill open sites	31,835	—		—		367	343	(613)	31,932

Total	$204,611	$1,867	$(46,475)	$2,463	$128	$2,506	$552	$(2,491)	$163,161

In the following table, reserves for environmental obligations are classified as of each balance sheet date based on their classification at March 31, 2003. Reserves for closure, post-closure and remedial obligations are as follows (in thousands):

	March 31, 2003	December 31, 2002
Landfill retirement liability:
Cell closure	$16,183	$20,336
Facility closure	5,055	12,125
Post-closure	4,486	28,304

	25,724	60,765

Non-landfill retirement liability:
Facility closure and post closure	8,383	—

Remedial liabilities:
Remediation for landfill sites	4,668	4,519
Remediation, closure and post-closure for closed sites	92,454	107,492
Remediation (including Superfund) for non landfill open sites	31,932	31,835

	129,054	143,846

Total	$163,161	$204,611

All of the landfill facilities included in the table above are active as of March 31, 2003.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31, 2003
Remaining Period 2003	$14,636
2004	22,799
2005	26,042
2006	12,533
2007	13,242
Thereafter	299,077

Subtotal	388,329
Less: Reserves to be provided (including discount of $139.8 million) over remaining site lives	(225,168)

Total	$163,161

Remedial liabilities, including Superfund liabilities—As described in the tables above under “Discounted environmental liabilities,” the Company has as of March 31, 2003 a total of $129.1 million of estimated liabilities for remediation of environmental contamination, of which $4.7 million related to the Company’s landfills and $124.4 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 54 active or Superfund sites as of March 31, 2003. As described in Note 8, “Legal Proceedings,” of the Company’s audited financial statements for the year ended December 31, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

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

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to estimate accurately the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 34 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of March 31, 2003 (as calculated in accordance with generally accepted accounting principles) for future remediation and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $129.1 million. The Company also estimates that it is “reasonably possible”, as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $18.2 million greater than such $129.1 million. Future changes in either available echnology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the estimated amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Facilities now used in active conduct of the Company’s business (16 facilities)	$27,566	21.4%	$6,782

Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (9 facilities)	92,454	71.6	10,009

Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (23 sites)	7,008	5.4	1,277

Sites for which the Company had liabilities prior to the acquisition of CSD assets (28 superfund sites and 5 other sites)	2,026	1.6	203

Total:	$129,054	100.0%	$18,271

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Baton Rouge, LA	Closed incinerator and landfill	$29,886	23.1%	$2,752
Bridgeport, NJ	Closed incinerator	28,055	21.7	$3,882
Roebuck, SC	Closed incinerator	10,770	8.4	$889
Cleveland, OH	Closed waste water	8,273	6.4	$781
San Jose, CA	TSDF	7,189	5.6	$675
Various	All other incinerators, landfills, waste water treatment facilities and service centers	37,680	29.2	$8,072
Various	Superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste	7,201	5.6	1,280

	Total:	$129,054	100.0%	$18,271

The estimated liabilities reflected in the above tables do not include any potential remedial liabilities which the Company might incur in the future with respect to the Ville Mercier facility or the Marine Shale site as discussed in Note 8, “Legal Proceedings,” to the Company’s audited financial statements as of December 31, 2002, as included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003. For the reasons there described, the Company believes that any such liabilities are not both probable and estimable at this time. See “Contingent Remedial Liabilities” below.

Revisions to remedial reserve requirements may result in upward or downward adjustments to income from operations in any given period. The Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. It is reasonably possible

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

      OBLIGATIONS—(Continued)

that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

Contingent Remedial Liabilities—Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those liabilities any liabilities which are not both probable and estimable. As described in Note 8, “Legal Proceedings,” to the Company’s audited financial statements as of December 31, 2002, as included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” the Company may incur certain remedial liabilities in the future in connection with the facility and site which are the subject of those proceedings, but the amount of those potential liabilities are not both probable and estimable at this time. Accordingly, the Company has not recorded any such remedial liabilities as part of the purchase price for the CSD assets. Prior to the first anniversary on September 7, 2003 of the acquisition of the CSD assets, the Company will endeavor to resolve the extent of any remedial liabilities which the Company may incur in connection with such facility and site so that any such liabilities can be recorded as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles. If the Company cannot by September 7, 2003 record these contingent liabilities as an adjustment to the purchase price, then these contingent remedial liabilities could result in a material loss when they become probable and estimable.

(7) INCOME TAXES

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. For the three months ended March 31, 2003, a full valuation allowance was maintained against the Company’s net U.S. deferred tax asset position and no U.S. tax benefit was recorded.

In the third quarter of 2002, the Company established a $16.9 million valuation allowance on the net U.S. deferred tax assets recorded in connection with the acquisition of the CSD assets. In the same quarter, the Company established a valuation allowance against its existing net deferred tax assets position of $1.1 million in recognition of the difficulty posed in projecting future taxable net income in view of the acquisition. All reductions to the valuation allowance associated with the CSD acquisition in the future will be recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) LOSS PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share
Loss before cumulative effect of change in accounting principle	$(7,136)
Less preferred stock dividends and accretion	804

Basic and diluted loss available to common shareholders before change in accounting principle	(7,940)	13,270	(0.60)
Cumulative effect of change in accounting principle, net of income tax	8	13,270	0

Income attributable to common shareholders	$(7,948)	13,270	$(0.60)

	Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share
Net loss	$(242)
Less preferred stock dividends	112

Basic and diluted EPS Loss available to common shareholders	$(354)	11,809	$(0.03)

The Company has issued options, warrants, convertible preferred stock and redeemable convertible preferred stock which are potentially dilutive to earnings. For the three months ended March 31, 2002 and 2003 none of the options, warrants or convertible preferred stock have been included in the above calculations as they are anti-dilutive for those periods.

(9) RESTRUCTURING

For the year ended December 31, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition of the assets of the CSD. The restructuring charge consisted of $250,000 for severance for individuals that were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from the acquisition date through March 31, 2003 (in thousands):

	Severance		Locations		Total
	Number of Employees	Costs	Number of Locations	Costs
Balance at December 31, 2002	6	$67	2	$372	$439
Change in estimate	(6)	(67)	—	(57)	(124)
Utilized quarter ending March 31, 2003	—	—	0	(26)	(26)

Balance March 31, 2003	0	$0	2	$289	$289

(10) SEGMENT REPORTING

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization and restructuring and other acquisition costs (“EBITDA Contribution”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company has two reportable segments: Technical Services and Site Services.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) SEGMENT REPORTING—(Continued)

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

(10) SEGMENT REPORTING—(Continued)

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

	For the Three Months Ended March 31,
	2003	2002
Revenues:
Technical Services	$102,270	$29,178
Site Services	38,641	24,753
Corporate Items	1,394	(612)

Total	142,305	53,319

Cost of Revenues:
Technical Services	76,111	20,690
Site Services	29,265	18,263
Corporate Items	1,238	(11)

Total	106,614	38,942

Selling, General & Administrative Expenses:
Technical Services	14,398	3,498
Site Services	4,164	2,569
Corporate Items	8,689	4,023

Total	27,251	10,090

EBITDA:
Technical Services	11,761	4,990
Site Services	5,212	3,921
Corporate Items	(8,533)	(4,624)

Total EBITDA Contribution	8,440	4,287
Reconciliation to Consolidated Statement of Operations
Accretion of environmental liabilities	2,733	—
Depreciation and amortization	6,648	2,695
Restructuring	(124)	—

Income (loss) from operations	(817)	1,592
Other income	17	—
Interest expense, net	5,348	2,114

Loss before provision for income taxes and cumulative effect of change in accounting principle	$(6,148)	$(522)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, as part of the acquisition, the Company assumed certain environmental liabilities valued as of March 31, 2003 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) of approximately $158.9 million. The Company now anticipates such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

As further discussed in Item 4, “Controls and Procedures,” Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls.

Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. During the initial period of integration, the Company experienced deficiencies in certain of its internal controls. The Company has made significant progress in resolving but has not yet resolved all of the internal control weaknesses caused by the integration of the CSD into the Company’s systems.

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

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $9,887,000 for a total purchase price of $44,217,000. In addition, the Company assumed with the transaction certain environmental liabilities valued at $158,885,000.

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

	Acquired Assets and Liabilities as Recorded September 30, 2002	Acquired Assets and Liabilities as Revised December 31, 2002	Acquired Assets and Liabilities as Revised March 31, 2003
Current assets	$85,241	$81,279	$81,279
Due from Safety-Kleen Corp	15,300	15,261	11,150
Property, plant and equipment	160,579	123,339	100,628
Intangible assets	114,442	87,902	71,716
Other assets	1,649	1,843	1,843
Current environmental liabilities	(23,574)	(21,200)	(21,200)
Other current liabilities	(57,655)	(52,772)	(53,775)
Environmental liabilities, long-term	(242,426)	(181,697)	137,685
Other long-term liabilities	(9,739)	(9,738)	(9,739)

Cost of CSD assets acquired	$43,817	$44,217	$44,217

Cash purchase price	$34,330	$34,330	$34,330
Estimated transaction costs	9,487	9,887	9,887

Cost of CSD assets acquired	$43,817	$44,217	$44,217

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $158.9 million. The approximately $107.1 million decrease in the assumed environmental liabilities consists of a net $20.2 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations, a $40.5 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting and a $46.5 million decrease as a result of Atatement of Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was effective as of January 1, 2003. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition resulted in a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. Intangible assets recorded at $71,716,000 consist of $67,392,000 of permits and $4,324,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As fair value of the assets acquired from CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $303,958,000. The Company also concluded that intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

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

Furthermore, the cash portion of the purchase price is subject to adjustment based upon the final calculation of the CSD’s working capital, as defined in the Acquisition Agreement, as of the closing date. The Company and the Seller have recently agreed in principle to resolve the amount of the working capital deficiency, any waste disposal guarantee shortfall by the Seller (as discussed below) and other related matters by: (a) the Seller’s payment to the Company of $8.15 million in cash plus (b) the Company’s agreement to include within the working capital of the CSD as of the closing date a total of approximately $3.0 million of receivables uncollected as of the settlement date but considered collectible in the future. The Company believes that the documentation of the resolution of this issue will be completed within the next ten days, although this cannot be assured. Since no goodwill was recorded in this transaction, the fair value of the fixed and intangible assets was increased by $4.1 million in the March 31, 2003 revision to reflect the agreement in principle with the Seller.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12.9 million which consisted primarily of increases in lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which will be or are closed. The Company continues to evaluate its plan regarding the integration of facilities, functions, and resources and may record additional exit costs as a result. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other
	Number of Employees	Liability	Number of Facilities	Liability	Liability	Total
Balance December 31, 2002	223	$4,776	10	$3,530	$230	$8,536
Utilized quarter ending March 31, 2003	(64)	(1,378)	—	(48)	(49)	(1,475)

Balance March 31, 2003	159	$3,398	10	$3,482	$181	$7,061

Material business combinations require that pro forma results of operations for the current period be presented as though the business combination had been completed at the beginning of the period and corresponding prior period pro forma results of operations be presented as though the combination took place at the beginning of that period. Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide the Company audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years in the period ended August 31, 2001, and the Company filed these balance sheets as part of the Form 8-K filed by the Company with the SEC on September 25, 2002. However, due to Safety-Kleen’s material deficiencies, Safety-Kleen’s auditors have advised Safety-Kleen that they will not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. Additionally, Safety-Kleen’s pre-existing deficiencies in financial systems, processes, and related internal controls led the Company to believe that the historical unaudited financial statements of the CSD may not be reliable or accurate. Accordingly, the Company is unable to provide pro forma results of operations reflecting the combined operations of the Company and the CSD for any periods prior to the Company’s acquisition of the CSD assets. The Company has received a “no-action letter” from the SEC staff with respect to the Company’s inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until the Company is able to obtain and file audited statements of operations and cash flows of the CSD (on a separate basis for any relevant periods prior to the closing and on a combined basis with the Company for periods following the closing) for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings by the Company (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing, but it would not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that BSSD will provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any shortfall payment due the Company under the Master Waste Disposal Agreement is included within the proposed settlement of the working capital deficiency discussed above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the closing. Accordingly, both the Company and the BSSD should be significant customers of each other for at least the next three years.

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

Results of Operations

The Company’s operations are managed as two segments: Technical Services and Site Services. Technical Services include treatment and disposal of industrial wastes via incineration, landfill or wastewater treatment, collection and transporting of containerized and bulk waste, categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services, and the Apollo Onsite Service, which customizes environmental programs at customer sites. This is accomplished through a network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers’ waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers chemists can also be dispatched to a customer location for the collection of chemical waste for disposal. Site Services provide highly skilled experts utilizing specialty equipment and resources to perform services, such as site decontamination, remediation projects, selective demolition, emergency response, spill cleanup and vacuum services at the customer’s site or another location. These services are dispatched on a scheduled or emergency basis. The Company also offers outsourcing services for customer environmental management programs, and provides analytical testing services, information management and personnel training services.

The following table sets forth for the periods indicated certain operating data associated with the Company’s results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form  10-K and Item 1, “Financial Statements” in this report.

	Percentage of Total Revenue For the Three Months Ended March 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Disposal costs to third parties	4.9	10.9	8.1
Other cost of revenues	70.0	62.1	66.1
Selling, general and administrative expenses	19.1	18.9	18.9
Accretion of environmental liabilities	1.9	0.0	0.0
Depreciation and amortization	4.7	5.1	5.4
Restructuring	(0.1)	0.0	0.0

Income (loss) from operations	(0.5)	3.0	1.5
Other income	0.0	0.0	0.0
Interest expense, net	3.8	4.0	4.1

Loss before provision for (benefit from) income taxes and change in accounting principle	(4.3)	(1.0)	(2.6)
Provision for (benefit from) income taxes	0.7	(0.5)	(0.6)

Income (loss) before cumulative effect of change in accounting principle	(5.0)	(0.5)	(2.0)
Cumulative effect of change in accounting principle, net of income tax	0.0	0.0	0.0

Net loss	(5.0)%	(0.5)%	(2.0)%

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The Company defines “EBITDA” as it is defined in the Loan and Security Agreement dated September 6, 2002 between the Company and Congress Financial Corporation, which is net income or loss, excluding interest, taxes, depreciation and amortization, accretion of environmental liabilities, restructuring charges, effects of discontinued operations, other non-recurring costs, and certain extraordinary or non-recurring gains or losses. The Company’s management considers EBITDA to be a measurement of performance which provides useful information to both management and investors. The Company’s Revolving Credit Facility, Senior Loans and Subordinated Loans outstanding as of March 31, 2003 have covenants requiring specified amounts of EBITDA, and the conversion price of the Company’s Series C Preferred Stock outstanding as of March 31, 2003 is also affected by future EBITDA.

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

Annualized EBITDA under the loan agreements for the two quarter period ended March 31, 2003 is calculated as follows (dollars in thousands):

Net loss	$(2,202)
Cumulative effect of change in accounting principle, net of tax	8

Net loss before change in accounting principle	(2,194)
Accretion of environmental liabilities	3,932
Depreciation and amortization	12,412
Interest expense, net	10,550
Provision for income taxes	2,604
Restructuring charges	689
Change in value of embedded derivative	(146)

EBITDA	27,847

Annualized EBITDA (two quarters x 2)	$55,694

Segment data

The following table sets forth certain operating data associated with the Company’s results of operations and summarizes EBITDA contribution by operating segment for the three months ended March 31, 2003 and 2002. The Company considers EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 19, “Segment Reporting” thereto in the Company’s Annual Report on Form 10-K and Item 1, “Financial Statements” and in particular Note 11, “Segment Reporting” thereto in this report.

	Summary of Operations For the Three Months Ended March 31, (in thousands)
	2003	2002
Revenues:
Technical Services	$102,270	$29,178
Site Services	38,641	24,753
Corporate Items	1,394	(612)

Total	142,305	53,319

Cost of Revenues:
Technical Services	76,111	20,690
Site Services	29,265	18,263
Corporate Items	1,238	(11)

Total	106,614	38,942

Selling, General & Administrative Expenses:
Technical Services	14,398	3,498
Site Services	4,164	2,569
Corporate Items	8,689	4,023

Total	27,251	10,090

EBITDA:
Technical Services	11,761	4,990
Site Services	5,212	3,921
Corporate Items	(8,533)	(4,624)

Total EBITDA Contribution	$8,440	$4,287

Three months ended March 31, 2003 versus the Three months ended March 31, 2002

Revenues

Total revenues for the three months ended March 31, 2003 increased $88,986,000 to $142,305,000 from $53,319,000 for the comparative period in 2002. Technical Services revenues for the three months ended March 31, 2003 increased $73,092,000 to $102,270,000 from $29,178,000 for the comparative period in 2002. Site Services revenues for the three months ended March 31, 2003 increased $13,888,000 to $38,641,000 from $24,753,000 for the comparative period in 2002. The increases in total, Technical and Site Services revenues were due to the acquisition of the CSD from Safety-Kleen.

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

There are many factors which have impacted, and continue to impact, the Company’s revenues. These factors include: integration of operations of the former CSD; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; and direct shipment by generators of waste to the ultimate treatment or disposal location. The Company believes that harsh winter weather during the first quarter of 2003 in several of its market areas, as well as the lagging economy, negatively impacted revenues.

Cost of Revenues

Total cost of revenues for the three months ended March 31, 2003 increased $67,672,000 to $106,614,000 compared to $38,942,000 for comparable period in 2002. Technical Services costs of revenue increased $55,421,000 to $76,111,000 from $20,690,000 for comparable period in 2002. Site Services cost of revenue increased $11,002,000 to $29,265,000 from $18,263,000 for comparable period in 2002. The change in cost of revenues in total and for Technical Services and Site Services are primarily a result of the CSD acquisition. As a percentage of revenues, combined cost of revenues in 2003 increased 1.9% to 74.9% from 73.0% for comparable period in 2002. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in 2003 as a percentage of revenues decreased 6.0% to 4.9% from 10.9% for comparable period in 2001. This decrease in disposal expense is due to the Company internalizing waste disposal subsequent to the acquisition that the Company sent to third parties prior to the acquisition. The Company anticipates disposal costs paid to third parties will decrease significantly for 2003 due to the internalization of waste in the acquired end disposal facilities for the entire year 2003 as compared to the approximately four months of 2002. Other costs of revenues as a percentage of revenues increased 7.9% to 70.0% from 62.1% for comparable period in 2002 primarily as a result of productivity, systems and integration issues related to the CSD acquisition.

The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company continues to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In addition, the Company has an on-going strategic sourcing initiative in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where the Company is currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that the Company uses through reducing the number of purchase orders that must be prepared and invoices that must be processed. The acquisition significantly increases the Company’s spending on purchased goods and services. The Company plans to redouble its efforts to achieve cost savings relating to purchased goods and services through the strategic sourcing initiative. No assurance can be given that the Company’s efforts to manage future operating expenses will be successful. The Company has high fixed costs particularly in Technical Services. The elimination of variable operating costs may not be sufficient to offset the impact of disposal revenue declines.

Accretion of environmental liabilities

For the three months ended March 31, 2003 the Company recorded accretion of environmental liabilities of $2,733,000, which arose from the discounting of CSD environmental liabilities under purchase accounting and the implementation of SFAS 143.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 increased $17,161,000 to $27,251,000 from $10,090,000 for comparable period in 2002. The increase was primarily due to the acquisition of the CSD. The change in selling, general and administrative expenses by segment is primarily a result of the CSD acquisition. The Company expects selling, general and administrative expenses in 2003 to be significantly higher than in 2002 due to the increased size of the Company since the acquisition as compared to before the acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2003 increased $3,953,000 to $6,648,000 from $2,695,000 for comparable period in 2002. The increase was primarily due to depreciation and amortization arising from the acquisition of the CSD assets.

Depreciation and amortization expense for 2003 will be significantly higher due to the acquisition of the CSD from Safety-Kleen. The Company expects depreciation and amortization expenses in 2003 to be approximately $28,000,000.

Restructuring

For the year ended December 31, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition. The restructuring charge consisted of $250,000 for severance for individuals who were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close sales offices and parts of facilities that were operated by the Company prior to the acquisition and that became duplicative. During the three months ended March 31, 2003 the Company adjusted restructuring costs, which resulted in a credit of $124,000 reflecting a revision of previous estimates.

Interest Expense, Net

Interest expense, net of interest income for the three months ended March 31, 2003, increased $3,234,000 to $5,348,000 from $2,114,000 for comparable period in 2002. The increase in interest expense was due to higher average balances outstanding for the three months ended March 31, 2003 as compared to the same period in 2002, which resulted from the Company’s acquisition of the CSD assets.

Based on current interest rates, the balance of loans outstanding at March 31, 2003, the additional $43,260,000 of borrowings that will be required in 2003 under the Revolving Credit Agreement in order to fund additional cash collateral for the letter of credit facility, and the increase in interest rates under the amendments to the Company’s loan agreements (see “Liquidity and Capital Resources” below), the Company estimates that interest expense for 2003 will be approximately $24,000,000.

Income Taxes

Income tax expense for the three months ended March 31, 2003 increased $1,268,000 to $988,000 from a benefit of $280,000 for comparable period in 2002. Income tax expense for 2003 consists primarily of Canadian taxes of $888,000 and state income tax expense of approximately $100,000.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” The adoption of the Statement resulted in a cumulative effect adjustment, net of no taxes of $8,000.

EBITDA Contribution

The combined EBITDA contribution by segments for the three months ended March 31, 2003 increased $4,153,000 to $8,440,000 from $4,287,000 for comparable period in 2002. The increase from Technical Services was $6,771,000 and for Site Services was $1,291,000, which was partially offset by an increase in corporate items of $3,909,000 that related to increases to costs of the infrastructure arising from the CSD acquisition. The combined EBITDA contribution is comprised of revenues of $142,305,000 and $53,319,000 net of cost of revenues of $106,614,000 and $38,942,000 and selling, general & administrative expenses of $27,251,000 and $10,090,000 for the three months ended March 31, 2003 and 2002, respectively.

Three months ended March 31, 2002 versus the Three months ended March 31, 2001

Revenues

Revenues for the three months ended March 31, 2002 increased 2.9% or $1,501,000 to $53,319,000 from $51,818,000 for the comparative period in 2001. Technical Services revenues for the three months ended March 31, 2002 increased 4.8% or $1,338,000 to $29,178,000 from $27,840,000 for the comparable period in 2001. Site Services revenues for the three months ended March 31, 2002 increased 5.4% or $1,268,000 to $24,753,000 from $23,485,000 for the comparable period in 2001. The Company performed one large site services job in each first quarter. The job performed in 2002 related to the events of September 11 and was larger than the job performed in 2001. In addition, approximately 1.2% of the 2.9% increase in total revenues was due to favorable developments in the resolution of certain contract issues, which benefited both revenues and gross margin. The Company believes that these revenue increases were partially offset by lower other site services work performed due to the general economic environment and response to fewer weather related transportation accidents due to the mild and dry winter. Within technical services, CleanPack revenues increased due to an increase in base business. Partially offsetting the increase in CleanPack revenues were decreases in transportation and disposal revenues due to a large job in 2001 for which no similar sized job was performed in 2002. Volumes processed through the plants increased 6.4%. Pricing of waste processed decreased 3.0%

Cost of Revenues

Total cost of revenues for the three months ended March 31, 2002 increased 1.3% or $491,000 to $38,942,000 compared to $38,451,000 for the comparable period in 2001. Technical Services costs of revenue increased 4.3% or $849,000 to $20,690,000 from $19,841,000 for the comparable period in 2001. Site Services cost of revenue increased 1.0% or $178,000 to $18,263,000 from $18,085,000 for comparable period in 2001. As a percentage of revenues, cost of revenues decreased 1.2% to 73.0% for the three months ended March 31, 2002 compared to 74.2% for the same period of 2001. One of the largest components of total cost of revenues is the cost of sending waste to other companies for disposal. Disposal costs paid to third parties as a percentage of revenues increased 2.8% to 10.9% for the three months ended March 31, 2002 compared to 8.1% for the same period in 2001. This increase in disposal expense is due to an increase in wastes sent directly to outside disposal vendors from customer sites, and an increase in volume and change in mix of waste processed through the Company’s facilities. Other costs of revenues decreased to 62.1% for the quarter ended March 31, 2002 from 66.1% for the quarter ended March 31, 2001. This decrease was primarily caused by the increase in waste processed through the plants and the fixed cost nature of the plants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2002 increased 3.2% or $310,000 to $10,090,000 from $9,780,000 for comparable period in 2001. The increase was primarily due to increased health insurance claims for the Company’s largely self-insured plan, and increases in salaries and wages in order to remain competitive in the markets in which the Company operates. Partially offsetting these increases were decreases in travel expenses due to cost containment measures taken in response to the current soft economic environment and a decrease in professional fees which was largely due to decreased legal fees due to the settlement in the last half of 2001 of two legal matters.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2002 decreased 3.4% or $94,000,000 to $2,695,000 from $2,789,000 for the comparable period in 2001 to $2,695,000. Amortization of goodwill for the first quarter of 2001 was $191,000, while no amortization of goodwill was recorded for the quarter ended March 31, 2002 due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Partially offsetting the decrease in amortization relating to goodwill was a net increase in depreciation of fixed assets and other intangibles of $97,000 due to net additions.

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

Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. In the fourth quarter of 2000, based on the level of earnings for 2000 and management’s projections for profits in future years, it was determined that it was more likely than not that $2,400,000 of the net deferred tax assets would be utilized; and, in the fourth quarter of 2001, based on the level of earnings for 2001 and management’s projections for profits in future years, it was determined that it was more likely than not that certain net operating loss carryforwards, be utilized. Accordingly, a tax benefit relating to the pre-tax loss has been recorded for the quarters ended March 31, 2002 and 2001.

EBITDA Contribution

The combined EBITDA contribution by segments for the three months ended March 31, 2002 increased $700,000 to $4,287,000 from $3,587,000 for comparable period in 2001. The increase from Technical Services was $799,000 and for Site Services was $972,000, which was partially offset by an increase in corporate items of $1,071,000. The combined EBITDA contribution is comprised of revenues of $53,319,000 and $51,818,000 net of cost of revenues of $38,942,000 and $38,451,000 and selling, general & administrative expenses of $10,090,000 and $9,780,000 for the three months ended March 31, 2002 and 2001, respectively.

Factors that May Affect Future Results

In addition to “Factors that May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 10, 2003, presented below is an additional factor that investors should consider with respect to an investment in the Company’s securities. Investors should be aware that there are various risks, including those described below, which may materially impact on investment in the Company’s securities or may in the future, and, in some cases, already do, materially affect the Company and its business, financial condition and results of operations. This section includes or refers to certain forward-looking statements; investors should read the explanation of the qualifications and limitations on such forward-looking statements discussed on page 27 of this report.

As discussed below under “Liquidity and Capital Resources,” the Company for the quarter ended March 31, 2003 violated a loan covenant that required that the Company maintain annualized EBITDA of not less than $63,700,000. The Company negotiated amendments to the financing agreements that included resetting the loan covenants to levels that the Company believes that it will be able to meet in the future. However, the acquisition of the CSD from Safety-Kleen in September 2002 significantly changed the business model of the Company. The lack of experience with this new business model, the lack of verifiable historical financial information for the CSD and a combined operating history of just over six months increases the risk that the Company has overestimated its ability to meet the new financial covenants. While the Company was able to renegotiate the loan covenants with the lenders for the loan covenant violation for the quarter ended March 31, 2003 and the Company believes that it will be able to meet the covenants in the future, no assurance can be given that the Company will be able to meet the loan covenants in the future or that the Company will be able to obtain waivers from the lenders if the loan covenants are violated in the future. Violating the loan covenants in future periods could result a significant decrease in the value of the Company’s stock.

Environmental Liabilities

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 was recorded as a change in accounting principle which requires that cumulative-effect adjustment be recorded in the statement of operations.

The principle changes from the implementation of SFAS No. 143 were (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company’s credit-adjusted risk free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which will now be expensed in the period incurred under SFAS No. 143 and (3) a reduction due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.5 million resulted in a corresponding reduction in the value allocated to the assets acquired (see Note 2 “Acquisition”). The implementation also resulted in a net of tax cumulative-effect adjustment of $8,000 recorded in the statement of operations for the quarter ended March 31, 2003.

The implementation of SFAS No. 143 for companies in the hazardous waste industry is complex. Directly following is a table that summarizes the difference between the Company’s historical practices and current practices of accounting for facility closure, facility post-closure care, landfill cell closure and remedial liabilities. Following the table is a detailed discussion of the accounting for environmental liabilities and tables that detail the roll-forward of the environmental liabilities from December 31, 2002 through March 31, 2003.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Definitions:
Cell closure	Cell closure costs are the costs required to construct a landfill cell cap.	No change.

Landfill closure

Includes costs required to cap the final cell of the landfill, costs required to dismantle certain landfill structures and regulatory costs such as groundwater monitoring, leachate management and financial assurance.

No change, except that financial assurance is no longer included as a cost component of landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Landfill post-closure

Costs include routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance.

No change, except that financial assurance is no longer included as a cost component of landfill post-closure but rather is expensed in incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill closure	Costs of decontaminating waste handling equipment, pipes, enclosures, etc. contaminated in the normal course of operations. Costs included financial assurance.

No change, except that financial assurance is no longer included as a cost component of non-landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Non-landfill post-closure

Costs include routine monitoring and maintenance after the facility has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance. Post-closure care is not typically required for permitted non-landfill facilities.

No change, except that financial assurance is no longer included as a cost component of non-landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Remedial liabilities	The costs of removal or containment of contaminated material including material that became contaminated as part of normal operations.

The costs of removal or containment of contaminated material that did not arise as the result of normal operations. Certain costs previously classified as remedial costs were reclassified as closure costs based on SFAS No. 143 requiring that closure costs arising out of normal operations be accounted for as part of the asset retirement obligation.

Discount Rate:

Risk-free rate (4.9% at December 31, 2002) was used to discount accrued closure and post-closure obligations, and remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. Remedial obligations incurred in the course of operations are generally undiscounted.

Credit-adjusted, risk-free rate (14.0% at January 1, 2003) for liabilities accrued under SFAS No. 143. Remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are and will continue to be discounted at the risk free interest rate at the time of the acquisition (4.9%). No change to remedial obligations incurred in the course of operations.

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a reasonable portion estimated at the Company’s internal cost.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Cost was inflated to period of performance (2.4% for the period ended December 31, 2002).	Inflation rate changed to 2.0% effective January 1, 2003.

Recognition of Assets and Liabilities:
Cell closure	Cell closure was accrued on the units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste.

Each capping event is accounted for as a discrete obligation. All capping is recorded as a liability and asset, based on the discounted cash flow associated with each capping event, as airspace is consumed related to the specific capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Landfill closure and post-closure

Accrued over the life of the landfill; the discounted cash flow associated with such liabilities was recorded to accrued environmental liabilities, with a corresponding charge to cost of operations as airspace is consumed.

Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued environmental liabilities, with a corresponding increase in landfill assets as airspace is consumed.

Non-landfill closure and post-closure	Closure and post-closure costs were accrued when a decision was made to close a non-landfill facility.

At the time of facility acquisition or construction, the present value of the asset retirement obligation is recorded as an asset and a retirement liability is recorded in the same amount. The asset retirement cost is depreciated over the estimated life of the facility and the liability is accreted at the credit-adjusted risk free interest rate.

Statement of Operations Expense:
Liability accrual	Expense charged to cost of operations at same amount accrued to liability	Not applicable

Amortization of asset retirement cost	Not applicable for cell closure, landfill and non-landfill facility closure and post-closure.

Landfill facilities are amortized to depreciation and amortization expense as airspace is consumed over the life of cell or landfill. Non-landfill facilities are amortized to depreciation and amortization expense using the straight-line method over the estimated life of the facility.

Accretion

Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed. Remedial liabilities were accreted at the risk-free interest rate using the effective interest method.

Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (14.0%) under the effective interest method.

Landfill Accounting

Landfill Accounting—The Company utilizes the life cycle method of accounting for landfill costs and the units-of-consumption method to amortize landfill construction costs over the estimated useful life of a landfill. Under this method, the Company includes future estimated construction costs, as well as costs incurred to date, in the amortization base. In addition, the Company includes probable expansion airspace (yet to be permitted airspace) in the calculation of the total remaining useful life of the landfill.

Landfill assets—Landfill assets include the costs of landfill site acquisition, permitting, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest, as applicable. Landfill assets, net of amortization, are combined with management’s estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

Amortization of cell construction costs and accrual of cell closure obligations—Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. In some instances, the Company has landfills that are engineered and constructed as “progressive trenches.” In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, the Company amortizes cell construction costs over the airspace within the entire trench, such that the cell construction costs will be fully amortized.

The design and construction of a landfill does not create a landfill asset retirement obligation. Rather, the asset retirement obligation for cell closure, the cost associated with capping each cell is incurred in relatively small increments as waste is placed in the landfill. Therefore, the cost required to construct the cell cap is capitalized as an asset retirement cost and a liability of an equal amount is established, based on the discounted cash flow associated with each capping event, as airspace is consumed. Spending for cell capping is reflected as a change in liabilities within operating activities in the statement of cash flows.

Final closure and post-closure liabilities—The Company has material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the “EPA”), and the comparable regulatory agency in Canada for the final closure and post-closure activities at the majority of its facilities. In the United States, the final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company’s engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company’s interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

Final closure costs include the costs required to cap the final cell of the landfill and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulatory mandated groundwater monitoring, leachate management and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations is accrued at the date the landfill discontinues accepting waste.

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

Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace, plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of March 31, 2003 there was one unpermitted expansion included in the Company’s landfill accounting model, which represents approximately 22% of the Company’s remaining airspace at this date. This expansion does not represent an exception to the Company’s established criteria.

As of March 31, 2003, the Company has 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

Facility Name	Location	Remaining lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
			Permitted	Unpermitted	Total
Altair	Texas	0.7	41		41
Buttonwillow	California	73	10,413		10,413
Deer Park	Texas	21	594		594
Deer Trail	Colorado	3	28		28
Grassy Mountain	Utah	11	943		943
Kimball	Nebraska	18	503		503
Lone Mountain	Oklahoma	13	1,611		1,611
Ryley	Alberta	29	1,097		1,097
Sarnia	Ontario	29	522	5,493	6,015
Sawyer	North Dakota	31	500		500
Westmorland	California	46	2,732		2,732

			18,984	5,493	24,477

In addition, the Company had 2,945,000 cubic yards of permitted, but not highly probable, airspace as of March 31, 2003. Permitted, but not highly probable, airspace is permitted airspace that the Company has determined that it is unlikely to utilize.

The following table presents the remaining highly probable airspace from the December 31, 2002 through March 31, 2003 (in thousands):

Highly Probable Air Space (Cubic Yards)
Remaining capacity at December 31, 2002	24,584
Consumed three months ended March 31, 2003	(171)
Addition of highly probable airspace	65

Remaining capacity at March 31, 2003	24,477

Non-Landfill Closure and Post-Closure

Final closure and post-closure obligations for facilities other than landfills—Final closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. Final closure and post-closure costs are increased for inflation (2.0% for the period ended March 31, 2003) and discounted at the Company’s credit-adjusted risk-free interest rate (14.0% for the period ended March 31, 2003). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

Remedial Liabilities

Remedial liabilities, including Superfund liabilities include, the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp., and the Company believes that most of the remedial obligations did not arise from normal operations. Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting. Certain costs previously classified as remedial costs were reclassified as closure costs at March 31, 2003, if the Company determined that the remedial liability arose from normal operations.

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

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003. Under SFAS No. 143 final closure and post-closure liabilities are inflated using estimates of future inflation until the time of payment then discounted using the Company’s credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting.

The Company has recorded landfill and non-landfill net asset retirement costs as follows (amounts in thousands):

	March 31, 2003	December 31, 2002
Landfill and non-landfill net asset retirement costs	$645	$—

The Company has recorded liabilities for closure, post-closure and remedial obligations as follows (amounts in thousands):

	March 31, 2003	December 31, 2002
Current portion of environmental liabilities	$20,256	$19,821
Non-current portion of environmental liabilities	142,905	184,790

Total	$163,161	$204,611

The changes to environmental liabilities for the quarter ended March 31, 2003 are as follows (in thousands):

Environmental Liabilities Rollforward

	December 31, 2002	Cumulative effect of changes in accounting for Asset Retirement Obligation	Purchase accounting adjustment due to change in Accounting for Asset Retirement Obligation	Opening Balance Sheet Adjustment	Asset Retirement Cost Offset	Charges to Expense	Reclassifications and other	Payments	March 31, 2003
Landfill retirement liability	$60,765	$(135)	$(38,737)	$2,851	$128	$797	$96	$(41)	$25,724
Non-landfill retirement liability	—	1,769	7,122	—	—	306	8	(822)	8,383
		—							—
Remedial liabilities:
remediation for landfill sites	4,519	—		—		56	121	(28)	4,668
Remediation, closure and post-closure for closed sites	107,492	233	(14,860)	(388)	—	980	(16)	(987)	92,454
Remediation (including Superfund) for non-landfill open sites	31,835	—		—		367	343	(613)	31,932

Total	$204,611	$1,867	$(46,475)	2,463	$128	$2,506	$552	$(2,491)	$163,161

In the following table, reserves for environmental obligations are classified as of each balance sheet date based on their classification at March 31, 2003. Reserves for closure, post-closure and remedial obligations are as follows (in thousands):

	March 31, 2003	December 31, 2002
Landfill Retirement Liability:
Cell closure	$16,182	$20,336
Facility closure	5,055	12,125
Post-closure	4,486	28,304

	25,724	60,765

Non-Landfill Retirement Liability:
Facility closure and post closure	8,383	—

Remedial liabilities:
Remediation for landfill sites	4,668	4,519
Remediation, closure and post-closure for closed sites	92,454	107,492
Remediation (including Superfund) for non landfill open sites	31,932	31,835

	129,054	143,846

Total	$163,161	$204,611

All of the landfill facilities included in the table above are active as of March 31, 2003.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending March 31, 2003
2003	$14,636
2004	22,799
2005	26,042
2006	12,533
2007	13,242
Thereafter	299,077

Subtotal	388,329
Less: Reserves to be provided (including discount of $139.8 million) over remaining site lives	(225,168)

Total	$163,161

Remedial liabilities, including Superfund liabilities—As described in the tables above under “Discounted environmental liabilities,” the Company has as of March 31, 2003 a total of $129.1 million of estimated liabilities for remediation of environmental contamination, of which $4.7 million related to the Company’s landfills and $124.4 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 54 active or Superfund sites as of March 31, 2003. As described in Note 8, “Legal Proceedings,” of the Company’s audited financial statements for the year ended December 31, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

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

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to estimate accurately the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 34 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of March 31, 2003 (as calculated in accordance with generally accepted accounting principles) for future remediation and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $129.1 million. The Company also estimates that it is “reasonably possible”, as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $18.2 million greater than such $129.1 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the estimated amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Facilities now used in active conduct of the Company’s business (16 facilities)	$27,566	21.4%	$6,782

Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (9 facilities)	92,454	71.6	10,009

Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (23 sites)	7,008	5.4	1,277

Sites for which the Company had liabilities prior to the acquisition of CSD assets (28 superfund sites and 5 other sites)	2,026	1.6	203

Total:	$129,054	100.0%	$18,271

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Baton Rouge, LA	Closed incinerator and landfill	$29,886	23.1%	$2,752
Bridgeport, NJ	Closed incinerator	28,055	21.7	$3,882
Roebuck, SC	Closed incinerator	10,770	8.4	$889
Cleveland, OH	Closed waste water	8,273	6.4	$781
San Jose, CA	TSDF	7,189	5.6	$675
Various	All other incinerators, landfills, waste water treatment facilities and service centers	37,680	29.2	$8,072
Various	Superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste	7,201	5.6	1,280

	Total:	$129,054	100.0%	$18,271

The estimated liabilities reflected in the above tables do not include any potential remedial liabilities which the Company might incur in the future with respect to the Ville Mercier facility or the Marine Shale site as discussed in Note 8, “Legal Proceedings,” to the Company’s audited financial statements as of December 31, 2002, as included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003. For the reasons there described, the Company believes that any such liabilities are not both probable and estimable at this time. See “Contingent Remedial Liabilities” below.

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

Contingent Remedial Liabilities—Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those liabilities any liabilities which are not both probable and estimable. As described in Note 8, “Legal Proceedings,” to the Company’s audited financial statements as of December 31, 2002, as included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” the Company may incur certain remedial liabilities in the future in connection with the facility and site which are the subject of those proceedings, but the amount of those potential liabilities are not both probable and estimable at this time. Accordingly, the Company has not recorded any remedial liabilities as part of the purchase price for the CSD assets. Prior to the first anniversary on September 7, 2003 of the acquisition of the CSD assets, the Company will endeavor to resolve the extent of any remedial liabilities which the Company may incur in connection with such facility and site so that any such liabilities can be recorded as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles. If the Company cannot by September 7, 2003 record these contingent liabilities as an adjustment to the purchase price, then these contingent remedial liabilities could result in a material loss when they become probable and estimable.

Liquidity and Capital Resources

As described in the Form 10-K for the year ended December 31, 2002, the Company has outstanding a $100,000,000 three-year revolving credit facility (the “Revolving Credit Facility”), $115,000,000 of three-year non-amortizing term loans (the “Senior Loans”) and $40,000,000 of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100,000,000 of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility. The Revolving Credit Facility allows the Company to borrow up to $100,000,000 in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20,000,000 in Canadian dollars and a line for the Company and its US subsidiaries equal to $100,000,000 in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20,000,000. At March 31, 2003, letters of credit outstanding were $1,043,000 and the Company had approximately $54,726,000 available to borrow. This consisted of borrowing availability in the U.S. of approximately $44,154,000 and availability in Canada of approximately $10,572,000 (USD). The Company expects to use in the second quarter of 2003 approximately $42,745,000 from the Revolving Credit Facility in order to fund additional cash collateral for the L/C Facility. The Company funded $22,279,000 of this amount in April 2003 and anticipates funding $20,466,000 in June 2003. As amended by the amendment to the Loan and Security Agreement described below, the Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.25%, with the balance at prime plus 0.25%. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

The Revolving Credit Facility provides for certain covenants, the most restrictive of which, prior to the amendment described below, required that the Company maintain minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $63,700,000 for the fiscal quarter ended March 31, 2003. For the quarter ended March 31, 2003, annualized EBITDA was $55,694,000 which was not within covenant. The Company was also required to maintain an annualized rolling fixed charge coverage ratio of not less than 0.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the fixed charge coverage ratio was 1.1 to 1.0 which was within covenant.

Annualized EBITDA under the loan agreements for the two quarter period ended March 31, 2003 (which annualizes results for the last two fiscal quarters then ended) is calculated as follows (dollars in thousands):

Net loss	$(2,202)
Cumulative effect of change in accounting principle, net of tax	8

Net loss before change in accounting principle	(2,194)
Accretion of environmental liabilities	3,932
Depreciation and amortization	12,412
Interest expense, net	10,550
Provision for income taxes	2,604
Restructuring charges	689
Change in value of embedded derivative	(146)

EBITDA	27,847

Annualized EBITDA (two quarters x 2)	$55,694

The violation of the EBITDA loan covenant under the Revolving Credit Facility was cured by amending the Loan and Security Agreement. Under the terms of the Second Amendment to the Loan and Security Agreement, the lenders agreed to waive the violation of the loan covenant and amend the loan covenants. The Company is now required to maintain consolidated annualized or rolling EBITDA of not less than $63,700,000, $76,200,000 and $82,100,000 for the quarters ending June 30, September 30 and December 31, 2003, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $116,000,000, $140,000,000, $155,000,000, and $167,000,000 for the years ended December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain an annualized or rolling four quarters fixed charge coverage ratio of not less than 0.75, 0.85 and 0.90 to 1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2003, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.4 to 1.0 at December 31, 2004 and 1.45 to 1.0 for each fiscal quarter thereafter.

In exchange for the lenders waving the violation of the EBITDA loan covenant as of March 31, 2003 and resetting the loan covenants for future periods, the Second Amendment to the Loan and Security Agreement requires the Company to pay an amendment fee of $100,000 and increases the interest rate under the Revolving Credit Facility for borrowings in the United States from LIBOR plus 3.00% to LIBOR plus 3.25% or from the prime rate to the prime rate plus 0.25%. For borrowings in Canada, the Second Amendment increases the interest rate from the Canadian prime rate to the Canadian prime rate plus 0.25%. These increases in the interest rates became effective as of April 1, 2003 and will continue until such time as the Company delivers financial statements for the period ending September 30, 2003 that show the Company is in compliance with its loan covenants as of that date. In such event, the interest rates will revert for future periods to LIBOR plus 3.00% or prime as in effect prior to the amendment of the Loan and Security Agreement.

Senior Loans and Subordinated Loans. The Senior Loans and the Subordinated Loans provide for certain covenants the most restrictive of which, prior to the amendment described below, required that the Company maintain minimum consolidated annualized EBITDA of not less than $63,700,000 for the fiscal quarter ended March 31, 2003. For the quarter ended March 31, 2003, annualized EBITDA was (as described above) $55,694,000 which was not within covenant. The Company was also required to maintain an annualized fixed charge coverage ratio of not less than 0.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the fixed asset coverage ratio was 1.1 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated annualized EBITDA of not more than 3.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the leverage ratio was 3.0 which was within the covenant.

The violation of the EBITDA loan covenant under the Senior Loans and Subordinated Loans was cured by amending the Financing Agreement. Under the terms of the First Amendment to the Financing Agreement, the lenders agreed to waive the violation of the loan covenant and amend the loan covenants. The Company is now required to maintain consolidated annualized or rolling four quarters EBITDA of not less than $63,700,000, $76,200,000 and $82,100,000 for the quarters ending June 30, September 30 and December 31, 2003, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $116,000,000, $140,000,000, $155,000,000, and $167,000,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is also now required to maintain an annualized or four quarters rolling fixed charge coverage ratio of not less than 0.75, 0.85 and 0.90 to 1.0 for the fiscal quarters ending June 30, September 30 and December 31, 2003, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.4 to 1.0 at December 31, 2004 and 1.45 to 1.0 for each fiscal quarter thereafter. The Company is also now required to maintain a leverage ratio of not more than 3.75, 3.15 and 3.0 to 1.0 for the fiscal quarters ending June 30, September 30 and December 30, 2003, respectively. The maximum leverage ratio allowed then decreases in approximately equal quarterly increments to 1.6 to 1.0 at December 31, 2004 and for each quarterly period thereafter.

In exchange for the lenders waving the violation of the EBITDA loan covenant as of March 31, 2003 and resetting the loan covenants for future periods, the First Amendment to the Financing Agreement requires the Company to pay an amendment fee of $400,000 and increases the interest rate of the Senior and Subordinated Loans from LIBOR plus 7.25% to LIBOR plus 7.75% and from 22.0% to 22.5%, respectively. This increase in the interest rate became effective as of April 1, 2003 and will continue until such time that the Company provides audited financial statements for the fiscal year ending December 31, 2003 that show EBITDA equal to or greater than $90,000,000. In the event that EBITDA for the fiscal year ending December 31, 2003 is less than $90,000,000, interest will continue to be charged at LIBOR plus 7.75% and 22.5% for the Senior Loans and the Subordinated Loans, respectively.

The First Amendment to the Financing Agreement also prohibits the Company from paying dividends in cash on its Series B Preferred Stock and Series C Redeemable Preferred Stock, and prohibits the repurchase or retirement of outstanding common stock, preferred stock, warrants and stock options.

L/C Facility. At March 31, 2003, letters of credit outstanding under the L/C Facility were approximately $57,272,000. The Company anticipates that it will make payment for an additional $42,745,000 of collateral in the quarter ending June 30, 2003 to support the issuance of additional letters of credit for its financial assurance obligations. The Company funded $22,279,000 of this amount in April 2003 and anticipates funding $20,466,000 in June 2003. The Company expects the source of additional cash collateral to be borrowings under Revolving Credit Facility.

Cash and Cash Equivalents

The Company’s primary sources of liquidity are cash flows from operations, existing cash and the Revolving Credit Facility (as hereinafter defined). As of March 31, 2003, cash and cash equivalents was approximately $6,779,000, and $14,915,000 had been drawn on the Revolving Credit Facility. The Company anticipates that it will need to post in the quarter ended June 30, 2003 an additional $43,260,000 of collateral to support the issuance of additional letters of credit to support its financial assurance obligations. The Company expects the source of additional cash collateral to be borrowings under Revolving Credit Facility.

The Company intends to use its existing cash and cash flow from operations to fund future operating expenses and recurring capital expenditures. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. As part of the CSD acquisition, the Company assumed environmental liabilities of CSD valued in accordance with generally accepted accounting principles of approximately $158.9 million. The Company performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company anticipates such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

Cash Flows for the three months ended March 31, 2003

For the three months ended March 31, 2003, the Company generated approximately $4,310,000 of cash from operating activities. Non-cash expenses recorded for the three months ended March 31, 2003 totaled $10,352,000. These adjustments consisted primarily of non-cash expenses of $6,648,000 for depreciation and amortization, $2,733,000 for the accretion of environmental liabilities and $537,000 for the amortization of deferred financing costs. Other sources of cash totaled $21,175,000 and consisted of a decrease in accounts receivable of $14,544,000 which was largely due to a lower level of billings in the first quarter of 2003 as compared to the fourth quarter of 2002. Other significant sources of cash were due to prepaid expenses decreasing by $2,265,000 and unbilled accounts receivable decreasing by $2,600,000. Other uses of cash totaled $20,073,000 and consisted of a decrease in accounts payable of $7,754,000, a decrease in deferred revenue of $5,058,000 which was due primarily due to improvements realized by the integration of the CSD into the Company’s operations and a decrease in other accrued expenses.

For the three months ended March 31, 2003, the Company used $6,080,000 of cash in investing activities. This consisted of additions to property, plant and equipment and permits of $6,036,000, and restricted investments purchased of $222,000 to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $178,000.

For the three months ended March 31, 2003, the Company used $5,481,000 of cash in financing activities. Uses of cash from financing activities consisted primarily of payments of $351,000 of Senior Loans, net repayments of $2,794,000 on the Revolving Credit Facility and $2,267,000 of uncashed checks.

Cash Flows for the three months ended March 31, 2002

For the quarter ended March 31, 2002, net cash used by operations was $954,000. Cash used in operations totaled $14,183,000 and consisted primarily of reductions in accounts payable of $4,766,000, accrued disposal costs of $1,427,000, deferred revenue of $2,122,000 and other accrued expenses of $3,164,000. Accounts payable and accrued disposal costs decreased due to the lower level of business activity in the first quarter of 2002 as compared to the fourth quarter of 2001. Deferred revenue decreased due to lower levels of waste on hand at March 31, 2002 as compared to December 31, 2001. Other accrued expenses decreased largely due to the payment of incentive bonuses relating to 2001 in the first quarter of 2002. The other significant use of cash was due to a $1,890,000 increase in prepaid expenses of which $1,549,000 of the increase was acquisition costs relating to the proposed acquisition of the Chemical Services Division from Safety-Kleen. Sources of cash from operations totaled $13,229,000 and consisted primarily of a $9,052,000 reduction in accounts receivable due to lower levels of business activity in the first quarter of 2002 as compared to the fourth quarter of 2001 and $2,695,000 of non-cash expenses for depreciation and amortization.

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

Stockholder Matters

Stockholders’ equity was $17,357,000 at March 31, 2003, and net loss for the three months ended March 31, 2003 was $7,144,000 or $0.60 per diluted share compared to a loss of $242,000 at March 31, 2002, or $0.03 per diluted share. Stockholders’ equity decreased due to the loss for the three months ended March 31, 2003 of $7,144,000.

In January 2003, the Company issued 954,207 shares of common stock in exchange for 954,812 warrants that were then terminated and that were issued relating to the April 2001 issuance of the $35 million Subordinated Notes.

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company was required to pay the January 15 and April 15, 2001 dividends in common stock due to restrictions under its loan agreements then in place for which the Company issued 59,438 and 45,597 shares of common stock to the holders of the Series B Preferred Stock in the periods ended March 31 and June 30, 2001, respectively. The Company resumed paying dividends in cash commencing with the July 15, 2001 dividend. However, because of the amendment to the Company’s Financing Agreement which became effective in May 2003, the Company anticipates that dividends on the Series B Preferred Stock will be paid in common stock for the foreseeable future.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of 2003 (see Note 6, “Remedial Liabilities and Change in Accounting for Asset Retirement Obligations,” to the financial statements included in Item 1 of this report).

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of SFAS No. 145 will result in the reclassification of the extraordinary loss related to early extinguishment of debt of $24,658,000, recorded in the quarter ended September 30, 2002, to other expenses in arriving at its income or loss from operations for that period. The Company believes the adoption of SFAS No. 145 will not materially affect the Company’s financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 as of January 1, 2003 had no impact on results of operations or financial condition for the three months ended March 31, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The adoption of FIN 46 had no impact on the results of operations or financial condition for the period ending March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company’s philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow at variable rates for working capital and other short term needs. The following table provides information regarding the Company’s fixed rate borrowings at March 31, 2003 (dollars in thousands):

Scheduled Maturity Dates	Nine Months Remaining 2003	2004	2005	2006	2007	Thereafter	Total
Subordinated Loans	$—	$—	$—	$—	$40,000	$—	$40,000
Redeemable Convertible Preferred Stock	—	—	—	—	—	36,131	36,131
Capital Lease Obligations	336	467	414	312	266	—	1,795

	$336	$467	$414	$312	$40,266	$36,131	$77,926

Weighted average interest rate on fixed rate borrowings	15.1%	15.6%	15.4%	15.1%	13.3%	6.0%

In addition to the fixed rate borrowings described in the table above, the Company had at March 31, 2003 borrowings at variable interest rates of $114,649,000 that bore interest at LIBOR (1.26% at March 31, 2003), plus 7.25% and borrowings of $14,915,000 that bore interest at the “prime” rate (4.25% at March 31, 2003). The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balance outstanding at March 31, 2003 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on March 31, 2003, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

Description of Debt	Principal Balance March 31, 2003	Interest if Interest Rates Remain Unchanged	Interest if Interest Rates Increase 200 b.p.	Interest if Interest Rates Decrease 200 b.p.
Senior Loans	$114,649	$9,757	$12,050	$7,464
Revolving Credit Facility	$14,915	$634	$932	$336

	$129,564	$10,391	$12,982	$7,800

Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet. The Company views its investment in the Canadian subsidiaries as long-term; thus, the Company has not entered into any hedging transactions between the Canadian dollar and the U.S. dollar. The Canadian subsidiaries transact approximately 25% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the quarter ended March 31, 2003, the U.S. dollar fell approximately 7% against the Canadian dollar resulting in an $800,000 foreign currency loss. The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 4. CONTROLS AND PROCEDURES

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial period of the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations within the United States and certain systems in Canada are substantially integrated and operating efficiently as of March 31, 2003. During the integration process, the Company identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies and security. In addition, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, increases the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen’s pre-existing deficiencies in financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen has provided to the Company are not accurate. Prior to the acquisition, the Company conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

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

The Chief Financial Officer and Corporate Controller have advised the Audit Committee and the Disclosure Committee that the Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its Consolidated Financial Statements, notwithstanding the presence of the internal control weaknesses noted above.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

As of the filing of this report, there have been no material changes to the “Legal Proceedings” described in Item 3 of the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on April 10, 2003.

Item 2—Changes in Securities—None

Item 3—Defaults Upon Senior Debt— See Note 4 to the consolidated financial statements included in this report.

Item 4—Submission of Matters to a Vote of Security Holders—None

Item 5—Other Information—None

Item 6—Exhibits and Reports on Form 8-K

a. Exhibits

Item No.	Description	Location
4.24B

Second Amendment dated as of May 20, 2003 to the Loan and Security Agreement by and between Congress Financial Corporation (New England) as Agent, and Congress Financial Corporation (New England) and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its subsidiaries as Borrowers.

Filed herewith

4.25A

First Amendment dated as of May 20, 2003 to the Financing Agreement by and among Clean Harbors, Inc., certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent.

Filed herewith

b. Reports on Form 8-K

During the fiscal quarter ended March 31, 2003, the Company did not file any reports on Form 8-K.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

Dated: May 20, 2003	By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Dated: May 20, 2003	By:	/s/ ROGER A. KOENECKE
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Alan S. McKim
Alan S. McKim
President and Chief Executive Officer

I, Roger A. Koenecke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clean Harbors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Roger A. Koenecke
Roger A. Koenecke Senior Vice President and Chief Financial Officer

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that, to his knowledge, this Quarterly Report on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Clean Harbors, Inc.

Date: May 20, 2003	/s/ Alan S. McKim
Alan S. McKim
Chief Executive Officer

Date: May 20, 2003	/s/ Roger A. Koenecke
Roger A. Koenecke
Chief Financial Officer