Form 10-Q
period 2003-06-30
CLEAN HARBORS INC
filed 2003-08-14
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended

June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	13,482,952
(Class)	(Outstanding at August 12, 2003)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,405	$13,682
Accounts receivable, net of allowance for doubtful accounts of $3,211 and $2,388, respectively	124,093	118,964
Other receivables	1,081	6,662
Due from Safety-Kleen	7,750	15,261
Unbilled accounts receivable	10,817	13,556
Deferred costs	3,359	4,430
Prepaid expenses	6,332	8,438
Supplies inventories	9,779	9,629

Total current assets	168,616	190,622

Property, plant, and equipment:
Land	18,486	17,775
Landfill assets	11,001	14,781
Buildings and improvements	85,714	90,694
Vehicles and equipment	156,806	158,820
Furniture and fixtures	2,288	2,282
Asset retirement costs	1,852	—
Construction in progress	13,336	7,438

	289,483	291,790
Less—accumulated depreciation and amortization	122,311	110,116

	167,172	181,674

Other assets:
Restricted cash and cash equivalents	83,919	60,509
Deferred financing costs	6,529	7,036
Goodwill, net	19,032	19,032
Permits and other intangibles	81,964	95,694
Other	6,472	5,123

	197,916	187,394

Total assets	$533,704	$559,690

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Uncashed checks	$8,123	$7,233
Revolving credit facility	40,162	17,709
Current portion of long term obligations	477	396
Accounts payable	56,967	56,360
Accrued disposal costs	1,989	1,998
Deferred revenue	18,170	24,273
Other accrued expenses	34,854	33,863
Current portion of environmental liabilities	22,216	19,821
Income taxes payable	376	1,560

Total current liabilities	183,334	163,213

Other liabilities:
Environmental liabilities, less current portion	144,637	184,790
Long-term obligations, less current maturities	154,649	155,000
Long-term capitalized lease obligations, less current portion	1,469	1,245
Deferred tax liability	4,004	3,330
Other long-term liabilities	16,903	16,194
Accrued pension cost	662	593

Total other liabilities	322,324	361,152

Commitments and contingent liabilities
Redeemable Series C Convertible Preferred Stock, $.01 par value: Authorized – 25,000 shares; Issued and outstanding 25,000 shares (liquidation preference of $25.0 million), net of issuance costs and fair value of embedded derivative	14,187	13,543
Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock: Authorized – 894,585 shares; issued and outstanding – none	—	—
Series B convertible preferred stock: Authorized – 156,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 13,451,949 and 12,307,043 shares, respectively	135	123
Additional paid-in capital	64,636	65,630
Accumulated other comprehensive income (loss)	6,606	(396)
Accumulated deficit	(57,519)	(43,576)

Total stockholders’ equity	13,859	21,782

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$533,704	$559,690

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$172,035	$60,105	$314,340	$113,424
Cost of revenues	131,797	42,048	238,411	80,990
Selling, general and administrative expenses	31,003	12,001	58,092	21,932
Accretion of environmental liabilities	2,783	—	5,516	—
Depreciation and amortization	6,439	2,649	13,087	5,344
Restructuring	—	—	(124)	—

Income (loss) from operations	13	3,407	(642)	5,158
Other income	429	—	446	—
Interest expense, net	5,979	2,483	11,489	4,756

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(5,537)	924	(11,685)	402
Provision for income taxes	1,262	441	2,250	161

Income (loss) before cumulative effect of change in accounting principle	(6,799)	483	(13,935)	241
Cumulative effect of change in accounting principle, net of $0 taxes	—	—	8	—

Net income (loss)	(6,799)	483	(13,943)	241
Dividends and accretion on preferred stock	814	112	1,618	224

Net income (loss) attributable to common shareholders	$(7,613)	$371	$(15,561)	$17

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.57)	$0.03	$(1.17)	$0.00

Cumulative effect of change in accounting principle, net of income taxes	$—	$—	$—	$—

Income (loss) attributable to common shareholders	$(0.57)	$0.03	$(1.17)	$0.00

Diluted loss per share:
Income (loss) before change in accounting principle	$(0.57)	$0.03	$(1.17)	$0.00

Cumulative effect of change in accounting principle, net of income taxes	$—	$—	$—	$—

Income (loss) attributable to common shareholders	$(0.57)	$0.03	$(1.17)	$0.00

Weighted average common shares outstanding	13,436	12,064	13,353	11,932

Weighted average common shares outstanding plus potentially dilutive common shares	13,436	14,362	13,353	14,213

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(13,943)	$241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,087	5,344
Allowance for doubtful accounts	1,082	375
Amortization of deferred financing costs	1,069	321
Accretion of environmental liabilities	5,516	—
Cumulative effect of change in accounting principle, net of income tax	8	—
Amortization of debt discount	—	179
Deferred income taxes	44	291
Loss (Gain) on sale of fixed assets	292	(38)
Stock options expensed	14	—
Gain on embedded derivative	(446)	—
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	5,351	6,311
Unbilled accounts receivable	3,117	624
Deferred costs	1,161	65
Prepaid expenses	2,210	(413)
Supplies inventories	(78)	43
Other assets	(1,229)	(96)
Accounts payable	(2,321)	(216)
Environmental liabilities	(2,707)	(518)
Deferred revenue	(6,571)	(740)
Accrued disposal costs	(78)	(2,409)
Other accrued expenses	249	(2,545)
Income taxes payable	(1,295)	(389)

Net cash provided by operating activities	4,532	6,430

Cash flows from investing activities:
CSD acquisition costs	—	(11,668)
Additions to property, plant and equipment	(12,054)	(4,259)
Proceeds from sale of or (cost) of restricted investments acquired, net	(23,410)	38
Proceeds from sale of fixed assets	179	39
Increase in permits	(242)	—

Net cash used in investing activities	(35,527)	(15,850)

Cash flows from financing activities:
Payments on Senior Loans	(351)	—
Net borrowings under revolving credit facility	22,459	3,645
Additional borrowings under term notes	—	3,200
Payments on long-term obligations	—	(1,857)
Uncashed checks	890	(1,020)
Proceeds from exercise of stock options	367	697
Dividend payments on preferred stock	(974)	(224)
Additions to deferred financing costs	(562)	(127)
Proceeds from employee stock purchase plan	256	104

Net cash provided by financing activities	22,085	4,418

Decrease in cash and cash equivalents	(8,910)	(5,002)
Effect of exchange rate changes on cash	633	—
Cash and cash equivalents, beginning of year	13,682	6,715

Cash and cash equivalents, end of period	$5,405	$1,713

Supplemental information:
Non cash investing and financing activities:
Tax benefit relating to exercise of stock options	$—	$1,016
Income taxes	3,010	260
Capital leases	357	—
Interest	9,073	2,630

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Series B Preferred Stock		Common Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	112	$1	12,307	$123	$65,630	$—	$(396)	$(43,576)	$21,782
Net loss	—	—	—	—	—	(13,943)	—	(13,943)	(13,943)
Foreign currency translation	—	—	—	—	—	7,002	7,002	—	7,002

Comprehensive loss						$(6,941)			—

Preferred stock dividends:
Series B	—	—	—	—	(224)	—	—	—	(224)
Series C	—	—	—	—	(750)	—	—	—	(750)
Exercise of warrants	—	—	954	9	(9)	—	—	—	—
Stock option expense	—	—	—	—	14	—	—	—	14
Proceeds from exercise of stock options	—	—	162	2	365	—	—	—	367
Employee stock purchase plan	—	—	29	1	255	—	—	—	256
Amortization of issuance costs Series C preferred	—	—	—	—	(645)	—	—	—	(645)

Balance at June 30, 2003	112	$1	13,452	$135	$64,636	$—	$6,606	$(57,519)	$13,859

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

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 21 treatment, storage or disposal facilities (six of which have since been closed by the Company), six wastewater treatment facilities, nine commercial landfills and four incinerators. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.4 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 6.0 million cubic yards of remaining capacity, which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incinerator in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through July 14, 2003 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $10,137,000 for a total purchase price of $44,467,000. In addition, the Company assumed with the transaction certain environmental liabilities valued at $160,255,000.

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

	Acquired Assets and Liabilities as Recorded September 30, 2002	Acquired Assets and Liabilities as Revised December 31, 2002	Acquired Assets and Liabilities as Revised June 30, 2003
Current assets	$85,241	$81,279	$87,501
Due from Safety-Kleen Corp	15,300	15,261	7,750
Property, plant and equipment	160,579	123,339	99,730
Intangible assets	114,442	87,902	71,076
Other assets	1,649	1,843	1,843
Current environmental liabilities	(23,574)	(21,200)	(12,720)
Other current liabilities	(57,655)	(52,772)	(53,440)
Environmental liabilities, long-term	(242,426)	(181,697)	(147,535)
Other long-term liabilities	(9,739)	(9,738)	(9,738)

Cost of CSD assets acquired	$43,817	$44,217	$44,467

Cash purchase price	$34,330	$34,330	$34,330
Estimated transaction costs	9,487	9,887	10,137

Cost of CSD assets acquired	$43,817	$44,217	$44,467

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $160.3 million. The approximately $105.7 million decrease in the assumed environmental liabilities consists of a net $18.6 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations, a $40.6 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting and a $46.5 million decrease as a result of adopting Statement of Accounting Standards No. 143. “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter 2003. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and resulted in a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. Intangible assets recorded at $71,076,000 consist of $66,791,000 of permits and $4,285,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As fair value of the assets acquired from CSD is higher than the purchase price paid, the Company reduced the fair value of the fixed assets and intangible assets as of the acquisition date by $305,495,000, in order to record the assets at cost as required by generally accepted accounting principles in the United States. The Company also concluded that intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

On July 14, 2003, the Fourth Amendment to Acquisition Agreement (the “Fourth Amendment”) was executed between the Company and the Seller. The Fourth Amendment was structured as a global settlement and resolved certain issues between the parties as to (i) the amount of working capital delivered by the Seller to the Company as required by the Acquisition Agreement and subsequent amendments thereto, (ii) the amounts due between the parties under the Transition Services Agreement, which defined services that the Company and the Seller would provide to each other, and (iii) the “shortfall” amount due to the Company under the Waste Disposal Agreement (as discussed below). The Fourth Amendment provided for (a) the Seller’s payment to the Company of $7,750,000 in cash (the “Global Settlement Payment”) plus (b) the Company’s agreement to include within the working capital of the CSD as of the closing date approximately $1,648,000 of receivables, which the Company originally deemed to be uncollectible as of the closing date, but which the Company has subsequently either collected or determined to be collectible in the future. On July 28, 2003, the Company received the $7,750,000 payment due from the Seller.

The Company was required to make estimates of the fair value of assets, the fair value of liabilities, including environmental liabilities, and the cost of planned exit activities. While the Company has made a good-faith attempt to estimate the fair value of these assets and liabilities, the fair value of environmental liabilities is difficult to estimate. Prior to the acquisition of the CSD assets, the Company performed significant due diligence regarding the environmental liabilities; however, additional facts learned subsequent to the acquisition date about the nature and extent of environmental liabilities existing at the acquisition date have resulted and could further result in adjustment to the estimate of environmental liabilities that existed as of the acquisition date. The Company recorded purchase accounting adjustments based primarily upon a plan to close duplicate facilities and functions and reduce headcount. The cost of this plan is subject to revision as the Company implements the plan. The recorded values of the fixed assets and intangible assets are subject to adjustment as a result of other purchase price adjustments.

The Company continues to gather information about the remedial environmental liabilities acquired. Remedial environmental liabilities are substantive and inherently difficult to estimate. Likewise, the Company acquired a number of contingencies, which are not estimable based on the information available at this time. As information about these contingent liabilities becomes available to the Company, the Company may record additional liabilities as part of the purchase price allocation. Liabilities may be recorded based on information gathered or based on management’s plan to settle these liabilities.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12.9 million, which consisted primarily of increases in lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which will be or are closed. The Company continues to evaluate its plan regarding the integration of facilities, functions, and resources and may record additional exit costs as a result. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other Liability	Total
	Number of Employees	Liability	Number of Facilities	Liability
Balance December 31, 2002	223	$4,776	10	$3,530	$230	$8,536
Net change in estimate	—	—	—	(564)	—	(564)
Interest accretion	—	—	—	333	—	333
Utilized quarter ended March 31, 2003	(64)	(1,378)	—	(49)	(49)	(1,476)
Utilized quarter ended June 30, 2003	(46)	(1,025)	—	(22)	(151)	(1,198)

Balance June 30, 2003	113	$2,373	10	$3,228	$30	$5,631

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

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

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that BSSD will provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any such “shortfall” payment due the Company under the Master Waste Disposal Agreement was included within “Global Settlement Payment” paid by the Seller to the Company on July 28, 2003 pursuant to the Fourth Amendment to the Acquisition Agreement as described above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the effective date of the CSD acquisition (September 7, 2002). Accordingly, both the Company and the BSSD should be significant customers of each other for at least the three years following such date.

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

(b)    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of 2003. The effects of this adoption in the first quarter of 2003 are described below under Note 6, “Remedial Liabilities and Changes in Accounting for Asset Retirement Obligations.”

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of SFAS No. 145 will result in the reclassification of the extraordinary loss related to early extinguishment of debt of $24,658,000, recorded in the quarter ended September 30, 2002, to other expenses in arriving at its income or loss from operations for that period. The Company believes the adoption of SFAS No. 145 will not materially affect the Company’s financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 as of January 1, 2003 had no impact on the results of operations or financial condition for the six months ended June 30, 2003.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 changed the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 had no effect on the classification of liabilities or equity for the Company at June 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued after December 31, 2002. The Company will record the fair value of future material guarantees, if any. There were no guarantees issued in the six months ended June 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The adoption of FIN 46 had no impact on the Company’s results of operations or financial condition for the period ending June 30, 2003.

(c)    Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company’s net income and net income per common share for the three and six month periods ended June 30, 2003 and 2002, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) attributable to common shareholders	$(7,613)	$371	$(15,561)	$17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	568	164	904	328

Pro forma income (loss) attributable to common shareholders	$(8,181)	$207	$(16,465)	$(311)

Earnings (loss) per share:
Basic as reported	$(0.57)	$0.03	$(1.17)	$0.00
Basic pro forma	(0.61)	0.02	(1.23)	(0.03)

Fully diluted as reported	$(0.57)	$0.03	$(1.17)	$0.00
Fully diluted pro forma	(0.61)	0.01	(1.23)	(0.03)

(4)    FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements:

	June 30, 2003	December 31, 2002
	(in thousands)
Revolving Credit Facility with a financial institution, bearing interest at June 30, 2003 at LIBOR (1.20% at June 30, 2003) plus 3.25% or “prime” (4.25% at June 30, 2003) plus 0.25% at the Company’s election, collateralized by a first security interest in accounts receivable and a second security interest in substantially all other assets	$40,162	$17,709
Senior Loans, bearing interest at June 30, 2003 at LIBOR (1.20% at June 30, 2003) plus 7.75%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	114,649	115,000
Subordinated Loans, bearing interest at June 30, 2003 at 22.50%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	40,000	40,000

	194,811	172,709
Less obligations classified as current	40,162	17,709

Long-term obligations	$154,649	$155,000

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

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    FINANCING ARRANGEMENTS—(Continued)

Revolving Credit Facility.    The Revolving Credit Facility allows the Company to borrow up to $100,000,000 in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20,000,000 in Canadian dollars and a line for the Company and its US subsidiaries equal to $100,000,000 in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20,000,000. At June 30, 2003, letters of credit outstanding were $1,044,000 and the Company had approximately $41,893,000 available to borrow. This consisted of borrowing availability in the U.S. of approximately $29,140,000 and availability in Canada of approximately $12,753,000 (USD).

The Revolving Credit Facility provides for certain covenants, the most restrictive of which at June 30, 2003 required the Company to maintain a minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company did not achieve the required level of EBITDA for the period ended June 30, 2003. The EBITDA loan covenant under the Revolving Credit Facility was waived by amending the Loan and Security Agreement. Under the terms of the Third Amendment to Loan and Security Agreement (the “Third Amendment”), the Company is now required to maintain consolidated EBITDA of not less than $15,700,000 for the quarter ending September 30, 2003 and $32,250,000 for the two quarters ending December 31, 2003. The required level of EBITDA then increases in approximately equal quarterly increments to $64,600,000 for the year ending December 31, 2004. The Company is now also required to maintain a rolling four quarters fixed charge coverage ratio of not less than 0.85 to 1.0 for the quarter ending September 30, 2003 and 0.90 to 1.0 for the two quarter period ending December 31, 2003, respectively. The required fixed charge coverage ratio then increases to 0.95 to 1.0 for the three quarter period ending March 31, 2004, to 1.0 to 1.0 for the rolling four quarter period commencing June 30, 2004, to 1.1 to 1.0 for the rolling four quarter period ending March 31, 2005 and to 1.2 to 1.0 for the rolling four quarter period commencing June 30, 2005. As amended by the Third Amendment, the Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at prime plus 0.50%. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

In exchange for amending the loan covenants for future periods, the Third Amendment requires the Company to pay an amendment fee of $250,000 and increases the interest rate under the Revolving Credit Facility for borrowings in the United States from LIBOR plus 3.25% to LIBOR plus 3.50% or from the prime rate plus 0.25% to the prime rate plus 0.50%. For borrowings in Canada, the Third Amendment increases the interest rate from the Canadian prime rate plus 0.25% to the Canadian prime rate plus 0.50%. These increases in the interest rates became effective as of August 1, 2003 and will continue until such time as the Company delivers financial statements for three consecutive quarters that show the Company has attained a fixed charge coverage ratio of at least 1.1 to 1.0. In such event, the interest rates will revert for future periods to LIBOR plus 3.25% or prime plus 0.25% for borrowings in the United States and to the Canadian prime rate plus 0.25% for Canadian borrowings.

Senior Loans and Subordinated Loans.     The Senior Loans and Subordinated Loans provide for certain covenants, the most restrictive of which required at June 30, 2003, the Company to maintain a minimum consolidated annualized EBITDA. The Company did not achieve the required level of EBITDA for the period ended. The EBITDA loan covenant under the Financing Agreement was waived by amending the Financing Agreement. Under the terms of the Second Amendment to the Financing Agreement (the “Second Amendment”), the Company is now required to maintain consolidated four quarters rolling EBITDA of not less than $52,997,000 and $50,106,000 for the quarters ending September 30 and December 31, 2003, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $64,610,000, $80,270,000, $90,930,000, and $107,089,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain a rolling four quarters fixed charge coverage ratio of not less than 0.93, and 0.80 to 1.0 for the fiscal quarters ending September 30 and December 31, 2003, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.12, 1.33, 1.43 and 1.55 to 1.0 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain a leverage ratio of 2.13 and 2.27 to 1.0 for the four consecutive quarters ending September 30 and December 31, 2003, respectively. The required leverage ratio then decreases in approximately equal quarterly increments to 1.65, 0.98, 0.62 and 0.21 to 1.0 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

In exchange for amending the loan covenants for future periods, the Second Amendment requires the Company to pay an amendment fee of $620,000. In addition, the Company could be required to pay an additional amendment fee of $620,000 if the Company fails to achieve certain levels of EBITDA for the period commencing July 1, 2003 through December 31, 2003.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    FINANCING ARRANGEMENTS—(Continued)

The Company negotiated amendments to the financing agreements that included resetting the loan covenants to levels that the Company believes that it will be able to meet in the future. While the Company was able to renegotiate the loan covenants with the lenders and the Company believes that it will be able to meet the covenants in the future, no assurance can be given that the Company will be able to meet the loan covenants in the future or that the Company will be able to obtain waivers from the lenders if the loan covenants are violated in the future.

L/C Facility.    At June 30, 2003, letters of credit outstanding under the L/C Facility were approximately $81,441,000. The Company is currently required to provide an additional $20,000,000 of collateral in the quarter ending September 30, 2003 to support the issuance of additional letters of credit for its financial assurance obligations. The Company funded $10,000,000 of this amount in July 2003. The Company expects the source of additional cash collateral to be borrowings under its Revolving Credit Facility or cash flow provided from operations.

EBITDA.    In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles, the Company also uses the non-GAAP measure EBITDA which the Company defines in accordance with the Financing Agreement dated September 6, 2002, as amended, between the Company and Ableco Finance, LLC which is earnings before interest expense, income taxes, depreciation and amortization, accretion of environmental liabilities, gains or losses on the embedded derivative and restructuring expenses. The Company believes that EBITDA is useful to investors because it is an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures and service debt. In addition to the inclusion of EBITDA in the loan covenants, the number of common shares to which the Company’s Series C Convertible Redeemable Preferred Stock can be converted into is dependent on the level of future EBITDA. The Company also uses EBITDA to measure the performance of operating units and awards management incentive bonuses based on the level of EBITDA attained.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 was recorded as a change in accounting principle, which requires that cumulative-effect adjustment be recorded in the statement of operations.

The principal changes from the implementation of SFAS No. 143 were (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company’s credit-adjusted risk free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which will now be expensed in the period incurred under SFAS No. 143 and (3) a reduction due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.5 million resulted in a corresponding reduction in the value allocated to the assets acquired (see Note 2 “Acquisition”). The implementation also resulted in a net of tax cumulative-effect adjustment of $8,000 recorded in the statement of operations for the six months ended June 30, 2003.

The implementation of SFAS No. 143 for companies in the hazardous waste industry is complex. Directly following is a table that summarizes the difference between the Company’s historical practices and current practices of accounting for facility closure, facility post-closure care, landfill cell closure and remedial liabilities. Following the table is a detailed discussion of the accounting for environmental liabilities and tables that detail the roll-forward of the environmental liabilities from December 31, 2002 through June 30, 2003.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:

Cell closure	Cell closure costs are the costs required to construct a landfill cell cap.	No change.

Landfill closure	Includes costs required to dismantle certain landfill structures and regulatory costs such as groundwater monitoring, leachate management and financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Landfill post-closure	Costs include routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

OBLIGATIONS—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Non-landfill closure	Costs of decontaminating waste handling equipment, pipes, enclosures, etc. contaminated in the normal course of operations. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of non-landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill post-closure	Costs include routine monitoring and maintenance after the facility has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance. Post-closure care is not typically required for permitted non-landfill facilities.	No change, except that financial assurance is no longer included as a cost component of non-landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Remedial liabilities	The costs of removal or containment of contaminated material including material that became contaminated as part of normal operations.	The costs of removal or containment of contaminated material that did not arise as the result of normal operations. Certain costs previously classified as remedial costs were reclassified as closure costs based on SFAS No. 143 requiring that closure costs arising out of normal operations be accounted for as part of the asset retirement obligation.

Discount rate	Risk-free rate (4.9% at December 31, 2002) was used to discount accrued closure and post-closure obligations, and remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. Remedial obligations incurred in the course of operations are generally undiscounted.	Credit-adjusted, risk-free rate (14.0% at January 1, 2003) for liabilities accrued under SFAS No. 143. Remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are and will continue to be discounted at the risk free interest rate at the time of the acquisition (4.9%). No change to remedial obligations incurred in the course of operations.

Cost estimates	Costs were estimated based on performance, principally by third parties, with a reasonable portion estimated at the Company’s internal cost.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation	Cost was inflated to period of performance (2.4% for the period ended December 31, 2002).	Inflation rate changed to 2.0% effective January 1, 2003.

Recognition of Assets and Liabilities:

Cell closure	Cell closure was accrued on the units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste.	Each capping event is accounted for as a discrete obligation. All capping is recorded as a liability and asset, based on the discounted cash flow associated with each capping event, as airspace is consumed related to the specific capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

OBLIGATIONS—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Landfill closure and post-closure	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities was recorded to accrued environmental liabilities, with a corresponding charge to cost of operations as airspace is consumed.	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued environmental liabilities, with a corresponding increase in landfill assets as airspace is consumed.

Non-landfill closure and post-closure	Closure and post-closure costs were accrued when a decision was made to close a non-landfill facility.	At the time of facility acquisition or construction, the present value of the asset retirement obligation is recorded as an asset and a retirement liability is recorded in the same amount. The asset retirement cost is depreciated over the estimated life of the facility and the liability is accreted at the credit-adjusted risk free interest rate.

Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability.	Not applicable.

Amortization of asset retirement cost	Not applicable for cell closure, landfill and non-landfill facility closure and post-closure.	Landfill facilities are amortized to depreciation and amortization expense as airspace is consumed over the life of cell or landfill. Non-landfill facilities are amortized to depreciation and amortization expense using the straight-line method over the estimated life of the facility.

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed. Remedial liabilities were accreted at the risk-free interest rate using the effective interest method.	Accretion expense for closure and post-closure liabilities is charged to operations at the credit-adjusted, risk-free rate (14%). Accretion expense relating to remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are accreted at the risk-free interest rate at the time of the acquisition (4.9%). The effective interest method is used in both instances.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of June 30, 2003 there was one unpermitted expansion included in the Company’s landfill accounting model, which represents approximately 23% of the Company’s remaining airspace at this date. This expansion does not represent an exception to the Company’s established criteria.

As of June 30, 2003, the Company has 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

Facility Name	Location	Remaining lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
			Permitted	Unpermitted	Total
Altair	Texas	0.3	24		24
Buttonwillow	California	73	10,380		10,380
Deer Park	Texas	21	590		590
Deer Trail	Colorado	3	28		28
Grassy Mountain	Utah	11	923		923
Kimball	Nebraska	18	519		519
Lone Mountain	Oklahoma	13	1,588		1,588
Ryley	Alberta	29	1,071		1,071
Sarnia	Ontario	29	492	5,493	5,985
Sawyer	North Dakota	31	499		499
Westmorland	California	46	2,732		2,732

			18,846	5,493	24,339

In addition, the Company had 2,945,000 cubic yards of permitted, but not highly probable, airspace as of June 30, 2003. Permitted, but not highly probable, airspace is permitted airspace that the Company has determined that it is unlikely to utilize.

The following table presents the remaining highly probable airspace from December 31, 2002 through June 30, 2003 (in thousands):

Highly Probable Air Space (Cubic Yards)
Remaining capacity at December 31, 2002	25,288
Consumed six months ended June 30, 2003	(310)
Change in estimate	(639)

Remaining capacity at June 30, 2003	24,339

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

OBLIGATIONS—(Continued)

Non-Landfill Closure and Post-Closure

Final closure and post-closure obligations for facilities other than landfills—Final closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. Final closure and post-closure costs are increased for inflation (2.0% for the period ended June 30, 2003) and discounted at the Company’s credit-adjusted risk-free interest rate (14.0% for the period ended June 30, 2003). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp., and the Company believes that the remedial obligations did not arise from normal operations. Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting. Certain costs previously classified as remedial costs were reclassified as closure costs at June 30, 2003, if the Company determined that the remedial liability arose from normal operations.

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

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). The Company adopted SFAS No. 143 in the first quarter of 2003. Under SFAS No. 143, final closure and post-closure liabilities are inflated using estimates of future inflation until the time of payment then discounted using the Company’s credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

OBLIGATIONS—(Continued)

The Company has recorded landfill and non-landfill net asset retirement costs as follows (amounts in thousands):

	June 30, 2003	December 31, 2002
Landfill and non-landfill net asset retirement costs	$673	$—

The Company has recorded liabilities for closure, post-closure and remedial obligations as follows (amounts in thousands):

	June 30, 2003	December 31, 2002
Current portion of environmental liabilities	$22,216	$19,821
Non-current portion of environmental liabilities	144,637	184,790

Total	$166,853	$204,611

Environmental Liabilities Rollforward

The changes to environmental liabilities for the six months ended June 30, 2003 are as follows (in thousands):

	December 31, 2002	Cumulative effect of changes in accounting for Asset Retirement Obligation	Purchase accounting adjustment due to change in Accounting for Asset Retirement Obligation	Opening Balance Sheet Adjustment	Asset Retirement Cost Offset	Charges to Expense	Reclassifications and other	Payments	June 30, 2003
Landfill retirement liability	$60,765	$(135)	$(38,737)	$2,851	$436	$1,688	$200	$(42)	$27,026
Non-landfill retirement liability	—	1,769	7,122	737	—	716	(85)	(1,313)	8,946
Remedial liabilities:
Remediation for landfill sites	4,519	—	—	26	—	127	188	(28)	4,832
Remediation, closure and post-closure for closed sites	105,059	233	(14,729)	(176)	—	2,028	430	(1,509)	91,336
Remediation (including Superfund) for non-landfill open sites	34,268	—	—	395	—	902	301	(1,153)	34,713

Total	$204,611	$1,867	$(46,344)	$3,833	$436	$5,461	$1,034	$(4,045)	$166,853

In the following table, reserves for environmental obligations are classified as of each balance sheet date based on their classification at June 30, 2003. Certain reserves were reclassified on January 1, 2003 in connection with the adoption of SFAS No. 143. Reserves for closure, post-closure and remedial obligations are as follows (in thousands):

	June 30, 2003	December 31, 2002
Landfill retirement liability:
Cell closure	$17,145	$20,336
Facility closure	5,210	12,125
Post-closure	4,671	28,304

	27,026	60,765

Non-landfill retirement liability:
Facility closure and post closure	8,946	—

Remedial liabilities:
Remediation for landfill sites	4,832	4,519
Remediation, closure and post-closure for closed sites	91,336	105,059
Remediation (including Superfund) for non landfill open sites	34,713	34,268

	130,881	143,846

Total	$166,853	$204,611

All of the landfill facilities included in the table above are active as of June 30, 2003.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

OBLIGATIONS—(Continued)

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining period 2003	$9,883
2004	27,642
2005	28,585
2006	12,874
2007	13,635
Thereafter	299,067

Subtotal	391,686
Less: Reserves to be provided (including discount of $151.6 million) over remaining site lives	(224,833)

Total	$166,853

Remedial liabilities, including Superfund liabilities—As described in the tables above under “Discounted environmental liabilities,” the Company has as of June 30, 2003 a total of $130.9 million of estimated liabilities for remediation of environmental contamination, of which $4.8 million related to the Company’s landfills and $126.1 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 54 active or Superfund sites as of June 30, 2003. As described in Note 8, “Legal Proceedings,” of the Company’s audited financial statements for the year ended December 31, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

Remediation liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminates exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded are dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if or when additional information becomes available.

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to estimate accurately the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities, which the Company acquired as part of the CSD assets and 34 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

OBLIGATIONS—(Continued)

Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of June 30, 2003 (as calculated in accordance with generally accepted accounting principles) for future remediation and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $130.9 million. The Company also estimates that it is “reasonably possible”, as that term is defined in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) (“more than remote but less than likely”), that the amount of such total liabilities could be up to $20.1 million greater than such $130.9 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the estimated amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability

Facilities now used in active conduct of the Company’s business (15 facilities)	$30,201	23.1%	$7,439

Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (10 facilities)	91,336	69.8	11,001

Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (20 sites)	7,376	5.6	1,492

Sites for which the Company had liabilities prior to the acquisition of CSD assets (28 superfund sites and 5 other sites)	1,968	1.5	203

Total:	$130,881	100.0%	$20,135

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT

OBLIGATIONS—(Continued)

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Baton Rouge, LA	Closed incinerator and landfill	$30,468	23.3%	$4,454
Bridgeport, NJ	Closed incinerator	28,637	21.9	3,512
Roebuck, SC	Closed incinerator	10,737	8.2	851
Cleveland, OH	Closed wastewater treatment	8,392	6.4	766
San Jose, CA	TSDF	7,308	5.6	731
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	37,770	28.8	8,326
Various	Superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste (54 facilities)	7,569	5.8	1,495

	Total:	$130,881	100.0%	$20,135

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

Contingent Remedial Liabilities—SFAS No. 5, requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those liabilities any liabilities which are not both probable and estimable. As described in Note 8, “Legal Proceedings,” to the Company’s audited financial statements as of December 31, 2002, as included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” the Company may incur certain remedial liabilities in the future in connection with the facility and site which are the subject of those proceedings, but the amount of those potential liabilities are not both probable and estimable at this time. Accordingly, the Company has not recorded any such remedial liabilities as part of the purchase price for the CSD assets. Prior to the first anniversary on September 7, 2003 of the acquisition of the CSD assets, the Company will endeavor to estimate the cost of any remedial liabilities which the Company may incur in connection with such facility and site so that any such liabilities can be recorded as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles. If the Company cannot by September 7, 2003 record these contingent liabilities as an adjustment to the purchase price, then these contingent remedial liabilities could result in a material loss when they become probable and estimable.

(7)    INCOME TAXES

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. For the three and six months ended June 30, 2003, a full valuation allowance was maintained against the Company’s net U.S. deferred tax asset position and no U.S. tax benefit was recorded.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    INCOME TAXES—(Continued)

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

(8)    EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share
Loss before cumulative effect of change in accounting principle	$(6,799)
Less preferred stock dividends and accretion	814

Basic and diluted loss available to common shareholders before change in accounting principle	(7,613)	13,436	$(0.57)

Cumulative effect of change in accounting principle, net of income tax	—	13,436	—

Loss attributable to common shareholders	$(7,613)	13,436	$(0.57)

	Three Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share
Net income	$483
Less preferred stock dividends	112

Basic EPS (income available to shareholders)	371	12,064	$0.03
Effect of dilutive securities	—	2,298	—

Diluted EPS
Income available to common shareholders plus assumed converstions	$371	14,362	$0.03

	Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share
Loss before cumulative effect of change in accounting principle	$(13,935)
Less preferred stock dividends and accretion	1,618

Basic and diluted loss available to common shareholders before change in accounting principle	(15,553)	13,353	$(1.17)

Cumulative effect of change in accounting principle, net of income tax	8	13,353	—

Loss attributable to common shareholders	$(15,561)	13,353	$(1.17)

	Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share
Net income	$241
Less preferred stock dividends	224

Basic EPS
(income available to shareholders)	17	11,932	$0.00
Effect of dilutive securities	—	2,281	—

Diluted EPS
Income available to common shareholders plus assumed converstions	$17	14,213	$0.00

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    EARNINGS (LOSS) PER SHARE —(Continued)

The Company has issued options, warrants, convertible preferred stock and redeemable convertible preferred stock which are potentially dilutive to earnings. For the three and six months ended June 30, 2003 none of the options, warrants or convertible preferred stock have been included in the above calculations as they are anti-dilutive for those periods. For the three and six months ended June 30, 2002, the warrants then outstanding are dilutive, some of the options outstanding are dilutive while the convertible preferred stock then outstanding is not dilutive. Only those options and warrants where the exercise price was less than the average market price of the common shares for the period are included in the above caculations.

(9)    RESTRUCTURING

For the year ended December 31, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition of the assets of the CSD. The restructuring charge consisted of $250,000 for severance for individuals that were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from the acquisition date through June 30, 2003 (in thousands):

	Severance		Locations		Total
	Number of Employees	Costs	Number of Locations	Costs
Balance at December 31, 2002	6	$67	2	$372	$439
Change in estimate	(6)	(67)	—	(57)	(124)
Utilized six months ended June 30, 2003	—	—	—	(22)	(22)

Balance June 30, 2003	—	$—	2	$293	$293

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Technical Services	$111,133	$31,304	$213,403	$60,481
Site Services	60,921	28,477	99,562	53,230
Corporate Items	(19)	324	1,375	(287)

Total	172,035	60,105	314,340	113,424

Cost of Revenues:
Technical Services	78,778	20,632	154,889	41,321
Site Services	46,493	20,371	75,758	38,634
Corporate Items	6,526	1,045	7,764	1,035

Total	131,797	42,048	238,411	80,990

Selling, General & Administrative Expenses:
Technical Services	15,490	3,568	29,888	7,067
Site Services	4,606	2,308	8,770	4,877
Corporate Items	10,907	6,125	19,434	9,988

Total	31,003	12,001	58,092	21,932

EBITDA:
Technical Services	16,865	7,104	28,626	12,093
Site Services	9,822	5,798	15,034	9,719
Corporate Items	(17,452)	(6,846)	(25,823)	(11,310)

Total EBITDA Contribution	9,235	6,056	17,837	10,502

Reconciliation to Consolidated Statement of Operations
Accretion of environmental liabilities	2,783	—	5,516	—
Depreciation and amortization	6,439	2,649	13,087	5,344
Restructuring	—	—	(124)	—

Income (loss) from operations	13	3,407	(642)	5,158
Other income	429	—	446	—
Interest expense, net	5,979	2,483	11,489	4,756

Income (loss) before provision for income taxes and change in accounting principle	$(5,537)	$924	$(11,685)	$402

See Note 4, “Financing Arrangements” for a discussion of the non-GAAP measure EBITDA.

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

In addition, as part of the acquisition, the Company assumed certain environmental liabilities valued as of June 30, 2003 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) of approximately $160.3 million. The Company now anticipates such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

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

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 21 treatment, storage or disposal facilities (six of which have since been closed by the Company), six wastewater treatment facilities, nine commercial landfills and four incinerators. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.4 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 6.0 million cubic yards of remaining capacity, which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incinerator in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

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

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through July 14, 2003 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $10,137,000 for a total purchase price of $44,467,000. In addition, the Company assumed with the transaction certain environmental liabilities valued at $160,255,000.

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

	Acquired Assets and Liabilities as Recorded September 30, 2002	Acquired Assets and Liabilities as Revised December 31, 2002	Acquired Assets and Liabilities as Revised June 30, 2003
Current assets	$85,241	$81,279	$87,501
Due from Safety-Kleen Corp	15,300	15,261	7,750
Property, plant and equipment	160,579	123,339	99,730
Intangible assets	114,442	87,902	71,076
Other assets	1,649	1,843	1,843
Current environmental liabilities	(23,574)	(21,200)	(12,720)
Other current liabilities	(57,655)	(52,772)	(53,440)
Environmental liabilities, long-term	(242,426)	(181,697)	(147,535)
Other long-term liabilities	(9,739)	(9,738)	(9,738)

Cost of CSD assets acquired	$43,817	$44,217	$44,467

Cash purchase price	$34,330	$34,330	$34,330
Estimated transaction costs	9,487	9,887	10,137

Cost of CSD assets acquired	$43,817	$44,217	$44,467

ACQUISITION—(Continued)

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $160.3 million. The approximately $105.7 million decrease in the assumed environmental liabilities consists of a net $18.6 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations, a $40.6 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting and a $46.5 million decrease as a result of adopting Statement of Accounting Standards No. 143. “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter 2003. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and resulted in a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. Intangible assets recorded at $71,076,000 consist of $66,791,000 of permits and $4,285,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As fair value of the assets acquired from CSD is higher than the purchase price paid, the Company reduced the fair value of the fixed assets and intangible assets as of the acquisition date by $305,495,000, in order to record the assets at cost as required by generally accepted accounting principles in the United States. The Company also concluded that intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

On July 14, 2003, the Fourth Amendment to Acquisition Agreement (the “Fourth Amendment”) was executed between the Company and the Seller. The Fourth Amendment was structured as a global settlement and resolved certain issues between the parties as to (i) the amount of working capital delivered by the Seller to the Company as required by the Acquisition Agreement and subsequent amendments thereto, (ii) the amounts due between the parties under the Transition Services Agreement, which defined services that the Company and the Seller would provide to each other, and (iii) the “shortfall” amount due to the Company under the Waste Disposal Agreement (as discussed below). The Fourth Amendment provided for (a) the Seller’s payment to the Company of $7,750,000 in cash (the “Global Settlement Payment”) plus (b) the Company’s agreement to include within the working capital of the CSD as of the closing date approximately $1,648,000 of receivables, which the Company originally deemed to be uncollectible as of the closing date, but which the Company has subsequently either collected or determined to be collectible in the future. On July 28, 2003, the Company received the $7,750,000 payment due from the Seller.

The Company was required to make estimates of the fair value of assets, the fair value of liabilities, including environmental liabilities, and the cost of planned exit activities. While the Company has made a good-faith attempt to estimate the fair value of these assets and liabilities, the fair value of environmental liabilities is difficult to estimate. Prior to the acquisition of the CSD assets, the Company performed significant due diligence regarding the environmental liabilities; however, additional facts learned subsequent to the acquisition date about the nature and extent of environmental liabilities existing at the acquisition date have resulted and could further result in adjustment to the estimate of environmental liabilities that existed as of the acquisition date. The Company recorded purchase accounting adjustments based primarily upon a plan to close duplicate facilities and functions and reduce headcount. The cost of this plan is subject to revision as the Company implements the plan. The recorded values of the fixed assets and intangible assets are subject to adjustment as a result of other purchase price adjustments.

The Company continues to gather information about the remedial environmental liabilities acquired. Remedial environmental liabilities are substantive and inherently difficult to estimate. Likewise, the Company acquired a number of contingencies, which are not estimable based on the information available at this time. As information about these contingent liabilities becomes available to the Company, the Company may record additional liabilities as part of the purchase price allocation. Liabilities may be recorded based on information gathered or based on management’s plan to settle these liabilities.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12.9 million, which consisted primarily of increases in lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which will be or are closed. The Company continues to evaluate its plan regarding the integration of facilities, functions, and resources and may record additional exit costs as a result. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other Liability	Total
	Number of Employees	Liability	Number of Facilities	Liability
Balance December 31, 2002	223	$4,776	10	$3,530	$230	$8,536
Net change in estimate	—	—	—	(564)	—	(564)
Interest accretion	—	—	—	333	—	333
Utilized quarter ended March 31, 2003	(64)	(1,378)	—	(49)	(49)	(1,476)
Utilized quarter ended June 30, 2003	(46)	(1,025)	—	(22)	(151)	(1,198)

Balance June 30, 2003	113	$2,373	10	$3,228	$30	$5,631

ACQUISITION—(Continued)

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

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that BSSD will provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any such “shortfall” payment due the Company under the Master Waste Disposal Agreement was included within “Global Settlement Payment” paid by the Seller to the Company on July 28, 2003 pursuant to the Fourth Amendment to the Acquisition Agreement as described above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the effective date of the CSD acquisition (September 7, 2002). Accordingly, both the Company and the BSSD should be significant customers of each other for at least the three years following such date.

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

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Disposal costs to third parties	5.0	10.3	4.9	10.6
Other cost of revenues	71.6	59.7	71.0	60.8

Cost of revenues	76.6	70.0	75.9	71.4

Selling, general and administrative expenses	18.0	20.1	18.4	19.3
Accretion of environmental liabilities	1.6	0.0	1.7	0.0
Depreciation and amortization	3.8	4.4	4.1	4.7
Restructuring	0.0	0.0	0.0	0.0

Income from operations	0.0	5.5	(0.1)	4.6
Other income	0.3	0.0	0.1	0.0
Interest expense, net	3.5	4.0	3.7	4.2

Income (loss) before provision for income taxes and change in accounting principle	(3.2)	1.5	(3.7)	0.4
Provision for income taxes	0.7	0.7	0.7	0.2

Income (loss) before change in accounting principle	(3.9)	0.8	(4.4)	0.2
Cumulative effect of change in accounting principle	0.0	0.0	0.0	0.0

Net income (loss)	(3.9)%	0.8	(4.4)	0.2%

Segment data

The following table sets forth certain operating data associated with the Company’s results of operations and summarizes EBITDA contribution by operating segment for the three and six months ended June 30, 2003 and 2002. The Company considers EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 19, “Segment Reporting” thereto in the Company’s Annual Report on Form 10-K and Item 1, “Financial Statements” and in particular Note 10, “Segment Reporting” thereto in this report.

	Summary of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Technical Services	$111,133	$31,304	$213,403	$60,481
Site Services	60,921	28,477	99,562	53,230
Corporate Items	(19)	324	1,375	(287)

Total	172,035	60,105	314,340	113,424

Cost of Revenues:
Technical Services	78,778	20,632	154,889	41,321
Site Services	46,493	20,371	75,758	38,634
Corporate Items	6,526	1,045	7,764	1,035

Total	131,797	42,048	238,411	80,990

Selling, General & Administrative Expenses:
Technical Services	15,490	3,568	29,888	7,067
Site Services	4,606	2,308	8,770	4,877
Corporate Items	10,907	6,125	19,434	9,988

Total	31,003	12,001	58,092	21,932

EBITDA:
Technical Services	16,865	7,104	28,626	12,093
Site Services	9,822	5,798	15,034	9,719
Corporate Items	(17,452)	(6,846)	(25,823)	(11,310)

Total EBITDA Contribution	9,235	6,056	17,837	10,502

Reconciliation to Consolidated Statement of Operations
Accretion of environmental liabilities	2,783	—	5,516	—
Depreciation and amortization	6,439	2,649	13,087	5,344
Restructuring	—	—	(124)	—

Income (loss) from operations	13	3,407	(642)	5,158
Other income	429	—	446	—
Interest expense, net	5,979	2,483	11,489	4,756

Income (loss) before provision for income taxes and change in accounting principle	$(5,537)	$924	$(11,685)	$402

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles, the Company also uses the non-GAAP measure EBITDA which the Company defines in accordance with the Financing Agreement dated September 6, 2002, as amended, between the Company and Ableco Finance, LLC which is earnings before interest expense, income taxes, depreciation and amortization, accretion of environmental liabilities, gains or losses on the embedded derivative and restructuring expenses. The Company believes that EBITDA is useful to investors because it is an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures and service debt. In addition to the inclusion of EBITDA in the loan covenants, the number of common shares to which the Company’s Series C Convertible Redeemable Preferred Stock can be converted into is dependent on the level of future EBITDA. The Company also uses EBITDA to measure the performance of operating units and awards management incentive bonuses based on the level of EBITDA attained.

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

Three months ended June 30, 2003 versus the Three months ended June 30, 2002

Revenues

Total revenues for the three months ended June 30, 2003 increased $111,930,000 to $172,035,000 from $60,105,000 for the comparative period in 2002. Technical Services revenues for the three months ended June 30, 2003 increased $79,829,000 to $111,133,000 from $31,304,000 for the comparative period in 2002. Site Services revenues for the three months ended June 30, 2003 increased $32,444,000 to $60,921,000 from $28,477,000 for the comparative period in 2002. The Company performed one large emergency response job during the three months ended June 30, 2003 which accounted for 28.3% of Site Services revenues for that period. There was no major event in the same period of the preceding year. Other than the large emergency response event, the increases in total revenues, Technical Services revenues and Site Services revenues were primarily due to the acquisition of the CSD from Safety-Kleen. Partially offsetting the increases in revenues was a $550,000 decrease due to resolving in the second quarter 2003 certain billing disputes with Safety-Kleen Corp. which were resolved concurrently with the global settlement agreed to in the Fourth Amendment.

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

There are many factors which have impacted, and continue to impact, the Company’s revenues. These factors include: generally weak economic conditions; integration of operations of the former CSD; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; and direct shipment by generators of waste to the ultimate treatment or disposal location.

Cost of Revenues

Total cost of revenues for the three months ended June 30, 2003 increased $89,749,000 to $131,797,000 compared to $42,048,000 for the comparable period in 2002. Technical Services cost of revenue increased $58,146,000 to $78,778,000 from $20,632,000 for the comparable period in 2002. Site Services cost of revenue increased $26,122,000 to $46,493,000 from $20,371,000 for the comparable period in 2002. The change in cost of revenues in total and for Technical Services and Site Services are primarily a result of the CSD acquisition. As a percentage of revenues, combined cost of revenues in 2003 increased 6.6% to 76.6% from 70.0% for comparable period in 2002. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in 2003 as a percentage of revenues decreased 5.3% to 5.0% from 10.3% for the comparable period in 2002. This decrease in disposal expense is due to the Company internalizing waste disposal subsequent to the acquisition that the Company sent to third parties prior to the acquisition. The Company anticipates disposal costs paid to third parties as a percentage of revenues will decrease significantly for 2003 as compared to 2002 due to the internalization of waste in the acquired end disposal facilities for the entire year 2003 as compared to the approximately four months of 2002. Other costs of revenues as a percentage of revenues increased 11.9 % to 71.6% from 59.7% for the comparable period in 2002 primarily as a result of reduced facility utilization due to the level of waste processed which is due to the general economic environment and the fixed cost nature of the facilities. Included in cost of revenues for the three months ended June 30, 2003 is approximately $1,500,000 of increased health insurance expense due to higher than anticipated costs for the Company’s self-insured health insurance plan.

Accretion of Environmental Liabilities

For the three months ended June 30, 2003 the Company recorded accretion of environmental liabilities of $2,783,000, which arose from the discounting of CSD environmental liabilities under purchase accounting and the implementation of SFAS No. 143.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 increased $19,002,000 to $31,003,000 from $12,001,000 for the comparable period in 2002. The increase was primarily due to the acquisition of the CSD. The change in selling, general and administrative expenses by segment is primarily a result of the CSD acquisition. The Company expects selling, general and administrative expenses in 2003 to be significantly higher than in 2002 due to the increased size of the Company since the acquisition as compared to before the acquisition. Included in selling, general and administrative expenses for the three months ended June 30, 2003 is approximately $1,500,000 of increased health insurance expense due to higher than anticipated costs for the Company’s self-insured health insurance plan whose fiscal year ended May 31, 2003. In addition, the Company incurred significant foreign currency transaction costs of $1,507,000 for the three month period ended June 30, 2003 due to the U.S. dollar falling 7.5% as compared to Canadian dollar for the period.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2003 increased $3,790,000 to $6,439,000 from $2,649,000 for the comparable period in 2002. The increase was primarily due to depreciation and amortization arising from the acquisition of the CSD assets.

Depreciation and amortization expense for 2003 will be significantly higher due to the acquisition of the CSD from Safety-Kleen. The Company expects depreciation and amortization expenses in 2003 to be between $25,000,000 and $26,000,000.

Interest Expense, Net

Interest expense, net of interest income for the three months ended June 30, 2003, increased $3,496,000 to $5,979,000 from $2,483,000 for the comparable period in 2002. The increase in interest expense was due to higher average balances outstanding for the three months ended June 30, 2003 as compared to the same period in 2002, which resulted from the Company’s acquisition of the CSD assets.

Based on current interest rates, the balance of loans outstanding at June 30, 2003, the additional $20,000,000 of borrowings that may be required in the third quarter of 2003 under the Revolving Credit Agreement in order to fund additional cash collateral for the letter of credit facility, and the increase in interest rates under the amendments to the Company’s loan agreements (see “Liquidity and Capital Resources” below), the Company estimates that interest expense for 2003 will be approximately $24,000,000.

Income Taxes

Income tax expense for the three months ended June 30, 2003 increased $821,000 to $1,262,000 from $441,000 for the comparable period in 2002. Income tax expense for 2003 consists primarily of Canadian taxes of $1,177,000 and state income tax expense of approximately $85,000.

EBITDA Contribution

The combined EBITDA contribution for the three months ended June 30, 2003 increased $3,179,000 to $9,235,000 from $6,056,000 for the comparable period in 2002. The increase for Technical Services was $9,761,000 and for Site Services was $4,024,000, which was partially offset by an increase in corporate items of $10,606,000 that related to increases to costs of the infrastructure arising from the CSD acquisition. The combined EBITDA contribution is comprised of revenues of $172,035,000 and $60,105,000 net of cost of revenues of $131,797,000 and $42,048,000 and selling, general & administrative expenses of $31,003,000 and $12,001,000 for the three months ended June 30, 2003 and 2002, respectively.

Six months ended June 30, 2003 versus the Six months ended June 30, 2002

Revenues

Total revenues for the six months ended June 30, 2003 increased $200,916,000 to $314,340,000 from $113,424,000 for the comparative period in 2002. Technical Services revenues for the six months ended June 30, 2003 increased $152,922,000 to $213,403,000 from $60,481,000 for the comparative period in 2002. Site Services revenues for the six months ended June 30, 2003 increased $46,332,000 to $99,562,000 from $53,230,000 for the comparative period in 2002. The Company performed one large emergency response job during the six months ended June 30, 2003, which accounted for 17.3% of Site Services revenues for that period. The Company performed one large Site Services job in the first quarter of 2002. The job performed in 2002 related to the events of September 11, 2001 and were much lower than revenue for the job performed in 2003. Other than the events as discussed, the increases in total revenues, Technical Services revenues and Site Services revenues were due to the acquisition of the CSD from Safety-Kleen.

Cost of Revenues

Total cost of revenues for the six months ended June 30, 2003 increased $157,421,000 to $238,411,000 compared to $80,990,000 for the comparable period in 2002. Technical Services cost of revenue increased $113,568,000 to $154,889,000 from $41,321,000 for the comparable period in 2002. Site Services cost of revenue increased $37,124,000 to $75,758,000 from $38,634,000 for the comparable period in 2002. The change in cost of revenues in total and for Technical Services and Site Services are primarily a result of the CSD acquisition. As a percentage of revenues, combined cost of revenues in 2003 increased 4.5% to 75.9% from 71.4% for the comparable period in 2002. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in 2003 as a percentage of revenues decreased 5.7% to 4.9% from 10.6% for comparable period in 2002. This decrease in disposal expense is due to the Company internalizing waste disposal subsequent to the acquisition that the Company sent to third parties prior to the acquisition. The Company anticipates disposal costs paid to third parties as a percentage of revenues will decrease significantly for 2003 as compared to 2002 due to the internalization of waste in the acquired end disposal facilities for the entire year 2003 as compared to the approximately four months of 2002. Other costs of revenues as a percentage of revenues increased 10.2% to 71.0% from 60.8% for the comparable period in 2002 primarily as a result of reduced facility utilization due to the level of waste processed which is due to the general economic environment and the fixed cost nature of the facilities. Included in cost of revenues for the first six months of 2003 is approximately $1,500,000 of increased health insurance expense due to higher than anticipated costs for the Company’s self-insured health insurance plan.

Accretion of Environmental Liabilities

For the six months ended June 30, 2003 the Company recorded accretion of environmental liabilities of $5,516,000, which arose from the discounting of CSD environmental liabilities under purchase accounting and the implementation of SFAS 143.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2003 increased $36,160,000 to $58,092,000 from $21,932,000 for the comparable period in 2002. The increase was primarily due to the acquisition of the CSD. The change in selling, general and administrative expenses by segment is primarily a result of the CSD acquisition. Included in selling, general and administrative expenses for the six months ended June 30, 2003 is approximately $1,500,000 of increased health insurance expense due to higher than anticipated costs for the Company’s self-insured health insurance plan whose fiscal year ended May 31, 2003. In addition, the Company incurred significant foreign currency transaction costs of $2,307,000 for the six month period ended June 30, 2003 due to the U.S. dollar falling 16.5% as compared to Canadian dollar for the period.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2003 increased $7,743,000 to $13,087,000 from $5,344,000 for the comparable period in 2002. The increase was primarily due to depreciation and amortization arising from the acquisition of the CSD assets.

Interest Expense, Net

Interest expense, net of interest income for the six months ended June 30, 2003, increased $6,733,000 to $11,489,000 from $4,756,000 for the comparable period in 2002. The increase in interest expense was due to higher average balances outstanding for the six months ended June 30, 2003 as compared to the same period in 2002, which resulted from the Company’s acquisition of the CSD assets.

Income Taxes

Income tax expense for the six months ended June 30, 2003 increased $2,089,000 to $2,250,000 from $161,000 for the comparable period in 2002. Income tax expense for 2003 consists primarily of Canadian taxes of $2,065,000 and state income tax expense of approximately $185,000.

EBITDA Contribution

The combined EBITDA contribution for the six months ended June 30, 2003 increased $7,335,000 to $17,837,000 from $10,502,000 for the comparable period in 2002. The increase for Technical Services was $16,533,000 and for Site Services was $5,315,000, which was partially offset by an increase in corporate items of $14,513,000 that related to increases to costs of the infrastructure arising from the CSD acquisition. The combined EBITDA contribution is comprised of revenues of $314,340,000 and $113,424,000 net of cost of revenues of $238,411,000 and $80,990,000 and selling, general & administrative expenses of $58,092,000 and $21,932,000 for the six months ended June 30, 2003 and 2002, respectively.

Factors that May Affect Future Results

In addition to “Factors that May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 10, 2003, presented below is an additional factor that investors should consider with respect to an investment in the Company’s securities. Investors should be aware that there are various risks, including those described below, which may materially impact an investment in the Company’s securities or may in the future, and, in some cases, already do, materially affect the Company and its business, financial condition and results of operations. This section includes or refers to certain forward-looking statements; investors should read the explanation of the qualifications and limitations on such forward-looking statements discussed on page 27 of this report.

As discussed below under “Liquidity and Capital Resources,” the Company negotiated amendments to the financing agreements due to loan covenant violations that included resetting the loan covenants to levels the Company believes it will be able to meet in the future. No assurance can be given that the Company will be able to meet the loan covenants in the future or that the Company will be able to obtain waivers from the lenders if the loan covenants are violated in the future. Violating the loan covenants in future periods could result a significant decrease in the value of the Company’s stock.

ENVIRONMENTAL LIABILITIES

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 was recorded as a change in accounting principle, which requires that cumulative-effect adjustment be recorded in the statement of operations.

The principal changes from the implementation of SFAS No. 143 were (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company’s credit-adjusted risk free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which will now be expensed in the period incurred under SFAS No. 143 and (3) a reduction due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.5 million resulted in a corresponding reduction in the value allocated to the assets acquired (see “Acquisition” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The implementation also resulted in a net of tax cumulative-effect adjustment of $8,000 recorded in the statement of operations for the six months ended June 30, 2003.

The implementation of SFAS No. 143 for companies in the hazardous waste industry is complex. Directly following is a table that summarizes the difference between the Company’s historical practices and current practices of accounting for facility closure, facility post-closure care, landfill cell closure and remedial liabilities. Following the table is a detailed discussion of the accounting for environmental liabilities and tables that detail the roll-forward of the environmental liabilities from December 31, 2002 through June 30, 2003.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:

Cell closure	Cell closure costs are the costs required to construct a landfill cell cap.	No change.

Landfill closure	Includes costs required to dismantle certain landfill structures and regulatory costs such as groundwater monitoring, leachate management and financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Landfill post-closure	Costs include routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill closure	Costs of decontaminating waste handling equipment, pipes, enclosures, etc. contaminated in the normal course of operations. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of non-landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Non-landfill post-closure	Costs include routine monitoring and maintenance after the facility has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance. Post-closure care is not typically required for permitted non-landfill facilities.	No change, except that financial assurance is no longer included as a cost component of non-landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Remedial liabilities	The costs of removal or containment of contaminated material including material that became contaminated as part of normal operations.	The costs of removal or containment of contaminated material that did not arise as the result of normal operations. Certain costs previously classified as remedial costs were reclassified as closure costs based on SFAS No. 143 requiring that closure costs arising out of normal operations be accounted for as part of the asset retirement obligation.

Discount rate	Risk-free rate (4.9% at December 31, 2002) was used to discount accrued closure and post-closure obligations, and remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. Remedial obligations incurred in the course of operations are generally undiscounted.	Credit-adjusted, risk-free rate (14.0% at January 1, 2003) for liabilities accrued under SFAS No. 143. Remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are and will continue to be discounted at the risk free interest rate at the time of the acquisition (4.9%). No change to remedial obligations incurred in the course of operations.

Cost estimates	Costs were estimated based on performance, principally by third parties, with a reasonable portion estimated at the Company’s internal cost.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation	Cost was inflated to period of performance (2.4% for the period ended December 31, 2002).	Inflation rate changed to 2.0% effective January 1, 2003.

Recognition of Assets and Liabilities:

Cell closure	Cell closure was accrued on the units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste.	Each capping event is accounted for as a discrete obligation. All capping is recorded as a liability and asset, based on the discounted cash flow associated with each capping event, as airspace is consumed related to the specific capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Landfill closure and post-closure	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities was recorded to accrued environmental liabilities, with a corresponding charge to cost of operations as airspace is consumed.	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued environmental liabilities, with a corresponding increase in landfill assets as airspace is consumed.

Non-landfill closure and post-closure	Closure and post-closure costs were accrued when a decision was made to close a non-landfill facility.	At the time of facility acquisition or construction, the present value of the asset retirement obligation is recorded as an asset and a retirement liability is recorded in the same amount. The asset retirement cost is depreciated over the estimated life of the facility and the liability is accreted at the credit-adjusted risk free interest rate.

Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability.	Not applicable.

Amortization of asset retirement cost	Not applicable for cell closure, landfill and non-landfill facility closure and post-closure.	Landfill facilities are amortized to depreciation and amortization expense as airspace is consumed over the life of cell or landfill. Non-landfill facilities are amortized to depreciation and amortization expense using the straight-line method over the estimated life of the facility.

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed. Remedial liabilities were accreted at the risk-free interest rate using the effective interest method.	Accretion expense for closure and post-closure liabilities is charged to operations at the credit-adjusted, risk-free rate (14%). Accretion expense relating to remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are accreted at the risk-free interest rate at the time of the acquisition (4.9%). The effective interest method is used in both instances.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of June 30, 2003 there was one unpermitted expansion included in the Company’s landfill accounting model, which represents approximately 23% of the Company’s remaining airspace at this date. This expansion does not represent an exception to the Company’s established criteria.

As of June 30, 2003, the Company has 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

Facility Name	Location	Remaining lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
			Permitted	Unpermitted	Total
Altair	Texas	0.3	24		24
Buttonwillow	California	73	10,380		10,380
Deer Park	Texas	21	590		590
Deer Trail	Colorado	3	28		28
Grassy Mountain	Utah	11	923		923
Kimball	Nebraska	18	519		519
Lone Mountain	Oklahoma	13	1,588		1,588
Ryley	Alberta	29	1,071		1,071
Sarnia	Ontario	29	492	5,493	5,985
Sawyer	North Dakota	31	499		499
Westmorland	California	46	2,732		2,732

			18,846	5,493	24,339

In addition, the Company had 2,945,000 cubic yards of permitted, but not highly probable, airspace as of June 30, 2003. Permitted, but not highly probable, airspace is permitted airspace that the Company has determined that it is unlikely to utilize.

The following table presents the remaining highly probable airspace from December 31, 2002 through June 30, 2003 (in thousands):

Highly Probable Air Space (Cubic Yards)
Remaining capacity at December 31, 2002	25,288
Consumed six months ended June 30, 2003	(310)
Change in estimate	(639)

Remaining capacity at June 30, 2003	24,339

Non-Landfill Closure and Post-Closure

Final closure and post-closure obligations for facilities other than landfills—Final closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. Final closure and post-closure costs are increased for inflation (2.0% for the period ended June 30, 2003) and discounted at the Company’s credit-adjusted risk-free interest rate (14.0% for the period ended June 30, 2003). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp., and the Company believes that the remedial obligations did not arise from normal operations. Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting. Certain costs previously classified as remedial costs were reclassified as closure costs at June 30, 2003, if the Company determined that the remedial liability arose from normal operations.

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

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). The Company adopted SFAS No. 143 in the first quarter of 2003. Under SFAS No. 143, final closure and post-closure liabilities are inflated using estimates of future inflation until the time of payment then discounted using the Company’s credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting.

The Company has recorded landfill and non-landfill net asset retirement costs as follows (amounts in thousands):

	June 30, 2003	December 31, 2002
Landfill and non-landfill net asset retirement costs	$673	$—

The Company has recorded liabilities for closure, post-closure and remedial obligations as follows (amounts in thousands):

	June 30, 2003	December 31, 2002
Current portion of environmental liabilities	$22,216	$19,821
Non-current portion of environmental liabilities	144,637	184,790

Total	$166,853	$204,611

Environmental Liabilities Rollforward

The changes to environmental liabilities for the six months ended June 30, 2003 are as follows (in thousands):

	December 31, 2002	Cumulative effect of changes in accounting for Asset Retirement Obligation	Purchase accounting adjustment due to change in Accounting for Asset Retirement Obligation	Opening Balance Sheet Adjustment	Asset Retirement Cost Offset	Charges to Expense	Reclassifications and other	Payments	June 30, 2003
Landfill retirement liability	$60,765	$(135)	$(38,737)	$2,851	$436	$1,688	$200	$(42)	$27,026
Non-landfill retirement liability	—	1,769	7,122	737	—	716	(85)	(1,313)	8,946
Remedial liabilities:
Remediation for landfill sites	4,519	—	—	26	—	127	188	(28)	4,832
Remediation, closure and post-closure for closed sites	105,059	233	(14,729)	(176)		2,028	430	(1,509)	91,336
Remediation (including Superfund) for non-landfill open sites	34,268	—	—	395	—	902	301	(1,153)	34,713

Total	$204,611	$1,867	$(46,344)	$3,833	$436	$5,461	$1,034	$(4,045)	$166,853

In the following table, reserves for environmental obligations are classified as of each balance sheet date based on their classification at June 30, 2003. Certain reserves were reclassified on January 1, 2003 in connection with the adoption of SFAS No. 143. Reserves for closure, post-closure and remedial obligations are as follows (in thousands):

	June 30, 2003	December 31, 2002
Landfill retirement liability:
Cell closure	$17,145	$20,336
Facility closure	5,210	12,125
Post-closure	4,671	28,304

	27,026	60,765

Non-landfill retirement liability:
Facility closure and post closure	8,946	—

Remedial liabilities:
Remediation for landfill sites	4,832	4,519
Remediation, closure and post-closure for closed sites	91,336	105,059
Remediation (including Superfund) for non landfill open sites	34,713	34,268

	130,881	143,846

Total	$166,853	$204,611

All of the landfill facilities included in the table above are active as of June 30, 2003.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining period 2003	$9,883
2004	27,642
2005	28,585
2006	12,874
2007	13,635
Thereafter	299,067

Subtotal	391,686
Less: Reserves to be provided (including discount of $151.6 million) over remaining site lives	(224,833)

Total	$166,853

Remedial liabilities, including Superfund liabilities—As described in the tables above under “Discounted environmental liabilities,” the Company has as of June 30, 2003 a total of $130.9 million of estimated liabilities for remediation of environmental contamination, of which $4.8 million related to the Company’s landfills and $126.1 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 54 active or Superfund sites as of June 30, 2003. As described in Note 8, “Legal Proceedings,” of the Company’s audited financial statements for the year ended December 31, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

Remediation liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminates exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded are dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if or when additional information becomes available.

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to estimate accurately the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities, which the Company acquired as part of the CSD assets and 34 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share.

Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of June 30, 2003 (as calculated in accordance with generally accepted accounting principles) for future remediation and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $130.9 million. The Company also estimates that it is “reasonably possible”, as that term is defined in Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $20.1 million greater than such $130.9 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the estimated amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability

Facilities now used in active conduct of the Company’s business (15 facilities)	$30,201	23.1%	$7,439

Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (10 facilities)	91,336	69.8	11,001

Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (20 sites)	7,376	5.6	1,492

Sites for which the Company had liabilities prior to the acquisition of CSD assets (28 superfund sites and 5 other sites)	1,968	1.5	203

Total:	$130,881	100.0%	$20,135

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Baton Rouge, LA	Closed incinerator and landfill	$30,468	23.3%	$4,454
Bridgeport, NJ	Closed incinerator	28,637	21.9	3,512
Roebuck, SC	Closed incinerator	10,737	8.2	851
Cleveland, OH	Closed wastewater treatment	8,392	6.4	766
San Jose, CA	TSDF	7,308	5.6	731
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	37,770	28.8	8,326
Various	Superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste (54 facilities)	7,569	5.8	1,495

	Total:	$130,881	100.0%	$20,135

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

Contingent Remedial Liabilities—SFAS No. 5 requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those liabilities any liabilities which are not both probable and estimable. As described in Note 8, “Legal Proceedings,” to the Company’s audited financial statements as of December 31, 2002, as included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” the Company may incur certain remedial liabilities in the future in connection with the facility and site which are the subject of those proceedings, but the amount of those potential liabilities are not both probable and estimable at this time. Accordingly, the Company has not recorded any such remedial liabilities as part of the purchase price for the CSD assets. Prior to the first anniversary on September 7, 2003 of the acquisition of the CSD assets, the Company will endeavor to estimate the cost of any remedial liabilities which the Company may incur in connection with such facility and site so that any such liabilities can be recorded as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles. If the Company cannot by September 7, 2003 record these contingent liabilities as an adjustment to the purchase price, then these contingent remedial liabilities could result in a material loss when they become probable and estimable.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company’s primary sources of liquidity are cash flows from operations, existing cash and the Revolving Credit Facility (as hereinafter defined). As of June 30, 2003, cash and cash equivalents was approximately $5,405,000, $40,162,000 had been drawn on the Revolving Credit Facility, and the Company had approximately $41,893,000 available to borrow under this facility. The Company is currently required to post in the quarter ending September 30, 2003 an additional $20,000,000 of collateral to support the issuance of additional letters of credit to support its financial assurance obligations. The Company funded $10,000,000 of this amount in July 2003. The Company expects the source of additional cash collateral to be borrowings under its Revolving Credit Facility or cash flow generated from operations.

The Company intends to use its existing cash and cash flow from operations to fund future operating expenses and recurring capital expenditures. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. As part of the CSD acquisition, the Company assumed environmental liabilities of CSD valued as of June 30, 2003, in accordance with generally accepted accounting principles of approximately $160.3 million. The Company performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company anticipates such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

Cash Flows for the six months ended June 30, 2003

For the six months ended June 30, 2003, the Company generated approximately $4,532,000 of cash from operating activities. Non-cash expenses recorded for the six months ended June 30, 2003 totaled $20,666,000. These adjustments consisted primarily of non-cash expenses of $13,087,000 for depreciation and amortization, $5,516,000 for the accretion of environmental liabilities, $1,082,000 for allowance for doubtful accounts and $1,069,000 for the amortization of deferred financing costs. Other sources of cash totaled $12,088,000 and primarily consisted of accounts receivable decreasing by $5,351,000, prepaid expenses decreasing by $2,210,000, deferred costs decreasing by $1,161,000, and unbilled accounts receivable decreasing by $3,117,000. Other uses of cash totaling $14,279,000 and consisted primarily of a decrease in deferred revenue of $6,571,000, which was due primarily to improvements realized by the integration of the CSD into the Company’s operations, a decrease in environmental liabilities of $2,707,000, a decrease in accounts payable of $2,321,000, a decrease in income taxes payable of $1,295,000 and a decrease in other assets of $1,229,000.

For the six months ended June 30, 2003, the Company used $35,527,000 of cash in investing activities. These consisted of additions to property, plant and equipment and permits of $12,296,000, and restricted investments of $23,410,000 purchased to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $179,000.

For the six months ended June 30, 2003, the Company obtained $22,085,000 of cash from financing activities. Cash from financing activities consisted primarily of net borrowings of $22,459,000 under the Revolving Credit Facility, $890,000 of uncashed checks, proceeds from the exercise of stock options of $367,000 and proceeds from the employee stock purchase plan of $256,000. Partially offsetting these were repayments of $351,000 on Senior Loans and dividend payments of $974,000.

The Company used the sources of cash from financing activities of $22,085,000 together with the $4,532,000 of cash generated from operations and a decrease in the amount of cash on-hand of $8,910,000 to fund the investing activities of $35,527,000 previously discussed.

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

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility.    The Revolving Credit Facility allows the Company to borrow up to $100,000,000 in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20,000,000 in Canadian dollars and a line for the Company and its US subsidiaries equal to $100,000,000 in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20,000,000. At June 30, 2003, letters of credit outstanding were $1,044,000 and the Company had approximately $41,893,000 available to borrow. This consisted of borrowing availability in the U.S. of approximately $29,140,000 and availability in Canada of approximately $12,753,000 (USD).

The Revolving Credit Facility provides for certain covenants, the most restrictive of which at June 30, 2003 required the Company to maintain a minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company did not achieve the required level of EBITDA for the period ended June 30, 2003. The EBITDA loan covenant under the Revolving Credit Facility was waived by amending the Loan and Security Agreement. Under the terms of the Third Amendment to the Loan and Security Agreement (the “Third Amendment”), the Company is now required to maintain consolidated EBITDA of not less than $15,700,000 for the quarter ending September 30, 2003 and $32,250,000 for the two quarters ending December 31, 2003. The required level of EBITDA then increases in approximately equal quarterly increments to $64,600,000 for the year ending December 31, 2004.

The Company is now also required to maintain a rolling four quarters fixed charge coverage ratio of not less than 0.85 to 1.0 for the quarter ending September 30, 2003 and 0.90 to 1.0 for the two quarter period ending December 31, 2003, respectively. The required fixed charge coverage ratio then increases to 0.95 to 1.0 for the three quarter period ending March 31, 2004, to 1.0 to 1.0 for the rolling four quarter period commencing June 30, 2004, to 1.1 to 1.0 for the rolling four quarter period ending March 31, 2005 and to 1.2 to 1.0 for the rolling four quarter period commencing June 30, 2005. As amended by the Third Amendment, the Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at prime plus 0.50%. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

In exchange for amending the loan covenants for future periods, the Third Amendment requires the Company to pay an amendment fee of $250,000 and increases the interest rate under the Revolving Credit Facility for borrowings in the United States from LIBOR plus 3.25% to LIBOR plus 3.50% or from the prime rate plus 0.25% to the prime rate plus 0.50%. For borrowings in Canada, the Third Amendment increases the interest rate from the Canadian prime rate plus 0.25% to the Canadian prime rate plus 0.50%. These increases in the interest rates became effective as of August 1, 2003 and will continue until such time as the Company delivers financial statements for three consecutive quarters that show the Company has attained a fixed charge coverage ratio of at least 1.1 to 1.0. In such event, the interest rates will revert for future periods to LIBOR plus 3.25% or prime plus 0.25% for borrowings in the United States and to the Canadian prime rate plus 0.25% for Canadian borrowings.

Senior Loans and Subordinated Loans.     The Senior Loans and Subordinated Loans provide for certain covenants, the most restrictive of which required at June 30, 2003, the Company to maintain a minimum consolidated annualized EBITDA. The Company did not achieve the required level of EBITDA for the period ended. The EBITDA loan covenant under the Financing Agreement was waived by amending the Financing Agreement. Under the terms of the Second Amendment to the Financing Agreement (the “Second Amendment”), the Company is now required to maintain consolidated four quarters rolling EBITDA of not less than $52,997,000 and $50,106,000 for the quarters ending September 30 and December 31, 2003, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $64,610,000, $80,270,000, $90,930,000, and $107,089,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain a rolling four quarters fixed charge coverage ratio of not less than 0.93, and 0.80 to 1.0 for the fiscal quarters ending September 30 and December 31, 2003, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.12, 1.33, 1.43 and 1.55 to 1.0 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain a leverage ratio of 2.13 and 2.27 to 1.0 for the four consecutive quarters ending September 30 and December 31, 2003, respectively. The required leverage ratio then decreases in approximately equal quarterly increments to 1.65, 0.98, 0.62 and 0.21 to 1.0 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

In exchange for amending the loan covenants for future periods, the Second Amendment requires the Company to pay an amendment fee of $620,000. In addition, the Company could be required to pay an additional amendment fee of $620,000 if the Company fails to achieve certain levels of EBITDA for the period commencing July 1, 2003 through December 31, 2003.

The Company negotiated amendments to the financing agreements that included resetting the loan covenants to levels that the Company believes that it will be able to meet in the future. While the Company was able to renegotiate the loan covenants with the lenders, and the Company believes that it will be able to meet the covenants in the future. No assurance can be given that the Company will be able to meet the loan covenants in the future or that the Company will be able to obtain waivers from the lenders if the loan covenants are violated in the future.

L/C Facility.    At June 30, 2003, letters of credit outstanding under the L/C Facility were approximately $81,441,000. The Company is currently required to provide for an additional $20,000,000 of collateral in the quarter ending September 30, 2003 to support the issuance of additional letters of credit for its financial assurance obligations. The Company funded $10,000,000 of this amount in July 2003. The Company expects the source of additional cash collateral to be borrowings under Revolving Credit Facility or cash flow provided from operations.

See “Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)” under the heading “Segment Data” in

Item 2 of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion about the non-GAAP measure EBITDA.

Stockholder Matters

In January 2003, the Company issued 954,207 shares of common stock in exchange for 954,812 warrants that were then terminated and that were issued relating to the April 2001 issuance of the $35 million Subordinated Notes.

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. For 2003 and 2002, the Company paid the January 15 and April 15 dividends on the Series B Preferred Stock in cash. However, because of the amendment to the Company’s Financing Agreement which became effective in May 2003, the Company anticipates that dividends on the Series B Preferred Stock will be paid in common stock for the foreseeable future.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of 2003 (see “Environmental Liabilities” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of SFAS No. 145 will result in the reclassification of the extraordinary loss related to early extinguishment of debt of $24,658,000, recorded in the quarter ended September 30, 2002, to other expenses in arriving at its income or loss from operations for that period. The Company believes the adoption of SFAS No. 145 will not materially affect the Company’s financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 as of January 1, 2003 had no impact on results of operations or financial condition for the six months ended June 30, 2003.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 changed the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 had no effect on the classification of liabilities or equity for the Company at June 30, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The adoption of FIN 46 had no impact on the results of operations or financial condition for the period ending June 30, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company’s philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow at variable rates for working capital and other short term needs. The following table provides information regarding the Company’s fixed rate borrowings at June 30, 2003 (dollars in thousands):

Scheduled Maturity Dates	Six Months Remaining 2003	2004	2005	2006	2007	Thereafter	Total
Subordinated Loans	$—	$—	$—	$—	$40,000	$—	$40,000
Redeemable Convertible Preferred Stock	—	—	—	—	—	36,673	36,673
Capital Lease Obligations	248	514	464	365	314	41	1,946

	$248	$514	$464	$365	$40,314	$36,714	$78,619

Weighted average interest rate on fixed rate borrowings	15.8%	15.8%	15.6%	15.4%	11.2%	6.0%

In addition to the fixed rate borrowings described in the table above, the Company had outstanding at June 30, 2003 Senior Loans of $114,649,000 that bore interest at June 30, 2003 at LIBOR (1.20% at June 30, 2003) plus 7.75%. Borrowings under the Revolving Credit Facility of $40,162,000 bore interest at June 30, 2003 at the “prime” rate (4.25% at June 30, 2003) plus 0.25%. The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balances outstanding at June 30, 2003 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on June 30, 2003, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

Description of Debt	Principal Balance June 30, 2003	Interest if Interest Rates Remain Unchanged	Interest if Interest Rates Increase 200 b.p.	Interest if Interest Rates Decrease 200 b.p.
Senior Loans	$114,649	$10,261	$12,554	$7,968
Revolving Credit Facility	40,162	1,807	2,610	1,004

	$154,811	$12,068	$15,164	$8,972

Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet. The Company views its investment in the Canadian subsidiaries as long-term; thus, the Company has not entered into any hedging transactions between the Canadian dollar and the U.S. dollar. The Canadian subsidiaries transact approximately 25% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three and six months ended June 30, 2003, the U.S. dollar fell approximately 7.5% and 16.5%, respectively, against the Canadian dollar resulting in foreign currency losses of $800,000 and $2,307,000, respectively. The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

As more fully described in Note 14, Redeemable Series C Preferred Stock, in the Company’s 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002, the Company issued Series C Preferred Stock $0.01 par value (the “Series C Preferred Stock”) for $25,000,000 on September 10, 2002, and incurred $2,891,000 of issuance costs. The Company has determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in seven years with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15,677,000 for the Host Contract with the remaining cash proceeds received at issuance of $9,323,000 assigned as the fair value of the Embedded Derivative. The Company recorded in Other Long-term Liabilities the $9,323,000 initial fair value of the Embedded Derivative and will periodically mark that value to market until such time as the maximum number of shares of common stock, which may be issued upon conversion of the Series C Preferred Stock is determined. As of June 30, 2003, the market value of the Embedded Derivative was determined to be $8,747,000 and the Company recorded $429,000 and $446,000 of Other Income for the three and six months, respectively, to reflect such adjustment. The Company believes in future periods that the value of the Embedded Derivative could increase or decrease significantly based on such factors as changes in the market value of the Company’s common stock, changes in prevailing interest rates and changes in the volatility of the Company’s common stock.

ITEM 4.    CONTROLS AND PROCEDURES

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial period of the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations within the United States and certain systems in Canada are substantially integrated and operating efficiently as of June 30, 2003. During the integration process, the Company identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies and security. In addition, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, increases the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen’s pre-existing deficiencies in financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen has provided to the Company are not accurate. Prior to the acquisition, the Company conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

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

In connection with the audit for the year ended December 31, 2002, PricewaterhouseCoopers LLP (“PwC”) advised the Audit Committee of the Company’s Board of Directors, and the Chief Financial Officer and the Corporate Controller advised the Disclosure Committee, that during the course of the audit of the Company’s financial statements for the year ended December 31, 2002, they noted material weaknesses in internal controls relating to the documentation and the retention of documentation for the environmental liabilities, material weaknesses in internal controls for the process of calculating deferred revenue, and material weaknesses in internal controls over recording expenses in the appropriate period. Also, reportable conditions existed for valuation of supplies inventory and security over significant financial systems.

Most of the deficiencies were introduced with the CSD acquisition. The Company has observed steady improvement during the months subsequent to the acquisition and anticipates further improvements as the new users of the Company’s systems become more experienced and key data elements transferred from the old CSD systems are replaced with more current and accurate information from transactions processed through the Company’s systems. In addition, the Company intends to create a new function headed by a senior manager focused on assessment and remediation of internal controls and procedures for financial reporting.

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

Item 2—Changes in Securities—None

Item 3—Defaults Upon Senior Securities—See Note 4 to the consolidated financial statements included in this report.

Item 4—Submission of Matters to a Vote of Security Holders—The Company’s 2003 Annual Meeting of the Stockholders was held on May 15, 2003. At the meeting, the Stockholders elected John T. Preston and Lorne R. Waxlax to serve as directors of the Company for a three-year term, until the 2006 Annual Meeting of Stockholders. Other directors whose term of office as director continued after the meeting were: John P. DeVillars, John F. Kaslow, Daniel J. McCarthy, Alan S. McKim and Thomas J. Shields. Of the 12,311,067 shares voting at the meeting, 12,302,867 shares (99.9%) were voted in favor of the election of Mr. Preston and 12,302,017 shares (99.9%) were voted in favor of the election of Mr. Waxlax.

Item 5—Other Information—None

Item 6—Exhibits and Reports on Form 8-K

a.    Exhibits

Item No.	Description	Location

2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	Filed herewith

4.24C	Third Amendment dated as of August 8, 2003 to the Loan and Security Agreement by and between Congress Financial Corporation (New England) as Agent, and Congress Financial Corporation (New England) and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its subsidiaries as Borrowers.	Filed herewith

4.25B	Second Amendment dated as of August 8, 2003 to the Financing Agreement by and among Clean Harbors, Inc., certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent.	Filed herewith

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

b.    Reports on Form 8-K

During the fiscal quarter ended June 30, 2003, the Company filed Reports on Form 8-K dated April 1, 2003, May 14, 2003 and May 21, 2003. Pursuant to Item 9 of Form 8-K, such Reports furnished to the Securities and Exchange Commission copies of the Company’s press releases dated April 1, 2003, May 14, 2003 and May 20, 2003, each of which contained earnings announcements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC. Registrant

Dated: August 14, 2003	By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Dated: August 14, 2003	By:	/s/ MARK S. BURGESS
Mark S. Burgess
Executive Vice President and Chief Financial Officer