Form 10-Q/A
period 2003-03-31
CLEAN HARBORS INC
filed 2003-11-14
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	13,846,432
(Class)	(Outstanding at November 4, 2003)

EXPLANATORY NOTE

This Amendment No. 1 of the Quarterly Report on Form 10-Q of Clean Harbors, Inc. sets forth restated Consolidated Statements of Cash Flows for the three months ended March 31, 2003, and revised related disclosures as a result of making corrections to the previously filed Consolidated Statements of Cash Flows. These corrections reclassify on the Statements of Cash Flows certain non-cash items associated with purchase accounting and increase both the previously reported net cash provided by operating activities and net cash used for investing activities by an approximately corresponding amount. See Note 11 to our unaudited consolidated financial statements for further discussion of the restatement. The restatement does not affect the previously filed Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statement of Stockholders’ Equity. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement of the Consolidated Statements of Cash Flows. In addition, the certifications of the Company’s officers filed as Exhibits have been updated.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, except as required to reflect the restated Consolidated Statements of Cash Flows, to reflect the effects of the restatement on Notes 4 and 11 to the Consolidated Financial Statements, to reflect the effects of the restatement on the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to update certain certifications as noted above. As a result, this amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 contains forward-looking information that has not been updated for events subsequent to the date of the original filing of the Form 10-Q for the quarter ended March 31, 2003, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31,
	2003	2002
	(As Restated See Note 11)
Cash flows from operating activities:
Net loss	$(7,144)	$(242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,648	2,695
Cumulative effect of change in accounting principle, net of income tax	8	—
Allowance for doubtful accounts	393	188
Amortization of deferred financing costs	537	139
Accretion of environmental liabilities	2,733	—
Amortization of debt discount	—	89
Deferred income taxes	—	(370)
(Gain) loss on sale of fixed assets	25	(19)
Stock options expensed	7	—
Gain on embedded derivative	(17)	—
Foreign currency loss on intercompany transactions	294	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	14,176	9,052
Unbilled accounts receivable	2,600	987
Deferred costs	917	202
Prepaid expenses	2,265	(1,890)
Supplies inventories	(101)	50
Other assets	(1,050)	(17)
Accounts payable	(5,068)	(4,766)
Environmental liabilities	(2,888)	—
Deferred revenue	(5,058)	(2,324)
Accrued disposal costs	(6)	(1,427)
Other accrued expenses	(3,304)	(3,164)
Income taxes payable	849	(166)
Other liabilities	—	29

Net cash provided by (used in) operating activities	6,816	(954)

Cash flows from investing activities:
Additions to property, plant and equipment	(8,461)	(2,118)
Cost of restricted investments purchased	(222)	(4)
Proceeds from sale of fixed assets	228	20

Net cash used in investing activities	(8,455)	(2,102)

Cash flows from financing activities:
Payments on Senior Loans	(351)	(929)
Net repayments under long-term revolving credit facility	(2,794)	—
Uncashed checks	(2,267)	(394)
Proceeds from exercise of stock options	290	304
Dividend payments on preferred stock	(487)	(112)
Proceeds from employee stock purchase plan	128	52
Payments on capital leases	(131)	—
Other	—	3

Net cash used in financing activities	(5,612)	(1,076)

Decrease in cash and cash equivalents	(7,251)	(4,132)
Effect of exchange rate changes on cash	348	—
Cash and cash equivalents, beginning of year	13,682	6,715

Cash and cash equivalents, end of year	$6,779	$2,583

Supplemental information:
Non cash investing and financing activities:
Tax benefit relating to exercise of stock options	$—	$259

Property, plant and equipment accrued	$5,637	$471

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

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $158.9 million. The approximately $107.1 million decrease in the assumed environmental liabilities consists of a net $20.2 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations, a $40.5 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting and a $46.5 million decrease as a result of Statement of Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was effective as of January 1, 2003. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and in a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. Intangible assets recorded at $71,716,000 consist of $67,392,000 of permits and $4,324,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As the fair value of the assets acquired from the CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $303,958,000. The Company also concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

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

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) ACQUISITION—(Continued)

fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that the BSSD would provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any shortfall payment due the Company under the Master Waste Disposal Agreement is included within the proposed settlement of the working capital deficiency discussed above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the closing. Accordingly, both the Company and the BSSD should be significant customers of each other for at least the next three years.

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

The Revolving Credit Facility provides for certain covenants, the most restrictive of which, prior to the amendment described below, required that the Company maintain minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $63,700,000 for the fiscal quarter ended March 31, 2003. For the quarter ended March 31, 2003, annualized EBITDA was $55,694,000 which was not within covenant. The Company was also required to maintain an annualized rolling fixed charge coverage ratio of not less than 0.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the fixed charge coverage ratio was 1.0 to 1.0 which was within covenant.

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

In exchange for the lenders waiving the violation of the EBITDA loan covenant as of March 31, 2003 and resetting the loan covenants for future periods, the Second Amendment to the Loan and Security Agreement requires the Company to pay an amendment fee of $100,000 and increases the interest rate under the Revolving Credit Facility for borrowings in the United States from LIBOR plus 3.00% to LIBOR plus 3.25%, or from the prime rate to the prime rate plus 0.25%. These increases in the interest rates became effective as of April 1, 2003 and will continue until such time as the Company delivers financial statements for the period ending September 30, 2003 that show the Company is in compliance with its loan covenants as of that date. In such event, the interest rates will revert for future periods to LIBOR plus 3.00% or prime as in effect prior to the amendment of the Loan and Security Agreement.

Senior Loans and Subordinated Loans. The Senior Loans and the Subordinated Loans provide for certain covenants the most restrictive of which, prior to the amendment described below, required that the Company maintain minimum consolidated annualized EBITDA of not less than $63,700,000 for the fiscal quarter ended March 31, 2003. For the quarter ended March 31, 2003, annualized EBITDA was (as described above) $55,694,000 which was not within covenant. The Company was also required to maintain an annualized fixed charge coverage ratio of not less than 0.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the fixed asset coverage ratio was 1.0 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated annualized EBITDA of not more than 3.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the leverage ratio was 3.1 to 1.0 which was within the covenant.

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

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Facilities now used in active conduct of the Company’s business (16 facilities)	$27,566	21.4%	$6,782

Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (9 facilities)	92,454	71.6	10,009

Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (23 sites)	7,008	5.4	1,277

Sites for which the Company had liabilities prior to the acquisition of CSD assets (28 superfund sites and 5 other sites)	2,026	1.6	203

Total:	$129,054	100.0%	$18,271

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Baton Rouge, LA	Closed incinerator and landfill	$29,886	23.1%	$2,752
Bridgeport, NJ	Closed incinerator	28,055	21.7	$3,882
Roebuck, SC	Closed incinerator	10,770	8.4	$889
Cleveland, OH	Closed wastewater treatment	8,273	6.4	$781
San Jose, CA	TSDF	7,189	5.6	$675
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	37,680	29.2	$8,072
Various	Superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste (54 facilities)	7,201	5.6	1,280

	Total:	$129,054	100.0%	$18,271

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) RESTATEMENT OF STATEMENTS OF CASH FLOWS

Subsequent to the filing of the Company’s unaudited consolidated financial statements for the three months ended March 31, 2003, the Company determined that certain errors had been made in the preparation of the Consolidated Statements of Cash Flows for the three months ended March 31, 2003. The restatement does not affect the previously filed Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statement of Stockholders’ Equity. The Company has restated the Consolidated Statements of Cash Flows for the period ended March 31, 2003 to correct the errors noted. The compliance with the loan covenants described in Note 4, Financing Arrangements, has also been restated due to the restatement of the Consolidated Statements of Cash Flows.

The preparation of a statement of cash flows requires that changes to balance sheet accounts be analyzed as to whether the change in balance from the beginning of the period to the end of the period are cash or non-cash. The principal error made in the preparation of the Consolidated Statement of Cash Flows for the three month period ended March 31, 2003 was that non-cash reductions relating to purchase accounting and purchase orders within property, plant and equipment were netted against cash expended for additions of property, plant and equipment. This error was then further compounded primarily by making additional errors relating to other non-cash purchase accounting adjustments. Due to the restatement, net cash provided by operating activities increased by $2,506,000 from the $4,310,000 previously reported to $6,816,000 as restated; net cash used in investing activities increased by $2,375,000 from the $6,080,000 previously reported to $8,455,000 as restated; and net cash used in financing activities increased by $131,000 from the $5,481,000 previously reported to $5,612,000 as restated. There was no change in the net decrease in the amount of cash and cash equivalents previously reported of $7,251,000.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) RESTATEMENT OF STATEMENTS OF CASH FLOWS—(Continued)

A summary of the significant effects of the restatement is as follows (in thousands):

Consolidated Statements of Cash Flows	Three Months Ended March 31, 2003
	(As previously reported)	(Restatements)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(7,144)	$—	$(7,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,648	—	6,648
Cumulative effect of change in accounting principle, net of income taxes	8	—	8
Allowance for doubtful accounts	411	(18)	393
Amortization of deferred financing costs	537	—	537
Accretion of environmental liabilities	2,733	—	2,733
Loss on sale of fixed assets	25	—	25
Stock options expensed	7	—	7
Gain on embedded derivative	(17)	—	(17)
Foreign currency loss on intercompany transactions	—	294	294
Changes in assets and liabilities, net of acquisition:
Accounts receivable	14,544	(368)	14,176
Unbilled accounts receivable	2,600	—	2,600
Deferred costs	917	—	917
Prepaid expenses	2,265	—	2,265
Supplies inventories	(101)	—	(101)
Other assets	(1,050)	—	(1,050)
Accounts payable	(7,754)	2,686	(5,068)
Environmental liabilities	(2,655)	(233)	(2,888)
Deferred revenue	(5,058)	—	(5,058)
Accrued disposal costs	(6)	—	(6)
Other accrued expenses	(3,449)	145	(3,304)
Income taxes payable	849	—	849

Net cash provided by operating activities	4,310	2,506	6,816

Cash flows from investing activities:
Additions to property, plant and equipment	(5,794)	(2,667)	(8,461)
Cost of restricted investments acquired	(222)	—	(222)
Proceeds from sale of fixed assets	178	50	228
Increase in permits	(242)	242	—

Net cash used in investing activities	(6,080)	(2,375)	(8,455)

Cash flows from financing activities:
Payments on Senior Loans	(351)	—	(351)
Net repayments under long-term revolving credit facility	(2,794)	—	(2,794)
Uncashed checks	(2,267)	—	(2,267)
Proceeds from exercise of stock options	290	—	290
Dividend payments on preferred stock	(487)	—	(487)
Proceeds from employee stock purchase plan	128	—	128
Capital lease payments	—	(131)	(131)

Net cash used in financing activities	(5,481)	(131)	(5,612)

Decrease in cash and cash equivalents	(7,251)	—	(7,251)
Effect of exchange rate changes on cash	348	—	348
Cash and cash equivalents, beginning of year	13,682	—	13,682

Cash and cash equivalents, end of period	$6,779	$—	$6,779

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

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $9,887,000 for a total purchase price of $44,217,000. In addition, the Company assumed with the transaction certain environmental liabilities valued as of March 31, 2003, in accordance with generally accepted accounting principles at $158,885,000.

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

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $158.9 million. The approximately $107.1 million decrease in the assumed environmental liabilities consists of a net $20.2 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations, a $40.5 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting and a $46.5 million decrease as a result of Statement of Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was effective as of January 1, 2003. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and in a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. Intangible assets recorded at $71,716,000 consist of $67,392,000 of permits and $4,324,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As fair value of the assets acquired from the CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $303,958,000. The Company also concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

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

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that the BSSD would provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any shortfall payment due the Company under the Master Waste Disposal Agreement is included within the proposed settlement of the working capital deficiency discussed above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the closing. Accordingly, both the Company and the BSSD should be significant customers of each other for at least the next three years.

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

As discussed below under “Liquidity and Capital Resources,” the Company for the quarter ended March 31, 2003 violated a loan covenant that required that the Company maintain annualized EBITDA of not less than $63,700,000. The Company negotiated amendments to its financing agreements that included resetting the loan covenants to levels that the Company believes that it will be able to meet in the future. However, the acquisition of the CSD from Safety-Kleen in September 2002 significantly changed the business model of the Company. The lack of experience with this new business model, the lack of verifiable historical financial information for the CSD and a combined operating history of just over six months increases the risk that the Company has overestimated its ability to meet the new financial covenants. While the Company was able to renegotiate the loan covenants with the lenders for the loan covenant violation for the quarter ended March 31, 2003 and the Company believes that it will be able to meet the covenants in the future, no assurance can be given that the Company will be able to meet the loan covenants in the future or that the Company will be able to obtain waivers from the lenders if the loan covenants are violated in the future. Violating the loan covenants in future periods could result a significant decrease in the value of the Company’s stock.

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

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Facilities now used in active conduct of the Company’s business (16 facilities)	$27,566	21.4%	$6,782

Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (9 facilities)	92,454	71.6	10,009

Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (23 sites)	7,008	5.4	1,277

Sites for which the Company had liabilities prior to the acquisition of CSD assets (28 superfund sites and 5 other sites)	2,026	1.6	203

Total:	$129,054	100.0%	$18,271

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Baton Rouge, LA	Closed incinerator and landfill	$29,886	23.1%	$2,752
Bridgeport, NJ	Closed incinerator	28,055	21.7	$3,882
Roebuck, SC	Closed incinerator	10,770	8.4	$889
Cleveland, OH	Closed wastewater treatment	8,273	6.4	$781
San Jose, CA	TSDF	7,189	5.6	$675
Various	All other incinerators, landfills, waste water treatment facilities and service centers (35 facilities)	37,680	29.2	$8,072
Various	Superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste (54 sites)	7,201	5.6	1,280

	Total:	$129,054	100.0%	$18,271

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

The Revolving Credit Facility provides for certain covenants, the most restrictive of which, prior to the amendment described below, required that the Company maintain minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of not less than $63,700,000 for the fiscal quarter ended March 31, 2003. For the quarter ended March 31, 2003, annualized EBITDA was $55,694,000 which was not within covenant. The Company was also required to maintain an annualized rolling fixed charge coverage ratio of not less than 0.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the fixed charge coverage ratio was 1.0 to 1.0 which was within covenant.

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

In exchange for the lenders waving the violation of the EBITDA loan covenant as of March 31, 2003 and resetting the loan covenants for future periods, the Second Amendment to the Loan and Security Agreement requires the Company to pay an amendment fee of $100,000 and increases the interest rate under the Revolving Credit Facility from LIBOR plus 3.00% to LIBOR plus 3.25% or from the prime rate to the prime rate plus 0.25%. These increases in the interest rates became effective as of April 1, 2003 and will continue until such time as the Company delivers financial statements for the period ending September 30, 2003 that show the Company is in compliance with its loan covenants as of that date. In such event, the interest rates will revert for future periods to LIBOR plus 3.00% or prime as in effect prior to the amendment of the Loan and Security Agreement.

Senior Loans and Subordinated Loans. The Senior Loans and the Subordinated Loans provide for certain covenants the most restrictive of which, prior to the amendment described below, required that the Company maintain minimum consolidated annualized EBITDA of not less than $63,700,000 for the fiscal quarter ended March 31, 2003. For the quarter ended March 31, 2003, annualized EBITDA was (as described above) $55,694,000 which was not within covenant. The Company was also required to maintain an annualized fixed charge coverage ratio of not less than 0.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the fixed asset coverage ratio was 1.0 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated annualized EBITDA of not more than 3.75 to 1.0 for the fiscal quarter ended March 31, 2003. At March 31, 2003, the leverage ratio was 3.1 to 1.0 which was within the covenant.

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

Cash Flows for the three months ended March 31, 2003

For the three months ended March 31, 2003, the Company generated approximately $6,816,000 of cash from operating activities. Non-cash expenses recorded for the three months ended March 31, 2003 totaled $10,628,000. These adjustments consisted primarily of non-cash expenses of $6,648,000 for depreciation and amortization, $2,733,000 for the accretion of environmental liabilities and $537,000 for the amortization of deferred financing costs. Other sources of cash totaled $20,807,000 and consisted of a decrease in accounts receivable of $14,176,000 which was largely due to a lower level of billings in the first quarter of 2003 as compared to the fourth quarter of 2002. Other significant sources of cash were due to prepaid expenses decreasing by $2,265,000 and unbilled accounts receivable decreasing by $2,600,000. Partially offsetting the sources of cash was a use of cash of $7,144,000 due to the net loss for the period and other uses of cash that totaled $17,475,000 and consisted primarily of a decrease in accounts payable of $5,068,000, a decrease in deferred revenue of $5,058,000 which was due primarily due to improvements realized by the integration of the CSD into the Company’s operations, a decrease in other accrued expenses of $3,304,000 and a decrease in environmental liabilities of $2,888,000.

For the three months ended March 31, 2003, the Company used $8,455,000 of cash in investing activities. This consisted of additions to property, plant and equipment and permits of $8,461,000, and restricted investments purchased of $222,000 to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $228,000.

For the three months ended March 31, 2003, the Company used $5,612,000 of cash in financing activities. Uses of cash from financing activities consisted primarily of payments of $351,000 of Senior Loans, net repayments of $2,794,000 on the Revolving Credit Facility and $2,267,000 of uncashed checks.

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

In addition to the fixed rate borrowings described in the table above, the Company had at March 31, 2003 borrowings at variable interest rates of $114,649,000 that bore interest at LIBOR (1.26% at March 31, 2003) plus 7.25%, and borrowings of $14,915,000 that bore interest at the “prime” rate (4.25% at March 31, 2003). The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balance outstanding at March 31, 2003 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on March 31, 2003, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

Description of Debt	Principal Balance March 31, 2003	Interest if Interest Rates Remain Unchanged	Interest if Interest Rates Increase 200 b.p.	Interest if Interest Rates Decrease 200 b.p.
Senior Loans	$114,649	$9,757	$12,050	$7,464
Revolving Credit Facility	$14,915	$634	$932	$336

	$129,564	$10,391	$12,982	$7,800

Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet. The Company views its investment in the Canadian subsidiaries as long-term; thus, the Company has not entered into any hedging transactions between the Canadian dollar and the U.S. dollar. The Canadian subsidiaries transact approximately 25% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are subject to foreign currency translation gains or losses. During the quarter ended March 31, 2003, the U.S. dollar fell approximately 7% against the Canadian dollar resulting in an $800,000 foreign currency loss. The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

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

In October 2002, the Company established a Disclosure Committee pursuant to the provisions of the Sarbanes-Oxley Act. The Committee is chaired by the Company’s General Counsel and consists of the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, Senior Vice President of Risk Management and the vice president responsible for oversight of the environmental liabilities associated with discontinued facilities and operations. From time to time the Committee also confers with two outside consultants, one an expert in investor relations and the other an attorney specializing in SEC matters.

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

Item 4—Submission of Matters to a Vote of Security Holders—None

Item 5—Other Information—None

Item 6—Exhibits and Reports on Form 8-K

a. Exhibits

Item No.	Description	Location
4.24B	Second Amendment dated as of May 20, 2003 to the Loan and Security Agreement by and between Congress Financial Corporation (New England) as Agent, and Congress Financial Corporation (New England) and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its subsidiaries as Borrowers.	Previously filed

4.25A	First Amendment dated as of May 20, 2003 to the Financing Agreement by and among Clean Harbors, Inc., certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent.	Previously filed

31	Rule 13a - 14a/15d - 14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

b. Reports on Form 8-K

During the fiscal quarter ended March 31, 2003, the Company did not file any reports on Form 8-K.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

November 14, 2003	By:	/s/ ALAN S. MCKIM
Alan S. McKim President and Chief Executive Officer

November 14, 2003	By:	/s/ MARK S. BURGESS
Mark S. Burgess Executive Vice President and Chief Financial Officer