Form 10-Q/A
period 2003-06-30
CLEAN HARBORS INC
filed 2003-11-14
CIK 822818

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

EXPLANATORY NOTE

This Amendment No. 1 of the Quarterly Report on Form 10-Q of Clean Harbors, Inc. sets forth restated Consolidated Statements of Cash Flows for the six months ended June 30, 2003, and revised related disclosures as a result of making corrections to the previously filed Consolidated Statements of Cash Flows. These corrections reclassify on the Statements of Cash Flows certain non-cash items associated with purchase accounting and increase both the previously reported net cash provided by operating activities and net cash used for investing activities by an approximately corresponding amount. See Note 11 to our unaudited consolidated financial statements for further discussion of the restatement. The restatement does not affect the previously filed Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statement of Stockholders’ Equity. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatement of the Consolidated Statements of Cash Flows.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, except as required to reflect the effects of the restated Consolidated Statements of Cash Flows, to reflect the effects of the restatement on Notes 4 and 11 to the Consolidated Financial Statements, to reflect the effects of the restatement on the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result, this amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003 contains forward-looking information that has not been updated for events subsequent to the date of the original filing of the Form 10-Q for the quarter ended June 30, 2003, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six Months Ended June 30,
	2003	2002
	(As Restated See Note 11)
Cash flows from operating activities:
Net income (loss)	$(13,943)	$241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,087	5,344
Allowance for doubtful accounts	1,082	375
Amortization of deferred financing costs	1,069	321
Accretion of environmental liabilities	5,516	—
Cumulative effect of change in accounting principle, net of income tax	8	—
Amortization of debt discount	—	179
Deferred income taxes	44	291
Loss (gain) on sale of fixed assets	292	(38)
Stock options expensed	14	—
Gain on embedded derivative	(446)	—
Foreign currency loss on intercompany transactions	801
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	8,596	6,311
Unbilled accounts receivable	3,117	624
Deferred costs	1,161	65
Prepaid expenses	2,210	(413)
Supplies inventories	(78)	43
Other assets	(1,229)	(96)
Accounts payable	1,934	(216)
Environmental liabilities	(4,278)	(518)
Deferred revenue	(6,571)	(740)
Accrued disposal costs	(78)	(2,409)
Other accrued expenses	91	(2,545)
Income taxes payable	(1,295)	(389)

Net cash provided by operating activities	11,104	6,430

Cash flows from investing activities:
CSD acquisition costs	(250)	(11,668)
Additions to property, plant and equipment	(18,435)	(4,259)
Proceeds from sale (or cost) of restricted investments sold (acquired), net	(23,410)	38
Proceeds from sale of fixed assets	241	39

Net cash used in investing activities	(41,854)	(15,850)

Cash flows from financing activities:
Payments on Senior Loans	(351)	—
Net borrowings under revolving credit facility	22,459	3,645
Additional borrowings under term notes	—	3,200
Payments on long-term obligations	—	(1,857)
Uncashed checks	890	(1,020)
Proceeds from exercise of stock options	367	697
Dividend payments on preferred stock	(974)	(224)
Additions to deferred financing costs	(562)	(127)
Proceeds from employee stock purchase plan	256	104
Payments on capital leases	(245)	—

Net cash provided by financing activities	21,840	4,418

Decrease in cash and cash equivalents	(8,910)	(5,002)
Effect of exchange rate changes on cash	633	—
Cash and cash equivalents, beginning of year	13,682	6,715

Cash and cash equivalents, end of period	$5,405	$1,713

Supplemental information:
Non cash investing and financing activities:
Tax benefit relating to exercise of stock options	$—	$1,016
Income taxes	3,010	260
Capital leases	357	—
Interest	9,073	2,630

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

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company has revised its preliminary estimate and reduced such liability to $160.3 million. The approximately $105.7 million decrease in the assumed environmental liabilities consists of a net $18.6 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations, a $40.6 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting and a $46.5 million decrease as a result of adopting Statement of Accounting Standards No. 143. “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter 2003. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. Intangible assets recorded at $71,076,000 consist of $66,791,000 of permits and $4,285,000 of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As the fair value of the assets acquired from the CSD is higher than the purchase price paid, the Company reduced the fair value of the fixed assets and intangible assets as of the acquisition date by $305,495,000, in order to record the assets at cost as required by generally accepted accounting principles in the United States. The Company also concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

On July 14, 2003, the Fourth Amendment to Acquisition Agreement (the “Fourth Amendment”) was executed between the Company and the Seller. The Fourth Amendment was structured as a global settlement and resolved certain issues between the parties as to (i) the amount of working capital delivered by the Seller to the Company as required by the Acquisition Agreement and subsequent amendments thereto, (ii) the amounts due between the parties under the Transition Services Agreement, which defined services that the Company and the Seller would provide to each other, and (iii) the “shortfall” amount due to the Company under the Waste Disposal Agreement (as discussed below). The Fourth Amendment provided for (a) the Seller’s payment to the Company of $7,750,000 in cash (the “Global Settlement Payment”) plus (b) the Company’s agreement to include within the working capital of the CSD as of the closing date approximately $1,648,000 of receivables, which the Company originally deemed to be uncollectible as of the closing date but which the Company has subsequently either collected or determined to be collectible in the future. On July 28, 2003, the Company received the $7,750,000 payment due from the Seller.

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

The Revolving Credit Facility provides for certain covenants, the most restrictive of which at June 30, 2003 required the Company to maintain a minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company did not achieve the required level of EBITDA for the period ended June 30, 2003. The EBITDA loan covenant under the Revolving Credit Facility was waived by amending the Loan and Security Agreement. Under the terms of the Third Amendment to Loan and Security Agreement (the “Third Amendment”), the Company is now required to maintain consolidated EBITDA of not less than $15,700,000 for the quarter ending September 30, 2003 and $32,250,000 for the two quarters ending December 31, 2003. The required level of EBITDA then increases in approximately equal quarterly increments to $64,600,000 for the year ending December 31, 2004. The Company is now also required to maintain a fixed charge coverage ratio of not less than 0.85 to 1.0 for the quarter ending September 30, 2003 and 0.90 to 1.0 for the two quarter period ending December 31, 2003, respectively. The required fixed charge coverage ratio then increases to 0.95 to 1.0 for the three quarter period ending March 31, 2004, to 1.0 to 1.0 for the four quarter period ending June 30, 2004, to 1.1 to 1.0 for the four quarter period ending March 31, 2005 and to 1.2 to 1.0 for the four quarter period ending June 30, 2005. As amended by the Third Amendment, the Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at prime plus 0.50%. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

In exchange for amending the loan covenants for future periods, the Third Amendment requires the Company to pay an amendment fee of $250,000 and increases the interest rate under the Revolving Credit Facility from LIBOR plus 3.25% to LIBOR plus 3.50%, or from the prime rate plus 0.25% to the prime rate plus 0.50%. These increases in the interest rates became effective as of August 1, 2003 and will continue until such time as the Company delivers financial statements for three consecutive quarters that show the Company has attained a fixed charge coverage ratio of at least 1.1 to 1.0. In such event, the interest rates will revert for future periods to LIBOR plus 3.25% or prime plus 0.25%.

Senior Loans and Subordinated Loans.     The Senior Loans and Subordinated Loans provide for certain covenants, the most restrictive of which required at June 30, 2003, the Company to maintain a minimum consolidated annualized EBITDA and a maximum leverage ratio. The Company did not achieve the required level of EBITDA and the Company exceeded the amount of leverage allowed for the period ended. The EBITDA and leverage loan covenants under the Financing Agreement were waived by amending the Financing Agreement. Under the terms of the Second Amendment to the Financing Agreement (the “Second Amendment”), the Company is now required to maintain consolidated four quarters rolling EBITDA of not less than $52,997,000 and $50,106,000 for the quarters ending September 30 and December 31, 2003, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $64,610,000, $80,270,000, $90,930,000, and $107,089,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain a rolling four quarters fixed charge coverage ratio of not less than 0.93 and 0.80 to 1.0 for the fiscal quarters ending September 30 and December 31, 2003, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.12, 1.33, 1.43 and 1.55 to 1.0 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain a leverage ratio of 2.13 and 2.27 to 1.0 for the four consecutive quarters ending September 30 and December 31, 2003, respectively. The required leverage ratio then decreases in approximately equal quarterly increments to 1.65, 0.98, 0.62 and 0.21 to 1.0 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    FINANCING ARRANGEMENTS—(Continued)

The Company negotiated the amendments to the financing agreements described above that included resetting the loan covenants to levels that the Company believes that it will be able to meet in the future. While the Company was able to renegotiate the loan covenants with the lenders and the Company believes that it will be able to meet the covenants in the future, no assurance can be given that the Company will be able to meet the loan covenants in the future or that the Company will be able to obtain waivers from the lenders if the loan covenants are violated in the future.

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

EBITDA.    In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles, the Company also uses the non-GAAP measure EBITDA which the Company defines in accordance with the Financing Agreement dated September 6, 2002, as amended, between the Company and Ableco Finance, LLC, which is earnings before interest expense, income taxes, depreciation and amortization, accretion of environmental liabilities, gains or losses on the embedded derivative and restructuring expenses. The Company believes that EBITDA is useful to investors because it is an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures and service debt. In addition to the inclusion of EBITDA in the loan covenants, the number of common shares to which the Company’s Series C Convertible Redeemable Preferred Stock can be converted into is dependent on the level of future EBITDA. The Company also uses EBITDA to measure the performance of operating units and awards management incentive bonuses based on the level of EBITDA attained.

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

(11) RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

Subsequent to the filing of the Company’s unaudited consolidated financial statements for the six months ended June 30, 2003, the Company determined that certain errors had been made in the preparation of the Consolidated Statements of Cash Flows for the six months ended June 30, 2003. The restatement does not affect the previously filed Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statement of Stockholders’ Equity. The Company has restated the Consolidated Statements of Cash Flows for the period ended June 30, 2003 to correct the errors noted. The compliance with the loan covenants described in Note 4, Financing Arrangements, has also been restated due to the restatement of the Consolidated Statements of Cash Flows.

The preparation of a statement of cash flows requires that changes to balance sheet accounts be analyzed as to whether the change in balance from the beginning of the period to the end of the period are cash or non-cash. The principal error made in the preparation of the Consolidated Statement of Cash Flows for the six month period ended June 30, 2003 was that non-cash reductions relating to purchase accounting and purchase orders within property, plant and equipment were netted against cash expended for additions of property, plant and equipment. This error was then further compounded primarily by making additional errors relating to other non-cash purchase accounting adjustments. Due to the restatement, net cash provided by operating activities increased by $6,572,000 from the $4,532,000 previously reported to $11,104.000 as restated; net cash used in investing activities increased by $6,327,000 from the $35,527,000 previously reported to $41,854,000 as restated; and net cash provided by financing activities decreased by $245,000 from the $22,085,000 previously reported to $21,840,000 as restated. There was no change in the net decrease in the amount of cash and cash equivalents previously reported of $8,910,000.

RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

A summary of the significant effects of the restatement is as follows (in thousands):

Consolidated Statements of Cash Flows	Six Months Ended June 30, 2003
	(As previously reported)	(Restatements)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(13,943)	$—	$(13,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,087	—	13,087
Allowance for doubtful accounts	1,082	—	1,082
Amortization of deferred financing costs	1,069	—	1,069
Accretion of environmental liabilities	5,516	—	5,516
Cumulative effect of change in accounting principle, net of income taxes	8	—	8
Deferred income taxes	44	—	44
Loss on sale of fixed assets	292	—	292
Stock options expensed	14	—	14
Gain on embedded derivative	(446)	—	(446)
Foreign currency loss on intercompany transactions	—	801	801
Changes in assets and liabilities, net of acquisition:
Accounts receivable	5,351	3,245	8,596
Unbilled accounts receivable	3,117	—	3,117
Deferred costs	1,161	—	1,161
Prepaid expenses	2,210	—	2,210
Supplies inventories	(78)	—	(78)
Other assets	(1,229)	—	(1,229)
Accounts payable	(2,321)	4,255	1,934
Environmental liabilities	(2,707)	(1,571)	(4,278)
Deferred revenue	(6,571)	—	(6,571)
Accrued disposal costs	(78)	—	(78)
Other accrued expenses	249	(158)	91
Income taxes payable	(1,295)	—	(1,295)

Net cash provided by operating activities	4,532	6,572	11,104

Cash flows from investing activities:
CSD acquisition costs	—	(250)	(250)
Additions to property, plant and equipment	(12,054)	(6,381)	(18,435)
Cost of restricted investments acquired	(23,410)	—	(23,410)
Proceeds from sale of fixed assets	179	62	241
Increase in permits	(242)	242	—

Net cash used in investing activities	(35,527)	(6,327)	(41,854)

Cash flows from financing activities:
Payments on Senior Loans	(351)	—	(351)
Net borrowings under long-term revolving credit facility	22,459	—	22,459
Uncashed checks	890	—	890
Proceeds from exercise of stock options	367	—	367
Dividend payments on preferred stock	(974)	—	(974)
Additions to deferred financing costs	(562)	—	(562)
Proceeds from employee stock purchase plan	256	—	256
Capital lease payments	—	(245)	(245)

Net cash provided by financing activities	22,085	(245)	21,840

Decrease in cash and cash equivalents	(8,910)	—	(8,910)
Effect of exchange rate changes on cash	633	—	633
Cash and cash equivalents, beginning of year	13,682	—	13,682

Cash and cash equivalents, end of period	$5,405	$—	$5,405

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

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through July 14, 2003 (the “Acquisition Agreement”), the Company purchased the assets of the CSD for $34,330,000 in cash, and incurred direct costs related to the transaction of $10,137,000 for a total purchase price of $44,467,000. In addition, the Company assumed with the transaction certain environmental liabilities valued as of June 30, 2003, in accordance with generally accepted accounting principles at $160,255,000.

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

On July 14, 2003, the Fourth Amendment to Acquisition Agreement (the “Fourth Amendment”) was executed between the Company and the Seller. The Fourth Amendment was structured as a global settlement and resolved certain issues between the parties as to (i) the amount of working capital delivered by the Seller to the Company as required by the Acquisition Agreement and subsequent amendments thereto, (ii) the amounts due between the parties under the Transition Services Agreement, which defined services that the Company and the Seller would provide to each other, and (iii) the “shortfall” amount due to the Company under the Waste Disposal Agreement (as discussed below). The Fourth Amendment provided for (a) the Seller’s payment to the Company of $7,750,000 in cash (the “Global Settlement Payment”) plus (b) the Company’s agreement to include within the working capital of the CSD as of the closing date approximately $1,648,000 of receivables, which the Company originally deemed to be uncollectible as of the closing date but which the Company has subsequently either collected or determined to be collectible in the future. On July 28, 2003, the Company received the $7,750,000 payment due from the Seller.

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

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles, the Company also uses the non-GAAP measure EBITDA which the Company defines in accordance with the Financing Agreement dated September 6, 2002, as amended, between the Company and Ableco Finance, LLC, which is earnings before interest expense, income taxes, depreciation and amortization, accretion of environmental liabilities, gains or losses on the embedded derivative and restructuring expenses. The Company believes that EBITDA is useful to investors because it is an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures and service debt. In addition to the inclusion of EBITDA in the loan covenants, the number of common shares to which the Company’s Series C Convertible Redeemable Preferred Stock can be converted into is dependent on the level of future EBITDA. The Company also uses EBITDA to measure the performance of operating units and awards management incentive bonuses based on the level of EBITDA attained.

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

Three months ended June 30, 2003 versus the Three months ended June 30, 2002

Revenues

Total revenues for the three months ended June 30, 2003 increased $111,930,000 to $172,035,000 from $60,105,000 for the comparative period in 2002. Technical Services revenues for the three months ended June 30, 2003 increased $79,829,000 to $111,133,000 from $31,304,000 for the comparative period in 2002. Site Services revenues for the three months ended June 30, 2003 increased $32,444,000 to $60,921,000 from $28,477,000 for the comparative period in 2002. The Company performed one large emergency response job during the three months ended June 30, 2003 which accounted for 28.3% of Site Services revenues for that period. There was no major event in the same period of the preceding year. Other than the large emergency response event, the increases in total revenues, Technical Services revenues and Site Services revenues were primarily due to the acquisition of the CSD from Safety-Kleen. Partially offsetting the increases in revenues was a $550,000 decrease due to resolving in the second quarter 2003 certain billing disputes with Safety-Kleen Corp. which were resolved concurrently with the global settlement agreed to in the Fourth Amendment to the Acquisition Agreement.

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

As discussed below under “Liquidity and Capital Resources,” the Company negotiated amendments to its financing agreements due to loan covenant violations that included resetting the loan covenants to levels the Company believes it will be able to meet in the future. No assurance can be given that the Company will be able to meet the loan covenants in the future or that the Company will be able to obtain waivers from the lenders if the loan covenants are violated in the future. Violating the loan covenants in future periods could result a significant decrease in the value of the Company’s stock.

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

Cash Flows for the six months ended June 30, 2003

For the six months ended June 30, 2003, the Company generated approximately $11,104,000 of cash from operating activities. Non-cash expenses recorded for the six months ended June 30, 2003 totaled $21,112,000. These adjustments consisted primarily of non-cash expenses of $13,087,000 for depreciation and amortization, $5,516,000 for the accretion of environmental liabilities, $1,082,000 for allowance for doubtful accounts and $1,069,000 for the amortization of deferred financing costs. Other sources of cash totaled $17,910,000 and primarily consisted of accounts receivable decreasing by $8,596,000, prepaid expenses decreasing by $2,210,000, deferred costs decreasing by $1,161,000, unbilled accounts receivable decreasing by $3,117,000 and accounts payable increasing by $1,934,000. Partially offsetting the sources of cash was a use of cash of $13,943,000 due to the net loss for the period and other uses of cash that totaled $13,975,000 and consisted primarily of a decrease in deferred revenue of $6,571,000, which was due primarily to improvements realized by the integration of the CSD into the Company’s operations, a decrease in environmental liabilities of $4,278,000, a decrease in income taxes payable of $1,295,000 and an increase in other assets of $1,229,000.

For the six months ended June 30, 2003, the Company used $41,854,000 of cash in investing activities. These consisted of additions to property, plant and equipment and permits of $18,435,000, and restricted investments of $23,410,000 purchased to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $241,000.

For the six months ended June 30, 2003, the Company obtained $21,840,000 of cash from financing activities. Cash from financing activities consisted primarily of net borrowings of $22,459,000 under the Revolving Credit Facility, $890,000 of uncashed checks, proceeds from the exercise of stock options of $367,000 and proceeds from the employee stock purchase plan of $256,000. Partially offsetting these were repayments of $351,000 on Senior Loans, dividend payments of $974,000, additions to deferred financing costs of $562,000 and payments on capital leases of $245,000.

The Company used the sources of cash from financing activities of $21,840,000 together with the $11,104,000 of cash generated from operations and a decrease in the amount of cash on-hand of $8,910,000 to fund the investing activities of $41,854,000 previously discussed.

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

The Company is now also required to maintain a fixed charge coverage ratio of not less than 0.85 to 1.0 for the quarter ending September 30, 2003 and 0.90 to 1.0 for the two quarter period ending December 31, 2003, respectively. The required fixed charge coverage ratio then increases to 0.95 to 1.0 for the three quarter period ending March 31, 2004, to 1.0 to 1.0 for the four quarter period ending June 30, 2004, to 1.1 to 1.0 for the rolling four quarter period ending March 31, 2005 and to 1.2 to 1.0 for the four quarter period ending June 30, 2005. As amended by the Third Amendment, the Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at prime plus 0.50%. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

In exchange for amending the loan covenants for future periods, the Third Amendment requires the Company to pay an amendment fee of $250,000 and increases the interest rate under the Revolving Credit Facility from LIBOR plus 3.25% to LIBOR plus 3.50% or from the prime rate plus 0.25% to the prime rate plus 0.50%. These increases in the interest rates became effective as of August 1, 2003 and will continue until such time as the Company delivers financial statements for three consecutive quarters that show the Company has attained a fixed charge coverage ratio of at least 1.1 to 1.0. In such event, the interest rates will revert for future periods to LIBOR plus 3.25% or prime plus 0.25%.

Senior Loans and Subordinated Loans.     The Senior Loans and Subordinated Loans provide for certain covenants, the most restrictive of which required at June 30, 2003, the Company to maintain a minimum consolidated annualized EBITDA and a maximum leverage ratio. The Company did not achieve the required level of EBITDA and the Company exceeded the amount of leverage allowed for the period ended. The EBITDA and leverage loan covenants under the Financing Agreement were waived by amending the Financing Agreement. Under the terms of the Second Amendment to the Financing Agreement (the “Second Amendment”), the Company is now required to maintain consolidated four quarters rolling EBITDA of not less than $52,997,000 and $50,106,000 for the quarters ending September 30 and December 31, 2003, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $64,610,000, $80,270,000, $90,930,000, and $107,089,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain a rolling four quarters fixed charge coverage ratio of not less than 0.93 and 0.80 to 1.0 for the fiscal quarters ending September 30 and December 31, 2003, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.12, 1.33, 1.43 and 1.55 to 1.0 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is now also required to maintain a leverage ratio of 2.13 and 2.27 to 1.0 for the four consecutive quarters ending September 30 and December 31, 2003, respectively. The required leverage ratio then decreases in approximately equal quarterly increments to 1.65, 0.98, 0.62 and 0.21 to 1.0 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

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

In addition to the fixed rate borrowings described in the table above, the Company had outstanding at June 30, 2003 Senior Loans of $114,649,000 that bore interest at June 30, 2003 at LIBOR (1.20% at June 30, 2003) plus 7.75%, and borrowings under the Revolving Credit Facility of $40,162,000 that bore interest at June 30, 2003 at the “prime” rate (4.25% at June 30, 2003) plus 0.25%. The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balances outstanding at June 30, 2003 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on June 30, 2003, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

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

As more fully described in Note 14, Redeemable Series C Preferred Stock, in the Company’s 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002, the Company issued Series C Preferred Stock $0.01 par value (the “Series C Preferred Stock”) for $25,000,000 on September 10, 2002, and incurred $2,891,000 of issuance costs. The Company has determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in seven years with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed annual rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at a fair value of $15,677,000 for the Host Contract with the remaining cash proceeds received at issuance of $9,323,000 assigned as the fair value of the Embedded Derivative. The Company recorded in Other Long-term Liabilities the $9,323,000 initial fair value of the Embedded Derivative and will periodically mark that value to market until such time as the maximum number of shares of common stock which may be issued upon conversion of the Series C Preferred Stock is determined. As of June 30, 2003, the market value of the Embedded Derivative was determined to be $8,747,000 and the Company recorded $429,000 and $446,000 of Other Income for the three and six months, respectively, to reflect such adjustment. The Company believes in future periods that the value of the Embedded Derivative could increase or decrease significantly based on such factors as changes in the market value of the Company’s common stock, changes in prevailing interest rates and changes in the volatility of the Company’s common stock.

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

Item 5—Other Information—None

Item 6—Exhibits and Reports on Form 8-K

a.    Exhibits

Item No.	Description	Location

2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	Previously filed

4.24C	Third Amendment dated as of August 8, 2003 to the Loan and Security Agreement by and between Congress Financial Corporation (New England) as Agent, and Congress Financial Corporation (New England) and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its subsidiaries as Borrowers.	Previously filed

4.25B	Second Amendment dated as of August 8, 2003 to the Financing Agreement by and among Clean Harbors, Inc., certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent.	Previously filed

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC. Registrant

Dated: November 14, 2003	By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Dated: November 14, 2003	By:	/s/ MARK S. BURGESS
Mark S. Burgess
Executive Vice President and Chief Financial Officer