Form 10-Q
period 2003-09-30
CLEAN HARBORS INC
filed 2003-11-17
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended

September 30, 2003

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

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,052	$13,682
Accounts receivable, net of allowance for doubtful accounts of $2,059 and $2,388, respectively	114,220	125,626
Due from Safety-Kleen Corp.	—	15,261
Unbilled accounts receivable	10,859	13,556
Deferred costs	3,703	4,430
Prepaid expenses	5,096	8,438
Supplies inventories	9,519	9,629
Properties held for sale	12,690	12,690

Total current assets	162,139	203,312

Property, plant, and equipment:
Land	15,581	8,313
Landfill assets	12,917	14,781
Buildings and improvements	85,278	87,466
Vehicles and equipment	162,586	158,820
Furniture and fixtures	2,282	2,282
Asset retirement costs	2,160	—
Construction in progress	20,776	7,438

	301,580	279,100
Less—accumulated depreciation and amortization	124,848	110,116

	176,732	168,984

Other assets:
Restricted cash and cash equivalents	88,864	60,509
Deferred financing costs	6,869	7,036
Goodwill, net	19,032	19,032
Permits and other intangibles	85,787	95,694
Other	6,628	5,123

	207,180	187,394

Total assets	$546,051	$559,690

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Uncashed checks	$5,422	$7,233
Revolving credit facility	35,731	17,709
Current portion of capital lease obligations	630	396
Accounts payable	54,825	56,360
Accrued disposal costs	2,017	1,998
Deferred revenue	19,247	24,273
Other accrued expenses	35,833	33,863
Current portion of environmental liabilities	17,759	22,331
Income taxes payable	1,212	1,560

Total current liabilities	172,676	165,723

Other liabilities:
Environmental liabilities, less current portion	175,211	182,280
Long-term obligations, less current maturities	147,502	155,000
Long-term capitalized lease obligations, less current portion	3,329	1,245
Deferred tax liability	3,896	3,330
Other long-term liabilities	8,189	16,194
Accrued pension cost	668	593

Total other liabilities	338,795	358,642

Commitments and contingent liabilities:
Redeemable Series C Convertible Preferred Stock, $.01 par value: Authorized – 25,000 shares; Issued and outstanding 25,000 shares (liquidation preference of $25.7 million), net of issuance costs and initial fair value of embedded derivative	14,902	13,543

Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock: Authorized 2,000,000 shares; issued and outstanding – none	—	—
Series B convertible preferred stock: Authorized 156,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 13,813,855 and 12,307,043 shares, respectively	138	123
Additional paid-in capital	64,147	65,630
Accumulated other comprehensive income	5,552	(396)
Accumulated deficit	(50,160)	(43,576)

Total stockholders’ equity	19,678	21,782

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$546,051	$559,690

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$151,085	$83,365	$465,425	$196,789
Cost of revenues	108,687	62,059	347,098	143,049
Selling, general and administrative expenses	26,402	14,858	84,494	36,789
Accretion of environmental liabilities	2,745	—	8,261	—
Depreciation and amortization	6,787	4,400	19,933	9,744
Restructuring and impairment	—	750	(124)	750
Other acquisition costs	—	4,737	—	4,737

Income (loss) from operations	6,464	(3,439)	5,763	1,720
Other income	8,748	—	9,194	—
Loss on early extinguishment of debt	—	24,658	—	24,658
Interest expense, net	6,048	3,267	17,537	8,024

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	9,164	(31,364)	(2,580)	(30,962)
Provision for income taxes	1,746	2,010	3,996	2,171

Income (loss) before cumulative effect of change in accounting principle	7,418	(33,374)	(6,576)	(33,133)
Cumulative effect of change in accounting principle, net of taxes	—	—	8	—

Net income (loss)	7,418	(33,374)	(6,584)	(33,133)
Dividends and accretion on preferred stock	(828)	(200)	(2,446)	(424)

Net income (loss) attributable to common shareholders	$6,590	$(33,574)	$(9,030)	$(33,557)

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$0.48	$(2.76)	$(0.67)	$(2.76)

Cumulative effect of change in accounting principle, net of income taxes	$0.00	$0.00	$0.00	$0.00

Earnings (loss) attributable to common shareholders	$0.48	$(2.76)	$(0.67)	$(2.76)

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.09)	$(2.76)	$(1.02)	$(2.76)

Cumulative effect of change in accounting principle, net of income taxes	$0.00	$0.00	$0.00	$0.00

Earnings (loss) attributable to common shareholders	$(0.09)	$(2.76)	$(1.02)	$(2.76)

Weighted average common shares outstanding	13,770	12,153	13,443	12,146

Weighted average common shares outstanding plus potentially dilutive common shares	16,187	12,153	15,860	12,146

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,584)	$(33,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,933	9,744
Loss on extinguishment of debt	—	24,658
Cumulative effect of change in accounting principle, net of income tax	8	—
Allowance for doubtful accounts	1,374	563
Amortization of deferred financing costs	1,735	963
Accretion of environmental liabilities	8,261	—
Deferred income taxes	—	1,053
(Gain) loss on sale of fixed assets	285	(213)
Stock options expensed	21	—
Gain on embedded derivative	(9,194)	—
Foreign currency loss on intercompany balances	1,326	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	20,612	1,099
Unbilled accounts receivable	3,110	—
Deferred costs	822	(987)
Prepaid expenses	3,470	(37)
Supplies inventories	181	102
Other assets	(1,356)	(48)
Accounts payable	(2,344)	7,425
Environmental liabilities	(6,026)	67
Deferred revenue	(5,509)	4,525
Accrued disposal costs	(53)	(3,022)
Other accrued expenses	375	7,056
Income taxes payable	(522)	828

Net cash provided by operating activities	29,925	20,643

Cash flows from investing activities:
CSD acquisition (costs) refunds	7,973	(39,910)
Additions to property, plant and equipment	(25,758)	(7,963)
Cost of restricted investments purchased	(34,153)	(52,549)
Reduction in restricted investments	5,798	792
Proceeds from sale of fixed assets	1,610	205

Net cash used in investing activities	(44,530)	(99,425)

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from financing activities:
Issuance of (payments on) Senior Loans	(7,498)	115,000
Issuance of Subordinated Loans	—	40,000
Issuance of preferred stock	—	25,000
Issuance of Term Note	—	3,200
Net borrowings under revolving credit facility	17,756	—
Change in uncashed checks	(1,827)	3,783
Repayment of Subordinated Notes	—	(35,000)
Payments on long-term obligations	—	(21,424)
Debt extinguishment payments	—	(20,048)
Proceeds from exercise of stock options	444	733
Issuance costs of preferred stock	—	(3,024)
Dividend payments on preferred stock	(974)	(424)
Additions to deferred financing costs	(1,548)	(8,356)
Proceeds from employee stock purchase plan	401	181
Payments on capital leases	(489)	—

Net cash provided by financing activities	6,265	99,621

Increase (decrease) in cash and cash equivalents	(8,340)	20,839
Effect of exchange rate changes on cash	710	—
Cash and cash equivalents, beginning of period	13,682	6,715

Cash and cash equivalents, end of period	$6,052	$27,554

Supplemental information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$112	$—

Capital lease obligations incurred	$2,798	$—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated Other Comprehensive		Total
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Paid-in Capital	Income (Loss)	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2002	112	$1	12,307	$123	$65,630	$—	$(396)	$(43,576)	$21,782
Net loss	—	—	—	—	—	(6,584)	—	(6,584)	(6,584)
Foreign currency translation	—	—	—	—	—	5,948	5,948	—	5,948

Comprehensive loss						$(636)

Preferred stock dividends:
Series B	—	—	11	—	(224)	—	—	—	(224)
Series C	—	—	—	—	(1,131)	—	—	—	(1,131)
Exercise of warrants	—	—	1,236	12	(12)	—	—	—	—
Stock option expense	—	—	—	—	21	—	—	—	21
Proceeds from exercise of stock options	—	—	212	2	442	—	—	—	444
Employee stock purchase plan	—	—	47	1	400	—	—	—	401
Accretion of Series C preferred stock	—	—	—	—	(748)	—	—	—	(748)
Amortization of issuance costs—Series C preferred	—	—	—	—	(231)	—	—	—	(231)

Balance at September 30, 2003	112	$1	13,813	$138	$64,147	$—	$5,552	$(50,160)	$19,678

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

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 21 treatment, storage or disposal facilities (six of which have since been closed by the Company), six wastewater treatment facilities (one of which has since been closed by the Company), nine commercial landfills and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.3 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 6.0 million cubic yards of remaining capacity, which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incinerator in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

The primary reasons for the acquisition of the CSD assets were to broaden the Company’s disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand the Company’s network of hazardous waste disposal facilities. In addition, the Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its site and industrial services which in turn could increase the utilization and profitability of the facilities. Finally, the Company believed that the acquisition would result in significant cost savings by allowing the Company to treat hazardous waste internally. The Company previously paid third parties to dispose of hazardous waste because the Company lacked the facilities required to dispose of the waste internally.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

On July 14, 2003, the Fourth Amendment to Acquisition Agreement (the “Fourth Amendment”) was executed between the Company and the Seller. The Fourth Amendment was structured as a global settlement and resolved certain issues between the parties as to (i) the amount of working capital delivered by the Seller to the Company as required by the Acquisition Agreement and subsequent amendments thereto, (ii) the amounts due between the parties under the Transition Services Agreement, which defined services that the Company and the Seller would provide to each other, and (iii) the “shortfall” amount due to the Company under the Waste Disposal Agreement (as discussed below). The Fourth Amendment provided for the Seller’s payment to the Company of $7.8 million in cash (the “Global Settlement Payment”), which was received in the quarter ended September 30, 2003.

The Company purchased the assets of the CSD for $34.3 million in cash, and incurred direct costs related to the transaction of $9.8 million. This gross purchase price of $44.1 million was partially offset by the global settlement payment of $7.8 million. The total purchase price of the acquisition is $36.3 million. In addition, the Company assumed with the transaction certain environmental liabilities valued at September 30, 2003 in accordance with generally accepted accounting principles at $184.5 million.

The Company has allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the initial allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired as of September 7, 2002, based on information then available (in thousands):

	Acquired Assets and Liabilities as Recorded September 30, 2002	Acquired Assets and Liabilities as Revised December 31, 2002	Acquired Assets and Liabilities as Revised September 30, 2003
Current assets	$97,931	$93,969	$101,604
Due from Safety-Kleen Corp.	15,300	15,261	—
Property, plant and equipment	147,889	110,649	104,223
Intangible assets	114,442	87,902	77,649
Other assets	1,649	1,843	1,888
Current environmental liabilities	(23,574)	(21,200)	(9,076)
Other current liabilities	(57,655)	(52,772)	(54,749)
Environmental liabilities, long-term	(242,426)	(181,697)	(175,473)
Other long-term liabilities	(9,739)	(9,738)	(9,739)

Cost of CSD assets acquired	$43,817	$44,217	$36,327

Cash purchase price	$34,330	$34,330	$26,580
Estimated transaction costs	9,487	9,887	9,747

Cost of CSD assets acquired	$43,817	$44,217	$36,327

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company revised its preliminary estimate and reduced such liability to $184.5 million. The $81.5 million net decrease in the assumed environmental liabilities consists of decreases that total $103.5 million which consists of a $50.0 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting, a $46.7 million decrease as a result of adopting Statement of Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter 2003, and a net $6.8 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations. These decreases were partially offset by a $22.0 million increase in environmental liabilities due to the Company being able to estimate in the third quarter 2003 the cost of remedial and legal liabilities relating to the Ville Mercier Legal Proceedings and Marine Shale Processors, as further discussed in Note 6, “Legal Proceedings,” that the Company was not previously able to estimate.

The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. $12.7 million of the puchase price was allocated to properties held for sale as discussed in Note 4. Intangible assets recorded at $77.6 million consist of $72.9 million of permits and $4.7 million of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As the fair value of the assets acquired from the CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $281.3 million in order to record the assets at cost as required by generally accepted accounting principles in the United States. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company also concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

Future adjustments that result from preacquisition contingencies will be included in the determination of net income in the period in which the adjustment is determined.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12.6 million which consisted primarily of increases in lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which were closed. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other	Total
	Number of Employees	Liability	Number of Facilities	Liability	Liability
Balance December 31, 2002	223	$4,776	10	$3,530	$230	$8,536
Net change in estimate	16	(228)	(1)	(205)	77	(356)
Interest accretion	—	—	—	367	—	367
Utilized quarter ended March 31, 2003	(64)	(1,378)	—	(49)	(49)	(1,476)
Utilized quarter ended June 30, 2003	(46)	(1,025)	—	(22)	(151)	(1,198)
Utilized quarter ended September 30, 2003	(54)	(748)	—	(490)	(107)	(1,345)

Balance September 30, 2003	75	$1,397	9	$3,131	$—	$4,528

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

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

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that the BSSD would provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any such “shortfall” payment due the Company under the Master Waste Disposal Agreement was included within the Global Settlement Payment paid by the Seller to the Company on July 28, 2003 pursuant to the Fourth Amendment to the Acquisition Agreement as described above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the effective date of the CSD acquisition (September 7, 2002). Accordingly, both the Company and the BSSD should be significant customers of each other for at least the three years following such date.

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

(b) New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of 2003. The effects of this adoption in the first quarter of 2003 are described below under Note 7, “Remedial Liabilities and Change in Accounting for Asset Retirement Obligations.”

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 resulted in the reclassification of the extraordinary loss related to early extinguishment of debt of $24,658,000, recorded in the quarter ended September 30, 2002, to other expenses in arriving at its income or loss from operations for that period. The Company believes the adoption of SFAS No. 145 did not materially affect the Company’s financial condition.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 as of January 1, 2003 did not have a material impact on the results of operations or financial condition for the three and nine months ended September 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued after December 31, 2002. The Company will record the fair value of future material guarantees, if any. There were no guarantees issued in the three and nine months ended September 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. In October 2003, the FASB issued FASB Staff Position (“FSP”) 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“VIE”) which delays the effective date of FIN 46 to December 15, 2003 for certain VIE’s. The adoption of FIN 46 had no impact on the Company’s results of operations or financial condition for the three and nine months ended September 30, 2003.

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

Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company’s net income and net income per common share for the three and nine month periods ended September 30, 2003 and 2002, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic income (loss) attributable to common shareholders	$6,590	$(33,574)	$(9,030)	$(33,557)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	607	164	1,511	492

Basic pro forma income (loss) attributable to common shareholders	$5,983	$(33,738)	$(10,541)	$(34,049)

Diluted income (loss) attributable to common shareholders	$(1,442)	$(33,574)	$(16,114)	$(33,557)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	607	164	1,511	492

Diluted pro forma income (loss) attributable to common shareholders	$(2,049)	$(33,738)	$(17,625)	$(34,049)

Income (loss) per share:
Basic as reported	$0.48	$(2.76)	$(0.67)	$(2.76)
Basic pro forma	$0.43	$(2.78)	$(0.78)	$(2.80)

Fully diluted as reported	$(0.09)	$(2.76)	$(1.02)	$(2.76)
Fully diluted pro forma	$(0.13)	$(2.78)	$(1.11)	$(2.80)

(4)    PROPERTIES HELD FOR SALE

As part of its plan to integrate the activities of the CSD into its operations, the Company determined that certain acquired properties were no longer needed for operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, the Company valued properties held for sale at the current appraised market value less estimated selling costs. Properties held for sale include only those properties that the Company believes can be sold within the next twelve months based on current market conditions and the asking price.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements:

	September 30, 2003	December 31, 2002
	(in thousands)
Revolving Credit Facility with a financial institution, bearing interest at LIBOR (1.14% at September 30, 2003) plus 3.50% or at either the U.S. “prime” (4.00% at September 30, 2003) plus 0.50% or the Canadian “prime” (4.75% at September 30, 2003) plus 0.50% at the Company’s election, collateralized by a first security interest in accounts receivable and a second security interest in substantially all other assets	$35,731	$17,709
Senior Loans, bearing interest at LIBOR (1.14% at September 30, 2003) plus 7.75%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	107,502	115,000
Subordinated Loans, bearing interest at 22.50% at September 30, 2003, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	40,000	40,000

	183,233	172,709
Less obligations classified as current	35,731	17,709

Long-term obligations	$147,502	$155,000

As described in the Form 10-K for the year ended December 31, 2002, the Company has outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 milllion of three-year non-amortizing term loans (the “Senior Loans”) and $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility. The Revolving Credit Facility allows the Company to borrow up to $100.0 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20.0 million in Canadian dollars and a line for the Company and its U.S. subsidiaries equal to $100.0 million in U.S. dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20.0 million. At September 30, 2003, letters of credit outstanding were $1.0 million and the Company had $35.8 million available to borrow. This consisted of borrowing availability in the U.S. of approximately $30.3 million and availability in Canada of approximately $5.5 million (USD). As amended by the amendments to the Loan and Security Agreement described below, the Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either the U.S. prime plus 0.50% for U.S. dollar loans or the Canadian prime rate plus 0.50% for Canadian dollar loans. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

The Revolving Credit Facility provides for certain covenants the most restrictive of which required that the Company maintain minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure defined below, of not less than $15.7 million for the fiscal quarter ended September 30, 2003. For the quarter ended September 30, 2003, EBITDA was (as described below) $16.0 million which was within covenant. The Company was also required to maintain an annualized rolling fixed charge coverage ratio of not less than 0.85 to 1.0 for the fiscal quarter ended September 30, 2003. At September 30, 2003, the fixed charge coverage ratio was 1.0 to 1.0 which was within covenant.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    FINANCING ARRANGEMENTS—(Continued)

For the first and second quarters of 2003, the Company violated the EBITDA loan covenant under the Revolving Credit Facility which was cured by amending the Loan and Security Agreement dated September 6, 2002 (the “Loan and Security Agreement”) with the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) and the Third Amendment to the Loan and Security Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the Company is now required to maintain consolidated EBITDA of not less than $32.3 million for the two quarters ending December 31, 2003. The required level of EBITDA then increases to $43.7 million for the three quarters ended March 31, 2004 to $59.5 million for the four quarters ended June 30, 2004. The required level of EBITDA then increases in approximately equal quarterly increments from $61.7 million to $68.6 million for the four consecutive quarters ending September 30, 2004 and June 30, 2005, respectively. The Company is now also required to maintain a fixed charge coverage ratio of not less than 0.90 to 1.0 for the two quarters ending December 31, 2003. The required fixed charge coverage ratio then increases to 0.95 to 1.0 for the three quarter period ending March 31, 2004, to 1.0 to 1.0 for the four quarter periods ending June 30, 2004 through December 31, 2004, to 1.1 to 1.0 for the four quarter period ending March 31, 2005, and to 1.2 to 1.0 for the four quarter period ending June 30, 2005.

In exchange for the lenders waving the violation of the EBITDA loan covenant for the first and second quarters of 2003 and resetting the loan covenants for future periods, the Second Amendment and Third Amendment required the Company to pay amendment fees that totaled approximately $0.4 million and the Third Amendment increased the interest rate from that of the Loan and Security Agreement from LIBOR plus 3.00% to LIBOR plus 3.50%, or from the U.S. prime rate to the prime rate plus 0.50% for U.S. based prime rate loans. For prime rate based borrowings in Canada, the Third Amendment increased the interest rate from that of the Loan and Security Agreement from the Canadian prime rate to the Canadian prime rate plus 0.50%. The increase in the interest rates under the Third Amendment became effective as of August 1, 2003 and will continue until such time as the Company has maintained a fixed charge coverage ratio in excess of 1.1 to 1.0 for three consecutive quarters. In such event, the interest rates will revert in future periods from LIBOR plus 3.50% to LIBOR plus 3.25%, from the U.S. prime rate plus 0.50% to the U.S. prime plus 0.25% for U.S. based prime rate loans, or from the Canadian prime plus 0.50% to Canadian prime plus 0.25% for Canadian based prime loans.

EBITDA under the Revolving Credit Facility for the quarter ended September 30, 2003 is calculated as follows, and EBITDA for the quarter ended September 30, 2003 may in the future be increased due to the inclusion of severance paid to former employees (dollars in thousands):

Net income	$7,418
Accretion of environmental liabilities	2,745
Depreciation and amortization	6,787
Interest expense, net	6,048
Provision for income taxes	1,746
Change in value of embedded derivative	(8,748)

EBITDA	$15,996

Senior Loans and Subordinated Loans. The Senior Loans and the Subordinated Loans provide for certain covenants the most restrictive of which required that the Company maintain minimum consolidated annualized EBITDA of not less than $53.0 million for the four quarter period ended September 30, 2003. For the four quarter period ended September 30, 2003, EBITDA was (as described below) $54.3 million which was within covenant. The Company was also required to maintain an annualized fixed charge coverage ratio (as the term was redefined by the Third Amendment to the Financing Agreement as described below) of not less than 0.93 to 1.0 for the fiscal quarter ended September 30, 2003. For the fiscal quarter ended September 30, 2003, the fixed charge coverage ratio was 1.04 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated annualized EBITDA of not more than 2.13 to 1.0 for the fiscal quarter ended September 30, 2003. For the fiscal quarter ended September 30, 2003, the leverage ratio was 1.81 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated certain of the loan covenants under the Senior Loans and Subordinated Loans which was cured by amending the Financing Agreement dated September 6, 2002 (the “Financing Agreement”) with the First Amendment to Financing Agreement (the “First Financing Amendment”) and the Second Amendment to Financing Agreement (the “Second Financing Amendment”). The Company is now required to maintain consolidated four quarters EBITDA of not less than $50.1 million for the quarter ended December 31, 2003. The required level of EBITDA then increases in approximately equal quarterly increments to $64.6 million, $80.3 million, $90.9 million, and $107.1 million for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a fixed charge coverage ratio of not less than 0.80 to 1.0 for the four quarter period

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    FINANCING ARRANGEMENTS—(Continued)

ending December 31, 2003. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.12 to 1.0, 1.33 to 1.0, 1.43 to 1.0 and 1.55 to 1.0 for the four fiscal quarters ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a leverage ratio of not more than 2.27 to 1.0 for the four fiscal quarters ending December 30, 2003. The maximum leverage ratio allowed then decreases in approximately equal quarterly increments to 1.65 to 1.0, 0.98 to 1.0, 0.62 to 1.0 and 0.21 to 1.0 for the four fiscal quarters ending December 31, 2004, 2005, 2006 and 2007, respectively.

In exchange for the lenders waiving the violation of the loan covenants for the first and second quarters of 2003 and resetting the loan covenants for future periods, the First Financing Amendment and Second Financing Amendment required the Company to pay amendment fees totaling approximately $1.0 million. The Second Financing Amendment increased the interest rates from those of the Financing Agreement for Senior and Subordinated Loans from LIBOR plus 7.25% to LIBOR plus 7.75% and from 22.0% to 22.5%, respectively. The Amendments to the Financing Agreement also prohibit the Company from paying dividends in cash on its Series B Preferred Stock and Series C Redeemable Preferred Stock, and prohibit the repurchase or retirement of outstanding common stock, preferred stock, warrants and stock options.

In October 2003, the Financing Agreement was further modified by the Third Amendment to Financing Agreement (the “Third Financing Amendment”). The Third Financing Amendment redefined the fixed charge coverage ratio for the fiscal quarters ending September 30, 2003 through June 30, 2004 to exclude from capital expenditures the effect of correcting certain non-cash errors that had been made through application of purchase accounting in the preparation of the Consolidated Statements of Cash Flows for the six months ended June 30, 2003. Those corrections are described in Amendment No. 1 on Form 10-Q/A as filed on November 14, 2003 to the Company’s previously filed reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

EBITDA under the Financing Agreement, as amended, for the four fiscal quarters ended September 30, 2003 is calculated as follows (dollars in thousands):

Net loss	$(1,642)
Cumulative effect of change in accounting principle, net of tax	8

Net loss before change in accounting principle	(1,634)
Accretion of environmental liabilities	9,460
Depreciation and amortization	25,638
Interest expense, net	22,739
Provision for income taxes	5,612
Restructuring charges	1,794
Change in value of embedded derivative	(9,323)

EBITDA	$54,286

L/C Facility. At September 30, 2003, letters of credit outstanding under the L/C Facility were $85.9 million.

EBITDA.    In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles, the Company also uses the non-GAAP measure EBITDA which the Company defines in accordance with the Financing Agreement, as amended, which is earnings before interest expense, income taxes, depreciation and amortization, accretion of environmental liabilities, gains or losses on the embedded derivative and restructuring expenses. The Company believes that EBITDA is useful to investors because it is an indicator of the strength and performance of the ongoing business operations, including the ability to fund capital expenditures and service debt. In addition to the inclusion of EBITDA in the loan covenants, the number of common shares to which the Company’s Series C Convertible Redeemable Preferred Stock can be converted into is dependent on the level of future EBITDA. The Company also uses EBITDA to measure the performance of operating units and awards management incentive bonuses based on the level of EBITDA attained.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    FINANCING ARRANGEMENTS—(Continued)

The following reconciles EBITDA to net cash provided by operating activities for the nine months ended September 30, 2003:

EBITDA	$33,833
Adjustments to reconcile EBITDA to net cash provided from operating activities:
Interest expense	(17,537)
Provision for income taxes	(3,996)
Restructuring charges	124
Allowance for doubtful accounts	1,374
Amortization of deferred financing costs	1,735
Loss on sale of fixed assets	285
Stock options expensed	21
Foreign currency loss on intercompany balances	1,326
Changes in assets and liabilities, net of acquisition:
Accounts receivable	20,612
Unbilled accounts receivable	3,110
Environmental liabilities	(6,026)
Deferred revenue	(5,509)
Other, net	573

Net cash provided by operating activities	$29,925

(6)    LEGAL PROCEEDINGS

Item 3, “Legal Proceedings,” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2003 describes the material legal proceedings in which the Company was then involved. Those legal proceedings relate primarily to certain environmental liabilities to governmental agencies which the Company assumed as part of the purchase price for the Company’s acquisition effective September 7, 2002 of the assets of the Chemical Service Division (the “CSD”) of Safety-Kleen Services, Inc. and its subsidiaries (the “Sellers”). The only material changes which have subsequently occurred with respect to such legal proceedings are as follows.

Ville Mercier Legal Proceedings.    As more fully described in the Company’s Form 10-K, the Company acquired as part of the CSD assets the stock of one of the Sellers’ former Canadian subsidiaries (the “Mercier Subsidiary”) which owns and operates a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). A portion of the Mercier Facility is contaminated as a result of actions dating back to 1968, when the Quebec government issued to the unrelated company which then owned the Mercier Facility two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

Ville Mercier and three neighboring municipalities filed in 1999 separate legal proceedings against the Mercier Subsidiary, certain related companies and certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which the plaintiffs claim was caused by leakage from the former Ville Mercier lagoons and caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970’s and early 1980’s. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region.

Because the continuation of such proceedings by the Mercier Subsidiary, which is now owned by the Company, will require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, determined to pursue settlement discussions with the governmental entities in Canada which are parties to such proceedings. As of December 31, 2002, the Company could not predict whether such proposed discussions would result in a settlement of the proceedings and, if so, the amount of the Company’s potential liability under such a settlement. Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but SFAS No. 5 does not permit a company acquiring assets to record as part of the purchase price any assumed liabilities which are not both probable and estimable. As of December 31, 2002, the Company determined that the amount of potential liabilities relating to Ville Mercier were not both probable and estimable; accordingly, the Company did not then record any such liabilities as part of the purchase

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    LEGAL PROCEEDINGS (Continued)

price for the CSD assets. However, based upon discussions subsequently held with representatives of certain of those governmental entities, the Company now anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and the Company has been able to estimate the likely cost of such remediation. Accordingly, the Company recorded in the third quarter of 2003, as adjustments to the purchase price of the CSD assets in accordance with generally accepted accounting principles, a net increase in recorded liabilities of $4.2 million (in U.S. dollars) primarily for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

Marine Shale Processors.    As further described in the Company’s Form 10-K, the Company’s agreement to pay, as part of the purchase price for the CSD assets, the Sellers’ share of certain cleanup costs payable to governmental entities under federal and state Superfund laws include certain potential liabilities which the Sellers expect to incur in the future in connection with an incinerator formerly owned and operated by Marine Shale Processors, Inc. Federal and state Superfund laws generally impose joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes to such sites for treatment, storage and/or disposal. Accordingly, the Superfund laws encourage potentially responsible parties (“PRPs”) to agree to share in specified or allocated percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site(s).

Beginning in the mid-1980’s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), owned and operated a kiln that incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996, when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shut down its operations. During the course of its operations, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby property owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain at the Marine Shale facility. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the Recycling Park, Inc. site.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of tons of waste incinerated. At December 31, 2002, the Company determined that it lacked the data required to estimate its liability at the Marine Shale facility and the Recycling Park, Inc. site. During 2003, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company has determined that the remedial liabilities and associated legal costs are now estimable, and the Company recorded in the third quarter of 2003 adjustments to the purchase price of the CSD assets in accordance with generally accepted accounting principles and offsetting liabilities of $13.4 million for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws at the Marine Shale facility and Recycling Park, Inc site.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 was recorded as a change in accounting principle which requires that a cumulative-effect adjustment be recorded in the statement of operations.

The principal changes from the implementation of SFAS No. 143 were (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company’s credit-adjusted risk free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which will now be expensed in the period incurred under SFAS No. 143 and (3) a reduction due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.7 million resulted in a corresponding reduction in the value allocated to the assets acquired (see Note 2 “Acquisition”). The implementation also resulted in a net of tax cumulative-effect adjustment of $8.0 thousand recorded in the statement of operations for the nine months ended September 30, 2003.

The implementation of SFAS No. 143 for companies in the hazardous waste industry is complex. Directly following is a table that summarizes the difference between the Company’s historical practices and current practices of accounting for facility closure, facility post-closure care, landfill cell closure and remedial liabilities. Following the table is a detailed discussion of the accounting for environmental liabilities and tables that detail the roll-forward of the environmental liabilities from December 31, 2002 through September 30, 2003.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:
Cell closure	Cell closure costs are the costs required to construct a landfill cell cap.	No change.

Landfill closure	Includes costs required to dismantle certain landfill structures and regulatory costs such as groundwater monitoring, leachate management and financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Landfill post-closure	Costs include routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill closure	Costs of decontaminating waste handling equipment, pipes, enclosures, etc. contaminated in the normal course of operations. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of non-landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill post-closure	Costs include routine monitoring and maintenance after the facility has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance. Post-closure care is not typically required for permitted non-landfill facilities.	No change, except that financial assurance is no longer included as a cost component of non-landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Remedial liabilities	The costs of removal or containment of contaminated material including material that became contaminated as part of normal operations.	The costs of removal or containment of contaminated material that did not arise as the result of normal operations. Certain costs previously classified as remedial costs were reclassified as closure costs based on SFAS No. 143 requiring that closure costs arising out of normal operations be accounted for as part of the asset retirement obligation.

Discount Rate:	Risk-free rate (4.9% at December 31, 2002) was used to discount accrued closure and post-closure obligations, and remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. Remedial obligations incurred in the course of operations are generally undiscounted.	Credit-adjusted, risk-free rate (14.0% at January 1, 2003) for liabilities accrued under SFAS No. 143. Remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are and will continue to be discounted at the risk free interest rate at the time of the acquisition (4.9%). No change to remedial obligations incurred in the course of operations.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a reasonable portion estimated at the Company’s internal cost.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Cost was inflated to period of performance (2.4% for the period ended December 31, 2002).	Inflation rate changed to 2.0% effective January 1, 2003.

Recognition of Assets and Liabilities:

Cell closure	Cell closure was accrued on the units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste.	Each capping event is accounted for as a discrete obligation. All capping is recorded as a liability and asset, based on the discounted cash flow associated with each capping event, as airspace is consumed related to the specific capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows.

Landfill closure and post-closure	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities was recorded to accrued environmental liabilities, with a corresponding charge to cost of operations as airspace is consumed.	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued environmental liabilities, with a corresponding increase in landfill assets as airspace is consumed.

Non-landfill closure and post-closure	Closure and post-closure costs were accrued when a decision was made to close a non-landfill facility.	At the time of facility acquisition or construction, the present value of the asset retirement obligation is recorded as an asset and a retirement liability is recorded in the same amount. The asset retirement cost is depreciated over the estimated life of the facility and the liability is accreted at the credit-adjusted risk free interest rate.
Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability.	Not applicable.

Amortization of asset retirement cost	Not applicable for cell closure, landfill and non-landfill facility closure and post-closure.	Landfill facilities are amortized to depreciation and amortization expense as airspace is consumed over the life of cell or landfill. Non-landfill facilities are amortized to depreciation and amortization expense using the straight-line method over the estimated life of the facility.

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed. Remedial liabilities were accreted at the risk-free interest rate using the effective interest method.	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (14.0%) under the effective interest method.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of September 30, 2003 there was one unpermitted expansion included in the Company’s landfill accounting model, which represents approximately 29% of the Company’s remaining airspace at this date. This expansion does not represent an exception to the Company’s established criteria.

As of September 30, 2003, the Company has 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

Facility Name	Location	Remaining lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
			Permitted	Unpermitted	Total
Altair	Texas	0.1	9		9
Buttonwillow	California	73	10,318		10,318
Deer Park	Texas	21	579		579
Deer Trail	Colorado	3	28		28
Grassy Mountain	Utah	11	905		905
Kimball	Nebraska	18	512		512
Lone Mountain	Oklahoma	13	1,570		1,570
Ryley	Alberta	29	1,062		1,062
Sarnia	Ontario	29	460	5,493	5,953
Sawyer	North Dakota	31	472		472
Westmorland	California	46	2,732		2,732

			18,647	5,493	24,140

In addition, the Company had 2.9 million cubic yards of permitted but not highly probable, airspace as of September 30, 2003. Permitted, but not highly probable, airspace is permitted airspace whose use the Company has determined is uncertain.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

The following table presents the remaining highly probable airspace from December 31, 2002 through September 30, 2003:

Highly Probable Air Space (Thousands of Cubic Yards)
Remaining capacity at December 31, 2002	25,288
Consumed nine months ended September 30, 2003	(509)
Change in estimate	(639)

Remaining capacity at September 30, 2003	24,140

Non-Landfill Closure and Post-Closure

Final closure and post-closure obligations for facilities other than landfills. Final closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. Final closure and post-closure costs are increased for inflation (2.0% for the periods ended September 30, 2003) and discounted at the Company’s credit-adjusted risk-free interest rate (14.0% for the period ended September 30, 2003). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp., and the Company believes that most of the remedial obligations did not arise from normal operations. Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting. Certain costs previously classified as remedial costs were reclassified as closure costs at September 30, 2003, if the Company determined that the remedial liability arose from normal operations.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003. Under SFAS No. 143 final closure and post-closure liabilities are inflated using estimates of future inflation until the time of payment then discounted using the Company’s credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting.

The Company has recorded landfill and non-landfill net asset retirement costs as follows (amounts in thousands):

	September 30, 2003	December 31, 2002
Landfill and non-landfill net asset retirement costs	$598	$—

The Company has recorded liabilities for closure, post-closure and remedial obligations as follows (amounts in thousands):

	September 30, 2003	December 31, 2002
Current portion of environmental liabilities	$17,759	$22,331
Non-current portion of environmental liabilities	175,211	182,280

Total	$192,970	$204,611

The changes to environmental liabilities for the nine months ended September 30, 2003 are as follows (in thousands):

Environmental Liabilities Rollforward

	December 31, 2002	Cumulative effect of changes in accounting for Asset Retirement Obligation	Purchase accounting adjustment due to change in Accounting for Asset Retirement Obligation	Opening Balance Sheet Adjustment	Asset Retirement Cost Offset	Charges to Expense	Reclassifications and other	Payments	September 30, 2003
Landfill retirement liability	$60,765	$(79)	$(38,794)	$2,851	$741	$2,524	$147	$(41)	$28,114
Non-landfill retirement liability	—	1,381	8,489	761	—	943	(1,051)	(2,307)	8,216
Remedial liabilities:
Remediation for landfill sites	4,519	—	—	662	—	186	263	(154)	5,476
Remediation, closure and post-closure for closed sites	104,899	537	(16,363)	5,870	—	3,172	2,344	(2,686)	97,773
Remediation (including Superfund) for non-landfill open sites	34,428	—	(16)	18,059	—	1,524	340	(944)	53,391

Total	$204,611	$1,839	$(46,684)	$28,203	$741	$8,349	$2,043	$(6,132)	$192,970

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

Reserves for closure, post-closure and remedial obligations are as follows (in thousands):

	September 30, 2003	December 31, 2002
Landfill retirement liability:
Cell closure	$17,903	$20,336
Facility closure	5,355	12,125
Post-closure	4,856	28,304

	28,114	60,765

Non-landfill retirement liability:
Facility closure and post closure	8,216	—

Remedial liabilities:
Remediation for landfill sites	5,476	4,519
Remediation, closure and post-closure for closed sites	97,773	104,899
Remediation (including Superfund) for non landfill open sites	53,391	34,428

	156,640	143,846

Total	$192,970	$204,611

All of the landfill facilities included in the table above are active as of September 30, 2003.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining period 2003	$3,531
2004	19,670
2005	29,336
2006	22,718
2007	21,189
Thereafter	328,790

Subtotal	425,234
Less: Reserves to be provided (including discount of $159.8 million) over remaining site lives	(232,264)

Total	$192,970

Estimation of Certain Preacquisition Contingencies— Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those assumed liabilities which are not both probable and estimable. As described in Note 8, “Legal Proceedings,” to the Company’s audited financial statements as of December 31, 2002, and as included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003 and as updated in Note 6, “Legal Proceedings,” of this Form 10-Q under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” the Company was previously unable to estimate the amount of potential remedial liabilities in connection with the facility and site which are the subject of these proceedings, but, as part of the integration plan of the CSD acquisition, the Company committed to obtaining the data required so that the Company could record such liabilities as adjustments to the purchase price. Sufficient additional information on these proceedings was obtained to allow the Company to record these liabilities as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles. Accordingly, additional discounted environmental liabilities have been recorded as part of the purchase price in the quarter ended September 30, 2003 in the amounts of $13.4 million and $4.2 million relating to Marine Shale Processors and the Ville Mercier Legal Proceedings, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

Remedial liabilities, including Superfund liabilities—As described in the tables above, the Company had as of September 30, 2003 a total of $156.6 million of estimated liabilities for remediation of environmental contamination, of which $5.5 million related to the Company’s landfills and $151.1 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 52 active or Superfund sites as of September 30, 2003. As described in Note 8, “Legal Proceedings,” of the Company’s audited financial statements for the year ended December 31, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

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

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to estimate the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 20 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of September 30, 2003 (as calculated in accordance with generally accepted accounting principles) for future remediation for all facilities and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $156.6 million. The Company also estimates that it is “reasonably possible”, as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $22.6 million greater than such $156.6 million, and the Company believes that it is also possible that the amount of such total liabilities could be less than such $156.6 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	REMEDIAL LIABILITIES AND CHANGES IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS—(Continued)

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the estimated amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Facilities now used in active conduct of the Company’s business (15 facilities)	$36,563	23.3%	$8,358
Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (12 facilities)	97,773	62.4	11,961
Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (20 sites)	20,324	13.0	2,051
Sites for which the Company had liabilities prior to the acquisition of CSD assets (3 superfund sites and 2 other sites)	1,980	1.3	198

Totals	$156,640	100.0%	$22,568

Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Baton Rouge, LA	Closed incinerator and landfill	$37,815	24.1%	$5,246
Bridgeport, NJ	Closed incinerator	27,798	17.8	3,394
Marine Shale Processors	Third party superfund site	13,593	8.7	1,374
Roebuck, SC	Closed incinerator	10,377	6.6	847
Mercier, Quebec	Open incineration facility and legal proceedings	9,891	6.3	1,075
Cleveland, OH	Closed wastewater facility	8,312	5.3	767
Various	All other incinerators, landfills, waste water treatment facilities and service centers (24 sites)	41,930	26.8	9,168
Various	All other superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste (22 sites)	6,924	4.4	697

	Totals	$156,640	100%	$22,568

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	INCOME TAXES

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. For the three and nine months ended September 30, 2003, a full valuation allowance was maintained against the Company’s net U.S. deferred tax asset position and no U.S. tax benefit was recorded.

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

(9)	EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except per share amounts):

	Three Months Ended September 30, 2003
	Income (Numerator)	Shares Plus Potentially Dilutive Shares (Denominator)	Per- Share
Income before cumulative effect of change in accounting principle	$7,418
Less preferred stock dividends and accretion	(828)

Basic EPS available to common shareholders before change in accounting principle	6,590	13,770	$0.48
Cumulative effect of change in accounting principle, net of income taxes	—	13,770	$0.00

Basic EPS attributable to common shareholders	$6,590	13,770	$0.48

Income before cumulative effect of change in accounting principle	$7,418
Less Series B Preferred dividends	(112)
Less gain on embedded derivative	(8,748)

Loss for purposes of calculating dilutive before change in accounting principle	(1,442)	16,187	$(0.09)
Cumulative effect of change in accounting principle, net of income taxes	—	16,187	$0.00

Loss for purposes of calculating dilutive after change in accounting principle	$(1,442)	16,187	$(0.09)

	Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share
Loss before cumulative effect of change in accounting principle	$(33,374)
Less preferred stock dividends and accretion	(200)

Basic and diluted loss available to common shareholders before change in accounting principle	(33,574)	12,153	$(2.76)
Cumulative effect of change in accounting principle, net of income taxes	—	12,153	$0.00

Basic and diluted loss attributable to common shareholders	$(33,574)	12,153	$(2.76)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    EARNINGS (LOSS) PER SHARE—(Continued)

	Nine Months Ended September 30, 2003
	Income (Numerator)	Shares Plus Potentially Dilutive Shares (Denominator)	Per- Share
Loss before cumulative effect of change in accounting principle	$(6,576)
Less preferred stock dividends and accretion	(2,446)

Basic loss available to common shareholders before change in accounting principle	(9,022)	13,443	$(0.67)
Cumulative effect of change in accounting principle, net of income taxes	8	13,443	$0.00

Basic loss attributable to common shareholders	$(9,030)	13,443	$(0.67)

Loss before cumulative effect of change in accounting principle	$(6,576)
Less Series B Preferred dividends	(336)
Less gain on embedded derivative	(9,194)

Loss for purposes of calculating dilutive before change in accounting principle	(16,106)	15,860	$(1.02)
Cumulative effect of change in accounting principle, net of income taxes	8	15,860	$0.00

Loss for purposes of calculating dilutive after change in accounting principle	$(16,114)	15,860	$(1.02)

	Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per- Share
Loss before cumulative effect of change in accounting principle	$(33,133)
Less preferred stock dividends and accretion	(424)

Basic and diluted loss available to common shareholders before change in accounting principle	(33,557)	12,146	$(2.76)
Cumulative effect of change in accounting principle, net of income taxes	—	12,146	$0.00

Basic and diluted loss attributable to common shareholders	$(33,557)	12,146	$(2.76)

The Company has issued options, convertible preferred stock and redeemable convertible preferred stock that are potentially dilutive to earnings. For the three and nine months ended September 30, 2003, the Series C Convertible Preferred Stock has been included in potentially dilutive shares. For the three and nine months ended September 30, 2002, none of the options, warrants, Series B Convertible Preferred Stock or Series C Redeemable Convertible Preferred Stock have been included in the above calculations as they are anti-dilutive for those periods.

(10)    RESTRUCTURING

For the year ended December 31, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition of the assets of the CSD. The restructuring charge consisted of $250,000 for severance for individuals that were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from the acquisition date through September 30, 2003 (in thousands):

	Severance		Locations		Total
	Number of Employees	Costs	Number of Locations	Costs
Balance at December 31, 2002	6	$67	2	$372	$439
Change in estimate	(6)	(67)	—	(57)	(124)
Utilized nine months ended September 30, 2003	—	—	—	(66)	(66)

Balance September 30, 2003	—	$—	2	$249	$249

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    SEGMENT REPORTING

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

(11)    SEGMENT REPORTING—(Continued)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Technical Services	$107,496	$50,039	$320,899	$110,520
Site Services	44,053	34,301	143,615	87,530
Corporate Items	(464)	(975)	911	(1,261)

Total	151,085	83,365	465,425	196,789

Cost of Revenues:
Technical Services	74,135	36,900	229,024	78,221
Site Services	32,712	24,869	108,470	63,504
Corporate Items	1,840	290	9,604	1,324

Total	108,687	62,059	347,098	143,049

Selling, General & Administrative Expenses:
Technical Services	13,238	5,593	43,126	12,660
Site Services	4,456	2,582	13,226	7,459
Corporate Items	8,708	6,683	28,142	16,670

Total	26,402	14,858	84,494	36,789

EBITDA:
Technical Services	20,123	7,546	48,749	19,639
Site Services	6,885	6,850	21,919	16,567
Corporate Items	(11,012)	(7,948)	(36,835)	(19,255)

Total EBITDA Contribution	15,996	6,448	33,833	16,951
Reconciliation to Consolidated Statement of Operations
Accretion of environmental liabilities	2,745	—	8,261	—
Depreciation and amortization	6,787	4,400	19,933	9,744
Restructuring	—	750	(124)	750
Other acquisition costs	—	4,737	—	4,737

Income (loss) from operations	6,464	(3,439)	5,763	1,720
Other income	8,748	—	9,194	—
Loss on early extinguishment of debt	—	24,658	—	24,658
Interest expense, net	6,048	3,267	17,537	8,024

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$9,164	$(31,364)	$(2,580)	$(30,962)

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

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). That acquisition broadened the Company’s disposal capabilities, geographic reach and significantly expanded the Company’s network of hazardous waste disposal facilities. Following the acquisition, the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment and disposal facilities in North America. The Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its service area and has resulted in significant cost savings by allowing the Company to treat and dispose of hazardous waste internally that the Company previously paid third parties to dispose of and that further savings can be realized by eliminating redundant selling, general and administrative expenses and inefficient transportation costs.

The Company believed that significant synergies existed between the Company and the former CSD operations. The Company planned to reduce expenses by use of common information management systems to minimize disposal costs outside the integrated network of facilities by sending waste to the disposal facilities that it now owns. The Company planned to eliminate duplicate costs relating to overlapping operations on a geographic basis. The integration of operations and reduction of the combined entities operating costs are ongoing.

In addition, as part of the acquisition, the Company assumed certain environmental liabilities valued as of September 30, 2003 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) of approximately $184.5 million. The Company now anticipates such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or later or in greater or lesser amounts than now anticipated.

As further discussed in Item 4, “Controls and Procedures,” Safety-Kleen publicly disclosed that it historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it would be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. During the initial period of integration, the Company experienced deficiencies in certain of its internal controls. The Company has made significant progress in resolving but has not yet resolved all of the internal control weaknesses caused by the integration of the CSD into the Company’s systems.

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

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 21 treatment, storage or disposal facilities (six of which have since been closed by the Company), six wastewater treatment facilities (one of which has since been closed by the Company), nine commercial landfills and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.3 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 6.0 million cubic yards of remaining capacity, which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incinerator in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

The primary reasons for the acquisition of the CSD assets were to broaden the Company’s disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand the Company’s network of hazardous waste disposal facilities. In addition, the Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its site and industrial services which in turn could increase the utilization and profitability of the facilities. Finally, the Company believed that the acquisition would result in significant cost savings by allowing the Company to treat hazardous waste internally. The Company previously paid third parties to dispose of hazardous waste because the Company lacked the facilities required to dispose of the waste internally.

On July 14, 2003, the Fourth Amendment to Acquisition Agreement (the “Fourth Amendment”) was executed between the Company and the Seller. The Fourth Amendment was structured as a global settlement and resolved certain issues between the parties as to (i) the amount of working capital delivered by the Seller to the Company as required by the Acquisition Agreement and subsequent amendments thereto, (ii) the amounts due between the parties under the Transition Services Agreement, which defined services that the Company and the Seller would provide to each other, and (iii) the “shortfall” amount due to the Company under the Waste Disposal Agreement (as discussed below). The Fourth Amendment provided for the Seller’s payment to the Company of $7.8 million in cash (the “Global Settlement Payment”), which was received in the quarter ended September 30, 2003.

The Company purchased the assets of the CSD for $34.3 million in cash, and incurred direct costs related to the transaction of $9.8 million. This gross purchase price of $44.1 million was partially offset by the global settlement payment of $7.8 million. The total purchase price of the acquisition is $36.3 million. In addition, the Company assumed with the transaction certain environmental liabilities valued at September 30, 2003 in accordance with generally accepted accounting principles at $184.5 million.

The Company has allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the initial allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired as of September 7, 2002, based on information then available (in thousands):

	Acquired Assets and Liabilities as Recorded September 30, 2002	Acquired Assets and Liabilities as Revised December 31, 2002	Acquired Assets and Liabilities as Revised September 30, 2003
Current assets	$97,931	$93,969	$101,604
Due from Safety-Kleen Corp.	15,300	15,261	—
Property, plant and equipment	147,889	110,649	104,223
Intangible assets	114,442	87,902	77,649
Other assets	1,649	1,843	1,888
Current environmental liabilities	(23,574)	(21,200)	(9,076)
Other current liabilities	(57,655)	(52,772)	(54,749)
Environmental liabilities, long-term	(242,426)	(181,697)	(175,473)
Other long-term liabilities	(9,739)	(9,738)	(9,739)

Cost of CSD assets acquired	$43,817	$44,217	$36,327

Cash purchase price	$34,330	$34,330	$26,580
Estimated transaction costs	9,487	9,887	9,747

Cost of CSD assets acquired	$43,817	$44,217	$36,327

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. The Company revised its preliminary estimate and reduced such liability to $184.5 million. The $81.5 million net decrease in the assumed environmental liabilities consists of decreases that total $103.5 million which consists of a $50.0 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting, a $46.7 million decrease as a result of adopting Statement of Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter 2003, and a net $6.8 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations. These decreases were partially offset by a $22.0 million increase in environmental liabilities due to the Company being able to estimate in the third quarter 2003 the cost of remedial and legal liabilities relating to the Ville Mercier Legal Proceedings and Marine Shale Processors, as further discussed in Note 6, “Legal Proceedings,” that the Company was not previously able to estimate.

The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of CSD. $12.7 million of the puchase price was allocated to properties held for sale as discussed in Note 4. Intangible assets recorded at $77.6 million consist of $72.9 million of permits and $4.7 million of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. As the fair value of the assets acquired from the CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $281.3 million in order to record the assets at cost as required by generally accepted accounting principles in the United States. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction. The Company also concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives.

Future adjustments that result from preacquisition contingencies will be included in the determination of net income in the period in which the adjustment is determined.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12.6 million which consisted primarily of increases in lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which were closed. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (in thousands):

	Severance		Facilities		Other	Total
	Number of Employees	Liability	Number of Facilities	Liability	Liability
Balance December 31, 2002	223	$4,776	10	$3,530	$230	$8,536
Net change in estimate	16	(228)	(1)	(205)	77	(356)
Interest accretion	—	—	—	367	—	367
Utilized quarter ended March 31, 2003	(64)	(1,378)	—	(49)	(49)	(1,476)
Utilized quarter ended June 30, 2003	(46)	(1,025)	—	(22)	(151)	(1,198)
Utilized quarter ended September 30, 2003	(54)	(748)	—	(490)	(107)	(1,345)

Balance September 30, 2003	75	$1,397	9	$3,131	$—	$4,528

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

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that the BSSD would provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any such “shortfall” payment due the Company under the Master Waste Disposal Agreement was included within the Global Settlement Payment paid by the Seller to the Company on July 28, 2003 pursuant to the Fourth Amendment to the Acquisition Agreement as described above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the effective date of the CSD acquisition (September 7, 2002). Accordingly, both the Company and the BSSD should be significant customers of each other for at least the three years following such date.

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

ENVIRONMENTAL LIABILITIES

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 was recorded as a change in accounting principle which requires that a cumulative-effect adjustment be recorded in the statement of operations.

The principal changes from the implementation of SFAS No. 143 were (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company’s credit-adjusted risk free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which will now be expensed in the period incurred under SFAS No. 143 and (3) a reduction due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.7 million resulted in a corresponding reduction in the value allocated to the assets acquired (see Note 2 “Acquisition”). The implementation also resulted in a net of tax cumulative-effect adjustment of $8.0 thousand recorded in the statement of operations for the nine months ended September 30, 2003.

The implementation of SFAS No. 143 for companies in the hazardous waste industry is complex. Directly following is a table that summarizes the difference between the Company’s historical practices and current practices of accounting for facility closure, facility post-closure care, landfill cell closure and remedial liabilities. Following the table is a detailed discussion of the accounting for environmental liabilities and tables that detail the roll-forward of the environmental liabilities from December 31, 2002 through September 30, 2003.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of September 30, 2003 there was one unpermitted expansion included in the Company’s landfill accounting model, which represents approximately 29% of the Company’s remaining airspace at this date. This expansion does not represent an exception to the Company’s established criteria.

As of September 30, 2003, the Company has 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

Facility Name	Location	Remaining lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
			Permitted	Unpermitted	Total
Altair	Texas	0.1	9		9
Buttonwillow	California	73	10,318		10,318
Deer Park	Texas	21	579		579
Deer Trail	Colorado	3	28		28
Grassy Mountain	Utah	11	905		905
Kimball	Nebraska	18	512		512
Lone Mountain	Oklahoma	13	1,570		1,570
Ryley	Alberta	29	1,062		1,062
Sarnia	Ontario	29	460	5,493	5,953
Sawyer	North Dakota	31	472		472
Westmorland	California	46	2,732		2,732

			18,647	5,493	24,140

In addition, the Company had 2.9 million cubic yards of permitted but not highly probable, airspace as of September 30, 2003. Permitted, but not highly probable, airspace is permitted airspace whose use the Company has determined is uncertain.

The following table presents the remaining highly probable airspace from December 31, 2002 through September 30, 2003:

Highly Probable Air Space (Thousands of Cubic Yards)
Remaining capacity at December 31, 2002	25,288
Consumed nine months ended September 30, 2003	(509)
Change in estimate	(639)

Remaining capacity at September 30, 2003	24,140

Non-Landfill Closure and Post-Closure

Final closure and post-closure obligations for facilities other than landfills. Final closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. Final closure and post-closure costs are increased for inflation (2.0% for the periods ended September 30, 2003) and discounted at the Company’s credit-adjusted risk-free interest rate (14.0% for the period ended September 30, 2003). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp., and the Company believes that most of the remedial obligations did not arise from normal operations. Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting. Certain costs previously classified as remedial costs were reclassified as closure costs at September 30, 2003, if the Company determined that the remedial liability arose from normal operations.

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

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003. Under SFAS No. 143 final closure and post-closure liabilities are inflated using estimates of future inflation until the time of payment then discounted using the Company’s credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is neither increased for inflation nor reduced for discounting.

The Company has recorded landfill and non-landfill net asset retirement costs as follows (amounts in thousands):

	September 30, 2003	December 31, 2002
Landfill and non-landfill net asset retirement costs	$598	$—

The Company has recorded liabilities for closure, post-closure and remedial obligations as follows (amounts in thousands):

	September 30, 2003	December 31, 2002
Current portion of environmental liabilities	$17,759	$22,331
Non-current portion of environmental liabilities	175,211	182,280

Total	$192,970	$204,611

The changes to environmental liabilities for the nine months ended September 30, 2003 are as follows (in thousands):

Environmental Liabilities Rollforward

	December 31, 2002	Cumulative effect of changes in accounting for Asset Retirement Obligation	Purchase accounting adjustment due to change in Accounting for Asset Retirement Obligation	Opening Balance Sheet Adjustment	Asset Retirement Cost Offset	Charges to Expense	Reclassifications and other	Payments	September 30, 2003
Landfill retirement liability	$60,765	$(79)	$(38,794)	$2,851	$741	$2,524	$147	$(41)	$28,114
Non-landfill retirement liability	—	1,381	8,489	761	—	943	(1,051)	(2,307)	8,216
Remedial liabilities:
Remediation for landfill sites	4,519	—	—	662	—	186	263	(154)	5,476
Remediation, closure and post-closure for closed sites	104,899	537	(16,363)	5,870	—	3,172	2,344	(2,686)	97,773
Remediation (including Superfund) for non-landfill open sites	34,428	—	(16)	18,059	—	1,524	340	(944)	53,391

Total	$204,611	$1,839	$(46,684)	$28,203	$741	$8,349	$2,043	$(6,132)	$192,970

Reserves for closure, post-closure and remedial obligations are as follows (in thousands):

	September 30, 2003	December 31, 2002
Landfill retirement liability:
Cell closure	$17,903	$20,336
Facility closure	5,355	12,125
Post-closure	4,856	28,304

	28,114	60,765

Non-landfill retirement liability:
Facility closure and post closure	8,216	—

Remedial liabilities:
Remediation for landfill sites	5,476	4,519
Remediation, closure and post-closure for closed sites	97,773	104,899
Remediation (including Superfund) for non landfill open sites	53,391	34,428

	156,640	143,846

Total	$192,970	$204,611

All of the landfill facilities included in the table above are active as of September 30, 2003.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining period 2003	$3,531
2004	19,670
2005	29,336
2006	22,718
2007	21,189
Thereafter	328,790

Subtotal	425,234
Less: Reserves to be provided (including discount of $159.8 million) over remaining site lives	(232,264)

Total	$192,970

Estimation of Certain Preacquisition Contingencies— Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those assumed liabilities which are not both probable and estimable. As described in Note 8, “Legal Proceedings,” to the Company’s audited financial statements as of December 31, 2002, and as included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003 and as updated in Note 6, “Legal Proceedings,” of this Form 10-Q under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” the Company was previously unable to estimate the amount of potential remedial liabilities in connection with the facility and site which are the subject of these proceedings, but, as part of the integration plan of the CSD acquisition, the Company committed to obtaining the data required so that the Company could record such liabilities as adjustments to the purchase price. Sufficient additional information on these proceedings was obtained to allow the Company to record these liabilities as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles. Accordingly, additional discounted environmental liabilities have been recorded as part of the purchase price in the quarter ended September 30, 2003 in the amounts of $13.4 million and $4.2 million relating to Marine Shale Processors and the Ville Mercier Legal Proceedings, respectively.

Remedial liabilities, including Superfund liabilities—As described in the tables above, the Company had as of September 30, 2003 a total of $156.6 million of estimated liabilities for remediation of environmental contamination, of which $5.5 million related to the Company’s landfills and $151.1 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 52 active or Superfund sites as of September 30, 2003. As described in Note 8, “Legal Proceedings,” of the Company’s audited financial statements for the year ended December 31, 2002 included in the Form 10-K filed with the Securities and Exchange Commission on April 10, 2003, the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

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

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to estimate the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 20 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of September 30, 2003 (as calculated in accordance with generally accepted accounting principles) for future remediation for all facilities and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $156.6 million. The Company also estimates that it is “reasonably possible”, as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $22.6 million greater than such $156.6 million, and the Company believes that it is also possible that the amount of such total liabilities could be less than such $156.6 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the estimated amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Facilities now used in active conduct of the Company’s business (15 facilities)	$36,563	23.3%	$8,358
Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (12 facilities)	97,773	62.4	11,961
Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (20 sites)	20,324	13.0	2,051
Sites for which the Company had liabilities prior to the acquisition of CSD assets (3 superfund sites and 2 other sites)	1,980	1.3	198

Totals	$156,640	100.0%	$22,568

Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Liability
Baton Rouge, LA	Closed incinerator and landfill	$37,815	24.1%	$5,246
Bridgeport, NJ	Closed incinerator	27,798	17.8	3,394
Marine Shale Processors	Third party superfund site	13,593	8.7	1,374
Roebuck, SC	Closed incinerator	10,377	6.6	847
Mercier, Quebec	Open incineration facility and legal proceedings	9,891	6.3	1,075
Cleveland, OH	Closed wastewater facility	8,312	5.3	767
Various	All other incinerators, landfills, waste water treatment facilities and service centers (24 sites)	41,930	26.8	9,168
Various	All other superfund sites (each representing less than 5% of total liabilities) owned by third parties to which either the Company or the Sellers (or their predecessors) shipped waste (22 sites)	6,924	4.4	697

	Totals	$156,640	100%	$22,568

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

	Percentage of Total Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Disposal costs to third parties	4.6	7.0	4.8	9.1
Other cost of revenues	67.3	67.4	69.8	63.6

Total cost of revenues	71.9	74.4	74.6	72.7
Selling, general and administrative expenses	17.5	17.8	18.1	18.7
Accretion of environmental liabilities	1.8	—	1.8	—
Depreciation and amortization	4.5	5.3	4.2	4.9
Restructuring	—	0.9	—	0.4
Other acquisition costs	—	5.7	—	2.4

Income (loss) from operations	4.3	(4.1)	1.3	0.9
Other income	5.8	—	2.0	—
Early extinguishment of debt	—	29.6	—	12.5
Interest expense, net	4.0	3.9	3.8	4.1

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	6.1	(37.6)	(0.5)	(15.7)
Provision for income taxes	1.2	2.4	0.9	1.1

Income (loss) before cumulative effect of change in accounting principle	4.9	(40.0)	(1.4)	(16.8)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—

Net income (loss)	4.9%	(40.0)%	(1.4)%	(16.8)%

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The Company defines “EBITDA” as it is defined in the Financing Agreement as amended between the Company and Ableco Finance LLC, which is net income or loss, excluding interest, taxes, depreciation and amortization, accretion of environmental liabilities, restructuring charges, effects of discontinued operations, other non-recurring costs, and certain extraordinary or non-recurring gains or losses. The Company’s management considers EBITDA to be a measurement of performance which provides useful information to both management and investors. The Company’s Revolving Credit Facility, Senior Loans and Subordinated Loans outstanding as of September 30, 2003 have covenants requiring specified amounts of EBITDA, and the conversion price of the Company’s Series C Preferred Stock outstanding as of September 30, 2003 is also affected by future EBITDA.

EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States of America as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, income taxes, capital improvements or principal payments on indebtedness. Furthermore, the Company’s measurement of EBITDA might be inconsistent with similar measures presented by other companies.

EBITDA under the Financing Agreement, as amended, for the nine months ended September 30, 2003 is calculated as follows (dollars in thousands):

Net loss	$(6,584)
Cumulative effect of change in accounting principle, net of tax	8

Net loss before change in accounting principle	(6,576)
Accretion of environmental liabilities	8,261
Depreciation and amortization	19,933
Interest expense, net	17,537
Provision for income taxes	3,996
Restructuring charges	(124)
Change in value of embedded derivative	(9,194)

EBITDA	$33,833

The following reconciles EBITDA to net cash provided from operating activities for the nine months ended September 30, 2003:

EBITDA	$33,833
Adjustments to reconcile EBITDA to net cash provided from operating activities:
Interest expense	(17,537)
Provision for income taxes	(3,996)
Restructuring charges	124
Allowance for doubtful accounts	1,374
Amortization of deferred financing costs	1,735
Loss on sale of fixed assets	285
Stock options expensed	21
Foreign currency loss on intercompany balances	1,326
Changes in assets and liabilities, net of acquisition
Accounts receivable	20,612
Unbilled accounts receivable	3,110
Deferred revenue	(5,509)
Environmental liabilities	(6,026)
Other, net	573

Net cash provided by operating activities	$29,925

Segment data

The following table sets forth certain operating data associated with the Company’s results of operations and summarizes EBITDA contribution by operating segment for the three and nine months ended September 30, 2003 and 2002. The Company considers EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 19, “Segment Reporting” thereto in the Company’s Annual Report on Form 10-K and Item 1, “Financial Statements” and in particular Note 10, “Segment Reporting” thereto in this report.

	Summary of Operations For the Three Months Ended September 30, (in thousands)		Summary of Operations For the Nine Months Ended September 30, (in thousands)
	2003	2002	2003	2002
Revenues:
Technical Services	$107,496	$50,039	$320,899	$110,520
Site Services	44,053	34,301	143,615	87,530
Corporate Items	(464)	(975)	911	(1,261)

Total	151,085	83,365	465,425	196,789

Cost of Revenues:
Technical Services	74,135	36,900	229,024	78,221
Site Services	32,712	24,869	108,470	63,504
Corporate Items	1,840	290	9,604	1,324

Total	108,687	62,059	347,098	143,049

Selling, General & Administrative Expenses:
Technical Services	13,238	5,593	43,126	12,660
Site Services	4,456	2,582	13,226	7,459
Corporate Items	8,708	6,683	28,142	16,670

Total	26,402	14,858	84,494	36,789

EBITDA:
Technical Services	20,123	7,546	48,749	19,639
Site Services	6,885	6,850	21,919	16,567
Corporate Items	(11,012)	(7,948)	(36,835)	(19,255)

Total EBITDA Contribution	$15,996	$6,448	$33,833	$16,951

Three months ended September 30, 2003 versus the three months ended September 30, 2002

Revenues

Total revenues for the three months ended September 30, 2003 increased $67.7 million to $151.1 million from $83.4 million for the comparative period in 2002. Technical Services revenues for the three months ended September 30, 2003 increased by $57.5 million to $107.5 million from $50.0 million for the comparative period in 2002. Site Services revenues for the three months ended September 30, 2003 increased $9.8 million to $44.1 million from $34.3 million for the comparative period in 2002. The increases in revenues were primarily due to the acquisition of the CSD from Safety-Kleen

The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition.

There are many factors which have impacted, and continue to impact, the Company’s revenues. These factors include: generally weak economic conditions, integration of operations of the former CSD, competitive industry pricing, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, industry-wide overcapacity, and direct shipment by generators of waste to the ultimate treatment or disposal location.

Cost of Revenues

Total cost of revenues for the three months ended September 30, 2003 increased $46.6 million to $108.7 million compared to $62.1 million for comparable period in 2002. Technical Services cost of revenues increased $37.2 million to $74.1 million from $36.9 million for comparable period in 2002. Site Services cost of revenues increased $7.8 million to $32.7 million from $24.9 million for comparable period in 2002. The change in cost of revenues in total and for Technical Services and Site Services are primarily a result of the CSD acquisition. As a percentage of revenues, combined cost of revenues in 2003 decreased 2.5% to 71.9% from 74.4% for comparable period in 2002. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in 2003 as a percentage of revenues decreased 2.4% to 4.6% from 7.0% for comparable period in 2002. This decrease in disposal expense is due to the Company internalizing waste disposal subsequent to the acquisition that the Company sent to third parties prior to the acquisition. The Company anticipates disposal costs paid to third parties as a percentage of revenues will decrease significantly for 2003 as compared to 2002 due to the internalization of waste in the acquired end disposal facilities for the entire year 2003 as compared to the approximately four months of 2002. Other cost of revenues as a percentage of revenues decreased 0.1% to 67.3% from 67.4% for comparable period in 2002 primarily as a result of cost reductions and the resolution of certain integration issues related to the CSD acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 increased $11.5 million to $26.4 million from $14.9 million for comparable period in 2002. The increase was primarily due to the acquisition of the CSD. The change in selling, general and administrative expenses by segment is primarily a result of the CSD acquisition. The Company expects selling, general and administrative expenses in 2003 to be significantly higher than in 2002 due to the increased size of the Company since the acquisition as compared to before the acquisition.

Accretion of environmental liabilities

For the three months ended September 30, 2003 the Company recorded accretion of environmental liabilities of $2.7 million, which arose primarily from the discounting of CSD environmental liabilities under purchase accounting and the implementation of SFAS 143.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2003 increased $2.4 million to $6.8 million from $4.4 million for comparable period in 2002. The increase was primarily due to depreciation and amortization relating to the CSD acquired assets being recorded for approximately three weeks in 2002 as compared to three months in 2003.

The Company expects depreciation and amortization expenses for the full year of 2003 to be approximately $27.0 million.

Other Income

As more fully discussed in Note 14, “Redeemable Series C Preferred Stock” in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 10, 2003, the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in September 2009, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders to the Series C Preferred Stock to convert into the Company’s common stock. Generally accepted accounting principles in the United States require that the value of a derivative be marked to market. For the quarter ended September 30, 2003, the Company valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and volatility of the stock. The strike price of the Embedded Derivative was $10.50 at September 30, 2003. For the quarter ended September 30, 2003, the Company recorded other income of $8.7 million primarily because of the market price decline of the Company’s common stock which occurred during that quarter. The Company believes in future periods that the value of the Embedded Derivative could increase or decrease significantly based on such factors as changes in the market value of the Company’s common stock, changes in prevailing interest rates, changes in the volatility of the Company’s common stock and changes in strike price.

Interest Expense, Net

Interest expense, net of interest income for the three months ended September 30, 2003, increased $2.7 million to $6.0 million from $3.3 million for comparable period in 2002. The increase in interest expense was due to higher average balances outstanding for the three months ended September 30, 2003 as compared to the same period in 2002, which resulted from the Company’s acquisition of the CSD assets.

Based on current interest rates and the balance of loans outstanding at September 30, 2003, the Company estimates that interest expense for 2003 will be approximately $23.5 million.

Income Taxes

Income tax expense for the three months ended September 30, 2003 decreased $0.3 million to $1.7 million from $2.0 million for comparable period in 2002. Income tax expense consists primarily of Canadian taxes of $1.6 million and $0.5 million, and federal and state income tax expense of $0.1 million and $1.5 million for the quarter ended September 30, 2003 and 2002, respectively.

In the third quarter of 2002, the Company established a $16.9 million valuation allowance on the net U.S. deferred tax assets recorded in connection with the acquisition of the CSD assets. In the same quarter, the Company established a valuation allowance for its existing net deferred assets of $1.1 million due to the difficulty posed in projecting future taxable net income due to the historic operating losses of the CSD. In the future, all reductions to the valuation allowance associated with the CSD acquisition will be recorded as a decrease to acquisition related intangible assets, rather than a benefit from income taxes.

EBITDA Contribution

The combined EBITDA contribution for the three months ended September 30, 2003 increased $9.6 million to $16.0 million from $6.4 million for comparable period in 2002. The increase in EBITDA from Technical Services contribution was $12.6 million, which was partially offset by an increase in corporate expenses of $3.1 million that related to increases to costs of the infrastructure arising from the CSD acquisition. The EBITDA contribution was flat for Site Services for the three months ended September 30, 2003 compared to the same period of the prior year. The combined EBITDA contribution is comprised of revenues of $151.1 million and $83.4 million net of cost of revenues of $108.7 million and $62.1 million and selling, general & administrative expenses of $26.4 million and $14.9 million for the three months ended September 30, 2003 and 2002, respectively.

Net Income (Loss)

The Company reported net income for the three months ended September 30, 2003 of $7.4 million compared to a loss of $33.4 million for the same period of the prior year. Net income for the three months ended September 30, 2003 contains a non-operating gain on the embedded derivative of $8.7 million discussed previously under Other Income. The loss for the same period of the prior year contains expenses relating to the acquisition of the CSD from Safety-Kleen that total $30.1 million and consist of expenses due to the early extinguishment of debt of $24.7 million, other acquisition costs of $4.7 million and restructuring and impairment of $0.7 million.

Nine months ended September 30, 2003 versus the nine months ended September 30, 2002

Revenues

Total revenues for the nine months ended September 30, 2003 increased by $268.6 million to $465.4 million from $196.8 million for the comparative period in 2002. Technical Services revenues for the nine months ended September 30, 2003 increased by $210.4 million to $320.9 million from $110.5 million for the comparative period in 2002. Site Services revenues for the nine months ended September 30, 2003 increased by $56.1 million to $143.6 million from $87.5 million for the comparative period in 2002. The Company performed one large emergency response job during the nine months ended September 30, 2003, which accounted for 12.9% of Site Services revenues for that period. The Company performed one large Site Services job in the first quarter of 2002. The job performed in 2002 related to the events of September 11, 2001 and was much lower in revenue compared to the job performed in 2003. Other than the events discussed, the increases in total revenues, Technical Services revenues and Site Services revenues were due to the acquisition of the CSD from Safety-Kleen.

Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2003 increased by $204.1 million to $347.1 million compared to $143.0 million for comparable period in 2002. Technical Services cost of revenues increased by $150.8 million to $229.0 million from $78.2 million for comparable period in 2002. Site Services cost of revenues increased by $45.0 million to $108.5 million from $63.5 million for comparable period in 2002. The change in cost of revenues in total and for Technical Services and Site Services are primarily a result of the CSD acquisition. As a percentage of revenues, combined cost of revenues in 2003 increased 1.9% to 74.6% from 72.7% for comparable period in 2002. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in 2003 as a percentage of revenues decreased 4.3% to 4.8% from 9.1% for comparable period in 2002. This decrease in disposal expense is due to the Company internalizing waste disposal subsequent to the acquisition that the Company sent to third parties prior to the acquisition. The Company anticipates disposal costs paid to third parties as a percentage of revenues will decrease significantly for 2003 as compared to 2002 due to the internalization of waste in the acquired end disposal facilities for the entire year 2003 as compared to the approximately four months of 2002. Other costs of revenues as a percentage of revenues increased 6.2% to 69.8% from 63.6% for comparable period in 2002 primarily as a result of reduced facility utilization due to the level of waste processed which is due to the general economic environment and the fixed cost nature of the facilities. Included in cost of revenues for the first nine months of 2003 is approximately $1.5 million of increased health insurance expense due to higher than anticipated costs for the Company’s self-insured health plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2003 increased by $47.7 million to $84.5 million from $36.8 million for comparable period in 2002. The increase was primarily due to the acquisition of the CSD. The change in selling, general and administrative expenses by segment is primarily a result of the CSD acquisition. The Company expects selling, general and administrative expenses in 2003 to be significantly higher than in 2002 due to the increased size of the Company since the acquisition as compared to before the acquisition. Included in selling, general and administrative for the first nine months of 2003 is approximately $1.5 million of increased health insurance expense due to higher than anticipated costs for the Company’s self-insured health plan.

Accretion of environmental liabilities

For the nine months ended September 30, 2003 the Company recorded accretion of environmental liabilities of $8.3 million, which arose primarily from the discounting of CSD environmental liabilities under purchase accounting and the implementation of SFAS 143.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2003 increased by $10.2 million to $19.9 million from $9.7 million for comparable period in 2002. The increase was primarily due to depreciation and amortization arising from the acquisition of the CSD assets.

Other Income

As more fully discussed in Note 14, “Redeemable Series C Preferred Stock” in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 10, 2003, the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in September 2009, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders to the Series C Preferred Stock to convert into the Company’s common stock. Generally accepted accounting principles in the United States require that the value of a derivative be marked to market. For the quarter ended September 30, 2003, the Company valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and volatility of the stock. The strike price of the Embedded Derivative was $10.50 at September 30, 2003. For the quarter ended September 30, 2003, the Company recorded other income of $8.7 million primarily because of the market price decline of the Company’s common stock which occurred during that quarter. The Company believes in future periods that the value of the Embedded Derivative could increase or decrease significantly based on such factors as changes in the market value of the Company’s common stock, changes in prevailing interest rates, changes in the volatility of the Company’s common stock and changes in strike price.

Interest Expense, Net

Interest expense, net of interest income for the nine months ended September 30, 2003, increased $9.5 million to $17.5 million from $8.0 million for comparable period in 2002. The increase in interest expense was due to higher average balances outstanding for the nine months ended September 30, 2003 as compared to the same period in 2002, which resulted from the Company’s acquisition of the CSD assets.

Income Taxes

Income tax expense for the nine months ended September 30, 2003 increased by $1.8 million to $4.0 million from 2.2 million for comparable period in 2002. Income tax expense consists primarily of Canadian taxes of $3.7 million and $0.5 million and federal and state income tax expense of $0.3 million and $1.7 million for the nine months ended September 30, 2003 and 2002 respectively.

In the third quarter of 2002, the Company established a $16.9 million valuation allowance on the net U.S. deferred tax assets recorded in connection with the acquisition of the CSD assets. In the same quarter, the Company established a valuation allowance for its existing net deferred assets of $1.1 million due to the difficulty posed in projecting future taxable net income due to the historic operating losses of the CSD. In the future, all reductions to the valuation allowance associated with the CSD acquisition will be recorded as a decrease to acquisition related intangible assets, rather than a benefit from income taxes.

EBITDA Contribution

The combined EBITDA contribution by segment for the nine months ended September 30, 2003 increased by $16.8 million to $33.8 million from $17.0 million for the comparable period in 2002. The increase from Technical Services was $29.1 million and from Site Services was $5.3 million, which were partially offset by an increase in corporate expense items of $17.6 million that related to increases to costs of the infrastructure arising from the CSD acquisition. The combined EBITDA contribution is comprised of revenues of $465.4 million and $196.8 million net of cost of revenues of $347.1 million and $143.0 million and selling, general & administrative expenses of $84.5 million and $36.8 million for the nine months ended September 30, 2003 and 2002, respectively.

Net Income (Loss)

The Company reported a net loss for the nine months ended September 30, 2003 of $6.6 million compared to a loss of $33.1 million for the same period of the prior year. The net loss for the nine months ended September 30, 2003 was reduced by the $9.2 million non-operating gain on the embedded derivative discussed previously under other income. The loss for the same period of the prior year contains expenses relating to the acquisition of the CSD from Safety-Kleen that total $30.1 million and consists of expenses due to the early extinguishment of debt of $24.7 million, other acquisition costs of $4.7 million and restructuring and impairment of $0.7 million.

Factors that May Affect Future Results

In addition to “Factors that May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 10, 2003, presented below is an additional factor that investors should consider with respect to an investment in the Company’s securities. Investors should be aware that there are various risks, including those described below, which may materially impact on investment in the Company’s securities or may in the future, and, in some cases, already do, materially affect the Company and its business, financial condition and results of operations. This section includes or refers to certain forward-looking statements; investors should read the explanation of the qualifications and limitations on such forward-looking statements discussed on page 31 of this report.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company’s primary sources of liquidity are cash flows from operations, existing cash and the Revolving Credit Facility (as hereinafter defined). As of September 30, 2003, cash and cash equivalents was $6.1 million, and $35.7 million had been drawn on the Revolving Credit Facility.

The Company intends to use its existing cash and cash flow from operations to fund future operating expenses and recurring capital expenditures. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. As part of the CSD acquisition, the Company assumed environmental liabilities of CSD valued in accordance with generally accepted accounting principles of $184.5 million. The Company performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company anticipates such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

Cash Flows for the nine months ended September 30, 2003

For the nine months ended September 30, 2003, the Company generated $29.9 million of cash from operating activities. The Company recorded non-cash expenses for the nine months ended September 30, 2003, which provided sources of funds totaling $31.6 million. These non-cash expenses consisted primarily of $19.9 million for depreciation and amortization, $8.3 million for the accretion of environmental liabilities, $1.7 million for the amortization of deferred financing costs and $1.4 million for allowance for doubtful accounts. Other sources of cash totaled $29.9 million and consisted primarily of the $20.6 million decrease in accounts receivable which was due to successfully reducing the days sales outstanding of accounts receivable through enhanced collection efforts, the $3.1 million decrease in unbilled accounts receivable which was accomplished by resolving certain integration issues related to the CSD acquisition and the $3.5 million decrease in prepaid expenses. Partially offsetting the sources of cash were uses of cash which consist of the $6.6 million net loss for the period, the $9.2 million non-cash gain on the embedded derivative, and other uses of cash that totaled $15.8 million which consist primarily of a decrease in deferred revenue of $5.5 million due primarily to operational improvements realized in the integration of the CSD into the Company’s operations, a decrease in environmental liabilities of $6.0 million and an increase in other assets of $1.4 million.

For the nine months ended September 30, 2003, the Company used $44.5 million of cash in investing activities. Cash used in investing activities consists of the cost of restricted investment purchases of $34.2 million to support the letters of credit issued relating to financial assurance for closure and post-closure obligations and additions to property, plant and equipment and permits of $25.8 million. These uses were partially offset by proceeds from the reduction of restricted investments of $5.8 million.

For the nine months ended September 30, 2003, the Company obtained $6.3 million of cash from financing activities. Sources of cash from financing activities totaled $18.6 million and consist primarily of net borrowings under the revolving credit facility of $17.8 million. Partially offsetting sources of cash from financing activities were uses of cash from financing activities that totaled $12.3 million. The largest use of cash was repayments on the Senior Loan that totaled $7.5 million which was obtained from the Company negotiating a reduction in the amount of restricted cash required as collateral for letters of credit to support financial assurance for closure and post-closure care of the Company’s facilities and proceeds from the sale of fixed assets. Other significant uses of cash included $1.8 million due to a decrease in the amount uncashed checks relating to the Company’s cash management program and $1.6 million due to deferred financing costs incurred.

The Company used the sources of cash from financing activities of $6.3 million together with the $29.9 million of cash generated from operations and a decrease in the amount of cash on-hand of $7.6 million primarily to fund the investing activities of $44.5 million previously discussed.

Financing Arrangements

As described in the Form 10-K for the year ended December 31, 2002, the Company has outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 milllion of three-year non-amortizing term loans (the “Senior Loans”) and $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility. The Revolving Credit Facility allows the Company to borrow up to $100.0 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20.0 million in Canadian dollars and a line for the Company and its U.S. subsidiaries equal to $100.0 million in U.S. dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20.0 million. At September 30, 2003, letters of credit outstanding were $1.0 million and the Company had $35.8 million available to borrow. This consisted of borrowing availability in the U.S. of approximately $30.3 million and availability in Canada of approximately $5.5 million (USD). As amended by the amendments to the Loan and Security Agreement described below, the Revolving Credit Facility allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either the U.S. prime plus 0.50% for U.S. dollar loans or the Canadian prime rate plus 0.50% for Canadian dollar loans. The Revolving Credit Facility requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

The Revolving Credit Facility provides for certain covenants the most restrictive of which required that the Company maintain minimum consolidated annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”), see “Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in Item 2 of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion about the non-GAAP measure EBITDA, of not less than $15.7 million for the fiscal quarter ended September 30, 2003. For the quarter ended September 30, 2003, EBITDA was (as described below) $16.0 million which was within covenant. The Company was also required to maintain an annualized rolling fixed charge coverage ratio of not less than 0.85 to 1.0 for the fiscal quarter ended September 30, 2003. At September 30, 2003, the fixed charge coverage ratio was 1.0 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated the EBITDA loan covenant under the Revolving Credit Facility which was cured by amending the Loan and Security Agreement dated September 6, 2002 (the “Loan and Security Agreement”) with the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) and the Third Amendment to the Loan and Security Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the Company is now required to maintain consolidated EBITDA of not less than $32.3 million for the two quarters ending December 31, 2003. The required level of EBITDA then increases to $43.7 million for the three quarters ended March 31, 2004 to $59.5 million for the four quarters ended June 30, 2004. The required level of EBITDA then increases in approximately equal quarterly increments from $61.7 million to $68.6 million for the four consecutive quarters ending September 30, 2004 and June 30, 2005, respectively. The Company is now also required to maintain a fixed charge coverage ratio of not less than 0.90 to 1.0 for the two quarters ending December 31, 2003. The required fixed charge coverage ratio then increases to 0.95 to 1.0 for the three quarter period ending March 31, 2004, to 1.0 to 1.0 for the four quarter periods ending June 30, 2004 through December 31, 2004, to 1.1 to 1.0 for the four quarter period ending March 31, 2005, and to 1.2 to 1.0 for the four quarter period ending June 30, 2005.

In exchange for the lenders waving the violation of the EBITDA loan covenant for the first and second quarters of 2003 and resetting the loan covenants for future periods, the Second Amendment and Third Amendment required the Company to pay amendment fees that totaled approximately $0.4 million and the Third Amendment increased the interest rate from that of the Loan and Security Agreement from LIBOR plus 3.00% to LIBOR plus 3.50%, or from the U.S. prime rate to the prime rate plus 0.50% for U.S. based prime rate loans. For prime rate based borrowings in Canada, the Third Amendment increased the interest rate from that of the Loan and Security Agreement from the Canadian prime rate to the Canadian prime rate plus 0.50%. The increase in the interest rates under the Third Amendment became effective as of August 1, 2003 and will continue until such time as the Company has maintained a fixed charge coverage ratio in excess of 1.1 to 1.0 for three consecutive quarters. In such event, the interest rates will revert in future periods from LIBOR plus 3.50% to LIBOR plus 3.25%, from the U.S. prime rate plus 0.50% to the U.S. prime plus 0.25% for U.S. based prime rate loans, or from the Canadian prime plus 0.50% to Canadian prime plus 0.25% for Canadian based prime loans.

EBITDA under the Revolving Credit Facility for the quarter ended September 30, 2003 is calculated as follows, and EBITDA for the quarter ended September 30, 2003 may in the future be increased due to the inclusion of severance paid to former employees (dollars in thousands):

Net income	$7,418
Accretion of environmental liabilities	2,745
Depreciation and amortization	6,787
Interest expense, net	6,048
Provision for income taxes	1,746
Change in value of embedded derivative	(8,748)

EBITDA	$15,996

Senior Loans and Subordinated Loans. The Senior Loans and the Subordinated Loans provide for certain covenants the most restrictive of which required that the Company maintain minimum consolidated annualized EBITDA of not less than $53.0 million for the four quarter period ended September 30, 2003. For the four quarter period ended September 30, 2003, EBITDA was (as described below) $54.3 million which was within covenant. The Company was also required to maintain an annualized fixed charge coverage ratio (as the term was redefined by the Third Amendment to the Financing Agreement as described below) of not less than 0.93 to 1.0 for the fiscal quarter ended September 30, 2003. For the fiscal quarter ended September 30, 2003, the fixed charge coverage ratio was 1.04 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated annualized EBITDA of not more than 2.13 to 1.0 for the fiscal quarter ended September 30, 2003. For the fiscal quarter ended September 30, 2003, the leverage ratio was 1.81 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated certain of the loan covenants under the Senior Loans and Subordinated Loans which was cured by amending the Financing Agreement dated September 6, 2002 (the “Financing Agreement”) with the First Amendment to Financing Agreement (the “First Financing Amendment”) and the Second Amendment to Financing Agreement (the “Second Financing Amendment”). The Company is now required to maintain consolidated four quarters EBITDA of not less than $50.1 million for the quarter ended December 31, 2003. The required level of EBITDA then increases in approximately equal quarterly increments to $64.6 million, $80.3 million, $90.9 million, and $107.1 million for the years ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a fixed charge coverage ratio of not less than 0.80 to 1.0 for the four quarter period ending December 31, 2003. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.12 to 1.0, 1.33 to 1.0, 1.43 to 1.0 and 1.55 to 1.0 for the four fiscal quarters ending December 31, 2004, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a leverage ratio of not more than 2.27 to 1.0 for the four fiscal quarters ending December 30, 2003. The maximum leverage ratio allowed then decreases in approximately equal quarterly increments to 1.65 to 1.0, 0.98 to 1.0, 0.62 to 1.0 and 0.21 to 1.0 for the four fiscal quarters ending December 31, 2004, 2005, 2006 and 2007, respectively.

In exchange for the lenders waiving the violation of the loan covenants for the first and second quarters of 2003 and resetting the loan covenants for future periods, the First Financing Amendment and Second Financing Amendment required the Company to pay amendment fees totaling approximately $1.0 million. The Second Financing Amendment increased the interest rates from those of the Financing Agreement for Senior and Subordinated Loans from LIBOR plus 7.25% to LIBOR plus 7.75% and from 22.0% to 22.5%, respectively. The Amendments to the Financing Agreement also prohibit the Company from paying dividends in cash on its Series B Preferred Stock and Series C Redeemable Preferred Stock, and prohibit the repurchase or retirement of outstanding common stock, preferred stock, warrants and stock options.

In October 2003, the Financing Agreement was further modified by the Third Amendment to Financing Agreement (the “Third Financing Amendment”). The Third Financing Amendment redefined the fixed charge coverage ratio for the fiscal quarters ending September 30, 2003 through June 30, 2004 to exclude from capital expenditures the effect of correcting certain non-cash errors that had been made through application of purchase accounting in the preparation of the Consolidated Statements of Cash Flows for the six months ended June 30, 2003. Those corrections are described in Amendment No. 1 on Form 10-Q/A as filed on November 14, 2003 to the Company’s previously filed reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

L/C Facility. At September 30, 2003, letters of credit outstanding under the L/C Facility were $85.9 million.

Stockholder Matters

In 2003, the Company issued 1,236,010 shares of common stock in exchange for 1,236,916 warrants that were then terminated and that were issued relating to the April 2001 issuance of the $35 million Subordinated Notes. No such warrants remain outstanding.

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. For 2003 the January 15 and April 15 dividends and for 2002 the January 15, April 15 and July 15 dividends on the Series B Preferred Stock were paid in cash. However, because of the amendment to the Company’s Financing Agreement which became effective in May 2003, the Company issued for the July 15, 2003 dividend 11,581 shares of the Company’s common stock in lieu of a cash dividend. The Company anticipates that dividends on the Series B Preferred Stock will be paid in common stock for the foreseeable future.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of 2003 (see Note 7, “Remedial Liabilities and Change in Accounting for Asset Retirement Obligations,” to the financial statements included in Item 1 of this report).

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of SFAS No. 145 will result in the reclassification of the extraordinary loss related to early extinguishment of debt of $24,658,000, recorded in the quarter ended September 30, 2002, to other expenses in arriving at its income or loss from operations for that period. The Company believes the adoption of SFAS No. 145 did not materially affect the Company’s financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 as of January 1, 2003 had no impact on results of operations or financial condition for the three and nine months ended September 30, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. In October 2003, the FASB issued FASB Staff Position (“FSP”) 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (“VIE”) which delays the effective date of FIN 46 to December 15, 2003 for certain VIE’s. The adoption of FIN 46 had no impact on the results of operations or financial condition for the periods ending September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company’s philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow at variable rates for working capital and other short term needs. The following table provides information regarding the Company’s fixed rate borrowings at September 30, 2003 (dollars in thousands):

Scheduled Maturity Dates	Three Months Remaining 2003	2004	2005	2006	2007	Thereafter	Total
Subordinated Loans	$—	$—	$—	$—	$40,000	$—	$40,000
Redeemable Convertible Preferred Stock	—	—	—	—	—	36,673	36,673
Capital Lease Obligations	247	1,015	978	891	620	80	3,831

	$247	$1,015	$978	$891	$40,620	$36,753	$80,504

Weighted average interest rate on fixed rate borrowings	15.2%	15.4%	15.3%	15.2%	11.2%	6.0%

In addition to the fixed rate borrowings described in the table above, the Company had at September 30, 2003 borrowings at variable interest rates of $107.5 million that bore interest at LIBOR (1.14% at September 30, 2003) plus 7.75%, and borrowings of $35.7 million that bore interest at either the U.S. “prime” rate (4.00% at September 30, 2003) plus 0.50% or the Canadian “prime” rate (4.75% at September 30, 2003) plus 0.50%. The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balance outstanding at September 30, 2003 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on September 30, 2003, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

Description of Debt	Principal Balance September 30, 2003	Interest if Interest Rates Remain Unchanged	Interest if Interest Rates Increase 200 b.p.	Interest if Interest Rates Decrease 200 b.p.
Senior Loans	$107,502	$9,557	$11,234	$6,934
Revolving Credit Facility	35,731	1,646	2,361	931

	$143,233	$11,203	$13,595	$7,865

Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet. The Company views its investment in the Canadian subsidiaries as long-term; thus, the Company has not entered into any hedging transactions between the Canadian dollar and the U.S. dollar. The Canadian subsidiaries transact approximately 25% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are subject to foreign currency translation gains or losses. During the three and nine months ended September 30, 2003, as compared to the same periods ended September 30, 2002, the U.S. dollar fell approximately 0.4% and 17.0%, respectively, against the Canadian dollar resulting in foreign currency losses of $0.1 million and $2.3 million, respectively. The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

        As more fully described in Note 14, Redeemable Series C Preferred Stock, in the Company’s 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002, the Company issued Series C Preferred Stock $0.01 par value (the “Series C Preferred Stock”) for $25,000,000 on September 10, 2002, and incurred $2,891,000 of issuance costs. The Company has determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in seven years with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15,677,000 for the Host Contract with the remaining cash proceeds received at issuance of $9,323,000 assigned as the fair value of the Embedded Derivative. The Company recorded in Other Long-term Liabilities the $9,323,000 initial fair value of the Embedded Derivative and will periodically mark that value to market until such time as the maximum number of shares of common stock, which may be issued upon conversion of the Series C Preferred Stock is determined. As of September 30, 2003, the market value of the Embedded Derivative was determined to have no value and the Company recorded $8.7 million and $9.2 million of other income for the three and nine months September 30, 2003, respectively, to reflect such adjustment. The Company believes in future periods that the value of the Embedded Derivative could increase or decrease significantly based on such factors as changes in the market value of the Company’s common stock, changes in prevailing interest rates and changes in the volatility of the Company’s common stock.

ITEM 4. CONTROLS AND PROCEDURES

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial period of the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations within the United States and certain systems in Canada were substantially integrated and operating efficiently as of September 30, 2003. During the integration process, the Company identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies and security. In addition, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, increases the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, will prevent the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen’s pre-existing deficiencies in financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen has provided to the Company are not accurate. Prior to the acquisition, the Company conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

The Company does not expect that its disclosure controls and procedures or its internal controls will prevent all errors and all fraud. “Internal controls” are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all so as to permit the preparation of financial statements in conformity with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In connection with the audit for the year ended December 31, 2002, PricewaterhouseCoopers LLP (“PwC”) advised the Audit Committee of the Company’s Board of Directors, and the then Chief Financial Officer and the Corporate Controller advised the Disclosure Committee, that during the course of the audit of the Company’s financial statements for the year ended December 31, 2002, they noted material weaknesses in internal controls relating to the documentation and the retention of documentation for the environmental liabilities, material weaknesses in internal controls for the process of calculating deferred revenue, and material weaknesses in internal controls over recording expenses in the appropriate period. Also, reportable conditions exist for valuation of supplies inventory and security over significant financial systems.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Note 5 to the financial statements contained in this Form 10-Q is incorporated herein by reference.

Item 2—Changes in Securities—None

Item 3—Defaults Upon Senior Debt—See Note 4 to the consolidated financial statements included in this report.

Item 4—Submission of Matters to a Vote of Security Holders—None

Item 5—Other Information—None

Item 6—Exhibits and Reports on Form 8-K

a. Exhibits

Item No.	Description	Location
4.25C	Third Amendment dated as of October 31, 2003 to the Financing Agreement by and among Clean Harbors, Inc., certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders and Ableco Finance LLC, as Agent.	Filed herewith.

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith.

32	Section 1350 Certifications	Filed herewith.

b. Reports on Form 8-K

During the fiscal quarter ended September 30, 2003, the Company filed a Report on Form 8-K dated August 14, 2003. Pursuant to Item 12 of Form 8-K, such Report furnished to the Securities and Exchange Commission the Company’s press release dated August 14, 2003, which contained an earnings announcement for the quarter ended June 30, 2003.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

Dated: November 17, 2003	By:	/s/ ALAN S. MCKIM

Alan S. McKim President and Chief Executive Officer

Dated: November 17, 2003	By:	/s/ MARK S. BURGESS

Mark S. Burgess Executive Vice President and Chief Financial Officer