Form 10-K
period 2003-12-31
CLEAN HARBORS INC
filed 2004-03-15
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

On June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $85,497,000. Reference is made to Part III of this report for the assumptions on which this calculation is based.

On March 9, 2004 there were outstanding 13,965,245 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 2004) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2003

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed by us in the fiscal year 2004.

PART I

ITEM 1.    BUSINESS

Clean Harbors, Inc., through its subsidiaries (“we”, “our” or “Clean Harbors”), is managed in two major segments, Technical Services and Site Services, which provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Mexico and Puerto Rico. Our shares of common stock trade on the Nasdaq National Market under the symbol CLHB. Following the acquisition described below, we became one of the largest providers of environmental services and the largest operator of hazardous waste treatment facilities in North America. We have a network of 115 locations including 48 active hazardous waste management properties. The primary services offered at these properties include incineration at 5 facilities, 9 commercial landfills, 7 wastewater treatment facilities, 20 treatment, storage and disposal facilities (“TSDFs”), and 7 locations specializing in PCB management or oil storage and recycling. Some properties offer multiple capabilities. In addition, we have 67 additional properties that include 59 service centers, satellite, and support locations and have 8 corporate and regional offices. These properties are located in 36 states, 6 Canadian provinces, Mexico and Puerto Rico.

Clean Harbors was incorporated in Massachusetts in 1980 and its principal offices are located in Braintree, Massachusetts. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website (http://www.sec.gov), we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics for senior financial officers and the chief executive officer are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Acquisition

Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries, substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Sellers) had been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to Clean Harbors free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations we assumed as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by us consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 22 transportation, storage or disposal facilities (six of which we have since closed), six wastewater treatment facilities (one of which we have since closed), nine commercial landfills, and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.3 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 9.1 million cubic yards of remaining capacity which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas, which is the largest hazardous waste incineration facility in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and in Lambton, Ontario.

The primary reasons for the acquisition of the CSD assets were to broaden our disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand our network of hazardous waste disposal facilities. In addition, we believed that the acquisition of the CSD’s hazardous waste facilities in new geographic areas would allow us to expand our site and industrial services. The performance of site and industrial services often involves hazardous waste disposal components that potentially increase the utilization and profitability of our facilities. Finally, we believed that the acquisition would result in significant cost savings by allowing us to treat and dispose of hazardous waste internally, for which we previously paid third parties because we lacked the facilities required to dispose of the waste internally.

Business Strategy

Our strategy is to develop and maintain an ongoing relationship with a diversified group of customers which have recurring needs for environmental services. We seek to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. Our strategy also includes realizing synergies from the CSD acquisition, and achieving growth through expanding the network of service centers we operate, penetrating the industrial maintenance services market, improving utilization of existing facilities by increasing volumes of waste processed, developing new waste management services, capitalizing on industry consolidation and providing e-commerce solutions. We also anticipate additional growth through strategic acquisitions.

Realize Synergies.    We believe that significant synergies exist between Clean Harbors and the acquired CSD assets. The acquisition became effective on September 7, 2002 and we have subsequently reduced, and plan to continue to reduce, expenses by use of common information management systems and by internally treating and disposing of waste previously sent to third parties by both Clean Harbors and the CSD. We also have eliminated, and plan to continue to eliminate, duplicate costs relating to overlapping operations on a geographic basis, and redundant selling, general and administrative expenses. Although much of the integration of operations of the CSD acquisition and reduction of the combined entities’ operating costs has been completed, this process is still ongoing. See “Factors That May Affect Future Results” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expand Network of Service Centers.    We believe that our Site Services Division has a competitive advantage when service centers are located near a TSDF. We now have 20 TSDFs and 67 service or support centers. By opening additional service centers close to the TSDFs we now operate, we believe that we can, with minimal expenditure of funds, increase our market share of site services. Much of the additional waste that is generated can be sent to existing facilities at competitive transportation costs to increase the utilization of the plants and thereby increase their profitability.

Penetrate the Industrial Maintenance Services Market.    In 1999, we added to our service offerings industrial cleaning and maintenance. We believe that industrial maintenance services offer significant opportunities for growth for us because of the multi-billion dollar size of the market and our small current penetration of this market. The expansion in industrial maintenance services leverages our hazardous waste disposal assets because hazardous wastes are often removed in the cleaning process.

Improve Utilization of Existing Waste Facilities.    We have a network of 48 active hazardous waste management properties. Services offered at these properties include five incineration facilities, nine commercial landfills, seven wastewater treatment operations, 20 treatment, storage and disposal facilities, and seven locations specializing in PCB management or oil storage and recycling. Some properties offer multiple capabilities. These facilities represent a substantial investment in permits, plants and equipment. This network of facilities provides us with significant operating leverage. There are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, we can expand the range of treatment services we offer to our customers without the large capital investment necessary to acquire or build new waste management facilities.

Develop New Waste Management Services.    Industrial waste generators are demanding alternatives to traditional waste disposal methods in order to increase recycling and reclamation and to minimize the end disposal of hazardous waste. We utilize our technological expertise and innovation to improve and expand the range of services we offer to our customers, and to develop less expensive methods of disposing of hazardous waste.

Capitalize on Industry Consolidation.    We believe that our large industrial customers increasingly require a comprehensive range of environmental services including: site and facility decontamination, industrial maintenance services, emergency response services, technical services, waste consulting and information management services to be provided by a select number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. To respond to our customers’ needs, we have increased the range of environmental services we offer. We continue to evaluate other business opportunities in order to enhance service to our existing customer base and expand our customer base. In addition, we seek acquisitions within our existing areas of operation in order to obtain incremental market share.

Provide E-commerce Solutions.    We enhanced our internet functionality to provide order fulfillment, waste profiling and transportation scheduling. We believe our e-commerce capabilities are superior to those of our competitors in the environmental services industry and that increasing the percentage of transactions that utilize e-commerce will result in lower costs of services.

Industry

The hazardous waste industry was “created” in 1976 with the passage of the Resource Conservation and Recovery Act (“RCRA”). These congressional regulations became effective in 1980, requiring waste generators to distinguish between “hazardous” and “non-hazardous” wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. This new regulatory environment, combined with strong economic growth, increased corporate concern surrounding environmental liabilities, and early-stage industry dynamics contributed to a rapid growth in the hazardous waste industry. Initial entrants into the hazardous waste industry realized high profit margins, which attracted a wave of new competition, expanded the industry’s capacity and created an excess supply of services. This overcapacity coincided with the waste minimization efforts of large waste generators, leading to a subsequent decline in prices, operating margins and profits. Because of recent industry consolidation, new regulations and facility closures, we expect pricing in the industry will stabilize or improve, but we can not predict when pricing will stabilize or improve.

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

Services

We provide a wide range of environmental services which we manage as two major segments: Technical Services and Site Services.

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

We market these services through our sales organizations and, in many instances services in one area of the business support or lead to work in other service lines.

The table below shows for each of the three years in the three-year period ended December 31, 2003 the total revenues contributed by our principal lines of business (in thousands):

	Years Ended December 31,
	2003	2002	2001
Technical Services	$423,297	$223,902	$122,898
Site Services	186,056	126,181	128,587
Other	1,616	50	116

	$610,969	$350,133	$251,601

Additional segment information can be found in the financial statements and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Technical Services

Treatment and Disposal

We transport, treat and dispose of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. The wastes handled include substances, which are classified as “hazardous” because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal and state environmental regulation. We provide final treatment and disposal services designed to manage hazardous and non-hazardous wastes, which cannot be otherwise economically recycled or reused.

We operate a network of TSDFs that primarily focus on the collection of waste from smaller to mid-size generators. The TSDFs collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. TSDFs in the United States have Part B permits under RCRA that, among other things, allow us to store waste for up to one year for bulking, treatment or transfer purposes. Larger customers typically ship directly to the end disposal sites with full truckloads of material. Depending upon the content, the material collected at the TSDFs is either disposed of at our incineration, landfill or wastewater treatment facilities, disposed of at end disposal facilities not owned by us or recycled. Waste types processed or transferred in drums or bulk quantities include:

•	flammables, combustibles and other organics;

•	acids and caustics;

•	cyanides and sulfides;

•	solids and sludges;

•	industrial wastewaters;

•	items containing PCBs, such as utility transformers and electrical light ballasts;

•	medical waste;

•	other regulated wastes; and

•	non-hazardous industrial waste.

We receive a detailed waste profile sheet prepared by our customer to document the nature of the waste. A sample of the delivered waste is tested to ensure that it conforms to the customer’s waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible wastes are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer’s waste at our facility, a unique computer “bar code” identification label is assigned to each container of waste, enabling us to use sophisticated computer systems to track and document the status, location and disposition of the waste.

Physical Treatment.    Physical treatment methods include distillation, separation and stabilization. These methods are used to reduce the volume or toxicity of waste material or to make it suitable for further treatment, reuse, or disposal. Distillation uses either heat or vacuum to purify liquids for resale. Separation utilizes techniques such as sedimentation, filtration, flocculation and centrifugation to remove solid materials from liquids. Stabilization refers to a category of waste treatment processes designed to reduce contaminant mobility or solubility and convert waste to a more chemically stable form. Stabilization technology includes many classes of immobilization systems and applications. Stabilization is a frequent treatment method for metal-bearing wastes received at several of our facilities, which treat the waste to meet specific federal land disposal restrictions. After treatment, the waste is tested to confirm that it has been rendered non-hazardous. It can then be sent to a non-hazardous waste landfill, at significantly lower cost than disposal at a hazardous waste landfill.

Resource Recovery and Fuels Blending.    Resource recovery involves the treatment of wastes using various methods, which effectively remove contaminants from the original material to restore its fitness for its intended purpose and to reduce the volume of waste requiring disposal. We operate treatment systems for the reclamation and reuse of certain wastes, particularly solvent-based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes.

Spent solvents that can be recycled are processed through thin film evaporators and other processing equipment and are distilled into usable products. Upon recovery of these products, we either return the recovered solvents to the original generator or sell them to third parties. Organic liquids and solids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for incinerators, cement kilns, industrial furnaces and other high-efficiency boilers. We have installed fuels blending equipment at some TSDFs to prepare these supplemental fuels. When possible, we burn fuel blended material at our incinerators. Otherwise, we send the fuel blended material to supplemental fuel users that are licensed to accept the blended fuel material. Although we pay a fee to the users who accept this product, this disposal method is substantially less costly than other disposal methods.

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

We have five active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an annual capacity of 55,000 tons, two solids and liquids-capable incineration facilities with a combined estimated annual capacity of 185,000 tons. We also operate two hazardous waste liquid injection incinerators in Canada with total annual capacity of approximately 178,000 tons.

Our incineration facilities in Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah are designed to process liquid organic wastes, sludges, solids, soil and debris. The Deer Park facility has two kilns and a rotary reactor. Our incineration facilities in Kimball, Nebraska and Deer Park, Texas have on-site landfills for the disposal of ash and other waste material produced as a result of the incineration process.

Our incineration facilities in Mercier, Quebec and Sarnia, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic waste. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.

The North American hazardous waste incineration market is now served by a total of 12 major incineration facilities operated by a total of 7 companies. We own 5 of these active incineration facilities and offers a wide range of technological capabilities to our customers through this network. The primary competitors in the incineration market are Onyx (a subsidiary of a foreign company, Veolia Environnement (NYSE: VE)), Teris, LLC (a subsidiary of a foreign company, Suez Lyonnaise des Eaux), Von Roll America/WTI (a joint venture), and Ross Incineration Services, Inc. (a private company)

Landfills.    Landfills are used primarily for the disposal of inorganic wastes. In the United States and Canada, we operate nine commercial landfills. Seven commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste.

Of the seven commercial landfills used for disposal of hazardous waste, five are located in the United States, and two are located in Canada. As of December 31, 2003, the useful economic lives (for accounting purposes) of these landfills include approximately 27.4 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 35.2 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted.

In addition to our hazardous waste landfill sites, we operate two non-hazardous industrial landfills with 505,000 cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and we must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

The commercial hazardous landfill sector is one of the most consolidated in the hazardous treatment and disposal industry. The North American hazardous waste landfill disposal market is serviced by 22 facilities owned by a total of 10 companies. While most of these companies operate two or fewer facilities, we and Waste Management Inc. have a significant share of the North American market. Other competitors include Envirosource, Inc., American Ecology Corp., EQ and Stablex Canada.

Wastewater Treatment.    We operate wastewater treatment facilities that offer a range of wastewater treatment technologies. Our wastewater treatment operations involve processing hazardous and non-hazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater-processing operations are then disposed of at facilities which are owned by us, or at off-site facilities owned and operated by unrelated businesses, while the treated effluent is discharged to the local sewer system under permit.

Our wastewater treatment facilities treat a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

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

We compete against a number of competitors with multiple facilities (e.g., Rhodia a division of Teris LLC, which is a subsidiary of a foreign company, Suez Lyonaise de Eaux, Philip Services Corp. (Other OTC:PSCD.PK), US Filter, a subsidiary of Veolia Environnement (NYSE: VE), Heritage Environment Services LLC, a private company and Envirite, Inc., a private company). There are also a number of operators with single facilities that process high volumes of waste in niche markets (e.g., Dupont Environmental Treatment, a subsidiary of E. I. DuPont de Nemours and Company (NYSE: DD) and Empak, a private company).

Explosives Management.    We dispose of munitions and other explosives at our facility in Colfax, Louisiana.

Collection, Transportation and Logistics Management

As an integral part of our services, industrial wastes are collected from customers and transported by us to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55-gallon drums, bulk storage tanks or 20-cubic yard roll-off boxes. In providing this service, we utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll-off boxes or bulk dump trailers. Our fleet is equipped with a mobile satellite monitoring system and communications network, which allows real-time communication with the transportation fleet.

CleanPack® Services

CleanPack® provides specialized handling, packaging, transportation and disposal of laboratory quantities of outdated hazardous chemicals, household hazardous wastes, and waste pesticides and herbicides. CleanPack® chemists utilize our CHOICE® waste management software system to support our lab pack services and complete the regulatory information required for every pick-up. The CleanPack® operation services a wide variety of customers including:

•	pharmaceutical companies;

•	engineering, and research and development departments of industrial companies;

•	college, university and high school laboratories;

•	commercial laboratories;

•	hospital and medical care laboratories ;

•	state and local municipalities; and

•	thousands of agri-businesses and residents through household hazardous waste and pesticide/herbicide collection programs.

CleanPack® chemists collect, identify, label, and package waste into Department of Transportation approved containers. Lab packed wastes are then transported to one of our facilities where the waste is consolidated for recycling, reclamation, fuels blending, aqueous treatment, incineration or secure chemical landfill. Other services provided by our CleanPack® operations include:

High Hazard Services.    Reactive materials technicians utilize specialized equipment and training to stabilize and desensitize highly reactive and potentially explosive chemicals.

CustomPack® Services.    We provide training, technical support, and disposal services for customers with the resources and experience to package their own waste chemicals.

Laboratory Move Services.    CleanPack® chemists properly and safely segregate, package, transport, and un-package hazardous chemicals being moved from older laboratories to newer laboratories.

Apollo Onsite Services

In 2001, we launched the Apollo Onsite Services Program. The Apollo Onsite Program provides the customer with an option to outsource its environmental management program. Services include:

•	management of drum, bulk and lab pack quantities of hazardous and non-hazardous wastes;

•	specialized environmental labor;

•	management of waste from source to final destination;

•	chemical consolidation, bulking and packaging;

•	solid waste management;

•	transportation and logistics for offsite disposal; and

•	inspection of satellite and 90-day storage facilities.

The Apollo Onsite Program leverages our transportation and disposal assets by providing incremental volumes to process at our facilities.

Site Services

We provide a wide range of environmental site services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided primarily to large chemical, petroleum, transportation, utility, industrial waste management companies and governmental agencies. Our strategy is to identify, evaluate, and solve our customers’ environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each project.

Industrial Maintenance.    Many of our customers have a recurring need to clean equipment and facilities periodically in order to continue operations, maintain and improve operating efficiencies of their plants, and satisfy safety requirements. Industrial maintenance involves chemical cleaning, hydroblasting, vacuuming, and other methods to remove deposits from process equipment, such as paint booths and plating lines, and storage facilities for material used in the manufacturing or production process, such as feedstocks, chemicals, fuels, paints, oils, inks, metals and many other items. Our service centers are equipped with special equipment, such as high volume pumps, pressure washers, nonsparking and chemical resistant tools, and a variety of personal protective equipment, to perform maintenance services quickly, usually during “off periods” to minimize the customer’s production downtime.

Surface Remediation.    Surface remediation projects arise in two principal areas: the planned cleanup of hazardous waste sites and the cleanup of accidental spills and discharges of hazardous materials, such as those resulting from transportation and industrial accidents. In addition, some surface remediation projects involve the cleanup and maintenance of industrial lagoons, ponds and other surface impoundments on a recurring basis. In all of these cases, an extremely broad range of hazardous substances may be encountered. Surface remediation projects generally require considerable interaction among technical and project management services. Following the selection of the preferred remedial alternative, the project team identifies the processes and equipment for cleanup. Simultaneously, our health and safety staff develops a site safety plan for the project. Remedial approaches usually include physical removal, mechanical de-watering and stabilization, or encapsulation.

Groundwater Restoration.    Our groundwater restoration services typically involve response to above ground spills, leaking underground tanks and lines, hazardous waste landfills, and leaking surface impoundments. Groundwater restoration efforts often require complex recovery systems, including recovery drains or wells, air strippers, biodegradation or carbon filtration systems, and containment barriers. These systems and technologies can be used individually or in combination to remove a full range of floating or dissolved organic compounds from groundwater. We design and fabricate mobile or fixed site groundwater treatment systems.

Site and Facility Decontamination.    Site and facility decontamination involves the cleanup and restoration of buildings, equipment, and other sites and facilities that have been contaminated by exposure to hazardous materials during a manufacturing process, or by fires, process malfunctions, spills or other accidents. Our projects have included decontamination of electrical generating stations, electrical and electronics components, transformer vaults, and commercial, educational, industrial, laboratory, research and manufacturing facilities.

Emergency Response.    We undertake environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings or facilities are extensively contaminated by hazardous chemicals or etiological agents. We have established specially trained emergency response teams which operate on a 24-hour basis from their service centers. We have also established a program called CleanER, which is a sub-contractor network responding to emergency response actions. Many of our remediation activities result from a response to an emergency situation by one of our response teams. These incidents can result from accidents involving chemical substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, infections or etiological diseases such as anthrax, and other unanticipated developments when the substances involved pose an immediate threat to public health or the environment, such as possible groundwater contamination.

Emergency response projects require trained personnel, equipped with protective gear and specialized equipment, prepared to respond promptly whenever these situations occur. To meet the staffing requirements for emergency response projects, we rely in part upon a network of trained personnel who are available on a contract basis for specific project assignments. Our health and safety specialists and other skilled personnel assist field managers in supervising these projects during and subsequent to the cleanup. The steps performed by us include rapid response, containment and control procedures, analytical testing and assessment, neutralization and treatment, collection, and transportation of the substances to an appropriate treatment or disposal facility.

Site Remediation.    We provide technical capabilities and operational expertise to manage large-scale environmental projects. The interdisciplinary teams of managers, geologists, chemists, engineers, scientists, technicians, and compliance experts design and implement solution-oriented remedial programs incorporating both off-site and on-site treatment. The areas of expertise include:

•	remedial investigations;

•	remediation technologies: design, in-house fabrication, installation, and operations and maintenance;

•	decontamination and decommissioning operations;

•	high hazard materials handling; and

•	mobile treatment services.

PCB Disposal.    We remove PCBs and metals from PCB contaminated electrical equipment and reclaim the oil at our facilities.

Waste Oil Disposal.    We collect used lubricating oils from automotive and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The oil is consolidated at our facilities and is either sold for use as fuel or sold for re-refining.

Other Services

Information Management Services.    Our Online Services allow customers free access to their waste information online, 24 hours per day, seven days per week. Customers can create, submit, edit and view their waste profiles; automatically receive quarterly waste tracking reports; and have the ability to view, print or download signed manifests. Additionally, they can view collection schedules and place orders over the internet.

Personnel Training.    We provide comprehensive personnel training programs for our own employees and for our customers on a commercial basis. Such programs are designed to promote safe work practices under potentially hazardous conditions, whether or not toxic chemicals are present, in compliance with stringent regulations promulgated under RCRA and the Federal Occupational Safety and Health Act (“OSHA”). Our Technical Training Center includes confined space entry, exit and extraction equipment, an air-system demonstration maze, respirator fit testing room, leak and spill response equipment, and a layout of a mock decontamination zone, all designed to fulfill the requirements of OSHA Hazardous Waste and Emergency Response Standards.

Seasonality and Cyclical Nature of Business

Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities. Typically during the first quarter of each year there is less demand for environmental services due to the cold weather, particularly in the northern and midwestern United States and Canada. The main reason for this effect is reduced volumes of waste being received at our facilities and higher operating costs associated with operating in sub-freezing weather and high levels of snowfall. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year.

The hazardous and industrial waste management business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture, aerospace and pharmaceutical industries. If the business of those cyclical industries slows significantly, the revenues that we obtain from those industries is likely to slow.

Customers

Our principal customers are utility, chemical, petroleum, petrochemical, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies. Our sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of our services. Our customer list includes many of the largest industrial companies in the United States. We believe that our diverse customer base, in terms of number, industry and geographic location, as well as our large presence in North America, provides us with a recurring revenue base. A majority of our revenues are derived from previously served customers with recurring needs for the our services. For the years ended December 31, 2003, 2002 and 2001, no single customer accounted for more than 5% of our revenues. We believe the loss of any single customer would not have a material adverse effect on our financial condition or results of operations.

Under applicable U.S. environmental laws and regulations, generators of hazardous wastes retain legal liability for the proper handling of those wastes up to and including their ultimate disposal. In response to these potential concerns, many large generators of industrial wastes and other purchasers of waste management services (such as general contractors on major remediation projects) have decreased the number of providers they use for such services. We have been selected as an approved vendor by large generators because we possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. By becoming an approved vendor for a large waste generator or other purchaser, we become eligible to provide waste management services to the multiple plants and projects of each generator or purchaser located in our service areas. However, in order to obtain such approved vendor status, it may be necessary for us to bid against other qualified competitors in terms of the services and pricing to be provided. Furthermore, large generators or other purchasers of waste management services often periodically audit our facilities and operations to ensure that our waste management services are being performed in compliance with applicable laws and regulations and other criteria established by us and such customers.

Geographical Information

For the year ended December 31, 2003, we derived approximately $540.7 million or 88.5% of our revenues from customers located in the United States and Puerto Rico, approximately $70.3 million or 11.5% of our revenues from customers located in Canada and less than 1.0% of our revenues from customers in Mexico. Prior to the acquisition of the CSD assets effective September 7, 2002, we derived substantially all of our revenues from environmental services provided to customers located in the United States and Puerto Rico. Following the acquisition of the CSD assets, we derived approximately $32.6 million or 9.3% of our 2002 revenue from customers located in Canada.

As of December 31, 2003, we had property, plant and equipment, net of depreciation and amortization of approximately $166.5 million, and permits and other intangible assets of $98.8 million. Of these totals, approximately $15.7 million or 9.4% of long-lived assets and $20.9 million or 21.2% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

Competitive Conditions

The hazardous and industrial waste management industry, in which we compete, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms which offer waste services. We compete against three major companies, which are Philip Services Corp., Onyx Environmental Services, a division of Veolia Environnement and Waste Management, Inc. We also compete against regional waste management companies and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by us. In addition, we compete with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfilling. The principal methods of competition for all our services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly. We believe that we offer a more comprehensive range of environmental services than our competitors in major portions of our service territory, that our ability to provide comprehensive services supported by unique information technologies capable of managing the customers’ overall environmental program constitutes a significant competitive advantage, and that our stable ownership allows us to focus on building long-term relationships with our customers.

Treatment and disposal operations are conducted by a number of national and regional environmental services firms. We believe that our ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

In site services, CleanPack® and onsite services, our competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe that availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

In the United States, the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes. Even if waste generators employ companies that have proper permits and licenses, knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes. We believe that our technical proficiency and reputation are important considerations to our customers in selecting and continuing to utilize our services.

Compliance/Health & Safety

We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. We strive to maintain the highest professional standards in our compliance, and health and safety activities; our internal operating requirements are in many instances more stringent than those imposed by regulation. Our compliance program has been developed for each of our waste management facilities and service centers under the direction of our corporate staff. The compliance, and health and safety staffs are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. We also perform periodic audits and inspections of the disposal facilities of other firms utilized by us.

Our facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although our facilities have been cited on occasion for regulatory violations, we believe that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full-time compliance, or health and safety representative to oversee the implementation of our compliance program at the facility or service center. These highly trained regulatory specialists are independent from operations and report to the Vice President of Compliance or the Vice President of Health and Safety, who ultimately report to the General Counsel.

Employees

As of March 1, 2004, we employed 3,698 active full-time employees, of which 437 employees belong to unions. The table below shows the employees and union or non-union affiliation. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	178
Utility Workers of America	31

Unions in Canada:
Communication, Energy and Paper Workers’ Union	77
International Brotherhood of Teamsters	135
International Union of Operating Engineers	16

Non-union employees	3,261

3,698

As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.

Intellectual Property

We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of the leading technologies and incorporate these technologies into the environmental services that we offer and provide to our customers. We currently hold a total of 4 patents and 15 trademarks in the United States, and we license software and other intellectual property from various third parties. We enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to our software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

Management of Risks

We adhere to a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers’ ongoing environmental exposures. This program includes installation of risk management systems at our facilities, such as fire suppression, employee training, environmental auditing and policy decisions restricting the types of wastes handled. We evaluate all revenue opportunities and decline those that we believe involve unacceptable risks.

We dispose waste at our incineration, wastewater treatment and landfill facilities, or at facilities owned and operated by other firms that we have audited and approved. Typically, we apply established technologies to the treatment, storage and recovery of hazardous wastes. We believe our operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

Insurance and Financial Assurance

Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third-party liability. We maintain a casualty insurance program providing coverage for vehicles, employer’s liability and commercial general liability in the aggregate amount of $30 million, $27 million and $28 million respectively per year, subject to a retention of $0.5 million per occurrence. We also have workers’ compensation insurance whose limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program.

We have pollution liability insurance policies covering our potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at our facilities. We have contractor’s liability insurance of $10 million per occurrence and $10 million in the aggregate, covering off-site remedial activities and associated liabilities. Steadfast Insurance Company (a unit of Zurich Insurance N.A.) provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $40 million. This Steadfast policy covers liability in excess of $0.3 million for pollution caused by sudden and accidental occurrences during transportation of waste, from the time waste is picked up from a customer until its delivery to the final disposal site.

Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. RCRA and the Toxic Substances Control Act and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate for sudden occurrences, and $3 million per occurrence and $6 million in the aggregate for non-sudden occurrences. We have a policy from Steadfast Insurance Company insuring our treatment, storage and disposal activities that meets the regulatory requirements. In addition, this policy provides excess limits above the regulatory requirements up to $30 million.

Under our insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefit, workers’ compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of other companies in other industries.

Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. Total closure and post closure financial assurance required by regulators is approximately $269 million. We have placed most of the required financial assurance for closure through a qualified insurance company, which per terms of the policy required us to provide $73.5 million of letters of credit as collateral. We utilize our captive insurance company to provide financial assurance for the lagoons located at our Chicago facility.

Our ability to continue conducting our industrial waste management operations could be adversely affected if we should become unable to obtain sufficient insurance or surety bonds to meet our business and regulatory requirements in the future. The availability of insurance may also be influenced by developments within the insurance industry, although other businesses in the environmental services industry would likely be similarly impacted by such developments.

Environmental Regulation

While our business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state and local authorities. We are required to obtain federal, state, provincial and local permits, or approvals for each of our hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. We have acquired all operating permits and approvals now required for the current operation of our business, and have applied for or are in the process of applying for, all permits and approvals needed in connection with continued operation and planned expansion or modifications of our operations.

We make a continuing effort to anticipate regulatory, political and legal developments that might affect our operations, but are not always able to do so. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect our operations.

Federal Regulation of Hazardous Waste

The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (“RCRA”), The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund Act, the Clean Air Act, the Clean Water Act and the Toxic Substances Control Act (“TSCA”).

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

RCRA requires that Part B permits contain provisions for required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental Liabilities” for a discussion of our environmental liabilities. See “Insurance and Financial Assurance” above for a discussion of our financial assurance requirements.

The Superfund Act.    The Superfund Act is the primary Federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute assigns joint and several liability for these responses and other related costs, including the cost of damage to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Item 3, “Legal Proceedings” for a description of certain such proceedings involving us.

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

The Clean Air Act requires EPA, working with the States, to develop and implement regulations, which result in the reduction of volatile organic compound (“VOC”) emissions and emissions of nitrogen oxides (“NOx”) in order to meet certain ozone air quality standards specified by the Clean Air Act. In late 2000, Texas Natural Resource Conservation Commission (“TNRCC”) enacted new Clean Air Act Regulations dealing with the monitoring and control of emissions of NOx and VOCs. These new regulations were required because of a revision in the designation of the Houston Metropolitan Area from a serious ozone non-attainment area to a severe ozone non-attainment area. This new designation will require our Deer Park, Texas incineration facility to further reduce emissions of NOx. NOx emissions contribute to the formation of ground-level ozone, which can be harmful to human health and the environment.

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

Facilities subject to the HWC MACT rule were required to comply with the new emission standards by September 30, 2003, or they could apply for an extension with compliance being required by September 30, 2004. As further discussed below under “Compliance with Environmental Regulations,” we have spent and will be required to expend significant funds in order to bring our Deer Park, Texas and Aragonite, Utah incineration facilities into compliance with the new rules. We believe that some facilities owned by others may not find it economical to upgrade to the new standards, which could result in the closure of some facilities. This could result in a reduction of incineration capacity and lead to improved pricing for incineration. However, no assurance can be given that this will happen.

Clean Water Act.    This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated “pretreatment” regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works (“POTW”). In the course of the treatment process, our wastewater treatment facilities generate wastewater, which they discharge to POTW pursuant to permits issued by the appropriate governmental authority. We are required to obtain discharge permits and conduct sampling and monitoring programs. We believe each of our operating facilities complies in all material respects with the applicable requirements.

In December 2000, the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized waste treatment (“CWT”) facilities. CWT facilities receive and treat a wide variety of hazardous and non-hazardous waste waters from off-site companies and discharge the treated water directly to waterways or to municipal sewer systems. The new rules set stringent limits for the discharge of metals, organic compounds and oil. All of our wastewater treatment facilities are affected by the new rules and were in compliance with the discharge standards by December 2003.

TSCA.    We also operate a network of collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of the TSCA. TSCA established a national program for the management of substances classified as PCBs, which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles; detoxification of transformer oils; incineration of PCB liquids and solids; landfill disposal of PCB solids; and remediation of PCB contamination at customer sites.

Other Federal Laws.    In addition to regulations specifically directed at the Transportation, Storage, and Disposal Facilities, there are a number of regulations that may “pass-through” to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are National Emission Standards for Benzene Waste Operations and National Emissions Standards for Pharmaceuticals Production. Each facility will address these regulations on a case-by-case basis determined by its ability to comply with the pass-through regulations.

In our transportation operations, we are regulated by the U.S. Department of Transportation, the Federal Railroad Administration, and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass.

Health and safety standards under the OSHA are applicable to all of our operations. This includes both the technical services and site services operations.

State and Local Regulations

Pursuant to the EPA’s authorization of their RCRA equivalent programs, a number of states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of a number of our facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

Some states classify as hazardous some wastes which are not regulated under RCRA. For example, Massachusetts considers used oil as “hazardous wastes” while RCRA does not. Accordingly, we must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at our facilities.

We believe that each of our facilities is in substantial compliance with the applicable requirements of RCRA, state laws and regulations. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility’s operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.

Our wastewater treatment facilities are also subject to state and local regulation, most significantly sewer discharge regulations adopted by the municipalities, which receive treated wastewater from the treatment processes. Our continued ability to operate our liquid waste treatment process at each such facility is dependent upon our ability to continue these sewer discharges.

Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Local sewer discharge and flammable storage requirements are applicable to certain of our facilities. Our facilities are also subject to local siting, zoning and land use restrictions. Although our facilities occasionally have been cited for regulatory violations, we believe we are in substantial compliance with all federal, state and local laws regulating our business.

Canadian Hazardous Waste Regulation

In Canada, the provinces retain control over environmental issues within their boundaries and thus have the primary responsibility for regulating management of hazardous wastes. The federal government regulates issues of national scope, or where activities cross provincial boundaries.

Provincial Regulations.    To a greater or lesser extent, provinces have enacted legislation and developed regulations to fit their needs. Most of Canada’s industrial development and the major part of its population can be found in four provinces: Ontario, Quebec, Alberta and British Columbia. It is in these provinces that the most detailed environmental regulations are found. We operate major waste management facilities in each of these provinces, as well as waste transfer facilities in Nova Scotia and Manitoba.

The main provincial acts dealing with hazardous waste management are:

•	Ontario—Environmental Protection Act

•	Quebec—Environmental Quality Act

•	Alberta—Environmental Protection and Enhancement Act

•	British Columbia—Waste Management Act

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

Compliance with Environmental Regulations

We incur costs and make capital investments in order to comply with the previously discussed environmental regulations. These regulations require that we remediate environmental liabilities (which almost entirely consist of certain environmental liabilities assumed as part of the CSD assets acquired), operate the facilities in accordance with enacted regulations, obtain required financial assurance for closure and post closure care of the facilities should the facilities cease operations, make capital investments in order to keep facilities in compliance with environmental regulations and defend ourselves in legal proceedings including environmental proceedings.

As further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Acquisition” and “Environmental Liabilities”, we assumed in connection with the acquisition of the CSD assets environmental liabilities valued in accordance with GAAP and a plan to settle obligations that was established at the time of the acquisition (and adjusted to reflect additional information gathered under the plan relating to the nature and extent of environmental liabilities assumed through the first anniversary of the acquisition) of approximately $184.5 million. For the year ended December 31, 2003, we spent $8.0 million relating to accrued environmental liabilities. Almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets. For the year ending December 31, 2004, we anticipate spending approximately $20.8 million relating to our environmental liabilities.

As discussed more fully above under the heading “Insurance and Financial Assurance,” we are required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at our facilities. We have placed most of the required financial assurance for facility closure and post-closure monitoring with a qualified insurance company. In addition to the direct cost of the financial assurance, the policy requires that we provide letters of credit of approximately $73.5 million as collateral for the financial assurance policy. The Letter of Credit Facility Agreement under which the letters of credit are issued requires us to post cash collateral of 103% of the amount of outstanding letters of credit. We incur significant costs in posting collateral due to our borrowing funds under our financing arrangements at interest rates ranging from LIBOR (1.17% at December 31, 2003) plus 3.50% (for borrowings under our Revolving Credit Agreement) to LIBOR plus 7.75% (for borrowings under our Senior Loans), while we earn interest on the cash collateral at money market rates (0.95% at December 31, 2003).

As described in Item 3, “Legal Proceedings”, we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure by us to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on our business and future prospects.

ITEM 2.    PROPERTIES

Our principal executive offices are in Braintree, Massachusetts where approximately 41,000 square feet are leased under arrangements expiring in 2006. There are also U.S. based regional administrative offices in Massachusetts and South Carolina, and regional administrative offices in Ontario and Quebec. We own or lease property in 36 states, six Canadian provinces, Mexico and Puerto Rico.

Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and transfer stations), vehicles and equipment (including environmental remediation equipment). We have 48 active permitted hazardous waste management properties, and 75 service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in the Technical Services segment.

Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2003 regarding our properties. Substantially all of our properties are pledged as collateral for our loans.

Hazardous Waste Management Properties

Included in the 48 hazardous waste management properties are five incineration locations, nine commercial landfills, seven wastewater treatment plants, 20 TSDFs, and seven facilities which specialize in PCB management. Some properties offer multiple capabilities. As described below under “Inactive Properties,” we also own 18 discontinued facilities.

Hazardous Waste Facilities

Incinerators.    We own five operating incineration facilities containing a total of seven incinerators, as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2003
Nebraska	1	55,000	75%
Utah	1	65,000	68%
Texas	3	120,000	99%
Ontario, Canada	1	105,000	88%
Quebec, Canada	1	73,000	92%

	7	418,000	87%

Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and two solids and liquids-capable incineration facilities. In Canada, we operate two hazardous waste liquid injection incinerators.

Landfills.    In the United States and Canada, we operate nine commercial landfills as follows:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	12,998	69 and 61
Colorado	1	442	44
North Dakota	1	454	41
Oklahoma	1	1,554	19
Texas	1	51	1
Utah	1	2,252	28
Alberta, Canada	1	1,142	30
Ontario, Canada	1	9,059	52

	9	27,952

Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operates two non-commercial landfills which only accept waste from on-site incinerators. We own all of the landfills with the exception of the landfill in Oklahoma that is leased.

Wastewater Treatment Plants.    We operate seven facilities that offer a range of wastewater treatment technologies and customer services, as follows:

	# of Facilities	Owned	Leased
Connecticut	1	1	—
Louisiana	3	2	1
Tennessee	1	1	—
Ohio	1	1	—
Ontario, Canada	1	1	—

	7	6	1

Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying and non-hazardous wastewater treatment.

Transportation, Storage and Disposal Facilities (“TSDFs”).    We operate 20 TSDFs in the United States and Canada Mexico as follows:

	# of Facilities	Owned	Leased
Arizona	1	1	—
California	2	2	—
Florida	1	—	1
Illinois	1	1	—
Kansas	1	1	—
Louisiana	1	1	—
Maryland	1	1	—
Massachusetts	1	1	—
North Carolina	1	1	—
Ohio	1	1	—
Texas	1	1	—
British Columbia, Canada	1	1	—
Manitoba, Canada	1	1	—
Nova Scotia, Canada	1	1	—
Ontario, Canada	3	2	1
Quebec, Canada	2	2	—

	20	18	2

Our TSDFs facilitate the movement of materials among the our network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with our own assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation skills and waste handling procedures, provide for the movement of customer waste streams.

PCB Management Facilities and Oil Storage or Recycling Capabilities.    We operate seven facilities specializing in PCB management or provide oil storage and recycling capabilities in six states, of which four are owned and three are leased. These facilities are the most significant properties relating to our Site Services segment.

Other Facilities and Properties

Service Centers and Satellite locations.    We operate 75 service centers and satellite or support locations in 34 states, three provinces in Canada, one in Mexico and one in Puerto Rico, of which 35 are owned and 40 are leased. These locations are aligned with one or more of our landfills, incinerators, wastewater treatment, consulting, administrative, or other treatment and disposal facilities.

Inactive CSD Facilities.    In addition to the active facilities and properties described above, we own a total of 18 discontinued facilities that were acquired as part of the CSD assets due to our assumption of the remediation liabilities associated with such properties or our closure of such sites. See Item 1, ”Business-Acquisition” above. The principal such discontinued facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina and Bridgeport, New Jersey, and two closed wastewater treatment facilities in Cleveland, Ohio. Prior to the sale of the CSD assets, Safety-Kleen gave notice to the applicable regulatory agencies of Safety-Kleen’s intent to close the facilities, and Safety-Kleen stopped accepting wastes at Baton Rouge in 1997, at Roebuck in 1998, at Bridgeport in 2001 and at Cleveland in 1990. We are proceeding with the closure process.

ITEM 3. LEGAL PROCEEDINGS

General Environmental Matters

Our waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment or otherwise protect the environment. This ongoing regulation results in us frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by us and conformity with legal requirements and alleged violations of existing permits and licenses. At December 31, 2003, we were involved in various proceedings the principal of which are described below, in which a governmental authority is a party relating primarily to activities at or shipments from our waste treatment, storage and disposal facilities.

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), we purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) except for Safety-Kleen’s Pinewood facility near the town of Pinewood in Sumter County, South Carolina. We purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware which has jurisdiction over the Chapter 11 proceedings involving the Sellers, and we therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between us and Safety-Kleen Services, Inc.), we became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of December 31, 2003, we had reserves of $22.5 million (substantially all of which we have established as part of the purchase price for the CSD assets) relating to our estimated potential liabilities in connection with such legal proceedings. We periodically adjust the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to us. During the one-year period which commenced on the effective date of the acquisition of the CSD assets, we obtained information necessary to evaluate our assumed liabilities, and based thereon, estimated the fair values of the assumed liabilities. Such adjustments were recorded as part of the purchase price allocation. Now that such one-year period has expired, we will no longer make such additional adjustments to the purchase price. Future adjustments that result from pre-acquisition contingencies will be included in the determination of net income in the period in which the adjustments are determined.

The first reason for our assumption of certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, we acquired all of the outstanding capital stock of certain Canadian subsidiaries (the “CSD Canadian Subsidiaries”) formerly owned by the Sellers (which subsidiaries were not part of the Sellers’ bankruptcy proceedings), and we therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the Canadian Subsidiaries are now or may in the future become involved. The second reason is that there are ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below) which, while we will not be responsible for damages or other liabilities of the Sellers relating to such proceedings, may nevertheless affect the future operation of certain of the CSD assets. The third reason is that, as part of the purchase price for the CSD assets, we agreed with the Sellers that we will assume and pay certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers’ share of certain cleanup costs payable to governmental entities under the federal Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) or analogous state Superfund laws.

The principal legal proceedings which we assumed in connection with the acquisition of the CSD assets are as follows:

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

In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which the plaintiffs claim was caused by contamination from the former Ville Mercier lagoons and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970’s and early 1980’s. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region.

Because the continuation of such proceedings by the Mercier Subsidiary, which we now own, will require us to incur legal and other costs and the risks inherent in any such litigation, we, as part of our integration plan for the CSD assets, decided to vigorously review potential likely options which would allow us to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon our review of likely settlement possibilities, we now anticipate that as part of any such settlement we will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and we have been able to estimate the likely cost of such remediation. Accordingly, we recorded in the third quarter of 2003 based upon a plan to settle obligations that was established at the time of the acquisition, as an adjustment to the purchase price of the CSD assets, a net increase in recorded liabilities primarily for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings. At December 31, 2003, we had accrued $9.7 million relating to the Ville Mercier Legal Proceedings.

FUSRAP Legal Proceedings.    As part of the CSD assets, we acquired a hazardous waste landfill in Buttonwillow, California (the “Buttonwillow Landfill”). During 1998 and 1999, the Seller’s subsidiary which then owned the Buttonwillow Landfill (the “Buttonwillow Seller”) accepted and disposed in the Buttonwillow Landfill certain construction debris (the “FUSRAP Wastes”) that originated at a site in New York that was part of the federal Formerly Utilized Sites Remedial Action Program (“FUSRAP”). FUSRAP was created in the mid-1970’s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and the United States military during World War II. The FUSRAP Wastes are primarily construction and demolition debris exhibiting low-activity residual radioactivity that were shipped to the Buttonwillow Landfill by U.S. Army Corps of Engineers.

The California Department of Health Services (“DHS”) has claimed in a letter to the Buttonwillow Seller that the Buttonwillow Seller did not lawfully accept the FUSRAP Wastes under applicable California law and regulations. Both DHS and the California Department of Toxic Substances Control (“DTSC”) filed claims in the Sellers’ bankruptcy proceedings preserving the right of those agencies to claim penalties for damages against the Buttonwillow Seller and possibly seeking to compel removal of the FUSRAP Wastes from the Buttonwillow Landfill. The specified agencies are still investigating whether they believe the Buttonwillow Seller violated any California law or regulation and, aside from the letter to the Buttonwillow Seller and the filing of the proofs of claim in the Sellers’ bankruptcy proceedings, the California agencies have not commenced any enforcement proceedings relating to the Buttonwillow Landfill. However, in November 2003, a California non-profit corporation allegedly acting under the California Unfair Business Practices Act added us (as the current owner of the Buttonwillow Landfill) as a defendant to a lawsuit which that corporation had originally brought in 2000 against certain of the Sellers in the California Superior Court for the County of Los Angeles. That lawsuit seeks, among other matters, an order requiring the named defendants (which now include us) to remove the FUSRAP Wastes from the Buttonwillow Landfill and to dispose of this material at a facility licensed for disposal of radioactive waste.

Under the Sale Order, we are not liable for penalties, if any, which the Buttonwillow Seller might ultimately be determined to owe to the DHS and DTSC, but we could potentially be liable for removal costs if such agencies or the non-profit corporation described above were ultimately to obtain a final non-appealable order determining that the FUSRAP Wastes were improperly disposed of at the Buttonwillow Landfill and directing that such wastes be removed. We now estimate the cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.9 million. However, both the Sellers and we believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations and they will vigorously resist any efforts to require that such wastes be removed. In addition, we believe that the California state court in the suit brought by the non-profit corporation under the California Unfair Business Practices Act described above (which is currently the only pending legal proceeding relating to the FUSRAP Wastes to which we are a party) could not properly grant any order requiring us to remove the FUSRAP Wastes. We have not accrued any costs of removing the FUSRAP Wastes because we believe that only a remote possibility exists that a final order will be issued requiring us to remove such wastes.

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

The appeal process involves two phases, a preliminary hearing to determine whether there is sufficient evidence to proceed to a hearing and, if so, a hearing to determine whether the conditions imposed by the local agency are inadequate. In the Buttonwillow proceeding, the preliminary hearings were held intermittently from November 2001 through May 2002. The Appeal Board issued its preliminary hearing decision on July 18, 2002. The Appeal Board rejected nine of the ten issues submitted to it by the petitioners. The Appeal Board decided that one issue should proceed to a full hearing, namely Issue Y, which challenges a permit condition that establishes certain limits on the disposal of radioactive waste at the facility. In the full hearing to be held on Issue Y, the Appeal Board must determine whether there is clear and convincing evidence that the provision in the CUP governing the receipt of radioactive waste fails to protect the public health, safety or welfare. The hearing phase of the proceeding has not yet been scheduled. We have convened a panel of experts to review the technical issues and are prepared to vigorously present our case to the Appeal Board. The parties are also currently engaged in settlement negotiations. Although we have established reserves to cover our estimated legal costs to be incurred in connection with this legal proceeding, the outcome of the proceeding cannot be predicted nor can a range of probable loss be estimated; accordingly, we have not recorded any other liability relating to this proceeding.

Assumption of Certain CSD Superfund Liabilities.    Our agreement to pay as part of the purchase price for the CSD assets the Sellers’ share of certain cleanup costs payable to governmental entities under federal and state Superfund laws relate primarily to (i) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors to which the Sellers shipped hazardous wastes, (ii) two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more of the Sellers has been designated a Potentially Responsible Party (“PRP”), (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as PRPs, and (iv) several inactive Superfund sites owned by third parties where the Sellers have been named as PRPs but as to which the Sellers and we believe the Sellers have no significant liabilities.

Federal and state Superfund laws generally impose joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes which are present on such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of those Sellers’ liabilities which we have agreed to assume for cleanup costs at Superfund sites where one or more of the Sellers has been designated as a PRP, we therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites, the Sellers’ negotiated volumetric share of liability (where applicable), our prior knowledge of the relevant sites, and our general experience in dealing with the cleanup of Superfund sites.

Marine Shale Processors.    Beginning in the mid-1980’s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shut down its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the Recycling Park, Inc. site.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. If the EPA or the Louisiana Department of Environmental Quality (“LDEQ”) were to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers could be exposed to liability for cleanup costs as PRPs and, in such event, we could be obligated to pay all or a portion of such costs in accordance with our agreement described above to assume certain of the Sellers’ Superfund liabilities to governmental entities as part of the purchase price for the CSD assets. Based on a plan to settle obligations that was established at the time of the acquisition, we obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, we have determined that the remedial liabilities and associated legal costs are now probable and estimable, and we recorded in the third quarter of 2003, as adjustments to the purchase price of the CSD assets, liabilities for our estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws at the Marine Shale facility and Recycling Park, Inc. site. At December 31, 2003, we had accrued $13.8 million relating to the Marine Shale facility and the Recycling Park, Inc. site.

Properties Included in CSD Assets.    The two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more the Sellers has been designated as a PRP are located at 2549 North New York Street in Wichita, Kansas (the “North New York Street Property”), and at 411 Burton Road in Lexington, South Carolina (the “Burton Road Property”). The North New York Street Property is an active service center which is one of several properties located within the boundaries of a 1,400 acre state designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. The Sellers have executed a consent decree relating to such site with the EPA, and we will continue the ongoing remediation program for the North New York Street Property. Included within the CSD assets acquired by us are rights under an indemnification agreement between the Sellers and a prior owner of the North New York Street Property which we anticipate will be available to reimburse certain cleanup costs.

The Burton Road Property is now vacant but was formerly operated by the Sellers as a waste transfer and truck cleaning facility, and the property is located within the boundaries of a state designated Superfund site known as the Hollis Road Site. In June 2000, the South Carolina Department of Health and Environmental Control (“DHEC”) initiated a lawsuit against the Sellers and two other parties that owned or operated facilities within the Hollis Road Site boundaries. On February 7, 2003 we and two subsidiaries of the Seller entered into a Consent Decree with the DHEC, which has been approved by the United States District Court, settling the South Carolina claims and lawsuit with respect to the Hollis Road Superfund site and the Burton Road Property. The Consent Decree provides that we must make two installment payments to DHEC. The Consent Decree contains a customary covenant not to sue and contribution protection provisions for us, and also contains a limited “re-opener” provision. The re-opener provision would require us to perform soils remediation work within the boundaries of our Burton Road Property if new releases or spills were to occur or if there was independently verifiable data to substantiate that a specified contaminant or its degradation products were discovered above certain concentration levels in the soils at the Burton Road Property. At this time we are aware of no data which identifies such contamination at the Burton Road property. At December 31, 2003, we had total reserves of $4.3 million relating to our liabilities for the North New York Street Property and the Burton Road Property.

Active Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes which are present on an aggregate of 35 sites owned by third parties which have subsequently been designated as federal or state Superfund sites and at which the Sellers, along with other parties, have been designated as PRPs. At 30 of those sites, the Sellers have addressed their cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. Of the five remaining active sites at which one or more of the Sellers has been designated as a PRP, we on behalf of the Sellers are contesting liability at two sites and plans to fund participation by the Sellers as settling PRPs at three sites. For the 35 sites, we had reserves of $20.3 million at December 31, 2003. In addition, we estimate that the discounted reasonably possible additional liabilities for the 35 sites total approximately $2.0 million.

Inactive Third Party Superfund Sites.    In addition to the active Superfund sites owned by third parties, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties which we believe are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations by the Sellers. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited “re-opener” provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. Except to the extent that minimal amounts remain to be paid under existing consent decrees, settlement agreements or similar arrangements, we have not established reserves for any of the inactive sites because we believe that the Sellers’ cleanup liabilities with respect to those sites have already been resolved.

Other Legal Proceedings Related to CSD Assets

In addition to the legal proceedings which we assumed in connection with the acquisition of the CSD assets, one lawsuit has been filed against us subsequent to the acquisition based in part upon allegations relating to our current operations of a former CSD facility. In December 2003, a lawsuit was filed in the 18th Judicial District Court in Iberville Parish, Louisiana, against our subsidiary which acquired and now operates a deep injection well facility near Plaquemine, Louisiana. This lawsuit was brought under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that our former facility manager made false representations and failed to disclose material information to the regulators about the site after we acquired it in September 2002. The plaintiffs seek an order declaring the injection well to be located within the banks or boundaries of a body of surface water under state law, to prevent further alleged violations of state law, payment of civil penalties, and an additional penalty of $1 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees.

We believe this lawsuit is without merit, and intend to fully and vigorously defend against the claims made. We further believe that, since its acquisition by us, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the area complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, we believe that many of the plaintiffs’ claims relate to actions or omissions allegedly taken or caused by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which we have no legal responsibility under the Sale Order. Although we have established reserves to cover our estimated legal costs to be incurred in connection with this proceeding, this litigation is in its very preliminary stages and we are therefore unable to estimate any other potential liability relating to the lawsuit.

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings in which we became involved as a result of our acquisition of the CSD assets, we are also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include certain federal securities class action litigation, certain Superfund proceedings relating to sites owned by third parties where we (or a predecessor) have been named a PRP, two EPA regulatory proceedings, and litigation involving the former holders of our subordinated notes.

Federal Securities Class Action Litigation.    On November 18, 2003, an individual plaintiff who purchased 1,700 shares of our common stock filed a purported class action suit in the United States District Court for the District of Massachusetts against us and a current and former officer of Clean Harbors. The plaintiff alleges violation of the Securities Exchange Act of 1934 and regulations promulgated thereunder by the Securities and Exchange Commission (the “SEC”), and seeks certification of a class that would consist of all purchasers of our stock between November 19, 2002 and August 14, 2003. Principally, the complaint alleges that in connection with certain public announcements the defendants failed to disclose adverse information with respect to the impact of the acquisition of the CSD assets on us and that certain financial projections, particularly the guidance issued with respect to anticipated EBITDA for 2003, were overstated and made without reasonable basis. Subsequently, three additional plaintiffs who purchased 300, 16,500 and 1,500 shares of our common stock, respectively, filed complaints in the same court containing essentially the same allegations and seeking the same class certification. In January 2004, several plaintiffs within the putative class filed, through their attorneys, competing motions seeking to be named lead plaintiff, seeking the right to select lead counsel and seeking consolidation of the four suits. We anticipate that these actions will be consolidated during the first quarter of 2004, after which we will file our formal legal response to the consolidated suit.

We believe that at all times during the purported class period we and the two other defendants conducted themselves in compliance with relevant securities laws and that the guidance as to anticipated EBITDA and other forward-looking statements contained in our public announcements are protected by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend to vigorously contest the plaintiffs’ allegations. However, this litigation is in its very preliminary stages, and we are therefore unable to give an assessment of any potential impact on the Company.

Superfund Sites Not Related to CSD Acquisition.    We have been named as a PRP at 28 sites that are not related to the CSD acquisition. Fourteen of these sites involve two subsidiaries, which we acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of that acquisition, ChemWaste agreed to indemnify us with respect to any liability of its Braintree and Natick subsidiaries for waste disposed of before we acquired them. Accordingly, Waste Management is paying all costs of defending our Braintree and Natick subsidiaries in these 14 cases, including legal fees and settlement costs.

Our subsidiary which owns the Bristol, Connecticut facility is involved in one of the 28 Superfund sites. As part of the acquisition of the Bristol, Connecticut and Cincinnati, Ohio facilities, the seller and its now parent company, Cemex, S.A., agreed to indemnify us with respect to any liability for waste disposed of before we acquired the facilities, which would include any liability arising from Superfund sites.

Six of the 28 sites involve former subsidiaries of ChemClear Inc. Some of these sites have been settled, and we believe our ultimate exposure with respect to the remaining such sites will not be material to our results of operations, cash flow from operations or financial position.

In July 1992, we acquired a transportation company which is involved in four of the 28 sites, as a transporter of waste generated by others prior to our purchase of that transportation company. We acquired that transportation company in exchange for 233,000 shares of our common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers’ agreement to indemnify us against potential undisclosed liabilities, including environmental liabilities arising from prior ownership and operation of that transportation company. We anticipate those escrow shares will be released during 2004 since no additional environmental claims have been asserted against us.

One of the 28 sites relates to Murphy’s Waste Oil Services, Inc., which we acquired in 1989. We were identified as a PRP at two other of the 28 sites, but we believe that we have no liability at those sites.

As of December 31, 2003 and 2002, we had reserves of $0.2 million for cleanup of Superfund sites not related to the CSD acquisition at which either we or a predecessor has been named as a PRP.

EPA Enforcement Actions:

Kimball Facility.    On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on our subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8-10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. We responded to the NOV by letter and contested the allegations. The EPA alleges, among other things, that the facility had open containers of incinerator ash in the ash stabilization building, stored incompatible wastes without adequate separation, and failed to label equipment in hazardous waste service. After extensive settlement negotiations, on February 23, 2004, we and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental

Environmental Project (“SEP”).We will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art department and other campus locations, with all such work to be performed by our trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by our subsidiaries, in lieu of the payment of any further civil penalties. We will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At December 31, 2003, we had accrued $132 thousand for our SEP liability.

Chicago Facility.    By letter dated January 16, 2004, Region V of the EPA (“EPA Region V”) in Chicago, Illinois notified us that EPA Region V believes our Chicago, Illinois facility may be in violation of the National Emission Standard for Benzene Waste Operations Subpart FF regulations promulgated under the Clean Air Act and that EPA Region V may seek injunctive relief and civil penalties for these alleged violations. The alleged violations pertain to total annual benzene quantity determinations and reporting, provisions of individual waste stream identification and emissions control information, and treatment and control requirements for the benzene waste streams. We believe that our Chicago facility complies in all material respects with these regulations and has engaged in settlement discussions with EPA Region V to resolve the issues described in the letter from EPA Region V without litigation. The results of those discussions cannot be determined at this time.

Litigation Involving Former Holders of Subordinated Notes.    On April 30, 2001, we issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the “Lenders”) $35 million of 16% Senior Subordinated Notes due 2008 (the “Subordinated Notes”) as part of our refinancing of all our then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between us and the Lenders (the “Purchase Agreement”), we were also required to pay a $350 thousand closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of our common stock (the “Warrants”) exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) our ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if we should elect to prepay the Subordinated Notes prior to maturity, we would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called “Make Whole Amount” computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Subordinated Notes. The Purchase Agreement also provided that, if we should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called “Make Whole Amount” then in effect.

During several months prior to our acquisition of the CSD assets effective September 7, 2002, we sought the Lenders’ cooperation with respect to such acquisition and to include the Lenders in a refinancing of our outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, ultimately refused to provide any such cooperation. We thus notified the Lenders that it was proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the “Make Whole Amount” of $17.0 million, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders’ demand, we immediately paid in full the amount demanded, while notifying the Lenders that we were paying the “Make Whole Amount” under protest. Our position is that if the payment to the Lenders is not deemed to be voluntary and the 48.5% “Make Whole Amount” is deemed unconscionable, the “Make-Whole Amount” is likely to be held unenforceable under Massachusetts case law.

Shortly after the closing of the acquisition of the CSD assets, we wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, we filed a complaint in the Business Litigation Session of the Suffolk Superior Court seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, we also seek a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. We filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was granted. Discovery in the proceedings has been completed and all parties have served and filed motions for summary judgment. A hearing on the parties’ respective motions for summary judgment was held on January 21, 2004. At present, those motions are still under advisement with the court.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock began trading publicly in the over-the-counter market on November 24, 1987 and was added to the NASDAQ National Market effective December 15, 1987. Our common stock trades on the Nasdaq National Market under the symbol CLHB. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by NASDAQ.

2002	High	Low
First Quarter	$11.80	$3.02
Second Quarter	15.64	6.96
Third Quarter	12.35	6.60
Fourth Quarter	17.82	7.59

2003	High	Low
First Quarter	$16.52	$8.94
Second Quarter	15.09	8.95
Third Quarter	9.88	4.25
Fourth Quarter	9.35	3.25

On March 4, 2004, there were 589 shareholders of record of our common stock, excluding stockholders whose shares were held in nominee name. We estimate that approximately 4,200 additional shareholders held shares in streetname at that date.

We have never declared nor paid any cash dividends on our common stock, and we are prohibited under our loan agreements from paying cash dividends on our common stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (see “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial information should be reviewed in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” of this report.

	For the Year Ended December 31,
Income Statement Data:	2003	2002(1)	2001	2000	1999
	(in thousands except per share amounts)
Revenues	$610,969	$350,133	$251,601	$233,466	$202,965
Cost of revenues	453,206	252,213	178,085	166,303	149,637
Selling, general and administrative expenses	108,145	61,518	43,727	41,610	36,661
Accretion of environmental liabilities(2)	11,114	1,199	—	—	—
Depreciation and amortization	26,482	15,508	11,113	10,656	9,501
Restructuring	(124)	750	—	—	—
Other acquisition costs	—	5,406	—	—	—

Income from operations	12,146	13,539	18,676	14,897	7,166
Other income (expense)	(379)	129	—	—	—
Loss on early extinguishment of debt	—	(24,658)	—	—	—
Interest (expense), net	(23,724)	(13,414)	(10,724)	(9,795)	(9,128)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(11,957)	(24,404)	7,952	5,102	(1,962)
Provision for (benefit from) income taxes(3)	5,322	3,787	2,412	(2,016)	282

Income (loss) before cumulative effect of change in accounting principle	(17,279)	(28,191)	5,540	7,118	(2,244)
Cumulative effect of change in accounting principle(2)	66	—	—	—	—

Net income (loss)	(17,345)	(28,191)	5,540	7,118	(2,244)
Dividends and accretion on preferred stock	3,287	1,291	448	448	448

Net income (loss) attributable to common shareholders	$(20,632)	$(29,482)	$5,092	$6,670	$(2,692)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.52)	$(2.42)	$0.45	$0.60	$(0.25)

Cumulative effect of change in accounting principle, net of income taxes	$—	$—	$—	$—	$—

Net income (loss) attributable to common shareholders	$(1.52)	$(2.42)	$0.45	$0.60	$(0.25)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.52)	$(2.42)	$0.40	$0.59	$(0.25)

Cumulative effect of change in accounting principle, net of income taxes	$—	$—	$—	$—	$—

Net income (loss) attributable to common shareholders	$(1.52)	$(2.42)	$0.40	$0.59	$(0.25)

Weighted average number of common shares outstanding	13,553	12,189	11,404	11,085	10,649

Weighted average common shares outstanding plus potentially dilutive common shares	13,553	12,189	12,676	11,305	10,649

Financial Data:
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$50,707	$36,402	$29,789	$25,553	$16,667
Working capital	$(17,958)	$24,899	$10,529	$16,421	$14,565
Goodwill	$19,032	$19,032	$19,032	$19,799	$20,566
Total assets	$540,159	$599,690	$156,958	$149,568	$145,247
Long-term obligations, less current portion	$150,621	$156,245	$49,410	$65,322	$73,497
Redeemable preferred stock	$15,631	$13,543	$—	$—	$—
Stockholders’ equity	$9,313	$21,782	$49,569	$41,635	$34,171

No cash dividends have been declared on our common stock.

(1)	Effective as of September 7, 2002, we acquired the assets of the Chemical Services Division of Safety-Kleen Corp. Amounts recorded for the year ended December 31, 2002, for revenues, cost of revenues, selling general and administrative expenses, accretion of environmental liabilities, depreciation and amortization, restructuring, other acquisition costs, other income, loss on early extinguishment of debt, interest expense, provision for income taxes, working capital, total assets, long-term obligations, redeemable preferred stock and stockholder’s equity were either significantly impacted by or resulted from the acquisition. See “Acquisition” and “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Accretion of environmental liabilities for 2003 was $11.1 million which is due primarily to the implementation as of January 1, 2003 of SFAS No. 143 and accretion of the discount for the remedial liabilities assumed as part of the CSD assets acquired. Accretion of environmental liabilities for 2002 was $1.2 million and relates to the accretion of the discount for the remedial liabilities assumed in the acquisition of the CSD assets. See “Environmental Liabilities” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	The fiscal year 2002 provision for income taxes includes a $1.1 million charge to provide a valuation allowance for all net deferred tax assets. The fiscal years 2001 and 2000 provision for (benefit from) income taxes include benefits of $1.3 million and $2.4 million, respectively, relating to the partial reversal of a valuation allowance for deferred taxes previously recorded. See “Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We define “EBITDA” as it is defined in the Financing Agreement as amended between us and Ableco Finance LLC, which is net income or loss, excluding interest, taxes, depreciation and amortization, accretion of environmental liabilities, restructuring charges, effects of discontinued operations, other non-recurring charges, and certain extraordinary or non-recurring gains or losses. Our management considers EBITDA to be a measurement of performance which provides useful information to both management and investors. Our Revolving Credit Agreement, Senior Loans and Subordinated Loans outstanding as of December 31, 2003 and 2002 have covenants requiring specified amounts of EBITDA, and the conversion price of our Series C Preferred Stock outstanding as of December 31, 2003 was affected by the level of EBITDA attained during the year ended December 31, 2003.

EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States of America as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. Furthermore, our measurement of EBITDA might be inconsistent with similar measures presented by other companies.

The following is a reconciliation of net income (loss) to EBITDA for the following years ended December 31 (in thousands):

	2003	2002	2001	2000	1999
Income (loss) before cumulative effect of change in accounting principle	$(17,279)	$(28,191)	$5,540	$7,118	$(2,244)
Accretion of environmental liabilities	11,114	1,199	—	—	—
Depreciation and amortization	26,482	15,508	11,113	10,656	9,501
Interest expense, net	23,724	13,414	10,724	9,795	9,128
Provision for (benefit from) income taxes	5,322	3,787	2,412	(2,016)	282
Non-recurring severance charges	1,089	—	—	—	—
Restructuring charges	(124)	750	—	—	—
Other acquisition costs	—	5,406	—	—	—
Change in value of embedded derivative	379	(129)	—	—	—
Loss on early extinguishment of debt	—	24,658	—	—	—

EBITDA	$50,707	$36,402	$29,789	$25,553	$16,667

The following reconciles EBITDA to net cash provided from operating activities for the following years ended December 31 (in thousands):

	2003	2002	2001
EBITDA	$50,707	$36,402	$29,789
Adjustments to reconcile EBITDA to net cash provided by operating activities
Interest expense	(23,724)	(13,414)	(10,724)
Provision for income taxes	(5,322)	(3,787)	(2,412)
Allowance for doubtful accounts	2,439	842	587
Amortization of deferred financing costs	2,467	899	636
Amortization of debt discount	—	388	238
Deferred income taxes	(620)	1,676	1,347
(Gain) loss on sale of fixed assets	292	24	(60)
Stock options expensed	29	166	—
Foreign currency loss on intercompany transactions	996	—	—

Changes in assets and liabilities, net of acquisition
Accounts receivable	20,265	(9,679)	451
Unbilled accounts receivable	4,539	(9,695)	(382)
Deferred costs	(838)	(4,433)	(130)
Prepaid expenses	14	(5,277)	(399)
Accounts payable	2,923	12,201	120
Environmental liabilities	(8,268)	(817)	(115)
Deferred revenue	(2,121)	8,693	1,496
Accrued disposal costs	(72)	(5,060)	1,285
Other accrued expenses	(3,642)	(19)	3,106
Other, net	(1,207)	(3,461)	(201)

Net cash provided by operating activities	$38,857	$5,649	$24,632

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents we file from time to time with the Securities and Exchange Commission.

Overview

We provide a wide range of environmental services and solutions to a diversified customer base in the United States, Puerto Rico, Mexico and Canada. We seek to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness.

In February 2002, we initiated the acquisition of the CSD assets, which was completed effective September 7, 2002. That acquisition broadened our disposal capabilities, geographic reach and significantly expanded our network of hazardous waste disposal facilities. Following the acquisition, we became one of the largest providers of environmental services and the largest operator of hazardous waste treatment and disposal facilities in North America. We believe that the acquisition of hazardous waste facilities in new geographic areas has allowed and will continue to allow us to expand our service area and has resulted and will continue to result in significant cost savings by allowing us to treat and dispose of hazardous waste internally for which we previously paid third parties and eliminate redundant selling, general and administrative expenses and inefficient transportation costs.

We believe that significant synergies can be achieved by further integrating the former CSD operations into our business. Since the effective date of the acquisition, we have reduced and plan to continue to reduce expenses by use of common information management systems to minimize disposal costs outside the integrated network of facilities by sending waste to the disposal facilities that we now own. We also have eliminated and plan to continue to eliminate duplicate costs relating to overlapping operations on a geographic basis. Although much of the integration of operations and reduction of the combined entities’ operating costs has been completed, this process is still ongoing.

In addition, as part of the acquisition, we assumed certain environmental liabilities valued in accordance with generally accepted accounting principles in the United States (“GAAP”) and a plan to settle obligations that was established at the time of the acquisition (and adjusted to reflect information gathered under the plan through the first anniversary of the acquisition relating to the nature and extent of environmental liabilities that existed as of the acquisition date) of approximately $184.5 million. We now anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

As further discussed in Item 9A, “Controls and Procedures,” Safety-Kleen has publicly disclosed that it had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and our belief that we would be able to utilize our own systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into our business and financial reporting systems effective as of the acquisition date. Although we have made significant progress in resolving the internal control weaknesses caused by the integration of the CSD into our systems, we continue to experience deficiencies in certain of our internal controls.

Acquisition

Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Sellers) had been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to us free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by us as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by us consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 22 transportation, storage or disposal facilities (six of which we have closed since the acquisition), six wastewater treatment facilities (one of which we have since closed), nine commercial landfills and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.3 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 9.1 million cubic yards of remaining capacity, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incineration facility in the United States, and in Aragonite, Utah. Additional significant facilities are incinerators located in Mercier, Quebec and Lambton, Ontario.

The primary reasons for the acquisition of the CSD assets were to broaden our disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand our network of hazardous waste disposal facilities. In addition, we believed that the acquisition of the CSD’s hazardous waste facilities in new geographic areas would allow us to expand our site and industrial services which in turn could increase the utilization and profitability of the facilities. Finally, we believed that the acquisition would result in significant cost savings by allowing us to treat hazardous waste internally, for which we previously paid third parties to dispose of hazardous waste because we lacked the facilities required to dispose of the waste internally.

In accordance with the Acquisition Agreement between the Seller and us dated February 22, 2002, as amended (the “Acquisition Agreement”), we determined that we had purchased the assets of the CSD for $34.3 million in cash, and incurred direct costs related to the transaction of $9.9 million. On July 14, 2003, the Fourth Amendment to Acquisition Agreement (the “Fourth Amendment”) was executed with the Seller. The Fourth Amendment was structured as a global settlement and resolved certain issues between the parties as to (i) the amount of working capital delivered by the Seller to us as required by the Acquisition Agreement and subsequent amendments thereto, (ii) the amounts due between the parties under the Transition Services Agreement, which defined services that we and the Seller would provide to each other, and (iii) the “shortfall” amount due to us under the Waste Disposal Agreement (as discussed below). The Fourth Amendment provided for the Seller’s payment to us of $7.8 million in cash (the “Global Settlement Payment”), which was received during the quarter ended September 30, 2003. The purchase price was reduced by the $7.8 million Global Settlement Payment. In addition, during 2003 additional information became available regarding the estimated transaction costs that resulted in our reducing the amount of the estimated transaction costs by $0.2 million from the $9.9 million recorded as of December 31, 2002. The receipt of the $7.8 million Global

Settlement Payment and the $0.2 million change in the estimated transaction costs resulted in an adjusted purchase price of $36.3 million. We also assumed in connection with the acquisition of the CSD assets environmental liabilities valued in accordance with GAAP and a plan to settle obligations that was established at the time of the acquisition (and adjusted to reflect information gathered under the plan through the first anniversary of the acquisition relating to the nature and extent of environmental liabilities that existed as of the acquisition date) of approximately $184.5 million.

We have allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the initial allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired as of September 7, 2002, based on then available information in accordance with GAAP and a plan to settle obligations that was established at the time of the acquisition and as adjusted to reflect additional information gathered under the plan as to the value of assets acquired and liabilities assumed which became available through the first anniversary of the acquisition. In addition, in the fourth quarter of 2003, we adjusted deferred tax assets and liabilities to reflect the difference between book and tax basis of the assets acquired and liabilities assumed (in thousands):

	Acquired Assets and Liabilities as Revised December 31, 2003	Purchase Accounting Adjustments Recorded in 2003	Acquired Assets and Liabilities as Revised December 31, 2002
Current assets	$101,604	$7,635	93,969
Due from Safety-Kleen Corp	—	(15,261)	15,261
Property, plant and equipment	100,804	(9,845)	110,649
Intangible assets	72,659	(15,243)	87,902
Deferred taxes	5,670	5,670	—
Other assets	1,888	45	1,843
Current environmental liabilities	(9,076)	12,124	(21,200)
Other current liabilities	(54,749)	(1,977)	(52,772)
Environmental liabilities, long-term	(175,473)	6,224	(181,697)
Other long-term liabilities	(7,000)	2,738	(9,738)

Cost of CSD assets acquired	$36,327	$(7,890)	$44,217

Cash purchase price	$26,580	$(7,750)	$34,330
Estimated transaction costs	9,747	(140)	9,887

Cost of CSD assets acquired	$36,327	$(7,890)	$44,217

We preliminarily estimated, based upon the due diligence performed and the information known, that we had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. Based upon additional information gathered through the first anniversary of the acquisition in accordance with GAAP and under a plan to settle obligations that was established at the time of the acquisition, we revised our estimate and reduced the liability to $184.5 million. The $81.5 million decrease in the assumed environmental liabilities consists of decreases that total $103.5 million and consists of a $50.0 million decrease due to discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting, a $46.7 million decrease as a result of adopting Statement of Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter 2003, and a net $6.8 million reduction due to changes in estimates based on our evaluation of the obligations and changes in plan to settle obligations. These decreases were partially offset by a $22.0 million increase in environmental liabilities associated with estimating during the third quarter 2003 the potential cost of remedial and legal liabilities relating to the Ville Mercier Legal Proceedings and Marine Shale Processors, as further discussed in Item 3, “Legal Proceedings,” that we previously were unable to estimate.

We engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets which we acquired as part of the assets of the CSD. Intangible assets recorded at $72.6 million consist of $68.2 million of permits and $4.4 million of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. We concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives. As the fair value of the assets acquired from the CSD is higher than the purchase price paid, we reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $302.5 million in order to record the assets at cost as required by generally accepted accounting principles in the United States. After adjusting for changes in estimates, we allocated $12.7 million of the purchase price to properties held for sale, as discussed later under the heading “Liquidity and Capital Resources”. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction.

In connection with the acquisition of the CSD assets, we recorded integration liabilities of $12.6 million (after giving effect to changes in estimates) which consisted primarily of lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which were closed. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (dollars in thousands):

	Severance		Facilities		Other	Total Liability
	Number of Employees	Liability	Number of Facilities	Liability	Liability
Original reserve established	461	$9,076	12	$3,604	$528	$13,208
Net change in estimate	—	—	—	(59)	(206)	(265)
Utilized through December 31, 2002	(238)	(4,300)	(2)	(15)	(92)	(4,407)

Balance December 31, 2002	223	4,776	10	3,530	230	8,536
Net change in estimate	93	(228)	(1)	(205)	77	(356)
Interest accretion	—	—	—	416	—	416
Utilized year ended December 31, 2003	(264)	(3,872)	—	(810)	(307)	(4,989)

Balance December 31, 2003	52	$676	9	$2,931	$—	$3,607

Material business combinations require that pro forma results of operations be reported as of the beginning of the period being reported on and for the corresponding period of the preceding year. Safety-Kleen has publicly disclosed that it had material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide us audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years in the period ended August 31, 2001, and we filed these balance sheets as part of the Form 8-K filed by us with the SEC on September 25, 2002. However, due to Safety-Kleen’s material internal control deficiencies, Safety-Kleen’s auditors advised Safety-Kleen that they were not able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. Additionally, Safety-Kleen’s pre-existing deficiencies in financial systems, processes, and related internal controls led us to believe that the historical unaudited financial statements of the CSD may not be reliable or accurate. Accordingly, we are unable to provide pro forma results of operations reflecting the combined operations of Clean Harbors and the CSD for any periods prior to our acquisition of the CSD assets. We have received a “no-action letter” from the SEC staff with respect to our inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until we are able to file audited statements of operations and cash flows reflecting combined operations following our acquisition of the CSD assets for at least three years (or such lesser period as the SEC staff may permit in the future), we will not be able to file registration statements for public securities offerings (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent us from being able to access the public capital markets for a period of up to three years following the closing of the acquisition, but it does not prevent us from obtaining financing through other sources such as private equity or debt placements and bank loans.

Prior to the sale of the CSD assets to us, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with our purchase of the CSD assets, we entered into a Master Waste Disposal Agreement with the Seller which provides that during the three-year term of the Agreement, the BSSD will continue to utilize us (as the current owner of the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that the BSSD would provide us with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to us of 40% of such shortfall. However, the amount of any such “shortfall” payment due us under the Master Waste Disposal Agreement was included within the Global Settlement Payment paid by the Seller to us on July 28, 2003 pursuant to the Fourth Amendment to the Acquisition Agreement as described above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, we will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the effective date of the CSD acquisition (September 7, 2002). Accordingly, the BSSD should be a significant customer of ours for at least the next two years.

Under Section 5.15 of the Acquisition Agreement as amended, we and the Seller have agreed to certain non-competition and non-solicitation provisions which are intended to separate our respective businesses for a period of three years after the closing. Under such Section, we and the Seller have also agreed during such period not to recruit or otherwise solicit, with certain exceptions, any of our respective employees to leave the employment for the other.

Critical Accounting Policies and Estimates

The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, deferred revenue, allowance for doubtful accounts, accounting for landfills, testing assets for impairment, acquisition related assets and liabilities, environmental liabilities, insurance expense, legal matters, and provision for income taxes. Prior to the completion and filing of this Annual Report on Form 10-K, the Audit Committee of our Board of Directors reviewed these critical accounting policies and estimates and discussed them with our management.

Revenue allowance.    We respond to emergencies that pose an immediate threat to public health or the environment and must take action in the field as events unfold. Historically, once the emergency is contained, customers may withhold payment and attempt to renegotiate amounts invoiced. Credits issued in subsequent periods can differ materially from the revenue allowance provided. We establish a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers’ accounts in future periods. The allowance is established based on experience and, when available, based on specific information relating to jobs performed.

Deferred revenue.    In accordance with customary practice in the environmental services industry, we normally submit a bill for services shortly after waste is collected from a customer location and prior to completion of the waste disposal process. We recognize revenue for waste disposal services only when the waste is placed into a landfill, incinerated, treated in a wastewater treatment facility or shipped to a third party for disposal. The amount of deferred revenue stated on our balance sheet as of December 31, 2003 was $ 22.8 million. Because a large quantity of waste is on hand and in-transit at the end of any month, waste from various sources is mixed subsequent to receipt, waste is received in various size containers, and the amount of waste per container can vary significantly, the calculation of deferred revenue requires the use of significant estimates such as the average revenue charged for a type of waste and of the average waste volume contained within various size containers.

Allowance for doubtful accounts.    We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of accounts that are large or past due. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided.

Accounting for Landfills.    We utilize the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill construction and asset retirement costs and record closure and post-closure obligations over the estimated remaining useful life of a landfill. Under this method we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. Additionally, we include probable expansion airspace that has yet to be permitted costs in the calculation of the total remaining useful life of the landfill. This accounting method requires us to make estimates and assumptions, as described below. Any changes in our estimates will impact our income from operations prospectively from the date the changes are made.

Landfill Assets — We assess the total cost to develop each landfill site to its capacity based on highly probable airspace. This includes certain projected landfill costs that are uncertain because they are dependent on future events. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs and construction costs.

Closure and Post-Closure Costs — The costs for closure and post-closure obligations at landfills we own or operate are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill cell closure, final closure and post-closure costs also consider when the costs would actually be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption uncertain.

Available Airspace — Our engineers and accountants determine the useful life of our landfills by estimating the available airspace. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

Expansion Airspace — We apply a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. These criteria are as follows:

•	Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

•	At the time the expansion is included in our estimate of the landfill’s useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located. We expect to submit the application within the next year and expect to receive all necessary approvals to accept waste within the next five years.

•	The owner of the landfill or we have a legal right to use or obtain land associated with the expansion plan.

•	There are no significant known political, technical, legal, or business restrictions or issues that could impair the success of such expansion.

•	A financial feasibility analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact such that management is committed to pursuing the expansion.

•	Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower prospective profitability may be experienced due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace.

Testing Assets for Impairment.    Testing assets for impairment requires projecting current earnings and cash flows into future periods based on expected trends. In addition, testing assets for impairment requires that judgments be made regarding reporting units and asset groupings. Starting in 2002, goodwill was tested for impairment based on estimated future discounted cash flows. Other assets are tested for impairment based on estimated undiscounted cash flows. Estimating future cash flows requires making projections that can differ materially from actual results.

Acquisition Related Assets and Liabilities.    Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Seller) had been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to us free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by us as part of the purchase price.

We allocated the total purchase price for the CSD assets based upon estimates of the fair value of assets acquired, the fair value of liabilities assumed, including environmental liabilities, and the cost of planned exit activities. Prior to the acquisition of the CSD assets, we performed significant due diligence regarding the environmental liabilities. We have adjusted the environmental liabilities, based upon information gathered relating to the nature and extent of environmental liabilities that existed at the acquisition date and in accordance with generally accepted accounting principles and based upon a plan to settle obligations that was established at the time of the acquisition. The direct costs of the acquisition also included estimates which were subsequently adjusted based on subsequent receipt of invoices. During the one-year period following the acquisition, we recorded purchase accounting adjustments based in part upon a plan to close duplicate facilities and functions and reduce headcount. However, the ultimate cost of this plan is subject to revision as we implement the plan. Future adjustments to preacquisition contingencies will generally be included in the determination of net income in the period in which the adjustment is determined.

Environmental Liabilities.    As more fully discussed under Item 1, “Business,” our waste management facilities are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment or otherwise protect the environment. In addition, in connection with our acquisition of the assets of the CSD in September 2002, we agreed to assume certain environmental liabilities of the CSD as part of the purchase price for the CSD assets.

Remedial liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminates exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful, which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional information becomes available.

In addition, we must estimate the timing of payments for environmental liabilities years into the future. Because most of the our environmental liabilities are discounted to reflect the respective dates on which we expect to make environmental expenditures, significant acceleration in the timing of payments could result in material charges to earnings.

Insurance Expense.    It is our policy to retain a significant portion of certain expected losses related primarily to workers’ compensation, health insurance, comprehensive general and vehicle liability. Accruals are established for incurred losses based on information that is known at the time. Recording health insurance expense requires that estimates be made of the cost of health benefits to be provided in future periods. Actual expenditures required in future periods can differ materially from accruals established based on estimates.

Legal Matters.    As described in Item 3, “Legal Proceedings,” we are subject to legal proceedings which we either assumed as part of the acquisition of the CSD assets or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2003, we had reserves of $22.5 million (substantially all of which we had established as part of the purchase price for the CSD assets) relating to our potential liabilities in connection with such assumed legal proceedings. Estimates of the cost to settle disputes are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

Provision for Income Taxes.    We are required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the balance sheet. An assessment must then be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that now projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense.

We attempt to make realistic estimates in providing allowances for assets and recording liabilities. Because estimates are made in good faith, our experience has been that overestimates in one area are often offset by underestimates in other areas. We believe that in the future it is probable that an unexpected event, (as an example, the sudden bankruptcy of a significant customer or supplier that was previously believed to be a large and stable company), could materially affect the results of operations of a future period; however, due to our risk management programs, we believe that such an event would not be material to our financial condition.

Results of Operations

Our operations are managed as two segments: Technical Services and Site Services. Technical Services include treatment and disposal of industrial wastes via incineration, landfill or wastewater treatment, collection and transporting of all containerized and bulk waste, categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services, and the Apollo Onsite Service, which customizes environmental programs at customer sites. This is accomplished through a network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers’ waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers chemists can also be dispatched to a customer location for the collection of chemical waste for disposal. Site Services provide highly skilled experts utilizing specialty equipment and resources to perform services, such as site decontamination, remediation projects, selective demolition, emergency response, spill cleanup and vacuum services at the customer’s site or another location. These services are dispatched on a scheduled or emergency basis. We also offer outsourcing services for customer environmental management programs, and provide analytical testing services, information management and personnel training services.

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” of this report.

	Percentage of Total Revenues
	Twelve-month Years Ended December 31,
	2003	2002	2001	2000	1999
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	4.8	7.0	9.2	10.9	12.5
Other costs	69.4	65.0	61.6	60.3	61.2

Total cost of revenues	74.2	72.0	70.8	71.2	73.7
Selling, general and administrative expenses	17.7	17.6	17.4	17.8	18.1
Accretion of environmental liabilities	1.8	0.4	—	—	—
Depreciation and amortization	4.3	4.4	4.4	4.6	4.7
Restructuring	—	0.2	—	—	—
Other acquisition costs	—	1.6	—	—	—

Income from operations	2.0	3.8	7.4	6.4	3.5
Other income (expense)	(0.1)	—	—	—	—
Loss on early extinguishment of debt	—	(7.0)	—	—	—
Interest expense, net	(3.9)	(3.8)	(4.3)	(4.2)	(4.5)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(2.0)	(7.0)	3.1	2.2	(1.0)
Provision for (benefit from) income taxes	0.8	1.1	0.9	(0.8)	0.1

Income (loss) before cumulative effect of change in accounting principle	(2.8)	(8.1)	2.2	3.0	(1.1)
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	(2.8)%	(8.1)%	2.2%	3.0%	(1.1)%

Segment data

Performance of the segments is evaluated on several factors of which the primary financial measure is EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes EBITDA contribution by operating segment for the years ended December 31, 2003, 2002 and 2001. See Item 6, “Selected Financial Data—Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for a description of the calculation of EBITDA and a reconciliation of EBITDA to income (loss) before cumulative effect of change in accounting principle and net cash provided by operating activities. We consider the EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” of this report, and in particular Note 20, “Segment Reporting.”

	Summary of Operations Years ended December 31,
	2003	2002 (2)	2001
	(in thousands)
Revenue:
Technical Services	$423,297	$223,902	$122,898
Site Services	186,056	126,181	128,587
Corporate Items	1,616	50	116

Total	610,969	350,133	251,601

Cost of Revenues:
Technical Services	301,379	157,983	86,710
Site Services	143,154	92,414	91,093
Corporate Items	8,673	1,816	282

Total	453,206	252,213	178,085

Selling, General & Administrative Expenses:
Technical Services	50,840	26,508	20,954
Site Services	18,061	11,965	10,569
Corporate Items	38,155	23,045	12,204

Total (1)	107,056	61,518	43,727

EBITDA:
Technical Services	71,078	39,411	15,234
Site Services	24,841	21,802	26,925
Corporate Items	(45,212)	(24,811)	(12,370)

Total EBITDA Contribution	$50,707	$36,402	$29,789

(1)	We have excluded from Corporate Items under selling, general and administrative expenses of $1,089 thousand of non-recurring severance costs that a majority of the lenders agreed to include as restructuring charges under the definition of Consolidated Net Income in the Financing Agreement, as amended.
(2)	Certain reporting units have been reclassified to conform to the current year presentation.

Year ended December 31, 2003 versus Year ended December 31, 2002

Revenues

Total revenues for 2003 increased $260.8 million or 74.5% to $610.9 million for 2003 from $350.1 for 2002. Technical Services revenues for 2003 increased $199.4 million or 89.1% to $423.3 million for 2003 from $223.9 million for 2002. The increases in Technical Services revenues were due to the acquisition of the CSD assets from Safety-Kleen effective on September 7, 2002. Site Services revenues for 2003 increased $59.9 million or 47.5% to $186.1 million for 2003 from $126.2 million for 2002. We performed one large Site Services job in the year ended December 31, 2003, which accounted for 11.1% of Site Services revenues for that period. We performed one large Site Services job in the year ended December 31, 2002. The job performed in 2002 related to the events of September 11, 2001 and was much lower in revenue compared to the job performed in 2003. Other than the events discussed, the increases in total revenues, Technical Services revenues, and Site Services revenues were due to the acquisition of the CSD from Safety-Kleen.

Our decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, prevented us from being able to calculate meaningful changes in revenue due to volume, price or mix.

There are many factors which have impacted, or continue to impact, our revenues. These factors include: integration of operations of the former CSD; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; and direct shipment by generators of waste to the ultimate treatment or disposal location. We believe that inflation did not have any significant effect on our revenues during the three years ended December 31, 2003.

Cost of Revenues

Total cost of revenues for 2003 increased $201.0 million or 79.7% to $453.2 million compared to $252.2 million for 2002. Technical Services costs of revenues increased $143.4 million or 90.8% to $301.4 million from $158.0 million in 2002. Site Services cost of revenue increased $50.8 million or 55.0% to $143.2 million from $92.4 million in 2002. The change in cost of revenues in total and for Technical Services was primarily a result of the CSD acquisition. The cost of Site Service revenue increased because of the CSD acquisition and a large emergency response project in 2003 compared to 2002. As a percentage of revenues, combined cost of revenues in 2003 increased 2.2% to 74.2% from 72.0% for 2002. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in 2003 as a percentage of revenues decreased 2.2% to 4.8% from 7.0% for comparable period in 2002. This decrease in disposal expense is due to our internalizing waste disposal subsequent to the acquisition that we sent to third parties prior to the acquisition. Other cost of revenues as a percentage of revenues increased 4.4% to 69.4% from 65.0% for comparable period in 2002, primarily as a result of reduced facility utilization reflecting the level of waste processed which is due to the general economic environment and the fixed cost nature of the facilities.

We believe that our ability to manage operating costs is an important factor in our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications and upgrades at our facilities. In addition, we have an on-going strategic sourcing initiative in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where we are currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that we use through reducing the number of purchase orders that must be prepared and invoices that must be processed. The acquisition of the CSD assets significantly increased our spending on purchased goods and services. We plan to continue focus on achieving cost savings relating to purchased goods and services through strategic sourcing initiatives. No assurance can be given that our efforts to manage future operating expenses will be successful.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2003 increased $46.6 million or 75.8% to $108.1 million from $61.5 million for 2002. The increase was primarily due to increased costs associated with our expanded business resulting from the acquisition of the CSD assets in September 2002. The overall increase reflects a full year of combined operations in 2003, instead of only approximately 16 weeks of activity in 2002 which occurred after the acquisition plus costs incurred in 2002 prior to the acquisition in order to have the required infrastructure in place as of the acquisition date. The change in selling, general and administrative expenses by segment was primarily a result of the CSD acquisition.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for 2003 was $11.1 million which is due primarily to the implementation as of January 1, 2003 of SFAS No. 143 and accretion of the discount for the remedial liabilities assumed as part of the CSD assets acquired. Accretion of environmental liabilities for 2002 was $1.2 million and relates to the accretion of the discount for the remedial liabilities assumed in the acquisition of the CSD assets.

Depreciation and Amortization

Depreciation and amortization expense for 2003 increased $11.0 million to $26.5 million from $15.5 million for 2002. The increase was primarily due to depreciation and amortization relating to assets acquired as part of the CSD acquisition.

Restructuring

For the year ended December 31, 2002, we recorded a restructuring charge of $0.8 million related to the acquisition. The restructuring charge consists of $0.3 million for severance for individuals who were our employees prior to the acquisition, and $0.5 million of costs associated with our decision to close sales offices and parts of facilities that we operated prior to the acquisition and that became duplicative.

Other Acquisition Costs

Other acquisition costs were $5.4 million for the year ended December 31, 2002. The primary components of these costs were outside consultant services and expenses related to integration planning and execution following the acquisition.

Other Income (Expense)

As more fully discussed below under, “Series C Preferred Stock”, the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in September 2009, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into our common stock. Generally accepted accounting principles in the United States require that the value of a derivative be marked to market. For the year ended December 31, 2003, we valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and volatility of the stock. The strike price of the Embedded Derivative was $8.00 at December 31, 2003. For the year ended December 31, 2003, we recorded other expense of $0.4 million for the change in the fair value of the embedded derivative because of the market price decline of our common stock which occurred during the year, partially offset by the decrease of the strike price on the embedded derivative from $10.50 to $8.00 that occurred because both (i) the Consolidated EBITDA for the year ended December 31, 2003 was less than $115 million and (ii) the average trading price for our common stock for the month of December 2003 was less than $27.50. We believe in future periods that the value of the Embedded Derivative could increase or decrease significantly based on such factors as changes in the market value of our common stock, changes in prevailing interest rates and changes in the volatility of our common stock. We recorded other (expense) income due to the change in the value of the embedded derivative of $(0.4) million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Loss on Early Extinguishment of Debt

Prior to the refinancing of our debt in September 2002, we had outstanding $35 million of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9.6 million of 10.75% economic development revenue bonds (the “Bonds”). Under the terms of the Subordinated Notes and the Bonds, we were obligated to refinance all of the debt in order to complete the purchase of the CSD assets. The total cost of the extinguishment of that debt in 2002 was $24.7 million and consisted of (1) a “Make Whole Amount” for the Subordinated Notes of $17.0 million, (2) the defeasance costs on the Bonds of $3.1 million, and (3) the write-off of deferred financing costs on both the Subordinated Notes and the Bonds of approximately $4.6 million, of which $2.4 million represented a write-off of the then unamortized debt issue discount based on the fair market value of warrants issued in connection with the Subordinated Notes on April 30, 2001. As described in Item 3, “Legal Proceedings” under “Litigation Involving Former Holders of Subordinated Notes”, we have initiated litigation against the former holders of the Subordinated Notes seeking to recover the “Make Whole Amount” as an unenforceable penalty under Massachusetts case law.

Interest Expense, Net

Interest expense, net of interest income for 2003, increased $10.3 million or 76.9% to $23.7 million from $13.4 million for 2002. The increase in interest expense was primarily due to higher average balances owed during 2003 as compared to 2002 which resulted from our acquisition of the CSD assets.

Based on current interest rates and the balance of loans outstanding at December 31, 2003, we estimate that interest expense for 2004 will be approximately $23.6 million.

Income Taxes

Income tax expense in 2003 increased $1.5 million to $5.3 million from $3.8 million for 2002. Income tax expense for 2003 consisted primarily of current tax expense relating to the Canadian operations of $5.7 million and $0.2 million of current state income tax expense due primarily to the profitable operations of certain legal entities. The 2003 current tax expense was partially offset by foreign deferred tax benefit of $0.6 million. Income tax expense for 2002 consisted of current tax expense relating to the Canadian operations of $2.1 million and $0.6 million of current state income tax expense due primarily to the profitable operations of certain legal entities and $1.6 million of deferred tax expense. The 2002 current tax expense was partially offset by a $0.6 million federal tax benefit that was primarily due to favorable resolution of a federal alternative minimum tax net operating loss carryback claim.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. We continually review the adequacy of the valuation allowance for deferred taxes. As discussed previously under the heading “Acquisition”, Safety-Kleen was unable to provide historical audited statements of operations and cash flows for the CSD, and we have reported net losses from our U.S. operations since the acquision. Accordingly, as part of our review of the valuation allowance for deferred taxes for the years ended December 31, 2002 and 2003, we determined we lacked sufficient verified historical taxable income to demonstrate that we will be able to utilize the net operating loss (“NOL”) carryforwards and other deferred tax assets for the U.S. entities. Accordingly, no tax benefit has been recorded relating to the loss before provision for income taxes and cumulative effect of change in accounting principle for the U.S. entities for the years ended December 31, 2003 and 2002. The actual realization of the net operating loss carryforwards and other deferred tax assets depend on having future taxable income of the appropriate character prior to their expiration. Should we demonstrate the ability to generate future taxable income to utilize the NOL carryforwards and other deferred tax assets, a portion, or all of the valuation allowance would be reduced. Up to $22.7 million of this valuation allowance reduction could be recorded as a tax benefit on the Statement of Operations and up to $4.4 million could reduce the basis of assets acquired from the Sellers. At December 31, 2003, we had regular net operating loss carryforwards of approximately $60.4 million that begin to expire starting in 2010.

EBITDA Contribution

The combined EBITDA contribution by segments for 2003 increased $14.3 million or 39.3% to $50.7 million from $36.4 million in 2002. The increase from Technical Services was $31.7 million, which was complemented by an increase in Site Service EBITDA of $3.0 million and offset by an increase in corporate items of $20.4 million. The combined EBITDA contribution is comprised of revenues of $611.0 million and $350.1 million, net of cost of revenues of $453.2 million and $252.2 million and selling, general and administrative expenses of $107.1 million and $61.5 million for the years ended December 31, 2003 and 2002, respectively. In 2003 selling, general and administrative expenses includes $1.1 million of non-recurring severance charges that a majority of our lenders agreed to include as restructuring charges under the definition of Consolidated Net Income in the Financing Agreement, as amended, and such $1.1 million thus is included in EBITDA contribution for 2003.

Year ended December 31, 2002 versus Year ended December 31, 2001

Revenues

Total revenues for 2002 increased $98.5 million or 39.2% to $350.1 million for 2002 from $251.6 million for 2001. Technical Services revenues for 2002 increased $101.0 million or 82.2% to $223.9 million for 2002 from $122.9 million for 2001. The increases in total and Technical Services revenues were due to the acquisition of the CSD from Safety-Kleen. Site Services revenues for 2002 decreased $2.4 million or 1.9% to $126.2 million for 2002 from $128.6 million for 2001. This decrease was due to two large emergency response projects performed in 2001 for which no similarly sized projects existed in 2002 which was partially offset by an increase in Site Services revenues due to the acquisition of the CSD from Safety-Kleen.

Cost of Revenues

Total cost of revenues for 2002 increased $74.1 million or 41.6% to $252.2 million compared to $178.1 million for 2001. Technical Services costs of revenue increased $71.3 million or 82.2% to $158.0 million from $86.7 million in 2001. Site Services cost of revenue increased $1.3 million or 1.4% to $92.4 million from $91.1 million in 2001. The change in cost of revenues in total and for Technical Services was primarily a result of the CSD acquisition. Site Services cost of revenues increased as a percentage of revenues due to the lack of higher margin emergency response work in 2002 compared to 2001. As a percentage of revenues, combined cost of revenues in 2002 increased 1.2% to 72.0% from 70.8% for 2001. One of the largest components of cost of revenues was the cost of disposal paid to third parties. Disposal costs paid to third parties in 2002 as a percentage of revenues decreased 2.2% to 7.0% from 9.2% in 2001. This decrease in disposal expense was due to our decision to internalize waste disposal subsequent to the acquisition that we sent to third parties prior to the acquisition. Other costs of revenues as a percentage of revenues increased 3.4% to 65.0% from 61.6% in 2001 primarily as a result of productivity, systems and integration issues related to the CSD acquisition as well as shutdown maintenance and repair expenses at the four acquired CSD incinerators.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2002 increased $17.8 million or 40.7% to $61.5 million from $43.7 million for 2001. The increase was primarily due to increased costs due to the acquisition of the CSD. The overall increase reflects approximately 16 weeks of activity in 2002 after the acquisition of the CSD assets, plus costs incurred prior to the acquisition in order to have the required infrastructure in place as of the acquisition date. In addition, health insurance costs for fiscal 2002 increased as compared to the same period of the prior year. The change in selling, general and administrative expenses by segment was primarily a result of the CSD acquisition.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for 2002 was $1.2 million and relates to the accretion of the discount for the remedial liabilities assumed relating to the acquisition of the CSD assets.

Depreciation and Amortization

Depreciation and amortization expense for 2002 increased $4.4 million to $15.5 million from $11.1 million for 2001. The increase was primarily due to depreciation and amortization arising from the acquisition of the CSD assets. Partially offsetting these increases was a decrease to goodwill amortization, which was not amortized during 2002. Goodwill amortization ceased as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Goodwill amortization for 2001 was $0.8 million.

Restructuring

For the year ended December 31, 2002, we recorded a restructuring charge of $0.8 million related to the acquisition of the CSD assets. The restructuring charge consists of $0.3 million for severance for individuals who were employees prior to the acquisition, and $0.5 million of costs associated with the decision to close sales offices and parts of facilities that we operated prior to the acquisition and that became duplicative.

Other Acquisition Costs

Other acquisition costs were $5.4 million for the year ended December 31, 2002. The primary components of these costs were outside consultant services and expenses related to integration planning and execution following the acquisition.

Loss on Early Extinguishment of Debt

We had outstanding $35 million of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9.6 million of 10.75% economic development revenue bonds (the “Bonds”). Under the terms of the Subordinated Notes and the Bonds, we were obligated to refinance all of the debt in order to complete the purchase of the CSD assets. The total cost of the extinguishment of that debt in 2002 was $24.7 million and consisted of (1) a “Make Whole Amount” for the Subordinated Notes of $17.0 million, (2) the defeasance costs on the Bonds of $3.1 million, and (3) the write-off of deferred financing costs on both the Subordinated Notes and the Bonds of approximately $4.6 million, of which $2.4 million represented a write-off of the then unamortized debt issue discount based on the fair market value of warrants issued in connection with the Subordinated Notes on April 30, 2001. As described in Item 3, “Legal Proceedings” under “Litigation Involving Former Holders of Subordinated Notes”, we have initiated litigation against the former holders of the Subordinated Notes seeking to recover the “Make Whole Amount” as an unenforceable penalty under Massachusetts case law.

Interest Expense, Net

Interest expense, net of interest income for 2002, increased $2.7 million or 25.2% to $13.4 million from $10.7 million for 2001. The increase in interest expense was due primarily to higher average balances owed during 2002 as compared to 2001 which resulted from our acquisition of the CSD assets.

Income Taxes

Income tax expense in 2002 increased $1.4 million to $3.8 million from $2.4 million for 2001. Income tax expense for 2002 consisted primarily of current tax expense relating to the Canadian operations of $2.0 million, $0.6 million of current state income tax expenses due primarily to the profitable operations of certain legal entities and deferred tax expense for the U.S. of $1.1 million due to establishing a valuation reserve for net deferred tax assets. These expenses were partially offset by a $0.6 million federal income tax refund as a result of the favorable resolution of a federal alternative minimum tax net operating loss carryback claim. In addition, deferred foreign tax expense was $0.6 million for 2002.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. We continually review the adequacy of the valuation allowance for deferred taxes. For the year ended December 31, 2002, we reviewed the adequacy of the valuation allowance for deferred taxes. As discussed previously under the heading “Acquisition”, the Seller was unable to provide historical audited statements of operations and cash flows for the CSD. Accordingly, we determined that we lacked sufficient verified historical taxable income to demonstrate we will be able to utilize the net operating loss (“NOL”) carryforwards and other deferred tax assets of the Company. Accordingly, no tax benefit was recorded relating to the loss before provision for income taxes and cumulative effect of change in accounting principle, for 2002. The actual realization of the net operating loss carryforwards and other deferred tax assets depends on having future taxable income of the appropriate character prior to their expiration. Should we demonstrate the ability to generate future taxable income to utilize the NOL carryforwards and other deferred tax assets, a portion, or all, of the valuation allowance would be reduced. A portion of this valuation allowance reduction would be recorded as a tax benefit on the Statement of Operations and the balance would reduce the basis of assets acquired from the Sellers. At December 31, 2002, the Company had regular net operating loss carryforwards of approximately $47.2 million that expire starting in 2010. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration under the tax laws.

EBITDA Contribution

The combined EBITDA contribution by segments for 2002 increased $6.6 million or 22.1% to $36.4 million from $29.8 million in 2001. The increase from Technical Services was $24.2 million which was partially offset by decreases in Site Services of $5.1 million and an increase in corporate items of $12.4 million. The combined EBITDA contribution was comprised of revenues of $350.1 million and $251.6 million net of cost of revenues of $252.2 million and $178.1 million and selling, general and administrative expenses of $61.5 million and $43.7 million for the years ended December 31, 2002 and 2001, respectively.

Factors That May Affect Future Results

Presented below are certain factors that investors should consider with respect to an investment in our securities. Investors should be aware that there are various risks, including those described below, which may materially impact on investment in our securities or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. This section includes or refers to certain forward-looking statements; Investors should read the explanation of the qualifications and limitations on such forward-looking statements discussed on pages 1 and 36 of this report.

Factors Associated with the Acquisition

The acquisition of the CSD assets made us the largest operator of hazardous waste disposal facilities in North America with revenues for the year ended December 31, 2003 of $610.9 million. While we believe that the acquisition has the potential to generate significant value for stockholders, the acquisition also presents certain risks.

High Level of Debt.    In order to acquire the CSD assets, we were required (in addition to assuming as part of the purchase price certain significant environmental liabilities of the CSD as described below) to refinance all of our then outstanding debt and obtain significant additional financing. Accordingly, we now have outstanding, or have the right to draw, up to $280 million of total financing (which includes $255 million of debt and $25 million of redeemable Series C Preferred Stock). At December 31, 2003, we had loans and capital lease obligations outstanding of $187.1 million. As a result, we now incur a high level of annual interest expense and ratio of debt to stockholders’ equity, which increase the risk that unexpected events may have a potential adverse effect on our financial condition, liquidity and results of operations. In addition, the financial covenants included in the documents that evidence such financing place significant restrictions on our future operations. See “Liquidity and Capital Resources” below for a further discussion on the financial covenants.

Integration Issues.    Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002, we have focused upon integrating the operations acquired into our previous disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and our belief that we would be able to utilize our own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into our business and financial reporting systems effective as of the acquisition date. As anticipated, we have experienced certain systems and efficiency issues in connection with the integration. We have made significant progress in integrating the CSD into our business and financial reporting systems and believe that all major systems for operations within the United States and certain systems in Canada are substantially integrated and efficiently operating as of December 31, 2003. During the integration process, we identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies. However, the significant increase in transaction volume, as well as the significant increase in the number of new users for our systems has increased the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that our design of our systems of control have not anticipated. Our decision to integrate the operations of the former CSD into our business and financial reporting systems, combined with the replacement of the business model of the former CSD with our business model, has prevented us from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen’s preexisting deficiencies in financial systems, processes and related internal controls increased the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen provided to us were not accurate. Prior to the acquisition, we conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

In connection with the audit for the year ended December 31, 2002, PricewaterhouseCoopers LLP (“PwC”) advised the Audit Committee of our Board of Directors, and the Chief Financial Officer and the Corporate

Controller advised the Disclosure Committee, that during the course of the audit of our financial statements for the year ended December 31, 2002, they noted material weaknesses in internal controls relating to the documentation and the retention of documentation for the environmental liabilities, material weaknesses in internal controls for the process of calculating deferred revenue, and material weaknesses in internal controls over recording expenses in the appropriate period. Also, they noted that reportable conditions existed for valuation of supplies inventory and security over significant financial systems.

Most of the deficiencies were introduced with the CSD acquisition. We have observed steady improvement in 2003 and anticipate further natural additional improvements as the new users of our systems become more experienced and key data elements transferred from the old CSD systems are replaced with more current and accurate information from transactions processed through our systems. In addition, we have created a new function headed by a senior manager focused on assessment and remediation of internal controls and procedures for financial reporting.

Despite the aforementioned improvements, in connection with the audit for the year ending December 31, 2003, PwC advised the Audit Committee of our Board of Directors, and the Chief Financial Officer and the Corporate Controller advised the Disclosure Committee, that during the course of their 2003 audit, they noted a material weakness existed in the reconciliation and calculation of deferred revenue. They also noted that reportable conditions existed for environmental and landfill accounting, valuation of unbilled receivables, fixed asset accounting, and income tax accounting.

The Chief Financial Officer and Corporate Controller have advised the Audit Committee and the Disclosure Committee that we have performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our Consolidated Financial Statements and to enable the completion of the audit of our Consolidated Financial Statements, notwithstanding the presence of the internal control weaknesses noted above.

We have addressed the material weakness noted, and believe we have implemented an improved process to properly document and calculate deferred revenue on a go forward basis. Furthermore, we believe that because of already implemented system and process enhancements, as well as improvements to existing controls and procedures that will be implemented and enforced by June 30, 2004, the reportable conditions noted will no longer be relevant as they relate to our internal control environment.

Assumed Environmental Liabilities.    As part of the acquisition, we assumed certain environmental liabilities of the CSD valued in accordance with GAAP and a plan to settle obligations that was established at the time of the acquisition (and adjusted to reflect additional information gathered under the plan relating to the nature and extent of environmental liabilities assumed through the first anniversary of the acquisition) of approximately $184.5 million. We calculate certain of the liabilities on a present value basis in accordance with generally accepted accounting principles (which takes into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities). We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

Restriction of Access to Public Financing.    The rules of the SEC require us to file, as part of our periodic reports and registration statements for securities offerings, audited financial statements for the acquired business. As previously noted, Safety-Kleen has publicly disclosed that it has material deficiencies in many of its financial systems, processes and related internal controls. Safety-Kleen provided us audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years ended August 31, 2001, but due to Safety-Kleen’s material control deficiencies, Safety-Kleen’s auditors advised Safety-Kleen that they were not be able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. We have received a “no-action letter” from the SEC staff with respect to our inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until we are able to file audited statements of operations and cash flows reflecting combined operations following our acquisition of the CSD assets for at least three years (or such lesser period as the SEC staff may permit in the future), we will not be able to file registration statements for public securities offerings (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent us from being able to access the public capital markets for a period of up to three years following the closing, but it does not prevent us from obtaining financing through other sources such as private equity or debt placements and bank loans.

Required Financial Assurances.    We are required to carry significant amounts of insurance and occasionally post bid and performance bonds. Our ability to continue conducting operations could be adversely affected if we should become unable to obtain sufficient insurance or surety bonds at reasonable premiums and cash collateral levels to meet our business and regulatory requirements in the future. The availability of insurance may be influenced by developments within the insurance industry itself, as well as the insurers’ or sureties’ assessment of their risk of loss with us. Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Our total closure and post-closure costs requiring financial assurance by regulators are now approximately $269 million. We have placed most of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company. We were required to post letters of credit of approximately $73.5 million with Steadfast Insurance Company in order to obtain the insurance policies.

Landfill Expansions.    When we include the expansion airspace in our calculations of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure, and landfill closure and post-closure. It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing, and lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace.

Other Factors

General Market Conditions.    Our future operating results may also be affected by such factors as our ability to: utilize facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which could be downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the site services business.

Export of Manufacturing.    As has been reported in the press, the most recent recession has resulted in manufacturing companies moving their operations to developing countries that have lower wage scales and less stringent environmental regulation in order to be cost competitive. Because a large portion of our business is derived from hazardous waste that is produced as a by-product of the manufacturing process, the loss of a significant portion of the North American manufacturing base could have a material adverse impact on our business. We cannot now estimate the impact on our business of the relocation of these manufacturing businesses to developing countries.

Economic and Industry Conditions.    Economic downturns or recessionary conditions in North America can adversely affect the demand for our services. We believe that our revenues and profits were negatively affected in certain customer sectors by weak economic conditions in 2001 through 2003. However, we believe that the environmental services industry is on a secular uptrend that started in the late 1990’s. Going back to the 1980’s, the environmental services industry raised more capital and invested in more assets than the industry required. Starting in the early 1990’s, the environmental services industry commenced a period of rationalization in which significant surplus capacity was eliminated, efficiency was increased and the industry consolidated into a few major companies.

Impact of Major Remedial Projects.    Our operations may be affected by the commencement and completion of major site remedial projects; cleanup of major spills or other events; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing the management of hazardous waste; secular changes in the waste processing industry towards waste minimization and the propensity for delays in the remedial market; suspension of governmental permits; and fines and penalties for noncompliance with the myriad of regulations governing our diverse operations. As a result of these factors, our revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

Seasonality.    Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities. Typically during the first quarter of each calendar year there is less demand for environmental remediation due to weather related reasons, particularly in the northern and midwestern U.S. and Canada and increased possibility of unplanned weather related plant shutdowns.

Dependence on Cyclical Industries.    The hazardous and industrial waste management business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture, and aerospace industries. If those cyclical industries slow significantly, the business that we receive from these industries is likely to slow.

New MACT Standards.    The recently promulgated (February 13, 2002) Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule of the Clean Air Act Amendments are identical to the technology-based emission standards, originally promulgated on September 30, 1999, for incinerators, cement kilns and lightweight aggregate kilns. We spent approximately $20 million in 2003 in order to bring our Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah incineration facilities into compliance with the new rules, and estimate that we will spend approximately an additional $2 million for this purpose in 2004. We believe that some facilities owned by others may not find it economical to upgrade to the new standards, which could result in the closure of some facilities. This could result in a reduction of incineration capacity and lead to improved pricing for incineration. However, no assurances can be given that this will happen.

New Wastewater Regulations.    In December 2000 the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized waste treatment (“CWT”) facilities. The new rules set stringent limits for the discharge of metals, organic compounds and oil. All of our wastewater treatment facilities are affected by the new rules and were brought into compliance with the discharge standards by December 2003.

Impact of Other Governmental Regulations.    While increasing environmental regulation often presents new business opportunities to us, it likewise often results in increased operating and compliance costs. We strive to conduct operations in compliance with applicable laws and regulations, including environmental rules and regulations, and we have 100% compliance as our goal. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we believe that in the ordinary course of doing business, companies in the environmental services industry are routinely faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.

From time to time, we have paid fines or penalties in governmental environmental enforcement proceedings, usually involving our waste transportation, storage and disposal facilities. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment, and vehicles, based on our compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material adverse impact on financial results. Although we have never had any of our facility operating permits revoked, suspended or non-renewed involuntarily, no assurance can be given that such an occurrence will never happen. Such a potential occurrence is an inherent risk of the business.

Violation of Loan Covenants.    As discussed below under “Liquidity and Capital Resources,” we negotiated amendments to our financing agreements due to loan covenant violations that included resetting the loan covenants to levels we believe we will be able to meet in the future. No assurance can be given that we will be able to meet the loan covenants in the future or that we will be able to obtain waivers from the lenders if the loan covenants are violated in the future. Violating the loan covenants in future periods could result in a significant decrease in the value of the Company’s stock.

Possible Future Write-Downs of Assets.    We participate in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructuring during the past several years. Periodically, we review long-lived assets for impairment. At the end of each of 2003 and 2002, we determined based on this review that no asset write-downs were required; however, if conditions in the industry were to deteriorate significantly, certain assets could be determined to be impaired and an asset write-off could be required.

Environmental Liabilities

Environmental Liabilities Assumed — In our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2002, we estimated, based upon the due diligence performed and the information that we then knew, that we had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD assets from Safety-Kleen. Based upon a plan to settle obligations that was established at the time of the acquisition and additional information gathered under the plan through the first anniversary of acquisition, we now estimate that the environmental liabilities assumed as of the acquisition date in accordance with GAAP totaled approximately $184.5 million. The $81.5 million decrease in the assumed environmental liabilities consists of decreases that total $103.5 million and consists of a $50.0 million decrease due to our discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting, a $46.7 million decrease as a result of adopting Statement of Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003, and a net $6.8 million reduction due to changes in estimates based on our evaluation of the obligations and changes in plan to settle obligations. These decreases were partially offset by a $22.0 million increase in environmental liabilities due to the cost of potential remedial and legal liabilities relating to the Ville Mercier Legal Proceedings and Marine Shale, as further discussed in Item 3, “Legal Proceedings,” that we were not previously able to estimate.

During the fourth quarter of 2003, we reviewed our landfill capacity and projected requirements for additional landfill capacity. We determined that certain permitted and unpermitted airspace was now highly probable based on information received from a regulatory authority for a permit expansion that had been previously determined to be not highly probable. In addition, we decided to pursue certain airspace expansions and to utilize certain constructed landfill capacity that had previously been determined to be not highly probable. These decisions resulted in an $11.4 million reduction to the landfill retirement liability and a corresponding decrease to landfill assets and asset retirement costs.

Accounting for Asset Retirement Obligations — Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 was recorded as a change in accounting principle, which requires that a cumulative-effect adjustment be recorded in the statement of operations.

The principal changes from our implementation of SFAS No. 143 were (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at our 2002 credit-adjusted risk free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which is now expensed in the period incurred under SFAS No. 143 and (3) a reduction due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.7 million resulted in a corresponding reduction in the value allocated to the assets acquired (see “Acquisition” above). The implementation also resulted in a net of tax cumulative-effect adjustment of $66 thousand recorded in the statement of operations for the year ended December 31, 2003. This adjustment was comprised of an increase to asset retirement obligations of $1.8 million and an increase to net asset retirement costs of $1.7 million.

The implementation of SFAS No. 143 for companies in the hazardous waste industry is complex. Directly following is a table that summarizes the difference between our historical practices and current practices of accounting for facility closure, facility post-closure care, landfill cell closure and remedial liabilities. Following the table is a detailed discussion of the accounting for environmental liabilities and tables that detail the roll-forward of the environmental liabilities from December 31, 2002 through December 31, 2003.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:

Cell closure	Cell closure costs are the costs required to construct a landfill cell cap.	No change.

Landfill closure	Includes costs required to dismantle certain landfill structures and regulatory costs such as groundwater monitoring, leachate management and financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Landfill post-closure	Costs include routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Non-landfill closure	Costs of decontaminating waste handling equipment, pipes, enclosures, etc. contaminated in the normal course of operations. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of non-landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.
Non-landfill post-closure	Costs include routine monitoring and maintenance after the facility has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance. Post-closure care is not typically required for permitted non-landfill facilities.	No change, except that financial assurance is no longer included as a cost component of non-landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Remedial liabilities	The costs of removal or containment of contaminated material including material that became contaminated as part of normal operations.	The costs of removal or containment of contaminated material that did not arise as the result of normal operations. Certain costs previously classified as remedial costs were reclassified as closure costs based on SFAS No. 143 requiring that closure costs arising out of normal operations be accounted for as part of the asset retirement obligation.

Discount Rate:	Risk-free rate (4.9% at December 31, 2002) was used to discount accrued closure and post-closure obligations, and remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. Remedial obligations incurred in the course of operations are generally undiscounted.	Credit-adjusted, risk-free rate (14.0% and 8.5% at January 1, 2003 and 2004, respectively) for liabilities accrued under SFAS No. 143. Remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are and will continue to be discounted at the risk free interest rate at the time of the acquisition (4.9%). No change to remedial obligations incurred in the course of operations.

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a reasonable portion estimated at our internal cost.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Costs were inflated to period of performance (2.4% for the period ended December 31, 2002).	Inflation rate changed to 2.0% and 1.2% for the periods commencing January 1, 2003 and 2004, respectively.

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Recognition of Assets and Liabilities:

Cell closure	Cell closure was accrued on the units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste.	Each capping event is accounted for as a discrete obligation. All capping is recorded as a liability and asset, based on the discounted cash flow associated with each capping event, as airspace is consumed related to the specific capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows.

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

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed. Remedial liabilities were accreted at the risk-free interest rate using the effective interest method.	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (14.0% and 8.5% for asset retirement liabilities incurred in 2003 and 2004, respectively) under the effective interest method.

Landfill Accounting

Landfill Accounting — We utilize the life cycle method of accounting for landfill costs and the units-of-consumption method to amortize landfill construction and asset retirement costs and record closure and post-closure obligations over the estimated useful life of a landfill. Under this method, we include future estimated construction costs, as well as costs incurred to date, in the amortization base. In addition, we include probable expansion airspace that is yet to be permitted airspace in the calculation of the total remaining useful life of the landfill.

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

Amortization of cell construction costs and accrual of cell closure obligations — Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. In some instances, we have landfills that are engineered and constructed as “progressive trenches.” In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, we amortize cell construction costs over the airspace within the entire trench, such that the cell construction costs will be fully amortized.

The design and construction of a landfill does not create a landfill asset retirement obligation. Rather, the asset retirement obligation for cell closure (the cost associated with capping each cell) is incurred in relatively small increments as waste is placed in the landfill. Therefore, the cost required to construct the cell cap is capitalized as an asset retirement cost and a liability of an equal amount is established, based on the discounted cash flow associated with each capping event, as airspace is consumed. Spending for cell capping is reflected as a change in liabilities within operating activities in the statement of cash flows.

Final closure and post-closure liabilities — We have material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the “EPA”), and the comparable regulatory agency in Canada for the final closure and post-closure activities at the majority of our facilities. In the United States, the final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by our engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

Final closure costs include the costs required to cap the final cell of the landfill (if not included in cell closure) and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulatory mandated groundwater monitoring, leachate management and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post- closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations is accrued at the date the landfill discontinues accepting waste.

For landfills purchased, we assessed and recorded the present value of the estimated closure and post-closure liability based upon the estimated final closure and post-closure costs and the percentage of airspace consumed as of the purchase date. Thereafter, the difference between the liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued prospectively on a units of consumption basis over the estimated useful economic life of the landfill.

Landfill capacity — Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace, plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. We apply a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

•	Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

•	At the time the expansion is included in our estimate of the landfill’s useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located. We expect to submit the application within the next year and expect to receive all necessary approvals to accept waste within the next five years.

•	The owner of the landfill or we have a legal right to use or obtain land associated with the expansion plan.

•	There are no significant known political, technical, legal, or business restrictions or issues that could impair the success of such expansion.

•	A financial feasibility analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact such that management is committed to pursuing the expansion.

•	Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2003, there were four unpermitted expansions included in the Company’s landfill accounting model, which represents 32.2% of the Company’s remaining airspace at that date. Of these expansions, three do not represent exceptions to the Company’s established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application will not be submitted within the next year.

As of December 31, 2003, we had 11 active landfill sites (including our two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

	Location	Remaining lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name			Permitted	Unpermitted	Total
Altair	Texas	1	51	—	51
Buttonwillow	California	61	10,266	—	10,266
Deer Park	Texas	22	573	—	573
Deer Trail	Colorado	44	442	—	442
Grassy Mountain	Utah	28	886	1,366	2,252
Kimball	Nebraska	24	506	—	506
Lone Mountain	Oklahoma	19	1,420	134	1,554
Ryley	Alberta	30	1,142	—	1,142
Sarnia	Ontario	52	1,212	7,847	9,059
Sawyer	North Dakota	41	454	—	454
Westmorland	California	69	2,732	—	2,732

			19,684	9,347	29,031

In addition, we had 2.7 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2003. Permitted, but not highly probable, airspace is permitted airspace that we currently do not expect to utilize; therefore, this airspace has not been included in the above table.

The following table presents the remaining highly probable airspace for the year ended December 31, 2003 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at December 31, 2002	25,288
Addition of highly probable airspace	4,280
Consumed during 2003	(687)
Change in estimate	150

Remaining capacity at December 31, 2003	29,031

Non-Landfill Closure and Post-Closure

Final closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. Final closure and post-closure costs are increased for inflation (2.0% for the year ended December 31, 2003) and discounted at our credit-adjusted risk-free interest rate (14.0% for the year ended December 31, 2003). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the our remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp., and we believe that most of the remedial obligations did not arise from normal operations. Remedial liabilities assumed by us relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting. Certain costs previously classified as remedial costs were reclassified as closure costs at January 1, 2003, if we determined that the remedial liability arose from normal operations.

Claims for Recovery

We record claims for recovery from third parties relating to environmental liabilities only when realization of the claim is probable. The gross environmental liability is recorded separately from the claim for recovery on the balance sheet.

Discounting Landfill Closure, Post-Closure and Remedial Liabilities

Remedial liabilities are discounted only when the timing of the payments is fixed and determinable. Our experience has been that the timing of the payments is not usually fixed so generally remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, we recorded the environmental liabilities assumed as part of the acquisition of the CSD at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment then discounted to its present value using a risk free discount rate as of the acquisition date.

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). We adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003. Under SFAS No. 143 final closure and post-closure liabilities are inflated using estimates of future inflation until the time of payment then discounted using our credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and our remedial liabilities that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting.

Reserves for closure, post-closure and remedial obligations are as follows (in thousands):

	2003	2002
Landfill facilities:
Cell closure	$13,744	$20,336
Facility closure	1,713	12,125
Post-closure	2,246	28,304

	17,703	60,765

Non-Landfill retirement liability:
Facility closure	7,992	—

Remedial liabilities:
Remediation for landfill sites	5,525	4,519
Remediation, closure and post-closure for closed sites	97,535	104,899
Remediation (including Superfund) for non landfill open sites	54,376	34,428

	157,436	143,846

Total	$183,131	$204,611

All of the landfill facilities included in the table above are active as of December 31, 2003.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2004	$20,812
2005	24,200
2006	20,677
2007	17,984
2008	13,214
Thereafter	341,637

Subtotal	438,524
Less: Reserves to be provided (including discount of $167.2 million) over remaining site lives	(255,393)

Total	$183,131

The changes to environmental liabilities for the year ended December 31, 2003 are as follows (in thousands):

	December 31, 2002	Cumulative Effect of Changes in Accounting for Asset Retirement Obligation	Purchase Accounting Adjustment Due to Change in Accounting for Asset Retirement Obligation	Other Purchase Accounting Adjustments	New Asset Retirement Obligations	Accretion and Other Charges to Expense	Decrease Due to Increase in Highly Probable Airspace and other Changes in Estimates	Currency Translation, Reclassi- fications and other	Payments	December 31, 2003
Landfill retirement liability	$60,765	$(79)	$(38,794)	$2,851	$1,004	$3,476	$(11,596)	$127	$(51)	$17,703
Non-landfill retirement liability	—	1,381	8,489	761	—	1,042	49	(1,045)	(2,685)	7,992
Remedial liabilities:
Remediation for landfill sites	4,519	—	—	662	—	230	—	358	(244)	5,525
Remediation, closure and post-closure for closed sites	104,899	537	(16,363)	6,003	—	3,804	—	2,228	(3,573)	97,535
Remediation (including Superfund) for non-landfill open sites	34,428	—	(16)	18,059	—	2,347	—	978	(1,420)	54,376

Total	$204,611	$1,839	$(46,684)	$28,336	$1,004	$10,899	$(11,547)	$2,646	$(7,973)	$183,131

The changes to environmental liabilities for the year ended December 31, 2002 are as follows (in thousands):

	December 31, 2001	Assumed in the CSD Acquisition	Charges to Expense	Reclassifications and other	Payments	December 31, 2002
Landfill retirement liability	$—	$58,978	$1,507	$307	$(27)	$60,765
Remedial liabilities:
Remediation for landfill sites	—	4,498	37	(16)	—	4,519
Remediation, closure and post-closure for closed sites	—	107,013	979	153	(3,246)	104,899
Remediation (including Superfund) for non-landfill open sites	1,881	32,408	519	(148)	(232)	34,428

Total	$1,881	$202,897	$3,042	$296	$(3,505)	$204,611

We adopted SFAS No. 143 as of January 1, 2003. The following table presents the liability for asset retirement obligations calculated on a pro forma basis as of December 31, 2002 and 2001 as if the Statement had been previously adopted. The pro forma amounts of the liabilities were calculated using the same assumptions as were used upon the adoption of the Standard (amounts in thousands):

	Pro Forma December 31, 2002	Pro Forma December 31, 2001
Landfill facilities	$24,748	$227
Non-Landfill facilities	8,871	463

Total	$33,619	$690

The following table shows the adjustment to income (loss), and basic and diluted earnings (loss) per share as if SFAS No. 143 were adopted as of January 1, 2001 (in thousands except for per share amounts):

	2002	2001
Reported net income (loss)	$(28,191)	$5,540
Pro forma adjustment, net of tax	155	(46)

Adjusted net income (loss)	$(28,036)	$5,494

Basic earnings (loss) per share:
Attributable to common shareholders as reported	$(2.42)	$0.45
Pro forma adjustment, net of tax	0.01	—

Adjusted basic earnings (loss) attributable to common shareholders	$(2.41)	$0.45

Diluted earnings (loss) per share:
Attributable to common shareholders	$(2.42)	$0.40
Pro forma adjustment, net of tax	0.01	—

Adjusted diluted earnings (loss) attributable to common shareholders	$(2.41)	$0.40

Estimation of Certain Preacquisition Contingencies — Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those assumed liabilities which are not both probable and estimable. As described in Item 3, “Legal Proceedings,” under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” as of December 31, 2002 we were unable to estimate the amount of potential remedial liabilities in connection with the facility and site which are the subject of these proceedings, but, as part of the integration plan of the CSD acquisition, we committed to obtaining the data required so that we could record such liabilities as adjustments to the purchase price. Sufficient additional information on these proceedings was obtained prior to the first anniversary to allow us to record these liabilities as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles in the United States. Accordingly, additional discounted environmental liabilities were recorded as part of the purchase price in the quarter ended September 30, 2003 in the amounts of $13.4 million and $4.2 million relating to Marine Shale Processors and the Ville Mercier Legal Proceedings, respectively.

Remedial liabilities, including Superfund liabilities — As described in the tables above under “Reserves for closure, post-closure and remedial obligations,” we had as of December 31, 2003 a total of $157.4 million of estimated liabilities for remediation of environmental contamination, of which $5.5 million related to our landfills and $151.9 million related to non-landfill facilities (including Superfund sites owned by third parties). We periodically evaluate potential remedial liabilities at sites we own, operate, or to which we or the Sellers of the CSD assets (or the respective predecessors of ours or the Sellers) transported or disposed of waste, including 56 active Superfund sites as of December 31, 2003. As described in Item 3, “Legal Proceedings,” we have assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of certain cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. We periodically review and evaluate sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of our alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting us to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where we conclude that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for our best estimate of the liability.

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

In connection with our acquisition of the CSD assets, we performed extensive due diligence, including hiring third party engineers and attorneys to estimate accurately the aggregate liability for environmental liabilities to which we became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which we acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which we agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In the case of each such facility and site, our estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon our analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, we estimate that our aggregate liabilities as of December 31, 2003 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation and closure and post-closure liabilities for non-landfill facilities relating to all of our owned or leased facilities and the Superfund sites for which we have current or potential liability is approximately $157.4 million. We also estimate that it is “reasonably possible”, as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $22.5 million greater than such $157.4 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since our satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, we cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (Dollars in Thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of our business (16 facilities)	$37,549	23.9%	$8,543
Discontinued CSD facilities not now used in active conduct of our business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (12 facilities)	97,535	61.9	11,719
Superfund sites for which we agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (19 sites)	20,285	12.9	2,048
Sites for which we had liabilities prior to the acquisition of CSD assets (3 Superfund sites and 4 other sites)	2,067	1.3	206

Total	$157,436	100.0%	$22,516

Estimates Based on Amount of Potential Liability (Dollars in Thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$37,898	24.1%	$5,397
Bridgeport, NJ	Closed incinerator	27,693	17.6	3,315
Marine Shale Processors	Potential third party Superfund site	13,756	8.7	1,376
Roebuck, SC	Closed incinerator	10,336	6.6	831
Mercier, Quebec	Open incineration facility and legal proceedings	10,320	6.6	1,057
Cleveland, OH	Closed wastewater treatment	8,074	5.1	735
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (24 facilities)	42,636	27.0	9,114
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which waste generated or shipped by either our or the Sellers (or their predecessors) are present (22 sites)	6,723	4.3	691

Total		$157,436	100.0%	$22,516

Revisions to remedial reserve requirements may result in upward or downward adjustments to income from operations in any given period. We believe that our extensive experience in the environmental services business, as well as our involvement with a large number of sites, provides a reasonable basis for estimating our aggregate liability. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our primary sources of liquidity are cash provided by operating activities, cash and cash equivalents, availability under the Revolving Credit Facility (as hereinafter defined) and proceeds from the sale of surplus properties. For the year ended December 31, 2003, net cash provided from operating activities was $39.8 million, and as of December 31, 2003, cash and cash equivalents were $6.3 million, borrowing availability under the Revolving Credit Facility was $39.8 million and properties held for sale were $12.7 million.

Liquidity.    We had cash flow from operating activities of $38.9 million and $5.6 million for the two years ended December 31, 2003 and 2002, respectively. We incurred losses in each of the past two years. At December 31, 2003, we had $6.3 million in cash and cash equivalents and $38.9 million available under our revolving credit facility. Our 2004 budget projects that cash generated by operating activities will be sufficient to fund operations, capital expenditures, and environmental spending for remedial and landfill obligations. In addition, we project that we will continue to meet our debt covenant requirements for each of the quarters ending March 31, 2004, June 30, 2004 and September 30, 2004, and for year ending December 31, 2004. Our 2004 plan is dependent upon our ability to continue to generate positive cash flows from operations, retain significant customers and manage our costs and environmental expenditures.

We intend to use our cash provided from operating activities, cash and cash equivalents and proceeds from the sale of surplus real estate to fund operations, fund capital expenditures and reduce debt outstanding. For the foreseeable future, we anticipate that cash generated by operating activities will be sufficient to fund operations, capital expenditures, and environmental spending for remedial and landfill obligations. As part of the CSD acquisition, we assumed environmental liabilities of the CSD valued in accordance with generally accepted accounting principles and a plan to settle obligations that was established at the time of the acquisition (and adjusted to reflect information gathered under the plan as to the nature and extent of environmental liabilities that existed on the acquisition date through the first anniversary of the acquisition) of approximately $184.5 million. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities, and we anticipate such liabilities will be payable over many years and that cash flow from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

As part of our plan to integrate the activities of the CSD into our operations, we determined that certain acquired properties were no longer needed for our operations. We decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, we valued properties held for sale at the current appraised market value less estimated selling costs, which produced a net value for such properties of $12.7 million. Properties held for sale include only those properties that we believe can be sold within the next twelve months based on current market conditions and the asking price. We cannot provide any assurance that a significant portion of the properties will be sold within the next year.

Cash Flows for 2003

For the year ended December 31, 2003, we generated $38.9 million of cash from operating activities. Non-cash expenses recorded for the year ended December 31, 2003 totaled $43.7 million and consisted primarily of $26.5 million in depreciation and amortization, and $11.1 million in accretion of environmental liabilities. Other sources of cash totaled $29.1 million and consisted primarily of reductions in our accounts receivable of $20.3 million and reductions in our unbilled accounts receivable of $4.5 million. These reductions in accounts receivable and unbilled accounts receivable resulted primarily from resolving certain issues relating to the integration of the former CSD into our operations. We plan to further reduce billed and unbilled accounts receivable through system enhancements and improved procedures; however, we cannot provide assurance that we will be successful at further reducing these receivables. Largely offsetting sources of cash were uses of cash that totaled $33.9 million and consisted primarily of the net loss for the year of $(17.3) million and $8.3 million in environmental spending for remedial and landfill liabilities.

For the year ended December 31, 2003, we used approximately $53.0 million of cash in investing activities. This consisted of approximately $34.8 million in capital investment, $20 million of which was related to becoming compliant with the new MACT standards, and restricted investments purchased of $34.9 million to support letters of credit for our financial assurance and insurance programs. These uses were partially offset from proceeds of $2.3 million realized from the sale of real estate and equipment that we determined to be surplus, proceeds of $6.6 million generated from the sale of restricted investments, and proceeds of $7.9 million associated with the acquisition of certain CSD assets (of which $7.8 million was the Global Settlement Payment received from Safety-Kleen Corp.).

For the year ended December 31, 2003, we obtained net funds from financing of $5.9 million. Cash from financing activities was $18.5 million, which consisted almost entirely of $17.5 million in net borrowings on our Revolving Credit Facility. We used cash from financing activities of $18.5 million, together with cash generated from operations of $38.9 million, reductions in cash balances of $7.3 million and the positive effect of exchange rate change on cash of $0.9 million to fund net investing activities of $53.0 million, repay $7.8 million in senior term loans and fund other financing activities of $4.8 million.

Cash Flows for 2002

For the year ended December 31, 2002, we generated approximately $5.6 million of cash from operating activities. Non-cash and non-operating expenses recorded for the year ended December 31, 2002 totaled $45.2 million. These adjustments consisted primarily of the $24.7 million extraordinary loss related to refinancing our debt, non-cash expenses of $15.5 million for depreciation and amortization, $1.2 million for the accretion of environmental liabilities, and deferred income tax expense of $1.7 million. Other sources of cash totaled $23.6 million. The largest other source of cash was a $12.2 million increase in accounts payable resulting from paying the former CSD vendors in accordance with our normal business terms, whereas the CSD prior to the acquisition was required to make payments on less favorable terms due to its operating under Chapter 11 of the Bankruptcy Code. The other significant source of cash was an increase of $8.7 million in deferred revenue which was caused by issues relating to the integration of the CSD into our operations. Largely offsetting the sources of cash were uses of cash that totaled $63.2 million and consisted primarily of the net loss for the year of $(28.2) million, and increases in accounts receivable of $9.7 million and unbilled accounts receivable of $9.7 million. These increases in receivables were due to issues relating to the integration of the CSD into our operations. Other uses of cash consisted primarily of an increase in prepaid expenses of $5.3 million which was due primarily to the required prepayment of a financial assurance policy for closure and post-closure care for the CSD facilities acquired and a decrease in accrued disposal costs of $5.1 million due to internalizing waste disposal in the end disposal facilities that we owned subsequent to the acquisition.

For the year ended December 31, 2002, we used $115.7 million of cash in investing activities. This consisted of cash expended relating to the acquisition of the assets of the CSD of $44.2 million, additions to property, plant and equipment of $12.5 million, and restricted investments purchased of $60.3 million to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $0.8 million and proceeds from the sale of restricted investments of $0.4 million.

For the year ended December 31, 2002, we obtained funds from financing activities of $117.1 million. Sources of cash from financing activities totaled $205.2 million and consisted primarily of $115.0 million from the issuance of Senior Loans, $40.0 million from the issuance of Subordinated Loans, $25.0 million from the issuance of redeemable Series C convertible preferred stock, and $17.7 borrowed under the Revolving Credit Facility.

We used cash from financing activities of $205.2 million, together with the $5.6 million of cash generated from operations, primarily to fund the investing activities of $115.7 million previously discussed, redeem the $35.0 million of Subordinated Notes outstanding just prior to the acquisition, repay $21.4 million of long-term obligations, make debt extinguishment payments of $20.0 million, pay financing costs of $8.2 million and increase the amount of cash on-hand by $7.0 million.

The 2002 Refinancing

We completed a series of transactions in September 2002 in order to finance the cash portion of the purchase price for the CSD assets, refinance all of our previously outstanding debt, provide cash collateral for letters of credit to support the financial assurances which we must provide to governmental entities for our licensed hazardous waste facilities, pay transaction costs and provide for adequate future working capital. We raised $280 million of total financings. The $280 million of total financings consist of a $100 million three-year revolving credit facility (the “Revolving Credit Facility”), $115 million of three-year non-amortizing term loans (the “Senior Loans”), $40 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), and $25 million of redeemable Series C convertible preferred stock (the “Series C Preferred Stock”, see Series C Preferred Stock below). In addition to such financings, we established a letter of credit facility (the “L/C Facility”) under which we may obtain up to $100 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility.    The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002, as subsequently amended (the “Revolving Credit Agreement”) between us and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allows us to borrow up to $100 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for our Canadian Subsidiaries of $20 million in Canadian dollars and a line for our US subsidiaries equal to $100 million in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20 million. At December 31, 2003, letters of credit outstanding were $1.2 million and we had approximately $39.8 million available to borrow. This consisted of borrowing availability in the U.S. of approximately $30.6 million and availability in Canada of approximately $9.2 million (USD). The Revolving Credit Agreement, as most recently amended, allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either U.S. or Canadian prime (as appropriate) plus 0.50%. The Revolving Credit Agreement requires us to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit. Even though the Revolving Credit Facility is due in September 2005, it is classified as short term debt because the Revolving Credit Agreement contains both a subjective acceleration clause and a lockbox arrangement whereby remittances from our customers are directed to reduce the debt outstanding. Our obligations under the Revolving Credit Agreement are secured by a first security interest in our accounts receivable and a second security interest in substantially all of our other assets (exclusive of real estate, rolling stock and cash collateral provided by us to the issuer of the letters of credit under the L/C Facility). Under the terms of the Revolving Credit Agreement, as amended, we were required to maintain consolidated EBITDA (as described below) of not less than $32.3 million for the two quarter period ended December 31, 2003. For the two quarter period ended December 31, 2003, EBITDA was $32.5 million, which was within covenant. Such calculation included $0.7 million of non-recurring severance charges that a majority of the lenders approved. Had a majority of the lenders not agreed to include $0.7 million of non-recurring severance charges, EBITDA would have been $31.8 million, which would have been less than covenant. We were also required to maintain a fixed charge coverage ratio of not less than 0.90 to 1.0 for the two quarter period ended December 31, 2003. The fixed charge coverage ratio for the two quarter period ended December 31, 2003 was 0.98 to 1.0 which was within covenant.

For the first and second quarters of 2003, we violated the EBITDA loan covenant under the Revolving Credit Agreement which was cured by amending the Loan and Security Agreement dated September 6, 2002 (the “Loan and Security Agreement”) with the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) and the Third Amendment to the Loan and Security Agreement (the “Third Amendment”). Under the Third Amendment, we are now required to maintain EBITDA of $43.7 million for the three quarter period ending March 31, 2004 and $59.5 million for the four quarter period ending June 30, 2004. The required level of EBITDA then increases in approximately equal quarterly increments to $64.6 million for the four consecutive quarter period ending December 31, 2004 and to $68.6 million for the four consecutive quarter period ending June 30, 2005. Under the Third Amendment, we are now required to maintain a fixed charge coverage ratio of not less than 0.95 to 1.0 for the three quarter period ending March 31, 2004, 1.0 to 1.0 for the four quarter periods ending June 30, 2004 through December 31, 2004, 1.1 to 1.0 for the four quarter period ending March 31, 2005, and 1.2 to 1.0 for the four quarter period ending June 30, 2005 and each quarter thereafter.

In exchange for the lenders waiving the violation of the EBITDA loan covenant for the first and second quarters of 2003 and resetting the loan covenants for future periods, the Second Amendment and Third Amendment required us to pay amendment fees that totaled approximately $0.4 million and the Third Amendment increased the interest rate from that of the Loan and Security Agreement from LIBOR plus 3.00% to LIBOR plus 3.50%, or from the U.S. prime rate to the prime rate plus 0.50% for U.S. based prime rate loans. For prime rate based borrowings in Canada, the Third Amendment increased the interest rate from that of the Loan and Security Agreement from the Canadian prime rate to the Canadian prime rate plus 0.50%. The increases in the interest rates under the Third Amendment became effective as of August 1, 2003 and will continue until such time as we have maintained a fixed charge coverage ratio in excess of 1.1 to 1.0 for three consecutive quarters. In such event, the interest rates will revert in future periods from LIBOR plus 3.50% to LIBOR plus 3.25%, from the U.S. prime rate plus 0.50% to the U.S. prime plus 0.25% for U.S. based prime rate loans, or from the Canadian prime plus 0.50% to Canadian prime plus 0.25% for Canadian based prime loans.

EBITDA under the Revolving Credit Agreement, as amended, for the two-quarter period ended December 31, 2003 is calculated as follows (dollars in thousands):

Net income	$(3,344)
Accretion of environmental liabilities	5,598
Depreciation and amortization	13,395
Interest expense, net	12,235
Provision for income taxes	3,072
Change in value of embedded derivative	825
Non-recurring severance charges	715

EBITDA	$32,496

Senior Loans and Subordinated Loans.    The Senior Loans and the Subordinated Loans were issued under a Financing Agreement dated September 6, 2002 (the “Financing Agreement”). As explained below, the Senior Loans now bear interest at 7.75% and the Subordinated Loans now bear interest at 22.5% (of which up to one-half may be either paid in cash or in kind at our option). The Senior Loans and the Subordinated Loans are secured by a first security or mortgage interest in substantially all of our assets, except for second security interests in our accounts receivable in which the Agent under the Revolving Credit Facility has a first security interest and the cash collateral provided by us to the issuer of letters of credit under the L/C Facility in which such issuer has a first security interest.

The Financing Agreement, as amended, provides for certain covenants the most restrictive of which required that we maintain minimum consolidated annualized EBITDA of not less than $50.1 million for the year ended December 31, 2003. For the year ended December 31, 2003, EBITDA was (as described below) $50.7 million. Such calculation included $1.1 million of non-recurring severance charges that a majority of the lenders agreed to include as restructuring costs under the definition of Consolidated Net Income in the Financing Agreement, as amended, which was within covenant. Had a majority of the lenders not agreed to include $1.1 million of non-recurring charges, EBITDA would have been $49.6 million, which would have been less than covenant. We were also required to maintain an annualized fixed charge coverage ratio (as that term was redefined by the Third Amendment to the Financing Agreement as described below) of not less than 0.8 to 1.0 for the four consecutive quarter periods ended December 31, 2003. For the four consecutive quarter period ended December 31, 2003, the fixed charge coverage ratio was 0.9 to 1.0 which was within covenant. We were also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated annualized EBITDA of not more than 2.27 to 1.0 for the four consecutive quarter periods ended December 31, 2003. For the four consecutive quarter period ended December 31, 2003, the leverage ratio was 1.94 to 1.0 which was within covenant.

For the first and second quarters of 2003, we violated certain of the loan covenants under the Senior Loans and Subordinated Loans which was cured by amending the Financing Agreement dated September 6, 2002 (the “Financing Agreement”) with the First Amendment to Financing Agreement (the “First Financing Amendment”) and the Second Amendment to Financing Agreement (the “Second Financing Amendment”). We are now required to maintain consecutive four quarters EBITDA of not less than $53.1 million, $59.5 million, $61.7 million and $64.6 million for the periods ending March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $80.3 million, $90.9 million, and $107.1 million for the years ending December 31, 2005, 2006 and 2007, respectively. We are also now required to maintain a fixed charge coverage ratio of not less than 0.87 to 1.0, 1.0 to 1.0, 1.05 to 1.0 and 1.12 to 1.0 for the four consecutive quarter periods ending March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.33 to 1.0, 1.43 to 1.0 and 1.55 to 1.0 for the four quarter periods ending December 31, 2005, 2006 and 2007, respectively. We are also now required to maintain a leverage ratio of not more than 2.23 to 1.0, 1.80 to 1.0, 1.79 to 1.0 and 1.65 to 1.0 for the four quarter periods ending March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The maximum leverage ratio allowed then decreases in approximately equal quarterly increments to 0.98 to 1.0, 0.62 to 1.0 and 0.21 to 1.0 for the four quarter periods ending December 31, 2005, 2006 and 2007, respectively.

In exchange for the lenders waiving the violation of the loan covenants for the first and second quarters of 2003 and resetting the loan covenants for future periods, the First Financing Amendment and Second Financing Amendment required us to pay amendment fees totaling approximately $1.0 million. The Second Financing Amendment increased the interest rates from those of the Financing Agreement for Senior and Subordinated Loans from LIBOR plus 7.25% to LIBOR plus 7.75% and from 22.0% to 22.5%, respectively. The Amendments to the Financing Agreement also prohibit us from paying dividends in cash on our Series B Preferred Stock and Series C Redeemable Preferred Stock, and prohibit the repurchase or retirement of outstanding common stock, preferred stock, warrants and stock options.

In October 2003, the Financing Agreement was further modified by the Third Amendment to Financing Agreement (the “Third Financing Amendment”). The Third Financing Amendment redefined the fixed charge coverage ratio for the fiscal quarters ending September 30, 2003 through June 30, 2004 to exclude from capital expenditures the effect of correcting certain non-cash errors that had been made through application of purchase accounting in the preparation of the Consolidated Statements of Cash Flows for the six months ended June 30, 2003. Those corrections are described in Amendment No. 1 on Form 10-Q/A as filed on November 14, 2003 to our previously filed reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

EBITDA under the Financing Agreement, as amended, for the year ended December 31, 2003 is calculated as follows (dollars in thousands):

Net loss	$(17,345)
Cumulative effect of change in accounting principle, net of tax	66

Loss before change in accounting principle	(17,279)
Accretion of environmental liabilities	11,114
Depreciation and amortization	26,482
Interest expense	23,724
Provision for income taxes	5,322
Non-recurring severance charges	1,089
Restructuring charges	(124)
Change in value of embedded derivative	379

EBITDA	$50,707

L/C Facility.    The L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 (the “L/C Facility Agreement”) between us and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100 million of letters of credit at our request provided that we provide cash collateral equal to 103% of the amount of the outstanding letters of credit (with us paying Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof). At December 31, 2003, letters of credit outstanding were $85.9 million. The term of the L/C Facility Agreement will expire on September 9, 2005.

EBITDA.    In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles, we also use the non-GAAP measure EBITDA. We believe that EBITDA is useful to investors because it is an indicator of the strength and performance of our ongoing business operations, including our ability to fund capital expenditures and service debt. In addition to our inclusion of EBITDA in the loan covenants, the number of common shares into which our Series C Convertible Preferred Stock can be converted was dependent on the level of EBITDA attained during the year ended December 31, 2003. We also use EBITDA to award management incentive bonuses based on the level of EBITDA attained. We define EBITDA in accordance with the Financing Agreement dated September 6, 2002, as amended, between us and Ableco Finance, LLC which is earnings before interest expense, income taxes, depreciation and amortization, accretion of environmental liabilities, gains or losses on the embedded derivative and restructuring expenses.

EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States of America as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. Furthermore, our measurement of EBITDA might be inconsistent with similar measures presented by other companies.

The following is a reconciliation that shows how EBITDA reconciles to cash provided from operations for the year ended December 31, 2003:

EBITDA	$50,707
Adjustments to reconcile EBITDA to net cash provided by operating activities:
Interest expense	(23,724)
Provision for income taxes	(5,322)
Allowance for doubtful accounts	2,439
Amortization of deferred financing costs	2,467
Deferred income taxes	(620)
Loss on sale of fixed assets	292
Stock options expensed	29
Loss on embedded derivative	379
Foreign currency loss on intercompany balances	996
Cumulative effect of change in accounting principle	66

Changes in assets and liabilities, net of acquisition:
Accounts receivable	20,265
Unbilled accounts receivable	4,539
Environmental liabilities	(8,268)
Deferred revenue	(2,121)
Other accrued expenses	(3,642)
Other, net	375

Net cash provided by operating activities	$38,857

Series C Preferred Stock.    We issued the Series C Preferred Stock on September 10, 2002 for an aggregate of $25.0 million in cash in a private placement to six institutional investors pursuant to a Securities Purchase Agreement dated September 6, 2002 between us and such investors.

The Series C Preferred Stock is entitled to receive dividends at an annual rate of 6% (which after the first year accrues and compounds), will be mandatorily redeemable after seven years at its stated value plus accrued dividends, or at any time after issuance (together with accrued dividends thereon) will be convertible at the holder’s option into shares of our common stock. The conversion price was initially $10.50 per share of common stock (subject to customary adjustments for antidilution), but was reset to $8.00 per share of common stock effective as of January 1, 2004 because both (i) our Consolidated EBITDA for the year ended December 31, 2003 was less than $115 million and (ii) the average trading price for our common stock for the month of December 2003 was less than $27.50. In no event, however, will we be obligated to issue more shares of common stock upon the conversion of the Series C Preferred Stock than is permitted under the rules and regulations of the Nasdaq Stock Market. Accordingly, unless our common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the Series C Preferred Stock, the maximum number of common shares which may be issued upon conversion of the Series C Preferred Stock will be limited to

2,431,946 shares (which equals 19.99% of the total number of primary shares of our common stock outstanding on the date the Series C Preferred Stock was issued). To the extent (if any) that the purchase price of the Series C Preferred Shares, plus the amount of any accrued dividends, would otherwise be convertible into more than the number of shares permitted under Nasdaq rules, and our common stockholders shall not have approved the issuance of the excess common shares, we will be obligated to issue only that 2,431,946 common shares and to pay in cash to the holders of the Series C Preferred Stock the then market value of the additional common shares which cannot be issued because of the foregoing limitation.

We issued the Series C Preferred Stock for $25.0 million on September 10, 2002, and incurred $2.9 million of issuance costs. We determined that the Series C Preferred Stock should be recorded on our financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in 2009 with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed annual rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15.7 million for the Host Contract with the remaining cash proceeds received at issuance of $9.3 million assigned as the fair value of the Embedded Derivative. The Series C Preferred Stock reported on our consolidated balance sheet consists only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which has been recorded through the balance sheet date with regard to the $9.3 million discount which was originally recorded for the Host Contract and plus the amount of accretion of issuance costs. Such discount and issuance costs are being accreted over the life of the Series C Preferred Stock (or until the earlier conversion of the Series C Preferred Stock at the option of the holders), with such accretion being recorded as a reduction in Additional Paid-in-Capital. During the periods from September 10 through December 31, 2002, and from January 1 through December 31, 2003, the amounts of that accretion were $0.4 million and $1.3 million respectively. We recorded in Other Long-term Liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically mark that value to market until such time as the maximum number of shares of common stock which may be issued upon conversion of the Series C Preferred Stock is determined. As of December 31, 2002, the market value of the Embedded Derivative was determined to be $9.2 million and we recorded $0.1 million of Other Income during 2002 to reflect such adjustment. As of December 31, 2003, the market value of the Embedded Derivative was determined to be $9.6 million, and we recorded $0.4 million of Other Expense during 2003 to reflect such adjustment.

The terms of the Series C Preferred Stock provide for certain covenants for the benefit of the holders thereof. Among other matters, without the approval of the holders of a majority of the outstanding shares of Series C Preferred Stock, we shall not be permitted to (i) pay cash dividends upon our outstanding common stock, (ii) incur indebtedness in excess of indebtedness under the Revolving Credit Facility, the Ableco Financing Agreement, the L/C Facility and certain other forms of permitted indebtedness, (ii) merge or make material acquisitions or dispositions with certain exceptions, (iii) create new classes of preferred stock, or (iv) amend our charter in any manner which would have an adverse effect upon the holders of the Series C Preferred Stock. Should we fail to comply with these covenants and fail to cure the default within 30 days of notice from the holders of the Series C Preferred Stock, (i) the dividend rate on the Series C Preferred Stock would increase to 12% per annum until the later of (A) the six-month anniversary of the covenant default or (B) the date on which such covenant default is cured and (ii) the conversion price for the Series C Preferred Stock would decrease (subject to potential subsequent adjustments to the conversion price as described above) to an amount equal to either (A) $8.00 per share of common stock if the conversion price in effect on the date of the covenant default is greater than $8.00 per share of common stock, or (B) 90% of the conversion price in effect on the date of the covenant default if the conversion price in effect on the date of the covenant default is less than or equal to $8.00 per share of common stock.

Potential Future Financings

As described above, we were required in both 2001 and 2002 to refinance all of our then outstanding funded debt. The refinancing in April 2001 was required by the maturity date on May 15, 2001 of our previously outstanding $50 milllion Senior Notes, and the refinancing in September 2002 was required by our acquisition in September 2002 of the CSD assets. In order to complete such refinancings on a timely basis, we were required by the then capital markets to issue, as part of the 2001 refinancing, $35 million of 16% Subordinated Notes with warrants for 1,519,020 shares of common stock with an exercise price of $0.01 per share, and, as part of the 2002 refinancing, $40 million of Subordinated Loans which initially bore interest at 22.00% and now bear interest at 22.50%.

As described above under “The 2002 Refinancing” and below under “Contractual Obligations,” we will be required to either pay or refinance $115 million of Senior Loans (which now bear interest at LIBOR plus 7.75%) on or prior to their maturity date on September 10, 2005, and the $40 million Subordinated Loans (which now bear interest at 22.5%) on or prior to their maturity date of September 10, 2007. Both the Senior Loans and the Subordinated Loans may be prepaid (with prepayment penalties ranging from 0.5% to 3.0%), but the Subordinated Loans may not be prepaid prior to payment in full of the Senior Loans. To the extent we are required to refinance the balance of the Senior Loans and the Subordinated Loans on or prior to their respective maturity dates, we will likely be able to replace the Subordinated Loans with less costly forms of financing.

Contractual Obligations

The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2003 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Environmental liabilities	$183,131	$20,812	$44,877	$31,198	$86,244
Long-term debt	147,209	—	107,209	40,000	—
Interest on long-term obligations	49,145	18,563	24,482	6,100	—
Redeemable preferred stock	36,673	—	—	—	36,673
Revolving Credit Facility	35,291	35,291	—	—	—
Capital leases	5,365	1,548	2,737	1,080	—
Operating leases	24,973	8,571	10,812	3,753	1,837

Total contractual obligations	$481,787	$84,785	$190,117	$82,131	$124,754

The current fair value of the environmental liabilities of $183.1 million is net of discounting of $167.2 million and $88.2 million of closure and post-closure liabilities to be provided over the remaining site lives.

As described under “Stockholder Matters” below, the Series C Preferred Stock is convertible at the option of the holders into shares of our common stock. The amount shown in the table above is the sum of the original purchase price and accrued dividends which would be payable in cash on the mandatory redemption date of the Series C Preferred Stock on September 10, 2009, in the event that the holders elect not to convert any of their shares of Series C Preferred Stock into common stock on or prior to the mandatory redemption date.

Even though the Revolving Credit Facility is due in September 2005, it is classified as short-term debt because the Revolving Credit Facility contains both a subjective acceleration clause and a lock box arrangement whereby remittances from our customers are directed to reduce the debt outstanding.

The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2003 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$87,143	$87,143	$—	$—	$—

Total commercial commitments	$87,143	$87,143	$—	$—	$—

We obtained substantially all of the standby letters of credit described in the above table as security for financial assurance obligations which we were required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we failed to satisfy our closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. We obtained all of the standby letters of credit described in the above table under our L/C Facility (which is secured by cash collateral borrowed by us under our Revolving Credit Agreement and Senior and Subordinated Loans equal to 103% of the amount of the such letters of credit), and by reductions to the borrowing base under our Revolving Credit Agreement (which is secured by a first security interest in our accounts receivable and a second security interest in certain other assets we employ). Accordingly, we believe that potential reimbursement obligations to the issuers of such standby letters of credit do not create any material contingent liabilities which are not already present in our obligations under the Revolving Credit Agreement and the Senior and Subordinated Loans.

Off-Balance Sheet Arrangements

Except for our obligations under operating leases and letters of credit described above under “Contractual Obligations” and performance obligations incurred in the ordinary course of our business, we are not now party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.

Capital Expenditures

We anticipate that 2004 capital spending will be between $20 million and $25 million of which $2 million relates to complying with the MACT Standards and $1.1 million relates to complying with other environmental regulations.

Stockholder Matters

Stockholders’ equity was $9.3 million at December 31, 2003, or $0.69 per weighted average share outstanding, compared to $21.8 million at December 31, 2002, or $1.79 per weighted average share outstanding. Stockholders’ equity decreased primarily due to the loss for the year ended December 31, 2003 of $(17.3) million, dividends paid and accrued on the Series B and Series C Preferred Stock of $1.7 million and accretion on the Series C Preferred Stock discount and issuance costs which totaled $1.3 million. Partially offsetting these decreases to stockholders’ equity were increases to stockholders equity of $6.8 million due to foreign currency translation relating to consolidating our Canadian subsidiaries, $0.5 million of proceeds from the exercise of stock options and $0.5 million of proceeds from the employee stock purchase plan.

In January and August 2003, we issued a total of 1,236,010 shares of common stock in exchange for 1,236,916 warrants that were then terminated and that had been issued relating to the April 2001 issuance of the $35 million Subordinated Notes. There are no longer any such warrants outstanding.

Dividends on our Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. Except to the extent prohibited by restrictions under our loan agreements then outstanding, we have paid such dividends in cash. However, because of such restrictions, we were required to pay the July and October dividends in common stock, for which we issued 11,581 and 23,363 shares of common stock to the holders of the Series B Preferred Stock. We anticipate that dividends on the Series B Preferred Stock will be paid in common stock for the foreseeable future.

New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill carrying value or that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. We have historically accounted for acquisitions as purchases; thus, accounting for the acquisition of the CSD under SFAS No. 141 did not materially affect our results. For the year ended December 31, 2001, we recorded amortization expense related to goodwill of $0.8 million. We recorded no amortization expense related to goodwill for the years ended December 31, 2002 and 2003 due to the adoption of SFAS No. 142.

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted SFAS No. 143 in the first quarter of 2003. See “Environmental Liabilities” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the effect of the implementation of SFAS No. 143.

In 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include operating losses that have not yet occurred. We adopted this Statement in the first quarter of 2002. SFAS No. 144 had no impact on our results of operations or financial condition for the years ended December 31, 2002 and 2003.

In 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002. As a result of the adoption of SFAS No. 145, we reclassified the extraordinary loss related to early extinguishment of debt of $24.7 million incurred in 2002 to other expenses in arriving at our loss before provision for income taxes and cumulative effect of change in accounting principle for that year.

In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 had no material impact on our results of operations for 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis to guarantees issued after December 31, 2002. During the year ended December 31, 2003, we issued no such guarantees. We will record the fair value of future material guarantees, if any.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. FIN 46 will have no material impact on our results of operations since we have no special purpose entities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow at variable rates for working capital and other short term needs. The following table provides information regarding our fixed rate borrowings at December 31, 2003 (dollars in thousands):

Scheduled Maturity Dates	2004	2005	2006	2007	2008	Thereafter	Total
Subordinated Loans	$—	$—	$—	$40,000	$—	$—	$40,000
Redeemable Convertible Preferred Stock	—	—	—	—	—	36,673	36,673
Capital Lease Obligations	1,207	1,206	1,164	770	272	—	4,619

	$1,207	$1,206	$1,164	$40,770	$272	$36,673	$81,292

Weighted average interest rate on fixed rate borrowings	15.5%	15.4%	15.2%	14.0%	6.0%	6.0%

In addition to the fixed rate borrowings described in the table above, we had at December 31, 2003 borrowings at variable interest rates of $107.2 million under our Senior Loans that bore interest at LIBOR (1.17% at December 31, 2003) plus 7.75%, and borrowings of $35.3 million under the our Revolving Credit Agreement that bore interest at the U.S. “prime” rate (4.50% at December 31, 2003) plus 0.50% or the Canadian “prime” rate (5.00% at December 31, 2003) plus 0.50%. The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balance outstanding at December 31, 2003 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on December 31, 2003, (ii) interest rates increase by 200 basis points, and (iii) interest rates decrease by 200 basis points (dollars in thousands):

Description of Debt	Principal Balance December 31, 2003	Interest if Interest Rates Remain Unchanged	Interest if Interest Rates Increase 200 b.p.	Interest if Interest Rates Decrease 200 b.p.
Senior Loans	$107,209	$9,563	$11,707	$7,419
Revolving Credit Facility	$35,291	$1,596	$2,302	$890

	$142,500	$11,159	$14,009	$8,309

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in our Canadian subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar. The Canadian subsidiaries transact approximately 30.6% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are subject to foreign currency transaction gains or losses. During the twelve months ended December 31, 2003 and the approximately four months ended December 31, 2002 that we owned our Canadian subsidiaries, the U.S. dollar fell approximately 22% and rose 1%, respectively, against the Canadian dollar resulting in foreign currency losses and gains of $2.6 million and $0.2 million, respectively. The average exchange rate for the year ended December 31, 2003 was 1.39 Canadian dollars to the U.S. dollar. Had the Canadian dollar been 10% stronger against the U.S. dollar, we would have reported reduced losses of approximately $1.1 million. Had the Canadian dollar been 10% weaker against the U.S. dollar, we would have reported greater losses of approximately $0.9 million. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

As more fully described in Note 15, Redeemable Series C Preferred Stock, we issued Series C Preferred Stock $0.01 par value (the “Series C Preferred Stock”) for $25 million on September 10, 2002, and incurred $2.9 million of issuance costs. We determined that the Series C Preferred Stock should be recorded on our financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in seven years with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15.7 million for the Host Contract with the remaining cash proceeds received at issuance of $9.3 million assigned as the fair value of the Embedded Derivative. We recorded in Other Long-term Liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically mark that value to market until such time as the maximum number of shares of common stock, which may be issued upon conversion of the Series C Preferred Stock is determined. As of December 31, 2003, the market value of the Embedded Derivative was determined to be $9.6 million and we recorded $0.4 million of Other Expense during 2003 to reflect such adjustment. The closing price of our stock on December 31, 2003 was $8.91. Had the stock price been $2.00 higher, the value of the embedded derivative would have been valued at $16.1 million, and we would have recorded $6.1 million of additional Other Expense for the year ended December 31, 2003. Had the stock price been $2.00 lower, the value of the embedded derivative would have been $3.2 million, and we would have recorded $6.0 million of Other Income for the year ended December 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3(1) and Note 10 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

As described in Note 3(r) to the consolidated financial statements, as of January 1, 2003, the Company reclassified its loss on extinguishment of debt.

As described in Note 6 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/S/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 12, 2004

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the years ended December 31,
	2003	2002	2001
Revenues	$610,969	$350,133	$251,601
Cost of revenues	453,206	252,213	178,085
Selling, general and administrative expenses	108,145	61,518	43,727
Accretion of environmental liabilities	11,114	1,199	—
Depreciation and amortization	26,482	15,508	11,113
Restructuring	(124)	750	—
Other acquisition costs	—	5,406	—

Income from operations	12,146	13,539	18,676
Other income (expense)	(379)	129	—
(Loss) on early extinguishment of debt	—	(24,658)	—
Interest (expense), net	(23,724)	(13,414)	(10,724)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(11,957)	(24,404)	7,952
Provision for income taxes	5,322	3,787	2,412

Income (loss) before cumulative effect of change in accounting principle	(17,279)	(28,191)	5,540
Cumulative effect of change in accounting principle, net of taxes	66	—	—

Net income (loss)	(17,345)	(28,191)	5,540
Dividends and accretion on preferred stock	3,287	1,291	448

Net income (loss) attributable to common shareholders	$(20,632)	$(29,482)	$5,092

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.52)	$(2.42)	$0.45
Cumulative effect of change in accounting principle, net of tax	—	—	—

Basic earnings (loss) attributable to common shareholders	$(1.52)	$(2.42)	$0.45

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.52)	$(2.42)	$0.40
Cumulative effect of change in accounting principle, net of tax	—	—	—

Diluted earnings (loss) attributable to common shareholders	$(1.52)	$(2.42)	$0.40

Weighted average common shares outstanding	13,553	12,189	11,404

Weighted average common shares outstanding plus potentially dilutive common shares	13,553	12,189	12,676

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$6,331	$13,682
Accounts receivable, net of allowance for doubtful accounts of $3,572 and $2,388, respectively	114,429	125,626
Due from Safety-Kleen	—	15,261
Unbilled accounts receivable	9,476	13,556
Deferred costs	5,395	4,430
Prepaid expenses	8,582	8,438
Supplies inventories	9,018	9,629
Deferred tax asset	178	—
Properties held for sale	12,690	—

Total current assets	166,099	190,622

Property, plant, and equipment:
Land	15,026	17,775
Landfill assets	2,685	14,781
Buildings and improvements	84,649	90,694
Vehicles and equipment	164,693	158,820
Furniture and fixtures	2,604	2,282
Construction in progress	25,931	7,438
Asset retirement costs	1,354	—

	296,942	291,790
Less—accumulated depreciation and amortization	130,400	110,116

	166,542	181,674

Other assets:
Restricted cash	88,817	60,509
Deferred financing costs	6,297	7,036
Goodwill	19,032	19,032
Permits and other intangibles, net	79,811	95,694
Deferred tax asset	6,594	—
Other	6,967	5,123

	207,518	187,394

Total assets	$540,159	$559,690

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	As of December 31,
	2003	2002
Current liabilities:
Uncashed checks	$5,983	$7,233
Revolving credit facility	35,291	17,709
Current portion of capital lease obligations	1,207	396
Accounts payable	60,611	56,360
Accrued disposal costs	2,021	1,998
Deferred revenue	22,799	24,273
Other accrued expenses	32,240	33,863
Current portion of environmental liabilities	21,282	22,331
Income taxes payable	2,623	1,560

Total current liabilities	184,057	165,723

Other liabilities:
Environmental liabilities, less current portion	161,849	182,280
Long-term obligations, less current maturities	147,209	155,000
Capital lease obligations, less current portion	3,412	1,245
Deferred tax liability	—	3,330
Other long-term liabilities	18,055	16,194
Accrued pension cost	633	593

Total other liabilities	331,158	358,642

Commitments and contingent liabilities

Redeemable Series C Convertible Preferred Stock, $.01 par value: Authorized 25,000 shares; Issued and outstanding 25,000 shares (liquidation preference of $26.1 million), net of issuance costs and fair value of embedded derivative	15,631	13,543

Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock Authorized 2,000,000 shares; issued and outstanding – none	—	—
Series B convertible preferred stock Authorized 156,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 13,911,212 and 12,307,043 shares, respectively	139	123
Additional paid-in capital	63,642	65,630
Accumulated other comprehensive income	6,452	(396)
Accumulated deficit	(60,921)	(43,576)

Total stockholders’ equity	9,313	21,782

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$540,159	$559,690

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(17,345)	$(28,191)	$5,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,482	15,508	11,113
Loss on extinguishment of debt	—	24,658	—
Allowance for doubtful accounts	2,439	842	587
Amortization of deferred financing costs	2,467	899	636
Accretion of environmental liabilities	11,114	1,199	—
Amortization of debt discount	—	388	238
Deferred income taxes	(620)	1,676	1,347
(Gain) loss on sale of fixed assets	292	24	(60)
Stock options expensed	29	166	—
(Gain) loss on embedded derivative	379	(129)	—
Foreign currency loss on intercompany transactions	996	—	—
Cumulative effect of change in accounting principle, net of income taxes	66	—	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	20,265	(9,679)	451
Unbilled accounts receivable	4,539	(9,695)	(382)
Deferred costs	(838)	(4,433)	(130)
Prepaid expenses	14	(5,277)	(399)
Supplies inventories	705	456	(736)
Income tax receivable	—	—	203
Other assets	(1,632)	1,025	44
Accounts payable	2,923	12,201	120
Environmental liabilities	(8,268)	(817)	(115)
Deferred revenue	(2,121)	8,693	1,496
Accrued disposal costs	(72)	(5,060)	1,285
Other accrued expenses	(3,642)	(19)	3,106
Income taxes payable	685	1,214	288

Net cash provided by operating activities	38,857	5,649	24,632

Cash flows from investing activities:
Acquisition of CSD assets	7,890	(44,217)	—
Additions to property, plant and equipment	(34,832)	(12,460)	(7,277)
Cost of restricted investments purchased	(34,881)	(60,256)	(276)
Proceeds from sales of restricted investments	6,573	792	—
Proceeds from sale of fixed assets	2,252	402	124
Increase in permits	—	—	(76)

Net cash used in investing activities	(52,998)	(115,739)	(7,505)

Cash flows from financing activities:
Issuance of (repayments) on Senior Loans	(7,791)	115,000	—
Net borrowings (repayments) under revolving credit facility	17,450	17,709	(1,394)
Issuance of preferred stock and embedded derivative	—	25,000	—
Issuance costs of preferred stock	—	(2,891)	—
Payments on long-term obligations	—	(21,424)	(17,109)
Uncashed checks	(1,312)	3,049	4,184
Proceeds from exercise of stock options	520	982	108
Dividend payments on preferred stock	(974)	(536)	(224)
Deferred financing costs incurred	(1,727)	(8,222)	(2,795)
Proceeds from employee stock purchase plan	542	274	189
Payments on capital leases	(839)	—	—
Issuance of Subordinated Loans or Notes	—	40,000	35,000
Repayment of Subordinated Notes	—	(35,000)	—
Borrowings on Term Notes	—	3,200	19,000
Debt extinguishment payments	—	(20,048)	—
Repayment of Senior Notes	—	—	(50,000)

Net cash provided by (used in) financing activities	5,869	117,093	(13,041)

Increase (decrease) in cash and cash equivalents	(8,272)	7,003	4,086
Effect of exchange rate change on cash	921	(36)	—
Cash and cash equivalents, beginning of year	13,682	6,715	2,629

Cash and cash equivalents, end of year	$6,331	$13,682	$6,715

Supplemental information:
Cash payments for interest and income taxes:
Interest, net	$19,659	$9,451	$8,858
Income taxes, net	3,943	2,683	696
Non cash investing and financing activities:
Stock dividend on preferred stock	$224	$—	$224
Property, plant and equipment accrued	1,943	3,366	203
New capital lease obligations	3,785	1,756	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value
Balance at December 31, 2000	112	$1	11,216	$112	$61,999	—	$—	$(20,477)	$41,635
Net income	—	—	—	—	—	$5,540	—	5,540	5,540

Warrants issued	—	—	—	—	2,321	—	—	—	2,321
Preferred stock dividends:
Series B	—	—	105	1	223	—	—	(448)	(224)
Employee stock purchase plan	—	—	108	1	188	—	—	—	189
Proceeds from exercise of stock options	—	—	56	1	107	—	—	—	108

Balance at December 31, 2001	112	$1	11,485	$115	$64,838	—	$—	$(15,385)	$49,569
Net loss	—	—	—	—	—	$(28,191)	—	(28,191)	(28,191)
Foreign currency translation	—	—	—	—	—	(396)	(396)	—	(396)

Comprehensive loss	—	—	—	—	—	$(28,587)	—	—	—

Preferred stock dividends:
Series B	—	—	—	—	(448)	—	—	—	(448)
Series C	—	—	—	—	(462)	—	—	—	(462)
Exercise of warrants	—	—	281	3	(3)	—	—	—	—
Warrants	—	—	—	—	668	—	—	—	668
Stock option expense	—	—	—	—	166	—	—	—	166
Proceeds from exercise of stock options	—	—	478	4	979	—	—	—	983
Employee stock purchase plan	—	—	63	1	273	—	—	—	274
Accretion of preferred stock discount and issuance costs	—	—	—	—	(381)	—	—	—	(381)

Balance at December 31, 2002	112	$1	12,307	$123	$65,630	—	$(396)	$(43,576)	$21,782
Net loss	—	—	—	—	—	$(17,345)	—	(17,345)	(17,345)
Foreign currency translation	—	—	—	—	—	6,848	6,848	—	6,848

Comprehensive loss	—	—	—	—	—	$(10,497)	—	—	—

Preferred stock dividends:
Series B	—	—	35	—	(224)	—	—	—	(224)
Series C	—	—	—	—	(1,517)	—	—	—	(1,517)
Exercise of warrants	—	—	1,236	12	(12)	—	—	—	—
Stock option expense	—	—	—	—	29	—	—	—	29
Proceeds from exercise of stock options	—	—	247	3	517	—	—	—	520
Employee stock purchase plan	—	—	86	1	541	—	—	—	542
Accretion of preferred stock discount and issuance costs	—	—	—	—	(1,322)	—	—	—	(1,322)

Balance at December 31, 2003	112	$1	13,911	$139	$63,642	—	$6,452	$(60,921)	$9,313

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    OPERATIONS

Clean Harbors, Inc., through its subsidiaries (collectively, the “Company”), is managed in two major segments, Technical Services and Site Services, which provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Mexico and Puerto Rico. The Company’s shares of common stock trade on the Nasdaq National Market under the symbol: CLHB. Following the acquisition described below, the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment facilities in North America. The Company has a network of 115 locations, including 48 active hazardous waste management properties. These properties include five incineration facilities, nine commercial landfills, seven wastewater treatment facilities, 20 transportation, storage and disposal facilities (“TSDFs”), and seven locations specializing in PCB management and oil storage and recycling. Some properties offer multiple capabilities. In addition, the Company has 59 service centers, satellite and support locations and has eight corporate and regional offices. These properties are located in 36 states, six Canadian provinces, Mexico and Puerto Rico.

(2)    ACQUISITION

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a sale order issued on June 18, 2002 (the “Sale Order”) by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Sellers) had been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to the Company free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations assumed by the Company as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 22 transportation, storage or disposal facilities (six of which have since been closed by the Company), six wastewater treatment facilities (one of which has since been closed by the Company), nine commercial landfills and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.3 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 9.1 million cubic yards of remaining capacity, which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.6 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incineration facility in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario. The acquired assets do not include Safety-Kleen’s Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

The primary reasons for the acquisition of the CSD assets were to broaden the Company’s disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand the Company’s network of hazardous waste disposal facilities. In addition, the Company believed that the acquisition of the CSD’s hazardous waste facilities in new geographic areas would allow the Company to expand its site and industrial services which in turn could increase the utilization and profitability of the facilities. Finally, the Company believed that the acquisition would result in significant cost savings by allowing the Company to treat hazardous waste internally, for which the Company previously paid third parties to dispose of hazardous waste because the Company lacked the facilities required to dispose of the waste internally.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended (the “Acquisition Agreement”), the Company determined as of December 31, 2002 that it had purchased the assets of the CSD for $34.3 million in cash, and incurred direct costs related to the transaction of $9.9 million. On July 14, 2003, the Fourth Amendment to Acquisition Agreement (the “Fourth Amendment”) was executed between the Company and the Seller. The Fourth Amendment was structured as a global settlement and resolved certain issues between the parties as to (i) the amount of working capital delivered by the Seller to the Company as required by the Acquisition Agreement and subsequent amendments thereto, (ii) the amounts due between the parties under the Transition Services Agreement, which defined services that the Company and the Seller would provide to each other, and (iii) the “shortfall” amount due to the Company under the Waste Disposal Agreement (as discussed below). The Fourth Amendment provided for the Seller’s payment to the Company of $7.8 million in cash (the “Global Settlement Payment”), which was received during the quarter ended September 30, 2003. The purchase price was reduced by the $7.8 million Global Settlement Payment. In addition, during 2003 additional information became available regarding the estimated transaction costs that resulted in the Company reducing the amount of the estimated transaction costs by $0.2 million from the $9.9 million recorded as of December 31, 2002. The receipt of the $7.8 million Global Settlement Payment and the $0.2 million change in estimate of transaction costs resulted in an adjusted purchase price of $36.3 million. The Company also assumed in connection with the acquisition of the CSD assets environmental liabilities valued in accordance with GAAP and a plan to settle obligations that was established at the time of the acquisition (and adjusted to reflect information gathered under the plan through the first anniversary of the acquisition relating to the nature and extent of environmental liabilities that existed as of the acquisition date) of approximately $184.5 million.

The Company has allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the initial allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired as of September 7, 2002, based on then available information in accordance with generally accepted accounting principles and a plan to settle obligations that was established at the time of the acquisition and as adjusted to reflect additional information gathered under the plan as to the value of assets acquired and liabilities assumed which became available through the first anniversary of the acquisition. In addition, in the fourth quarter of 2003, the Company adjusted deferred tax assets and liabilities to reflect the difference between the book and tax basis of the assets acquired and the liabilities assumed (in thousands):

	Acquired Assets and Liabilities as Revised December 31, 2003	Purchase Accounting Adjustments Recorded in 2003	Acquired Assets and Liabilities as Revised December 31, 2002
Current assets	$101,604	$7,635	93,969
Due from Safety-Kleen Corp	—	(15,261)	15,261
Property, plant and equipment	100,804	(9,845)	110,649
Intangible assets	72,659	(15,243)	87,902
Deferred taxes	5,670	5,670	—
Other assets	1,888	45	1,843
Current environmental liabilities	(9,076)	12,124	(21,200)
Other current liabilities	(54,749)	(1,977)	(52,772)
Environmental liabilities, long-term	(175,473)	6,224	(181,697)
Other long-term liabilities	(7,000)	2,738	(9,738)

Cost of CSD assets acquired	$36,327	$(7,890)	$44,217

Cash purchase price	$26,580	$(7,750)	$34,330
Estimated transaction costs	9,747	(140)	9,887

Cost of CSD assets acquired	$36,327	$(7,890)	$44,217

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

The Company preliminarily estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD from Safety-Kleen. Based upon additional information which became available through the first anniversary of the acquisition, in accordance with generally accepted accounting principles and a plan to settle obligations that was established at the time of the acquisition, the Company revised its preliminary estimate and reduced such liability to $184.5 million. The $81.5 million decrease in the assumed environmental liabilities consists of decreases that total $103.5 million and consists of a $50.0 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting, a $46.7 million decrease as a result of adopting Statement of Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter 2003, and a net $6.8 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations. These decreases were partially offset by a $22.0 million increase in environmental liabilities due to the Company estimating during the third quarter 2003 the potential cost of remedial and legal liabilities relating to the Ville Mercier Legal Proceedings and Marine Shale Processors, as further discussed in Note 9, that the Company was not previously able to estimate.

The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of the CSD. Intangible assets recorded at $72.6 million consist of $68.2 million of permits and $4.4 million of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. The Company concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives. As the fair value of the assets acquired from the CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $302.5 million in order to record the assets at cost as required by generally accepted accounting principles in the United States after adjusting for changes in estimates. The Company allocated $12.7 million of the purchase price to properties held for sale as discussed in Note 4. The implementation of SFAS No. 143 resulted in the adjustment of the carrying value of certain environmental liabilities assumed in the CSD acquisition and a corresponding reduction in the values allocated to the assets acquired under purchase accounting since there was no goodwill recorded in this transaction.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12.6 million (after giving effect to subsequent net changes in estimates) which consisted primarily of lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which were closed. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (dollars in thousands):

	Severance		Facilities		Other Liability	Total Liability
	Number of Employees	Liability	Number of Facilities	Liability
Original reserve established	461	$9,076	12	$3,604	$528	$13,208
Net change in estimate	—	—	—	(59)	(206)	(265)
Utilized through December 31, 2002	(238)	(4,300)	(2)	(15)	(92)	(4,407)

Balance December 31, 2002	223	4,776	10	3,530	230	8,536
Net change in estimate	93	(228)	(1)	(205)	77	(356)
Interest accretion	—	—	—	416	—	416
Utilized year ended December 31, 2003	(264)	(3,872)	—	(810)	(307)	(4,989)

Balance December 31, 2003	52	$676	9	$2,931	$—	$3,607

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    ACQUISITION—(Continued)

Material business combinations require that pro forma results of operations be reported as of the beginning of the period being reported on and for the corresponding period of the preceding year. Safety-Kleen publicly disclosed that it had material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide the Company audited balance sheets for the CSD as of the end of each of the CSD’s three fiscal years in the period ended August 31, 2001, and the Company filed these balance sheets as part of the Form 8-K filed by the Company with the SEC on September 25, 2002. However, due to Safety-Kleen’s material internal control deficiencies, Safety-Kleen’s auditors advised Safety-Kleen that they were not able to provide auditors’ reports with respect to the CSD’s statements of operations and cash flows for such three fiscal years. Additionally, Safety-Kleen’s pre-existing deficiencies in financial systems, processes, and related internal controls led the Company to believe that the historical unaudited financial statements of the CSD may not be reliable or accurate. Accordingly, the Company is unable to provide pro forma results of operations reflecting the combined operations of the Company and the CSD for any periods prior to the Company’s acquisition of the CSD assets. The Company received a “no-action letter” from the SEC staff with respect to the Company’s inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until the Company is able to file audited statements of operations and cash flows reflecting combined operations following the Company’s acquisition of the CSD assets for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets for a period of up to three years following the closing of the acquisition, but it does not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

Prior to the sale of the CSD assets to the Company, the largest single customer of the CSD had been Safety-Kleen’s Branch Sales and Services Division (the “BSSD”), which primarily serves as a “front-end” collection agent for approximately 400,000 clients in the industrial and commercial parts cleaning and hazardous/non-hazardous waste market, particularly with regard to waste fuel and solvent recovery and recycling. In connection with the Company’s purchase of the CSD assets, the Company and the Seller entered into a Master Waste Disposal Agreement which provides that during the three-year term of the Agreement, the BSSD will continue to utilize the Company (which now owns the facilities of the CSD) to provide hazardous waste treatment and disposal services at competitive prices and, in particular, that during the first six months following the closing that the BSSD would provide the Company with at least $15 million of disposal business. Any shortfall from the $15 million guarantee was to result in a payment to the Company of 40% of such shortfall. However, the amount of any such “shortfall” payment due the Company under the Master Waste Disposal Agreement was included within the Global Settlement Payment paid by the Seller to the Company on July 28, 2003 pursuant to the Fourth Amendment to the Acquisition Agreement as described above. The Master Waste Disposal Agreement also provides that during the three-year term of the Agreement, the Company will continue to use, at competitive prices, the services of the BSSD which were used by the CSD prior to the effective date of the CSD acquisition (September 7, 2002). Accordingly, the BSSD should be a significant customer of the Company for at least the next two years.

Under Section 5.15 of the Acquisition Agreement as amended, the Company and the Seller have agreed to certain non-competition and non-solicitation provisions which are intended to separate the respective businesses of the Company and the BSSD for a period of three years after the closing. Under such Section, the Company and the Seller also agreed during such period not to recruit or otherwise solicit, with certain exceptions, any of their respective employees to leave the employment for the other.

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

(d)    Income Taxes

There are two components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

(e)    Earnings per Share (“EPS”)

Basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.

(f)    Segment Information

The Company operations are managed in two segments, Technical Services and Site Services. The Company operates within the United States, Puerto Rico, Canada and Mexico and no individual customer accounts for more than 5% of revenues.

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

(i)    Property, Plant and Equipment

Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in- progress. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially developed landfill sites, which are included in landfill assets.

The Company develops software internally for its own use. Development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of material and services, and payroll related costs of employees working solely on development of the software portion of the project are capitalized. Capitalized costs of the software are amortized using the straight-line method over the remaining estimated useful lives. The Company capitalized costs for internally developed software of $0.4 million, $1.1 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Depreciation and amortization of capitalized software costs amounted to $0.8 million, $0.4 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. Permits and a customer profile database were acquired from CSD during 2002 with a fair value of $68.2 million and $4.4 million, respectively. Amounts capitalized as permits were $84.0 thousand and $1.0 thousand in 2003 and 2002, respectively.

The Company leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Inputed interest rates used in calculating the capital lease obligation range from 1.67% to 22.0%. Lease terms range from 3 to 5 years. See Note 12 for a further discussion on capital leases.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In 2001, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Except for goodwill which is now tested under SFAS No. 142, impairment testing under SFAS No. 144 is similar to the previous accounting under SFAS No. 121. SFAS No. 144 requires that an impairment in the carrying value of long-lived assets be recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For each of the three years ended December 31, 2003, the Company recorded no impairment charge related to long-term assets.

Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill and deep injection well assets, which are depreciated on a units of consumption basis. Leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the asset.

The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Capitalized software 3 years
Buildings and improvements 5-35 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicles and equipment 3-15 years
Furniture and fixtures 5-8 years

Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in income.

(j)    Intangible Assets and Impairment Testing

Goodwill, permits and customer profile database, as further discussed in Note 6, are stated at cost. Permits are amortized over periods ranging from 5 to 30 years. The customer profile database is amortized over 5 years. For the year ended December 31, 2001, goodwill was amortized over periods ranging from 20 to 40 years. Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization be replaced with periodic tests of the carrying value of goodwill; accordingly, the Company recorded no amortization related to goodwill for the years ended December 31, 2002 and 2003. Goodwill amortization of $767,000 was recorded during the year ended December 31, 2001. The Company tested goodwill for impairment as of December 31, 2003 and December 31, 2002 using the criteria set forth under SFAS No. 142. See Note 6 for the effect of the implementation of SFAS No. 142.

(k)    Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt instrument. Amortization expense is included in interest expense in the Statements of Operations.

(l)    Change in Accounting for Asset Retirement Obligations, Landfill Accounting and Remedial Liabilities

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the Company’s credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 was recorded as a change in accounting principle which requires that a cumulative-effect adjustment be recorded in the statement of operations.

The principal changes from the Company’s implementation of SFAS No. 143 were (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company’s 2002 credit-adjusted risk free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which is now expensed in the period incurred under SFAS No. 143 and (3) a reduction due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.7 million resulted in a corresponding reduction in the value allocated to the assets acquired (see Note 2, “Acquisition”). The implementation also resulted in a net of tax cumulative-effect adjustment of $66.0 thousand recorded in the statement of operations for the year ended December 31, 2003. This adjustment was comprised of an increase to asset retirement obligations of $1.8 million and an increase to net asset retirement costs of $1.7 million.

The implementation of SFAS No. 143 for companies in the hazardous waste industry is complex. Directly following is a table that summarizes the difference between the Company’s historical practices and current practices of accounting for facility closure, facility post-closure care, landfill cell closure and remedial liabilities. Following the table is a detailed discussion of the accounting for environmental liabilities and tables that detail the roll-forward of the environmental liabilities from December 31, 2002 through December 31, 2003.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:
Cell closure	Cell closure costs are the costs required to construct a landfill cell cap.	No change.

Landfill closure	Includes costs required to dismantle certain landfill structures and regulatory costs such as groundwater monitoring, leachate management and financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Landfill post-closure	Costs include routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill closure	Costs of decontaminating waste handling equipment, pipes, enclosures, etc. contaminated in the normal course of operations. Costs included financial assurance.	No change, except that financial assurance is no longer included as a cost component of non-landfill closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Non-landfill post-closure	Costs include routine monitoring and maintenance after the facility has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency. Costs included financial assurance. Post-closure care is not typically required for permitted non-landfill facilities.	No change, except that financial assurance is no longer included as a cost component of non-landfill post-closure but rather is expensed as incurred. The cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate.

Remedial liabilities	The costs of removal or containment of contaminated material including material that became contaminated as part of normal operations.	The costs of removal or containment of contaminated material that did not arise as the result of normal operations. Certain costs previously classified as remedial costs were reclassified as closure costs based on SFAS No. 143 requiring that closure costs arising out of normal operations be accounted for as part of the asset retirement obligation.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Definitions:
Discount Rate:	Risk-free rate of 4.9% was used to discount accrued closure and post-closure obligations, and remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. Remedial obligations incurred in the course of operations are generally undiscounted.	Credit-adjusted, risk-free rate (14.0% and 8.5% at January 1, 2003 and 2004, respectively) for liabilities accrued under SFAS No. 143. Remedial obligations assumed as part of the acquisition of the CSD assets from Safety-Kleen Corp. are and will continue to be discounted at the risk free interest rate at the time of the acquisition (4.9%). No change to remedial obligations incurred in the course of operations.

Cost Estimates:	Costs were estimated based on performance, principally by third parties, with a reasonable portion estimated at the Company’s internal cost.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of the amount a third party would charge to perform such activity.

Inflation:	Costs were inflated to period of performance (2.4% for the period ended December 31, 2002).	Inflation rate changed to 2.0% and 1.2% for the periods commencing January 1, 2003 and 2004, respectively.

Recognition of Assets and Liabilities:

Cell closure	Cell closure was accrued on the units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste.	Each capping event is accounted for as a discrete obligation. All capping is recorded as a liability and asset, based on the discounted cash flow associated with each capping event, as airspace is consumed related to the specific capping event; spending is reflected as a change in liabilities within operating activities in the statement of cash flows.

Landfill closure and post-closure	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities was recorded to accrued environmental liabilities, with a corresponding charge to cost of operations as airspace is consumed.	Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued environmental liabilities, with a corresponding increase in landfill assets as airspace is consumed.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Description	Historical Practice	Current Practice (Effective January 1, 2003)

Non-landfill closure and post-closure	Closure and post-closure costs were accrued when a decision was made to close a non-landfill facility.

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

Accretion	Expense, charged to cost of operations, was accrued at risk-free rate over the life of the landfill as airspace was consumed. Remedial liabilities were accreted at the risk-free interest rate using the effective interest method.	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (14.0% and 8.5% for asset retirement liabilities incurred in 2003 and 2004, respectively) under the effective interest method.

Landfill Accounting

Landfill Accounting — The Company utilizes the life cycle method of accounting for landfill costs and the units-of-consumption method to amortize landfill construction and asset retirement costs and record closure and post-closure obligations over the estimated useful life of a landfill. Under this method, the Company includes future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. In addition, the Company includes probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill.

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

Amortization of cell construction costs and accrual of cell closure obligations — Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. In some instances, the Company has landfills that are engineered and constructed as “progressive trenches.” In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, the Company amortizes cell construction costs over the airspace within the entire trench, such that the cell construction costs will be fully amortized at the end of the trench useful life.

The design and construction of a landfill does not create a landfill asset retirement obligation. Rather, the asset retirement obligation for cell closure (the cost associated with capping each cell) is incurred in relatively small increments as waste is placed in the landfill. Therefore, the cost required to construct the cell cap is capitalized as an asset retirement cost and a liability of an equal amount is established, based on the discounted cash flow associated with each capping event, as airspace is consumed. Spending for cell capping is reflected as a change in liabilities within operating activities in the statement of cash flows.

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

Final closure costs include the costs required to cap the final cell of the landfill (if not included in cell closure) and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulatory mandated groundwater monitoring, leachate management and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations are fully accrued at the date the landfill discontinues accepting waste.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2003, there were four unpermitted expansions included in the Company’s landfill accounting model, which represents 32.2% of the Company’s remaining airspace at that date. Of these expansions, three do not represent exceptions to the Company’s established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application will not be submitted within the next year.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

As of December 31, 2003, the Company had 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

	Location	Remaining lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name			Permitted	Unpermitted	Total
Altair	Texas	1	51	—	51
Buttonwillow	California	61	10,266	—	10,266
Deer Park	Texas	22	573	—	573
Deer Trail	Colorado	44	442	—	442
Grassy Mountain	Utah	28	886	1,366	2,252
Kimball	Nebraska	24	506	—	506
Lone Mountain	Oklahoma	19	1,420	134	1,554
Ryley	Alberta	30	1,142	—	1,142
Sarnia	Ontario	52	1,212	7,847	9,059
Sawyer	North Dakota	41	454	—	454
Westmorland	California	69	2,732	—	2,732

			19,684	9,347	29,031

The Company had 2.7 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2003. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

The following table presents the remaining highly probable airspace from December 31, 2002 through December 31, 2003 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at December 31, 2002	25,288
Addition of highly probable airspace	4,280
Consumed during 2003	(687)
Change in estimate	150

Remaining capacity at December 31, 2003	29,031

Non-Landfill Closure and Post-Closure

Final closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. Final closure and post-closure costs are increased for inflation (2.0% for the year ended December 31, 2003) and discounted at the Company’s credit-adjusted risk-free interest rate (14.0% for the year ended December 31, 2003). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp., and the Company believes that the remedial obligations did not arise from normal operations. Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting. Certain costs previously classified as remedial costs were reclassified as closure costs at January 1, 2003, if the Company determined that the remedial liability arose from normal operations.

Claims for Recovery

The Company records claims for recovery from third parties relating to environmental liabilities only when realization of the claim is probable. The gross environmental liability is recorded separately from the claim for recovery on the balance sheet.

Discounting Landfill Closure, Post-Closure and Remedial Liabilities

Remedial liabilities are discounted only when the timing of the payments is fixed and the amounts are determinable. The Company’s experience has been that the timing of the payments is not usually fixed so generally remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, the Company recorded the environmental liabilities assumed as part of the acquisition of the CSD at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment then discounted to its present value using a risk free discount rate as of the acquisition date.

Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•	Final closure and post-closure liabilities at December 31, 2002 were inflated using estimates of future inflation rates (2.4% at December 31, 2002) until the time of payment, then discounted using a risk-free interest rate (4.9% at December 31, 2002). The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003. Under SFAS No. 143 final closure and post-closure liabilities are inflated using estimates of future inflation until the time of payment then discounted using the Company’s credit adjusted risk free interest rate.

•	Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment then discounted at the risk free interest rate at the time of acquisition (4.9%).

•	Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting.

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

(n)    Letters of Credit

The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2003 and 2002, the Company had outstanding letters of credit amounting to $87.1 million and $58.6 million, respectively.

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

(p)    Stock Options

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation”, the Company’s net income and net income per common share for the years ended December 31, 2003, 2002 and 2001, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	2003	2002	2001
Net income (loss) attributable to common shareholders	$(20,632)	$(29,482)	$5,092
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	1,840	656	377

Pro forma net income (loss)	$(22,472)	$(30,138)	$4,715

Earnings (loss) per share:
Basic as reported	$(1.52)	$(2.42)	$0.45
Basic pro forma	(1.66)	(2.47)	0.41

Diluted as reported	(1.52)	(2.42)	0.40
Diluted pro forma	(1.66)	(2.47)	0.37

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

(q)    Reclassifications

Certain reclassifications have been made in the prior years’ Consolidated Financial Statements to conform with the 2003 presentation.

(r)    New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill carrying value or that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. The Company has historically accounted for acquisitions as purchases; thus, accounting for the acquisition of the CSD under SFAS No. 141 did not materially affect the Company’s results. For the year ended December 31, 2001, the Company recorded amortization expense related to goodwill of $0.8 million. The Company recorded no amortization expense related to goodwill for the years ended December 31, 2002 and 2003 due to the adoption of SFAS No. 142. See Note 6 for the effect of the implementation of SFAS No. 142.

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 in the first quarter of 2003. See Note 3(l) for the effect of the implementation of SFAS No. 143.

In 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include operating losses that have not yet occurred. The Company adopted this Statement in the first quarter of 2002. SFAS No. 144 had no impact on results of operations or financial condition for the years ended December 31, 2002 and 2003.

In 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that SFAS No. 64, “Extinguishment of Debt made to satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This SFAS amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002. As a result of the adoption of SFAS No. 145, the Company reclassified the extraordinary loss related to early extinguishment of debt of $24.7 million incurred in 2002 to other expenses in arriving at its loss before provision for income taxes and cumulative effect of change in accounting principle for that year.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 had no material impact on the results of operations for 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis to guarantees issued after December 31, 2002. During the year ended December 31, 2003, the Company issued no such guarantees. The Company will record the fair value of future material guarantees, if any.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. FIN 46 will have no material impact on the Company’s results of operations since it has no special purpose entities.

(4)    PROPERTIES HELD FOR SALE

As part of its plan to integrate the activities of the CSD into its operations, the Company determined that certain acquired properties were no longer needed for its operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, the Company valued properties held for sale at the current appraised market value less estimated selling costs. Properties held for sale include only those properties that the Company believes can be sold within the next twelve months based on current market conditions and the asking price.

(5)    RESTRICTED INVESTMENTS

At December 31, 2003 and 2002, restricted cash and cash equivalents consisted of the following (in thousands):

	2003	2002
Cash collateral for letter of credit facility	$88,817	$60,256
Cash in bank	—	253

	$88,817	$60,509

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    RESTRICTED INVESTMENTS—(Continued)

Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at the facility which ceased operating, sending such material to another site for disposal, and performing certain procedures for decontamination of the facility. The Company has placed most of the required financial assurance through a qualified insurance company, Steadfast Insurance Company, which has required letters of credit as collateral to its financial assurance obligations. To obtain such letters of credit, the Company established a Letter of Credit Facility (the “L/C Facility”) under an Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100 million of letters of credit at the Company’s request provided that the Company provides cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company retaining the interest earned on such cash collateral). The Company pays Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof. The L/C Facility expires on September 9, 2005. At December 31, 2003, letters of credit outstanding under this L/C Facility were $85.9 million.

(6)    INTANGIBLE ASSETS

Below is a summary of amortizable intangible assets at December 31, 2003 and 2002 (in thousands):

	2003			2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$92,815	$16,272	$76,543	$103,109	$12,364	$90,745
Customer Profile Database	4,626	1,358	3,268	5,285	336	4,949

	$97,441	$17,630	$79,811	$108,394	$12,700	$95,694

Below is a summary of the expected amortization for intangible assets for the years ending December 31, (in thousands):

Expected Amortization
2004	$4,521
2005	4,520
2006	4,320
2007	3,969
2008	3,353
Thereafter	59,128

79,811
Goodwill no longer subject to amortization	19,032

$98,843

Amortization expense was $4.8 million, $2.5 million and $1.9 million, for the years 2003, 2002, and 2001, respectively.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption the Company determined that it had no indefinite-lived intangible assets other than goodwill. The Company also evaluated the useful lives of its existing intangible assets subject to amortization. No changes were made to such useful lives. SFAS No. 142 requires that ratable amortization be replaced with periodic tests of the carrying value of goodwill. The following table shows the adjustment to income, and basic and diluted

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    INTANGIBLE ASSETS—(Continued)

earnings per share if the ratable amortization is excluded for the year ended December 31, 2001 (in thousands except for per share amounts):

2001
Reported net income	$5,540
Goodwill amortization	767

Adjusted net income	$6,307

Basic earnings per share:
Attributable to common shareholders as reported	$0.45
Goodwill amortization	0.06

Adjusted basic earnings attributable to common shareholders	$0.51

Diluted earnings per share:
Attributable to common shareholders	$0.40
Goodwill amortization	0.06

Adjusted diluted earnings attributable to common shareholders	$0.46

(7)    OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	2003	2002
Insurance	$7,308	$4,287
Payroll and benefits	6,157	7,249
Accrued transaction costs	1,211	5,379
Other items	17,564	16,948

	$32,240	$33,863

(8)    FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements:

	December 31,
	2003	2002
	(in thousands)
Revolving Credit Facility with a financial institution, bearing interest on December 31, 2003 at the LIBOR rate (1.17% at December 31, 2003) plus 3.50% or the “prime” rate (4.00% at December 31, 2003) plus 0.50% at the Company’s election, collateralized by a first security interest in accounts receivable and a second security interest in substantially all other assets	$35,291	$17,709
Senior Loans, bearing interest on December 31, 2003 at LIBOR (1.17% at December 31, 2003) plus 7.75%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	107,209	115,000
Subordinated Loans, bearing interest on December 31, 2003 at 22.50%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	40,000	40,000

	182,500	172,709
Less obligations classified as current	35,291	17,709

Long-term obligations	$147,209	$155,000

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    FINANCING ARRANGEMENTS—(Continued)

Below is a summary of minimum principal payments due under the Company’s current and long-term obligations (in thousands):

Year	Amount
2004	$35,291
2005	107,209
2006	—
2007	40,000
2008	—
Thereafter	—

Total minimum payments due under current and long-term obligations	$182,500

The Company completed a series of transactions in September 2002 in order to finance the cash portion of the purchase price for the CSD assets, refinance all of the Company’s previously outstanding debt, provide cash collateral for letters of credit to support the financial assurances which the Company must provide to governmental entities for the Company’s licensed hazardous waste facilities, pay transaction costs and provide for adequate future working capital. The Company raised $280 million of total financings. The $280 million of total financings consist of a $100 million three-year revolving credit facility (the “Revolving Credit Facility”), $115 million of three-year non-amortizing term loans (the “Senior Loans”), $40 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), and $25 million of redeemable Series C convertible preferred stock (the “Series C Preferred Stock”, see Note 15). In addition to such financings, the Company established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility.    The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002, as subsequently amended (the “Revolving Credit Agreement”) between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allows the Company to borrow up to $100 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20 million in Canadian dollars and a line for the Company and its US subsidiaries equal to $100 million in US dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20 million. At December 31, 2003, letters of credit outstanding were $1.2 million and the Company had approximately $39.8 million available to borrow. This consisted of borrowing availability in the U.S. of approximately $30.6 million and availability in Canada of approximately $9.2 million (USD). The Revolving Credit Agreement, as most recently amended, allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either U.S. or Canadian prime (as appropriate) plus 0.50%. The Revolving Credit Agreement requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit. Even though the Revolving Credit Facility is due in September 2005, it is classified as short term debt because the Revolving Credit Agreement contains both a subjective acceleration clause and a lockbox arrangement whereby remittances from the Company’s customers are directed to reduce the debt outstanding. The Company’s obligations under the Revolving Credit Facility are secured by a first security interest in the Company’s accounts receivable and a second security interest in substantially all of the Company’s other assets (exclusive of real estate, rolling stock and cash collateral provided

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    FINANCING ARRANGEMENTS—(Continued)

by the Company to the issuer of the letters of credit under the L/C Facility). Under the terms of the Revolving Credit Agreement, as amended, the Company was required to maintain consolidated EBITDA (as described below) of not less than $32.3 million for the two quarter period ended December 31, 2003. For the two quarter period ended December 31, 2003, EBITDA was $32.5 million, which was within covenant. Such calculation including $0.7 million of non-recurring severance charges that a majority of the lenders approved. Had a majority of the lenders not agreed to include $0.7 million of non-recurring severance charges, EBITDA would have been $31.8 million, which would have been less than covenant. The Company was also required to maintain a fixed charge coverage ratio of not less than 0.90 to 1.0 for the two quarter period ended December 31, 2003. The fixed charge coverage ratio for the two quarter period ended December 31, 2003 was 0.98 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated the EBITDA loan covenant under the Revolving Credit Facility which was cured by amending the Loan and Security Agreement dated September 6, 2002 (the “Loan and Security Agreement”) with the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) and the Third Amendment to the Loan and Security Agreement (the “Third Amendment”). Under the Third Amendment, the Company is now required to maintain EBITDA of $43.7 million for the three quarter period ending March 31, 2004 and $59.5 million for the four quarter period ending June 30, 2004. The required level of EBITDA then increases in approximately equal quarterly increments to $64.6 million for the four consecutive quarter period ending December 31, 2004 and to $68.6 million for the four consecutive quarter period ending June 30, 2005. Under the Third Amendment, the Company is now required to maintain a fixed charge coverage ratio of not less than 0.95 to 1.0 for the three quarter period ending March 31, 2004, 1.0 to 1.0 for the four quarter periods ending June 30, 2004 through December 31, 2004, 1.1 to 1.0 for the four quarter period ending March 31, 2005, and 1.2 to 1.0 for the four quarter period ending June 30, 2005 and each quarter thereafter.

In exchange for the lenders waiving the violation of the EBITDA loan covenant for the first and second quarters of 2003 and resetting the loan covenants for future periods, the Second Amendment and Third Amendment required the Company to pay amendment fees that totaled approximately $0.4 million and the Third Amendment increased the interest rate from that of the Loan and Security Agreement from LIBOR plus 3.00% to LIBOR plus 3.50%, or from the U.S. prime rate to the prime rate plus 0.50% for U.S. based prime rate loans. For prime rate based borrowings in Canada, the Third Amendment increased the interest rate from that of the Loan and Security Agreement from the Canadian prime rate to the Canadian prime rate plus 0.50%. The increases in the interest rates under the Third Amendment became effective as of August 1, 2003 and will continue until such time as the Company has maintained a fixed charge coverage ratio in excess of 1.1 to 1.0 for three consecutive quarters. In such event, the interest rates will revert in future periods from LIBOR plus 3.50% to LIBOR plus 3.25%, from the U.S. prime rate plus 0.50% to the U.S. prime plus 0.25% for U.S. based prime rate loans, or from the Canadian prime plus 0.50% to Canadian prime plus 0.25% for Canadian based prime loans.

EBITDA under the Revolving Credit Agreement, as amended, for the two-quarter period ended December 31, 2003 is calculated as follows (dollars in thousands):

Net income	$(3,344)
Accretion of environmental liabilities	5,598
Depreciation and amortization	13,395
Interest expense, net	12,235
Provision for income taxes	3,072
Change in value of embedded derivative	825
Non-recurring severance charges	715

EBITDA	$32,496

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    FINANCING ARRANGEMENTS—(Continued)

Senior Loans and Subordinated Loans.    The Senior Loans and the Subordinated Loans were issued under a Financing Agreement dated September 6, 2002 (the “Financing Agreement”). As explained below, the Senior Loans now bear interest at 7.75% and the Subordinated Loans now bear interest at 22.5% (of which up to one-half may be either paid in cash or in kind at the Company’s option). The Senior Loans and the Subordinated Loans are secured by a first security or mortgage interest in substantially all of the Company’s assets, except for second security interests in the Company’s accounts receivable in which the Agent under the Revolving Credit Facility has a first security interest and the cash collateral provided by the Company to the issuer of letters of credit under the L/C Facility in which such issuer has a first security interest.

The Financing Agreement, as amended, provides for certain covenants the most restrictive of which required that the Company maintain minimum consolidated annualized EBITDA of not less than $50.1 million for the year ended December 31, 2003. For the year ended December 31, 2003, EBITDA was (as described below) $50.7 million, which was within covenant. Such calculation included $1.1 million of non-recurring severance charges that a majority of the lenders agreed to include as restructuring charges under the definition of Consolidated Net Income in the Financing Agreement, as amended. Had a majority of the lenders not agreed to include $1.1 million of non-recurring severance charges, EBITDA would have been $49.6 million, which would have been less than covenant. The Company was also required to maintain an annualized fixed charge coverage ratio (as that term was redefined by the Third Amendment to the Financing Agreement as described below) of not less than 0.8 to 1.0 for the four consecutive quarter period ended December 31, 2003. For the four consecutive quarter period ended December 31, 2003, the fixed charge coverage ratio was 0.9 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated annualized EBITDA of not more than 2.27 to 1.0 for the four consecutive quarter period ended December 31, 2003. For the four consecutive quarter period ended December 31, 2003, the leverage ratio was 1.94 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated certain of the loan covenants under the Senior Loans and Subordinated Loans which was cured by amending the Financing Agreement dated September 6, 2002 (the “Financing Agreement”) with the First Amendment to Financing Agreement (the “First Financing Amendment”) and the Second Amendment to Financing Agreement (the “Second Financing Amendment”). The Company is now required to maintain consecutive four quarters EBITDA of not less than $53.1 million, $59.5 million, $61.7 million and $64.6 million for the periods ending March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $80.3 million, $90.9 million, and $107.1 million for the years ending December 31, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a fixed charge coverage ratio of not less than 0.87 to 1.0, 1.0 to 1.0, 1.05 to 1.0 and 1.12 to 1.0 for the four consecutive quarter periods ending March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.33 to 1.0, 1.43 to 1.0 and 1.55 to 1.0 for the four quarter periods ending December 31, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a leverage ratio of not more than 2.23 to 1.0, 1.80 to 1.0, 1.79 to 1.0 and 1.65 to 1.0 for the four quarter periods ending March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The maximum leverage ratio allowed then decreases in approximately equal quarterly increments to 0.98 to 1.0, 0.62 to 1.0 and 0.21 to 1.0 for the four quarter periods ending December 31, 2005, 2006 and 2007, respectively.

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

EBITDA under the Financing Agreement, as amended, for the year ended December 31, 2003 is calculated as follows (dollars in thousands):

Net loss	$(17,345)
Cumulative effect of change in accounting principle, net of tax	66

Loss before change in accounting principle	(17,279)
Accretion of environmental liabilities	11,114
Depreciation and amortization	26,482
Interest expense	23,724
Provision for income taxes	5,322
Non-recurring severance charges	1,089
Restructuring charges	(124)
Change in value of embedded derivative	379

EBITDA	$50,707

Liquidity.    The Company has cash flow from operating activities of $38.9 million and $5.6 million for the two years ended December 31, 2003 and 2002, respectively. The Company had incurred losses in each of the past two years. At December 31, 2003, the Company had $6.3 million in cash and cash equivalents and $38.9 million available under its revolving credit facility. The Company’s 2004 budget projects that cash generated by operating activities will be sufficient to fund operations, capital expenditures, and environmental spending for remedial and landfill obligations. In addition, the Company projects that it will continue to meet its debt covenant requirements for each of the quarters ending March 31, 2004, June 30, 2004 and September 30, 2004, and for year ending December 31, 2004. The Company’s 2004 plan is dependent upon its ability to continue to generate positive cash flows from operations, retain significant customers and manage its costs and environmental expenditures.

L/C Facility.    The L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 (the “L/C Facility Agreement”) between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provides that Fleet will issue up to $100 million of letters of credit at the Company’s request provided that the Company provides cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company paying Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof). At December 31, 2003, letters of credit outstanding were $85.9 million. The term of the L/C Facility Agreement will expire on September 9, 2005.

EBITDA.    In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles, the Company also uses the non-GAAP measure EBITDA. The Company believes that EBITDA is useful to investors because it is an indicator of the strength and performance of the ongoing

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    FINANCING ARRANGEMENTS—(Continued)

business operations, including the Company’s ability to fund capital expenditures and service debt. In addition to the inclusion of EBITDA in the loan covenants, the number of common shares into which our Series C Convertible Preferred Stock can be converted into was dependent on the level of EBITDA attained during the year ended December 31, 2003. The Company also uses EBITDA to award management incentive bonuses based on the level of EBITDA attained. The Company defines EBITDA in accordance with the Financing Agreement dated September 6, 2002, as amended, between the Company and Ableco Finance, LLC which is earnings before interest expense, income taxes, depreciation and amortization, accretion of environmental liabilities, gains or losses on the embedded derivative and restructuring expenses.

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

The following is a reconciliation that shows how EBITDA reconciles to cash provided from operations for the year ended December 31, 2003:

EBITDA	$50,707
Adjustments to reconcile EBITDA to net cash provided by operating activities:
Interest expense	(23,724)
Provision for income taxes	(5,322)
Allowance for doubtful accounts	2,439
Amortization of deferred financing costs	2,467
Deferred income taxes	(620)
Loss on sale of fixed assets	292
Stock options expensed	29
Loss on embedded derivative	379
Foreign currency loss on intercompany balances	996
Cumulative effect of change in accounting principle	66
Changes in assets and liabilities, net of acquisition:
Accounts receivable	20,265
Unbilled accounts receivable	4,539
Environmental liabilities	(8,268)
Deferred revenue	(2,121)
Other accrued expenses	(3,642)
Other, net	375

Net cash provided by operating activities	$38,857

(9)    LEGAL PROCEEDINGS

General Environmental Matters

The Company’s waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

requirements and alleged violations of existing permits and licenses. At December 31, 2003, the Company was involved in various proceedings the principal of which are described below, in which a governmental authority is a party relating primarily to activities at or shipments from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) except for Safety-Kleen’s Pinewood facility near the town of Pinewood in Sumter County, South Carolina. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware which has jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of December 31, 2003, the Company had reserves of $22.5 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to the Company. During the one-year period which commenced on the effective date of the acquisition of the CSD assets, the Company obtained information necessary to evaluate its assumed liabilities, and based thereon, estimated the fair values of the assumed liabilities. Such adjustments were recorded as part of the purchase price allocation. Now that such one-year period has expired, the Company will no longer make such additional adjustments to the purchase price. Future adjustments that result from pre-acquisition contingencies will be included in the determination of net income in the period in which the adjustment is determined.

The first reason for the Company’s assumption of certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the “CSD Canadian Subsidiaries”) formerly owned by the Sellers (which subsidiaries were not part of the Sellers’ bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the Canadian Subsidiaries are now or may in the future become involved. The second reason is that there are ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below) which, while the Company will not be responsible for damages or other liabilities of the Sellers relating to such proceedings, may nevertheless affect the future operation of certain of the CSD assets. The third reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that the Company will assume and pay certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers’ share of certain cleanup costs payable to governmental entities under the federal Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) or analogous state Superfund laws.

The principal legal proceedings which the Company assumed in connection with its acquisition of the CSD assets are as follows:

Ville Mercier Legal Proceedings.    One of the CSD Canadian Subsidiaries (the “Mercier Subsidiary”) owns and operates a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). A portion of the Mercier Facility is now contaminated as a result of actions dating back to 1968, when the Quebec government

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

issued to the unrelated company which then owned the Mercier Facility two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which the plaintiffs claim was caused by contamination from the former Ville Mercier lagoons and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970’s and early 1980’s. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region.

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, will require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to vigorously review potential likely options which would allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company now anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and the Company has been able to estimate the likely cost of such remediation. Accordingly, the Company recorded in the third quarter of 2003 based upon a plan to settle obligations that was established at the time of the acquisition, as an adjustment to the purchase price of the CSD assets, a net increase in recorded liabilities primarily for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings. At December 31, 2003, the Company had accrued $ 9.7 million relating to the Ville Mercier Legal Proceedings.

FUSRAP Legal Proceedings.    As part of the CSD assets, the Company acquired a hazardous waste landfill in Buttonwillow, California (the “Buttonwillow Landfill”). During 1998 and 1999, the Seller’s subsidiary which then owned the Buttonwillow Landfill (the “Buttonwillow Seller”) accepted and disposed in the Buttonwillow Landfill certain construction debris (the “FUSRAP Wastes”) that originated at a site in New York that was part of the federal Formerly Utilized Sites Remedial Action Program (“FUSRAP”). FUSRAP was created in the mid-1970’s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and the United States military during World War II. The FUSRAP Wastes are primarily construction and demolition debris exhibiting low-activity residual radioactivity that were shipped to the Buttonwillow Landfill by U.S. Army Corps of Engineers.

The California Department of Health Services (“DHS”) has claimed in a letter to the Buttonwillow Seller that the Buttonwillow Seller did not lawfully accept the FUSRAP Wastes under applicable California law and regulations. Both DHS and the California Department of Toxic Substances Control (“DTSC”) filed claims in the Sellers’ bankruptcy proceedings preserving the right of those agencies to claim penalties for damages against the Buttonwillow Seller and possibly seeking to compel removal of the FUSRAP Wastes from the Buttonwillow Landfill. The specified agencies are still investigating whether they believe the Buttonwillow Seller violated any California law or regulation and, aside from the letter to the Buttonwillow Seller and the filing of the proofs of claim in the Sellers’ bankruptcy proceedings, the California agencies have not commenced any enforcement proceedings relating to the Buttonwillow Landfill. However, in November 2003, a California non-profit corporation allegedly acting under the California Unfair Business Practices Act added the Company (as the current owner of the Buttonwillow Landfill) as a defendant to a lawsuit which that corporation had originally brought in 2000 against certain of the Sellers in the California Superior Court for the County of Los Angeles.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

That lawsuit seeks, among other matters, an order requiring the named defendants (which now include the Company) to remove the FUSRAP Wastes from the Buttonwillow Landfill and to dispose of this material at a facility licensed for disposal of radioactive waste.

Under the Sale Order, the Company is not liable for penalties, if any, which the Buttonwillow Seller might ultimately be determined to owe to the DHS and DTSC, but the Company could potentially be liable for removal costs if such agencies or the non-profit corporation described above were ultimately to obtain a final non-appealable order determining that the FUSRAP Wastes were improperly disposed of at the Buttonwillow Landfill and directing that such wastes be removed. The Company now estimates the cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.9 million. However, both the Sellers and the Company believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations and they will vigorously resist any efforts to require that such wastes be removed. In addition, the Company believes that the California state court in the suit brought by the non-profit corporation under the California Unfair Business Practices Act described above (which is currently the only pending legal proceeding relating to the FUSRAP Wastes to which the Company is a party) could not properly grant any order requiring the Company to remove the FUSRAP Wastes. Although the Company has established reserves to cover its estimated legal costs to be incurred in connection with this legal proceeding, the Company has not accrued any costs of removing the FUSRAP Wastes because the Company believes that only a remote possibility exists that a final order will be issued requiring the Company to remove such wastes.

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

The appeal process involves two phases, a preliminary hearing to determine whether there is sufficient evidence to proceed to a hearing and, if so, a hearing to determine whether the conditions imposed by the local agency are inadequate. In the Buttonwillow proceeding, the preliminary hearings were held intermittently from November 2001 through May 2002. The Appeal Board issued its preliminary hearing decision on July 18, 2002. The Appeal Board rejected nine of the ten issues submitted to it by the petitioners. The Appeal Board decided that one issue should proceed to a full hearing, namely Issue Y, which challenges a permit condition that establishes certain limits on the disposal of radioactive waste at the facility. In the full hearing to be held on Issue Y, the Appeal Board must determine whether there is clear and convincing evidence that the provision in the CUP governing the receipt of radioactive waste fails to protect the public health, safety or welfare. The hearing phase of the proceeding has not yet been scheduled. The Company has convened a panel of experts to review the technical issues and is prepared to vigorously present its case to the Appeal Board. The parties are also currently engaged in settlement negotiations. Although the Company has established reserves to cover its estimated legal costs to be incurred in connection with this legal proceeding, the outcome of the proceeding cannot be predicted nor can a range of probable loss be estimated; accordingly the Company has not recorded any other liability relating to this proceeding.

Assumption of Certain CSD Superfund Liabilities.    The Company’s agreement to pay as part of the purchase price for the CSD assets the Sellers’ share of certain cleanup costs payable to governmental entities under federal and state Superfund laws relate primarily to (i) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors to which the Sellers shipped hazardous wastes, (ii) two properties included in the CSD assets which are now subject to

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

Superfund proceedings and for which one or more of the Sellers has been designated a Potentially Responsible Party (“PRP”), (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as PRPs, and (iv) several inactive Superfund sites owned by third parties where the Sellers have been named as PRPs but as to which the Sellers and the Company believe the Sellers have no significant liabilities.

Federal and state Superfund laws generally impose joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes which are present on such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of those Sellers’ liabilities which the Company has agreed to assume for cleanup costs at Superfund sites where one or more of the Sellers has been designated as a PRP, the Company therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites, the Sellers’ negotiated volumetric share of liability (where applicable), the Company’s prior knowledge of the relevant sites, and the Company’s general experience in dealing with the cleanup of Superfund sites.

Marine Shale Processors.    Beginning in the mid-1980’s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shut down its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the Recycling Park, Inc. site.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. If the EPA or the Louisiana Department of Environmental Quality (“LDEQ”) were to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers could be exposed to liability for cleanup costs as PRPs and, in such event, the Company could be obligated to pay all or a portion of such costs in accordance with the Company’s agreement described above to assume certain of the Sellers’ Superfund liabilities to governmental entities as part of the purchase price for the CSD assets. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

volumetric basis. Accordingly, the Company has determined that the remedial liabilities and associated legal costs are now probable and estimable, and the Company recorded in the third quarter of 2003, as adjustments to the purchase price of the CSD assets, liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws at the Marine Shale facility and the Recycling Park, Inc. site. At December 31, 2003, the Company had accrued $13.8 million relating to Marine Shale facility and the Recycling Park, Inc. site.

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

The Burton Road Property is now vacant but was formerly operated by the Sellers as a waste transfer and truck cleaning facility, and the property is located within the boundaries of a state designated Superfund site known as the Hollis Road Site. In June 2000, the South Carolina Department of Health and Environmental Control (“DHEC”) initiated a lawsuit against the Sellers and two other parties that owned or operated facilities within the Hollis Road Site boundaries. On February 7, 2003 the Company and two subsidiaries of the Seller entered into a Consent Decree with the DHEC, which has been approved by the United States District Court, settling the South Carolina claims and lawsuit with respect to the Hollis Road Superfund site and the Burton Road Property. The Consent Decree contains a customary covenant not to sue and contribution protection provisions for the Company, and also contains a limited “re-opener” provision. The re-opener provision would require the Company to perform soils remediation work within the boundaries of its Burton Road Property if new releases or spills were to occur or if there was independently verifiable data to substantiate that a specified contaminant or its degradation products were discovered above certain concentration levels in the soils at the Burton Road Property. At this time the Company is aware of no data which identifies such contamination at the Burton Road property. At December 31, 2003, the Company had reserves totaling $4.3 million relating to its liabilities at the North New York Street Property and the Burton Road Property.

Active Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes which are present on an aggregate of 35 sites owned by third parties which have subsequently been designated as federal or state Superfund sites and at which the Sellers, along with other parties, have been designated as PRPs. At 30 of those sites, the Sellers have addressed their cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. Of the five remaining active sites at which one or more of the Sellers has been designated as a PRP, the Company on behalf of the Sellers is contesting liability at two sites and plans to fund participation by the Sellers as settling PRPs at three sites. For the 35 sites, the Company had reserves of $20.3 million at December 31, 2003. In addition, the Company estimates that the discounted reasonably possible additional liabilities for the 35 sites total approximately $2.0 million.

Inactive Third Party Superfund Sites.    In addition to the active Superfund sites owned by third parties, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

which the Company believes are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations by the Sellers. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited “re-opener” provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. Except to the extent that minimal amounts remain to be paid under existing consent decrees, settlement agreements or similar arrangements, the Company has not established reserves for any of the inactive sites because the Company believes that the Sellers’ cleanup liabilities with respect to those sites have already been resolved.

Other Legal Proceedings Related to CSD Assets

In addition to the legal proceedings which the Company assumed in connection with the acquisition of the CSD assets, one lawsuit has been filed against the Company subsequent to the acquisition based in part upon allegations relating to the Company’s current operations of a former CSD facility. In December 2003, a lawsuit was filed in the 18th Judicial District Court in Iberville Parish, Louisiana, against the Company’s subsidiary which acquired and now operates a deep injection well facility near Plaquemine, Louisiana. This lawsuit was brought under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that the Company’s former facility manager made false representations and failed to disclose material information to the regulators about the site after the Company acquired it in September 2002. The plaintiffs seek an order declaring the injection well to be located within the banks or boundaries of a body of surface water under state law, to prevent further alleged violations of state law, payment of civil penalties, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees.

The Company believes this lawsuit is without merit, and intends to fully and vigorously defend against the claims made. The Company further believes that, since its acquisition by the Company, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the area complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs’ claims relate to actions or omissions allegedly taken or caused by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. Although the Company has established reserves to cover its estimated legal costs to be incurred in connection with this proceeding, this litigation is in its very preliminary stages and the Company is therefore unable to estimate any other potential liability relating to the lawsuit.

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets, the Company is also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include certain federal securities class action litigation, certain Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, two EPA regulatory proceedings, and litigation involving the former holders of the Company’s subordinated notes.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

Federal Securities Class Action Litigation.    On November 18, 2003, an individual plaintiff who purchased 1,700 shares of the Company’s common stock filed a purported class action suit in the United States District Court for the District of Massachusetts against the Company and a current and former officer of the Company. The plaintiff alleges violation of the Securities Exchange Act of 1934 and regulations promulgated thereunder by the Securities and Exchange Commission (the “SEC”), and seeks certification of a class that would consist of all purchasers of the Company’s stock between November 19, 2002 and August 14, 2003. Principally, the complaint alleges that in connection with certain public announcements the defendants failed to disclose adverse information with respect to the impact of the acquisition of the CSD assets on the Company and that certain financial projections, particularly the guidance issued with respect to anticipated EBITDA for 2003, were overstated and made without reasonable basis. Subsequently, three additional plaintiffs who purchased 300, 16,500 and 1,500 shares of the Company’s common stock, respectively, filed complaints in the same court containing essentially the same allegations and seeking the same class certification. In January 2004, several plaintiffs within the putative class filed, through their attorneys, competing motions seeking to be named lead plaintiff, seeking the right to select lead counsel and seeking consolidation of the four suits. The Company anticipates that these actions will be consolidated during the first quarter of 2004, after which the Company will file its formal legal response to the consolidated suit.

The Company believes that at all times during the purported class period the Company and the two other defendants conducted themselves in compliance with relevant securities laws and that the guidance as to anticipated EBITDA and other forward-looking statements contained in the Company’s public announcements are protected by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company intends to vigorously contest the plaintiffs’ allegations. However, this litigation is in its very preliminary stages, and the Company is therefore unable to give an assessment of any potential impact on the Company.

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

The Company’s subsidiary which owns the Bristol, Connecticut facility is involved in one of the 28 Superfund sites. As part of the acquisition of the Bristol, Connecticut and Cincinnati, Ohio facilities, the seller and its now parent company, Cemex, S.A., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facilities, which would include any liability arising from Superfund sites.

Six of the 28 sites involve former subsidiaries of ChemClear Inc. Some of these sites have been settled, and the Company believes its ultimate exposure with respect to the remaining such sites will not be material to the Company’s result of operations, cash flow from operations or financial position.

In July 1992, the Company acquired a transportation company which is involved in four of the 28 sites, as a transporter of waste generated by others prior to the Company’s purchase of that transportation company. The Company acquired that transportation company in exchange for 233,000 shares of the Company’s common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers’ agreement to indemnify the Company against potential undisclosed liabilities, including environmental liabilities

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

arising from prior ownership and operation of that transportation company. The Company anticipates those escrow shares will be released during 2004 since no additional environmental claims have been asserted against the Company.

One of the 28 sites relates to Murphy’s Waste Oil Services, Inc., which the Company acquired in 1989. The Company has been identified as a PRP at two other of the 28 sites, but the Company believes that it has no liability at those sites.

As of December 31, 2003 and 2002, the Company had reserves of $0.2 million for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP.

EPA Enforcement Actions:

Kimball Facility.    On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Company’s subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8-10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. The EPA alleges, among other things, that the facility had open containers of incinerator ash in the ash stabilization building, stored incompatible wastes without adequate separation, and failed to label equipment in hazardous waste service. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project (“SEP”). The Company will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company’s own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company’s subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as the environmental services are rendered over the two-year period. At December 31, 2003, the Company had accrued $132 thousand for its SEP liability.

Chicago Facility.    By letter dated January 16, 2004, Region V of the EPA (“EPA Region V”) in Chicago, Illinois notified the Company that EPA Region V believes the Company’s Chicago, Illinois facility may be in violation of the National Emission Standard for Benzene Waste Operations Subpart FF regulations promulgated under the Clean Air Act and that EPA Region V may seek injunctive relief and civil penalties for these alleged violations. The alleged violations pertain to total annual benzene quantity determinations and reporting, provisions of individual waste stream identification and emissions control information, and treatment and control requirements for the benzene waste streams. The Company believes that its Chicago facility complies in all material respects with these regulations and has engaged in ongoing settlement discussions with EPA Region V to resolve the issues described in the letter from EPA Region V without litigation. The results of those discussions cannot be determined at this time.

Litigation Involving Former Holders of Subordinated Notes.    On April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation,

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    LEGAL PROCEEDINGS—(Continued)

and certain other institutional lenders (collectively, the “Lenders”) $35 million of 16% Senior Subordinated Notes due 2008 (the “Subordinated Notes”) as part of the Company’s refinancing of all its then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the “Purchase Agreement”), the Company was also required to pay a $350 thousand closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company’s common stock (the “Warrants”) exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company’s ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, the Company would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called “Make Whole Amount” computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Subordinated Notes. The Purchase Agreement also provided that, if the Company should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called “Make Whole Amount” then in effect.

During several months prior to the Company’s acquisition of the CSD assets effective September 7, 2002, the Company sought the Lenders’ cooperation with respect to such acquisition and to include the Lenders in a refinancing of the Company’s outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, ultimately refused to provide any such cooperation. The Company thus notified the Lenders that it was proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the “Make Whole Amount” of $16,991,129, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders’ demand, the Company immediately paid in full the amount demanded, while notifying the Lenders that it was paying the “Make Whole Amount” under protest. It is the Company’s position that if the payment to the Lenders is not deemed to be voluntary and the 48.5% “Make Whole Amount” is deemed unconscionable, the “Make-Whole Amount” is likely to be held unenforceable under Massachusetts case law.

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Suffolk Superior Court seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was granted. Discovery in the proceedings has been completed and all parties have served and filed motions for summary judgment. A hearing on the parties’ respective motions for summary judgment was held on January 21, 2004. At present, those motions are still under advisement with the court.

(10)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES

The Company records environmental related accruals for both its landfill and non-landfill operations. See Note 3 for further discussion of the Company’s methodology for estimating and recording these accruals.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

Environmental Liabilities Assumed — For the quarter ended September 30, 2002, the Company estimated, based upon the due diligence performed and the information that it then knew, that the Company had assumed environmental liabilities of approximately $266.0 million in the acquisition of the CSD assets from Safety-Kleen. Based upon a plan to settle obligations that was established at the time of the acquisition and additional information gathered under the plan through the first anniversary of acquisition, the Company now estimates that the environmental liabilities assumed as of the acquisition date in accordance with GAAP totaled approximately $184.5 million. The $81.5 million decrease in the assumed environmental liabilities consists of decreases that total $103.5 million and consists of a $50.0 million decrease due to the Company’s discounting the environmental remedial liabilities in order to record the liabilities at fair value under purchase accounting, a $46.7 million decrease as a result of adopting Statement of Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in the first quarter of 2003, and a net $6.8 million reduction due to changes in estimates based on the Company’s evaluation of the obligations and changes in plan to settle obligations. These decreases were partially offset by a $22.0 million increase in environmental liabilities due to the Company being able to estimate in the third quarter of 2003 the cost of potential remedial and legal liabilities relating to the Ville Mercier Legal Proceedings and Marine Shale, as further discussed in Note 9, that the Company was not previously able to estimate.

During the fourth quarter of 2003, the Company reviewed its landfill capacity and projected requirements for additional landfill capacity. The Company determined that certain permitted and unpermitted airspace was now highly probable based on information received from a regulatory authority for a permit expansion that had been previously determined to be not highly probable. In addition, the Company decided to pursue certain airspace expansions and to utilize certain constructed landfill capacity that had previously been determined to be not highly probable. These decisions resulted in an $11.4 million reduction to the landfill retirement liability and a corresponding decrease to landfill assets and asset retirement costs.

Reserves for closure, post-closure and remedial obligations are as follows (in thousands):

	2003	2002
Landfill facilities:
Cell closure	$13,744	$20,336
Facility closure	1,713	12,125
Post-closure	2,246	28,304

	17,703	60,765

Non-Landfill retirement liability:
Facility closure	7,992	—

Remedial liabilities:
Remediation for landfill sites	5,525	4,519
Remediation, closure and post-closure for closed sites	97,535	104,899
Remediation (including Superfund) for non landfill open sites	54,376	34,428

	157,436	143,846

Total	$183,131	$204,611

All of the landfill facilities included in the table above are active as of December 31, 2003.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remedial activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2004	$20,812
2005	24,200
2006	20,677
2007	17,984
2008	13,214
Thereafter	341,637

Subtotal	438,524
Less: Reserves to be provided (including discount of $167.2 million) over remaining site lives	(255,393)

Total	$183,131

The changes to environmental liabilities for the year ended December 31, 2003 are as follows (in thousands):

	December 31, 2002	Cumulative Effect of Changes in Accounting for Asset Retirement Obligation	Purchase Accounting Adjustment Due to Change in Accounting for Asset Retirement Obligation	Other Purchase Accounting Adjustments	New Asset Retirement Obligations	Accretion and other charges to Expense	Decrease Due to Increase in Highly Probable Airspace and other Changes in Estimates	Currency translations, reclassifi- cations and other	Payments	December 31, 2003
Landfill retirement liability	$60,765	$(79)	$(38,794)	$2,851	$1,004	$3,476	$(11,596)	$127	$(51)	$17,703
Non-landfill retirement liability	—	1,381	8,489	761	—	1,042	49	(1,045)	(2,685)	7,992
Remedial liabilities:
Remediation for landfill sites	4,519	—	—	662	—	230	—	358	(244)	5,525
Remediation, closure and post-closure for closed sites	104,899	537	(16,363)	6,003	—	3,804	—	2,228	(3,573)	97,535
Remediation (including Superfund) for non-landfill open sites	34,428	—	(16)	18,059	—	2,347	—	978	(1,420)	54,376

Total	$204,611	$1,839	$(46,684)	$28,336	$1,004	$10,899	$(11,547)	$2,646	$(7,973)	$183,131

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

The changes to the environmental liabilities for the year ended December 31, 2002 are as follows (in thousands):

	December 31, 2001	Assumed in the CSD Acquisition	Charges to Expense	Reclassifications and other	Payments	December 31, 2002
Landfill retirement liability	$—	$58,978	$1,507	$307	$(27)	$60,765
Remedial liabilities:
Remediation for landfill sites	—	4,498	37	(16)	—	4,519
Remediation, closure and post-closure for closed sites	—	107,013	979	153	(3,246)	104,899
Remediation (including Superfund) for non-landfill open sites	1,881	32,408	519	(148)	(232)	34,428

Total	$1,881	$202,897	$3,042	$296	$(3,505)	$204,611

The Company adopted SFAS No. 143 as January 1, 2003. The following table presents the liability for the asset retirement obligations calculated on a proforma basis as of December 31, 2002 and 2001 as if the Statement had been previously adopted. The pro forma amounts of the liabilities were calculated using the same assumptions as were used upon the adoption of the Standard (amounts in thousands):

	Pro Forma December 31, 2002	Pro Forma December 31, 2001
Landfill facilities	$24,748	$227
Non-Landfill facilities	8,871	463

Total	$33,619	$690

The following table shows the adjustment to income (loss), and basic and diluted earnings (loss) per share as if SFAS No. 143 were adopted as of January 1, 2001 (in thousands except for per share amounts):

	2002	2001
Reported net income (loss)	$(28,191)	$5,540
Pro forma adjustment, net of tax	155	(46)

Adjusted net income (loss)	$(28,036)	$5,494

Basic earnings (loss) per share:
Attributable to common shareholders as reported	$(2.42)	$0.45
Pro forma adjustment, net of tax	0.01	—

Adjusted basic earnings (loss) attributable to common shareholders	$(2.41)	$0.45

Diluted earnings (loss) per share:
Attributable to common shareholders	$(2.42)	$0.40
Interest accretion	0.01	—

Adjusted diluted earnings (loss) attributable to common shareholders	$(2.41)	$0.40

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

Estimation of Certain Preacquisition Contingencies — Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price for those assumed liabilities which are not both probable and estimable. As described in Note 9, “Legal Proceedings,” under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” as of December 31, 2002 the Company was unable to estimate the amount of potential remedial liabilities in connection with the facility and site which are the subject of these proceedings, but, as part of the integration plan of the CSD acquisition, the Company committed to obtaining the data required so that the Company could record such liabilities as adjustments to the purchase price. Sufficient additional information on these proceedings was obtained prior to the first anniversary to allow the Company to record these liabilities as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles in the United States. Accordingly, additional discounted environmental liabilities were recorded as part of the purchase price in the quarter ended September 30, 2003 in the amounts of $13.4 million and $4.2 million relating to Marine Shale Processors and the Ville Mercier Legal Proceedings, respectively.

Remedial liabilities, including Superfund liabilities — As described in the tables above under “Reserves for closure, post-closure and remedial obligations,” the Company had as of December 31, 2003 a total of $157.4 million of estimated liabilities for remediation of environmental contamination, of which $5.5 million related to the Company’s landfills and $151.9 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 56 active Superfund sites as of December 31, 2003. As described in Note 9, “Legal Proceedings,” the Company has assumed and agreed to pay as part of the purchase price for the CSD assets the Sellers’ share of certain cleanup costs payable to governmental entities for certain other sites where one or more of the Sellers have been named or may potentially be named as a PRP. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

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

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third party engineers and attorneys to estimate accurately the aggregate liability for environmental liabilities to which the Company became subject as a result of the acquisition. Those environmental liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain environmental liabilities owed or potentially owed by the Sellers. In

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to clean-up procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated clean-up activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean-up cost, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2003 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation and closure and post-closure liabilities for non-landfill facilities relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $157.4 million. The Company also estimates that it is “reasonably possible”, as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $22.5 million greater than such $157.4 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company’s business (16 facilities)	$37,549	23.9%	$8,543
Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remediation liabilities for such facilities was part of the purchase price for CSD assets (12 facilities)	97,535	61.9	11,719
Superfund sites for which the Company agreed to indemnify certain environmental liabilities of the Sellers as part of purchase price for CSD assets (19 sites)	20,285	12.9	2,048
Sites for which the Company had liabilities prior to the acquisition of CSD assets (3 Superfund sites and 4 other sites)	2,067	1.3	206

Total	$157,436	100.0%	$22,516

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    CLOSURE, POST-CLOSURE AND REMEDIAL LIABILITIES—(Continued)

Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$37,898	24.1%	$5,397
Bridgeport, NJ	Closed incinerator	27,693	17.6	3,315
Marine Shale Processors	Potential third party Superfund site	13,756	8.7	1,376
Roebuck, SC	Closed incinerator	10,336	6.6	831
Mercier, Quebec	Open incineration facility and legal proceedings	10,320	6.6	1,057
Cleveland, OH	Closed wastewater treatment	8,074	5.1	735
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (24 facilities)	42,636	27.0	9,114
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which waste generated or shipped by either the Company or the Sellers (or their predecessors) are present (22 sites)	6,723	4.3	691

Total		$157,436	100.0%	$22,516

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, and restricted cash and cash equivalents approximate fair value. The Company borrowings at variable interest rates approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair values of the Company’s Subordinated Loans cannot be determined, since there is no active market in these securities. At December 31, 2003 and 2002, the estimated fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying Amount	Fair Value
December 31, 2003
Cash and cash equivalents	$6,331	$6,331
Restricted cash and cash equivalents	88,817	88,817
Subordinated Loans for which no quoted market prices are available	40,000	—
Borrowings at variable rates	142,500	142,500
December 31, 2002
Cash and cash equivalents	$13,682	$13,682
Restricted cash and cash equivalents	60,509	60,509
Subordinated Loans for which no quoted market prices are available	40,000	—
Borrowings at variable rates	132,709	132,709

See Notes 3 and 8 for further discussion on restricted cash and cash equivalents.

(12)    COMMITMENTS AND CONTINGENCIES

Leases.    The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2004	$1,548	$8,571
2005	1,442	6,812
2006	1,295	4,000
2007	805	2,318
2008	275	1,435
Thereafter	—	1,837

Total minimum lease payments	5,365	$24,973

Less imputed interest at interest rates ranging from 1.67% to 22.0%:	(746)

Present value of future minimum lease payments	$4,619

Total capital lease obligations	$4,619
Less: current portion of capital lease obligations	1,207

Long-term capital lease obligations	$3,412

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

During the years 2003, 2002 and 2001 rent expense was approximately $30.0 million, $17.9 million, and $13.5 million, respectively.

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

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers’ compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims. The deductible per occurrence for the workers’ compensation, general liability and vehicle liability is $0.5 million. The deductible per occurrence for the environmental impairments is $1.0 million. At December 31, 2003 and 2002, the Company had accrued $2.8 million and $2.2 million, respectively, for its self-insurance liabilities.

Gain Contingency.    In 2003, the Company filed an insurance claim in the amount of $4.5 million for reimbursement of costs incurred and lost profits relating to a fire that occurred at a then CSD owned facility that the Company acquired as part of the acquisition of the CSD assets from Safety-Kleen Corp. The Company recorded $1.2 million as a receivable for out-of-pocket costs, and the Company determined that $3.3 million of the claim related to lost profits was a gain contingency. The Company will record the portion of the claim that represents lost profits as a component of other income if or when a settlement is reached with the insurance company.

(13)    INCOME TAXES

The domestic and foreign components of income (loss) before provision for income taxes and cumulative effect of change in accounting principle are as follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Domestic	$(27,347)	$(31,598)	$7,952
Foreign	15,390	7,194	—

Total	$(11,957)	$(24,404)	$7,952

The provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(545)	$315
State	185	610	750
Foreign	5,701	2,047	—

Total	5,886	2,112	1,065

Deferred
Federal	—	488	1,571
State	—	564	(224)
Foreign	(564)	623	—

Total	(564)	1,675	1,347

Net provision for income taxes	$5,322	$3,787	$2,412

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    INCOME TAXES—(Continued)

The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2003	2002	2001
Book income at statutory rate	$(4,065)	$86	$2,704
State income taxes, net of federal benefit	148	556	1,145
Foreign rate differential	330	202	—
Foreign income inclusion	3,378	2,446	—
Adjustment of prior year’s estimated attributes	(362)	(456)	(585)
Change in valuation allowance	5,632	551	(1,248)
Other	261	402	396

Net provision for income taxes.	$5,322	$3,787	$2,412

The components of the total net deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows (in thousands):

	2003		2002
	US	Foreign	US	Foreign
Current
Workers compensation accrual	$1,124	$—	$910	$—
Provision for doubtful accounts	1,228	—	(206)	—
Environmental liabilities	4,296	178	3,404	134
Accrued expenses	1,497	—	1,217	—
Accrued compensation	446	—	1,833	—
Miscellaneous	(3,139)	—	(1,145)	—
Net operating loss carryforwards	—	—	—	—

Total current deferred tax asset/(liability)	5,452	178	6,013	134
Less valuation allowance	(5,452)	—	(6,013)	—

Net current deferred tax asset/(liability)	—	178	—	134

Long-Term
Environmental liabilities	38,526	4,771	69,651	2,987
Property, plant and equipment	(16,071)	1,120	(41,191)	(3,963)
Permits	(21,087)	703	(25,243)	(2,488)
Net operating loss carryforwards	23,706	—	18,635	—
Tax credit carryforwards	1,660	—	1,660	—

Total long-term deferred tax asset/(liability)	26,734	6,594	23,512	(3,464)
Less valuation allowance	(26,734)	—	(23,512)	—

Net long-term deferred tax asset/(liability)	—	6,594	—	(3,464)

Net deferred tax asset/(liability)	$—	$6,772	$—	$(3,330)

The Company has US federal net operating loss carryovers of approximately $ 60.4 million at December 31, 2003 which begin to expire in 2010. The Company has federal tax credit carryovers of approximately $1.7 million at December 31, 2003 which begin to expire in 2007.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    INCOME TAXES—(Continued)

In the fourth quarter of 2002 the Company recorded a benefit of approximately $682 thousand as a result of the favorable resolution of a federal alternative minimum tax net operating loss carryback claim.

The Company provides for U.S. taxes on all of its foreign earnings but they are not considered to be permanently invested outside the U.S.

The Company maintains a full valuation allowance against its U.S. deferred tax assets as it is more likely than not that these assets will not be realized in the future. The valuation allowance at December 31, 2003 was $32.2 million.

In the third quarter of 2002, the Company established a $16.9 million valuation allowance on the deferred tax assets recorded in connection with the acquisition of the CSD assets. The valuation allowance was subsequently reduced to $4.4 million in 2003 as a result of adjustments to the deferred tax assets recorded in the acquisition. In the third quarter of 2002, the Company established a valuation allowance against its existing net deferred tax assets position of $1.1 million in recognition of the difficulty posed in projecting future profits in view of the acquisition. All reductions to the valuation allowance associated with the CSD acquisition in the future will be recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit.

In 2001, the Company determined that it was more likely than not that all of the Company’s net deferred tax assets would be utilized with the exception of certain net operating loss carrryforwards subject to an annual limitation on their use. Accordingly, the 2001 provision contains a benefit of $1.2 million relating to a reduction in the valuation allowance.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share computations (in thousands except for per share amounts):

	Year Ended 2003
	Loss (Numerator)	Shares (Denominator)	Loss Per-Share
Loss before cumulative effect of change in accounting principle	$(17,279)
Less preferred stock dividends and accretion	3,287

Basic and diluted loss available to common shareholders before cumulative effect of change in accounting principle	(20,566)	13,553	$(1.52)
Cumulative effect of change in accounting principle, net of income taxes	(66)	13,553	—

Basic and diluted loss attributable to common shareholders	$(20,632)	13,553	$(1.52)

	Year Ended 2002
	Loss (Numerator)	Shares (Denominator)	Loss Per-Share
Loss before cumulative effect of change in accounting principle	$(28,191)
Less preferred stock dividends and accretion	1,291

Basic and diluted loss available to common shareholders before cumulative effect of change in accounting principle	(29,482)	12,189	$(2.42)
Cumulative effect of change in accounting principle, net of income taxes	—	12,189	—

Basic and diluted loss attributable to common shareholders	$(29,482)	12,189	$(2.42)

	Year Ended 2001
	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
Net income before cumulative effect of change in accounting principle	$5,540
Less preferred stock dividends	448

Basic EPS (income available to shareholders) before cumulative effect of change in accounting principle	5,092	11,404	$0.45
Cumulative effect of change in accounting principle, net of income taxes	—	—	—

Basic EPS (income available to shareholders)	5,092	11,404	0.45
Effect of dilutive securities	—	1,272	(0.05)

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,092	12,676	$0.40

Because the effects would be anti-dilutive for the periods presented, the above computation of diluted earnings (loss) per share excludes the assumed conversion of the Series C Preferred Stock into 3.3 million and 2.4 million shares of common stock for the years ended December 31, 2003 and 2002, respectively, the assumed exercise of the warrants issued in conjunction with the $35 million Subordinated Notes in 2001 into 1.2 million shares of common stock for the year ended December 31, 2002, the assumed exercise of 1.8 million, 1.2

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    EARNINGS (LOSS) PER SHARE—(Continued)

million and 0.4 million stock options for the years ended December 31, 2003, 2002 and 2001, respectively, and the assumed conversion of the Series B Preferred Stock into 0.3 million common shares for the years ended December 31, 2003, 2002 and 2001. Only those options and warrants where the exercise price was less than the average market price of the common shares for the year are included in the above calculations.

(15)    REDEEMABLE SERIES C PREFERRED STOCK

The Company issued the Series C Convertible Preferred Stock, $0.01 par value (“Series C Preferred Stock”), on September 10, 2002 for an aggregate of $25 million in cash to six institutional investors pursuant to a Securities Purchase Agreement dated September 6, 2002 between the Company and such investors. Subject to certain limitations, the Series C Preferred Stock will generally vote together with the Series B Convertible Preferred Stock, $0.01 par value (the “Series B Preferred Stock”), and the common stock, $0.01 par value, on all actions to be taken by the stockholders of the Company with each share of Series C Preferred Stock having the number of votes equal to the number of shares of common stock into which that share of Series C Preferred Stock is then convertible.

The Series C Preferred Stock is entitled to receive dividends at an annual rate of 6% (such dividends were paid in cash through March 2003 and accrue and compound thereafter), will be mandatorily redeemable in September 2009 at its stated value and accrued dividends, or at any time after issuance (together with accrued dividends thereon) will be convertible at the holder’s option into shares of the Company’s common stock. The conversion price was initially $10.50 per share of common stock (subject to customary adjustments for antidilution), but was reset to $8.00 per share of common stock effective as of January 1, 2004 because both (i) the Company’s Consolidated EBITDA for the year ending December 31, 2003 was less than $115 million and (ii) the average trading price for the Company’s common stock for the month of December 2003 was less than $27.50. In no event, however, will the Company be obligated to issue more shares of common stock upon the conversion of the Series C Preferred Stock than is permitted under the rules and regulations of the Nasdaq Stock Market. Accordingly, unless the Company’s common stockholders shall in the future approve the issuance of a greater number of common shares upon the conversion of the Series C Preferred Stock, the maximum number of common shares which may be issued upon conversion of the Series C Preferred Stock will be limited to 2,432,946 shares (which equals 19.99% of the total number of primary shares of the Company’s common stock outstanding on the date the Series C Preferred Stock was issued). To the extent (if any) that the purchase price of the Series C Preferred Shares, plus the amount of any accrued dividends, would otherwise be convertible into more than the number of shares permitted under Nasdaq rules, and the Company’s common stockholders shall not have approved the issuance of the excess common shares, the Company will be obligated to issue only that 2,432,946 common shares and to pay in cash to the holders of the Series C Preferred Stock the then market value of the additional common shares which cannot be issued because of the foregoing limitation.

The Company issued the Series C Preferred Stock for $25 million on September 10, 2002, and incurred $2.9 million of issuance costs. The Company determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consists of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) which matures in 2009 with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15.7 million for the Host Contract with the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    REDEEMABLE SERIES C PREFERRED STOCK—(Continued)

remaining cash proceeds received at issuance of $9.3 million assigned as the fair value of the Embedded Derivative. The Series C Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which has been recorded through the balance sheet date with regard to the $9.3 million discount which was originally recorded for the Host Contract and plus the amount of accretion for issuance costs. Such discount and issuance costs are being accreted over the life of the Series C Preferred Stock (or until the earlier conversion of the Series C Preferred Stock at the option of the holders), with such accretion being recorded as a reduction in Additional Paid-in-Capital. During the periods from September 10 through December 31, 2002, and from January 1 through December 31, 2003, the amounts of that accretion were $0.4 million and $1.3 million, respectively. The Company recorded in Other Long-term Liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically marks that value to market until such time as the maximum number of shares of common stock which may be issued upon conversion of the Series C Preferred Stock is determined. As of December 31, 2002, the market value of the Embedded Derivative was determined to be $9.2 million and the Company recorded $0.1 million of Other Income during 2002 to reflect such adjustment. As of December 31, 2003, the market value of the Embedded Derivative was determined to be $9.6 million, and the Company recorded $0.4 million of Other Expense during 2003 to reflect such adjustment.

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

(16)    STOCKHOLDERS’ EQUITY

(a)    Stock Option Plans

In 1992 the Company adopted an equity incentive plan, which provides for a variety of incentive awards, including stock options (“1992 Plan”), and in 2000, the Company adopted a stock incentive plan, which provides for awards in the form of incentive stock options, non-qualified stock options and restricted stock (“2000 Plan”). In 2002, the Company amended the 2000 Plan by increasing the awards that can be issued under the 2000 Plan from 0.8 million shares to 1.5 million shares. As of December 31, 2003, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options. These options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. As of December 31, 2003, the Company had reserved 269,214 shares of common stock for issuance under the 2000 Plan, exclusive of shares previously issued under the Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2003 options for an aggregate of 544,290 shares which shall

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    STOCKHOLDERS’ EQUITY—(Continued)

remain in effect until such options are either exercised or expire in accordance with their terms. In addition, there were on December 31, 2003, an aggregate of 37,500 options outstanding under the Company’s 1987 Equity Incentive Plan which had expired in 1997.

Under the terms of the 2000 Plan, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. No compensation expense related to stock option grants to employees was recorded in 2003, 2002 or 2001, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant. During 2002, the Company granted options to a non-employee of the Company, and in accordance with SFAS No. 123 “Accounting for Stock Based Compensation,” recorded an expense of $29 thousand and $166 thousand related to those options for the years ended December 31, 2003 and 2002, respectively.

Activity under the Plans for the three years ended December 31, 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,547,472	$2.10
Granted at fair value	214,500	2.70
Forfeited	(179,230)	2.12
Exercised	(55,860)	1.96

Outstanding at December 31, 2001	1,526,882	2.18
Granted at fair value	193,800	8.14
Forfeited	(50,020)	3.08
Exercised	(478,144)	2.06

Outstanding at December 31, 2002	1,192,518	3.17
Granted at fair value	967,042	12.54
Forfeited	(154,685)	11.23
Exercised	(246,965)	2.10

Outstanding at December 31, 2003	1,757,910	$7.76

Summarized information about stock options outstanding at December 31, 2003 is as follows:

				Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.44—1.75	25,250	3.19	$1.56	24,250	$1.56
1.81	133,590	4.32	1.81	133,590	1.81
1.88—2.06	150,850	4.58	1.97	103,850	1.94
2.13	119,334	3.91	2.13	84,834	2.13
2.26—2.50	217,394	5.36	2.45	110,794	2.44
2.61—2.88	15,000	3.31	2.66	13,000	2.63
3.26—3.86	107,400	7.99	3.39	25,000	3.36
5.94—6.46	48,800	8.20	6.41	28,800	6.44
9.07—9.91	95,667	8.78	9.56	12,889	9.80
10.37—10.78	119,000	8.20	10.55	12,000	10.62
11.70	15,000	8.26	11.70	10,000	11.70
12.98	710,625	9.14	12.98	—	—

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    STOCKHOLDERS’ EQUITY—(Continued)

Options exercisable at December 31, 2003, 2002 and 2001 were 559,007, 586,999 and 823,935, respectively. The weighted average exercise prices for the exercisable options at December 31, 2003, 2002 and 2001 were $2.88, $2.39, and $2.08, respectively.

The fair value of each option granted during 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	none	none	none
Expected volatility	85.0%	88.2%	75.0%
Risk-free interest rate	3.0%	4.3%	4.7%
Expected life	4.9	5.9	5.8

Weighted average fair value of options granted at fair value during:

2003	$8.55

2002	$5.98

2001	$1.84

There were no options granted at greater than fair value in the periods presented.

(b)    Employee Stock Purchase Plan

In May of 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock has been reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter through April 1, 2005. As of December 31, 2003, an aggregate of 220,360 shares remained available for future issuance under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. During the years ended December 31, 2003, 2002 and 2001, monies were withheld from employees for the purchase of 105,537, 53,937 and 100,603, shares, respectively, of common stock under the ESPP. The weighted average per share fair value of the purchase rights granted under the ESPP during 2003, 2002 and 2001 were $1.93, $2.61, and $0.68, respectively.

(c)    Warrants

In connection with the issuance on April 30, 2001 of Subordinated Notes (that were repaid in September 2002), the Company issued detachable warrants to purchase 1,519,020 shares of common stock exercisable at $0.01 per share and expiring on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and warrants were allocated based on the relative fair value of the warrants and Subordinated Notes. The fair value allocated to the warrants in 2001 was $2.3 million, which included a blockage discount. This blockage discount

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    STOCKHOLDERS’ EQUITY—(Continued)

was a discount for the lack of marketability because the block of stock valued was large in relation to the actual sales of the Company’s stock on the existing market. As further discussed in Note 21, “Quarterly Data” the Company revised during the quarter ended September 30, 2002 the valuation placed on the blockage discount. This resulted in an additional $668 thousand being allocated to the fair value of the warrants which was reflected in additional paid-in capital. During the year ended December 31, 2002, warrants for 281,212 shares were exercised, 892 warrants were cancelled upon net exercise, and 1,236,916 warrants remained outstanding at December 31, 2002. During the year ended December 31, 2003, warrants for 1,236,010 shares were exercised, 906 warrants were cancelled upon net exercise, and no warrants remained outstanding at December 31, 2003.

(d)    Series B Preferred Stock

On February 16, 1993 the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred Stock”), for the acquisition of its Spring Grove facility. The liquidation value of each share of Series B Preferred Stock is the liquidation preference of $50 plus unpaid dividends. Series B Preferred Stock may be converted by the holder into common stock at a conversion rate which, as of December 31, 2003, was equal to $16.45 per share and is subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. The Company had the option to redeem the Series B Preferred Stock at liquidation value plus a redemption premium of 1%, if the redemption occurred on or before August 16, 2001; thereafter, there is no redemption premium. Each share of Series B Preferred Stock entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Due to loan covenant restrictions, the Company paid the first and second quarter 2001, the third and fourth quarter 2003, and the first quarter 2004 dividends in equivalent value of common stock. Dividends for other quarters were paid in cash.

(17)    RESTRUCTURING

For the year ended December 31, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition of the assets of the CSD. The restructuring charge consisted of $250,000 for severance for individuals that were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from the acquisition date through December 31, 2003 (dollars in thousands):

	Severance		Locations		Total
	Number of Employees	Costs	Number of Locations	Costs
Accrued Restructuring Costs	20	$250	9	$500	$750
Utilized from acquisition through December 31, 2002	(14)	(183)	(7)	(128)	(311)

Balance December 31, 2002	6	67	2	372	439
Change in estimate	(6)	(67)	—	(57)	(124)
Utilized year ended December 31, 2003	—	—	—	(81)	(81)

Balance December 31, 2003	—	$—	2	$234	$234

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    LOSS ON EARLY EXTINGUISHMENT OF DEBT

Prior to the purchase of the CSD assets and as further discussed in Notes 2, 3, 8 and 9, the Company had outstanding prior to September 10, 2002, $35 million of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9.6 million of 10.75% economic development revenue bonds (the “Bonds”). The total cost of the extinguishment of that debt was approximately $24.7 million and consisted of (1) a “Make Whole Amount” for the Subordinated Notes of approximately $17.0 million (2) the defeasance costs on the Bonds of approximately $3.1 million, and (3) the write-off of deferred financing costs for both the Subordinated Notes and the Bonds of approximately $4.6 million, of which approximately $2.4 million represented a write-off of the then unamortized debt issue discount based on the fair value of warrants issued in connection with the Subordinated Notes on April 30, 2001. As described in Note 9 under “Litigation Involving Former Holders of Subordinated Notes”, the Company has initiated litigation against the former holders of the Subordinated Notes seeking to recover the “Make Whole Amount” as an unenforceable penalty under Massachusetts case law.

(19)    EMPLOYEE BENEFIT PLANS

As part of the acquisition of the Canadian subsidiaries of the CSD from Safety-Kleen, the Company assumed responsibility for a defined benefit plan that covers 33 non-supervisory Canadian employees. The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2003	2002	2001
Service cost	$80	$56	$—
Interest cost	236	69	—
Expected return on fair value of assets	(285)	(108)	—
Net amortization and deferral	57	(56)	—

Net periodic pension cost	$88	$(39)	$—

The following table sets forth the funded status of the defined benefit plan and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, (in thousands):

	2003	2002
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefit of $4,455 and $3,458, respectively	$(4,455)	$(3,458)

Projected benefit obligation	$(4,505)	$(3,495)
Fair value of plan assets	3,826	2,876

Projected benefit obligation in excess of plan assets	(679)	(619)
Unrecognized initial obligation	—	—
Unrecognized net loss	46	56

Accrued pension cost	$(633)	$(563)

For the year ended December 31, 2003, employer contributions and employee contributions to the defined benefit plan and benefits paid by the plan were $140 thousand, $24 thousand and $161 thousand, respectively. For the year ended December 31, 2002, employer contributions and employee contributions to the defined benefit plan and benefits paid by the plan were $18 thousand, $17 thousand and $46 thousand, respectively.

The key actuarial assumptions used for the defined benefit plan for the year ended December 31, 2003 were as follows: the discount rate used in determining the actuarial present value of the projected benefit obligation

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)    EMPLOYEE BENEFIT PLANS—(Continued)

was 5.75%, the expected increase in future compensation was 4.17%, and the expected long-term rate of return on plan assets was 7.0%. The key actuarial assumptions used for the defined benefit plan for the year ended December 31, 2002 were as follows: the discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0%, the expected increase in future compensation was 3.9%, and the expected long-term rate of return on plan assets was 7.0%.

The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions dependent on meeting profit targets established annually by the Board of Directors. The Company expensed $438 thousand, $315 thousand and $760 thousand for the plan in 2003, 2002 and 2001, respectively.

(20)    SEGMENT REPORTING

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

(20)    SEGMENT REPORTING—(Continued)

The Company markets these services through its sales organizations and, in many instances services in one area of the business support or lead to work in other service lines. Expenses associated with the sales organizations are allocated based on external revenues by segment.

The following table presents information used by management by reported segment. Revenues from Technical and Site Services consist principally of external revenue from customers. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. Corporate Items revenues consist of revenues for miscellaneous services that are not part of a reportable segment. The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, restructuring or other acquisition costs to segments. Certain reporting units have been reclassified to conform to the current year presentation (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Revenue:
Technical Services	$423,297	$223,902	$122,898
Site Services	186,056	126,181	128,587
Corporate Items	1,616	50	116

Total	610,969	350,133	251,601

Cost of Revenues:
Technical Services	301,379	157,983	86,710
Site Services	143,154	92,414	91,093
Corporate Items	8,673	1,816	282

Total	453,206	252,213	178,085

Selling, General & Administrative Expenses:
Technical Services	50,840	26,508	20,954
Site Services	18,061	11,965	10,569
Corporate Items	38,155	23,045	12,204

Total	107,056	61,518	43,727

EBITDA:
Technical Services	71,078	39,411	15,234
Site Services	24,841	21,802	26,925
Corporate Items	(45,212)	(24,811)	(12,370)

Combined EBITDA Contribution	50,707	36,402	29,789
Reconciliation to Consolidated Statements of Operations:
Depreciation and amortization	26,482	15,508	11,113
Accretion of environmental liabilities	11,114	1,199	—
Restructuring and non-recurring severance charges	965	750	—
Other acquisition costs	—	5,406	—

Income from operations	12,146	13,539	18,676
Other income (expense)	(379)	129	—
Loss on early extinguishment of debt	—	24,658	—
Interest expense, net	23,724	13,414	10,724

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$(11,957)	$(24,404)	$7,952

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    SEGMENT REPORTING—(Continued)

Revenue, property, plant and equipment and intangible assets outside of the United States

For the year ended December 31, 2003, the Company derived approximately $540.7 million or 88.5% of its revenue from customers located in the United States and Puerto Rico, approximately $70.3 million or 11.5% from customers located in Canada and less than 1.0% of its revenues from customers located in Mexico. Prior to the acquisition of the CSD assets effective September 7, 2002, the Company derived substantially all of its revenues from environmental services provided to customers located in the United States and Puerto Rico.

As of December 31, 2003 the Company had property, plant and equipment, net of depreciation and amortization of approximately $166.5 million, and permits and other intangible assets of $98.8 million. Of these totals, approximately $15.7 million or 9.4% of long-lived assets and $20.9 million or 21.2% of permits and other intangible assets were in Canada.

The following table presents assets by reported segment and in the aggregate (in thousands):

	As of December 31,
	2003	2002	2001
Property, Plant & Equipment, net
Technical Services	$138,467	$143,022	$29,211
Site Services	12,215	16,911	7,739
Corporate or other assets	15,860	21,741	16,474

	166,542	181,674	53,424

Intangible assets:
Technical Services
Goodwill	18,884	18,884	18,884
Permits, net	76,214	90,381	10,086
Customer Profile Database, net	3,242	4,903	—

	98,340	114,168	28,970

Site Services
Goodwill	148	148	148
Permits, net	329	364	499
Customer Profile Database, net	26	46	—

	503	558	647

	$98,843	$114,726	$29,617

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)    QUARTERLY DATA (UNAUDITED)

	Revised First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2003
Revenue	$142,305	$172,035	$151,085	$145,544
Cost of revenues	106,614	131,797	108,687	106,108
Income (loss) from operations	(655)	13	6,464	6,324
Other income (expense)	17	429	8,748	(9,573)
Cumulative effect of change in accounting principle, net of income taxes	66	—	—	—
Net income (loss)	(7,202)	(6,799)	7,418	(10,762)
Basic earnings (loss) per share	(0.60)	(0.57)	0.48	(0.84)
Diluted loss per share	(0.60)	(0.57)	(0.09)	(0.84)

	First Quarter	Second Quarter	Revised Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2002
Revenue	$53,319	$60,105	$83,365	$153,344
Cost of revenues	38,942	42,048	62,059	109,164
Income (loss) from operations	1,751	3,408	(3,439)	11,819
Other income (expense)	—	—	—	129
Loss on early extinguishment of debt	—	—	24,658	—
Net income (loss)	(242)	483	(33,374)	4,942
Basic earnings (loss) per share	(0.03)	0.03	(2.76)	0.34
Diluted earnings (loss) per share	(0.03)	0.03	(2.76)	0.29

The Company revised results for the first quarter of 2003 to reflect an increase of $58,000 in previously reported cumulative effect of change in accounting principle, net of income taxes. This change did not result in a change from previously reported basic and diluted loss per share of $(0.60).

The Company revised results for the third quarter of 2002 to reflect a reduction in the valuation of a blockage discount on detachable warrants that were issued with the Subordinated Notes which are discussed in Note 16 and which were repaid in September 2002. The fair value of the blockage discount was reduced, which resulted in an increase to interest amortization of $140,000, and the extraordinary item of $529,000 for the quarter ended September 30, 2002.

Earnings per share are computed independently for each of the quarters presented. Due to this, the 2003 and 2002 quarterly diluted earnings (loss) per share do not equal the total computed for the year. For the fourth quarter of 2002, the diluted earnings per share include the dilutive effect of the Series C Preferred Stock described in Note 15. For the entire year of 2002 the Series C Preferred Stock was not dilutive because of the Company’s net loss for the year.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2003

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning Of Period	Additions Charged to Operating Expense	Deductions From Reserves(a)	Balance End of Period
2001	$1,549	$587	$438	$1,698
2002	1,698	842	152	2,388
2003	2,388	2,541	1,357	3,572

(a)	Amounts deemed uncollectible, net of recoveries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues in connection with the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations within the United States and certain systems in Canada are substantially integrated and efficiently operating as of December 31, 2003. During the integration process, the Company identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies. In addition, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, has increased the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. The Company’s decision to integrate the operations of the former CSD into the Company’s business and financial reporting systems, combined with the replacement of the business model of the former CSD with the Company’s business model, has prevented the Company from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen’s preexisting deficiencies in financial systems, processes and related internal controls increased the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen provided to the Company were not accurate. Prior to the acquisition, the Company conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen’s internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

The Company does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud. “Internal controls” are procedures, which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all so as to permit the preparation of financial statements in conformity with generally accepted accounting principles in the United States. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Most of the deficiencies were introduced with the CSD acquisition. The Company has observed steady improvement in 2003 and anticipates further natural additional improvements as the new users of the Company’s systems become more experienced and key data elements transferred from the old CSD systems are replaced with its more current and accurate information from transactions processed through the Company’s systems. In addition, the Company created a new function headed by a senior manager focused on assessment and remediation of internal controls and procedures for financial reporting.

Despite the aforementioned improvements, in connection with the audit for the year ending December 31, 2003, PwC advised the Audit Committee of the Company’s Board of Directors, and the Chief Financial Officer and the Corporate Controller advised the Disclosure Committee, that during the course of their 2003 audit, PwC noted a material weakness existed in the reconciliation and calculation of deferred revenue. PwC also noted that reportable conditions existed for environmental and landfill accounting, valuation of unbilled receivables, fixed asset accounting, and income tax accounting.

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

The Company has addressed the material weakness noted, and believes it has implemented an improved process to properly document and calculate deferred revenue on a go forward basis. Furthermore, the Company believes that because of already implemented system and process enhancements, as well as improvements to existing controls and procedures that will be implemented and enforced by June 30, 2004, the reportable conditions noted will no longer be relevant as they relate to the Company’s internal control environment.

In light of this information, the Company’s Disclosure Committee carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that while the Company’s disclosure controls and procedures are substantially effective for these purposes as of December 31, 2003, the Company should continue its efforts to further improve its disclosure controls and procedures.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, other than the ongoing actions described above, many of which were begun prior to the most recent evaluation date.

PART III

Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant’s equity compensation plans, the information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 2004.

For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders, the following table includes information as of December 31, 2003 regarding shares of common stock authorized for issuance under our equity compensation plans. Our stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,757,910	$7.76	269,214

(1)	Includes (i) our 1987 Equity Incentive Plan (the “1987 Plan”) which expired in 1997, but under which there were outstanding options on December 31, 2003 for an aggregate of 37,500 shares, (ii) our 1992 Equity Incentive Plan (the “1992 Plan”) which expired in 2002, but under which there were outstanding options on December 31, 2003 for an aggregate of 544,290 shares, and (iii) our 2000 Equity Incentive Plan under which there were outstanding options on December 31, 2003 for an aggregate of 1,176,120 shares and 269,214 shares were available for grant of future options.

In addition, in May of 1995, our stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which our employees were given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2003, there were 220,360 shares reserved for future issuance under the ESSP.

Note 16 to the financial statements appearing in Item 8 of this Annual Report on Form 10-K presents further information about the plans summarized above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents Filed as a Part of this Report

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.    Exhibits:

Exhibits to this Form 10-K Annual Report have been included only with the copies of the Form 10-K filed with the Securities and Exchange Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished. The Company undertakes to furnish to the Commission upon request copies of instruments (in addition to the exhibits listed below) relating to the Company’s acquisitions and long-term debt.

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)

2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)

2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)

2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)

2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)

3.1	Restated Articles of Organization of Clean Harbors, Inc. and amendments thereto	(6)

3.2	Certificate of Vote of Directors Establishing a Series of a Class of Stock (Series B Convertible Preferred Stock)	(7)

3.3	Certificate of Vote of Directors Establishing a Class or Series of Stock (Series C Convertible Preferred Stock) filed on September 9, 2002	(4)

3.4A	Amended and Restated By-laws of Clean Harbors, Inc.	(8)

4.24	Loan and Security Agreement dated September 6, 2002 by and among Congress Financial Corporation (New England) as Agent, Congress Financial Corporation (New England), and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its Subsidiaries as Borrowers	(4)

4.24A	First Amendment made as of January 22, 2003, to Loan and Security Agreement by and among Congress Financial Corporation (New England) as Agent, Congress Financial Corporation (New England), and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its Subsidiaries as Borrowers	(9)

4.24B	Second Amendment dated as of May 20, 2003 to the Loan and Security Agreement by and between Congress Financial Corporation (New England) as Agent, and Congress Financial Corporation (New England) and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its subsidiaries as Borrowers	(10)

4.24C	Third Amendment dated as of August 8, 2003 to the Loan and Security Agreement by and between Congress Financial Corporation (New England) as Agent, and Congress Financial Corporation (New England) and the other financial institutions party thereto from time to time as Lenders, and Clean Harbors, Inc. and its subsidiaries as Borrowers	(5)

Item No.	Description	Location
4.25	Financing Agreement dated as of September 6, 2002 by and among Clean Harbors, Inc. certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent	(4)

4.25A	First Amendment dated as of May 20, 2003 to the Financing Agreement by and among Clean Harbors, Inc., certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent.	(10)

4.25B	Second Amendment dated as of August 8, 2003 to the Financing Agreement by and among Clean Harbors, Inc., certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent	(5)

4.25C	Third Amendment dated as of October 31, 2003 to the Financing Agreement by and among Clean Harbors, Inc., certain of its Subsidiaries signatory thereto, as Borrowers, certain of its Subsidiaries signatory thereto, as Guarantors, the Financial Institutions from time to time party thereto, as Lenders, and Ableco Finance LLC, as Agent	(11)

4.26	Letter of Credit Facility, Reimbursement and Security Agreement dated as of September 6, 2002 by and between Clean Harbors, Inc. and Fleet National Bank	(4)

4.27	Deposit Account Control and Intercreditor Agreement dated as of September 6, 2002 by and among Clean Harbors, Inc., Fleet National Bank, in its capacity as issuer of letters of credit under the Fleet Facility Agreement and as depository bank, and Ableco Finance LLC, in its capacity as agent for lenders under the Ableco Financing Agreement	(4)

10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(7)

10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(7)

10.38	Clean Harbors, Inc. 1992 Equity Incentive Plan	(13)

10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(14)

10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(12)

10.41	Disposal Services Agreement by and between Chemical Waste Management, Inc. and its subsidiary and affiliated companies and Clean Harbors Environmental Services, Inc. and its affiliated companies dated as of October 31, 1995	(15)

10.42	Clean Harbors, Inc. 2000 Stock Incentive Plan	(16)

10.43	Key Employee Retention Plan	(17)

10.44	Master Waste Disposal Agreement dated as of September 10, 2002 by and between Safety-Kleen Services, Inc., and Clean Harbors Environmental Services, Inc.	(4)

10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)

Item No.	Description	Location

10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)

10.47	Securities Purchase Agreement dated September 6, 2002 among Clean Harbors, Inc. and the Buyers listed on Schedule A thereto	(4)

21	Subsidiaries	Filed herewith

23	Consent of Independent Accountants	Filed herewith

24	Power of Attorney for John D. Barr, John P. DeVillars, John F. Kaslow, Daniel J. McCarthy, John T. Preston, Thomas J. Shields and Lorne R. Waxlax	Filed herewith

31	Rule 13a—14a/15d—14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

(1)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K filed on February 27, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year ended December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K dated September 10, 2002.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 Registration Statement (No. 33-17565).

(7)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year ended December 31, 1992.

(8)	Incorporated by reference to Exhibit 3.4A to the Company’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year ended December 31, 2002.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2003.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended September 30, 2003.

(12)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period Ended June 30, 1995.

(13)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year ended December 31, 1993.

(14)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year ended December 31, 1994.

(15)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year ended December 31, 1995.

(16)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 28, 2000.

(17)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

Reports on Form 8-K

The Company filed a Report on Form 8-K dated November 14, 2003. Pursuant to Item 12 of Form 8-K, such Report furnished to the Securities and Exchange Commission the Company’s press release dated November 14, 2003, which contained an earnings announcement for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

CLEAN HARBORS, INC.

By:	/s/ ALAN S. MCKIM
Alan S. McKim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman Of The Board Of Directors, President and Chief Executive Officer	March 15, 2004

/s/ MARK S. BURGESS Mark S. Burgess	Executive Vice President and Chief Financial Officer	March 15, 2004

/s/ CARL D. PASCHETAG Carl D. Paschetag	Treasurer, Controller and Chief Accounting Officer	March 15, 2004

JOHN D. BARR *	Director	March 15, 2004

JOHN P. DEVILLARS *	Director	March 15, 2004

JOHN F. KASLOW *	Director	March 15, 2004

DANIEL J. MCCARTHY *	Director	March 15, 2004

JOHN T. PRESTON *	Director	March 15, 2004

TOMAS J. SHIELDS *	Director	March 15, 2004

LORNE R. WAXLAX *	Director	March 15, 2004

* By:	/s/ ALAN S. MCKIM
Alan S. McKim, Attorney-In-Fact