Form 10-Q
period 2004-03-31
CLEAN HARBORS INC
filed 2004-04-27
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended

March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	14,047,449
(Class)	(Outstanding at April 21, 2004)

CLEAN HARBORS, INC

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Items No. 1 through 6	47
Signatures and Certifications	48

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

ASSETS

(in thousands)

	March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$5,016	$6,331
Accounts receivable, net of allowance for doubtful accounts of $3,140 and $3,572, respectively	109,563	114,429
Unbilled accounts receivable	6,040	9,476
Deferred costs	5,480	5,395
Prepaid expenses	11,372	8,582
Supplies inventories	9,244	9,018
Deferred tax asset	176	178
Properties held for sale	12,285	12,690

Total current assets	159,176	166,099

Property, plant, and equipment:
Land	14,477	15,391
Landfill assets	4,172	2,680
Buildings and improvements	84,952	84,649
Vehicles and equipment	167,425	164,693
Furniture and fixtures	2,283	2,604
Construction in progress	30,098	25,931
Non-landfill asset retirement costs	993	994

	304,400	296,942
Less—accumulated depreciation and amortization	134,805	130,400

	169,595	166,542

Other assets:
Restricted cash	89,025	88,817
Deferred financing costs	6,372	6,297
Goodwill	19,032	19,032
Permits and other intangibles, net	78,345	79,811
Deferred tax asset	6,505	6,594
Other	6,687	6,967

	205,966	207,518

Total assets	$534,737	$540,159

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	March 31, 2004	December 31, 2003
Current liabilities:
Uncashed checks	$6,024	$5,983
Revolving credit facility	35,153	35,291
Current portion of capital lease obligations	1,423	1,207
Accounts payable	55,402	60,611
Accrued disposal costs	2,359	2,021
Deferred revenue	23,535	22,799
Other accrued expenses	32,129	32,240
Current portion of environmental liabilities	21,050	21,282
Income taxes payable	4,384	2,623

Total current liabilities	181,459	184,057

Other liabilities:
Environmental liabilities, less current portion	161,644	161,849
Long-term obligations, less current maturities	146,635	147,209
Capital lease obligations, less current portion	4,064	3,412
Other long-term liabilities	12,728	18,055
Accrued pension cost	624	633

Total other liabilities	325,695	331,158

Commitments and contingent liabilities

Redeemable Series C Convertible Preferred Stock, $.01 par value: Authorized 25,000 shares; Issued and outstanding 25,000 shares (liquidation preference of $26.5 million), net of issuance costs and fair value of embedded derivative	16,375	15,631

Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock; Authorized 2,000,000 shares; issued and outstanding—none	—	—
Series B convertible preferred stock; Authorized 154,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 14,009,645 and 13,911,212 shares, respectively	140	139
Additional paid-in capital	63,136	63,642
Accumulated other comprehensive income	6,035	6,452
Accumulated deficit	(58,104)	(60,921)

Total stockholders’ equity	11,208	9,313

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$534,737	$540,159

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues	$142,757	$142,305
Cost of revenues	107,460	106,614
Selling, general and administrative expenses	23,204	27,089
Accretion of environmental liabilities	2,588	2,733
Depreciation and amortization	5,405	6,648
Restructuring	—	(124)

Income (loss) from operations	4,100	(655)
Other income	5,287	17
Interest (expense), net	(5,358)	(5,510)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	4,029	(6,148)
Provision for income taxes	1,212	988

Net income (loss) before cumulative effect of change in accounting principle	2,817	(7,136)
Cumulative effect of change in accounting principle, net of tax	—	66

Net income (loss)	2,817	(7,202)
Dividends and accretion on preferred stock	855	804

Net income (loss) attributable to common shareholders	$1,962	$(8,006)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.14	$(0.60)

Cumulative effect of change in accounting principle, net of tax	—	—

Basic earnings (loss) attributable to common shareholders	$0.14	$(0.60)

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.60)

Cumulative effect of change in accounting principle, net of tax	—	—

Diluted loss attributable to common shareholders	$(0.08)	$(0.60)

Weighted average common shares outstanding	13,960	13,270

Weighted average common shares outstanding plus potentially dilutive common shares	16,392	13,270

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,817	$(7,202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,405	6,648
Cumulative effect of change in accounting principle, net of tax	—	66
Allowance for doubtful accounts	145	393
Amortization of deferred financing costs	753	537
Accretion of environmental liabilities	2,588	2,733
(Gain) loss on sale of fixed assets	(244)	25
Stock options expensed	—	7
Gain on embedded derivative	(5,287)	(17)
Foreign currency (gain) loss on intercompany transactions	(54)	294
Changes in assets and liabilities, net of acquisition:
Accounts receivable	4,531	14,176
Unbilled accounts receivable	3,376	2,600
Deferred costs	(95)	917
Prepaid expenses	(2,794)	2,265
Supplies inventories	(230)	(101)
Other assets	265	(1,050)
Accounts payable	(5,050)	(5,068)
Environmental liabilities	(3,037)	(2,888)
Deferred revenue	785	(5,058)
Accrued disposal costs	345	(6)
Other accrued expenses	102	(3,304)
Income taxes payable	1,768	849

Net cash provided by operating activities	6,089	6,816

Cash flows from investing activities:
Additions to property, plant and equipment	(6,088)	(8,461)
Cost of restricted investments purchased	(208)	(222)
Proceeds from sale of fixed assets	574	228

Net cash used in investing activities	(5,722)	(8,455)

Cash flows from financing activities:
Repayments on Senior Loans	(574)	(351)
Net repayments under revolving credit facility	(190)	(2,794)
Change in uncashed checks	67	(2,267)
Deferred financing costs incurred	(826)	—
Proceeds from exercise of stock options	111	290
Dividend payments on preferred stock	—	(487)
Proceeds from employee stock purchase plan	127	128
Payments on capital leases	(369)	(131)

Net cash used in financing activities	(1,654)	(5,612)

Decrease in cash and cash equivalents	(1,287)	(7,251)
Effect of exchange rate change on cash	(28)	348
Cash and cash equivalents, beginning of period	6,331	13,682

Cash and cash equivalents, end of period	$5,016	$6,779

Supplemental information:
Non cash investing and financing activities:
Property, plant and equipment accrued	$2,005	$5,637

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value
Balance at December 31, 2003	112	$1	13,911	$139	$63,642		$6,452	$(60,921)	$9,313
Net income	—	—	—	—	—	$2,817	—	2,817	2,817
Foreign currency translation	—	—	—	—	—	(417)	(417)	—	(417)

Comprehensive loss	—	—	—	—	—	$2,400	—	—	—

Preferred stock dividends:
Series B	—	—	12	—	—		—	—	—
Series C	—	—	—	—	(392)		—	—	(392)
Exercise of warrants	—	—	—	—	—		—	—	—
Warrants	—	—	—	—	—		—	—	—
Stock option expense	—	—	—	—	—		—	—	—
Proceeds from exercise of stock options	—	—	51	1	110		—	—	111
Employee stock purchase plan	—	—	36	—	127		—	—	127
Accretion of preferred stock discount and issuance costs	—	—	—	—	(351)		—	—	(351)

Balance at March 31, 2004	112	$1	14,010	$140	$63,136		$6,035	$(58,104)	$11,208

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements. Additionally, the estimates and assumptions used in determining landfill airspace amortization rates per cubic yard, capping, closure and post-closure liabilities as well as environmental remediation liabilities require significant engineering and accounting input. The Company reviews these estimates and assumptions no less than every three years. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating matters so far into the future. See “Management’s Discussion and Analysis” in this report.

Certain reclassifications have been made in the prior period’s Consolidated Financial Statements to conform with the presentation for the period ended March 31, 2004.

(2) Acquisition

As more fully described in the Form 10-K for the year ended December 31, 2003, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”), effective September 7, 2002. The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada.

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002, the Company purchased the assets of the CSD for $26.6 million in net cash, and incurred direct costs related to the transaction of $9.7 million for a total purchase price of $36.3 million. In addition, the Company assumed with the transaction certain environmental liabilities valued at $184.5 million.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total Liability
Balance December 31, 2003	52	$676	9	$2,931	$3,607
Net change in estimate	(23)	—	—	61	61
Utilized in the period ended March 31, 2004	(3)	(184)	—	(499)	(683)
Interest accretion	—	—	—	70	70

Balance March 31, 2004	26	$492	9	$2,563	$3,055

(3) Significant Accounting Policies

(a) New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46-R. FIN 46-R deferred to March 15, 2004 the effective date for variable interest entities created before January 31, 2003. FIN 46 and FIN 46-R will have no impact on the Company’s results of operations since it has no variable interest entities.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for the quarters ended March 31, 2004 and 2003, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income (loss) attributable to common shareholders	$1,962	$(8,006)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards net of related tax effects	512	336

Pro forma net income (loss)	$1,450	$(8,342)

Earnings (loss) per share:
Basic as reported	$0.14	$(0.60)
Basic pro forma	0.10	(0.63)

Diluted as reported	$(0.08)	$(0.60)
Diluted pro forma	(0.11)	(0.63)

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

During the three-month period ended March 31, 2004, the Company sold one of the properties for $0.6 million, net of selling costs. The gain on the sale of approximately $0.2 million is included in selling, general and administrative expenses.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Financing Arrangements

The following table is a summary of the Company’s financing arrangements:

	March 31, 2004	December 31, 2003
	(in thousands)
Revolving Credit Facility with a financial institution, bearing interest at the LIBOR rate (1.11% at March 31, 2004) plus 3.50% or the “prime” rate (4.00% at March 31, 2004) plus 0.50% at the Company’s election, collateralized by a first security interest in accounts receivable and a second security interest in substantially all other assets	$35,153	$35,291
Senior Loans, bearing interest at LIBOR (1.11% at March 31, 2004) plus 7.75%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	106,635	107,209
Subordinated Loans, bearing interest at 22.50% on March 31, 2004, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	40,000	40,000

	181,788	182,500
Less obligations classified as current	35,153	35,291

Long-term obligations	$146,635	$147,209

As described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company has outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 of three-year non-amortizing term loans (the “Senior Loans”) and $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility. The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002, as subsequently amended (the “Revolving Credit Agreement”) between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allows the Company to borrow up to $100.0 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20.0 million in Canadian dollars and a line for the Company and its U.S. subsidiaries equal to $100.0 million in U.S. dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20.0 million. At March 31, 2004, letters of credit outstanding were $3.5 million and the Company had approximately $35.1 million available to borrow. The Revolving Credit Agreement, as most recently amended, allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either U.S. or Canadian prime (as appropriate) plus 0.50%. The Revolving Credit Agreement requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit. Even though the Revolving Credit Facility is due in September 2005, it is classified as short-term debt since the Revolving Credit Agreement contains both a subjective acceleration clause and a lockbox arrangement whereby remittances from the Company’s customers are directed to reduce the debt outstanding.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the Revolving Credit Agreement, as amended, the Company was required to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as described below) of not less than $43.7 million for the three-quarter period ended March 31, 2004. For the three-quarter period ended March 31, 2004, EBITDA was $44.6 million which was within covenant. The Company was also required to maintain a fixed charge coverage ratio of not less than 0.95 to 1.0 for the three-quarter period ended March 31, 2004. The fixed charge coverage ratio for the three-quarter period ended March 31, 2004 was 0.95 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated the EBITDA covenant under the Revolving Credit Facility which was cured by amending the Revolving Credit Agreement with the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) and the Third Amendment to the Loan and Security Agreement (the “Third Amendment”). Under the Third Amendment, the Company is now required to maintain EBITDA of not less than $59.5 million for the four-quarter period ending June 30, 2004. The required level of EBITDA then increases in approximately equal quarterly increments to $64.6 million for the four consecutive quarter period ending December 31, 2004 and to $68.6 million for the four consecutive quarter period ending June 30, 2005. Under the Third Amendment, the Company is now required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for the four-quarter periods ending June 30, 2004 through December 31, 2004, 1.1 to 1.0 for the four-quarter period ending March 31, 2005, and 1.2 to 1.0 for the four-quarter period ending June 30, 2005 and each quarter thereafter.

In exchange for the lenders waiving the violation of the EBITDA covenant for the first and second quarter of 2003 and resetting the loan covenants for future periods, the Second Amendment and Third Amendment required the Company to pay amendment fees that totaled approximately $0.4 million and the Third Amendment increased the interest rate under the Revolving Credit Agreement from LIBOR plus 3.00% to LIBOR plus 3.50%, or from the U.S. prime rate to the U.S. prime rate plus 0.50% for U.S.-based prime rate loans. For prime rate-based borrowings in Canada, the Third Amendment increased the interest rate from that of the Revolving Credit Agreement from the Canadian prime rate to the Canadian prime rate plus 0.50%. The increases in the interest rates under the Third Amendment became effective as of August 1, 2003 and will continue until such time as the Company has maintained a fixed charge coverage ratio in excess of 1.1 to 1.0 for three consecutive quarters. In such event, the interest rates will revert in future periods from LIBOR plus 3.50% to LIBOR plus 3.25%, from the U.S. prime rate plus 0.50% for the U.S. prime plus 0.25% for U.S.-based prime rate loans, or from the Canadian prime rate plus 0.50% to the Canadian prime rate plus 0.25% for Canadian-based prime loans.

EBITDA under the Revolving Credit Agreement, as amended, for the three-quarter period ended March 31, 2004 is calculated as follows (dollars in thousands):

Net loss	$(527)
Accretion of environmental liabilities	8,186
Depreciation and amortization	18,800
Interest expense, net	17,593
Provision for income taxes	4,284
Change in value of embedded derivative	(4,462)
Non-recurring severance charges	731

EBITDA	$44,605

Senior Loans and Subordinated Loans. The Senior and the Subordinated Loans were issued under a Financing Agreement dated September 6, 2002 (the “Financing Agreement”). As explained below, the Senior Loans now bear interest at LIBOR plus 7.75% and the Subordinated Loans now bear interest at 22.5% (of which

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

up to one-half may be either paid in cash or in kind at the Company’s option). The Senior Loans and the Subordinated Loans are secured by a first security or mortgage interest in substantially all of the Company’s assets, except for the second security interests in the Company’s accounts receivable in which the Agent under the Revolving Credit Facility has a first security interest and the cash collateral provided by the Company to the issuer of letters of credit under the L/C Facility in which such issuer has a first security interest.

The Financing Agreement, as amended, provides for certain covenants, the most restrictive of which required that the Company maintain minimum consolidated EBITDA (as described below) of not less than $53.1 million for the four-quarter period ended March 31, 2004. For the four-quarter period ended March 31, 2004, EBITDA was $54.1 million which was within covenant. The Company was also required to maintain a fixed charge coverage ratio of not less than 0.87 to 1.0 for the four consecutive quarter period ended March 31, 2004. For the four consecutive quarter period ended March 31, 2004, the fixed charge coverage ratio was 0.99 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated EBITDA of not more than 2.23 to 1.0 for the four consecutive quarter period ended March 31, 2004. For the four consecutive quarter period ended March 31, 2004, the leverage ratio was 1.8 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated certain of the loan covenants under the Senior Loans and Subordinated Loans which was cured by amending the Financing Agreement with the First Amendment to Financing Agreement (the “First Financing Amendment”) and the Second Amendment to Financing Agreement (the “Second Financing Amendment”). The Company is now required to maintain consecutive four quarters EBITDA of not less than $59.5 million, $61.7 million and $64.6 million for the periods ending June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $80.3 million, $90.9 million, and $107.1 million for the years ending December 31, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0, 1.05 to 1.0 and 1.12 to 1.0 for the four consecutive quarter periods ending June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.33 to 1.0, 1.43 to 1.0 and 1.55 to 1.0 for the four-quarter periods ending December 31, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a leverage ratio of not more than 1.80 to 1.0, 1.79 to 1.0 and 1.65 to 1.0 for the four-quarter periods ending June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The maximum leverage ratio then decreases in approximately equal quarterly increments to 0.98 to 1.0, 0.62 to 1.0, and 0.21 to 1.0 for the four-quarter periods ending December 31, 2005, 2006 and 2007, respectively.

In exchange for the lenders waiving the violation of the loan covenants for the first and second quarters of 2003 and resetting the loan covenants for future periods, the First Financing Amendment and the Second Financing Amendment required the Company to pay amendment fees totaling approximately $1.0 million in fiscal year 2003. In addition, even though the Company was in compliance with its loan covenants for the third and fourth quarters of 2003, in accordance with the Second Financing Amendment the Company paid an additional amendment fee of $0.6 million in April 2004 because the Company failed to achieve 95% of its projected consolidated EBITDA benchmark for the period commencing July 1, 2003 through December 31, 2003. These amendment fees were capitalized and are being amortized over the life of the debt. The Second Financing Amendment increased the interest rates from those of the Financing Agreement for Senior and Subordinated Loans from LIBOR plus 7.25% to LIBOR plus 7.75% and from 22.0% to 22.5%, respectively. The Amendments to the Financing Agreement also prohibit the Company from paying dividends in cash on its Series B Preferred Stock and Series C Redeemable Preferred Stock, and prohibit the repurchase or retirement of outstanding common stock, preferred stock, warrants and stock options.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EBITDA under the Financing Agreement, as amended, for the four consecutive quarter period ended March 31, 2004 is calculated as follows (dollars in thousands):

Net loss	$(7,326)
Amortization of environmental liabilities	10,969
Depreciation and amortization	25,239
Interest expense, net	23,572
Provision for income taxes	5,546
Non-recurring severance charges	996
Change in value of embedded derivative	(4,891)

EBITDA	$54,105

L/C Facility. At March 31, 2004, letters of credit outstanding under the L/C Facility were approximately $86.2 million.

EBITDA. In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles (“GAAP”), the Company also uses the non-GAAP measure EBITDA. The Company believes that EBITDA is useful to investors because it is an indicator of the strength and performance of the ongoing business operations, including the Company’s ability to fund capital expenditures and service debt. In addition to the inclusion of EBITDA in the loan covenants, the number of common shares into which the Company’s Series C Convertible Preferred Stock can be converted into was dependent on the level of EBITDA attained during the year ended December 31, 2003. The Company also uses EBITDA to award management incentive bonuses based on the level of EBITDA attained.

EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. Furthermore, the Company’s measurement of EBITDA might be inconsistent with similar measures presented by other companies.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation that shows how EBITDA reconciles to cash provided from operations for the quarter ended March 31, 2004 (dollars in thousands):

EBITDA	$12,109
Adjustments to reconcile EBITDA to net cash provided by operations:
Interest expense, net	(5,358)
Provision for income taxes	(1,212)
Allowance for doubtful accounts	145
Amortization of deferred financing costs	753
Gain on sale of fixed assets	(244)
Foreign currency gain on intercompany transactions	(54)
Changes in assets and liabilities:
Accounts receivable	4,531
Unbilled accounts receivable	3,376
Prepaid expenses	(2,794)
Accounts payable	(5,050)
Environmental liabilities	(3,037)
Deferred revenue	785
Income taxes payable	1,768
Other, net	371

Net cash provided by operating activities	$6,089

(6) Legal Proceedings and Contingencies

General Environmental Matters

The Company’s waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At March 31, 2004, the Company was involved in various proceedings the principal of which are described below, in which a governmental authority is a party relating primarily to activities at or shipments from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Assumed in Connection with Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware which has jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004, the Company had reserves of $22.7 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to the Company.

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

The principal legal proceedings which the Company assumed in connection with its acquisition of the CSD assets are as follows. While, as described below, the Company has established reserves for certain of these matters, there can be no guarantee that any ultimate liability the Company incurs for any of these matters will not exceed the amount of the current reserves or that the Company will not incur other material expenditures.

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

In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which the plaintiffs claim was caused by contamination from the former Ville Mercier lagoons and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970’s and early 1980’s. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region.

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, will require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to vigorously review options which would

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company now anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At March 31, 2004, the Company had accrued $9.6 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the Buttonwillow proceeding, the preliminary hearings were held intermittently from November 2001 through May 2002. The Appeal Board issued its preliminary hearing decision on July 18, 2002. The Appeal Board rejected nine of the ten issues submitted to it by the petitioners. The Appeal Board decided that one issue should proceed to a full hearing, namely Issue Y, which challenges a permit condition that establishes certain limits on the disposal of radioactive waste at the facility. For the past year the Company has engaged in intermittent settlement negotiations with the attorneys for the petitioners. On April 9, 2004, the Company reached a settlement with the group whereby the Company agreed to establish voluntary limits on the disposal of radioactive waste at the facility and agreed, among other things, to certain monitoring mechanisms on incoming waste at the facility (which the Company anticipates will not have a material adverse effect on the facility’s operations) and reporting procedures on the results of that monitoring of incoming wastes. The parties agreed to present the settlement agreement to the Appeal Board with a joint request for a dismissal of the action when Kern County modifies the CUP to incorporate the provisions of the settlement agreement. As a result of the settlement, the Company recorded a gain of $0.3 million in the quarter ended March 31, 2004.

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

Federal and state Superfund laws generally impose strict, and in certain circumstances, joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes which are present on such sites. The Federal Superfund law also provides for liability for damages to natural resources caused by hazardous substances at such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of those Sellers’ liabilities which the Company has agreed to assume for cleanup costs at Superfund sites where one or more of the Sellers has been designated as a PRP, the Company therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites, the Sellers’ negotiated volumetric share of liability (where applicable), the Company’s prior knowledge of the relevant sites, and the Company’s general experience in dealing with the cleanup of Superfund sites.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. If the EPA or the Louisiana Department of Environmental Quality (“LDEQ”) were to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers could be exposed to liability for cleanup costs as PRPs and, in such event, the Company could be obligated to pay all or a portion of such costs in accordance with the Company’s agreement described above to assume certain of the Sellers’ Superfund liabilities to governmental entities as part of the purchase price for the CSD assets. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company has determined that the remedial liabilities and associated legal costs are now probable and estimable, and the Company recorded liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At March 31, 2004, the Company had accrued $13.9 million relating to Marine Shale facility and the Recycling Park, Inc. site.

Properties Included in CSD Assets. The two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more the Sellers has been designated as a PRP are located at 2549 North New York Street in Wichita, Kansas (the “North New York Street Property”), and at 411 Burton Road in Lexington, South Carolina (the “Burton Road Property”). The North New York Street Property is an active service center which is one of several properties located within the boundaries of a 1,400 acre state designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. The Sellers have executed a consent decree relating to such site with the EPA, and the Company will continue its ongoing remediation program for the North New York Street Property. Included within the CSD assets acquired by the Company are rights under an indemnification agreement between the Sellers and a prior owner of the North New York Street Property which the Company anticipates but cannot guarantee will be available to reimburse certain cleanup costs.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Burton Road Property is now vacant but was formerly operated by the Sellers as a waste transfer and truck cleaning facility, and the property is located within the boundaries of a state designated Superfund site known as the Hollis Road Site. In June 2000, the South Carolina Department of Health and Environmental Control (“DHEC”) initiated a lawsuit against the Sellers and two other parties that owned or operated facilities within the Hollis Road Site boundaries. On February 7, 2003 the Company and two subsidiaries of the Seller entered into a Consent Decree with the DHEC, which has been approved by the United States District Court, settling the South Carolina claims and lawsuit with respect to the Hollis Road Superfund site and the Burton Road Property. The Consent Decree provides that the Company must make two installment payments to DHEC. The Consent Decree contains a customary covenant not to sue and contribution protection provisions for the Company, and also contains a limited “re-opener” provision. The re-opener provision would require the Company to perform soils remediation work within the boundaries of its Burton Road Property if new releases or spills were to occur or if there was independently verifiable data to substantiate that a specified contaminant or its degradation products were discovered above certain concentration levels in the soils at the Burton Road Property. At this time the Company is aware of no data which identifies such contamination at the Burton Road property. At March 31, 2004, the Company had reserves totaling $4.3 million relating to its liabilities at the North New York Street Property and the Burton Road Property.

The CSD assets also included a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) currently undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the Federal United States EPA pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake, located downstream of an outfall ditch where waste waters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no guarantee that if the Company is identified as a PRP at Devil’s Swamp, additional action will not be required and that the Company will not incur material costs.

Active Third Party Superfund Sites. Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes which are present on an aggregate of 35 sites owned by third parties which have subsequently been designated as federal or state Superfund sites and at which the Sellers, along with other parties, have been designated as PRPs. At 30 of those sites, the Sellers have addressed their cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. Of the five remaining active sites at which one or more of the Sellers has been designated as a PRP, the Company on behalf of the Sellers is contesting liability at two sites and plans to fund participation by the Sellers as settling PRPs at three sites. For the 35 sites, the Company had reserves of $20.4 million at March 31, 2004.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

governmental entities involved that the Sellers had not shipped any wastes to those sites. The Company has not established reserves for any of the inactive sites because the Company believes that the Sellers’ cleanup liabilities with respect to those sites have already been resolved.

Other Legal Proceedings Related to CSD Assets

In addition to the legal proceedings which the Company assumed in connection with the acquisition of the CSD assets, one lawsuit has been filed against the Company subsequent to the acquisition based in part upon allegations relating to the Company’s current operations of a former CSD facility. In December 2003, a lawsuit was filed in the 18th Judicial District Court in Iberville Parish, Louisiana, against the Company’s subsidiary which acquired and now operates a deep injection well facility near Plaquemine, Louisiana. This lawsuit was brought under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” at the facility which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that the Company’s former facility manager made false representations and failed to disclose material information to the regulators about the site after the Company acquired it in September 2002. The plaintiffs seek an order declaring the injection well to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees.

The Company believes this lawsuit is without merit, and intends to fully and vigorously defend against the claims made. The Company further believes that, since its acquisition by the Company, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the “new area of concern” complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs’ claims relate to actions or omissions allegedly taken or caused by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. Although the Company has established reserves to cover its estimated legal costs to be incurred in connection with this proceeding, this litigation is in its very preliminary stages and the Company is therefore unable to estimate any other potential liability relating to the lawsuit.

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets, the Company is also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include certain federal securities class action litigation, certain Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, certain EPA and state regulatory proceedings, and litigation involving the former holders of the Company’s subordinated notes.

Federal Securities Class Action Litigation. On November 18, 2003, an individual plaintiff who purchased 1,700 shares of the Company’s common stock filed a purported class action suit in the United States District

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court for the District of Massachusetts against the Company and a current and former officer of the Company. The plaintiff alleges violation of the Securities Exchange Act of 1934 and regulations promulgated thereunder by the Securities and Exchange Commission (the “SEC”), and seeks certification of a class that would consist of all purchasers of the Company’s stock between November 19, 2002 and August 14, 2003. Principally, the complaint alleges that in connection with certain of the Company’s public announcements the Company failed to disclose adverse information with respect to the impact of the acquisition of the CSD assets on the Company and that certain financial projections included in those announcements, particularly the guidance issued with respect to anticipated EBITDA for 2003, were overstated and made without reasonable basis. Subsequently, three additional plaintiffs who purchased 300, 16,500 and 1,500 shares of the Company’s common stock, respectively, filed complaints in the same court containing essentially the same allegations and seeking the same class certification. In January 2004, several plaintiffs within the putative class filed, through their attorneys, competing motions seeking to be named lead plaintiff, seeking the right to select lead counsel and seeking consolidation of the four suits. The Company anticipates that these actions will be consolidated during the second quarter of 2004, after which the Company will file its formal legal response to the consolidated suit.

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

In July 1992, the Company acquired a transportation company which is involved in four of the 28 sites, as a transporter of waste generated by others prior to the Company’s purchase of that transportation company. The Company acquired that transportation company in exchange for 233,000 shares of the Company’s common stock, of which 33,222 shares were deposited into an escrow account to be held as security for the sellers’ agreement to indemnify the Company against potential undisclosed liabilities, including environmental liabilities arising from prior ownership and operation of that transportation company. The Company anticipates those escrow shares will be released during 2004 since no additional environmental claims have been asserted against the Company.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One of the 28 sites relates to Murphy’s Waste Oil Services, Inc., which the Company acquired in 1989. The Company has been identified as a PRP at two other of the 28 sites, but the Company believes that it has no liability at those sites.

As of March 31, 2004, the Company had reserves of $0.2 million for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

EPA Enforcement Actions:

Kimball Facility. On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Company’s subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8-10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. The EPA alleges, among other things, that the facility had open containers of incinerator ash in the ash stabilization building, stored incompatible wastes without adequate separation, and failed to label equipment in hazardous waste service. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project (“SEP”). The Company will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company’s own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company’s subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At March 31, 2004, the Company had accrued $132 thousand for its SEP liability.

Chicago Facility. By letter dated January 16, 2004, Region V of the EPA (“EPA Region V”) in Chicago, Illinois notified the Company that EPA Region V believes the Company’s Chicago, Illinois facility may be in violation of the National Emission Standard for Benzene Waste Operations Subpart FF regulations promulgated under the Clean Air Act and that EPA Region V may seek injunctive relief and civil penalties for these alleged violations. The alleged violations pertain to total annual benzene quantity determinations and reporting, provisions of individual waste stream identification and emissions control information, and treatment and control requirements for the benzene waste streams. EPA Region V is seeking a fine of $325 thousand. The Company believes that its Chicago facility complies in all material respects with these regulations and has engaged in ongoing settlement discussions with EPA Region V to resolve the issues described in the letter from EPA Region V without litigation. The Company does not believe that the cost of resolving this matter will be material to the Company’s results of operations or financial position.

State Enforcement Actions:

Chicago Facility. On February 12, 2004, the Company’s subsidiary which owns the Chicago facility was notified by the Illinois Attorney General’s Office that an enforcement action was being initiated against such

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility. The enforcement action alleges that the Chicago facility has violated its operating permit, certain Illinois Pollution Control Board regulations, and allegedly applicable provisions of the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”). The enforcement action raises allegations pertaining to adequate capture and control of air emissions, timely notification regarding the applicability and compliance status of affected air emission sources, ensuring that devices were designed to operate with no detectable organic emissions, maintaining equipment integrity, and securing off-site containers engaged in waste and recovery operations. The Illinois Attorney General’s Office announced that it was seeking $170 thousand in penalties. Legal and compliance representatives of the Company have held discussions with the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency, and anticipate that a Supplemental Environmental Project will be negotiated that will substantially reduce the cash component of the penalty in exchange for agreeing to the installation of equipment upgrades at the facility designed to address and control air emissions from operations. These negotiations are ongoing, and although significant progress has been made, there can be no guarantee that a settlement can be reached or that the penalty will be reduced.

Deer Trail Landfill Facility. On March 30, 2004, the State of Colorado Department of Public Health and Environment (“CDPHE”) issued a draft Compliance Order on Consent (“COC”) and initial penalty calculation to the Company’s subsidiary which owns the Deer Trail Landfill Facility. The COC is based on findings of alleged permit and regulatory violations by the CDPHE during on-site inspections, and the CDPHE has initially calculated a penalty in the amount of $132 thousand. CDPHE has indicated its desire to settle the matter with the Company. Legal and compliance representatives of the Company have been negotiating with the Colorado Attorney General’s Office and the CDPHE, and anticipate that a Supplemental Environmental Project (“SEP”) will be negotiated that will substantially reduce the cash component of the penalty in exchange for performance of the SEP. These negotiations are ongoing, and while discussions regarding the prospects of the SEP are also underway, there can be no guarantee that such a settlement can be reached or that the penalty will be reduced.

Contingency

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Suffolk Superior Court seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was granted. Discovery in the proceedings was completed and all parties served and filed motions for summary judgment. On March 15, 2004, the Court granted summary judgment for the Lenders ruling that the “Make Whole Amount” was enforceable. The Lenders have submitted a request for recovery of their legal and expert costs in connection with this proceeding, which were $789 thousand and $353 thousand respectively. However, the court has not ruled on this issue and a final judgment has not yet entered in the case. The Company plans to appeal the Court’s ruling. The Company has not accrued the Lenders’ legal and expert costs because the Company based on the advice of legal counsel now believes that such payment is not probable.

(7) Closure, Post-closure And Remedial Liabilities

The changes to environmental liabilities for the quarter ended March 31, 2004 are as follows (dollars in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Income Statement	Other Changes in Estimates	Currency Translations, Reclassifications and Other	Payments	March 31, 2004
Landfill retirement liability	$17,703	$233	$627	$(542)	$(34)	$(5)	$(15)	$17,967
Non-landfill retirement liability	7,992	—	235	62	—	(11)	(546)	7,732
Remediation for landfill sites	5,525	—	60	(231)	—	(29)	(92)	5,233
Remediation, closure and post-closure for closed sites	97,535	—	1,073	(341)	—	(2)	(778)	97,487
Remediation (including Superfund) for non-landfill open sites	54,376	—	593	(159)	—	(120)	(415)	54,275

Total	$183,131	$233	$2,588	$(1,211)	$(34)	$(167)	$(1,846)	$182,694

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the change in remaining highly probable airspace from December 31, 2003 through March 31, 2004 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2003	29,031
Consumed three months ended March 31, 2004	(134)

Remaining capacity at March 31, 2004	28,897

Commencing January 1, 2004, asset retirement obligations incurred are being discounted at the credit-adjusted risk-free rate of 8.5% and inflated at a rate of 1.2%.

(8) Redeemable Series C Preferred Stock

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

The Company issued the Series C Preferred Stock for $25 million on September 10, 2002, and incurred $2.9 million of issuance costs. The Company determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consists of two components, namely (i) a

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-convertible redeemable preferred stock (the “Host Contract”) which matures in 2009 with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The initial values of these two components were determined as of the issuance date based upon relative fair values using a discounted cash flow model and an assumed rate of return of 14%. Accordingly, the Series C Preferred Stock was discounted to arrive at fair value of $15.7 million for the Host Contract with the remaining cash proceeds received at issuance of $9.3 million assigned as the fair value of the Embedded Derivative. The Series C Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which has been recorded through the balance sheet date with regard to the $9.3 million discount which was originally recorded for the Host Contract and plus the amount of accretion for issuance costs. Such discount and issuance costs are being accreted over the life of the Series C Preferred Stock (or until the earlier conversion of the Series C Preferred Stock at the option of the holders), with such accretion being recorded as a reduction in Additional Paid-in-Capital. During the period from January 1 through March 31, 2004, the amounts of that accretion was $0.4 million. The Company recorded in Other Long-term Liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically marks that value to market until such time as the maximum number of shares of common stock which may be issued upon conversion of the Series C Preferred Stock is determined. As of March 31, 2003, the market value of the Embedded Derivative was determined to be $9.2 million and the Company recorded $17 thousand of Other Income in the first quarter of 2003 to reflect such adjustment. As of March 31, 2004, the market value of the Embedded Derivative was determined to be $4.3 million and the Company recorded $5.3 million of Other Income during the first quarter of 2004 to reflect such adjustment.

The terms of the Series C Preferred Stock provide for certain covenants for the benefit of the holders thereof. Among other matters, without the approval of the holders of a majority of the outstanding shares of Series C Preferred Stock, the Company shall not be permitted to (i) pay cash dividends upon its outstanding common stock, (ii) incur indebtedness in excess of indebtedness under the Revolving Credit Facility, the Ableco Financing Agreement, the L/C Facility and certain other forms of permitted indebtedness, (iii) merge or make material acquisitions or dispositions with certain exceptions, (iv) create new classes of preferred stock, or (v) amend its charter in any manner which would have an adverse effect upon the holders of the Series C Preferred Stock. Should the Company fail to comply with these covenants and fail to cure the default within 30 days of notice from the holders of the Series C Preferred Stock, (i) the dividend rate on the Series C Preferred Stock would increase to 12% per annum until the later of (A) the six-month anniversary of the covenant default or (B) the date on which such covenant default is cured and (ii) the conversion price for the Series C Preferred Stock would decrease (subject to potential subsequent adjustments to the conversion price as described above) to an amount equal to either (A) $8.00 per share of common stock if the conversion price in effect on the date of the covenant default is greater than $8.00 per share of common stock, or (B) 90% of the conversion price in effect on the date of the covenant default if the conversion price in effect on the date of the covenant default is less than or equal to $8.00 per share of common stock.

(9) Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. For the three months ended March 31, 2004, a full valuation allowance was maintained against the Company’s net U.S. deferred tax asset position and no U.S. tax benefit was recorded.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate of the Company’s Canadian subsidiaries was 36.0% for the quarters ended March 31, 2004 and 2003.

(10) Earnings (Loss) Per Share

The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts):

	Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share
Income before cumulative effect of change in accounting principle	$2,817
Less preferred stock dividends and accretion	(855)

Basic earnings attributable to common shareholders before change in accounting principle	1,962	13,960	$0.14
Cumulative effect of change in accounting principle, net of tax	—	13,960	—

Basic earnings attributable to common shareholders	$1,962	13,960	$0.14

Income before cumulative effect of change in accounting principle	$2,817

Less Series B Preferred dividends	(112)
Less gain on embedded derivative adjusted for proportion of common shares issuable (1)	(3,935)	2,432

Loss for purposes of calculating dilutive earnings before change in accounting principle	(1,230)	16,392	$(0.08)
Cumulative effect of change in accounting principle, net of tax	—	16,392	—

Loss for purposes of calculating dilutive after change in accounting principle	$(1,230)	16,392	$(0.08)

(1)	As further discussed in Note 8 “Redeemable Series C Preferred Stock”, the Company’s Series C Preferred stock is now convertible into more common shares than is allowed under the rules and regulations of the NASDAQ Stock Market. Because of this limitation, only that proportion of the gain on the value of the embedded derivative of shares issuable under the NASDAQ rules to the total shares of the Company’s common stock that the Series C Preferred Shares plus accrued dividends were then convertible into has been included in the calculation of diluted earnings per share for the quarter.

	Three Months Ended March 31, 2003
	Loss (Numerator)	Shares (Denominator)	Per Share
Loss before cumulative effect of change in accounting principle	$(7,136)
Less preferred stock dividends and accretion	(804)

Basic and diluted loss attributable to common shareholders before cumulative effect of change in accounting principle	(7,940)	13,270	$(0.60)
Cumulative effect of change in accounting principle, net of tax	66	13,270	—

Basic and diluted loss attributable to common shareholders	$(8,006)	13,270	$(0.60)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the effects would be anti-dilutive for the periods presented, the above computations of diluted earnings (loss) per share exclude the assumed conversion of the Series C Preferred Stock into 2.4 million shares for the period ended March 31, 2003, the assumed exercise of 1.8 million and 1.9 million stock options for the periods ended March 31, 2004 and 2003, respectively, the assumed conversion of the Series B Preferred Stock into 0.3 million common shares for the periods ended March 31, 2004 and 2003, and the assumed exercise of the warrants into 0.3 million shares for the period ended March 31, 2003.

(11) Restructuring

For the year ended December 31, 2002, the Company recorded a restructuring charge of $0.8 million related to the acquisition of the assets of the CSD. The restructuring charge consisted of $0.3 million for severance for individuals that were employees of the Company prior to the acquisition, and $0.5 million of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from December 31, 2004 through March 31, 2004 (in thousands):

	Locations		Total
	Number of Locations	Costs
Balance December 31, 2003	2	$234	$234
Utilized during three months ended March 31, 2004	—	(17)	(17)

Balance March 31, 2004	2	$217	$217

(12) Segment Reporting

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Three Months Ended March 31,
	2004	2003
Revenue:
Technical Services	$101,059	$102,270
Site Services	41,309	38,641
Corporate Items	389	1,394

Total	142,757	142,305

Cost of Revenues:
Technical Services	78,093	76,111
Site Services	28,626	29,265
Corporate Items	741	1,238

Total	107,460	106,614

Selling, General & Administrative Expenses:
Technical Services	11,386	14,398
Site Services	4,173	4,164
Corporate Items	7,629	8,418

Total	23,188	26,980

EBITDA:
Technical Services	11,580	11,761
Site Services	8,510	5,212
Corporate Items	(7,981)	(8,262)

Total	12,109	8,711

Reconciliation to Consolidated Statement of Operations
Accretion of environmental liabilities	2,588	2,733
Depreciation and amortization	5,405	6,648
Non-recurring severance	16	109
Restructuring	—	(124)

Income (loss) from operations	4,100	(655)
Other income	(5,287)	(17)
Interest expense, net	5,358	5,510

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$4,029	$(6,148)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The acquisition broadened the Company’s disposal capabilities, geographic reach and significantly expanded the Company’s network of hazardous waste disposal facilities. Following the acquisition, the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment and disposal facilities in North America. The Company believes that the acquisition of hazardous waste facilities in new geographic areas has allowed and will continue to allow the Company to expand its service area and has resulted and will continue to result in significant cost savings by allowing the Company to treat and dispose of hazardous waste internally that the Company previously paid third parties and eliminate redundant selling, general and administrative expenses and inefficient transportation costs.

The Company believes that significant synergies can be achieved by further integrating the former CSD operations into its business. Since the effective date of the acquisition, the Company has reduced and plans to continue to reduce expenses by use of common information management systems to minimize disposal costs outside the integrated network of facilities by sending waste to the disposal facilities that it now owns. The Company also has eliminated and plans to continue to eliminate duplicate costs relating to overlapping operations on a geographic basis. Although much of the integration of operations and reduction of the combined entities’ overlapping costs has been completed, this process is still ongoing.

In addition, as part of the acquisition, the Company assumed certain environmental liabilities valued at $184.5 million. The Company now anticipates such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

As further discussed in Item 4, “Controls and Procedures,” Safety-Kleen has publicly disclosed that it had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it would be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former

CSD into the Company’s business and financial reporting systems effective as of the acquisition date. Although the Company has made significant progress in resolving the internal control weaknesses caused by the integration of the CSD into its systems, the Company continues to experience deficiencies in certain of its internal controls.

Acquisition

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002, the Company purchased the assets of the CSD for $26.6 million in net cash, and incurred direct costs related to the transaction of $9.7 million for a total purchase price of $36.3 million. In addition, the Company assumed with the transaction certain environmental liabilities valued at $184.5 million.

In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $12.6 million (after giving effect to subsequent net changes in estimates) which consisted primarily of lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which were closed. The following table summarizes the activity of the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (dollars in thousands):

	Severance		Facilities		Total Liability
	Number of Employees	Liability	Number of Facilities	Liability
Balance December 31, 2003	52	$676	9	$2,931	$3,607
Net change in estimate	(23)	—	—	61	61
Utilized in the period through March 31, 2004	(3)	(184)	—	(499)	(683)
Interest accretion	—	—	—	70	70

Balance March 31, 2004	26	$492	9	$2,563	$3,055

Environmental Liabilities

The changes to environmental liabilities for the quarter ended March 31, 2004 are as follows (dollars in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Income Statement	Other Changes in Estimates	Currency Translations, Reclassifications and Other	Payments	March 31, 2004
Landfill retirement liability	$17,703	$233	$627	$(542)	$(34)	$(5)	$(15)	$17,967
Non-landfill retirement liability	7,992	—	235	62	—	(11)	(546)	7,732
Remediation for landfill sites	5,525	—	60	(231)	—	(29)	(92)	5,233
Remediation, closure and post-closure for closed sites	97,535	—	1,073	(341)	—	(2)	(778)	97,487
Remediation (including Superfund) for non-landfill open sites	54,376	—	593	(159)	—	(120)	(415)	54,275

Total	$183,131	$233	$2,588	$(1,211)	$(34)	$(167)	$(1,846)	$182,694

All of the landfill facilities included in the table above are active as of March 31, 2004.

The following table presents the change in remaining highly probable airspace from December 31, 2003 through March 31, 2004 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2003	29,031
Consumed three months ended March 31, 2004	(134)

Remaining capacity at March 31, 2004	28,897

Commencing January 1, 2004, asset retirement obligations incurred are being discounted at the credit-adjusted risk-free rate of 8.5% and inflated at a rate of 1.2%.

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

The following table sets forth for the periods indicated certain operating data associated with the Company’s results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2003 and Item 1, “Financial Statements” in this report.

	Percentage of Revenues For the Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues:
Disposal costs to third parties	4.5	4.9
Other cost of revenues	70.7	70.0

Total cost of revenues	75.2	74.9
Selling, general and administrative expenses	16.3	19.1
Accretion of environmental liabilities	1.8	1.9
Depreciation and amortization	3.8	4.7
Restructuring	—	(0.1)

Income (loss) from operations	2.9	(0.5)
Other income	(3.7)	—
Interest expense, net	(3.8)	(3.8)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	2.8	(4.3)
Provision for income taxes	0.8	0.7

Income (loss) before cumulative effect of change in accounting principle	2.0	(5.0)
Cumulative effect of change in accounting principle, net of tax	—	0.1

Net income (loss)	2.0%	(5.1)%

Earnings before Interest, Taxes Depreciation and Amortization (“EBITDA”)

The Company defines EBITDA as it is defined in the Financing Agreement as amended between the Company and Ableco Finance LLC, which is net income or loss, excluding interest, taxes, depreciation and amortization, accretion of environmental liabilities, restructuring charges, effects of discontinued operations, other non-recurring costs, and certain extraordinary or non-recurring gains or losses. The Company’s management considers EBITDA to be a measurement of performance which provides useful information to both management and investors. The Company’s Revolving Credit Facility, Senior Loans and Subordinated Loans outstanding as of March 31, 2004 have covenants requiring specific amounts of EBITDA, and the conversion price of the Company’s Series C Preferred Stock outstanding as of March 31, 2004 was dependent on the level of EBITDA attained during the year ended December 31, 2003.

EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. Furthermore, the Company’s measurement of EBITDA might be inconsistent with similar measures presented by other companies.

EBITDA for under the Financing Agreement, as amended, for the four consecutive quarter period ended March 31, 2004 is calculated as follows (dollars in thousands):

Net loss	$(7,326)
Accretion of environmental liabilities	10,969
Depreciation and amortization	25,239
Interest expense, net	23,572
Provision for income taxes	5,546
Non-recurring severance charges	996
Change in value of embedded derivative	(4,891)

EBITDA	$54,105

The following reconciles EBITDA to net cash provided from operations for the quarter ended March 31, 2004 (dollars in thousands):

EBITDA	$12,109
Adjustments to reconcile EBITDA to net cash provided by operations:
Interest expense, net	(5,358)
Provision for income taxes	(1,212)
Allowance for doubtful accounts	145
Amortization of deferred financing costs	753
Gain on sale of fixed assets	(244)
Foreign currency gain on intercompany transactions	(54)
Changes in assets and liabilities:
Accounts receivable	4,531
Unbilled accounts receivable	3,376
Prepaid expenses	(2,794)
Accounts payable	(5,050)
Environmental liabilities	(3,037)
Deferred revenue	785
Income taxes payable	1,768
Other, net	371

Net cash provided by operating activities	$6,089

Segment data

Performance of the Company’s segments is evaluated on several factors of which the primary financial measure is EBITDA. The following table sets forth certain operating data associated with the Company’s results of operations and summarizes EBITDA contribution by operating segment for the three months ended March 31, 2004 and 2003. The Company considers EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 20, “Segment Reporting” of the Annual Report on Form 10-K for the year ended December 31, 2003 and Item 1, “Financial Statements” and in particular Note 12, “Segment Reporting” in this report.

	2004	2003
Revenue:
Technical Services	$101,059	$102,270
Site Services	41,309	38,641
Corporate Items	389	1,394

Total	142,757	142,305

Cost of Revenues:
Technical Services	78,093	76,111
Site Services	28,626	29,265
Corporate Items	741	1,238

Total	107,460	106,614

Selling, General & Administrative Expenses:
Technical Services	11,386	14,398
Site Services	4,173	4,164
Corporate Items	7,629	8,418

Total	23,188	26,980

EBITDA:
Technical Services	11,580	11,761
Site Services	8,510	5,212
Corporate Items	(7,981)	(8,262)

Total	12,109	8,711

Three months ended March 31, 2004 versus the three months ended March 31, 2003

Revenues

Total revenues for the three months ended March 31, 2004 increased $0.5 million to $142.8 million from $142.3 million for the comparable period in 2003. Technical Services revenues for the three months ended March 31, 2004 decreased $1.2 million to $101.1 million from $102.3 million for the comparable period in 2003. The decrease in revenues for Technical Services consisted primarily of a small decrease in base business due to the difficult economic environment. This was partially offset by increases in revenues from large disposal projects and the positive impact from the strengthening Canadian dollar. Pricing for waste disposal services was flat. Site Services revenues for the three months ended March 31, 2004 increased $2.7 million to $41.3 million from $38.6 million for the comparable period in 2003. Site Services revenues increased due to the opening of additional locations, and due to three emergency response jobs in 2004 for which no similar jobs were performed in 2003. Corporate Items revenues for the three months ended March 31, 2004 decreased $1.0 million to $0.4 million from $1.4 million for the comparable period in 2003. The 2003 revenues for Corporate Items consists primarily of waste existing at discontinued operating sites at the end December 31, 2002 that the Company processed in the first quarter of 2003. There was no waste at discontinued locations processed in the first quarter of 2004.

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

Cost of Revenues

Total cost of revenues for the three months ended March 31, 2004 increased $0.9 million to $107.5 million compared to $106.6 million for the comparable period in 2003. Technical Services costs of revenue increased $2.0 million to $78.1 million from $76.1 million for the comparable period in 2003. The increase in Technical Services costs of revenue was due to a change in the sales mix that included a greater proportion of large waste disposal jobs that typically have lower margins, higher transportation costs associated with a plan to reduce operating expenses, higher costs associated with planned maintenance which were partially offset by reduced employment costs, benefits relating to changes in estimates in environmental liabilities, and lower financial assurance costs. Site Services cost of revenue decreased $0.7 million to $28.6 million from $29.3 million for the comparable period in 2003. The reduction in Site Services cost of revenues is attributed to cost reductions achieved and the higher margin emergency response jobs performed in 2004. Corporate Items cost of revenues for the three months ended March 31, 2004 decreased to $0.7 million from $1.2 million for the comparable period in 2003. The decrease in Corporate Items cost of revenue was primarily due to reduction in activities at discontinued facilities. As a percentage of revenues, combined cost of revenues in 2004 increased for the reasons previously discussed 0.3% to 75.2% from 74.9% for the comparable period in 2003. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in the first quarter of 2004 as a percentage of revenues decreased 0.4% to 4.5% from 4.9% for comparable period in 2003. This decrease in disposal expense paid to third parties is due to the internalization of waste.

The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company continues to upgrade the quality and efficiency of its waste treatment services through the development of new technology and continued modifications and upgrades at its facilities. In addition, the Company has an on-going strategic sourcing initiative in order to reduce operating costs by identifying suppliers that are able to supply goods and services at lower costs, by obtaining volume discounts where the Company is currently purchasing goods and services from various suppliers and consolidating these purchases with a small number of suppliers, and by reducing the internal costs of purchasing goods and services by reducing the number of suppliers that the Company uses through reducing the number of purchase orders that must be prepared and invoices that must be processed. The acquisition of the CSD assets significantly increased the Company’s spending on purchased goods and services. The Company plans to continue to focus on achieving cost savings relating to purchased goods and services through the strategic sourcing initiative. No assurance can be given that the Company’s efforts to manage future operating expenses will be successful.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2004 decreased $3.9 million to $23.2 million from $27.1 million for the comparable period in 2003. Technical Services selling, general and administrative expenses for the three months ended March 31, 2004 decreased $3.0 million to $11.4 million from $14.4 million for the comparable period in 2003 due to reduced headcount. Site Services selling, general and administrative expenses was flat for the three months ended March 31, 2004 compared to the same period of the prior year. Partially offsetting the decreases in headcount for Site Services were increased costs related to the opening of additional locations. Corporate Items selling, general and administrative expenses for the three months ended March 31, 2004 decreased $0.8 million to $7.6 million from $8.4 million for the comparable period in 2003. The decreases were primarily due to decreases in headcount, decreased professional fees, improved controls over expenses and decreased foreign currency transaction losses.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended March 31, 2004 and 2003 was similar at $2.6 million and $2.7 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2004 decreased $1.2 million to $5.4 million from $6.6 million for the comparable period in 2003. The decrease was primarily due to changes in estimates of the lives of the acquired CSD assets made subsequent to first quarter of 2003.

Restructuring

For the year ended December 31, 2002, the Company recorded a restructuring charge of $0.8 million related to the CSD assets acquisition. The restructuring charge consisted of $0.3 million for severance for individuals who were employees of the Company prior to the acquisition, and $0.5 million of costs associated with the decision to close sales offices and parts of facilities that were operated by the Company prior to the acquisition and that became duplicative. During the three months ended March 31, 2003, the Company revised its estimates of restructuring costs, resulting in a credit of $0.1 million.

Other Income (Expense)

As more fully described in the Note 7 in this Report on Form 10-Q, the Company issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock is recorded on the Company’s financial statements as though it consisted of two components, namely (i) a non-convertible redeemable preferred stock which matures in seven years with a 6.0% annual dividend, and (ii) and an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert it into the Company’s common stock. For the quarter ended March 31, 2004, the Company valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00 at March 31, 2004. For the quarter ended March 31, 2004, the Company recorded other income of $5.3 million primarily because of the market price decline of the Company’s common stock that occurred during that quarter. The Company believes in future periods that the value of the Embedded Derivative could increase or decrease significantly based on such factors as changes in the market value of the Company’s common stock, changes in prevailing interest rates, changes in the volatility of the Company’s common stock price and changes in strike price.

Interest Expense, Net

Interest expense, net of interest income for the three months ended March 31, 2004, decreased $0.1 million to $5.4 million from $5.5 million for the comparable period in 2003. The decrease in interest expense was due to $0.6 million of capitalized interest relating to a capital project to comply with air emission standards at the Company’s Deer Park incineration facility, which was partially offset by the interest cost associated higher average balances outstanding for the three months ended March 31, 2004 as compared to the same period in 2003.

Income Taxes

Income tax expense for the three months ended March 31, 2004 increased $0.2 million to $1.2 million from $1.0 million for the comparable period in 2003. Income tax expense for the first quarter of 2004 consists primarily of current tax expense relating to the Canadian operations of $1.2 million and state income tax expense of $0.1 million relating to profitable operations in certain legal entities, partially offset by a federal tax benefit of $0.1 million relating to a fiscal 2000 alternative minimum tax carryback refund. Income tax expense for the first three months of 2003 consists primarily of current tax expense relating to the Canadian operations of $0.9 million and state income tax expense of $0.1 million relating to profitable operations in certain legal entities.

EBITDA Contribution

The combined EBITDA contribution by segments for the three months ended March 31, 2004 increased $3.4 million to $12.1 million from $8.7 million for the comparable period in 2003. The contribution of Technical Services decreased $0.2 million, which was more than offset by an increase in Site Services contribution of $3.3 million and a net decrease in Corporate Items cost of $0.3 million. The combined EBITDA contribution is comprised of revenues of $142.8 million and $142.3 million, net of cost of revenues of $107.5 million and $106.6 million and selling, general and administrative expenses of $23.2 million and $27.0 million for the three-month periods ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company’s primary sources of liquidity are cash flows from operations, existing cash and the Revolving Credit Facility (as hereinafter defined). For the three-month period ended March 31, 2004, net cash provided from operating activities was $6.1 million, and as of March 31, 2004, cash and cash equivalents were approximately $5.0 million, borrowing availability under the Revolving Credit Facility was $35.1 million and properties held for sale were $12.3 million.

The Company intends to use its existing cash and cash flow from operations to fund future operating expenses and recurring capital expenditures. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for each of the quarters ending June 30, 2004, September 30, 2004 and December 31, 2004. As part of the CSD acquisition, the Company assumed environmental liabilities of CSD valued at $184.5 million. The Company performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company anticipates such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

Cash Flows for the three months ended March 31, 2004

For the three months ended March 31, 2004, the Company generated approximately $6.1 million of cash from operating activities. The Company recorded non-cash expenses during this period which provided sources of funds totaling $3.3 million. These adjustments consisted primarily of non-cash expenses of $5.4 million for depreciation and amortization and $2.6 million for the accretion of environmental liabilities, partially offset by a gain of $5.3 million resulting from the change in the value of the embedded derivative. Net sources of cash totaled $14.0 million. The largest of these other sources of cash was a $4.5 million reduction in accounts receivable due primarily to improved collections of accounts receivable and a $3.4 million reduction in unbilled accounts receivable due to the timing of sending invoices to customers. Other significant sources of cash were the net income for the quarter of $2.8 million and a reduction in income taxes payable of $1.8 million. Largely offsetting the sources of cash were uses of cash that totaled $11.2 million and consisted primarily of a reduction in accounts payable of $5.1 million, an increase in prepaid expenses of $2.8 million, and $3.0 million for environmental remedial and landfill liabilities that consisted of $1.8 million in spending and $1.2 of non-cash items.

For the three-month period ended March 31, 2004, the Company used $5.7 million of cash in investing activities. This consisted of additions to property, plant and equipment of $6.1 million and restricted investments purchased of $0.2 million to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $0.6 million.

For the three-month period ended March 31, 2004, the Company’s financing activities resulted in a net use of cash of $1.7 million. The primary uses of cash were to pay $0.8 million of financing costs incurred and to repay $0.6 in senior term loans.

Cash Flows for the three months ended March 31, 2003

For the three months ended March 31, 2003, the Company generated approximately $6.8 million of cash from operating activities. Non-cash expenses recorded for the period totaled $10.7 million. These adjustments consisted primarily of non-cash expenses of $6.6 million for depreciation and amortization, $2.7 million for the accretion of environmental liabilities and $0.5 million for the amortization of deferred financing costs. Other sources of cash totaled $20.8 million and consisted of a decrease in accounts receivable of $14.2 million which was largely due to a lower level of billings in the first quarter of 2003 as compared to the fourth quarter of 2002. Other significant sources of cash were decreases in unbilled accounts receivable and prepaid expenses of $2.6 million and $2.3 million, respectively. Other uses of cash totaled $17.5 million and consisted of a decrease in accounts payable of $5.1 million, a decrease in deferred revenue of $5.1 million and a decrease in accrued expenses of $3.3 million.

For the three-month period ended March 31, 2003, the Company used $8.5 million of cash in investing activities. This consisted of additions to property, plant and equipment of $8.5 million and restricted investments purchased of $0.2 million to support letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $0.2 million.

Cash used in financing activities totaled $5.6 million for the three months ended March 31, 2003. Uses of cash from financing activities consisted primarily of payments of $0.4 million of Senior Loans, net repayments of $2.8 million on the Revolving Credit Facility and $2.3 million of uncashed checks.

Financing Arrangements

As described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company has outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 of three-year non-amortizing term loans (the “Senior Loans”) and $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company has established a letter of credit facility (the “L/C Facility”) under which the Company may obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit.

The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility are as follows:

Revolving Credit Facility. The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002, as subsequently amended (the “Revolving Credit Agreement”) between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allows the Company to borrow up to $100.0 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20.0 million in Canadian dollars and a line for the Company and its U.S. subsidiaries equal to $100.0 million in U.S. dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility may not exceed $20.0 million. At March 31, 2004, letters of credit outstanding were $3.5 million and the Company had approximately $35.1 million available to borrow. The Revolving Credit Agreement, as most recently amended, allows for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either U.S. or Canadian prime (as appropriate) plus 0.50%. The Revolving Credit Agreement requires the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit. Even though the Revolving Credit Facility is due in September 2005, it is classified as short-term debt since the Revolving Credit Agreement contains both a subjective acceleration clause and a lockbox arrangement whereby remittances from the Company’s customers are directed to reduce the debt outstanding.

Under the terms of the Revolving Credit Agreement, as amended, the Company was required to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as described below) of not less than $43.7 million for the three-quarter period ended March 31, 2004. For the three-quarter period ended March 31, 2004, EBITDA was $44.6 million which was within covenant. The Company was also required to maintain a fixed charge coverage ratio of not less than 0.95 to 1.0 for the three-quarter period ended March 31, 2004. The fixed charge coverage ratio for the three-quarter period ended March 31, 2004 was 0.95 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated the EBITDA covenant under the Revolving Credit Facility which was cured by amending the Revolving Credit Agreement with the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) and the Third Amendment to the Loan and Security Agreement (the “Third Amendment”). Under the Third Amendment, the Company is now required to maintain EBITDA of not less than $59.5 million for the four-quarter period ending June 30, 2004. The required level of EBITDA then increases in approximately equal quarterly increments to $64.6 million for the four consecutive quarter period ending December 31, 2004 and to $68.6 million for the four consecutive quarter period ending June 30, 2005. Under the Third Amendment, the Company is now required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for the four-quarter periods ending June 30, 2004 through December 31, 2004, 1.1 to 1.0 for the four-quarter period ending March 31, 2005, and 1.2 to 1.0 for the four-quarter period ending June 30, 2005 and each quarter thereafter.

In exchange for the lenders waiving the violation of the EBITDA covenant for the first and second quarter of 2003 and resetting the loan covenants for future periods, the Second Amendment and Third Amendment required the Company to pay amendment fees that totaled approximately $0.4 million and the Third Amendment increased the interest rate under the Revolving Credit Agreement from LIBOR plus 3.00% to LIBOR plus 3.50%, or from the U.S. prime rate to the U.S. prime rate plus 0.50% for U.S.-based prime rate loans. For prime rate-based borrowings in Canada, the Third Amendment increased the interest rate from that of the Revolving Credit Agreement from the Canadian prime rate to the Canadian prime rate plus 0.50%. The increases in the interest rates under the Third Amendment became effective as of August 1, 2003 and will continue until such time as the Company has maintained a fixed charge coverage ratio in excess of 1.1 to 1.0 for three consecutive quarters. In such event, the interest rates will revert in future periods from LIBOR plus 3.50% to LIBOR plus 3.25%, from the U.S. prime rate plus 0.50% for the U.S. prime plus 0.25% for U.S.-based prime rate loans, or from the Canadian prime rate plus 0.50% to the Canadian prime rate plus 0.25% for Canadian-based prime loans.

EBITDA under the Revolving Credit Agreement, as amended, for the three-quarter period ended March 31, 2004 is calculated as follows (dollars in thousands):

Net loss	$(527)
Accretion of environmental liabilities	8,186
Depreciation and amortization	18,800
Interest expense, net	17,593
Provision for income taxes	4,284
Change in value of embedded derivative	(4,462)
Non-recurring severance charges	731

EBITDA	$44,605

Senior Loans and Subordinated Loans. The Senior and the Subordinated Loans were issued under a Financing Agreement dated September 6, 2002 (the “Financing Agreement”). As explained below, the Senior Loans now bear interest at LIBOR plus 7.75% and the Subordinated Loans now bear interest at 22.5% (of which up to one-half may be either paid in cash or in kind at the Company’s option). The Senior Loans and the Subordinated Loans are secured by a first security or mortgage interest in substantially all of the Company’s assets, except for the second security interests in the Company’s accounts receivable in which the Agent under the Revolving Credit Facility has a first security interest and the cash collateral provided by the Company to the issuer of letters of credit under the L/C Facility in which such issuer has a first security interest.

The Financing Agreement, as amended, provides for certain covenants, the most restrictive of which required that the Company maintain minimum consolidated EBITDA (as described below) of not less than $53.1 million for the four-quarter period ended March 31, 2004. For the four-quarter period ended March 31, 2004, EBITDA was $54.1 million which was within covenant. The Company was also required to maintain a fixed charge coverage ratio of not less than 0.87 to 1.0 for the four consecutive quarter period ended March 31, 2004. For the four consecutive quarter period ended March 31, 2004, the fixed charge coverage ratio was 0.99 to 1.0 which was within covenant. The Company was also required to maintain a leverage ratio of consolidated funded indebtedness to consolidated EBITDA of not more than 2.23 to 1.0 for the four consecutive quarter period ended March 31, 2004. For the four consecutive quarter period ended March 31, 2004, the leverage ratio was 1.8 to 1.0 which was within covenant.

For the first and second quarters of 2003, the Company violated certain of the loan covenants under the Senior Loans and Subordinated Loans which was cured by amending the Financing Agreement with the First Amendment to Financing Agreement (the “First Financing Amendment”) and the Second Amendment to Financing Agreement (the “Second Financing Amendment”). The Company is now required to maintain consecutive four quarters EBITDA of not less than $59.5 million, $61.7 million and $64.6 million for the periods ending June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The required level of EBITDA then increases in approximately equal quarterly increments to $80.3 million, $90.9 million, and $107.1 million for the years ending December 31, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0, 1.05 to 1.0 and 1.12 to 1.0 for the four consecutive quarter periods ending June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The required fixed charge coverage ratio then increases in approximately equal quarterly increments to 1.33 to 1.0, 1.43 to 1.0 and 1.55 to 1.0 for the four-quarter periods ending December 31, 2005, 2006 and 2007, respectively. The Company is also now required to maintain a leverage ratio of not more than 1.80 to 1.0, 1.79 to 1.0 and 1.65 to 1.0 for the four-quarter periods ending June 30, 2004, September 30, 2004 and December 31, 2004, respectively. The maximum leverage ratio then decreases in approximately equal quarterly increments to 0.98 to 1.0, 0.62 to 1.0, and 0.21 to 1.0 for the four-quarter periods ending December 31, 2005, 2006 and 2007, respectively.

In exchange for the lenders waiving the violation of the loan covenants for the first and second quarters of 2003 and resetting the loan covenants for future periods, the First Financing Amendment and the Second

Financing Amendment required the Company to pay amendment fees totaling approximately $1.0 million in fiscal year 2003. In addition, even though the Company was in compliance with its loan covenants for the third and fourth quarters of 2003, in accordance with the Second Financing Amendment the Company paid an additional amendment fee of $0.6 million in April 2004 because the Company failed to achieve 95% of its projected consolidated EBITDA benchmark for the period commencing July 1, 2003 through December 31, 2003. The Second Financing Amendment increased the interest rates from those of the Financing Agreement for Senior and Subordinated Loans from LIBOR plus 7.25% to LIBOR plus 7.75% and from 22.0% to 22.5%, respectively. The Amendments to the Financing Agreement also prohibit the Company from paying dividends in cash on its Series B Preferred Stock and Series C Redeemable Preferred Stock, and prohibit the repurchase or retirement of outstanding common stock, preferred stock, warrants and stock options.

EBITDA for under the Financing Agreement, as amended, for the four consecutive quarter period ended March 31, 2004 is calculated as follows (dollars in thousands):

Net loss	$(7,326)
Accretion of environmental liabilities	10,969
Depreciation and amortization	25,239
Interest expense, net	23,572
Provision for income taxes	5,546
Non-recurring severance charges	996
Change in value of embedded derivative	(4,891)

EBITDA	$54,105

L/C Facility. At March 31, 2004, letters of credit outstanding under the L/C Facility were approximately $86.2 million.

Stockholder Matters

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The dividends due on January 15, 2003 were paid in cash. However, because of restrictions in the amendment to the Company’s Financing Agreement which became effective in May 2003, the Company issued 12,531 shares of the Company’s common stock in payment of the January 15, 2004 dividend requirement. The Company now anticipates that dividends on the Series B Preferred Stock will be paid in common stock for the foreseeable future.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46-R. FIN 46-R deferred to March 15, 2004 the effective date for variable interest entities created before January 31, 2003. FIN 46 and FIN 46-R will have no impact on the Company’s results of operations since it has no special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company’s philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow at variable rates for working capital and other short-term needs. The following table provides information regarding the Company’s fixed rate borrowings at March 31, 2004 (dollars in thousands):

Scheduled Maturity Dates	Nine Months Remaining					Thereafter	Total
	2004	2005	2006	2007	2008
Subordinated Loans	$—	$—	$—	$40,000	$—	$—	$40,000
Redeemable Convertible Preferred Stock	—	—	—	—	—	36,673	36,673
Capital Lease Obligations	1,060	1,418	1,375	964	636	34	5,487

	$1,060	$1,418	$1,375	$40,964	$636	$36,707	$82,160

Weighted average interest rate on fixed rate borrowings	15.2%	15.3%	15.2%	14.0%	6.0%	6.0%

In addition to the fixed rate borrowings described in the table above, the Company had at March 31, 2004 borrowings at variable interest rates of $106.6 million that bore interest at LIBOR (1.11% at March 31, 2004), plus 7.75% and borrowings of $35.2 million that bore interest at either the U.S. or Canadian “prime” rate (4.0% or 4.25% at March 31, 2004, respectively) plus 0.50%. The following table presents hypothetical situations of the amount of interest expense that would be incurred on an annual basis assuming the balance outstanding at March 31, 2004 remained unchanged and assuming three scenarios for interest rates: (i) interest rates remain unchanged from those on March 31, 2004, (ii) interest rates increase by 200 basis points and (iii) interest rates decrease by 200 basis points (dollars in thousands):

Description of Debt	Principal Balance March 31, 2004	Interest if Interest Rates Remain Unchanged	Interest if Interest Rates Increase 200 b.p.	Interest if Interest Rates Decrease 200 b.p.
Senior Loans	$106,635	$9,448	$11,581	$7,315
Revolving Credit Facility	35,153	1,590	2,293	887

	$141,788	$11,038	$13,874	$8,202

Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet. The Company views its investment in the Canadian subsidiaries as long-term; thus, the Company has not entered into any hedging transactions between the Canadian dollar and the U.S. dollar. The Canadian subsidiaries transact approximately 30.6% of their business in U.S. dollars and any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are subject to foreign currency transaction gains or losses. During the three-month-periods ended March 31, 2004 and 2003, the U.S. dollar fell approximately 1.2% and 7.0%, respectively, against the Canadian dollar resulting in foreign currency exchange losses of $0.1 million and $0.8 million, respectively. The average exchange rate for the quarter ended March 31, 2004 was 1.32 Canadian dollars to the U.S. dollar. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, the Company would have reported increased net income by approximately $0.2 million. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, the Company would have reported lower net income by approximately $0.2 million. The Company is subject to market risk arising from purchases of commodities, but these risks are minimal since no significant amount of commodities are used in the treatment of hazardous waste.

As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred

Stock is recorded on the Company’s financial statements as though it consisted of two components, namely (i) a non-convertible redeemable preferred stock which matures in seven years with a 6.0% annual dividend, and (ii) and an embedded derivative (the “Embedded Derivative”) which reflects the right of the holders of the Series C Preferred Stock to convert it into the Company’s common stock. The initial values of the two components were determined as of the issuance date based upon the relative fair values using a discounted cash flow model and an assumed rate of return of 14.0%. The Embedded Derivative was recorded in Other Long-term Liabilities at an initial fair value of $9.3 million and is periodically marked to market value until such time that the maximum number of shares of common stock which may be issued upon conversion is determined. As of March 31, 2004, the market value of the Embedded Derivative was determined to be $4.3 million and the Company recorded $5.3 million of Other Income during the first quarter of 2004 to reflect such adjustment. The closing price of the Company’s stock on March 31, 2004 was $7.41 per share. Had the stock price been $2.00 higher, the value of the Embedded Derivative would have been $10.8 million, and the Company would have recorded $1.2 million of Other Expense for the quarter ended March 31, 2004. Had the stock price $2.00 lower, the value of the Embedded Derivative would have been $0.2 million, and the Company would have recorded $4.1 million of additional Other Income for the quarter ended March 31, 2004.

Item 4. Controls and Procedures

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it has historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial period of the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations within the United States and certain systems in Canada are substantially integrated and efficiently operating as of March 31, 2004. During the integration process, the Company identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies. In addition, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, has increased the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. Furthermore, Safety-Kleen’s preexisting deficiencies in financial systems, processes and related internal controls increased the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen has provided to the Company were not accurate.

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

In October 2002, the Company established a Disclosure Committee pursuant to the provisions of the Sarbanes-Oxley Act. The Committee is chaired by the Company’s General Counsel and consists of the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, Senior Vice President of Risk Management and the vice president responsible for oversight of the environmental liabilities associated with discontinued facilities and operations. From time to time, the Committee also confers with two outside consultants, one an expert in investor relations and the other, an attorney specializing in Securities and Exchange Commission (the “SEC”) matters.

In connection with the audit for the year ended December 31, 2003, PricewaterhouseCoopers LLP (“PwC”) advised the Audit Committee of the Company’s Board of Directors, and the Chief Financial Officer and the

Corporate Controller advised the Disclosure Committee, that during the course of the audit of the Company’s financial statements for the year ended December 31, 2003, PwC noted a material weakness existed in the reconciliation and calculation of deferred revenue. PwC also noted that reportable conditions existed for environmental and landfill accounting, valuation of unbilled receivables, fixed asset accounting and income tax accounting.

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

The Company has addressed the material weaknesses noted, and believes it has implemented an improved process to properly document and calculate deferred revenue on a go forward basis. Furthermore, the Company believes that because of already implemented system and process enhancements, as well as improvements to existing controls and procedures that will be implemented and enforced by June 30, 2004, the reportable conditions will no longer be relevant as they relate to the Company’s internal control environment.

In light of this information, the Company’s Disclosure Committee carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that while the Company’s disclosure controls and procedures are substantially effective for these purposes as of March 31, 2004, the Company should continue its efforts to further improve its disclosure controls and procedures.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, other than the ongoing actions described above, many of which were begun prior to the most recent evaluation date.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 6, “Legal Proceedings and Contingencies,” to the financial statements included in this Report on Form 10-Q, which description is incorporated herein by reference.

Item 2—Changes in Securities—None

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—None

Item 5—Other Information—None

Item 6—Exhibits and Reports on Form 8-K

a. Exhibits

Item No.	Description	Location

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith.

32	Section 1350 Certifications	Filed herewith.

b. Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed a Report on Form 8-K dated March 15, 2004. Pursuant to Item 12 of Form 8-K, such Report furnished to the Securities and Exchange Commission the Company’s press release dated March 15, 2004, which contains an earnings announcement for the year ended December 31, 2003.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

By:	/s/ ALAN S. MCKIM

Alan S. McKim President and Chief Executive Officer

Date: April 27, 2004

By:	/s/ MARK S. BURGESS

Mark S. Burgess Executive Vice President and Chief Financial Officer

Date: April 27, 2004