Form 10-Q
period 2004-06-30
CLEAN HARBORS INC
filed 2004-08-06
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	14,084,982
(Class)	(Outstanding at July 29, 2004)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$17,389	$6,331
Restricted cash	3,913	—
Accounts receivable, net of allowance for doubtful accounts of $3,136 and $3,572, respectively	113,340	114,429
Unbilled accounts receivable	8,251	9,476
Deferred costs	5,425	5,395
Prepaid expenses	10,040	8,582
Supplies inventories	9,774	9,018
Deferred tax asset	171	178
Properties held for sale	12,285	12,690

Total current assets	180,588	166,099

Property, plant, and equipment:
Land	14,453	14,492
Landfill assets	4,689	3,579
Buildings and improvements	85,243	84,649
Vehicles and equipment	168,732	164,693
Furniture and fixtures	2,283	2,604
Construction in progress	34,294	25,931
Non-landfill asset retirement costs	990	994

	310,684	296,942
Less—accumulated depreciation and amortization	139,986	130,400

	170,698	166,542

Other assets:
Restricted cash	—	88,817
Deferred financing costs	9,556	6,297
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated amortization of $19,692 and $17,630, respectively	76,728	79,811
Deferred tax asset	6,356	6,594
Other	8,083	6,967

	119,755	207,518

Total assets	$471,041	$540,159

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Uncashed checks	$4,805	$5,983
Revolving credit facility	—	35,291
Current portion of capital lease obligations	1,459	1,207
Accounts payable	59,098	60,611
Accrued disposal costs	2,466	2,021
Deferred revenue	23,379	22,799
Other accrued expenses	34,863	32,240
Current portion of environmental liabilities	18,648	21,282
Income taxes payable	5,050	2,623

Total current liabilities	149,768	184,057

Other liabilities:
Environmental liabilities, less current portion	163,516	161,849
Long-term obligations, less current maturities	148,045	147,209
Capital lease obligations, less current portion	3,880	3,412
Other long-term liabilities	8,253	18,055
Accrued pension cost	609	633

Total other liabilities	324,303	331,158

Commitments and contingent liabilities

Redeemable Series C Convertible Preferred Stock, $.01 par value: Authorized 25,000 shares; issued and outstanding 0 and 25,000 shares, respectively, net of unamortized issuance costs and fair value of embedded derivative	—	15,631

Stockholders’ equity (deficit):
Preferred stock, $.01 par value:
Series A convertible preferred stock: Authorized 894,585; issued and outstanding – none	—	—
Series B convertible preferred stock: Authorized 156,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 14,064,649 and 13,911,212 shares, respectively	141	139
Additional paid-in capital	61,843	63,642
Accumulated other comprehensive income	5,216	6,452
Accumulated deficit	(70,231)	(60,921)

Total stockholders’ (deficit) equity	(3,030)	9,313

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$471,041	$540,159

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$161,631	$172,035	$304,388	$314,340
Cost of revenues	115,842	131,797	223,302	238,411
Selling, general and administrative expenses	27,550	30,736	50,998	57,800
Accretion of environmental liabilities	2,619	2,783	5,207	5,516
Depreciation and amortization	6,256	6,439	11,661	13,087
Restructuring	—	—	—	(124)

Income (loss) from operations	9,364	280	13,220	(350)
Other income (expense)	(6,635)	162	(1,104)	154
Loss on refinancing	(7,099)	—	(7,099)	—
Interest (expense), net	(5,443)	(5,979)	(10,801)	(11,489)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(9,813)	(5,537)	(5,784)	(11,685)
Provision for income taxes	2,314	1,262	3,526	2,250

Net loss before cumulative effect of change in accounting principle	(12,127)	(6,799)	(9,310)	(13,935)
Cumulative effect of change in accounting principle, net of tax	—	—	—	66

Net loss	(12,127)	(6,799)	(9,310)	(14,001)
Redemption of Series C preferred stock and dividends and accretion on preferred stock	10,761	814	11,616	1,618

Net loss attributable to common shareholders	$(22,888)	$(7,613)	$(20,926)	$(15,619)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(1.63)	$(0.57)	$(1.49)	$(1.17)

Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$—

Loss attributable to common shareholders	$(1.63)	$(0.57)	$(1.49)	$(1.17)

Weighted average common shares outstanding	14,044	13,436	14,002	13,353

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,310)	$(14,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,661	13,087
Cumulative effect of change in accounting principle, net of tax	—	66
Allowance for doubtful accounts	479	1,082
Amortization of deferred financing costs	1,558	1,069
Accretion of environmental liabilities	5,207	5,516
(Gain) loss on sale of fixed assets	(486)	292
Deferred income taxes	—	44
Stock options expensed	—	14
Loss on refinancing	7,099	—
(Gain) loss on embedded derivative	1,590	(446)
Foreign currency (gain) loss on intercompany transactions	(600)	801
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	259	8,596
Unbilled accounts receivable	1,159	3,117
Deferred costs	(54)	1,161
Prepaid expenses	(1,477)	2,210
Supplies inventories	(776)	(78)
Other assets	(1,170)	(1,229)
Accounts payable	(945)	1,934
Environmental liabilities	(5,715)	(4,278)
Deferred revenue	699	(6,571)
Accrued disposal costs	464	(78)
Other accrued expenses	2,878	91
Income taxes payable	2,510	(1,295)

Net cash provided by operating activities	15,030	11,104

Cash flows from investing activities:
CSD acquisition costs	—	(250)
Additions to property, plant and equipment	(12,887)	(18,435)
Proceeds from sale of restricted investments	89,294	498
Cost of restricted investments purchased	(4,390)	(23,908)
Proceeds from sale of fixed assets	665	241

Net cash provided by (used in) investing activities	72,682	(41,854)

Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	(351)
Repayments of Subordinated Loans	(40,000)	—
Net borrowings (repayments) under revolving credit facility	(35,168)	22,459
Change in uncashed checks	(1,104)	890
Deferred financing costs incurred	(10,164)	(562)
Proceeds from exercise of stock options	155	367
Dividend payments on preferred stock	(1,963)	(974)
Proceeds from employee stock purchase plan	247	256
Payments on capital leases	(730)	(245)
Issuance of Senior Secured Notes	148,045	—
Redemption of Series C Convertible Preferred Stock	(25,000)	—
Cash paid in lieu of warrants	(363)	—
Debt extinguishment payments	(3,420)	—

Net cash provided by (used in) financing activities	(76,674)	21,840

Increase (decrease) in cash and cash equivalents	11,038	(8,910)
Effect of exchange rate change on cash	20	633
Cash and cash equivalents, beginning of period	6,331	13,682

Cash and cash equivalents, end of period	$17,389	$5,405

Supplemental information:
Non-cash investing and financing activities:
Property, plant and equipment accrued	$1,368	$1,353

New capital lease obligations	$1,469	$539

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value
Balance at December 31, 2003	112	$1	13,911	$139	$63,642		$6,452	$(60,921)	$9,313
Net loss	—	—	—	—	—	$(9,310)	—	(9,310)	(9,310)
Foreign currency translation	—	—	—	—	—	(1,236)	(1,236)	—	(1,236)

Comprehensive loss						$(10,546)

Preferred stock dividends:
Series B	—	—	28	—	—		—	—	—
Series C	—	—	—	—	(821)		—	—	(821)
Issuance of warrants	—	—	—	—	9,193		—	—	9,193
Proceeds from exercise of stock options	—	—	71	1	154		—	—	155
Employee stock purchase plan	—	—	55	1	246		—	—	247
Redemption of Series C preferred stock	—	—	—	—	(9,864)		—	—	(9,864)

Amortization of preferred stock discount and issuance costs	—	—	—	—	(707)		—	—	(707)

Balance at June 30, 2004	112	$1	14,065	$141	$61,843		$5,216	$(70,231)	$(3,030)

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

Certain reclassifications have been made in the prior periods’ Consolidated Financial Statements to conform to the presentation for the three- and six-month periods ended June 30, 2004.

(2) Acquisition

As more fully described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”), effective September 7, 2002. The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada.

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

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total
Balance at December 31, 2003	52	$676	9	$2,931	$3,607
Net change in estimate	(10)	—	—	65	65
Utilized in the quarter ended March 31, 2004	(3)	(184)	—	(499)	(683)
Utilized in the quarter ended June 30, 2004	(15)	(154)	—	(111)	(265)
Interest accretion	—	—	—	136	136

Balance at June 30, 2004	24	$338	9	$2,522	$2,860

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

(b) Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s net loss and net loss per common share for the three and six month periods ended June 30, 2004 and 2003, would approximate the pro forma amounts as compared to the amounts reported (in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders	$(22,888)	$(7,613)	$(20,926)	$(15,619)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	496	568	1,008	904

Pro forma net loss attributable to common shareholders	$(23,384)	$(8,181)	$(21,934)	$(16,523)

Loss per share:
Basic and diluted as reported	$(1.63)	$(0.57)	$(1.49)	$(1.17)
Basic pro forma	$(1.67)	$(0.61)	$(1.57)	$(1.24)

(4) Restricted Cash

At June 30, 2004 and December 31, 2003, restricted cash consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Cash collateral for letter of credit facility – current	$3,913	$—
Cash collateral for letter of credit facility – non-current	—	88,817

	$3,913	$88,817

Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should those facilities cease operation. Closure would include the cost of removing the waste stored at the facility which ceased operating, sending such material to another site for disposal, and performing certain procedures for decontamination of the facility. The Company has placed most of the required financial assurance through Steadfast Insurance Company, which requires letters of credit as collateral to its financial assurance

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

obligations. At December 31, 2003, the Company had a Letter of Credit Facility (the “L/C Facility”) under an Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provided that Fleet would issue up to $100.0 million of letters of credit at the Company’s request provided that the Company posted collateral equal to 103% of the amount of the outstanding letters of credit. As further discussed in Note 6, “Financing Arrangements,” on June 30, 2004, the L/C Facility was replaced with a synthetic letter of credit facility (the “Synthetic LC Facility”). Under the Synthetic LC Facility, the Company is not required to post cash collateral. On June 30, 2004, the $88.9 million of restricted cash then on deposit was released to the Company.

As described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company previously had outstanding a $100.0 million revolving credit facility (the “Revolving Credit Facility”) that allowed the Company to borrow up to $100.0 million in cash and letters of credit with Congress Financial Corporation (“Congress”). On June 30, 2004, the Company posted $3.9 million of restricted cash with Congress to support $3.6 million of letters of credit then outstanding that for administrative reasons could not be replaced with letters of credit under the Synthetic LC Facility, or as discussed in Note 6 under “Financing Arrangements,” the Revolving Facility. The Company anticipates that by September 30, 2004 the letters of credit outstanding with Congress will be replaced with other letters of credit, allowing the $3.9 million of restricted cash at June 30, 2004 to be released for the Company’s general use.

(5) Properties Held for Sale

As part of its plan to integrate the activities of the CSD into its operation, the Company determined that certain acquired properties were no longer needed for its operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, the Company valued properties held for sale at the current appraised market value less estimated selling costs. Properties held for sale include only those properties that the Company believes can be sold within the next twelve months based on current market conditions and the asking price.

During the three month period ended March 31, 2004, the Company sold one of the properties for $0.6 million, net of selling costs. The gain on the sale of approximately $0.2 million was included in other income (expense).

(6) Financing Arrangements

The following table is a summary of the Company’s financing arrangements:

	June 30, 2004	December 31, 2003
	(in thousands)
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (3.50% and 3.75%, respectively, at June 30, 2004) or the Eurodollar rate (1.40% at June 30, 2004), depending on the currency of the underlying loan, plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United Sates except for accounts receivable	150,000	—
Revolving Credit Facility with a financial institution, bearing interest at LIBOR (1.40% at June 30, 2004) plus 3.50% or the U.S. or Canadian prime rate (3.50% and 3.75%, respectively, at June 30, 2004) plus 0.50% at the Company’s election, collateralized by a first security interest in accounts receivable and a second security interest in substantially all other assets	—	35,291
Senior Loans, bearing interest at LIBOR (1.40% at June 30, 2004) plus 7.75%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	—	107,209
Subordinated Loans, bearing interest at 22.50%, collateralized by a first security or mortgage interest in substantially all of the Company’s assets except for accounts receivable	—	40,000

	150,000	182,500
Less unamortized issue discount	1,955	—
Less obligations classified as current	—	35,291

Long-term obligations	$148,045	$147,209

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

As described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”) and $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company had established a letter of credit facility (the “L/C Facility”) under which the Company could obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit. On June 30, 2004, the Company’s debt under the Revolving Credit Facility, the Senior Loans and the Subordinated Loans was replaced by $150.0 million of eight-year Senior Secured Notes (the “Senior Secured Notes”) and a $30.0 million revolving credit facility (the “Revolving Facility”) as described below. Additionally, the L/C Facility was replaced with a synthetic letter of credit facility (the “Synthetic LC Facility”) whereby the Company may obtain up to $90.0 million of letters of credit as described below.

The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

Senior Secured Notes. The Senior Secured Notes were issued under an Indenture dated June 30, 2004 (the “Indenture”). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. The Senior Secured Notes were issued at a $2.0 million discount that results in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15, commencing on January 15, 2005.

The Senior Secured Notes are secured by a second-priority lien on all of the domestic assets of the Company and its domestic subsidiaries that secure the Company’s reimbursement obligations under the Synthetic LC Facility on a first-priority basis (as described below); provided that such assets do not include any capital stock, notes, instruments, other equity interests of any of the Company’s subsidiaries, accounts receivable, and certain other excluded collateral as provided in the Indenture. The Senior Secured Notes are jointly and severally guaranteed on a senior secured second-lien basis by substantially all of the Company’s existing and future domestic subsidiaries. The Senior Secured Notes are not guaranteed by the Company’s foreign subsidiaries.

The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or the offer to the repurchase of all or part of the then outstanding Senior Secured Notes. “Excess Cash Flow” is defined in the Indenture as consolidated EBITDA less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company.

The $6.2 million cost associated with the issuance of the Senior Secured Notes was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Senior Secured Notes.

Revolving Facility. Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the “Credit Agreement”) among the Company, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders ( the “LC Facility Lenders”) thereunder, and certain other parties. The Revolving Facility allows the Company to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company’s Canadian subsidiaries of $5.3 million. The Revolving Facility also allows the Company to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At June 30, 2004, the Company had no borrowings and $1.5 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $28.5 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

The Revolving Facility is secured by a first security interest in accounts receivable and a second security interest in substantially all other assets. The Revolving Facility prohibits the payment of dividends on the Company’s common stock but allows the payment of dividends on the Company’s Series B Preferred Stock.

Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 3.00 to 1.0, 2.80 to 1.0 and 2.55 to 1.0 for the four-quarter periods ending September 30, 2004, December 31, 2004 and

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

March 31, 2005, respectively. The maximum Leverage Ratio is then reduced to no more than 2.50 to 1.0 for the four-quarter period ending June 30, 2005, and then, in approximately equal increments, to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its consolidated EBITDA achieved for the latest four-quarter period.

The Company is also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.25 to 1.0, 2.40 to 1.0 and 2.65 to 1.0 for the four-quarter periods ending September 30, 2004, December 31, 2004 and March 31, 2005, respectively. The minimum Interest Coverage Ratio is then increased to not less than 2.70 to 1.0 for the four-quarter period ending June 30, 2005, and then, in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2006 through December 31, 2008, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company’s consolidated EBITDA to its consolidated interest expense.

The Company is also required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period, commencing with the quarter ending December 31, 2004. The Company must also achieve at least $15.0 million in consolidated EBITDA for the quarter ending September 30, 2004.

The $0.3 million cost associated with the issuance of the Revolving Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Revolving Facility.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse First Boston (the “LC Facility Issuing Bank”) will issue up to $90.0 million of letters of credit at the Company’s request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its domestic subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. The Company is required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate maximum amount available under the Synthetic LC Facility. At June 30, 2004, letters of credit outstanding under the Synthetic LC facility were $89.4 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

The $3.1 million cost associated with the issuance of the Synthetic LC Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Synthetic LC Facility.

EBITDA. In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles (“GAAP”), the Company uses the non-GAAP measure EBITDA. As described above, the principal financial covenants to which the Company is subject under the Credit Agreement are based upon the level of EBITDA (as defined in the Credit Agreement) achieved by the Company in specified periods. Furthermore, the Company believes that EBITDA is useful to investors because it is an indicator of the strength and performance of the ongoing business operations, including the Company’s ability to fund capital expenditures and service debt. The Company also uses EBITDA to award management incentive bonuses based on the level of EBITDA attained.

EBITDA should not be considered an alternative to net income or loss or other measures calculated in accordance with accounting principles generally accepted in the United States as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. Furthermore, the Company’s measurement of EBITDA might be inconsistent with similar measures presented by other companies.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Because of certain non-recurring adjustments to net income (loss) which occurred during the six months ended March 31, 2004, the Credit Agreement defines EBITDA for the fiscal quarters ended December 31, 2003 and March 31, 2004, as being in the agreed amounts of $16.0 million and $12.1 million, respectively. EBITDA under the Credit Agreement for the three months ended June 30, 2004 is calculated as follows (in thousands):

Three Months Ended June 30, 2004
Net loss	$(12,127)
Gain on sale of fixed assets	(242)
Change in value of embedded derivative	6,877
Loss on refinancing	7,099
Accretion of environmental liabilities	2,619
Interest expense, net	5,443
Provision for income taxes	2,314
Depreciation and amortization	6,256
Other non-recurring refinancing-related expenses	1,126

EBITDA	$19,365

The following reconciles EBITDA to cash provided by operations for the three months ended June 30, 2004 (in thousands):

Three Months Ended June 30, 2004
EBITDA	$19,365
Adjustments to reconcile EBITDA from net cash provided by operations:
Interest expense, net	(5,443)
Provision for income taxes	(2,314)
Allowance for doubtful accounts	334
Amortization of deferred financing costs	805
Foreign currency gain on intercompany transactions	(546)
Other non-recurring refinancing related expenses	(1,126)
Changes in assets and liabilities:
Accounts receivable	(4,272)
Unbilled accounts receivable	(2,217)
Prepaid expenses	1,317
Other assets	(1,435)
Accounts payable	4,105
Environmental liabilities	(2,678)
Other accrued expenses	2,776
Income tax payable	742
Other, net	(472)

Net cash provided by operating activities	$8,941

(7) Legal Proceedings and Contingencies

As of the filing date of this report, the following discussions update the material changes to the “Legal Proceedings” described in Note 9 to the Company’s financial statements as of December 31, 2003 included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.

Legal Proceedings Assumed In Connection with Acquisition of CSD Assets

Tanner Act Proceeding. As further discussed in the Annual Report on Form 10-K for the year ended December 31, 2003, in 1999 the Conditional Use Permit, or CUP, issued by Kern County, California for the Seller’s Buttonwillow landfill was challenged by a local interest group, Padres Hacia Una Lina Vida Mejor and its individual members. The proceeding was

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

initiated under the Tanner Act, a California statute that enables citizens to appeal local land use decisions regarding hazardous waste facilities under California Health and Safety Code Section 25199-25199.14. Under the Tanner Act, the Governor or a designee, upon making certain findings, must appoint a 7-member Appeal Board that is empowered to convene hearings and if necessary require the local agency to modify its land use decision in accordance with the Appeal Board decision.

On May 19, 2004, the parties, including legal counsel for Kern County, presented the settlement agreement to the Appeal Board with a joint request that the panel stay its appeal proceedings until such time as the Kern County Board of Supervisors can amend the CUP to incorporate the salient provisions of the settlement agreement. It is expected that the Kern County Board of Supervisors will act on the request sometime in early fall 2004. The parties have agreed that favorable action by Kern County will render the appeal ripe for dismissal by the Appeal Board. As a result of this settlement, the Company recorded a gain of $0.3 million in the quarter ended March 31, 2004.

Properties Included in CSD Assets. As further discussed in the Form 10-K for the year ended December 31, 2003, the two properties included in the CSD assets which are now subject to Superfund proceedings and for which one or more of the Sellers has been designated as a PRP are located at 2549 North New York Street in Wichita, Kansas, and at 411 Burton Road in Lexington, South Carolina. With respect to the 411 Burton Road property, on February 7, 2003 the Company entered into a Consent Decree, which has been approved by the United States District Court, settling the South Carolina claims and lawsuit. The Consent Decree required that the Company make two installment payments to the South Carolina regulators. The Company has now paid both installment payments in full to honor its obligations.

The CSD assets also included a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) currently undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the United States EPA pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake, located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no guarantee that if the Company is identified as a PRP at Devil’s Swamp, additional action will not be required and that the Company will not incur material costs. The Company cannot now estimate its liability for Devil’s Swamp; accordingly, the Company has accrued no liability for remediation of Devil’s Swamp beyond what was already accrued pertaining to the ongoing corrective actions.

Other Legal Proceedings Related to CSD Assets

In addition to the legal proceedings which the Company assumed in connection with the acquisition of the CSD assets, one lawsuit has been filed against the Company subsequent to the acquisition based in part upon allegations relating to its current operations of a former CSD facility. As further discussed in the Form 10-K for the year ended December 31, 2003, in December 2003, a lawsuit was filed in the 18th Judicial District Court in Iberville Parish, Louisiana, against the Company’s subsidiary which acquired and now operates a deep injection well facility near Plaquemine, Louisiana. This lawsuit was brought under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana, among other allegations. On July 15, 2004 the Plaquemine facility received a motion seeking an order enforcing a temporary restraining order enjoining the Plaquemine facility “…from allowing unauthorized discharges, releases and migrations of pollutants, hazardous waste, and constituents of concern” from the new area of concern, based on soil and water sampling results obtained by plaintiffs’ attorneys. No date for a hearing on this motion has been set by the court at present. Although the Company has established reserves to cover its estimated legal costs to be incurred in connection with this proceeding, this litigation is in its very preliminary stages and the Company is therefore unable to estimate any other potential liability relating to the lawsuit.

State Enforcement Actions.

Chicago Facility. On February 12, 2004, the Illinois Attorney General’s Office notified the Company’s subsidiary which owns its Chicago facility that an enforcement action was being initiated alleging that the Chicago facility has violated its operating permit, certain Illinois Pollution Control Board regulations, and allegedly applicable provisions of the National

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Emission Standards for Hazardous Air Pollutants. The enforcement action raises allegations pertaining to adequate capture and control of air emissions, timely notification regarding the applicability and compliance status of affected air emission sources, ensuring that devices were designed to operate with no detectable organic emissions, maintaining equipment integrity, and securing off-site containers engaged in waste and recovery operations. The Illinois Attorney General’s Office announced that it was seeking $170 thousand in penalties. The Company’s legal and compliance representatives have held discussions with the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency, and anticipate that a Supplemental Environmental Project, or SEP, will be negotiated that will substantially reduce the cash component of the penalty in exchange for agreeing to the installation of equipment upgrades at the facility designed to address and control air emissions from operations. These negotiations are ongoing, and although significant progress has been made, there can be no guarantee that a settlement can be reached or that the penalty will be reduced.

Deer Trail Landfill Facility. On March 30, 2004, the State of Colorado Department of Public Health and Environment (“CDPHE”) issued a draft Compliance Order on Consent (“COC”) and initial penalty calculation to the Company’s subsidiary which owns the Deer Trail Landfill Facility (the “Facility”). The COC is based on findings of alleged permit and regulatory violations by the CDPHE during on-site inspections, and the CDPHE has initially calculated a penalty in the amount of $132 thousand. The CDPHE had indicated its desire to settle the matter with the Company. On June 22, 2004, the CDPHE executed the final COC with the Facility that settled the matter. The COC requires the Facility to pay a $26 thousand penalty to the CDPHE and perform three separate Supplemental Environmental Projects (“SEPs”). The first SEP will be a donation of $25 thousand to the Western States Project Training Fund, and the donated funds will be used for training state and local regulatory law enforcement personnel in the area of environmental compliance and enforcement. The second SEP will consist of a donation of cash, services, and/or equipment with a total fair market value of not less than $25 thousand to a combination of a household hazardous waste collection, recycling and disposal event for communities in the vicinity of the Facility. The third SEP involves a donation of cash, services, and/or equipment with a total fair market value of not less than $30 thousand to the local volunteer fire department. The Facility has now paid the $26 thousand penalty to CDPHE and has donated the $25 thousand for the first SEP.

Contingency

Litigation Involving Former Holders of Subordinated Notes. As discussed in the Form 10-K for the year ended December 31, 2004, on April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the “Lenders”) $35 million of 16% Senior Subordinated Notes due 2008 as part of the Company’s refinancing of all its then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the “Purchase Agreement”), the Company was also required to pay a $350 thousand closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company’s common stock exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company’s ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, the Company would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called “Make Whole Amount” computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Subordinated Notes. The Purchase Agreement also provided that, if the Company should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called “Make Whole Amount” then in effect.

During several months prior to the Company’s acquisition of the CSD assets effective September 7, 2002, the Company sought the Lenders’ cooperation with respect to such acquisition and to include the Lenders in a refinancing of the Company’s outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, ultimately refused to provide any such cooperation. The Company thus notified the Lenders that the Company was proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the “Make Whole Amount” of $16,991,129, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders’ demand, the Company immediately paid in full the amount demanded, while notifying the Lenders that the Company was paying the “Make Whole Amount” under protest. The Company’s position is that if the payment to the Lenders is not deemed to be voluntary and the 48.5% “Make Whole Amount” is deemed unconscionable, the “Make-Whole Amount” is likely to be held unenforceable under Massachusetts case law.

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Suffolk Superior Court seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the warrants constitutes a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was granted. Discovery in the proceedings was completed and all parties served and filed motions for summary judgment. On March 15, 2004, the Court granted summary judgment for the Lenders ruling that the “Make Whole Amount” was enforceable, and on May 15, 2004 the Court ordered that the Company pay $323,345 to the Lenders for legal and expert cost reimbursement. The Company has appealed the Court’s rulings. The Company has not accrued the Lenders’ legal and expert costs because, based on the advice of legal counsel, the Company now believes that such payment is not probable.

(8) Closure, Post-Closure and Remedial Liabilities

The changes to environmental liabilities for the six months ended June 30, 2004 are as follows (in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Income Statement	Other Changes in Estimates	Currency Translations, Reclassifications and Other	Payments	June 30, 2004
Landfill retirement liability	$17,703	$461	$1,266	$(608)	$(326)	$(14)	$(10)	$18,472
Non-landfill retirement liability	7,992	—	470	8	—	(14)	(729)	7,727
Remediation for landfill sites	5,525	—	118	(231)	—	(70)	(258)	5,084
Remediation, closure and post-closure for closed sites	97,535	—	2,155	(507)	—	(10)	(2,732)	96,441
Remediation (including Superfund) for non-landfill open sites	54,376	—	1,198	(106)	—	(352)	(676)	54,440

Total	$183,131	$461	$5,207	$(1,444)	$(326)	$(460)	$(4,405)	$182,164

The following table presents the remaining highly probable airspace from December 31, 2003 through June 30, 2004 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2003	29,031
Consumed six months ended June 30, 2004	(368)
Addition to highly probable airspace	45

Remaining capacity at June 30, 2004	28,708

Commencing January 1, 2004, asset retirement obligations incurred are being discounted at the credit-adjusted risk-free rate of 12.5% and inflated at a rate of 1.2%.

(9) Redeemable Series C Preferred Stock

As described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company previously had outstanding the Series C Convertible Preferred Stock, $0.01 par value (“Series C Preferred Stock”). The Series C Preferred Stock was entitled to receive dividends at an annual rate of 6.0% (such dividends were paid in cash through March 2003 and thereafter accrued and compounded through the redemption date). The Company issued the Series C Preferred Stock for $25.0 million on September 10, 2002, and incurred $2.9 million of issuance costs. The Company determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consisted of two components, namely (i) non-convertible redeemable preferred stock (the “Host Contract”) with a 6.0% annual dividend, and (ii) an embedded

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The Series C Preferred Stock reported on the Company’s consolidated balance sheet consisted only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which had been recorded through the balance sheet date with regard to the discount which was originally recorded for the Host Contract, plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs were being accreted over the life of the Series C Preferred Stock, with such accretion being recorded as a reduction in Additional Paid-in-Capital. During the period from January 1 through June 30, 2004, the amount of that accretion was $0.7 million. During the period from January 1 through June 30, 2003, the amount of that accretion was $0.6 million. The Company recorded in Other Long-term Liabilities the fair value of the Embedded Derivative and periodically marked that value to market.

As of June 30, 2003, the market value of the Embedded Derivative was determined to be $8.7 million and the Company recorded $0.4 million and $0.4 million of other income for the three- and six-month periods ended June 30, 2003, respectively, to reflect such adjustment. As of June 30, 2004, the market value of the Embedded Derivative was determined to $11.2 million and the Company recorded expense of $6.9 million and $1.6 million for the three- and six-month periods ended June 30, 2004, respectively, to reflect such adjustment. Because of the redemption of the Series C Preferred Stock on June 30, 2004 described in the following paragraph, the Company will not be required to make mark-to-market adjustments to the Company’s reported income (loss) associated with the Embedded Derivative for any period subsequent to June 30, 2004.

On June 30, 2004, the Company redeemed the Series C Preferred Stock for $25.0 million in cash and paid accrued dividends of $2.0 million. The difference between the $25.0 million paid and the carrying amount of the Series C Preferred Stock of $17.2 million on June 30, 2004 was charged to additional paid-in capital. In addition, the Company issued warrants to purchase 2.8 million shares of the Company’s common stock, and the Company paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants issued are exercisable at $8.00 per common share and expire on September 10, 2009. The Company settled the $11.2 million Embedded Derivative liability through the issuance of the 2.8 million warrants (which the Company valued using the Black-Scholes option pricing model at $9.2 million) together with the $0.4 million of cash that was paid in lieu of warrants, which resulted in a gain on the settlement of the Embedded Derivative of $1.6 million. The gain on the settlement of the Embedded Derivative was recorded as a reduction to loss on refinancing. The value of the warrants issued of $9.2 million was credited to additional paid-in capital.

(10) Loss on Refinancing

As further discussed in Notes 4, 6, and 9, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), Series C Convertible Preferred Stock, $0.01 par value (the “Series C Preferred Stock”) and the related embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, the Company repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. The Company recorded loss on refinancing of $7.1 million during the three-month period ended June 30, 2004. Such loss consisted of a write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million, and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

(11) Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. For the three and six months ended June 30, 2004, a full valuation allowance was maintained against the Company’s net U.S. deferred tax asset position and no U.S. tax benefit was recorded. The effective tax rate of the Company’s Canadian subsidiaries was 36.4% and 35.0% for the three-month periods ended June 30, 2004 and 2003, respectively. The effective tax rate of the Canadian subsidiaries for the six-month periods ended June 30, 2004 and 2003 was 37.4% and 36.3%, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(12) Loss Per Share

The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts) for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share
Loss before cumulative effect of change in accounting principle	$(12,127)
Less redemption of Series C preferred stock and dividends and accretion on preferred stock	10,761

Basic and diluted loss attributable to common shareholders before change in accounting principle	(22,888)	14,044	$(1.63)
Cumulative effect of change in accounting principle, net of tax	—	14,044	—

Basic and diluted loss attributable to common shareholders	$(22,888)	14,044	$(1.63)

	Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share
Loss before cumulative effect of change in accounting principle	$(6,799)
Less preferred stock dividends and accretion	814

Basic and diluted loss attributable to common shareholders before change in accounting principle	(7,613)	13,436	$(0.57)
Cumulative effect of change in accounting principle, net of tax	—	13,436	—

Basic and diluted loss attributable to common shareholders	$(7,613)	13,436	$(0.57)

	Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share
Loss before cumulative effect of change in accounting principle	$(9,310)
Less redemption of Series C preferred stock and stock dividends and accretion of preferred stock	11,616

Basic and diluted loss attributable to common shareholders before change in accounting principle	(20,926)	14,002	$(1.49)
Cumulative effect of change in accounting principle, net of tax	—	14,002	—

Basic and diluted loss attributable to common shareholders	$(20,926)	14,002	$(1.49)

	Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share
Loss before cumulative effect of change in accounting principle	$(13,935)
Less preferred stock dividends and accretion	1,618

Basic and diluted loss attributable to common shareholders before change in accounting principle	(15,553)	13,353	$(1.17)
Cumulative effect of change in accounting principle, net of tax	66	13,353	—

Basic and diluted loss attributable to common shareholders	$(15,619)	13,353	$(1.17)

Because the effects would be anti-dilutive for the periods presented, the above computations of diluted loss per share exclude the assumed conversion of the Series C Convertible Preferred Stock into 2.4 million shares of common stock for the three and six month periods ended June 30, 2003, the assumed exercise of warrants issued in connection with the redemption of the Series C Convertible Preferred Stock into 2.8 million shares of common stock for the three- and six-month periods ended June 30, 2004, and the assumed exercise of 1.7 million and 1.9 million stock options for the three- and six-month periods ended June 30, 2004 and 2003, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(13) Restructuring

For the year ended December 31, 2002, the Company recorded a restructuring charge of $0.8 million related to the acquisition of the assets of the CSD. The restructuring charge consisted of $0.3 million for severance for individuals that were employees of the Company prior to the acquisition, and $0.5 million of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from December 31, 2003 through June 30, 2004 (in thousands):

	Locations		Total
	Number of Locations	Costs
Balance at December 31, 2003	2	$234	$234
Utilized during the six months ended June 30, 2004	(1)	(31)	(31)

Balance at June 30, 2004	1	$203	$203

(14) Segment Reporting

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table presents information used by management by reported segment. Revenues from Technical and Site Services consist principally of external revenue from customers. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. Corporate Items consist of revenues for miscellaneous services that are not part of a reportable segment. The Company does not consider interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, restructuring or other acquisition costs when reviewing results of operating segments. Certain reclassifications have been made in the prior period to conform to the presentation for the three- and six-month periods ended June 30, 2004 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Technical Services	$114,839	$111,138	$216,069	$212,892
Site Services	46,736	60,818	88,101	100,120
Corporate Items	56	79	218	1,328

Total	161,631	172,035	304,388	314,340

Cost of Revenues:
Technical Services	82,392	78,791	160,314	155,078
Site Services	29,261	46,499	57,831	75,847
Corporate Items	4,189	6,507	5,157	7,486

Total	115,842	131,797	223,302	238,411

Selling, General & Administrative Expenses:
Technical Services	11,710	15,490	23,096	29,888
Site Services	4,426	4,606	8,599	8,770
Corporate Items	10,288	10,375	18,161	18,768

Total	26,424	30,471	49,856	57,426

EBITDA:
Technical Services	20,737	16,857	32,659	27,926
Site Services	13,049	9,713	21,671	15,503
Corporate Items	(14,421)	(16,803)	(23,100)	(24,926)

Total	19,365	9,767	31,230	18,503

Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,619	2,783	5,207	5,516
Depreciation and amortization	6,256	6,439	11,661	13,087
Non-recurring severance	—	265	16	374
Other non-recurring refinancing-related expenses	1,126	—	1,126	—
Restructuring	—	—	—	(124)

Income (loss) from operations	9,364	280	13,220	(350)
Gain (loss) on sale of fixed assets	242	(267)	486	(292)
Change in value of embedded derivative	(6,877)	429	(1,590)	446
Loss on refinancing	(7,099)	—	(7,099)	—
Interest (expense), net	(5,443)	(5,979)	(10,801)	(11,489)

Loss before provision for income taxes and cumulative effect of change in accounting principle	$(9,813)	$(5,537)	$(5,784)	$(11,685)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(15) Guarantor and Non-Guarantor Subsidiaries

As further described in Note 6, the Senior Secured Notes were issued by the parent company, Clean Harbors, Inc., and guaranteed by all of the parent’s material subsidiaries organized in the United States. The Notes are not guaranteed by the Company’s Canadian and Mexican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

In addition, as part of the refinancing of the Company’s debt, one of the parent’s Canadian subsidiaries made a $91.7 million (U.S.) investment in the preferred stock of one of the parent’s domestic subsidiaries and issued, in partial payment for such investment, a promissory note for $89.4 million (U.S.) payable to one of the parent’s domestic subsidiaries. The dividend rate on such preferred stock is 11.125% per annum and the interest rate on such promissory note is 11.0% per annum. The effect of this transaction is to increase stockholders’ equity of a U.S. guarantor subsidiary, to increase interest income of a U.S. guarantor subsidiary, to increase debt of a foreign non-guarantor subsidiary, and to increase interest expense of a foreign non-guarantor subsidiary.

Following is the condensed consolidating balance sheet at June 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$—	$12,617	$—	$4,772	$—	$17,389
Restricted cash	3,913	—	—	—	—	3,913
Accounts receivable, net	200	97,338	—	15,802	—	113,340
Unbilled accounts receivable	—	4,803	—	3,448	—	8,251
Intercompany receivables	26,833	—	7	2,780	(29,620)	—
Deferred costs	—	4,639	—	786	—	5,425
Prepaid expenses	2,317	7,216	—	507	—	10,040
Supplies inventories	—	9,261	—	513	—	9,774
Properties held for sale	—	12,285	—	—	—	12,285
Property, plant and equipment, net	—	153,618	—	17,080	—	170,698
Deferred financing costs	9,540	—	—	16	—	9,556
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	56,955	—	19,773	—	76,728
Investments in subsidiaries	106,816	32,367	—	91,654	(230,837)	—
Deferred tax asset	—	—	—	6,527	—	6,527
Intercompany note receivable	—	89,418	—	3,701	(93,119)	—
Other assets	—	6,082	—	2,001	—	8,083

Total assets	$149,619	$505,631	$7	$169,360	$(353,576)	$471,041

Liabilities and Stockholders’ Equity (Deficit):
Uncashed checks	$—	$3,580	$—	$1,225	$—	$4,805
Accounts payable	—	47,946	—	11,152	—	59,098
Accrued disposal costs	—	1,953	—	513	—	2,466
Deferred revenue	—	19,328	—	4,051	—	23,379
Other accrued expenses	903	31,036	—	2,924	—	34,863
Income taxes payable	—	576	—	4,474	—	5,050
Intercompany payable	—	29,620	—	—	(29,620)	—
Environmental liabilities	—	168,710	—	13,454	—	182,164
Long-term obligations	148,045	—	—	—	—	148,045
Capital lease obligations	—	4,701	—	638	—	5,339
Other long-term liabilities	—	—	—	8,253	—	8,253
Intercompany note payable	3,701	—	—	89,418	(93,119)	—
Accrued pension cost	—	—	—	609	—	609

Total liabilities	152,649	307,450	—	136,711	(122,739)	474,071

Stockholders’ equity (deficit):
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	141	—	—	2,236	(2,236)	141
Additional paid-in capital	61,843	212,198	—	4,049	(216,247)	61,843
Accumulated other comprehensive income	5,216	—	—	5,216	(5,216)	5,216
Retained earnings (deficit)	(70,231)	(14,017)	7	21,148	(7,138)	(70,231)

Total stockholders’ equity (deficit)	(3,030)	198,181	7	32,649	(230,837)	(3,030)

Total liabilities and stockholders’ equity (deficit)	$149,619	$505,631	$7	$169,360	$(353,576)	$471,041

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Following is the condensed consolidating balance sheet at December 31, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$—	$5,313	$14	$1,004	$—	$6,331
Accounts receivable, net	—	97,255	—	17,174	—	114,429
Unbilled accounts receivable	—	7,030	—	2,446	—	9,476
Intercompany receivables	2,056	—	305	213	(2,574)	—
Deferred costs	—	4,587	—	808	—	5,395
Prepaid expenses	1,597	6,699	—	286	—	8,582
Supplies inventories	—	8,522	—	496	—	9,018
Properties held for sale	—	12,690	—	—	—	12,690
Property, plant and equipment, net	—	150,755	—	15,787	—	166,542
Restricted cash and cash equivalents	88,817	—	—	—	—	88,817
Deferred financing costs	6,277	—	—	20	—	6,297
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	58,840	—	20,971	—	79,811
Investments in subsidiaries	118,384	—	—	—	(118,384)	—
Intercompany note receivable	—	—	—	24,209	(24,209)	—
Deferred tax asset	—	—	—	6,772	—	6,772
Other assets	—	5,045	—	1,922	—	6,967

Total assets	$217,131	$375,768	$319	$92,108	$(145,167)	$540,159

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity:
Uncashed checks	$—	$5,139	$—	$844	$—	$5,983
Revolving credit facility	33,493	—	—	1,798	—	35,291
Accounts payable	—	50,813	—	9,798	—	60,611
Accrued disposal costs	—	1,492	—	529	—	2,021
Deferred revenue	—	18,644	—	4,155	—	22,799
Other accrued expenses	1,710	27,633	17	2,880	—	32,240
Income taxes payable	203	221	—	2,199	—	2,623
Intercompany payables	—	2,574	—	—	(2,574)	—
Environmental liabilities	—	169,191	—	13,940	—	183,131
Long-term obligations	147,209	—	—	—	—	147,209
Capital lease obligations	—	4,167	—	452	—	4,619
Other long-term liabilities	9,572	—	—	8,483	—	18,055
Intercompany note payable	—	24,209	—	—	(24,209)	—
Accrued pension cost	—	—	—	633	—	633

Total liabilities	192,187	304,083	17	45,711	(26,783)	515,215
Redeemable Series C Convertible Preferred Stock	15,631	—	—	—	—	15,631

Stockholders’ equity:
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	139	—	300	—	(300)	139
Additional paid-in capital	63,642	90,413	—	24,987	(115,400)	63,642
Accumulated other comprehensive income	6,452	—	—	6,452	(6,452)	6,452
Retained earnings (deficit)	(60,921)	(18,728)	2	14,958	3,768	(60,921)

Total stockholders’ equity	9,313	71,685	302	46,397	(118,384)	9,313

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$217,131	$375,768	$319	$92,108	$(145,167)	$540,159

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Following is the consolidating statement of operations for the three months ended June 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$130,271	$61	$35,911	$(4,612)	$161,631
Cost of revenues	—	96,347	8	24,049	(4,562)	115,842
Selling, general and administrative expenses	—	22,859	43	4,698	(50)	27,550
Accretion of environmental liabilities	—	2,453	—	166	—	2,619
Depreciation and amortization	—	5,576	—	680	—	6,256

Income from operations	—	3,036	10	6,318	—	9,364
Other income (expense)	(6,877)	242	—	—	—	(6,635)
Equity in earnings of subsidiaries	8,474	—	—	—	(8,474)	—
Loss on refinancing	(7,099)	—	—	—	—	(7,099)
Interest income (expense), net	(6,623)	1,281	—	(101)	—	(5,443)

Income (loss) before provision for income taxes	(12,125)	4,559	10	6,217	(8,474)	(9,813)
Provision for income taxes	2	71	1	2,240	—	2,314

Net income (loss)	$(12,127)	$4,488	$9	$3,977	$(8,474)	$(12,127)

Following is the consolidating statement of operations for the three months ended June 30, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$145,475	$13	$29,759	$(3,212)	$172,035
Cost of revenues	—	115,828	3	19,168	(3,202)	131,797
Selling, general and administrative expenses	—	24,458	12	6,276	(10)	30,736
Accretion of environmental liabilities	—	2,673	—	110	—	2,783
Depreciation and amortization	—	5,549	—	890	—	6,439

Income (loss) from operations	—	(3,033)	(2)	3,315	—	280
Other income (expense)	429	(267)	—	—	—	162
Equity (loss) in earnings of subsidiaries	(1,382)	—	—	—	1,382	—
Interest (expense), net	(5,846)	(94)	—	(39)	—	(5,979)

Income (loss) before provision for income taxes	(6,799)	(3,394)	(2)	3,276	1,382	(5,537)
Provision for (benefit from) income taxes	—	86	(1)	1,177	—	1,262

Net income (loss)	$(6,799)	$(3,480)	$(1)	$2,099	$1,382	$(6,799)

Following is the consolidating statement of operations for the six months ended June 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$251,542	$61	$60,221	$(7,436)	$304,388
Cost of revenues	—	191,441	12	39,235	(7,386)	223,302
Selling, general and administrative expenses	—	41,543	43	9,462	(50)	50,998
Accretion of environmental liabilities	—	4,870	—	337	—	5,207
Depreciation and amortization	—	10,340	—	1,321	—	11,661

Income from operations	—	3,348	6	9,866	—	13,220
Other income (expense)	(1,590)	486	—	—	—	(1,104)
Equity in earnings of subsidiaries	10,906	—	—	—	(10,906)	—
Loss on refinancing	(7,099)	—	—	—	—	(7,099)
Interest income (expense), net	(11,646)	1,024	—	(179)	—	(10,801)

Income (loss) before provision for income taxes	(9,429)	4,858	6	9,687	(10,906)	(5,784)
Provision for (benefit from) income taxes	(119)	147	1	3,497	—	3,526

Net income (loss)	$(9,310)	$4,711	$5	$6,190	$(10,906)	$(9,310)

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Following is the consolidating statement of operations for the six months ended June 30, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$265,226	$25	$55,908	$(6,819)	$314,340
Cost of revenues	—	208,575	4	36,630	(6,798)	238,411
Selling, general and administrative expenses	7	46,372	26	11,416	(21)	57,800
Accretion of environmental liabilities	—	5,306	—	210	—	5,516
Depreciation and amortization	—	11,056	—	2,031	—	13,087
Restructuring	—	(124)	—	—	—	(124)

Income (loss) from operations	(7)	(5,959)	(5)	5,621	—	(350)
Other income (expense)	446	(292)	—	—	—	154
Equity (loss) in earnings of subsidiaries	(3,216)	—	—	—	3,216	—
Interest (expense), net	(11,222)	(231)	—	(36)	—	(11,489)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(13,999)	(6,482)	(5)	5,585	3,216	(11,685)
Provision for (benefit from) income taxes	2	185	(2)	2,065	—	2,250

Net income (loss) before cumulative effect of change in accounting principle, net of tax	(14,001)	(6,667)	(3)	3,520	3,216	(13,935)
Cumulative effect of change in accounting principle, net of tax	—	169	—	(103)	—	66

Net income (loss)	$(14,001)	$(6,836)	$(3)	$3,623	$3,216	$(14,001)

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$(834)	$19,547	$(14)	$7,237	$(10,906)	$15,030

Cash flows from investing activities:
Additions to property, plant and equipment	—	(10,719)	—	(2,168)	—	(12,887)
Proceeds from sale of restricted investments	89,294		—	—	—	89,294
Cost of restricted investments purchased	(4,390)	—	—	—	—	(4,390)
Investment in subsidiaries	(10,906)	—	—	—	10,906	—
Proceeds from sale of fixed assets	—	665	—	—	—	665

Net cash (used in) provided by investing activities	73,998	(10,054)	—	(2,168)	10,906	72,682

Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	—	—	—	—	(107,209)
Repayments of Subordinated Loans	(40,000)	—	—	—	—	(40,000)
Net repayments under revolving credit facility	(33,492)	—	—	(1,676)	—	(35,168)
Change in uncashed checks	—	(1,556)	—	452	—	(1,104)
Deferred financing costs incurred	(10,164)	—	—	—	—	(10,164)
Proceeds from exercise of stock options	155	—	—	—	—	155
Dividend payments on preferred stock	(1,963)	—	—	—	—	(1,963)
Proceeds from employee stock purchase plan	247	—	—	—	—	247
Payments on capital leases	—	(633)		(97)	—	(730)
Issuance of Senior Secured Notes	148,045	—	—	—	—	148,045
Redemption of Series C Convertible Preferred Stock	(25,000)	—	—	—	—	(25,000)
Cash paid in lieu of warrants	(363)	—	—	—	—	(363)
Debt extinguishment payments	(3,420)	—	—	—	—	(3,420)

Net cash used in financing activities	(73,164)	(2,189)	—	(1,321)	—	(76,674)

Increase (decrease) in cash and cash equivalents	—	7,304	(14)	3,748	—	11,038
Effect of exchange rate change on cash	—	—	—	20	—	20
Cash and cash equivalents, beginning of period	—	5,313	14	1,004	—	6,331

Cash and cash equivalents, end of period	$—	$12,617	$—	$4,772	$—	$17,389

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$(1,085)	$13,792	$(8)	$(4,811)	$3,216	$11,104

Cash flows from investing activities:
CSD acquisition costs	—	(250)	—	—	—	(250)
Additions to property, plant and equipment	—	(17,223)	—	(1,212)	—	(18,435)
Cost of restricted investments purchased	(23,410)	—	—	—	—	(23,410)
Investment in subsidiaries	3,216	—	—	—	(3,216)	—
Proceeds from sale of fixed assets	—	241	—	—	—	241

Net cash used in investing activities	(20,194)	(17,232)	—	(1,212)	(3,216)	(41,854)

Cash flows from financing activities:
Repayments on Senior Loans	(351)	—	—	—	—	(351)
Net borrowings (repayments) under revolving credit facility	22,543	—	—	(84)		22,459
Change in uncashed checks	—	890	—	—	—	890
Deferred financing costs incurred	(562)	—	—	—	—	(562)
Proceeds from exercise of stock options	367	—	—	—	—	367
Dividend payments on preferred stock	(974)	—	—	—	—	(974)
Proceeds from employee stock purchase plan	256	—	—	—	—	256
Payments on capital leases	—	(244)	—	(1)	—	(245)

Net cash provided by (used in) financing activities	21,279	646	—	(85)	—	21,840
Decrease in cash and cash equivalents	—	(2,794)	(8)	(6,108)	—	(8,910)
Effect of exchange rate change on cash	—	—	—	633	—	633
Cash and cash equivalents, beginning of period	—	7,231	22	6,429	—	13,682

Cash and cash equivalents, end of period	$—	$4,437	$14	$954	$—	$5,405

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

Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). That acquisition broadened the Company’s disposal capabilities, geographic reach and significantly expanded the Company’s network of hazardous waste disposal facilities. Following the acquisition, the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment and disposal facilities in North America. The Company believes that the acquisition of hazardous waste facilities in new geographic areas will allow the Company to expand its service area and will continue to result in significant cost savings by allowing the Company to treat and dispose of hazardous waste internally that the Company previously paid third parties for and to eliminate redundant selling, general and administrative expenses and inefficient transportation costs.

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

As further discussed in Item 4, “Controls and Procedures,” Safety-Kleen has publicly disclosed that it had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. Due to the acquisition of the CSD, the Company continues to experience deficiencies in certain of its internal controls. The Company has made significant progress in resolving the internal control weaknesses caused by the integration of the CSD into its systems, and the Company has on-going efforts to strengthen its internal controls.

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

	Severance		Facilities		Total
	Number of Employees	Liability	Number of Facilities	Liability
Balance at December 31, 2003	52	$676	9	$2,931	$3,607
Net change in estimate	(10)	—	—	65	65
Utilized in the quarter ended March 31, 2004	(3)	(184)	—	(499)	(683)
Utilized in the quarter ended June 30, 2004	(15)	(154)	—	(111)	(265)
Interest accretion	—	—	—	136	136

Balance at June 30, 2004	24	$338	9	$2,522	$2,860

Environmental Liabilities

The changes to environmental liabilities for the six months ended June 30, 2004 are as follows (dollars in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Income Statement	Other Changes in Estimates	Currency Translations, Reclassifications and Other	Payments	June 30, 2004
Landfill retirement liability	$17,703	$461	$1,266	$(608)	$(326)	$(14)	$(10)	$18,472
Non-landfill retirement liability	7,992	—	470	8	—	(14)	(729)	7,727
Remediation for landfill sites	5,525	—	118	(231)	—	(70)	(258)	5,084
Remediation, closure and post-closure for closed sites	97,535	—	2,155	(507)	—	(10)	(2,732)	96,441
Remediation (including Superfund) for non-landfill open sites	54,376	—	1,198	(106)	—	(352)	(676)	54,440

Total	$183,131	$461	$5,207	$(1,444)	$(326)	$(460)	$(4,405)	$182,164

The following table presents the remaining highly probable airspace from December 31, 2003 through June 30, 2004 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2003	29,031
Consumed six months ended June 30, 2004	(368)
Addition to highly probable airspace	45

Remaining capacity at June 30, 2004	28,708

Commencing January 1, 2004, asset retirement obligations incurred are being discounted at the credit-adjusted risk-free rate of 12.5% and inflated at a rate of 1.2%.

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

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs to third parties	3.3	5.0	3.9	4.9
Other cost of revenues	68.4	71.6	69.5	71.0

Total cost of revenues	71.7	76.6	73.4	75.9

Selling, general and administrative expenses	17.0	17.9	16.8	18.4
Accretion of environmental liabilities	1.6	1.6	1.7	1.7
Depreciation and amortization	3.9	3.8	3.8	4.1
Restructuring	0.0	0.0	0.0	0.0

Income (loss) from operations	5.8	0.1	4.3	(0.1)
Other income (expense)	(4.1)	0.1	(0.4)	0.0
Loss on refinancing	(4.4)	0.0	(2.3)	0.0
Interest (expense), net	(3.4)	(3.5)	(3.5)	(3.7)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(6.1)	(3.3)	(1.9)	(3.8)
Provision for income taxes	1.4	0.7	1.2	0.7

Net loss before cumulative effect of change in accounting principle	(7.5)	(4.0)	(3.1)	(4.5)
Cumulative effect of change in accounting principle, net of tax	0.0	0.0	0.0	0.0

Net loss	(7.5)%	(4.0)%	(3.1)%	(4.5)%

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The Company defines EBITDA as net income or loss, excluding interest, taxes, depreciation and amortization, accretion of environmental liabilities, restructuring charges, effects of discontinued operations, other non-recurring costs, and certain extraordinary or non-recurring gains or losses. The Company’s management considers EBITDA to be a measurement of performance which provides useful information to both management and investors.

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

EBITDA for the three months ended June 30, 2004 is calculated as follows (in thousands):

Three Months Ended June 30, 2004
Net loss	$(12,127)
Gain on sale of fixed assets	(242)
Change in value of embedded derivative	6,877
Loss on refinancing	7,099
Accretion of environmental liabilities	2,619
Interest expense, net	5,443
Provision for income taxes	2,314
Depreciation and amortization	6,256
Other non-recurring refinancing-related expense	1,126

EBITDA	$19,365

The following reconciles EBITDA to cash provided by operations for the three-month period ended June 30, 2004 (in thousands):

Three Months Ended June 30, 2004
EBITDA	$19,365
Adjustments to reconcile EBITDA from net cash provided by operations:
Interest expense, net	(5,443)
Provision for income taxes	(2,314)
Allowance for doubtful accounts	334
Amortization of deferred financing costs	805
Foreign currency gain on intercompany transactions	(546)
Other non-recurring refinancing related expenses	(1,126)
Changes in assets and liabilities:
Accounts receivable	(4,272)
Unbilled accounts receivable	(2,217)
Prepaid expenses	1,317
Other assets	(1,435)
Accounts payable	4,105
Environmental liabilities	(2,678)
Other accrued expenses	2,776
Income tax payable	742
Other, net	(472)

Net cash provided by operating activities	$8,941

Segment data

Performance of the Company’s segments is evaluated on several factors of which the primary financial measure is EBITDA. The following table sets forth certain operating data associated with the Company’s results of operations and summarizes EBITDA contribution by operating segment for the three- and six-month periods ended June 30, 2004 and 2003. The Company considers EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in

particular Note 20, “Segment Reporting” of the Annual Report on Form 10-K for the year ended December 31, 2003 and Item 1, “Financial Statements” and in particular Note 14, “Segment Reporting” in this report (in thousands).

	Summary of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Technical Services	$114,839	$111,138	$216,069	$212,892
Site Services	46,736	60,818	88,101	100,120
Corporate Items	56	79	218	1,328

Total	161,631	172,035	304,388	314,340

Cost of Revenues:
Technical Services	82,392	78,791	160,314	155,078
Site Services	29,261	46,499	57,831	75,847
Corporate Items	4,189	6,507	5,157	7,486

Total	115,842	131,797	223,302	238,411

Selling, General & Administrative Expenses:
Technical Services	11,710	15,490	23,096	29,888
Site Services	4,426	4,606	8,599	8,770
Corporate Items	10,288	10,375	18,161	18,768

Total	26,424	30,471	49,856	57,426

EBITDA:
Technical Services	20,737	16,857	32,659	27,926
Site Services	13,049	9,713	21,671	15,503
Corporate Items	(14,421)	(16,803)	(23,100)	(24,926)

Total	$19,365	$9,767	$31,230	$18,503

Three months ended June 30, 2004 versus the three months ended June 30, 2003

Revenues

Total revenues for the three months ended June 30, 2004 decreased $10.4 million to $161.6 million from $172.0 million for the comparable period in 2003. Technical Services revenues for the three months ended June 30, 2004 increased $3.7 million to $114.8 million from $111.1 million for the comparable period in 2003. Site Services revenues for the three months ended June 30, 2004 decreased $14.1 million to $46.7 million from $60.8 million for the comparable period in 2003. Increases in Technical Services revenues resulted from a stronger economy and improved disposal volumes in the Company’s landfill and incineration assets. Site Services performed one large emergency response job during the three months ended June 30, 2003 which accounted for 28.3% of its revenue for that period. There was no major event in the same period of the 2004. Excluding this one large job, revenue increased $3.2 million, or 7.3%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 because of an improved economy and growth initiatives in the western United States and Canadian regions.

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

Cost of Revenues

Total cost of revenues for the three months ended June 30, 2004 decreased $16.0 million to $115.8 million compared to $131.8 million for the comparable period in 2003. Technical Services cost of revenue increased $3.6 million to $82.4 million from $78.8 million for the comparable period in 2003. Site Services cost of revenue decreased $17.2 million to $29.3 million from $46.5 million for the comparable period in 2003. The increase in cost of revenues for Technical Services was largely a result of increases in energy costs, higher volumes, and greater usage of outside transportation vendors on certain facility projects. The decrease in cost of revenues for Site Services was attributable to the lack of costs related to a major emergency response in comparison to the three months ended June 30, 2003. As a percentage of revenues, combined cost of revenues in the second quarter of 2004 decreased 4.9% to 71.7% from 76.6% for comparable period in 2003. This reduction resulted from a 1.7% of revenue improvement in disposal costs paid to third parties, reduced headcount expense, and improved absorption of fixed costs as a result of higher volumes in the Company’s incineration and landfill assets.

The Company believes that its ability to manage operating costs is an important factor in its ability to remain price competitive. The Company continues to upgrade the quality and efficiency of its waste treatment services through the development of new technology, continued modifications and upgrades at its facilities, and implementation of strategic sourcing initiatives. The Company plans to continue to focus on achieving cost savings relating to purchased goods and services through the strategic sourcing initiative. No assurance can be given that the Company’s efforts to manage future operating expenses will be successful.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2004 decreased $4.1 million to $26.4 million from $30.5 million for the comparable period in 2003. The decrease was primarily due to reductions in headcount primarily in the third and fourth quarters of 2003 and decreased foreign exchange transaction losses. Technical Services selling, general and administrative expenses for the three months ended June 30, 2004 decreased $3.8 million to $11.7 million from $15.5 million for the comparable period in 2003 due to reduced headcount expenses and decreased foreign exchange transaction losses. Site Services and Corporate Items selling, general and administrative expenses were slightly less for the three months ended June 30, 2004 compared to the same period of the prior year as a result of reduced professional fees and lower headcount expenses. These improvements in expense management were somewhat offset by higher bonus accruals, expenses associated with the refinancing, and expenses incurred on technology improvements and telecommunications.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended June 30, 2004 and 2003 was similar at $2.6 million and $2.8 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense of $6.3 million for the three months ended June 30, 2004 remained relatively constant to $6.4 million for the comparable period in 2003.

Other Income (Expense)

As more fully described in Note 9 to the financial statements in this report, the Company issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock was recorded on the Company’s financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into the Company’s common stock. On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, the Company valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00. For the quarter ended June 30, 2004, the Company recorded other expense related to the Embedded Derivative of $6.9 million primarily because of the market price increase of the Company’s common stock that occurred during that quarter. For the quarter ended June 30, 2003, the Company recorded other income related to the Embedded Derivative of $0.4 million. The settlement of the Embedded Derivative liability on June 30, 2004 will result in no additional other income (expense) being recorded in future periods related to the Embedded Derivative. Partially offsetting the expense on the Embedded Derivative during the quarters ended June 30, 2004 and 2003 was respectively a net gain (loss) on the disposal of fixed assets of $0.2 million and $(0.2) million.

Loss on Refinancing

As further discussed in Notes 4, 6, and 9 to the financial statements included in this report, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), Series C Convertible Preferred Stock, $0.01 par value (the “Series C Preferred Stock”) and the related embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, the Company repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. The Company recorded loss on refinancing of $7.1 million during the three-month period ended June 30, 2004. Such loss consisted of a write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

Interest (Expense), Net

Interest expense, net of interest income, for the three months ended June 30, 2004, decreased $0.6 million to $5.4 million from $6.0 million for the comparable period in 2003. The decrease in interest expense was primarily due to $0.6 million of capitalized interest relating to a capital project to comply with air emission standards at the Company’s Deer Park incineration facility.

Income Taxes

Income tax expense for the three months ended June 30, 2004 increased $1.0 million to $2.3 million from $1.3 million for the comparable period in 2003. Income tax expense for the second quarter of 2004 consisted primarily of current tax expense relating to the Canadian operations of $2.2 million and state tax expense of $0.1 million relating to profitable operations in certain legal entities. Income tax expense for the comparable period of 2003 consisted primarily of Canadian taxes of $1.2 million and state income tax expense of approximately $0.1 million.

EBITDA Contribution

The EBITDA contribution for the three months ended June 30, 2004 increased $9.6 million to $19.4 million from $9.8 million for the comparable period in 2003. The increase from Technical Services was $3.9 million and for Site Services was $3.3 million with an increase in Corporate Items of $2.4 million that related to decreased headcount costs. The combined EBITDA contribution was comprised of revenues of $161.6 million and $172.0 million, net of cost of revenues of $115.8 million and $131.8 million and selling, general and administrative expenses of $26.4 million and $30.5 million for the three months ended June 30, 2004 and 2003, respectively.

Six months ended June 30, 2004 versus the Six months ended June 30, 2003

Revenues

Total revenues for the six months ended June 30, 2004 decreased $9.9 million to $304.4 million from $314.3 million for the comparable period in 2003. Technical Services revenues for the six months ended June 30, 2004 increased $3.2 million to $216.1 million from $212.9 million for the comparable period in 2003. The increases in Technical Services revenue resulted from an improving economy and volume increases realized in the Company’s landfill and incineration assets. Site Services revenues for the six months ended June 30, 2004 decreased $12.0 million to $88.1 million from $100.1 million for the comparable period in 2003. Site Services performed one large emergency response job during the six months ended June 30, 2003, which accounted for 17.3% of its revenues for that period. There was no comparable job in the six months ended June 30, 2004. Excluding this one large job, revenue increased $5.2 million, or 6.3%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of growth initiatives in Canada and the Western United States and an improving economy.

Cost of Revenues

Total cost of revenues for the six months ended June 30, 2004 decreased $15.1 million to $223.3 million compared to $238.4 million for the comparable period in 2003. Technical Services cost of revenue increased $5.2 million to $160.3 million from $155.1 million for the comparable period in 2003. Site Services cost of revenue decreased $18.0 million to $57.8 million from $75.8 million for the comparable period in 2003. The increase in cost of revenues for Technical Services was largely a result of increased energy costs and higher volumes of business. The decrease in cost of revenues for Site Services was attributable to the lack of costs related to a major emergency response in comparison to the same period in 2003. As a percentage of revenues, combined cost of revenues in 2004 decreased 2.5% to 73.4% from 75.9% for the comparable period in 2003. This improvement resulted primarily because of a 1% cost of revenue improvement in outside disposal costs due to the Company’s internalization of waste initiatives, and lower headcount expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2004 decreased $7.5 million to $49.9 million from $57.4 million for the comparable period in 2003. Technical Services selling, general and administrative expenses for the six months ended June 30, 2004 decreased $6.8 million to $23.1 million from $29.9 million for the comparable period in 2003 primarily due to reduced headcount and decreased foreign exchange transaction losses. Site Services selling, general and administrative expenses were flat at $8.6 million for the six months ended June 30, 2004 compared to the same period of the prior year. Partially offsetting the decreases in headcount for Site Services were increased costs related to the opening of additional locations. Corporate Items selling, general and administrative expenses for the six months ended June 30, 2004 decreased $0.6 million to $18.2 million from $18.8 million for the comparable period in 2003. The decrease was primarily due to decreases in headcount, decreased professional fees, and improved controls over expenses. These expense reductions were offset by higher bonus accruals and expenses associated with the refinancing of the Company’s capital structure in June 2004.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the six-month periods ended June 30, 2004 and 2003 was similar at $5.2 million and $5.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2004 decreased $1.4 million to $11.7 million from $13.1 million for the comparable period in 2003. The decrease was primarily due to changes in estimates of the lives of the acquired CSD assets made during 2003.

Other Income (Expense)

As more fully described in the Note 9 in to the financial statements in this report, the Company issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock was recorded on the Company’s financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into the Company’s common stock. On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, the Company valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00. For the six month period ended June 30, 2004, the Company recorded other expense related to the Embedded Derivative of $1.6 million primarily because of the market price increase of the Company’s common stock that occurred during that period. For the six month period ended June 30, 2003, the Company recorded a gain on the Embedded Derivative of $0.5 million. The settlement of the Embedded Derivative liability on June 30, 2004 will result in no additional other income (expense) being recorded in future periods related to the Embedded Derivative. Partially offsetting the expense on the Embedded Derivative during the quarters ended June 30, 2004 and 2003 was respectively a net gain (loss) on the disposal of fixed assets of $0.5 million and $0.3 million.

Loss on Refinancing

As further discussed in Notes 4, 6, and 9 to the financial statements included in this report, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), Series C Convertible Preferred Stock, $0.01 par value (the “Series C Preferred Stock”) and the related embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, the Company repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. The Company recorded loss on refinancing of $7.1 million during the three-month period ended June 30, 2004. Such loss consisted of the write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

Interest (Expense), Net

Interest expense, net of interest income, for the six months ended June 30, 2004 decreased $0.7 million to $10.8 million from $11.5 million for the comparable period in 2003. The decrease in interest expense was due to the $1.3 million of capitalized interest relating to a capital project to comply with air emission standards at the Company’s Deer Park incineration facility, which was partially offset by the interest cost associated with amortization to interest expense of loan amendment fees for the six months ended June 30, 2004 as compared to the same period in 2003.

Income Taxes

Income tax expense for the six months ended June 30, 2004 increased $1.2 million to $3.5 million from $2.3 million for the comparable period in 2003. Income tax expense for the six months ended June 30, 2004 consisted primarily of Canadian taxes of $3.4 million, state income tax expense of approximately $0.2 million, partially offset by a federal tax benefit of $0.1 million relating to a fiscal 2000 alternative minimum tax carryback refund.

EBITDA Contribution

The EBITDA contribution for the six months ended June 30, 2004 increased $12.7 million to $31.2 million from $18.5 million for the comparable period in 2003. The increase from Technical Services was $4.7 million and for Site Services was $6.2 million, with an increase in Corporate Items of $1.8 million that related to decreased headcount costs. The combined EBITDA contribution was comprised of revenues of $304.4 million and $314.3 million, net of cost of revenues of $223.3 million and $238.4 million and selling, general and administrative expenses of $49.9 million and $57.4 million for the six months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company believes that its primary source of liquidity is from cash flows from operations, existing cash, funds available to borrow under the Revolving Facility and anticipated proceeds from assets held for sale. As of June 30, 2004, cash and cash equivalents was approximately $17.4 million, funds available to borrow under the Revolving Facility were $28.5 million and properties held for sale was $12.3 million. As further discussed below under “Financing Arrangements,” on June 30, 2004, the Company refinanced its outstanding debt and redeemed its then outstanding Series C Preferred Stock. The refinancing resulted in the Company having both more cash on hand and funds available to borrow under its Revolving Facility.

The Company intends to use its existing cash and cash flow from operations to fund future operating expenses and recurring capital expenditures. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, the Company projects that it will continue to meet its debt covenant requirements for the foreseeable future. As part of the CSD acquisition, the Company assumed environmental liabilities of the CSD valued at $184.5 million. The Company performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. The Company anticipates such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect the Company’s cash flow and financial condition.

Cash Flows for the six months ended June 30, 2004

For the six months ended June 30, 2004, the Company generated approximately $15.0 million of cash from operating activities. Non-cash expenses recorded for the six months ended June 30, 2004 totaled $26.5 million. These adjustments consisted primarily of non-cash expenses of $11.7 million for depreciation and amortization, $5.2 million for the accretion of environmental liabilities, $0.5 million of allowance for doubtful accounts, $1.6 million for amortization of deferred financing costs, loss on refinancing of $7.1 million, and a loss on the embedded derivative of $1.6 million, partially offset by $0.5 million of gain on the sale of fixed assets and a $0.6 million foreign currency gain on intercompany transactions. Other sources of cash totaled $8.0 million which primarily consisted of a decrease in accounts receivable of $0.3 million, a decrease in unbilled accounts receivable of $1.2 million, a $0.7 million increase in deferred revenue, a $0.5 million increase in accrued disposal costs, a $2.9 million increase in other accrued expenses, and a $2.5 million increase in income taxes payable. Other uses of cash totaled $10.1 million and consisted primarily of a decrease in environmental liabilities of $5.7 million, an increase in prepaid expenses of $1.5 million, an increase of $1.2 million in other assets, an increase of $0.8 million in supplies inventories, and a decrease in accounts payable of $0.9 million.

For the six months ended June 30, 2004, the Company generated $72.7 million of cash from investing activities. This consisted of proceeds from the sale of restricted investments of $84.9 million and proceeds from the sale of fixed assets of $0.7 million, partially offset by the cost of additions to property, plant and equipment and permits of $12.9 million.

For the six months ended June 30, 2004, the Company used $76.7 million of cash in its financing activities. Cash from financing activities consisted primarily of the issuance of Senior Secured Notes (net of unamortized issue discount) of $148.0 million. This was offset by repayments of Senior Loans and Subordinated Loans of $107.2 million and $40.0 million, respectively, repayment of the former Revolving Credit Facility of $35.2 million, and redemption of the Series C Preferred Stock of $25.0 million. Additional offsets were deferred financing costs incurred of $10.2 million, debt extinguishment payments of $3.4 million, dividend payments of $2.0 million, a change in uncashed checks of $1.1 million, and payments on capital leases of $0.7 million.

The Company used the cash generated from investing activities of $72.7 million together with the $15.0 million of cash generated from operations primarily to fund the investing activities of $76.7 million previously discussed, and increase the amount of cash on hand by $11.0 million.

Cash Flows for the six months ended June 30, 2003

For the six months ended June 30, 2003, the Company generated approximately $11.1 million of cash from operating activities. Non-cash expenses recorded for the six months ended June 30, 2003 totaled $21.5 million. These adjustments consisted primarily of non-cash expenses of $13.1 million for depreciation and amortization, $5.5 million for the accretion of environmental liabilities, $1.1 million of allowance for doubtful accounts and $1.1 million for amortization of deferred financing costs. Other sources of cash for the six months ended June 30, 2003 totaled $17.1 million which primarily consisted of a decrease in accounts receivable of $8.6 million, a decrease in prepaid expenses of $2.2 million, a decrease in deferred costs of $1.2 million, a decrease in unbilled accounts receivable of $3.1 million, and an increase in accounts payable of $1.9 million. Other uses of cash totaled $13.5 million and consisted primarily of a decrease in deferred revenue of $6.6 million, which was due primarily to improvements realized by the integration of the CSD into the Company’s operations, a decrease in environmental liabilities of $4.3 million, a decrease in income taxes payable of $1.3 million and a decrease in other assets of $1.2 million.

For the six months ended June 30, 2003, the Company used $41.9 million of cash in investing activities. This consisted of additions to property, plant and equipment and permits of $18.4 million and restricted investments purchased of $23.4 million to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $0.2 million.

For the six months ended June 30, 2003, the Company raised $21.8 million of cash from financing activities. Cash from financing activities consisted primarily of net borrowings of $22.5 million on the Revolving Credit Facility, $0.9 million of uncashed checks, proceeds from the exercise of stock options of $0.4 million and proceeds from the employee stock purchase plan of $0.3 million. Partially offsetting this were repayments of $0.4 million on Senior Loans and dividend payments of $0.9 million.

The Company used the cash generated from financing activities of $21.8 million together with the $11.1 million of cash generated from operations primarily to fund the investing activities of $41.9 million previously discussed, and decrease the amount of cash on hand by $8.9 million.

Financing Arrangements

As described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”) and $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company had established a letter of credit facility (the “L/C Facility”) under which the Company could obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit. On June 30, 2004, the Company’s debt under the Revolving Credit Facility, the Senior Loans and the Subordinated Loans was replaced by $150.0 million of eight-year Senior Secured Notes (the “Senior Secured Notes”) and a $30.0 million revolving credit facility (the “Revolving Facility”) as described below. Additionally, the L/C Facility was replaced with a synthetic letter of credit facility (the “Synthetic LC Facility”) whereby the Company may obtain up to $90.0 million of letters of credit as described below.

The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

Senior Secured Notes. The Senior Secured Notes were issued under an Indenture dated June 30, 2004 (the “Indenture”). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. The Senior Secured Notes were issued at a $2.0 million discount that results in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15, commencing on January 15, 2005.

The Senior Secured Notes are secured by a second-priority lien on all of the domestic assets of the Company and its domestic subsidiaries that secure the Company’s reimbursement obligations under the Synthetic LC Facility on a first-priority basis (as described below); provided that such assets do not include any capital stock, notes, instruments, other equity interests of any of the Company’s subsidiaries, accounts receivable, and certain other excluded collateral as provided in the Indenture. The Senior Secured Notes are jointly and severally guaranteed on a senior secured second-lien basis by substantially all of the Company’s existing and future domestic subsidiaries. The Senior Secured Notes are not guaranteed by the Company’s foreign subsidiaries.

The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or the offer to the repurchase of all or part of the then outstanding Senior Secured Notes. “Excess Cash Flow” is defined in the Indenture as consolidated EBITDA less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company.

The $6.2 million cost associated with the issuance of the Senior Secured Notes was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Senior Secured Notes.

Revolving Facility. Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the “Credit Agreement”) among the Company, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the LC Facility Lenders thereunder, and certain other parties. The Revolving Facility allows the Company to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company’s Canadian subsidiaries of $5.3 million. The Revolving Facility also allows the Company to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At June 30, 2004, the Company had no borrowings and $1.5 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $28.5 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

The Revolving Facility is secured by a first security interest in accounts receivable and a second security interest in substantially all other assets. The Revolving Facility prohibits the payment of dividends on the Company’s common stock but allows the payment of dividends on the Company’s Series B Preferred Stock.

Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 3.00 to 1.0, 2.80 to 1.0 and 2.55 to 1.0 for the four-quarter periods ending September 30, 2004, December 31, 2004 and March 31, 2005, respectively. The maximum Leverage Ratio is then reduced to no more than 2.50 to 1.0 for the four-quarter period ending June 30, 2005, and then, in approximately equal increments, to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its consolidated EBITDA achieved for the latest four-quarter period.

The Company is also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.25 to 1.0, 2.40 to 1.0 and 2.65 to 1.0 for the four-quarter periods ending September 30, 2004, December 31, 2004 and March 31, 2005, respectively. The minimum Interest Coverage Ratio is then increased to not less than 2.70 to 1.0 for the four-quarter period ending June 30, 2005, and then, in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2006 through December 31, 2008, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company’s consolidated EBITDA to its consolidated interest expense.

The Company is also required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period, commencing with the quarter ending December 31, 2004. The Company must also achieve at least $15.0 million in consolidated EBITDA for the quarter ending September 30, 2004.

The $0.3 million cost associated with the issuance of the Revolving Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Revolving Facility.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse First Boston (the “LC Facility Issuing Bank”) will issue up to $90.0 million of letters of credit at the Company’s request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its domestic subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. The Company is required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate maximum amount available under the Synthetic LC Facility. At June 30, 2004, letters of credit outstanding under the Synthetic LC facility were $89.4 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

The $3.1 million cost associated with the issuance of the Synthetic LC Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Synthetic LC Facility.

Stockholder Matters

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares are outstanding. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The Company paid in cash the dividends due on January 15, 2003 and April 15, 2003 but, because of restrictions in the Company’s prior debt agreements which were refinanced on June 30, 2004, the Company issued shares of the Company’s common stock in payment of the dividends due from July 15, 2003 through April 15, 2004. The Company now anticipates that dividends on the Series B Preferred Stock will be paid in cash for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates. The Company’s philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and, to the extent required, to borrow at variable rates for working capital and other short term needs. The following table provides information regarding the Company’s fixed rate borrowings at June 30, 2004 (in thousands):

Scheduled Maturity Dates	Six Months Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$—	$150,000	$150,000
Capital Lease Obligations	727	1,448	1,408	1,000	696	60	5,339

	$727	$1,448	$1,408	$1,000	$696	$150,060	$155,339

Weighted average interest rate on fixed rate borrowings	11.4%	11.4%	11.4%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the table above, the Company has a $30.0 million Revolving Facility which bears interest at variable interest rates of either the U.S. or Canadian prime rate or the Eurodollar rate plus 1.50%, depending on the currency of the underlying loan. This total of $30.0 million is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company’s Canadian subsidiaries of $5.3 million. No amount was outstanding under the Revolving Facility at June 30, 2004.

Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet. The Company views its investment in the Canadian subsidiaries as long-term; thus, the Company has not entered into any hedging transactions between the Canadian dollar and the U.S. dollar. The Canadian subsidiaries transact approximately 25.8% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three- and six- month periods ended June 30, 2004, the U.S. dollar rose approximately 2.2% and 3.4%, respectively, against the Canadian dollar resulting in foreign currency gains of $2 thousand and $350 thousand, respectively. During the three- and six-month periods ended June 30, 2003, the U.S. dollar fell approximately 7.5% and 16.5%, respectively, against the Canadian dollar resulting in foreign currency losses of $0.8 million and $2.3 million, respectively. The average exchange rate for the three- and six-month periods ended June 30, 2004 was 1.35 and 1.33 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, the Company would have reported decreased net loss by approximately $0.4 million and $0.6 million for the three- and six-month periods ended June 30, 2004, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, the Company would have reported increased net loss by approximately $0.4 million and $0.6 million for the three- and six-month periods ended June 30, 2004, respectively. The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

Item 4. Controls and Procedures

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls. Safety-Kleen has publicly disclosed that it historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date. As anticipated, the Company has experienced certain systems and efficiency issues during the initial period of the integration. The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations within the United States and certain systems in Canada are substantially integrated and efficiently operating as of June 30, 2004. During the integration process, the Company identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies. In addition, the significant increase in transaction volume, as well as the significant increase in the number of new users of the Company’s systems, has increased the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that the Company’s design of its systems of control have not anticipated. Furthermore, Safety-Kleen’s preexisting deficiencies in financial systems, processes and related internal controls increased the risk that the historical unaudited financial statements of the CSD’s operations and cash flows which Safety-Kleen has provided to the Company were not accurate.

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

The Company has addressed the material weaknesses noted, and believes it has implemented an improved process to properly document and calculate deferred revenue on a go forward basis. Efforts to enhance the Company’s systems and internal controls are ongoing.

In light of this information, the Company’s Disclosure Committee carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that while the Company’s disclosure controls and procedures are substantially effective for these purposes as of June 30, 2004, the Company should continue its efforts to further improve its disclosure controls and procedures.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, other than the ongoing actions described above, many of which were begun prior to the most recent evaluation date.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 7, “Legal Proceedings and Contingencies,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 2 – Changes in Securities

On June 30, 2004, the Company issued to seven institutional investors common stock purchase warrants exercisable at $8.00 per share for an aggregate of 2,775,000 shares of the Company’s common stock. Such warrants are exercisable at any time on or prior to September 10, 2009. Such warrants were issued in connection with the redemption by the Company on June 30, 2004 of all of the Company’s previously outstanding 25,000 shares of Series C Convertible Preferred Stock which were then held by such investors. In connection with such issuance, the investors represented that they were acquiring such warrants and, to the extent they subsequently exercise such warrants, they will be acquiring the shares of common stock issuable upon such exercise for their own account and not for resale in connection with any distribution except pursuant to sales registered or exempted under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act in connection with the issuance of such warrants to such investors.

Item 3 – Defaults Upon Senior Debt – None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s 2004 Annual Meeting of the Stockholders was held on May 13, 2004. At the meeting, the Stockholders elected John P. DeVillars and Daniel J. McCarthy to serve as directors of the Company for a three-year term, until the 2007 Annual Meeting of Stockholders. Other directors whose term of office as director continued after the meeting were: John D. Barr, John F. Kaslow, Alan S. McKim, John T. Preston, Thomas J. Shields and Lorne R. Waxlax. Of the 12,955,680 shares voting at the meeting, 12,930,814 shares (99.8%) were voted in favor of the election of Mr. DeVillars and 12,931,174 shares (99.8%) were voted in favor of the election of Mr. McCarthy.

Item 5 – Other Information – None.

Item 6 – Exhibits and Reports on Form 8-K

a. Exhibits

Item No.	Description	Location
4.28	Loan and Security Agreement dated as of June 30, 2004 by and among Credit Suisse First Boston as Administrative Agent under the LC Facility, Fleet Capital Corporation as Administrative Agent and Sole Arranger under the Revolving Facility, Goldman Sachs Credit Partners L.P. as Syndication Agent under the LC Facility, Credit Suisse First Boston as Documentation Agent under the LC Facility, Credit Suisse First Boston and Goldman Sachs Credit Partners L.P. as Joint Lead Arrangers and Joint Lead Bookrunners under the LC Facility, the other financial institutions party thereto from time to time as Lenders, Clean Harbors, Inc. and the subsidiaries of Clean Harbors, Inc. party thereto as Borrowers and the Guarantors named therein as Guarantors	Filed herewith

4.28A	Amendment No. 1 to Loan and Security Agreement dated as of July 20, 2004 by and among Credit Suisse First Boston as Administrative Agent under the LC Facility, Fleet Capital Corporation as Administrative Agent and Sole Arranger under the Revolving Facility, Goldman Sachs Credit Partners L.P. as Syndication Agent under the LC Facility, Credit Suisse First Boston as Documentation Agent under the LC Facility, Credit Suisse First Boston and Goldman Sachs Credit Partners L.P. as Joint Lead Arrangers and Joint Lead Bookrunners under the LC Facility, the other financial institutions party thereto from time to time as Lenders, Clean Harbors, Inc. and the subsidiaries of Clean Harbors, Inc. party thereto as Borrowers and the Guarantors named therein as Guarantors	Filed herewith

4.29	Security Agreement dated as of June 30, 2004 among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc., U.S. Bank National Association as trustee for the Second Lien Note Creditors and Credit Suisse First Boston as Collateral Agent and LC Facility Administrative Agent	Filed herewith

4.30	Purchase Agreement dated as of June 17, 2004 by and among Credit Suisse First Boston LLC, Goldman, Sachs & Co., and Clean Harbors, Inc. and the subsidiaries of Clean Harbors, Inc. party thereto	Filed herewith

4.31	Registration Rights Agreement dated as of June 30, 2004 by and among Credit Suisse First Boston LLC, Goldman Sachs & Co., and Clean Harbors, Inc. and the subsidiaries of Clean Harbors, Inc. party thereto	Filed herewith

4.32	Indenture dated as of June 30, 2004 by and among Clean Harbors, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee	Filed herewith

10.48	Form of Common Stock Purchase Warrant expiring September 10, 2009	Filed herewith

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

b. Reports on Form 8-K

During the fiscal quarter ended June 30, 2004, the Company filed a Report on Form 8-K dated April 23, 2004. Pursuant to Item 12 of Form 8-K, such Report furnished to the Securities and Exchange Commission the Company’s press release dated April 23, 2004, which contains an earnings announcement for the quarter ended March 31, 2004.

During the fiscal quarter ended June 30, 2004, the Company also filed a Report on Form 8-K dated June 18, 2004. Pursuant to Item 12 of Form 8-K, such Report furnished to the Securities and Exchange Commission the Company’s press release dated June 18, 2004, which announced the pricing and final terms of transactions to refinance the Company’s debt outstanding under its existing credit facilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

Dated: August 6, 2004	By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Dated: August 6, 2004	By:	/s/ MARK S. BURGESS
Mark S. Burgess
Executive Vice President and Chief Financial Officer