Form 10-Q
period 2004-09-30
CLEAN HARBORS INC
filed 2004-11-09
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended
September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	14,301,424
(Class)	(Outstanding at November 1, 2004)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$24,756	$6,331
Restricted cash	381	—
Accounts receivable, net of allowance for doubtful accounts of $3,105 and $3,572, respectively	117,817	114,429
Unbilled accounts receivable	9,509	9,476
Deferred costs	5,506	5,395
Prepaid expenses	10,731	8,582
Supplies inventories	9,449	9,018
Deferred tax asset	182	178
Properties held for sale	12,334	12,690
Total current assets	190,665	166,099

Property, plant, and equipment:
Land	14,337	14,492
Landfill assets	6,547	3,579
Buildings and improvements	85,851	84,649
Vehicles and equipment	199,796	164,693
Furniture and fixtures	2,283	2,604
Construction in progress	10,356	25,931
Non-landfill asset retirement costs	997	994
	320,167	296,942
Less-accumulated depreciation and amortization	145,189	130,400
	174,978	166,542
Other assets:
Restricted cash	—	88,817
Deferred financing costs	9,316	6,297
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated amortization of $21,276 and $17,630, respectively	76,699	79,811
Deferred tax asset	6,738	6,594
Other	8,165	6,967
	119,950	207,518

Total assets	$485,593	$540,159

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Uncashed checks	$5,897	$5,983
Revolving credit facility	—	35,291
Current portion of capital lease obligations	1,502	1,207
Accounts payable	61,685	60,611
Accrued disposal costs	2,932	2,021
Deferred revenue	23,768	22,799
Other accrued expenses	36,792	32,240
Current portion of environmental liabilities	18,779	21,282
Income taxes payable	6,306	2,623
Total current liabilities	157,661	184,057

Other liabilities:
Environmental liabilities, less current portion	163,418	161,849
Long-term obligations, less current maturities	148,083	147,209
Capital lease obligations, less current portion	3,700	3,412
Other long-term liabilities	8,747	18,055
Accrued pension cost	649	633
Total other liabilities	324,597	331,158

Commitments and contingent liabilities

Redeemable Series C Convertible Preferred Stock, $.01 par value: Authorized 25,000 shares; issued and outstanding 0 and 25,000 shares, respectively, net of unamortized issuance costs and fair value of embedded derivative	—	15,631

Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock: Authorized 894,585; issued and outstanding – none	—	—
Series B convertible preferred stock: Authorized 156,416 shares; issued and outstanding 112,000 shares (liquidation preference of $5.6 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 14,158,097 and 13,911,212 shares, respectively	142	139
Additional paid-in capital	62,027	63,642
Accumulated other comprehensive income	6,955	6,452
Accumulated deficit	(65,790)	(60,921)
Total stockholders’ equity	3,335	9,313

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$485,593	$540,159

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$162,650	$151,085	$467,038	$465,425
Cost of revenues	116,835	108,687	340,137	347,098
Selling, general and administrative expenses	26,227	26,409	77,225	84,209
Accretion of environmental liabilities	2,546	2,745	7,753	8,261
Depreciation and amortization	5,803	6,788	17,464	19,875
Restructuring	—	—	—	(124)

Income from operations	11,239	6,456	24,459	6,106
Other income (expense)	(85)	8,755	(1,189)	8,909
Loss on refinancing	—	—	(7,099)	—
Interest (expense), net	(5,576)	(6,048)	(16,377)	(17,537)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	5,578	9,163	(206)	(2,522)
Provision for income taxes	1,137	1,746	4,663	3,996

Net income (loss) before cumulative effect of change in accounting principle	4,441	7,417	(4,869)	(6,518)
Cumulative effect of change in accounting principle, net of tax	—	—	—	66

Net income (loss)	4,441	7,417	(4,869)	(6,584)
Redemption of Series C preferred stock, dividends on the Series B and C preferred stock and accretion on the Series C preferred stock	112	828	11,728	2,446
Net income (loss) attributable to common shareholders	$4,329	$6,589	$(16,597)	$(9,030)

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$0.31	$0.48	$(1.18)	$(0.67)
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$—
Earnings (loss) attributable to common shareholders	$0.31	$0.48	$(1.18)	$(0.67)

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$0.25	$(0.09)	$(1.18)	$(1.02)
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$—
Earnings (loss) attributable to common shareholders	$0.25	$(0.09)	$(1.18)	$(1.02)

Weighted average common shares outstanding	14,108	13,770	14,038	13,443

Weighted average common shares outstanding plus potentially dilutive common shares	17,446	16,187	14,038	15,860

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,869)	$(6,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,464	19,875
Cumulative effect of change in accounting principle, net of tax	—	66
Allowance for doubtful accounts	598	1,374
Amortization of deferred financing costs	1,921	1,735
Accretion of environmental liabilities	7,753	8,261
(Gain) loss on sale of fixed assets	(401)	285
Stock options expensed	—	21
Loss on refinancing	7,099	—
(Gain) loss on embedded derivative	1,590	(9,194)
Foreign currency (gain) loss on intercompany transactions	(351)	1,326
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	(3,382)	20,612
Unbilled accounts receivable	115	3,110
Deferred costs	(88)	822
Prepaid expenses	(2,136)	3,470
Supplies inventories	(419)	181
Other assets	(1,142)	(1,356)
Accounts payable	438	(2,344)
Environmental liabilities	(9,121)	(6,026)
Deferred revenue	846	(5,509)
Accrued disposal costs	873	(53)
Other accrued expenses	4,683	375
Income taxes payable	3,485	(522)
Net cash provided by operating activities	24,956	29,925
Cash flows from investing activities:
CSD acquisition refunds	—	7,973
Additions to property, plant and equipment	(19,736)	(25,758)
Proceeds from sale of restricted investments	92,826	5,798
Cost of restricted investments acquired	(4,390)	(34,153)
Proceeds from sale of fixed assets	608	1,610
Net cash provided by (used in) investing activities	69,308	(44,530)
Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	(7,498)
Repayments of Subordinated Loans	(40,000)	—
Net borrowings (repayments) under revolving credit facility	(35,168)	17,756
Change in uncashed checks	(118)	(1,827)
Deferred financing costs incurred	(10,284)	(1,548)
Proceeds from exercise of stock options	333	444
Dividend payments on Series C Preferred Stock	(1,963)	—
Dividend payments on preferred stock	(112)	(974)
Proceeds from employee stock purchase plan	366	401
Payments on capital leases	(1,096)	(489)
Issuance of Senior Secured Notes	148,045	—
Redemption of Series C Convertible Preferred Stock	(25,000)	—
Cash paid in lieu of warrants	(363)	—
Debt extinguishment payments	(3,420)	—
Net cash provided by (used in) financing activities	(75,989)	6,265
Increase (decrease) in cash and cash equivalents	18,275	(8,340)
Effect of exchange rate change on cash	150	710
Cash and cash equivalents, beginning of period	6,331	13,682
Cash and cash equivalents, end of period	$24,756	$6,052

Supplemental information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$224	$112
New capital lease obligations	$1,660	$2,798

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value
Balance at December 31, 2003	112	$1	13,911	$139	$63,642		$6,452	$(60,921)	$9,313
Net loss	—	—	—	—	—	$(4,869)	—	(4,869)	(4,869)
Foreign currency translation	—	—	—	—	—	503	503	—	503

Comprehensive loss						$(4,366)

Preferred stock dividends:
Series B	—	—	28	—	(112)		—	—	(112)
Series C	—	—	—	—	(821)		—	—	(821)
Issuance of warrants	—	—	—	—	9,193		—	—	9,193
Proceeds from exercise of stock options	—	—	146	2	331		—	—	333
Employee stock purchase plan	—	—	73	1	365		—	—	366
Redemption of Series C preferred stock	—	—	—	—	(9,864)		—	—	(9,864)
Amortization of preferred stock discount and issuance costs	—	—	—	—	(707)		—	—	(707)

Balance at September 30, 2004	112	$1	14,158	$142	$62,027		$6,955	$(65,790)	$3,335

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

Certain reclassifications have been made in the prior periods’ Consolidated Financial Statements to conform to the presentation for the three- and nine-month periods ended September 30, 2004.

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

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total
Balance at December 31, 2003	52	$676	9	$2,931	$3,607
Net change in estimate	(8)	—	—	(377)	(377)
Utilized in the quarter ended March 31, 2004	(3)	(184)	—	(499)	(683)
Utilized in the quarter ended June 30, 2004	(15)	(154)	—	(111)	(265)
Utilized in the quarter ended September 30, 2004	(5)	(79)	—	(129)	(208)
Interest accretion	—	—	—	185	185
Balance at September 30, 2004	21	$259	9	$2,000	$2,259

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

(b) Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s net income (loss) and net earnings (loss) per common share for the three- and nine-month periods ended September 30, 2004 and 2003, would approximate the pro forma amounts as compared to the amounts reported (in thousands except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Basic income (loss) attributable to common shareholders	$4,329	$6,589	$(16,597)	$(9,030)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	492	607	1,500	1,511
Basic pro forma income (loss) attributable to common shareholders	$3,837	$5,982	$(18,097)	$(10,541)

Diluted income (loss) attributable to common shareholders	$4,329	$(1,443)	$(16,597)	$(16,114)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	492	607	1,500	1,511
Diluted pro forma income (loss) attributable to common shareholders	$3,837	$(2,050)	$(18,097)	$(17,625)

Income (loss) per share:
Basic as reported	$0.31	$0.48	$(1.18)	$(0.67)
Basic pro forma	$0.27	$0.43	$(1.29)	$(0.78)

Diluted as reported	$0.25	$(0.09)	$(1.18)	$(1.02)
Diluted pro forma	$0.22	$(0.13)	$(1.29)	$(1.11)

(4) Restricted Cash

At September 30, 2004 and December 31, 2003, restricted cash consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Cash collateral for letter of credit facility – current	$381	$—
Cash collateral for letter of credit facility – non-current	—	88,817
	$381	$88,817

Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should those facilities cease operation. Closure would include the cost of removing the waste stored at the facility which ceased operating, sending such material to another site for disposal, and performing certain procedures for decontamination of the facility. The Company has placed most of the required financial assurance through Steadfast Insurance Company, which requires letters of credit as collateral to its financial assurance obligations. At December 31, 2003, the Company had a Letter of Credit Facility (the “L/C Facility”) under an Agreement dated September 6, 2002 between the Company and Fleet National Bank (“Fleet”). The L/C Facility Agreement provided that Fleet would issue up to $100.0 million of letters of credit at the Company’s request provided that the Company posted collateral equal to 103% of the amount of the outstanding letters of credit. As further discussed in Note 6, “Financing Arrangements,” on June 30, 2004, the L/C Facility was replaced with a synthetic letter of credit facility (the “Synthetic LC Facility”). Under the Synthetic LC Facility, the Company is not required to post cash collateral. On June 30, 2004, the $88.9 million of restricted cash then on deposit was released to the Company.

As described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company previously had a $100.0 million revolving credit facility (the “Revolving Credit Facility”) that allowed the Company to borrow up to $100.0 million in cash and letters of credit with Congress Financial Corporation (“Congress”). On June 30, 2004, the Company posted $3.9 million of restricted cash with Congress to support $3.6 million of letters of credit then outstanding that for administrative reasons could not be replaced with letters of credit under the Synthetic LC Facility as discussed in Note 6 “Financing Arrangements.” During the third quarter of 2004, almost all of the $3.6 million of letters of credit outstanding at June 30, 2004 with Congress were replaced with letters of credit under the Synthetic LC Facility which resulted in the release of restricted cash for the Company’s general use of $3.5 million in the quarter ended September 30, 2004. The Company anticipates that by December 31, 2004 the remaining letters of credit outstanding with Congress will be replaced with other letters of credit, allowing the $0.4 million of restricted cash at September 30, 2004 to be released for the Company’s general use.

(5) Properties Held for Sale

As part of its plan to integrate the activities of the CSD into its operation, the Company determined that certain acquired properties were no longer needed for its operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, the Company valued properties held for sale at the current appraised market value less estimated selling costs. In addition, subsequent to the completion of purchase accounting, the Company identified several additional properties that were no longer needed for its operations. These properties were transferred to properties held for sale at the lower of their net book value or current appraised market value less estimated selling costs. Properties held for sale include only those properties that the Company believes can be sold within the next twelve months based on current market conditions and the asking price. The Company cannot provide assurance that the proceeds from properties held for sale will equal their carrying value.

During the three month period ended March 31, 2004, the Company sold one of the properties for $0.6 million, net of selling costs. The gain on the sale of approximately $0.2 million is included in other income (expense).

(6) Financing Arrangements

The following table is a summary of the Company’s financing arrangements:

	September 30, 2004	December 31, 2003
	(in thousands)
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (4.75% and 4.00%, respectively, at September 30, 2004) or the Eurodollar rate (1.84% at September 30, 2004), depending on the currency of the underlying loan, plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United Sates except for accounts receivable	150,000	—
Revolving Credit Facility with a financial institution, bearing interest at LIBOR (1.17% at December 31, 2003) plus 3.50% or the U.S. or Canadian prime rate (both 4.00% at December 31, 2003) plus 0.50% at the Company’s election	—	35,291
Senior Loans, bearing interest at LIBOR (1.17% at December 31, 2003) plus 7.75%	—	107,209
Subordinated Loans, bearing interest at 22.50%	—	40,000
	150,000	182,500
Less unamortized issue discount	1,917	—
Less obligations classified as current	—	35,291

Long-term obligations	$148,083	$147,209

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

The $6.0 million cost associated with the issuance of the Senior Secured Notes was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Senior Secured Notes.

Revolving Facility. Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the “Credit Agreement”) among the Company, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the “LC Facility Lenders”) thereunder, and certain other parties. The Revolving Facility allows the Company to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company’s Canadian subsidiaries of $5.3 million. The Revolving Facility also allows the Company to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At September 30, 2004, the Company had $0.0 million of borrowings and $1.2 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $28.8 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

The Revolving Facility is secured by a first security interest in accounts receivable and a second security interest in substantially all other assets. The Revolving Facility prohibits the payment of dividends on the Company’s common stock but allows the payment of dividends on the Company’s Series B Preferred Stock.

Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 3.00 to 1.0, 2.80 to 1.0 and 2.55 to 1.0 for the four-quarter periods ending September 30, 2004, December 31, 2004 and March 31, 2005, respectively. The maximum Leverage Ratio is then reduced to no more than 2.50 to 1.0 for the four-quarter period ending June 30, 2005, and then, in approximately equal increments, to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its consolidated EBITDA achieved for the latest four-quarter period. For the four-quarter period ended September 30, 2004, the Leverage Ratio was 2.09 to 1.0, which was within covenant.

The Company is also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.25 to 1.0, 2.40 to 1.0 and 2.65 to 1.0 for the four-quarter periods ending September 30, 2004, December 31, 2004 and March 31, 2005, respectively. The minimum Interest Coverage Ratio is then increased to not less than 2.70 to 1.0 for the four-quarter period ending June 30, 2005, and then, in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2006 through December 31, 2008, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company’s consolidated EBITDA to its consolidated interest expense. For the four-quarter period ended September 30, 2004, the Interest Coverage Ratio was 2.98 to 1.0, which was within covenant.

The Company is also required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period, commencing with the quarter ending December 31, 2004. The Company must also achieve at least $15.0 million in consolidated EBITDA for the quarter ended September 30, 2004. For the quarter ended September 30, 2004, EBITDA was $19.6 million which was within covenant.

The $0.3 million cost associated with the issuance of the Revolving Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Revolving Facility.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse First Boston (the “LC Facility Issuing Bank”) will issue up to $90.0 million of letters of credit at the Company’s request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its domestic subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. The Company is required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At September 30, 2004, letters of credit outstanding under the Synthetic LC facility were $89.3 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

The $3.3 million cost associated with the issuance of the Synthetic LC Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Synthetic LC Facility.

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

Because of certain non-recurring adjustments to net income (loss) which occurred during the six months ended March 31, 2004, the Credit Agreement defines EBITDA for the fiscal quarters ended December 31, 2003 and March 31, 2004, as being in the agreed amounts of $16.0 million and $12.1 million, respectively. EBITDA under the Credit Agreement for the six-month period ended September 30, 2004 is calculated as follows (in thousands):

Six Months Ended September 30, 2004

Net loss	$(7,686)
Gain on sale of fixed assets	(157)
Change in value of embedded derivative	6,877
Loss on refinancing	7,099
Accretion of environmental liabilities	5,165
Interest expense, net	11,019
Provision for income taxes	3,451
Depreciation and amortization	12,059
Other non-recurring refinancing-related expenses	1,186

EBITDA	$39,013

The following reconciles EBITDA to cash provided by operations for the six-month period ended September 30, 2004 (in thousands):

Six Months Ended September 30, 2004

EBITDA	$39,013
Adjustments to reconcile EBITDA from net cash provided by operations:
Interest expense, net	(11,019)
Provision for income taxes	(3,451)
Allowance for doubtful accounts	453
Amortization of deferred financing costs	1,168
Foreign currency gain on intercompany transactions	(297)
Other non-recurring refinancing related expenses	(1,186)
Changes in assets and liabilities:
Accounts receivable	(7,913)
Unbilled accounts receivable	(3,261)
Prepaid expenses	658
Other assets	(1,407)
Accounts payable	5,488
Environmental liabilities	(6,084)
Other accrued expenses	4,581
Income tax payable	1,717
Other, net	407
Net cash provided by operating activities	$18,867

(7) Legal Proceedings and Contingencies

As of the filing date of this report, the following discussions update the material changes to the “Legal Proceedings” described in Note 9 to the Company’s financial statements as of December 31, 2003 included in the Annual Report on Form 10-K as filed with the SEC on March 15, 2004 and in Note 7 to the Company’s financial statements as of June 30, 2004 included in the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 6, 2004.

Legal Proceedings Assumed In Connection with Acquisition of CSD Assets

The CSD assets included a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) currently undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the United States Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana, and the BR Facility received and responded to a supplemental information request from EPA on October 15, 2004. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List (“NPL”) for further investigations and possible remediation. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewaters and storm waters have been discharged from the BR Facility, as well as extensive adjacent swamplands. Contaminants of concern cited by the EPA as a basis for listing the site on the NPL include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no guarantee that, if the site is ultimately listed as a Superfund site on the NPL, additional action will not be required and that the Company will not incur material costs. The Company cannot now estimate its potential liability relating to Devil’s Swamp; accordingly, the Company has accrued no liability relating to Devil’s Swamp except for the amount already accrued for the ongoing corrective actions and certain legal costs associated with responding to the EPA information requests and further investigation of the matter.

Canadian Provincial Enforcement Action

London, Ontario Facility. Clean Harbors Environmental Services Inc., and one of the Company’s Canadian subsidiaries, Clean Harbors Canada, Inc., have received a summons alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire.

The initial appearance on this matter is set for November 22, 2004. The Company will determine its position with respect to the charged offenses following receipt and review of disclosure on the case by the Provincial authorities. The Company has not accrued any liability associated with this matter because any potential liability is not now estimable.

Contingencies

Federal Securities Class Action Litigation. On November 18, 2003, an individual plaintiff who purchased 1,700 shares of the Company’s common stock filed a purported class action suit in the United States District Court for the District of Massachusetts (the “District Court”) against the Company and a current and former officer of the Company. The plaintiff alleges violation of the Securities Exchange Act of 1934 and regulations promulgated thereunder by the SEC, and seeks certification of a class that would consist of all purchasers of the Company’s stock between November 19, 2002 and August 14, 2003. Principally, the complaint alleges that in connection with certain public announcements the defendants failed to disclose adverse information with respect to the impact of the acquisition of the CSD assets on the Company and that certain financial projections, particularly the guidance issued with respect to anticipated EBITDA for 2003, were overstated and made without reasonable basis. Subsequently, three additional plaintiffs who purchased 300, 16,500 and 1,500 shares of the Company’s common stock, respectively, filed complaints in the same court containing essentially the same allegations and seeking the same class certification. In January 2004, several plaintiffs within the putative class filed, through their attorneys, competing motions seeking to be named lead plaintiff, seeking the right to select lead counsel and seeking consolidation of the four suits. On October 26, 2004, the District Court issued an order giving the plaintiffs until November 30, 2004 to file an amended consolidated complaint and the Company until December 31, 2004 to file a motion to dismiss the complaint, and setting February 15, 2005 as the date for a hearing on such motion.

The Company believes that at all times during the purported class period the Company and the two officers conducted themselves in compliance with relevant securities laws and that the guidance as to anticipated EBITDA and other forward-looking statements contained in the Company’s public announcements are protected by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company intends to vigorously defend itself against the plaintiffs’ allegations. However, this litigation is in its very preliminary stages, and the Company is therefore unable to give an assessment of any potential impact on the Company.

(8) Closure, Post-Closure and Remedial Liabilities

The changes to environmental liabilities for the nine months ended September 30, 2004 are as follows (in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged (Benefit) to Income Statement	Other Changes in Estimates	Currency Translations, Reclassifications and Other	Payments	September 30, 2004
Landfill retirement liability	$17,703	$760	$1,831	$(607)	$(326)	$15	$(35)	$19,341
Non-landfill retirement liability	7,992	—	683	(444)	—	2	(880)	7,353
Remediation for landfill sites	5,525	—	172	(231)	—	38	(421)	5,083
Remediation, closure and post-closure for closed sites	97,535	—	3,266	(505)	—	176	(5,426)	95,046
Remediation (including Superfund) for non-landfill open sites	54,376	—	1,801	391	—	154	(1,348)	55,374

Total	$183,131	$760	$7,753	$(1,396)	$(326)	$385	$(8,110)	$182,197

The following table presents the remaining highly probable airspace from December 31, 2003 through September 30, 2004 (in thousands):

Highly Probable Airspace
(Cubic Yards)
Remaining capacity at December 31, 2003	29,031
Consumed during nine months ended September 30, 2004	(615)
Addition to highly probable airspace	45

Remaining capacity at September 30, 2004	28,461

Commencing January 1, 2004, asset retirement obligations incurred are being discounted at the credit-adjusted risk-free rate of 12.5% and inflated at a rate of 1.2%.

(9) Redeemable Series C Preferred Stock

As described in the Annual Report on Form 10-K for the year ended December 31, 2003, the Company previously had outstanding the Series C Convertible Preferred Stock, $0.01 par value (“Series C Preferred Stock”). The Series C Preferred Stock was entitled to receive dividends at an annual rate of 6.0% (such dividends were paid in cash through March 2003 and thereafter accrued and compounded through the redemption date). The Company issued the Series C Preferred Stock for $25.0 million on September 10, 2002, and incurred $2.9 million of issuance costs. The Company determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consisted of two components, namely (i) non-convertible redeemable preferred stock (the “Host Contract”) with a 6.0% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The Series C Preferred Stock reported on the Company’s consolidated balance sheet consisted only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which had been recorded through the balance sheet date with regard to the discount which was originally recorded for the Host Contract, plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs were being accreted over the life of the Series C Preferred Stock, with such accretion being recorded as a reduction in Additional Paid-in-Capital. During the period from January 1 through June 30, 2004, the amount of that accretion was $0.7 million. For the quarter ended September 30, 2004, no accretion was recorded because the Company redeemed the Series C Preferred Stock on June 30, 2004. During the period from January 1 through September 30, 2003, the amount of that accretion was $0.7 million. The Company recorded in Other Long-term Liabilities the fair value of the Embedded Derivative and periodically marked that value to market.

On June 30, 2004, the Company redeemed the Series C Preferred Stock for $25.0 million in cash and paid accrued dividends of $2.0 million. The difference between the $25.0 million paid and the carrying amount of the Series C Preferred Stock of $17.2 million on June 30, 2004 was charged to additional paid-in capital. In addition, the Company issued warrants to purchase 2.8 million shares of the Company’s common stock, and the Company paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants issued are exercisable at $8.00 per common share and expire on September 10, 2009. The Company settled the $11.2 million Embedded Derivative liability through the issuance of the 2.8 million warrants (which the Company valued using the Black-Scholes option pricing model at $9.2 million) together with the $0.4 million of cash that was paid in lieu of warrants, which resulted in a gain on the settlement of the Embedded Derivative of $1.6 million. The gain on the settlement of the Embedded Derivative was recorded as a reduction to refinancing-related expenses. The value of the warrants issued of $9.2 million was credited to additional paid-in capital.

As of September 30, 2003, the Embedded Derivative was determined to have no value based on the Black-Scholes valuation model and the Company recorded $8.7 million and $9.2 million of other income for the three and nine-month periods ended September 30, 2003, respectively, to reflect such adjustment. Because of the redemption of the Series C Preferred Stock on June 30, 2004 described in the preceding paragraph, the Company will not be required to make mark-to-market adjustments to the Company’s reported income (loss) associated with the Embedded Derivative for any period subsequent to June 30, 2004. As of June 30, 2004, the market value of the Embedded Derivative was determined to $11.2 million and the Company recorded other expense of $1.6 million through June 30, 2004 to reflect such adjustment.

(10) Loss on Refinancing

As further discussed in Notes 4, 6, and 9, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), Series C Convertible Preferred Stock, $0.01 par value (the “Series C Preferred Stock”) and the related embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, the Company repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. The Company recorded refinancing expenses, net of $7.1 million during the three-month period ended June 30, 2004. Such expenses consisted of a write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million, and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

(11) Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred taxes. For the three- and nine-month periods ended September 30, 2004, a full valuation allowance was maintained against the Company’s net U.S. deferred tax asset position and no U.S. tax benefit was recorded. The provision for income taxes for the three- and nine-month periods ended September 30, 2003 and 2004 relate primarily to the Company’s Canadian subsidiaries.

(12) Earnings (Loss) Per Share

The following is a reconciliation of basic and diluted loss per share computations (in thousands except for per share amounts) for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004
	Income	Shares	Per- Share
	(Numerator)	(Denominator)
Income before cumulative effect of change in accounting principle	$4,441
Less preferred stock dividends	112
Basic earnings attributable to common shareholders before change in accounting principle	4,329	14,108	$0.31
Cumulative effect of change in accounting principle, net of tax	—	14,108	—
Basic earnings attributable to common shareholders	$4,329	14,108	$0.31

Income before cumulative effect of change in accounting principle	$4,441
Less preferred stock dividends	112
Diluted earnings attributable to common shareholders before change in accounting principle	4,329	17,446	$0.25
Cumulative effect of change in accounting principle, net of tax	—	17,446	—
Diluted earnings attributable to common shareholders	$4,329	17,446	$0.25

	Three Months Ended September 30, 2003
	Income	Shares	Per- Share
	(Numerator)	(Denominator)
Income before cumulative effect of change in accounting principle	$7,417
Less preferred stock dividends and accretion	828
Basic income attributable to common shareholders before change in accounting principle	6,589	13,770	$0.48
Cumulative effect of change in accounting principle, net of tax	—	13,770	—
Basic income attributable to common shareholders	$6,589	13,770	$0.48

Income before cumulative effect of change in accounting principle	$7,417
Less Series B Preferred dividends	112
Less gain on embedded derivative	8,748
Loss for purposes of calculating dilutive before change in accounting principle	(1,443)	16,187	$(0.09)
Cumulative effect of change in accounting principle, net of tax	—	16,187	—
Loss for purposes of calculating dilutive after change in accounting principle	$(1,443)	16,187	$(0.09)

	Nine Months Ended September 30, 2004
	Income	Shares	Per- Share
	(Numerator)	(Denominator)
Loss before cumulative effect of change in accounting principle	$(4,869)
Less redemption of Series C preferred stock and stock dividends and accretion of preferred stock	11,728
Basic and diluted loss attributable to common shareholders before change in accounting principle	(16,597)	14,038	$(1.18)
Cumulative effect of change in accounting principle, net of tax	—	14,038	—
Basic and diluted loss attributable to common shareholders	$(16,597)	14,038	$(1.18)

	Nine Months Ended September 30, 2003
	Income	Shares	Per- Share
	(Numerator)	(Denominator)
Loss before cumulative effect of change in accounting principle	$(6,518)
Less preferred stock dividends and accretion	2,446
Basic loss attributable to common shareholders before change in accounting principle	(8,964)	13,443	$(0.67)
Cumulative effect of change in accounting principle, net of tax	66	13,443	—
Basic loss attributable to common shareholders	$(9,030)	13,443	$(0.67)

Loss before cumulative effect of change in accounting principle	$(6,518)
Less Series B Preferred dividends	336
Less gain on embedded derivative	9,194
Loss for purposes of calculating dilutive before change in accounting principle	(16,048)	15,860	$(1.02)
Cumulative effect of change in accounting principle, net of tax	66	15,860	—
Loss for purposes of calculating dilutive after change in accounting principle	$(16,114)	15,860	$(1.02)

Because the effects would be anti-dilutive for the periods presented, the above computations of diluted income (loss) per share excludes the following: (i) for the three- and nine month periods ended September 30, 2004 the effects of 0.8 and 1.7 million options outstanding, respectively, (ii) for both the three- and nine- month periods ended September 30, 2004 the effects of the conversion of the Series B Preferred Stock into 0.3 million shares of common stock, and (iii) for the nine-month period ended September 30, 2004 the effect of 2.8 million warrants outstanding.

Because the effects would be anti-dilutive for the periods presented, the above computations of diluted income (loss) per share excludes the following: (i) for the three- and nine month periods ended September 30, 2003 the effects of 1.8 million options outstanding, (ii) for the nine- month periods ended September 30, 2004 the effects of the conversion of the Series B Preferred Stock into 0.3 million shares of common stock, and (iii) for the nine-month period ended September 30, 2003 the effect of 2.4 million warrants outstanding.

(13) Restructuring

For the year ended December 31, 2002, the Company recorded a restructuring charge of $0.8 million related to the acquisition of the assets of the CSD. The restructuring charge consisted of $0.3 million for severance for individuals that were employees of the Company prior to the acquisition, and $0.5 million of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from December 31, 2003 through September 30, 2004 (in thousands):

	Locations
	Number of Locations	Costs	Total
Balance at December 31, 2003	2	$234	$234
Utilized during the nine months ended September 30, 2004	(1)	(39)	(39)
Balance at September 30, 2004	1	$195	$195

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

The following table presents information used by management by reported segment. Revenues from Technical and Site Services consist principally of external revenue from customers. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. Corporate Items consist of revenues for miscellaneous services that are not part of a reportable segment. The Company does not consider interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, restructuring or other acquisition costs when reviewing results of operating segments. Certain reclassifications have been made in the prior period to conform to the presentation for the three and nine-month periods ended September 30, 2004 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Technical Services	$111,890	$106,289	$327,863	$318,838
Site Services	50,543	44,629	138,626	145,631
Corporate Items	217	167	549	956
Total	162,650	151,085	467,038	465,425

Cost of Revenues:
Technical Services	74,882	71,691	221,350	222,597
Site Services	40,953	34,343	113,016	113,355
Corporate Items	1,000	2,653	5,771	11,146
Total	116,835	108,687	340,137	347,098

Selling, General & Administrative Expenses:
Technical Services	11,919	12,312	34,986	37,438
Site Services	4,364	4,179	12,953	12,989
Corporate Items	9,884	9,291	28,084	32,721
Total	26,167	25,782	76,023	83,208

EBITDA:
Technical Services	25,089	22,286	71,527	58,743
Site Services	5,226	6,107	12,657	19,287
Corporate Items	(10,667)	(11,777)	(33,306)	(42,911)
Total	19,648	16,616	50,878	35,119

Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,546	2,745	7,753	8,261
Depreciation and amortization	5,803	6,788	17,464	19,875
Non-recurring severance	—	627	16	1,001
Other non-recurring refinancing-related expenses	60	—	1,186	—
Restructuring	—	—	—	(124)
Income from operations	11,239	6,456	24,459	6,106
Gain (loss) on sale of fixed assets	(85)	7	401	(285)
Change in value of embedded derivative	—	8,748	(1,590)	9,194
Loss on refinancing	—	—	(7,099)	—
Interest (expense), net	(5,576)	(6,048)	(16,377)	(17,537)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$5,578	$9,163	$(206)	$(2,522)

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

Following is the condensed consolidating balance sheet at September 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:

Cash and cash equivalents	$10,025	$8,252	$—	$6,479	$—	$24,756
Restricted cash	381	—	—	—	—	381
Accounts receivable, net	6	99,707	—	18,104	—	117,817
Unbilled accounts receivable	—	5,838	—	3,671	—	9,509
Intercompany receivables	17,704	—	7	4,958	(22,669)	—
Deferred costs	—	4,670	—	836	—	5,506
Prepaid expenses	3,419	6,669	—	643	—	10,731
Supplies inventories	—	8,890	—	559	—	9,449
Properties held for sale	—	12,334	—	—	—	12,334
Property, plant and equipment, net	—	155,757	—	19,221	—	174,978
Deferred financing costs	9,300	—	—	16	—	9,316
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	55,973	—	20,726	—	76,699
Investments in subsidiaries	119,268	38,476	—	91,654	(249,398)	—
Deferred tax asset	—	—	—	6,920	—	6,920
Intercompany note receivable	—	89,418	—	3,701	(93,119)	—
Other assets	—	6,098	—	2,067	—	8,165
Total assets	$160,103	$511,114	$7	$179,555	$(365,186)	$485,593
Liabilities and Stockholders’ Equity:

Uncashed checks	$—	$4,444	$—	$1,453	$—	$5,897
Accounts payable	—	50,032	—	11,653	—	61,685
Accrued disposal costs	—	1,746	—	1,186	—	2,932
Deferred revenue	—	19,460	—	4,308	—	23,768
Other accrued expenses	4,732	29,511	—	2,549	—	36,792
Income taxes payable	252	575	—	5,479	—	6,306
Intercompany payable	—	22,669	—	—	(22,669)	—
Environmental liabilities	—	167,795	—	14,402	—	182,197
Long-term obligations	148,083	—	—	—	—	148,083
Capital lease obligations	—	4,494	—	708	—	5,202
Other long-term liabilities	—	—	—	8,747	—	8,747
Intercompany note payable	3,701	—	—	89,418	(93,119)	—
Accrued pension cost	—	—	—	649	—	649

Total liabilities	156,768	300,726	—	140,552	(115,788)	482,258

Stockholders’ equity:

Series B convertible preferred stock	1	—	—	—	—	1
Common stock	142	—	—	2,236	(2,236)	142
Additional paid-in capital	62,027	209,588	—	4,049	(213,637)	62,027
Accumulated other comprehensive income	6,955	1,739	—	6,955	(8,694)	6,955
Retained earnings (deficit)	(65,790)	(939)	7	25,763	(24,831)	(65,790)
Total stockholders’ equity	3,335	210,388	7	39,003	(249,398)	3,335
Total liabilities and stockholders’ equity	$160,103	$511,114	$7	$179,555	$(365,186)	$485,593

Following is the condensed consolidating balance sheet at December 31, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$—	$5,313	$14	$1,004	$—	$6,331
Accounts receivable, net	—	97,255	—	17,174	—	114,429
Unbilled accounts receivable	—	7,030	—	2,446	—	9,476
Intercompany receivables	2,056	—	305	213	(2,574)	—
Deferred costs	—	4,587	—	808	—	5,395
Prepaid expenses	1,597	6,699	—	286	—	8,582
Supplies inventories	—	8,522	—	496	—	9,018
Properties held for sale	—	12,690	—	—	—	12,690
Property, plant and equipment, net	—	150,755	—	15,787	—	166,542
Restricted cash and cash equivalents	88,817	—	—	—	—	88,817
Deferred financing costs	6,277	—	—	20	—	6,297
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	58,840	—	20,971	—	79,811
Investments in subsidiaries	118,384	—	—	—	(118,384)	—
Intercompany note receivable	—	—	—	24,209	(24,209)	—
Deferred tax asset	—	—	—	6,772	—	6,772
Other assets	—	5,045	—	1,922	—	6,967

Total assets	$217,131	$375,768	$319	$92,108	$(145,167)	$540,159
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity:
Uncashed checks	$—	$5,139	$—	$844	$—	$5,983
Revolving credit facility	33,493	—	—	1,798	—	35,291
Accounts payable	—	50,813	—	9,798	—	60,611
Accrued disposal costs	—	1,492	—	529	—	2,021
Deferred revenue	—	18,644	—	4,155	—	22,799
Other accrued expenses	1,710	27,633	17	2,880	—	32,240
Income taxes payable	203	221	—	2,199	—	2,623
Intercompany payables	—	2,574	—	—	(2,574)	—
Environmental liabilities	—	169,191	—	13,940	—	183,131
Long-term obligations	147,209	—	—	—	—	147,209
Capital lease obligations	—	4,167	—	452	—	4,619
Other long-term liabilities	9,572	—	—	8,483	—	18,055
Intercompany note payable	—	24,209	—	—	(24,209)	—
Accrued pension cost	—	—	—	633	—	633
Total liabilities	192,187	304,083	17	45,711	(26,783)	515,215
Redeemable Series C Convertible Preferred Stock	15,631	—	—	—	—	15,631

Stockholders’ equity:
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	139	—	300	—	(300)	139
Additional paid-in capital	63,642	90,413	—	24,987	(115,400)	63,642
Accumulated other comprehensive income	6,452	—	—	6,452	(6,452)	6,452
Retained earnings (deficit)	(60,921)	(18,728)	2	14,958	3,768	(60,921)
Total stockholders’ equity	9,313	71,685	302	46,397	(118,384)	9,313
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$217,131	$375,768	$319	$92,108	$(145,167)	$540,159

Following is the consolidating statement of operations for the three months ended September 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$133,040	$—	$34,119	$(4,509)	$162,650
Cost of revenues	—	99,062	—	22,282	(4,509)	116,835
Selling, general and administrative expenses	—	20,746	—	5,481	—	26,227
Accretion of environmental liabilities	—	2,378	—	168	—	2,546
Depreciation and amortization	—	5,042	—	761	—	5,803
Income from operations	—	5,812	—	5,427	—	11,239
Other (expense)	—	(85)	—	—	—	(85)
Equity in earnings of subsidiaries	10,713	4,370	—	—	(15,083)	—
Intercompany dividend income	—	—	—	2,610	(2,610)	—
Interest income (expense), net	(6,018)	3,054	—	(2,612)	—	(5,576)
Income before provision for income taxes	4,695	13,151	—	5,425	(17,693)	5,578
Provision for income taxes	254	73	—	810	—	1,137
Net income	$4,441	$13,078	$—	$4,615	$(17,693)	$4,441

Following is the consolidating statement of operations for the three months ended September 30, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$125,641	$12	$29,228	$(3,796)	$151,085
Cost of revenues	—	94,351	2	18,120	(3,786)	108,687
Selling, general and administrative expenses	7	21,068	11	5,333	(10)	26,409
Accretion of environmental liabilities	—	2,577	—	168	—	2,745
Depreciation and amortization	—	5,838	—	950	—	6,788
Income (loss) from operations	(7)	1,807	(1)	4,657	—	6,456
Other income	—	8,755	—	—	—	8,755
Equity in earnings of subsidiaries	13,196	—	—	—	(13,196)	—
Interest (expense), net	(5,770)	(159)	—	(119)	—	(6,048)
Income (loss) before provision for income taxes	7,419	10,403	(1)	4,538	(13,196)	9,163
Provision for income taxes	2	87	—	1,657	—	1,746
Net income (loss)	$7,417	$10,316	$(1)	$2,881	$(13,196)	$7,417

Following is the consolidating statement of operations for the nine months ended September 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$384,582	$61	$94,340	$(11,945)	$467,038
Cost of revenues	—	290,503	12	61,517	(11,895)	340,137
Selling, general and administrative expenses	—	62,289	43	14,943	(50)	77,225
Accretion of environmental liabilities	—	7,248	—	505	—	7,753
Depreciation and amortization	—	15,382	—	2,082	—	17,464
Income from operations	—	9,160	6	15,293	—	24,459
Other income (expense)	(1,590)	401	—	—	—	(1,189)
Equity in earnings of subsidiaries	21,619	4,370	—	—	(25,989)	—
Loss on refinancing	(7,099)	—	—	—	—	(7,099)
Intercompany dividend income	—	—	—	2,610	(2,610)	—
Interest income (expense), net	(17,664)	4,078	—	(2,791)	—	(16,377)
Income (loss) before provision for income taxes	(4,734)	18,009	6	15,112	(28,599)	(206)
Provision for income taxes	135	220	1	4,307	—	4,663
Net income (loss)	$(4,869)	$17,789	$5	$10,805	$(28,599)	$(4,869)

Following is the consolidating statement of operations for the nine months ended September 30, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$390,867	$37	$85,136	$(10,615)	$465,425
Cost of revenues	—	302,926	6	54,750	(10,584)	347,098
Selling, general and administrative expenses	14	67,440	37	16,749	(31)	84,209
Accretion of environmental liabilities	—	7,883	—	378	—	8,261
Depreciation and amortization	—	16,894	—	2,981	—	19,875
Restructuring	—	(124)	—	—	—	(124)
Income (loss) from operations	(14)	(4,152)	(6)	10,278	—	6,106
Other income	446	8,463	—	—	—	8,909
Equity in earnings of subsidiaries	9,980	—	—	—	(9,980)	—
Interest (expense), net	(16,992)	(390)	—	(155)	—	(17,537)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(6,580)	3,921	(6)	10,123	(9,980)	(2,522)
Provision for (benefit from) income taxes	4	272	(2)	3,722	—	3,996
Net income (loss) before cumulative effect of change in accounting principle, net of tax	(6,584)	3,649	(4)	6,401	(9,980)	(6,518)
Cumulative effect of change in accounting principle, net of tax	—	169	—	(103)	—	66
Net income (loss)	$(6,584)	$3,480	$(4)	$6,504	$(9,980)	$(6,584)

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(26,931)	$15,476	$(14)	$10,436	$25,989	$24,956
Cash flows from investing activities:
Additions to property, plant and equipment	—	(15,858)	—	(3,878)	—	(19,736)
Proceeds from sale of restricted investments	92,826	—	—	—		92,826
Cost of restricted investments purchased	(4,390)	—	—	—	—	(4,390)
Investment in subsidiaries	21,619	4,370	—	—	(25,989)	—
Proceeds from sale of fixed assets	—	608	—	—	—	608
Net cash provided by (used in) investing activities	110,055	(10,880)	—	(3,878)	(25,989)	69,308
Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	—	—	—	—	(107,209)
Repayments of Subordinated Loans	(40,000)	—	—	—	—	(40,000)
Net repayments under revolving credit facility	(33,492)	—		(1,676)		(35,168)
Change in uncashed checks	—	(695)		577		(118)
Deferred financing costs incurred	(10,284)	—	—	—	—	(10,284)
Proceeds from exercise of stock options	333	—	—	—	—	333
Dividend payments on Series C Preferred stock	(1,963)	—	—	—	—	(1,963)
Dividend payments on preferred stock	(112)	—	—	—	—	(112)
Proceeds from employee stock purchase plan	366	—	—	—	—	366
Payments on capital leases	—	(962)		(134)		(1,096)
Issuance of Senior Secured Notes	148,045	—	—	—	—	148,045
Redemption of Series C Convertible Preferred Stock	(25,000)	—	—	—	—	(25,000)
Cash paid in lieu of warrants	(363)	—	—	—	—	(363)
Debt extinguishment payments	(3,420)	—	—	—	—	(3,420)
Net cash used in financing activities	(73,099)	(1,657)	—	(1,233)	—	(75,989)
Increase (decrease) in cash and cash equivalents	10,025	2,939	(14)	5,325	—	18,275
Effect of exchange rate change on cash	—	—	—	150	—	150
Cash and cash equivalents, beginning of period	—	5,313	14	1,004	—	6,331
Cash and cash equivalents, end of period	$10,025	$8,252	$—	$6,479	$—	$24,756

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$6,627	$22,893	$(5)	$(9,570)	$9,980	$29,925
Cash flows from investing activities:
CSD acquisition refunds	7,973	—	—	—	—	7,973
Additions to property, plant and equipment	—	(24,104)	—	(1,654)	—	(25,758)
Proceeds from sale of restricted investments	5,798					5,798
Cost of restricted investments purchased	(34,153)	—	—	—	—	(34,153)
Investment in subsidiaries	9,980	—	—	—	(9,980)	—
Proceeds from sale of fixed assets	—	1,610	—	—	—	1,610
Net cash used in investing activities	(10,402)	(22,494)	—	(1,654)	(9,980)	(44,530)
Cash flows from financing activities:
Repayments on Senior Loans	(7,498)	—	—	—	—	(7,498)
Net borrowings under revolving credit facility	12,950	—	—	4,806		17,756
Change in uncashed checks	—	(2,127)	—	300	—	(1,827)
Deferred financing costs incurred	(1,548)	—	—	—	—	(1,548)
Proceeds from exercise of stock options	444	—	—	—	—	444
Dividend payments on preferred stock	(974)	—	—	—	—	(974)
Proceeds from employee stock purchase plan	401	—	—	—	—	401
Payments on capital leases	—	(481)	—	(8)	—	(489)
Net cash provided by (used in) financing activities	3,775	(2,608)	—	5,098	—	6,265
Decrease in cash and cash equivalents	—	(2,209)	(5)	(6,126)	—	(8,340)
Effect of exchange rate change on cash	—	—	—	710	—	710
Cash and cash equivalents, beginning of period	—	7,231	22	6,429	—	13,682
Cash and cash equivalents, end of period	$—	$5,022	$17	$1,013	$—	$6,052

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

•              The effects of general economic conditions in the United States, Canada and other territories and countries where the Company does business;

•              The effect of economic forces and competition in specific marketplaces where the Company competes;

•              The possible impact of new regulations or laws pertaining to all activities of the Company's operations;

•              The outcome of litigation or threatened litigation or regulatory actions;

•              The effect of commodity pricing on overall revenues and profitability;

•              Possible fluctuations in quarterly or annual results or adverse impacts on the Company's results caused by the adoption of new accounting standards or interpretations or regulatory rules and regulations;

•              The effect of weather conditions or other aspects of the forces of nature on field or facility operations;

•              The effects of industry trends in the environmental services and waste handling marketplace;

•              The Company's ability to successfully complete the integration of the CSD acquisition, which became effective in September 2002 and to manage the significant environmental liabilities which it assumed in connection with that acquisition; and

•              The availability and costs of liability insurance and financial assurance required by governmental entities relating to the Company's facilities.

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

As further discussed in Item 4, “Controls and Procedures,” Safety-Kleen had publicly disclosed prior to the Company's acquisition of the CSD assets in 2002 that the CSD had material deficiencies in many of its financial systems, processes and related internal controls.  Due to the deficiencies in these systems and the Company’s belief that it will be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the U.S. operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date.  Due to the acquisition of the CSD, the Company continues to experience deficiencies in certain of its internal controls.  The Company has made significant progress in resolving the internal control weaknesses caused by the integration of the CSD into its systems, and the Company has on-going efforts to strengthen its internal controls.

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

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total
Balance at December 31, 2003	52	$676	9	$2,931	$3,607
Net change in estimate	(8)	—	—	(377)	(377)
Utilized in the quarter ended March 31, 2004	(3)	(184)	—	(499)	(683)
Utilized in the quarter ended June 30, 2004	(15)	(154)	—	(111)	(265)
Utilized in the quarter ended September 30, 2004	(5)	(79)	—	(129)	(208)
Interest accretion	—	—	—	185	185
Balance at September 30, 2004	21	$259	9	$2,000	$2,259

Environmental Liabilities

The changes to environmental liabilities for the nine months ended September 30, 2004 are as follows (in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged (Benefit) to Income Statement	Other Changes in Estimates	Currency Translations, Reclassifications and Other	Payments	September 30, 2004
Landfill retirement liability	$17,703	$760	$1,831	$(607)	$(326)	$15	$(35)	$19,341
Non-landfill retirement liability	7,992	—	683	(444)	—	2	(880)	7,353
Remediation for landfill sites	5,525	—	172	(231)	—	38	(421)	5,083
Remediation, closure and post-closure for closed sites	97,535	—	3,266	(505)	—	176	(5,426)	95,046
Remediation (including Superfund) for non-landfill open sites	54,376	—	1,801	391	—	154	(1,348)	55,374

Total	$183,131	$760	$7,753	$(1,396)	$(326)	$385	$(8,110)	$182,197

The following table presents the remaining highly probable airspace from December 31, 2003 through September 30, 2004 (in thousands):

Highly Probable Airspace
(Cubic Yards)
Remaining capacity at December 31, 2003	29,031
Consumed during nine months ended September 30, 2004	(615)
Addition to highly probable airspace	45

Remaining capacity at September 30, 2004	28,461

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

	Percentage of Total Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs to third parties	3.8	4.6	3.8	4.8
Other cost of revenues	68.0	67.3	69.0	69.8
Total cost of revenues	71.8	71.9	72.8	74.6
Selling, general and administrative expenses	16.1	17.5	16.6	18.1
Accretion of environmental liabilities	1.6	1.8	1.7	1.8
Depreciation and amortization	3.6	4.5	3.7	4.2
Restructuring	0.0	0.0	0.0	0.0

Income from operations	6.9	4.3	5.2	1.3
Other income (expense)	(0.1)	5.8	(0.3)	1.9
Loss on refinancing	0.0	0.0	(1.5)	0.0
Interest (expense), net	(3.4)	(4.0)	(3.4)	(3.7)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	3.4	6.1	0.0	(0.5)
Provision for income taxes	0.7	1.2	1.0	0.9

Net income (loss) before cumulative effect of change in accounting principle	2.7	4.9	(1.0)	(1.4)
Cumulative effect of change in accounting principle, net of tax	0.0	0.0	0.0	0.0
Net income (loss)	2.7%	4.9%	(1.0)%	(1.4)%

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

Because of certain non-recurring adjustments to net income (loss) which occurred during the six months ended March 31, 2004, the Credit Agreement defines EBITDA for the fiscal quarters ended December 31, 2003 and March 31, 2004, as being in the agreed amounts of $16.0 million and $12.1 million, respectively.  EBITDA under the Credit Agreement for the six-month period ended September 30, 2004 is calculated as follows (in thousands):

Six Months Ended September 30, 2004

Net loss	$(7,686)
Gain on sale of fixed assets	(157)
Change in value of embedded derivative	6,877
Loss on refinancing	7,099
Accretion of environmental liabilities	5,165
Interest expense, net	11,019
Provision for income taxes	3,451
Depreciation and amortization	12,059
Other non-recurring refinancing-related expenses	1,186

EBITDA	$39,013

The following reconciles EBITDA to cash provided by operations for the six-month period ended September 30, 2004 (in thousands):

Six Months Ended September 30, 2004

EBITDA	$39,013
Adjustments to reconcile EBITDA from net cash provided by operations:
Interest expense, net	(11,019)
Provision for income taxes	(3,451)
Allowance for doubtful accounts	453
Amortization of deferred financing costs	1,168
Foreign currency gain on intercompany transactions	(297)
Other non-recurring refinancing related expenses	(1,186)
Changes in assets and liabilities:
Accounts receivable	(7,913)
Unbilled accounts receivable	(3,261)
Prepaid expenses	658
Other assets	(1,407)
Accounts payable	5,488
Environmental liabilities	(6,084)
Other accrued expenses	4,581
Income tax payable	1,717
Other, net	407
Net cash provided by operating activities	$18,867

Segment data

Performance of the Company’s segments is evaluated on several factors of which the primary financial measure is EBITDA.  The following table sets forth certain operating data associated with the Company’s results of operations and summarizes EBITDA contribution by operating segment for the three- and nine-month periods ended September 30, 2004 and 2003.  The Company considers EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses.  Revenue attributable to each segment is generally external or direct revenue from third party customers.  Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution.  This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 20, “Segment Reporting” of the Annual Report on Form 10-K for the year ended December 31, 2003 and Item 1, “Financial Statements” and in particular Note 14, “Segment Reporting” in this report.

	Summary of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Technical Services	$111,890	$106,289	$327,863	$318,838
Site Services	50,543	44,629	138,626	145,631
Corporate Items	217	167	549	956
Total	162,650	151,085	467,038	465,425

Cost of Revenues:
Technical Services	74,882	71,691	221,350	222,597
Site Services	40,953	34,343	113,016	113,355
Corporate Items	1,000	2,653	5,771	11,146
Total	116,835	108,687	340,137	347,098

Selling, General & Administrative Expenses:
Technical Services	11,919	12,312	34,986	37,498
Site Services	4,364	4,179	12,953	12,989
Corporate Items	9,884	9,291	28,084	32,721
Total	26,167	25,782	76,023	83,208

EBITDA:
Technical Services	25,089	22,286	71,527	58,743
Site Services	5,226	6,107	12,657	19,287
Corporate Items	(10,667)	(11,777)	(33,306)	(42,911)
Total	$19,648	$16,616	$50,878	$35,119

Three months ended September 30, 2004 versus the three months ended September 30, 2003

Revenues

Total revenues for the three months ended September 30, 2004 increased $11.6 million to $162.7 million from $151.1 million for the comparative period in 2003.  Technical Services revenues for the three months ended September 30, 2004 increased $5.6 million to $111.9 million from $106.3 million for the comparative period in 2003.  Site Services revenues for the three months ended September 30, 2004 increased $5.9 million to $50.5 million from $44.6 million for the comparative period in 2003.  Increases in Technical Services revenues resulted from a stronger economy and improved disposal volumes in the Company’s landfill and incineration assets.  Site Services revenue improvements resulted largely from several large industrial services projects as well as continued improvements in start up markets in the West and in Canada.  Improvements were partially offset by weakness in the Mid-Atlantic area.  There were no major events in the third quarter of 2004 or 2003.

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

Cost of Revenues

Total cost of revenues for the three months ended September 30, 2004 increased $8.1 million to $116.8 million compared to $108.7 million for the comparable period in 2003.  Technical Services cost of revenue increased $3.2 million to $74.9 million from $71.7 million for the comparable period in 2003.  Site Services cost of revenue increased $6.6 million to $41.0 million from

$34.4 million for the comparable period in 2003.  The increase in cost of revenues for Technical Services was largely a result of higher volumes, increases in energy costs, and greater usage of outside transportation vendors on certain facility projects.  The increase in cost of revenues for Site Services was attributed to higher volumes and included $1.3 million of expenses to third party transporters relating to several lower margin industrial service projects.  The third quarter of 2003 included final negotiation of holdback provisions related to a major emergency response.  Reduced costs of revenue related to this expense resolution were approximately $0.3 million.  As a percentage of revenues, combined cost of revenues in the third quarter of 2004 decreased 0.1% to 71.8% from 71.9% for comparable period in 2003.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended September 30, 2004 increased $0.4 million to $26.2 million from $25.8 million for the comparable period in 2003.  Technical Services selling, general and administrative expenses for the three months ended September 30, 2004 decreased $0.4 million to $11.9 million from $12.3 million for the comparable period in 2003 due to reduced headcount expenses.  Site Services expenses increased by $0.2 million due to increased headcount costs related to opening of new offices.  Corporate selling, general and administrative expenses increased by $0.6 million for three months ended September 30, 2004 compared to the same period of the prior year. The increase was due to bonuses relating to improved operating performance and higher professional fees associated with Sarbanes-Oxley Section 404.  These increases in expenses were partially offset by savings from reduced headcount.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended September 30, 2004 and 2003 was similar at $2.5 million and $2.7 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense of $5.8 million for the three months ended September 30, 2004 decreased from $6.8 million for the comparable period in 2003 due to changes in estimates in landfill lives and changes in estimates in useful lives of certain assets.

Other Income (Expense)

For the quarter ended September 30, 2004, the Company recorded a loss on the sale of fixed assets to other expense of $0.1 million.

As more fully described in Note 9 to the financial statements in this report, the Company issued Series C Preferred Stock for $25.0 million in September 2002.  The Series C Preferred Stock was recorded on the Company’s financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into the Company’s common stock.  On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability.  Just prior to the settlement, the Company valued the Embedded Derivative using the Black-Scholes option pricing model.  The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price.  The strike price of the Embedded Derivative was $8.00.  The settlement of the Embedded Derivative liability on June 30, 2004 will result in no additional other income (expense) being recorded in future periods related to the Embedded Derivative.  For the quarter ended September 30, 2003, the Company recorded other income related to the Embedded Derivative of $8.7 million.

Interest (Expense), Net

Interest expense, net of interest income, for the three months ended September 30, 2004 decreased $0.5 million to $5.5 million from $6.0 million for the comparable period in 2003. The decrease in interest expense was due primarily to $0.6 million of capitalized interest relating to a capital project to comply with air emission standards at the Company’s Deer Park incineration facility, which was partially offset by reduced interest income associated with the Company’s restricted cash balances for the three months ended September 30, 2004 as compared to the same period in 2003.

Income Taxes

Income tax expense for the three months ended September 30, 2004 decreased $0 .6 million to $ 1.1 million from $1.7 million for the comparable period in 2003. Income tax expense for the three months ended September 30, 2004 consists primarily of Canadian taxes of $1.0 million including withholding taxes of $0.2 million and Federal and state income tax expense of $0.1 million.  Income tax expense for the three month period ended September 30, 2003 consists primarily of Canadian taxes of $1.6 million and Federal and state income tax expense of $0.1 million.

EBITDA Contribution

The EBITDA contribution for the three months ended September 30, 2004 increased $3.0 million to $19.6 million from $16.6 million for the comparable period in 2003.  The increase from Technical Services was $2.8 million.  For Site Services, EBITDA contribution decreased by $0.9 million.  Corporate Items resulted in an increase of $1.1 million.  The combined EBITDA contribution was comprised of revenues of $162.7 million and $151.1 million, net of cost of revenues of $116.8 million and $108.7 million and selling, general and administrative expenses of $26.2 million and $25.8 million for the three months ended September 30, 2004 and 2003, respectively.

Nine months ended September 30, 2004 versus the nine months ended September 30, 2003

Revenues

Total revenues for the nine months ended September 30, 2004 increased $1.6 million to $467.0 million from $465.4 million for the comparative period in 2003.  Technical Services revenues for the nine months ended September 30, 2004 increased $9.0 million to $327.9 million from $318.9 million for the comparative period in 2003.  The increases in Technical Services revenue resulted from an improving economy, volume increases realized in the Company’s landfill and incineration assets. Site Services revenues for the nine months ended September 30, 2004 decreased $7.0 million to $138.6 million from $145.6 million for the comparative period in 2003.  Site Services performed one large emergency response job during the nine months ended September 30, 2003, which accounted for 12.2% of its revenues for that period.  There was no comparable job in the nine months ended September 30, 2004.  Excluding this one large job, revenue increased $10.8 million, or 8.5%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of growth initiatives in Gulf and Western United States, increased volumes of large industrial services projects, improvements in our oil and PCB recycling divisions and an improving economy.  These improvements are partially offset by weakness in the Mid-Atlantic markets.  Changes in foreign exchange rates positively impacted consolidated sales by approximately $4.1 million.

Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2004 decreased $7.0 million to $340.1 million compared to $347.1 million for the comparable period in 2003.  Technical Services cost of revenue decreased $1.2 million to $221.3 million from $222.6 million for the comparable period in 2003.  Site Services cost of revenue decreased $0.3 million to $113.0 million from $113.3 million for the comparable period in 2003.  Corporate cost of revenues decreased $5.4 million to $5.8 million from $11.2 million for the comparable period in 2003.  The decrease in cost of revenues for Technical Services was due to lower labor costs in our processing facilities, partially offset by higher fuel costs.  The decrease in cost of revenues for Site Services was attributable to the lack of costs related to a major emergency response in comparison to the same period in 2003.  The decrease in cost of revenues for Corporate departments was due to reduced costs at our discontinued waste handling facilities.  Corporate cost of revenues for 2003 included a one-time charge of $1.7 million related to health care.  As a percentage of revenues, combined cost of revenues in 2004 decreased 1.8% to 72.8% from 74.6% for the comparable period in 2003.  This improvement resulted primarily because of improvements in outside disposal costs due to the Company’s internalization of waste initiatives, and lower headcount expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2004 decreased $7.2 million to $76.0 million from $83.2 million for the comparable period in 2003.  Technical Services selling, general and administrative expenses for the nine months ended September 30, 2004 decreased $2.5 million to $35.0 million from $37.5 million for the comparable period in 2003 primarily due to reduced headcount. Site Services selling, general and administrative expenses were flat at $13.0 million for the nine months ended September 30, 2004 compared to the same period of the prior year.  Partially offsetting the decreases in headcount for Site Services were increased costs related to the opening of additional locations.  Corporate Items selling, general and administrative expenses for the nine months ended September 30, 2004 decreased $4.6 million to $28.1 million from $32.7 million for the comparable period in 2003.  The decrease was due to reduced currency exchange expense, decreases in headcount, decreased professional fees, and improved controls over expenses.  These expense reductions were offset by higher bonus accruals and expenses associated with the refinancing of the Company’s capital structure in June 2004 as well as expenses related to Sarbanes-Oxley Section 404 compliance.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the nine-month periods ended September 30, 2004 and 2003 was similar at $7.8 million and $8.3 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense of $17.5 million for the nine months ended September 30, 2004 decreased from $19.9 million for the comparable period in 2003 due to changes in estimates in landfill lives and changes in estimates in useful lives of certain assets.

Other Income (Expense)

As more fully described in Note 9 to the financial statements in this report, the Company issued Series C Preferred Stock for $25.0 million in September 2002.  The Series C Preferred Stock was recorded on the Company’s financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into the Company’s common stock.  On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, the Company valued the Embedded Derivative using the Black-Scholes option pricing model.  The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price.  The strike price of the Embedded Derivative was $8.00.  The settlement of the Embedded Derivative liability on June 30, 2004 will result in no additional other income (expense) being recorded in future periods related to the Embedded Derivative.  For the nine month period ended September 30, 2004, the Company recorded other expense related to the Embedded Derivative of $1.6 million primarily because of the market price increase of the Company’s common stock that occurred during that period.  For the nine month period ended September 30, 2003, the Company recorded a gain on the Embedded Derivative of $9.2 million.  Partially offsetting the expense on the Embedded Derivative during the nine months ended September 30, 2004 and 2003 was respectively a net gain and net loss on the disposal of fixed assets of $0.4 million and $(0.3) million.

Loss on Refinancing

As further discussed in Notes 4, 6, and 9 to the financial statements included in this report, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), Series C Convertible Preferred Stock, $0.01 par value (the “Series C Preferred Stock”) and the related embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock.  On June 30, 2004, the Company repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability.  The Company recorded refinancing expenses, net of $7.1 million during the three-month period ended June 30, 2004.  Such expenses consisted of write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million and other expenses of $0.3 million.  These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

Interest (Expense), Net

Interest expense, net of interest income, for the nine months ended September 30, 2004 decreased $1.2 million to $16.3 million from $17.5 million for the comparable period in 2003. The decrease in interest expense was due to $1.9 million of capitalized interest relating to a capital project to comply with air emission standards at the Company’s Deer Park incineration facility which was partially offset by reduced interest income on the company’s restricted cash balances and a slight increase in interest expense on capital leases, for the nine months ended September 30, 2004 as compared to the same period in 2003.

Income Taxes

Income tax expense for the nine months ended September 30, 2004 increased $0.7 million to $4.7 million from $4.0 million for the comparable period in 2003. Income tax expense for the nine months ended September 30, 2004 consists primarily of Canadian taxes of $4.5 million including withholding taxes of $0.2 million and Federal and state income tax expense of $0.2.  Income tax expense for the nine month period ended September 30, 2003 consists primarily of Canadian taxes of $3.8 million and Federal and state income tax expense of $0.2 million.

EBITDA Contribution

The EBITDA contribution for the nine months ended September 30, 2004 increased $15.8 million to $50.9 million from $35.1 million for the comparable period in 2003.  The increase from Technical Services was $12.8 million.  For Site Services, EBITDA decreased $6.6 million with an increase in Corporate Items of $9.6.  The combined EBITDA contribution was comprised of revenues of $467.0 million and $465.4 million, net of cost of revenues of $340.1 million and $347.1 million and selling, general and administrative expenses of $76.0 million and $83.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company’s believes that its primary source of liquidity is from cash flows from operations, existing cash, funds available to borrow under the Revolving Facility and anticipated proceeds from assets held for sale.  As of September 30, 2004, cash and cash equivalents was approximately $24.8 million, funds available to borrow under the Revolving Facility were $28.8 million and properties held for sale was $12.3 million.  As further discussed below under “Financing Arrangements”, on June 30, 2004, the Company refinanced its outstanding debt and redeemed its then outstanding Series C Preferred Stock.  The refinancing resulted in the Company having both more cash on hand and funds available to borrow under its Revolving Facility.

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

Cash Flows for the nine months ended September 30, 2004

For the nine months ended September 30, 2004, the Company generated approximately $25.0 million of cash from operating activities.  Non-cash expenses recorded for the nine months ended September 30, 2004 totaled $35.7 million.  These non-cash expenses consisted primarily of $17.5 million for depreciation and amortization, $7.8 million for the accretion of environmental liabilities, refinancing expenses of $7.1 million, $1.9 million for amortization of deferred financing costs and a loss on the embedded derivative of $1.6 million. Other sources of cash totaled $10.4 million which primarily consisted of an increase in other accrued expenses of $4.7 million, an increase in the income taxes payable of $3.5 million, an increase in deferred revenue of $0.9 million due to higher levels of waste inventory on hand at September 30, 2004 as compared to December 31, 2003, and an increase in accrued disposal costs of $0.9 million due to higher levels internally generated waste to be disposed of at September 30, 2004 as compared to December 31, 2003. These sources of cash were partially offset by other uses of cash that totaled $16.3 million consisting primarily of a decrease in environmental liabilities of $9.1 million relating primarily to expenditures for environmental liabilities, an increase in accounts receivable of $3.4 due to a higher level of revenues in the quarter ended September 2004 compared with the quarter ended December 2003, an increase in prepaid expenses of $2.1 million and an increase of $1.2 million in other assets.

For the nine months ended September 30, 2004, the Company generated $69.3 million of cash from investing activities.  This consisted of proceeds from the sale of restricted investments of $92.8 million that resulted primarily from the Company no longer being required to post cash collateral for financial assurance for closure and post closure care of its facilities and proceeds from the sale of fixed assets of $0.6 million. Partially offsetting these sources of cash were uses of cash to acquire property, plant and equipment and permits of $19.7 million and to post cash collateral of $4.4 million.

For the nine months ended September 30, 2004, the Company used $76.0 million of cash in its financing activities.  Cash from financing activities consisted primarily of the issuance of Senior Secured Notes (net of unamortized issue discount) of $148.0 million.  This was offset by repayments of Senior Loans and Subordinated Loans of $107.2 million and $40.0 million, respectively, repayment of the former Revolving Credit Facility of $35.2 million, and redemption of the Series C Preferred Stock of $25.0 million.  Additional offsets consisted primarily of deferred financing costs incurred of $10.3 million, debt extinguishment payments of $3.4 million, dividend payments of $2.1 million, and payments on capital leases of $1.1 million.

The Company used the cash generated from investing activities of $69.3 million together with the $25.0 million of cash generated from operations and $0.2 million generated from the favorable foreign exchange impact on cash to fund the financing activities of $76.0 million previously discussed, and increase the amount of cash on hand by $18.5 million.

Cash Flows for the nine months ended September 30, 2003

For the nine months ended September 30, 2003, the Company generated approximately $29.9 million of cash from operating activities.  Non-cash expenses recorded for the nine months ended September 30, 2003 totaled $23.7 million.  These adjustments consisted primarily of non-cash expenses of $19.9 million for depreciation and amortization, $8.3 million for the accretion of environmental liabilities, $1.4 million of allowance for doubtful accounts and $1.8 million for amortization of deferred financing costs.  Other sources of cash for the nine months ended September 30, 2003 totaled $28.6 million which primarily consisted of a decrease in accounts receivable of $20.6 million, a decrease in prepaid expenses of $3.5 million, a decrease in deferred costs of $0.8 million, a decrease in unbilled accounts receivable of $3.1 million, and an increase in other accrued expenses of $0.4 million.  Other uses of cash totaled $15.8 million and consisted primarily of a decrease in deferred revenue of $5.5 million, which was due primarily to improvements realized by the integration of the CSD into the Company’s operations, a decrease in environmental liabilities of $6.0 million, a decrease in accounts payable of $2.3 million, a decrease in income taxes payable of $0.5 million and a decrease in other assets of $1.4 million.

For the nine months ended September 30, 2003, the Company used $44.5 million of cash in investing activities.  This consisted of additions to property, plant and equipment and permits of $25.8 million and restricted investments purchased of $34.2 million to support the letters of credit issued relating to financial assurance for closure and post-closure obligations.  These uses were partially offset by a Global Settlement Payment received from Safety-Kleen Corp. for the purchase price of the Chemical Services Division of $8.0 million, proceeds from the sale of restricted investments of $5.8 million and proceeds from the sale of fixed assets of $1.6 million.

For the nine months ended September 30, 2003, the Company raised $6.3 million of cash from financing activities.  Cash from financing activities consisted primarily of net borrowings of $17.8 million on the Revolving Credit Facility, proceeds from the exercise of stock options of $0.4 million and proceeds from the employee stock purchase plan of $0.4 million.  Partially offsetting this were repayments of $7.5 million on Senior Loans and dividend payments of $1.0 million, a decrease in uncashed checks of $1.8 million, deferred financing costs incurred of $1.5 million, and payments on capital leases of $0.5 million..

The Company used the cash generated from financing activities of $6.3 million together with the $29.9 million of cash generated from operations primarily to fund the investing activities of $44.5 million previously discussed, and decrease the amount of cash on hand by $8.3 million.

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

The $6.0 million cost associated with the issuance of the Senior Secured Notes was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Senior Secured Notes.

Revolving Facility.  Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the “Credit Agreement”) among the Company, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders ( the “LC Facility Lenders”) thereunder, and certain other parties.  The Revolving Facility allows the Company to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable.  This total is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company’s Canadian subsidiaries of $5.3 million.  The Revolving Facility also allows the Company to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility.  At September 30, 2004, the Company had $0.0 million of borrowings and $1.2 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $28.8 million available to borrow.  Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%.  The Credit Agreement requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility.  The Revolving Facility matures on June 30, 2009.

The Revolving Facility is secured by a first security interest in accounts receivable and a second security interest in substantially all other assets.  The Revolving Facility prohibits the payment of dividends on the Company’s common stock but allows the payment of dividends on the Company’s Series B Preferred Stock.

Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 3.00 to 1.0, 2.80 to 1.0 and 2.55 to 1.0 for the four-quarter periods ending September 30, 2004, December 31, 2004 and March 31, 2005, respectively.  The maximum Leverage Ratio is then reduced to no more than 2.50 to 1.0 for the four-quarter period ending June 30, 2005, and then, in approximately equal increments, to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter.  The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its consolidated EBITDA achieved for the latest four-quarter period.  For the four-quarter period ended September 30, 2004, the Leverage Ratio was 2.09 to 1.0 which was within covenant.

The Company is also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.25 to 1.0, 2.40 to 1.0 and 2.65 to 1.0 for the four-quarter periods ending September 30, 2004, December 31, 2004 and March 31, 2005, respectively.  The minimum Interest Coverage Ratio is then increased to not less than 2.70 to 1.0 for the four-quarter period ending June 30, 2005, and then, in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2006 through December 31, 2008, and not less than 3.00 to 1.0 for each succeeding four-quarter period.  The Interest Coverage Ratio is defined as the ratio of the Company’s consolidated EBITDA to its consolidated interest expense.  For the four-quarter period ended September 30, 2004, the Interest Coverage Ratio was 2.98 to 1.0 which was within covenant.

The Company is also required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period, commencing with the quarter ending December 31, 2004.  The Company must also achieve at least $15.0 million in consolidated EBITDA for the quarter ended September 30, 2004.  For the quarter ended September 30, 2004, EBITDA was $19.6 million which was within covenant.

The $0.3 million cost associated with the issuance of the Revolving Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Revolving Facility.

Synthetic LC Facility.  The Synthetic LC Facility provides that Credit Suisse First Boston (the “LC Facility Issuing Bank”) will issue up to $90.0 million of letters of credit at the Company’s request.  The LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit.  Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account.  Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its domestic subsidiaries.  The Company has no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility.  The Company is required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.  At September 30, 2004, letters of credit outstanding under the Synthetic LC facility were $89.3 million.  The term of the Synthetic LC Facility will expire on June 30, 2009.

The $3.3 million cost associated with the issuance of the Synthetic LC Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Synthetic LC Facility.

Stockholder Matters

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter; 112,000 shares were outstanding on September 30, 2004.  Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable.  The Company paid in cash the dividends due on January 15, 2003 and April 15, 2003 but, because of restrictions in the Company’s prior debt agreements that were refinanced on June 30, 2004, the Company issued shares of the Company’s common stock in payment of the dividends due from July 15, 2003 through April 15, 2004.  The Company now anticipates that dividends on the Series B Preferred Stock will be paid in cash for the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk on the interest that it pays on its debt due to changes in the general level of interest rates.  The Company’s philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and, to the extent required, to borrow at variable rates for working capital and other short term needs.  The following table provides information regarding the Company’s fixed rate borrowings at September 30, 2004 (in thousands):

Scheduled Maturity Dates	Three Months Remaining 2004	2005	2006	2007	2008	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$—	$150,000	$150,000
Capital Lease Obligations	375	1,490	1,454	1,047	741	95	5,202
	$375	$1,490	$1,454	$1,047	$741	$150,095	$155,202
Weighted average interest rate on fixed rate borrowings	11.4%	11.4%	11.4%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the table above, the Company has a $30.0 million Revolving Facility which bears interest at variable interest rates of either the U.S. or Canadian prime rate or the Eurodollar rate plus 1.50%, depending on the currency of the underlying loan.  This total of $30.0 million is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company’s Canadian subsidiaries of $5.3 million. $0.0 of loans were outstanding under the Revolving Facility at September 30, 2004.

Historically, the Company has not entered into derivative or hedging transactions, nor has the Company entered into transactions to finance debt off of its balance sheet.  The Company views its investment in the Canadian and Mexican subsidiaries as long-term; thus, the Company has not entered into any hedging transactions between the Canadian dollar and the U.S. dollar, or between the Mexican peso and the U.S. dollar.  During the three- and nine-month periods ended September 30, 2004, total foreign currency losses were $623 thousand and $282 thousand, respectively, primarily between U.S and Canadian dollars.  The Canadian subsidiaries transact approximately 28.7% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions.  These cash and receivable accounts are vulnerable to foreign currency translation gains or losses.  During the three- and nine- month periods ended September 30, 2004, the U.S. dollar fell approximately 5.4% and 1.9%, respectively, against the Canadian dollar resulting in foreign currency losses of $622 thousand and $271 thousand, respectively.  During the three- and nine-month periods ended September 30, 2003, the U.S. dollar fell approximately 0.4% and 17.0%, respectively, against the Canadian dollar resulting in foreign currency losses of $0.1 million and $2.3 million, respectively.  The average exchange rate for the three- and nine-month periods ended September 30, 2004 was 1.32 and 1.33 Canadian dollars to the U.S. dollar, respectively.  Had the Canadian dollar been 10.0% stronger against the U.S. dollar, the Company would have reported increased net income of approximately $0.5 million for the three-month period ended Septmber 30, 2004 and decreased net loss of approximately $1.0 million for the nine-month period ended September 30, 2004, respectively.  Had the Canadian dollar been 10.0% weaker against the U.S. dollar, the Company would have reported decreased net income of approximately $0.5 million for the three-month period ended Septmber 30, 2004 and increased net loss of approximately $1.0 million for the nine-month periods ended September 30, 2004, respectively.  The Company is subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

Item 4.  Controls and Procedures

In connection with compliance with its reporting obligations under the Securities Exchange Act of 1934, the Company maintains, evaluates and continuously improves its disclosure controls and procedures and internal controls over financial reporting. “Disclosure controls and procedures” are controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  “Internal controls over financial reporting” are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all so as to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States.  Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) and the regulations and auditing standards subsequently adopted thereunder by the Securities and Exchange Commission (SEC) and the Public Company Accounting Oversight Board (the “PCAOB”) have imposed significantly more stringent standards for the Company’s internal controls over financial reporting than were applicable in the past.

Since the acquisition of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) effective September 7, 2002 (see Note 2 to the financial statements included in this report), the Company has focused upon integrating the operations acquired into the Company’s disclosure controls and procedures and internal controls over financial reporting.  Prior to that acquisition, Safety-Kleen had publicly disclosed that it historically had material weaknesses in many of its financial systems, processes and related internal controls.  Due to the deficiencies in these systems and the Company’s belief that it would be able to utilize its own systems in order to improve the operations of the former CSD, the decision was made to integrate the United States operations of the former CSD into the Company’s business and financial reporting systems effective as of the acquisition date.  As anticipated, the Company experienced certain systems and efficiency issues and the significant increase in transaction volume and the number of new users of the Company’s systems increased the risk of human error or mistake during the integration period.  The Company has made significant progress in integrating the CSD into the Company’s business and financial reporting systems and believes that all major systems for operations are substantially integrated and efficiently operating as of September 30, 2004.

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

In connection with the audit for the year ended December 31, 2003, PricewaterhouseCoopers LLP (“PwC”) advised the Audit Committee of the Company’s Board of Directors, and the Chief Financial Officer and the Corporate Controller advised the Disclosure Committee, that during the course of the audit of the Company’s financial statements for the year ended December 31, 2003, PwC noted a material weakness existed in the reconciliation and calculation of deferred revenue.  That material weakness arose in connection with the Company’s acquisition of incineration facilities as part of the CSD assets due to the lack of proper integration of legacy incineration management systems into the Company’s billing and waste management system. PwC also noted that reportable conditions existed for environmental and landfill accounting, valuation of unbilled receivables, fixed asset accounting and income tax accounting.

The Chief Financial Officer and Corporate Controller have advised the Audit Committee and the Disclosure Committee that the Company has performed substantial additional procedures designed to correct the material weakness and the reportable conditions referenced above and to ensure that these internal control deficiencies have not and do not lead to any material misstatement in its consolidated financial statements or significant delay in the completion of audits of its consolidated financial statements. In particular, with respect to that material weakness, the Company instituted new procedures and developed new computer reports to insure that all waste on site is valued and properly deferred. With respect to those reportable conditions, the Company has developed written procedures to document the processes and controls; the Company has hired additional accounting personnel; and the Company has increased its management oversight over those areas. While these corrective actions have generally been completed, further efforts to enhance the Company’s systems and internal controls over financial reporting are ongoing.

In light of this information, the Company’s Disclosure Committee carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that while the Company’s disclosure controls and procedures are effective for these purposes as of September 30, 2004, the Company should continue its efforts to further improve its disclosure controls and procedures.

SOX 404 and the SEC and PCAOB regulations and auditing standards adopted thereunder require that management document and test the Company’s internal controls over financial reporting and assert in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, whether such internal controls are effective as of December 31, 2004. Management would be precluded from asserting that such internal controls are “effective” as of December 31, 2004 if either there then exists any “material weakness” in such internal controls or such controls have not by then been adequately documented and tested. Since early 2003, the Company’s financial personnel have treated as a major priority the correcting of systems and efficiency issues brought about by the CSD acquisition and the documentation of the Company’s internal controls over financial reporting. To assist in this process, the Company hired in February 2004 a full-time Section 404 Project Director and a consulting firm with expertise in SOX 404 compliance.  The Company is still in the process of documenting and testing its internal controls and remediating deficiencies to the extent required.  Management is striving to complete this process by December 31, 2004 so that management will be able to make a positive assertion as to the effectiveness of internal controls over financial reporting as of December 31, 2004. However, due to the limited time remaining and the magnitude of the task, there is a risk that the Company will not be able to complete this process by December 31, 2004 and be able to assert that the internal controls over financial reporting as of December 31, 2004 are “effective” as that term is used in SOX 404 and the SEC and PCAOB regulations and auditing standards adopted thereunder. Also, there is a risk that PwC will not be able to complete their testing of the Company's internal controls over financial reporting in order to be able to provide an opinion that the controls are "effective" as of December 31, 2004.

Other than the ongoing actions described above, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 7, “Legal Proceedings and Contingencies,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 2 – Unregistered Sale of Equity Securities, Use of Proceeds and Issuer/Purchaser of Equity Securities – None.

Item 3 – Defaults Upon Senior Debt – None.

Item 4 – Submission of Matters to a Vote of Security Holder – None.

Item 5 – Other Information – None.

Item 6 – Exhibits and Reports on Form 8-K

a. Exhibits

Item No.	Description	Location

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

b. Reports on Form 8-K

During the fiscal quarter ended September 30, 2004, the Company filed a Report on Form 8-K dated July 28, 2004.  Pursuant to Item 12 of Form 8-K, such Report furnished to the Securities and Exchange Commission the Company’s press release dated July 28, 2004, which contains an earnings announcement for the quarter ended June 30, 2004.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

Dated: November 9, 2004	By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Dated: November 9, 2004	By:	/s/ MARK S. BURGESS
Mark S. Burgess
Executive Vice President and Chief Financial Officer