Form 10-K
period 2004-12-31
CLEAN HARBORS INC
filed 2005-03-31
CIK 822818

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NO. 0-16379

CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2997780 (IRS Employer Identification No.)
1501 Washington Street Braintree, Massachusetts (Address of principal executive offices)	02184-7535 (Zip Code)

Registrant's telephone number: (781) 849-1800 ext. 4454
Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes    No ☐

        On June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $90,981,096. Reference is made to Part III of this report for the assumptions on which this calculation is based.

        On March 28, 2005 there were outstanding 14,961,345 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement for its 2005 annual meeting of stockholders (which is expected to be filed with the Commission not later than April 30, 2005) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

Forward-Looking Statements

        In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10-Q to be filed by us during 2005.

PART I

ITEM 1. BUSINESS

        Clean Harbors, Inc. through its subsidiaries (hereinafter collectively referred to as "Clean Harbors" or "we" or "our") is one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on 2002 industry reports. We service approximately 55% of North America's commercial hazardous incineration volume, 21% of North America's hazardous landfill volume, and are the industry leader in total hazardous waste disposal facilities. We provide services and solutions to a diversified industry base with over 45,000 customers, including more than 175 Fortune 500 companies, in the United States, Canada, Mexico and Puerto Rico. We perform environmental services through a network of more than 100 service locations, and operate five incineration facilities, nine commercial landfills, seven wastewater treatment operations, and 20 treatment, storage and disposal facilities, or TSDFs, as well as five PCB management facilities and two oil and used oil products recycling facilities. We can provide low cost solutions to our customers due to our large scale, industry knowledge, recent cost cutting and productivity-enhancing initiatives, and ability to internalize our waste streams. As a result, we have been able to increase EBITDA margins since the first half of fiscal year 2003. For the twelve-month period ended December 31, 2004, we generated revenue and EBITDA (a measure not defined by generally accepted accounting principles which is described on page 41) of $643.2 million and $74.7 million, as compared to $611.0 million and $50.5 million as restated for the period ended December 31, 2003. As further discussed in Item 6, "Selected Financial Data," we are restating our financial statements for the years ended December 31, 2003 and 2002, and financial information for the years ended December 31, 2001, 2000 and 1999, in order to correct errors related to estimated self-insured workers' compensation and motor vehicle claims.

        The wastes that we handle include materials that are classified as "hazardous" because of their unique properties, as well as other materials subject to federal and state environmental regulation. We provide final treatment and disposal services designed to manage hazardous and non-hazardous wastes, which cannot be economically recycled or reused. We transport, treat and dispose of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities.

        Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and its principal offices are located in Braintree, Massachusetts. The Company's shares of common stock trade on The Nasdaq National Market under the symbol "CLHB." We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics for members of the Board of Directors, senior officers and the chief executive officer are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Acquisition

        Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc., or the Seller, and certain of the Seller's domestic subsidiaries, substantially all of the assets of the Chemical Services Division, or CSD, of Safety-Kleen Corp., or Safety-Kleen. The sale included the operating assets of certain of the Seller's subsidiaries in the United States and the stock of five of the Seller's subsidiaries in Canada, or the CSD Canadian Subsidiaries. The sale was made pursuant to a Sale Order issued on June 18, 2002 by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Sellers) had been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to Clean Harbors free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations we assumed as part of the purchase price.

        The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) which we acquired consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 22 TSDFs (six of which we have since closed), six wastewater treatment facilities (one of which we have since closed), nine commercial landfills, and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.0 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 8.9 million cubic yards of remaining capacity which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.5 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas, which is the largest hazardous waste incineration facility in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and in Lambton, Ontario.

        The primary reasons for the acquisition of the CSD assets were to broaden our disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand our network of hazardous waste disposal facilities. In addition, we believed that the acquisition of the CSD's hazardous waste facilities in new geographic areas would allow us to expand our site and industrial services. The performance of site and industrial services often involves hazardous waste disposal components that potentially increase the utilization and profitability of our facilities. Finally, we believed that the acquisition would result in significant cost savings by allowing us to internally treat and dispose of hazardous waste for which we previously paid third parties because we lacked the facilities required to dispose of the waste internally.

Industry

        According to industry reports, the hazardous waste disposal market in North America is in excess of $2.0 billion. We also service the much larger industrial maintenance market. The $2.0 billion estimate does not include the industrial maintenance market, except to the extent that the costs of disposal of hazardous wastes generated as a result of industrial maintenance are included.

        There are substantial barriers to entry into the hazardous waste management industry including high regulatory compliance costs and expertise, the arduous federal, state, provincial and local permitting processes for new disposal facilities, and the requirement for an extensive asset network, operating knowledge and major capital expenditures to purchase or construct new disposal facilities. As a result, no new hazardous waste incinerators or hazardous waste landfills have commenced commercial operations in North America in the last decade. We believe that industry fundamentals are improving. Capacity has been reduced in recent years causing stabilization in pricing, and new regulatory requirements have increased in-house disposal costs and outsourcing. Furthermore, customers are using fewer providers for their hazardous waste treatment and disposal needs as they seek to limit their outside vendors and the number of facilities in which their hazardous waste materials are disposed.

        The hazardous waste management industry was "created" in 1976 with the passage of the Resource Conservation and Recovery Act, or RCRA. RCRA requires waste generators to distinguish between "hazardous" and "non-hazardous" wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. This new regulatory environment, combined with strong economic growth, increased corporate concern surrounding environmental liabilities, and early-stage industry dynamics contributed to growth in the industry. The largest generators of hazardous waste materials are companies in the chemical, petrochemical, primary metals, paper, furniture, aerospace and pharmaceutical industries. Hazardous waste types processed or transported include flammables, combustibles and other organics, acids and caustics, cyanides and sulfides, solids and sludge, industrial wastewaters, items containing PCBs (such as utility transformers), and medical waste.

        In the mid to late 1990s, the hazardous waste management industry was characterized by overcapacity, minimal regulatory advances and pricing pressure. However, since 2001, over one-third of all North American commercial incineration capacity has been eliminated, and we believe that competition has been reduced through consolidation and that new regulations have increased the overall barriers to entry. Underscoring these trends, we believe that the number of major industry participants in the North American hazardous waste sector has declined from over 20 in the early 1990s to only five major participants today. Since the mid 1990s, approximately 500,000 tons of incineration capacity has been eliminated as eight major incinerators were deactivated, substantially increasing average capacity utilization. Additionally, new Maximum Achievable Control Technologies, or MACT, standards have been implemented, which we believe will increase compliance costs and drive increased outsourcing of incineration as customers with captive (i.e., in-house and non-commercial) incinerators choose to outsource rather than make the substantial investment in their facilities which would be required to achieve compliance.

        The environmental services industry today includes a broad range of services including the following:

  •
  Collection, Transportation and Logistics Management—specialized handling, packaging, transportation and disposal of industrial waste, laboratory quantities of hazardous chemicals, household hazardous wastes, and pesticides;

  •
  Incineration—the preferred method for treatment of organic hazardous waste because it effectively destroys the contaminants;

  •
  Landfill Disposal—used primarily for the disposal of inorganic wastes;

  •
  Physical Waste Treatment—used to reduce the volume or toxicity of waste or make it suitable for further treatment, reuse, or disposal;

  •
  Resource Recovery and Fuels Blending—removes contaminants to restore fitness for an intended purpose and to reduce the volume of waste;

  •
  Wastewater Treatment—separates wastes including industrial liquid wastes containing heavy metals, organics and suspended solids through physical and chemical treatment so that the treated water can be discharged to local sewer systems under permits; and

  •
  Site Services—includes the maintenance of industrial facilities and equipment such as recurring cleaning in order to continue operations, maintain and improve operating efficiencies, and satisfy safety requirements; the planned cleanup of hazardous waste sites and the cleanup of accidental spills and discharges, such as those resulting from transportation accidents; and the cleanup and restoration of buildings, equipment, and other sites and facilities that have been contaminated.

        The collection and disposal of solid and hazardous wastes are subject to local, state, provincial and federal requirements and regulations, which regulate health, safety, the environment, zoning and land-use. Included in these regulations is the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, of the United States. CERCLA holds generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a hazardous release, strictly, jointly and severally liable for environmental cleanup costs resulting from the release or threatened release. Canadian companies are regulated under similar regulations, but the responsibility and liability associated with the waste passes from the generator to the transporter or receiver of the waste, in contrast to provisions of CERCLA.

Competitive Strengths

  •
  Leading Provider of Hazardous Waste Services and Disposal—We are one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on 2002 industry reports. We operate, in the aggregate, the largest number of incinerators, hazardous waste landfills, wastewater treatment facilities and TSDFs in North America, and provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations. Finally, as our collections of waste increase, our size allows us to increase our cash flow and earnings as we can internalize a greater volume of waste in our incinerators and landfills.

  •
  Large and Diversified Customer Base—We service over 175 of the Fortune 500 companies and more than 45,000 customers overall, including commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. This diversification limits our exposure to any one customer or industry and reduces credit exposure to higher risk customers.

  •
  Stable and Recurring Revenue Base—We have long-standing relationships with our customers, averaging 15 years with our top ten customers. Our diversified customer base also provides stable and recurring revenues as a majority of our revenues are derived from previously served customers with recurring needs for our services. In addition, the costs to our customers of switching providers are high. This is due to many customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their wastes are shipped in order to reduce their potential liability under U.S. environmental regulations. We have been selected as an approved vendor by large generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers who have selected us as an approved vendor often continue to use our services.

  •
  Comprehensive Service Capabilities—Our comprehensive service offerings allow us to act as a full service provider to our customers. Our full service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand "one-stop" service providers. Our expanded geographic coverage maximizes the number of customer facilities that we can service.

  •
  Integrated Network of Assets—We have the most extensive collection of incinerators, landfills, treatment facilities and TSDFs in North America. Our broad network enables us to effectively handle a waste stream from origin through disposal and to efficiently direct and internalize our waste streams to reduce costs.

  •
  Regulatory Compliance—We have recently made substantial capital investments in our facilities to ensure that they are in substantial compliance with current federal, state, provincial and local regulations. Companies that rely on in-house disposal may find the current regulatory requirements to be too capital-intensive or complicated, and may choose to outsource many of their hazardous waste disposal needs.

  •
  Effective Cost Management—Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, extensive research and development capabilities and our ability to efficiently utilize logistics and transportation to economically direct waste streams. We also have the ability to internalize the substantial majority of all hazardous waste that we process in our own disposal assets. Finally, we are committed to reducing costs and have significantly reduced headcount and other operating costs since our acquisition of the CSD assets.

  •
  Proven and Experienced Management Team—Our 14 executive officers collectively have over 210 years of experience in the environmental services industry. Our Chief Executive Officer founded the company in 1980, and the average tenure of the 13 other members of the executive management team exceeds 13 years.

Business Strategy

        Our strategy is to develop and maintain ongoing relationships with a diversified group of customers who have recurring needs for environmental services. We strive to be recognized as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness.

  •
  Improve Utilization of Existing Waste Facilities—We currently operate an extensive network of hazardous waste management properties and have made substantial investments in these facilities to date, which will provide us with significant operating leverage as volumes increase. In addition, there are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, we can expand the range of treatment services offered to our customers without the large capital investment necessary to acquire or build new waste management facilities.

  •
  Focus on Cost Reductions—We continually seek to increase efficiency and to reduce costs in our business. Since the acquisition of the CSD assets, we have significantly reduced headcount and other operating costs through enhanced technology, process reengineering and more stringent expense management.

  •
  Capitalize on Outsourcing and Demand for Service Provider Consolidation—We believe that our large industrial customers increasingly require a comprehensive range of environmental services to be provided by a smaller number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. Furthermore, many of our customers are seeking to focus on their core competencies and are outsourcing their hazardous waste disposal needs. New environmental regulations, such as the MACT standards, have significantly increased regulatory compliance costs, leading to a decrease in captive incinerator capacity and additional outsourcing as these customers choose to shut down their incinerators rather than invest substantial capital like we have invested in our facilities. We seek to work with our customers to handle a greater amount of their hazardous waste disposal needs arising from these outsourcing trends and to capitalize on the demand for the expanded portfolio of environmental services that we offer.

  •
  Expand Network of Service Centers—We believe that the Site Services Division has a competitive advantage, particularly in areas where service centers are located at or near a TSDF. We currently operate 20 TSDFs and more than 100 service locations. By opening additional service centers in close proximity to the TSDFs we now operate, we believe that we can, with minimal capital expenditures, increase our market share within the site services segment of the waste disposal market. We believe much of this additional waste can be sent to our existing facilities at competitive transportation costs thereby increasing utilization and enhancing overall profitability.

  •
  Develop New Services and Penetrate the Industrial Maintenance Services Market—Industrial waste customers continue to demand alternatives to traditional waste disposal in order to increase recycling and reclamation activities and to minimize the end disposal of hazardous waste. We plan to utilize our technological expertise and track record of innovation to further improve and expand the range of services that we offer, and to develop less expensive methods of disposal. In 1999, we added industrial cleaning and maintenance to our service offerings. We believe that this multi-billion dollar market offers significant opportunities for growth because of our minimal current penetration and our ability to leverage our existing assets as hazardous wastes are often removed in the cleaning process.

  •
  Selective Acquisition Strategy—We also intend to actively pursue small accretive "bolt-on" acquisitions in certain services or market sectors where we believe such acquisitions can enhance and expand our business with minimal capital outlay. We believe that we can expand existing services, especially in our non-disposal services, through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share.

Services

        We provide a wide range of environmental services and manage our business as two major segments: Technical Services and Site Services.

        Technical Services—(69% of 2004 revenue). These services involve the collection, transport, treatment and disposal of hazardous and non-hazardous wastes, and include physical treatment, resource recovery, fuels blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management, and CleanPack® services. Our CleanPack® services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes. Our technical services are provided through a network of service centers from which a fleet of trucks or railcars is dispatched to pick up customers' wastes either on a predetermined schedule or on-demand and to deliver such wastes to permitted facilities, which are usually owned by us. Our service centers can also dispatch chemists to a customer location for the collection of chemical and laboratory waste for disposal.

        Site Services—(31% of 2004 revenue). These services provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Under the Site Services umbrella, our Field Service crews and equipment are dispatched on a planned or emergency basis, and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, selective demolition, spill cleanup, railcar cleaning, product recovery and transfer, scarifying and media-blasting and vacuum services. Additional services include used oil and oil products recycling, as well as PCB management and disposal.

        Also, as part of Site Services, Industrial Services crews focus on industrial cleaning and maintenance projects. Our Industrial Services manage hazardous, non-hazardous, wet and dry materials and specialize in chemical cleaning, hydro blasting, liquid/dry vacuuming, sodium bicarbonate blasting, line cleaning, boiler cleanouts, and steam cleaning of our customers' process equipment and systems, as well as video inspection. Additionally, specialized project work such as dewatering, and on-site material processing utilizing thermal treatment units are also performed on customers' sites. We market these services through our internal sales organizations and, in many instances, delivery of services in one area supports or leads to business in our other service lines or segments.

        The table below shows for each of the three years in the three-year period ended December 31, 2004 the total revenues contributed by our principal lines of business (in thousands):

	Years Ended December 31,
	2004	2003	2002
Technical Services	$444,617	$422,777	$220,085
Site Services	198,609	187,742	128,873
Other	(7)	450	1,175

	$643,219	$610,969	$350,133

        Additional segment information can be found in the financial statements and the notes thereto appearing in Item 8 of this annual report on Form 10-K.

  Technical Services

        Technical Services provides the collection, transportation and logistics management of containerized and bulk waste, as well as the categorizing, packaging and removal of laboratory chemicals for disposal (CleanPack®). Through a highly coordinated transportation fleet, Clean Harbors provides reliable, cost effective transportation and disposal to customers across North America. From the Technical Service Centers, trucks are dispatched to pick up customers' waste on a predetermined schedule as well as on demand, and then deliver it to one of our nearby transfer, storage and disposal ("TSD") facilities. From these same Technical Service Centers, specially trained chemists are dispatched to customer locations to safely collect, label and package all quantities of laboratory chemicals for disposal.

  Collection, Transportation and Logistics Management

        As an integral part of our services, industrial wastes are collected from customers and transported by us to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55 gallon drums, bulk storage tanks or 20 cubic yard roll-off boxes. In providing this service, we utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludge or bulk solids are transported in sealed, roll-off boxes or bulk dump trailers. Our fleet is equipped with a mobile satellite monitoring system and communications network, which allows real time communication with the transportation fleet.

  Treatment and Disposal

        We transport, treat and dispose of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. The wastes handled include substances, which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal, state and provincial environmental regulation. We provide final treatment and disposal services designed to manage hazardous and non-hazardous wastes, which cannot be otherwise economically recycled or reused.

        We operate a network of TSDFs that primarily focuses on the collection of waste from smaller to mid-size generators. These TSDFs collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. TSDFs in the United States have Part B permits under RCRA that, among other things, allow us to store waste for up to one year for bulking, treatment or transfer purposes. Larger customers typically ship directly to the end disposal sites with full truckloads of material. Depending upon the content, the material collected at the TSDFs is either disposed of at our incineration, landfill or wastewater treatment facilities, disposed of at end disposal facilities not owned by us, or recycled. Waste types processed or transferred in drums or bulk quantities include:

  •
  Flammables, combustibles and other organics;

  •
  Acids and caustics;

  •
  Cyanides and sulfides;

  •
  Solids and sludge;

  •
  Industrial wastewaters;

  •
  Items containing PCBs, such as utility transformers and electrical light ballasts;

  •
  Medical waste;

  •
  Other regulated wastes; and

  •
  Non-hazardous industrial waste.

        We receive detailed waste profiles prepared by our customers to document the nature of the waste. A sample of the delivered waste is tested to ensure that it conforms to the customer-generated waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible wastes are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer's waste at our facility, a unique computer "bar code" identification label is assigned to each container of waste, enabling the use of sophisticated computer systems to track and document the status, location and disposition of the waste.

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

        Spent solvents that can be recycled are processed through thin film evaporators and other processing equipment and are distilled into usable products. Upon recovery of these products, we either return the recovered solvents to the original generator or sell them to third parties. Organic liquids and solids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for incinerators, cement kilns, industrial furnaces and other high efficiency boilers. We have installed fuels blending equipment at some TSDFs to prepare these supplemental fuels. When possible, we burn fuel blended material at our incinerators. Otherwise, we send the fuel blended material to supplemental fuel users that are licensed to accept the blended fuel material. Although we pay a fee to the users who accept this product, this disposal method is substantially less costly than other disposal methods.

        Incineration.    Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at temperatures in excess of 2,000 degrees Fahrenheit. High temperature incineration effectively eliminates organic wastes such as herbicides, halogenated solvents, pesticides, and pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludge or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for PCBs and dioxin.

        We have five active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an annual capacity of 55,000 tons, and two solids and liquids-capable incineration facilities with a combined estimated annual capacity of 185,000 tons. We also operate two hazardous waste liquid injection incinerators in Canada with total annual capacity of approximately 178,000 tons.

        Our incineration facilities in Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah are designed to process liquid organic wastes, sludge, solids, soil and debris. The Deer Park facility has two kilns and a rotary reactor. Our incineration facilities in Kimball, Nebraska and Deer Park, Texas have on-site landfills for the disposal of ash and other waste material produced as a result of the incineration process.

        Our incineration facilities in Mercier, Quebec and Lambton, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic waste. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.

        The North American hazardous waste incineration market is now served by a total of 12 major incineration facilities operated by a total of seven companies. We own five of these active incineration facilities and offer a wide range of technological capabilities to our customers through this network. The primary competitors in the incineration market are Onyx (a subsidiary of Veolia Environnement (NYSE: VE)), Teris, LLC (a subsidiary of Suez Lyonnaise des Eaux), Von Roll America/WTI (a joint venture), and Ross Incineration Services, Inc. (a private company).

        Landfills.    Landfills are used primarily for the disposal of inorganic wastes. In the United States and Canada, we operate nine commercial landfills. Seven commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste.

        Of the seven commercial landfills used for disposal of hazardous waste, five are located in the United States, and two are located in Canada. As of December 31, 2004, the useful economic lives (for accounting purposes) of these landfills include approximately 27.4 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 35.2 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted.

        In addition to hazardous waste landfill sites, we operate two non-hazardous industrial landfills with 0.5 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

        The commercial hazardous landfill sector is one of the most consolidated in the hazardous treatment and disposal industry. The North American hazardous waste landfill disposal market is serviced by 22 facilities owned by a total of 10 companies. While most of these companies operate two or fewer facilities, we and Waste Management, Inc. have a significant share of the North American market. Other competitors include Envirosource, Inc., American Ecology Corp., EQ and Stablex Canada.

        Wastewater Treatment.    We operate wastewater treatment facilities that offer a range of wastewater treatment technologies. These wastewater treatment operations involve processing hazardous and non-hazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater processing operations are then disposed of at facilities which are owned by us, or at off-site facilities owned and operated by unrelated businesses, while the treated effluent is discharged to the local sewer system under permit.

        Our wastewater treatment facilities treat a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

  •
  Acids and caustics;

  •
  Ammonias, sulfides and cyanides;

  •
  Heavy metals, ink wastes and plating solutions;

  •
  Landfill leachate and scrubber waters; and

  •
  Oily wastes and water-soluble coolants.

        Wastewater treatment can be economical as well as environmentally sound, by combining different wastewaters in a "batching" process that reduces costs for multiple waste stream disposal. For instance, acidic waste from one source can be neutralized with alkaline from a second source to produce a neutral solution.

        We compete against a number of competitors with multiple facilities (e.g., Rhodia a division of Teris LLC, which is a subsidiary of Suez Lyonaise des Eaux, Philip Services Corp. (Other OTC:PSCD.PK), US Filter, a subsidiary of Veolia Environnement (NYSE: VE), Heritage Environment Services LLC, a private company, and Envirite, Inc., a private company). There are also a number of operators with single facilities that process high volumes of waste in niche markets (e.g., Dupont Environmental Treatment, a subsidiary of E. I. DuPont de Nemours and Company (NYSE: DD), and Empak, a private company).

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

  •
  Commercial laboratories;

  •
  Hospital and medical care laboratories;

  •
  State and local municipalities; and

  •
  Thousands of agribusinesses and residents through household hazardous waste and pesticide/herbicide collection programs.

        CleanPack® chemists collect, identify, label, and package waste into Department of Transportation approved containers. Lab packed wastes are then transported to one of our facilities where the waste is consolidated for recycling, reclamation, fuels blending, aqueous treatment, incineration or secure chemical landfill. Other services provided by our CleanPack® operations include:

        Household Hazardous Waste.    We perform one-day, multi-day or mobile household hazardous waste and pesticide collection programs throughout the U.S. and Canada. These collection programs provide communities and their residents the opportunity to properly dispose of their paints, solvents, batteries, fluorescent lamps, cleaners, pesticides and other potentially hazardous materials.

        Reactive Materials Services.    Reactive materials technicians utilize specialized equipment and training to stabilize and desensitize highly reactive and potentially explosive chemicals.

        CustomPack® Services.    We provide training, technical support, and disposal services for customers with the resources and experience to package their own waste chemicals.

        Laboratory Move Services.    CleanPack® chemists properly and safely segregate, package, transport, and unpackage hazardous chemicals being moved from older laboratories to newer laboratories.

        Laboratory Closures Services.    CleanPack® crews perform comprehensive, site-specific chemical removal and disposal, as well as decontamination for facilities and laboratories undergoing a closure or major cleanout.

  Site Services

        We provide a wide range of environmental site services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided to a wide range of clients including large chemical, petroleum, transportation, utility, and governmental agencies. Our strategy is to identify, evaluate, and solve customers' environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each job or project.

        Site Services is responsible for providing trained, skilled labor and specialty equipment to perform various services on a customer's site or other location. Field Service crews and equipment are dispatched on a planned or emergency basis to manage routine cleaning in hazardous environments or emergencies such as a chemical or oil spill clean up. Industrial Service crews focus on industrial cleaning and maintenance projects that typically require fast turnaround, or complex onsite material processing.

        Field Services.    Crews and equipment are dispatched on a scheduled or emergency basis to perform everything from site decontamination and remediation projects to selective demolition, emergency response, spill cleanup and vacuum services. Whether the action is planned, corrective or the result of an emergency response, Clean Harbors' multidisciplinary team of remedial action professionals provide solutions to a variety of industrial cleanup problems. Clean Harbors Field Services performs a wide variety of services including:

  •
  Emergency response

  •
  Site decontamination

  •
  Excavation and removal

  •
  Product recovery and transfer

  •
  Scarifying and media-blasting

  •
  Tank cleaning

  •
  Vacuum services

  •
  Utility services

  •
  Demolition

  •
  Rail car cleaning

  •
  Used oil and oil products recycling

  •
  Remediation and environmental construction

  •
  PCB management and disposal

        Industrial Services.    The fast turnaround of industrial cleaning and maintenance projects requires the right technologies, experience and care. Every project that Clean Harbors Industrial Services performs incorporates techniques of chemistry, operational analysis and experience to identify the right process and procedure to satisfy customer needs. Clean Harbors Industrial Services focuses on planned cleaning activities most often associated with plant maintenance, shutdowns, routine boiler cleanouts, heat exchangers, process vessels and tanks and includes the following services:

  •
  Chemical cleaning

  •
  Hydro blasting

  •
  Vacuum services

  •
  Steam cleaning

  •
  Sodium bicarbonate blasting

  •
  Dewatering and pressing

  •
  Material processing

  •
  Boiler cleaning services

  •
  Line cleaning

  •
  Video inspection

  Other Services

        Apollo Onsite Services.    Clean Harbors' Apollo Onsite Services Program is an on-site solution that allows customers to outsource all or portions of their environmental management program. The Apollo Program serves the dual purpose of not only improving customers' waste stream management, but also can make their entire environmental program safer, more cost effective and self-sufficient. Select Clean Harbors' technicians work on a customer's site in tandem with customer to deliver proper waste transportation and disposal, lab chemical packing (CleanPack®), and can include field services and industrial services. Whether a customer requires a single field technician or a multi-person team of diversified experience, Clean Harbors designs the right program to satisfy the customer's specific need. Apollo Onsite Services utilize a hand-in-hand, team approach that leverages our extensive resources and infrastructure, including Web-enhanced technologies and online services. Additionally, the Apollo Onsite Program leverages our transportation and disposal assets by providing incremental volumes to process at our facilities. The Apollo Onsite Services Program provides:

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

        The hazardous and industrial waste management business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical,

primary metals, paper, furniture, aerospace and pharmaceutical industries. If the business of those cyclical industries slows significantly, the revenues that are obtained from those industries is likely to slow.

Customers

        Our principal customers are utility, chemical, petroleum, petrochemical, pharmaceutical, transportation and industrial firms, educational institutions, other environmental service companies and government agencies. Our sales efforts are directed toward establishing and maintaining relationships with businesses that have ongoing requirements for one or more of our services. Our customer list includes many of the largest industrial companies in the United States. We believe that our diverse customer base, in terms of number, industry and geographic location, as well as the large geographical area in which our facilities are located in North America, provides us with a recurring revenue base. A majority of our revenues are derived from previously served customers with recurring needs for our services. For the fiscal years ended December 31, 2004, 2003 and 2002, no single customer accounted for more than 5% of our revenues. We believe the loss of any single customer would not have a material adverse effect on our financial condition or results of operations.

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

Geographical Information

        For the year ended December 31, 2004, we derived approximately $557.8 million or 86.7% of revenues from customers located in the United States and Puerto Rico, approximately $84.7 million or 13.2% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2003, we derived approximately $540.7 million or 88.5% of revenues from customers located in the United States and Puerto Rico, approximately $70.3 million or 11.5% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. Prior to the acquisition of the CSD assets effective September 7, 2002, we derived substantially all of our revenues from environmental services provided to customers located in the United States and Puerto Rico. Following the acquisition of the CSD assets, we derived approximately $32.6 million or 9.3% of 2002 revenues from customers located in Canada.

        As of December 31, 2004, we had property, plant and equipment, net of depreciation and amortization of approximately $180.5 million, and permits and other intangible assets of $99.5 million. Of these totals, approximately $23.5 million or 13.0% of long-lived assets and $25.2 million or 25.3% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

Competitive Conditions

        The hazardous and industrial waste management industry, in which we compete, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms that offer waste services. We compete against three major companies, which are Philip Services Corp., Onyx Environmental Services (a division of Veolia Environnement), and Waste Management, Inc. We also compete against regional waste management companies and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by us. In addition, we compete with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfill. The principal methods of competition for all our services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly. We believe that we offer a more comprehensive range of environmental services than our competitors in major portions of our service territory, that our ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage, and that our stable ownership allows us to focus on building long-term relationships with our customers.

        Treatment and disposal operations are conducted by a number of national and regional environmental services firms. We believe that our ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

        For our site services, CleanPack® and onsite services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe that availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

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

Compliance/Health & Safety

        We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. We strive to maintain the highest professional standards in our compliance and health and safety activities. Our internal operating requirements are in many instances more stringent than those imposed by regulation. Our compliance program has been developed for each of our waste management facilities and service centers under the direction of our corporate staff. The compliance and health and safety staffs are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. To ensure the effectiveness of our regulatory compliance program, the Compliance organization monitors daily operational activities and issues a monthly report to senior management concerning the status of environmental compliance and health and safety programs. We also have an Environmental Health and Safety (EHS) Compliance Internal Audit Program designed to identify any weaknesses or opportunities for improvement in our ongoing compliance programs. We also perform periodic audits and inspections of the disposal facilities of other firms utilized by us.

        Our facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although our facilities have been cited on occasion for regulatory violations, we believe that each facility is currently in substantial compliance with applicable requirements. Major facilities and service centers have a full-time compliance or health and safety representative to oversee the implementation of our compliance program at the facility or service center. These highly trained regulatory specialists are independent from operations and report to the Senior Vice President of Compliance and Regulatory Affairs, who ultimately reports to the General Counsel.

Employees

        As of December 31, 2004, we employed approximately 3,792 active full-time employees, of which approximately 435 employees belong to unions. The table below shows the employees and union or non-union affiliation. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	182
Utility Workers of America	25
Unions in Canada:
Communication, Energy and Paper Workers' Union	114
International Brotherhood of Teamsters	99
International Union of Operating Engineers	15
Non-union employees	3,357

3,792

        As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.

Intellectual Property

        We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of the leading technologies and incorporate these technologies into the environmental services that we offer and provide to our customers. We currently hold a total of three patents and 15 trademarks in the United States, and we license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

Management of Risks

        We adhere to a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers' ongoing environmental exposures. This program includes installation of risk management systems at our facilities, such as fire suppression, employee training, environmental, auditing and policy decisions restricting the types of wastes handled. We evaluate all revenue opportunities and decline those that we believe involve unacceptable risks.

        We dispose of waste at our incineration, wastewater treatment and landfill facilities, or at facilities owned and operated by other firms that we have audited and approved. Typically, we apply established technologies to the treatment, storage and recovery of hazardous wastes. We believe our operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.

Insurance and Financial Assurance

        Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $30.0 million, $27.0 million and $28.0 million, respectively, per year, subject to a retention of $0.5 million per occurrence. We also have workers' compensation insurance whose limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program.

        We have pollution liability insurance policies covering potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at our facilities. We have contractor's liability insurance of $10.0 million per occurrence and $10.0 million in the aggregate, covering off-site remedial activities and associated liabilities. Steadfast Insurance Company (a unit of Zurich Insurance N.A.) provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $40.0 million. This Steadfast policy covers liability in excess of $0.3 million for pollution caused by sudden and accidental occurrences during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site.

        Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. RCRA and the Toxic Substances Control Act and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate for sudden occurrences, and $3.0 million per occurrence and $6.0 million in the aggregate for non-sudden occurrences. We have a policy from Steadfast Insurance Company insuring our treatment, storage and disposal activities that meets the regulatory requirements. In addition, this policy provides excess limits above the regulatory requirements up to $30.0 million.

        Under our insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefit, workers' compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of other companies in other industries.

        Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. Total closure and post-closure financial assurance required by regulators is approximately $277.0 million. We have placed all of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company, which per terms of the policy required us to provide $73.5 million of letters of credit as collateral.

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

Environmental Regulation

        While our business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself has become the subject of extensive and evolving regulation by federal, state, provincial and local authorities. We are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. We have acquired all operating permits and approvals now required for the current operation of our business, and have applied for, or are in the process of applying for, all permits and approvals needed in connection with continued operation and planned expansion or modifications of our operations.

        We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but are not always able to do so. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect our operations.

Federal Regulation of Hazardous Waste

        The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund Act, the Clean Air Act, the Clean Water Act and the Toxic Substances Control Act ("TSCA").

        RCRA.    RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the Environmental Protection Agency (the "EPA") has established a comprehensive, "cradle-to-grave" system for the management of a wide range of materials identified as hazardous or solid waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA, have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA's program.

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

        RCRA requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. See "Environmental Liabilities" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of our environmental liabilities. See "Insurance and Financial Assurance" above for a discussion of our financial assurance requirements.

        The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Item 3, "Legal Proceedings," for a description of certain such proceedings involving us.

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

        The Clean Air Act requires the EPA, working with the states, to develop and implement regulations, which result in the reduction of volatile organic compound ("VOC") emissions and emissions of nitrogen oxides ("NOx") in order to meet certain ozone air quality standards specified by the Clean Air Act. In late 2000, the Texas Natural Resource Conservation Commission (now known as the Texas Commission on Environmental Quality, or TCEQ) enacted new Clean Air Act Regulations dealing with the monitoring and control of emissions of NOx and VOCs. These new regulations were required because of a revision in the designation of the Houston Metropolitan Area from a serious ozone non-attainment area to a severe ozone non-attainment area. This new designation will require our Deer Park, Texas incineration facility to further reduce emissions of NOx. NOx emissions contribute to the formation of ground-level ozone, which can be harmful to human health and the environment.

        The Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the "HWC MACT") rule of the Clean Air Act Amendments were promulgated on February 13, 2002. This rule established new emission limits and operational controls on all new and existing incinerators, cement kilns, industrial boilers and light-weight aggregate kilns that burn hazardous waste-derived fuel.

        Facilities subject to the HWC MACT rule were required to comply with the new emission standards by September 30, 2003, or they could apply for an extension with compliance being required by September 30, 2004. We submitted the required documentation of substantial compliance at all of our three U.S. incinerator facilities on or before the September 30, 2004 deadline. We made most of the capital expenditures required to achieve that compliance in the fiscal years ended December 31, 2002 through 2004; however, there will be some additional performance testing and documentation costs in 2005.

        Clean Water Act.    This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works ("POTWs"). In the course of the treatment process, our wastewater treatment facilities generate wastewater, which we discharge to POTWs pursuant to permits issued by the appropriate governmental authority. We are required to obtain discharge permits and conduct sampling and monitoring programs. We believe each of our operating facilities complies in all material respects with the applicable requirements.

        In December 2000, the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized wastewater treatment ("CWT") facilities. CWT facilities receive and treat a wide variety of hazardous and non-hazardous wastewaters from off-site companies and discharge the treated water directly to waterways or to municipal sewer systems. The new rules set stringent limits for the discharge of metals, organic compounds and oil. All of our wastewater treatment facilities are affected by the new rules and were in substantial compliance with the discharge standards by December 2004.

        Toxic Substances Control Act.    We also operate a network of collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of the TSCA. TSCA established a national program for the management of substances classified as PCBs, which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles; detoxification of transformer oils; incineration of PCB liquids and solids; landfill disposal of PCB solids; and remediation of PCB contamination at customer sites.

        Other Federal Laws.    In addition to regulations specifically directed at the transportation, storage, and disposal facilities, there are a number of regulations that may "pass-through" to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are National Emission Standards for Benzene Waste Operations and National Emissions Standards for Pharmaceuticals Production. Each of our facilities addresses these regulations on a case-by-case basis determined by its ability to comply with the pass-through regulations.

        In our transportation operations, we are regulated by the U.S. Department of Transportation, the Federal Railroad Administration, the Federal Aviation Administration and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass.

        Health and safety standards under the Occupational Safety and Health Act, or OSHA, are applicable to all of our operations. This includes both the Technical Services and Site Services operations.

State and Local Regulations

        Pursuant to the EPA's authorization of their RCRA equivalent programs, a number of states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of a number of our facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

        Some states classify as hazardous some wastes that are not regulated under RCRA. For example, Massachusetts considers used oil as "hazardous wastes" while RCRA does not. Accordingly, we must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at our facilities.

        We believe that each of our facilities is in substantial compliance with the applicable requirements of federal and state laws, the regulations thereunder, and the licenses which we have obtained pursuant thereto. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three years to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.

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

Canadian Hazardous Waste Regulation

        In Canada, the provinces retain control over environmental issues within their boundaries and thus have the primary responsibility for regulating management of hazardous wastes. The federal government regulates issues of national scope or where activities cross provincial boundaries.

        Provincial Regulations.    To a greater or lesser extent, provinces have enacted legislation and developed regulations to fit their needs. Most of Canada's industrial development and the major part of its population can be found in four provinces: Ontario, Quebec, Alberta and British Columbia. It is in these provinces that the most detailed environmental regulations are found. We operate major waste management facilities in each of these provinces, as well as waste transfer facilities in Nova Scotia and Manitoba.

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

        During 2004 the province of Ontario announced its intent to adopt further regulation of landfills located in the province. The proposed regulations would take the form of Land Disposal Restrictions ("LDR") similar to restrictions enacted in the United States to bring the province in closer comity with the U.S. regulatory scheme. The rule making process is in its initial stages and the province is expected to issue the draft regulations for public comment sometime in the first half of 2005. Because of the preliminary nature of the proposed regulations, we are not yet able to determine whether the regulations when proposed will pose negative impacts on our Ontario landfill.

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

        Canadian Federal Regulations.    The federal government has authority for those matters which are national in scope and in impact and for Canada's relations with other nations. The main federal laws governing hazardous waste management are:

  •
  Canadian Environmental Protection Act (1999), ("CEPA 99")

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

        The Export and Import of Hazardous Wastes Regulations under CEPA 99 control the export and import of hazardous wastes and hazardous recyclable materials. By reference, these regulations incorporate the Transportation of Dangerous Goods Act and Regulations, which address identification, packaging, marking and documentation of hazardous materials during transport. CEPA 99 requires that anyone proposing to export or import hazardous wastes or hazardous recyclable materials or to transport them through Canada notify the Minister of the Environment and obtain a permit to do so. Section 9 of CEPA 99 allows the federal government to enter into administrative agreements with the provinces and territories for the development and improvement of environmental standards. These agreements represent cooperation towards a common goal rather than a delegation of authority under CEPA 99. To facilitate the development of provincial and territorial agreements, the federal, provincial and territorial governments participate in the Canadian Council of Ministers of the Environment ("CCME"). The Council comprises the 14 environment ministers from the federal, provincial and territorial governments, who normally meet twice a year to discuss national environmental priorities and to determine work to be carried out under the auspices of CCME.

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

Compliance with Environmental Regulations

        We incur costs and make capital investments in order to comply with the previously discussed environmental regulations. These regulations require that we remediate contaminated sites (which almost entirely consist of facilities that were acquired or in which we became involved as part of our acquisition of the CSD assets), operate our facilities in accordance with enacted regulations, obtain required financial assurance for closure and post-closure care of our facilities should such facilities cease operations, and make capital investments in order to keep our facilities in compliance with environmental regulations.

        As further discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Acquisition" and "Environmental Liabilities," we assumed in connection with the acquisition of the CSD assets environmental liabilities valued at approximately $184.5 million. For the years ended December 31, 2004 and 2003, we spent $10.3 million and $8.0 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets. For the year ending December 31, 2005, we anticipate spending approximately $14.4 million relating to environmental liabilities.

        As discussed more fully above under the heading "Insurance and Financial Assurance," we are required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at our facilities. We have placed most of the required financial assurance for facility closure and post-closure monitoring with an insurance company. In addition to the direct cost of the financial assurance policy, the policy requires that we provide letters of credit of approximately $73.5 million as collateral for the policy.

        As described in Item 3, "Legal Proceedings," we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on our business and future prospects.

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

        Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and transfer stations), vehicles and equipment (including environmental remediation equipment). We have 48 active permitted hazardous waste management properties, and 61 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in the Technical Services segment.

        Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2004 regarding our properties. Substantially all of our operating properties are mortgaged as collateral for our loans.

  Hazardous Waste Management Properties

        Included in the 48 hazardous waste management properties are five incineration locations, nine commercial landfills, seven wastewater treatment plants, 20 TSDFs, and seven facilities which specialize in PCB management, oil and used oil products recycling. Some properties offer multiple capabilities. As described below under "Inactive Properties," we also own 17 discontinued facilities.

  Hazardous Waste Facilities

        Incinerators.    We own five operating incineration facilities containing a total of seven incinerators, as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2004
Nebraska	1	55,000	73%
Utah	1	65,000	80%
Texas	3	120,000	103%
Ontario, Canada	1	105,000	93%
Quebec, Canada	1	73,000	97%

	7	418,000	92%

        Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and two solids and liquids-capable incineration facilities. In Canada, we operate two hazardous waste liquid injection incinerators.

        Landfills.    In the United States and Canada, we operate nine commercial landfills as follows:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	12,750	44 and 68
Colorado	1	513	51
North Dakota	1	449	40
Oklahoma	1	1,463	18
Texas	1	63	2
Utah	1	2,127	24
Alberta, Canada	1	1,111	29
Ontario, Canada	1	8,908	51

	9	27,384

        Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from on-site incinerators. We own all of the landfills with the exception of the landfill in Oklahoma that is leased.

        Wastewater Treatment Plants.    We operate seven facilities that offer a range of wastewater treatment technologies and customer services, as follows:

	# of Facilities	Owned	Leased
Connecticut	1	1	—
Louisiana	3	2	1
Tennessee	1	1	—
Ohio	1	1	—
Ontario, Canada	1	1	—

	7	6	1

        Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying, and non-hazardous wastewater treatment.

        Transportation, Storage and Disposal Facilities ("TSDFs").    We operate 20 TSDFs in the United States and Canada as follows:

	# of Facilities	Owned	Leased
Arizona	1	1	—
California	2	1	1
Florida	1	—	1
Illinois	1	—	1
Kansas	1	—	1
Louisiana	1	1	—
Maryland	1	1	—
Massachusetts	1	1	—
North Carolina	1	1	—
Ohio	1	1	—
Texas	1	1	—
British Columbia, Canada	1	1	—
Manitoba, Canada	1	1	—
Nova Scotia, Canada	1	1	—
Ontario, Canada	3	1	2
Quebec, Canada	2	2	—

	20	14	6

        Our TSDFs facilitate the movement of materials among our network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with our own assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation skills and waste handling procedures, provide for the movement of customer waste streams.

        PCB Management Facilities and Oil Storage or Recycling Capabilities.    We operate seven facilities specializing in PCB management or providing oil storage and recycling capabilities in six states, of which four are owned and three are leased. These facilities are the most significant properties relating to our Site Services segment.

  Other Facilities and Properties

        Service Centers and Satellite locations.    We operate 61 additional service centers and satellite or support locations in 28 states, three provinces in Canada, one in Mexico and one in Puerto Rico, of which 17 are owned and 44 are leased. These locations are aligned with one or more of our landfills, incinerators, wastewater treatment, consulting, administrative, or other treatment and disposal facilities.

        Inactive CSD Facilities.    In addition to the active facilities and properties described above, we own a total of 17 discontinued facilities that were acquired as part of the CSD assets due to our assumption of the remediation liabilities associated with such properties or our closure of such sites. See "Business—Acquisition" above. The principal such discontinued facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina, Coffeyville, Kansas and Bridgeport, New Jersey, and two closed wastewater treatment facilities in Cleveland, Ohio. Prior to the sale of the CSD assets, Safety-Kleen gave notice to the applicable regulatory agencies of Safety-Kleen's intent to close the facilities, and Safety-Kleen stopped accepting wastes at Baton Rouge in 1997, at Roebuck in 1998, at Coffeyville in 2000, at Bridgeport in 2001 and at Cleveland in 1990. We are proceeding with the closure process.

ITEM 3. LEGAL PROCEEDINGS

  General Environmental Matters

        Our waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in our frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by us and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At December 31, 2004, we were involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments from our waste treatment, storage and disposal facilities.

  Legal Proceedings Related to Acquisition of CSD Assets

        Effective September 7, 2002 (the "Closing Date"), we purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the "Sellers") substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. ("Safety-Kleen"). We purchased the CSD assets pursuant to a sale order (the "Sale Order") issued by the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and we therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between us and Safety-Kleen Services, Inc.), we became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of December 31, 2004, we had reserves of $35.4 million (substantially all of which we had established as part of the purchase price for the CSD assets) relating to our estimated potential liabilities in connection with such legal proceedings which were then pending. We periodically adjust the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to us.

        The first reason for our becoming subject to certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, we acquired all of the outstanding capital stock of certain Canadian subsidiaries (the "CSD Canadian Subsidiaries") formerly owned by the Sellers (which subsidiaries were not part of the Sellers' bankruptcy proceedings), and we therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the Canadian Subsidiaries were then involved. The second reason is that, on the Closing Date for the CSD assets, there were ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below) which directly involved certain of the CSD assets of which we became the owner and operator. While we did not agree to be responsible for damages or other liabilities of the Sellers relating to such proceedings, these proceedings might nevertheless affect the future operation of those CSD assets. The third reason is that, as part of the purchase price for the CSD assets, we agreed with the Sellers that we would indemnify the Sellers against certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers' share of certain cleanup costs payable to governmental entities under the federal Comprehensive Environmental Response, Compensation and Liability Act ("Superfund Act") or analogous state Superfund laws. As described below, we and the Sellers are not in complete agreement at this time as to the scope of our indemnity obligations under the Sale Order and the Acquisition Agreement with respect to certain Superfund liabilities of the Sellers.

        The principal legal proceedings related to our acquisition of the CSD assets are as follows. While, as described below, we have established reserves for certain of these matters, there can be no guarantee that any ultimate liability we incur for any of these matters will not exceed (or be less than) the amount of the current reserves or that we will not incur other material expenditures.

        Ville Mercier Legal Proceedings.    One of the CSD Canadian Subsidiaries (the "Mercier Subsidiary") owns and operates a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). A property owned by the Mercier Subsidiary adjacent to the current Mercier Facility is now contaminated as a result of actions dating back to 1968, when the Quebec government issued to the unrelated company which then owned the Mercier Facility two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

        In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which the plaintiffs claim was caused by contamination from the former Ville Mercier lagoons and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region.

        Because the continuation of such proceedings by the Mercier Subsidiary, which we now own, would require us to incur legal and other costs and the risks inherent in any such litigation, we, as part of our integration plan for the CSD assets, decided to vigorously review options which will allow us to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon our review of likely settlement possibilities, we now anticipate that as part of any such settlement we will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At December 31, 2004, we had accrued $10.6 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

        FUSRAP Legal Proceedings.    As part of the CSD assets, we acquired a hazardous waste landfill in Buttonwillow, California (the "Buttonwillow Landfill"). During 1998 and 1999, the Seller's subsidiary which then owned the Buttonwillow Landfill (the "Buttonwillow Seller") accepted and disposed in the Buttonwillow Landfill certain construction debris (the "FUSRAP Wastes") that originated at a site in New York that was part of the federal Formerly Utilized Sites Remedial Action Program ("FUSRAP"). FUSRAP was created in the mid-1970s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and the United States military during World War II. The FUSRAP Wastes are primarily construction and demolition debris exhibiting low-activity residual radioactivity that were shipped to the Buttonwillow Landfill by the U.S. Army Corps of Engineers.

        The California Department of Health Services ("DHS") claimed in a letter to the Buttonwillow Seller delivered in 1999 that the Buttonwillow Seller did not lawfully accept the FUSRAP Wastes under applicable California law and regulations. Both DHS and the California Department of Toxic Substances Control ("DTSC") filed claims in the Sellers' bankruptcy proceedings preserving the right of those agencies to claim penalties for damages against the Buttonwillow Seller and possibly seeking to compel removal of the FUSRAP Wastes from the Buttonwillow Landfill. However, aside from the letter to the Buttonwillow Seller and the filing of the proofs of claim in the Sellers' bankruptcy proceedings, the California agencies have not commenced any enforcement proceedings relating to the Buttonwillow Landfill. Both we and the Sellers believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations, and we would vigorously resist any efforts to require that such wastes be removed if either of the California agencies should in the future initiate any enforcement action for this purpose. We now estimate that the cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.9 million. However, we have not accrued any costs of removing the FUSRAP Wastes because we believe that, in the event the California agencies were in the future to initiate any enforcement action, only a remote possibility exists that a final order would be issued requiring us to remove such wastes.

        In November 2003, a California non-profit corporation allegedly acting under the California Unfair Business Practices Act added us (as the current owner of the Buttonwillow Landfill) as a defendant to a lawsuit which that corporation had originally brought in 2000 against certain of the Sellers in the California Superior Court for the County of Los Angeles. That lawsuit sought, among other matters, an order requiring the named defendants (including us) to remove the FUSRAP Wastes from the Buttonwillow Landfill and to dispose of this material at a facility licensed for disposal of radioactive waste. We filed a motion for summary adjudication and while the motion was pending, on December 23, 2004, we settled the lawsuit brought by that non-profit corporation through payment by us of a substantially reduced percentage of the legal fees incurred by that corporation and the execution of releases by all parties to the lawsuit, and the lawsuit was dismissed by the Court with prejudice.

        Indemnification of Certain CSD Superfund Liabilities.    Our agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to (i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings, (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes, and (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties ("PRPs"). As described below, there are also four other Superfund sites owned by third parties where the Sellers have been named as PRPs or potential PRPs and for which the Sellers have sent demands for indemnity to us since September 2004. In the case of the two properties referenced above which were included in the CSD assets, we are potentially directly liable for cleanup costs under applicable environmental laws because of our ownership and/or operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third-party sites referenced above, we do not have direct liability for cleanup costs but may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers' share of such cleanup costs which are payable to governmental entities.

        Federal and state Superfund laws generally impose strict, and in certain circumstances, joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes which are present on such sites. The Superfund laws also provide for liability for damages to natural resources caused by hazardous substances at such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP's financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of those Sellers' liabilities at those Superfund sites where one or more of the Sellers has been designated as a PRP and as to which we believe that we have potential liability under the Acquisition Agreement and the Sale Order, we therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites, the Sellers' negotiated volumetric share of liability (where applicable), our prior knowledge of the relevant sites, and our general experience in dealing with the cleanup of Superfund sites.

        Properties Included in CSD Assets.    The CSD assets acquired by us include an active service center located at 2549 North New York Street in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the EPA, and we are continuing our ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets acquired by us are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property which we anticipate but cannot guarantee will be available to reimburse certain such cleanup costs.

        The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana ("BR Facility") currently undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, we received an information request from the federal EPA pursuant to the Superfund Act concerning the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil's Swamp on the National Priorities List for further investigations and possible remediation. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While our ongoing corrective actions at the BR Facility may be sufficient to address the EPA's concerns, there can be no assurance that additional action will not be required and that we will not incur material costs. We cannot now estimate our potential liability for Devil's Swamp; accordingly, we have accrued no liability for remediation of Devil's Swamp beyond what was already accrued pertaining to the ongoing corrective actions and amounts sufficient to cover certain projected legal fees and related expenses.

        Marine Shale Processors.    Beginning in the mid-1980's and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana ("Marine Shale"), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act ("RCRA") and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shut down its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the Recycling Park, Inc. site.

        Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. If the EPA or the Louisiana Department of Environmental Quality ("LDEQ") were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers could potentially be exposed to liability for cleanup costs as PRPs and, in such event, the Sellers could assert that we would be obligated to indemnify the Sellers for such costs payable to governmental entities in accordance with our agreement described above. Based on a plan to settle obligations that was established at the time of the acquisition, we obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, we determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for our estimate of the Sellers' proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At December 31, 2004, we had accrued $13.7 million of reserves relating to potential cleanup costs for the Marine Shale facility and the Recycling Park, Inc. site.

        On December 24, 2003, the Sellers' plan of reorganization became effective under chapter 11 of the Bankruptcy Code. If the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers might assert that they are not responsible for potential cleanup costs associated with such site or sites, and we might assert that under the Sale Order we are not obligated to pay or reimburse cleanup and related costs associated with such site or sites. We cannot now provide assurances with respect to any such matters which, in the event the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund or sites, would need to be resolved by future events, negotiations and, if required, legal proceedings.

        Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes which are present on an aggregate of 35 sites owned by third parties which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, we agreed with the Sellers that we would indemnify the Sellers against the Sellers' share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the "Listed Third Party Sites"). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to our acquisition of the CSD assets in September 2002, the Sellers' cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since our purchase of the CSD assets as described in the following paragraph. Of the six remaining Listed Third Party Sites, we on behalf of the Sellers are contesting with the governmental entities and PRP groups involved liability at two sites, have settled the Sellers' liability at one site, confirmed that the Sellers were ultimately not named as PRPs at one site, and plan to fund participation by the Sellers as settling PRPs at three sites. With respect to the 35 Listed Third Party Sites, we had reserves of $20.2 million at December 31, 2004.

        With respect to one (the "Helen Kramer Landfill Site") of the 35 Listed Third Party Sites, the Sellers had entered (prior to the Sellers commencing their bankruptcy proceeding in June 2000) into settlement agreements with certain members of the PRP group which agreed to perform the cleanup of that site in accordance with a consent decree with governmental entities, in return for which the Sellers received a conditional release from such governmental entities. Following the Sellers' commencement of their bankruptcy proceeding, the Sellers failed to satisfy their payment obligations to those PRPs under those settlement agreements. In November 2003, certain of those PRPs made a demand directly on us for the Sellers' share of the cleanup costs incurred by the PRPs with respect to the Helen Kramer Landfill Site. However, at a hearing in the Bankruptcy Court on January 6, 2004 on a motion by those PRPs seeking an order that we were liable to such PRPs under the terms of the Sale Order, the Bankruptcy Court declined to hear the motion on the ground that those PRPs (which are not governmental entities) have no right to seek direct payment from us for any portion of the cleanup costs which they have incurred in connection with that site. We also understand that, when the Sellers' plan of reorganization became effective in December 2003, the Sellers were discharged from their obligations to those PRPs for that site, and the Sellers have never made an indemnity request upon us for any obligations relating to that site. The PRPs have indicated their intention to pursue additional recourse against us, but we filed in February 2005 a complaint with the Bankruptcy Court seeking sanctions against the PRPs for contempt of the injunction in the Sale Order against those PRPs' efforts to proceed directly against us, and that matter is still pending.

        By letters to us dated September 22 and 28, 2004, and January 22 and 28, 2005, the Sellers identified, in addition to the 35 Listed Third Party Sites, four additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that we have an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such four additional sites. We have responded to such letters from the Sellers by stating that, under the Sale Order, we have no obligation to reimburse the Sellers for any cleanup and related costs (if any) which the Sellers may incur in connection with such four additional sites. We intend to assist the Sellers in providing information now in our possession with respect to such four additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those four additional sites, we may have some liability independently of the Sellers' involvement with that site, and we may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, we are now investigating that site further. However, we now believe that we have no liabilities with respect to the potential cleanup of those four additional sites that are both probable and estimable at this time, and we have therefore not established any reserves for any potential liabilities of the Sellers in connection therewith.

        Inactive Third Party Superfund Sites.    In addition to the Superfund sites owned by third parties described in the preceding paragraphs, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties that we believe are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations by the Sellers. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited "re-opener" provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. We have not established reserves for any of the inactive sites because we believe that the Sellers' cleanup liabilities with respect to those sites have already been resolved and that, under the Sale Order, we would not be responsible for such liabilities in any event.

  Other Legal Proceedings Related to CSD Assets

        In addition to the legal proceedings related to the acquisition of the CSD assets described above, one lawsuit has been filed against us subsequent to the acquisition based in part upon allegations relating to our current ownership and operation of a former CSD facility. In December 2003, a lawsuit was filed in the 18th Judicial District Court in Iberville Parish, Louisiana, against our subsidiary which acquired and now operates a deep injection well facility near Plaquemine, Louisiana. This lawsuit was brought under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a "new area of concern" at the facility which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that our former facility manager made false representations and failed to disclose material information to the regulators about the site after we acquired it in September 2002. The plaintiffs seek an order declaring the injection well to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney's fees. Although, as described above, this lawsuit was originally brought only against our subsidiary which acquired and operates the Plaquemine facility, the plaintiffs sent on February 23, 2005 a written notice to the Louisiana Department of Environmental Quality indicating their intent to file a new citizens' suit to seek similar remedies against us.

        We believe this lawsuit is without merit, and are vigorously defending against the claims made. We further believe that, since its acquisition by us, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the "new area of concern" complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, we believe that many of the plaintiffs' claims relate to actions or omissions allegedly taken or caused by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which we have no legal responsibility under the Sale Order. Although we have established reserves to cover our estimated legal costs to be incurred in connection with this proceeding, this lawsuit is in its preliminary stages and we are therefore unable to estimate any other potential liability relating to the lawsuit.

  Legal Proceedings Not Related to CSD Assets

        In addition to the legal proceedings in which we became involved as a result of our acquisition of the CSD assets, we are, or in the case of certain recently resolved proceedings were, also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include certain federal securities class action litigation (which was dismissed on November 30, 2004 as described below), certain Superfund proceedings relating to sites owned by third parties where we (or a predecessor) have been named a PRP, certain regulatory proceedings, and litigation involving the former holders of our subordinated notes.

        Federal Securities Class Action Litigation.    On November 18, 2003, an individual plaintiff who purchased 1,700 shares of our common stock filed a purported class action suit in the United States District Court for the District of Massachusetts against us and a current and former officer of our Company. The plaintiff alleged violation of the Securities Exchange Act of 1934 and regulations promulgated thereunder by the Securities and Exchange Commission (the "SEC"), and sought certification of a class that would consist of all purchasers of our stock between November 19, 2002 and August 14, 2003. Principally, the complaint alleged that in connection with certain of our public announcements we failed to disclose adverse information with respect to the impact of the acquisition of the CSD assets on us and that certain financial projections included in those announcements, particularly the guidance issued with respect to anticipated EBITDA for 2003, were overstated and made without reasonable basis. Subsequently, three additional plaintiffs who purchased 300, 16,500 and 1,500 shares of our common stock, respectively, filed complaints in the same court containing essentially the same allegations and seeking the same class certification.

        We believe that at all times during the purported class period we and the two other defendants conducted ourselves in compliance with relevant securities laws and that the guidance as to anticipated EBITDA and other forward-looking statements contained in our public announcements are protected by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. On November 30, 2004, all of the lawsuits described in the preceding paragraph were voluntarily dismissed with prejudice by the lead counsel for the plaintiffs. The cases were never certified as a class action, and the plaintiffs voluntarily dismissed their cases by means of a voluntary stipulation of dismissal with prejudice, without financial consideration and with mutual release of all claims.

        Superfund Sites Not Related to CSD Acquisition.    We have been named as a PRP at 28 sites that are not related to the CSD acquisition. Fourteen of these sites involve two subsidiaries which we acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of that acquisition, ChemWaste agreed to indemnify us with respect to any liability of those two subsidiaries for waste disposed of before we acquired them. Accordingly, Waste Management is paying all costs of defending those two Company subsidiaries in those 14 cases, including legal fees and settlement costs.

        Our subsidiary which owns the Bristol, Connecticut facility is involved in one of the 28 Superfund sites. As part of the acquisition of that facility, the seller and its now parent company, Cemex, S.A., agreed to indemnify us with respect to any liability for waste disposed of before we acquired the facility, which would include any liability arising from Superfund sites.

        Eleven of the 28 Superfund sites involve subsidiaries acquired by us which had been designated as PRPs with respect to such sites prior to acquisition of such subsidiaries by us. Some of these sites have been settled, and we believe our ultimate liability with respect to the remaining such sites will not be material to our result of operations, cash flow from operations or financial position.

        As of December 31, 2004, we had reserves of $0.2 million for cleanup of Superfund sites not related to the CSD acquisition at which either we or a predecessor has been named as a PRP. However, there can be no guarantee that our ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

  EPA Enforcement Actions

        Kimball Facility.    On April 2, 2003, Region VII of the U.S. Environmental Protection Agency ("EPA Region VII") in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing ("CCO") on our subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation ("NOV") for certain alleged violations of RCRA. We responded to the NOV by letter and contested the allegations. The EPA alleges, among other things, that the facility had open containers of incinerator ash in the ash stabilization building, stored incompatible wastes without adequate separation, and failed to label equipment in hazardous waste service. After extensive settlement negotiations, on February 23, 2004, we and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project ("SEP"). We will be required to perform and account for the SEP in accordance with the EPA's SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by our own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by our subsidiaries, in lieu of the payment of any further civil penalties. We will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At December 31, 2004, we had accrued $132 thousand for our SEP liability.

        Chicago Facility.    By letter dated January 16, 2004, Region V of the EPA ("EPA Region V") in Chicago, Illinois notified us that EPA Region V believes our Chicago, Illinois facility may be in violation of the National Emission Standard for Benzene Waste Operations Subpart FF regulations promulgated under the Clean Air Act and that EPA Region V may seek injunctive relief and civil penalties for these alleged violations. The alleged violations pertain to total annual benzene quantity determinations and reporting, provisions of individual waste stream identification and emissions control information, and treatment and control requirements for the benzene waste streams. EPA Region V is seeking a fine of $325 thousand. We believe that our Chicago facility complies in all material respects with these regulations and has engaged in ongoing settlement discussions with EPA Region V to resolve the issues described in the letter from EPA Region V without litigation. We believe that the cost of resolving this matter will not be material to our results of operations or financial position.

  State and Provincial Enforcement Actions

        Chicago Facility.    On February 12, 2004, our subsidiary which owns the Chicago facility was notified by the Illinois Attorney General's Office that an enforcement action was being initiated against such facility. The enforcement action alleges that the Chicago facility has violated its operating permit, certain Illinois Pollution Control Board regulations, and allegedly applicable provisions of the National Emission Standards for Hazardous Air Pollutants ("NESHAPs"). The enforcement action raises allegations pertaining to adequate capture and control of air emissions, timely notification regarding the applicability and compliance status of affected air emission sources, ensuring that devices were designed to operate with no detectable organic emissions, maintaining equipment integrity, and securing off-site containers engaged in waste and recovery operations. The Illinois Attorney General's Office announced that it was seeking $170 thousand in penalties. Our legal and compliance representatives have held discussions with the Illinois Attorney General's Office and the Illinois Environmental Protection Agency, and anticipate that a Supplemental Environmental Project will be negotiated that will substantially reduce the cash component of the penalty in exchange for agreeing to the installation of equipment upgrades at the facility designed to address and control air emissions from operations.

These negotiations are ongoing, and although significant progress has been made, there can be no assurance that a settlement can be reached or that the penalty will be reduced.

        London, Ontario Facility.    We and one of our Canadian subsidiaries, Clean Harbors Canada, Inc., received a summons alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The initial appearance on this matter occurred on November 22, 2004. We have not yet determined whether to defend the charges or attempt to negotiate a settlement. We have not accrued any liability associated with this matter because any potential liability is not now estimable.

  Contingency

        Litigation Involving Former Holders of Subordinated Notes.    On April 30, 2001, we issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the "Lenders") $35 million of 16% Senior Subordinated Notes due 2008 (the "Subordinated Notes") as part of our refinancing of all our then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between us and the Lenders (the "Purchase Agreement"), we were also required to pay a $350 thousand closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of our common stock (the "Warrants") exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) our ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if we should elect to prepay the Subordinated Notes prior to maturity, we would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called "Make Whole Amount" computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Subordinated Notes. The Purchase Agreement also provided that, if we should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called "Make Whole Amount" then in effect.

        During several months prior to our acquisition of the CSD assets effective September 7, 2002, we sought the Lenders' cooperation with respect to such acquisition and to include the Lenders in a refinancing of our outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, ultimately refused to provide any such cooperation. We thus notified the Lenders that we were proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the "Make Whole Amount" of $16,991,129, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders' demand, we immediately paid in full the amount demanded, while notifying the Lenders that we were paying the "Make Whole Amount" under protest. It is our position that if the payment to the Lenders is not deemed to be voluntary and the 48.5% "Make Whole Amount" is deemed unconscionable, the "Make-Whole Amount" is likely to be held unenforceable under Massachusetts case law.

        Shortly after the closing of the acquisition of the CSD assets, we wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, we filed a complaint in the Business Litigation Session of the Suffolk Superior Court seeking a declaratory judgment that the "Make Whole Amount" is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders' actual damages (if any), plus interest and costs. In the case of certain of the Lenders, we also seek a judgment that those Lenders' receipt of their share of the "Make Whole Amount," the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. We filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was granted. Discovery in the proceedings was completed and all parties served and filed motions for summary judgment. On March 15, 2004, the Court granted summary judgment for the Lenders ruling that the "Make Whole Amount" was enforceable, and on May 15, 2004 the Court ordered we pay $323 thousand to the Lenders for legal and expert cost reimbursement. We have appealed the Court's rulings, and the Lenders have cross-appealed as to the amount of legal and expert cost reimbursement. The Appeals Court heard the appeals on March 5, 2005, but a decision of the Court is not expected for several months. We have not accrued the Lenders' legal and expert costs because, based on the advice of legal counsel, we now believe that such payment is not probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Common Stock

        Our common stock began trading publicly in the over-the-counter market on November 24, 1987 and was added to the NASDAQ National Market effective December 15, 1987. Our common stock trades on the NASDAQ National Market under the symbol CLHB. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by NASDAQ.

2003	High	Low
First Quarter	$16.52	$8.94
Second Quarter	15.09	8.95
Third Quarter	9.88	4.25
Fourth Quarter	9.35	3.25
2004	High	Low
First Quarter	$9.08	$6.45
Second Quarter	9.98	7.21
Third Quarter	12.11	8.26
Fourth Quarter	15.09	10.41

        On March 18, 2005, there were 560 shareholders of record of our common stock, excluding stockholders whose shares were held in nominee name. We estimate that approximately 2,900 additional shareholders held shares in street name at that date.

        We have never declared nor paid any cash dividends on our common stock, and we are prohibited under our credit agreement from paying cash dividends on our common stock (see "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

  Securities Authorized For Issuance Under Equity Compensation Plans

        See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

  Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 31, 2004, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this report. As discussed below in Note 1, we are restating our financial statements for the years ended December 31, 2003 and 2002, and financial information for the years ended December 31, 2001, 2000 and 1999, in order to correct errors related to estimated self-insured workers' compensation and motor vehicle claims.

	For the Year Ended December 31,(1)
		(Restated)	(Restated)	(Restated)	(Restated)
	2004	2003	2002(2)	2001	2000
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$643,219	$610,969	$350,133	$251,601	$233,466
Cost of revenues	464,838	453,461	252,469	178,348	165,804
Selling, general and administrative expenses	104,509	108,430	61,518	43,727	41,610
Accretion of environmental liabilities(3)	10,394	11,114	1,199	—	—
Depreciation and amortization	24,094	26,482	15,508	11,113	10,656
Restructuring	—	(124)	750	—	—
Other acquisition costs	—	—	5,406	—	—

Income from operations	39,384	11,606	13,283	18,413	15,396
Other income (expense)(4)	(1,345)	(94)	129	—	—
(Loss) on refinancings(5)	(7,099)	—	(24,658)	—	—
Interest (expense), net	(22,297)	(23,724)	(13,414)	(10,724)	(9,795)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	8,643	(12,212)	(24,660)	7,689	5,601
Provision for (benefit from) income taxes(6)	6,043	5,322	3,787	2,412	(2,016)

Income (loss) before cumulative effect of change in accounting principle	2,600	(17,534)	(28,447)	5,277	7,617
Cumulative effect of change in accounting principle	—	66	—	—	—

Net income (loss)	2,600	(17,600)	(28,447)	5,277	7,617
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock(7)	11,798	3,287	1,291	448	448

Net income (loss)	$(9,198)	$(20,887)	$(29,738)	$4,829	$7,169

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.65)	$(1.54)	$(2.44)	$0.42	$0.65
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—

Basic earnings (loss) attributable to common shareholders	$(0.65)	$(1.54)	$(2.44)	$0.42	$0.65

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.65)	$(1.54)	$(2.44)	$0.38	$0.63
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—

Diluted earnings (loss) attributable to common shareholders	$(0.65)	$(1.54)	$(2.44)	$0.38	$0.63

Other Financial Data:
EBITDA(8)	$74,744	$50,452	$36,146	$29,526	$26,052

	At December 31,
		(Restated)	(Restated)	(Restated)	(Restated)
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	$50,696	$(19,575)	$23,537	$9,423	$15,578
Goodwill	19,032	19,032	19,032	19,032	19,799
Total assets	504,702	540,159	559,690	156,958	149,568
Long-term obligations (including current portion)(9)	153,129	187,119	174,350	53,224	67,727
Redeemable preferred stock	—	15,631	13,543	—	—
Stockholders' equity	11,038	7,696	20,420	48,463	40,792

No cash dividends have been declared on our common stock.

(1)
As part of this annual report on Form 10-K, we are restating our financial statements for the years ended December 31, 2003 and 2002, and financial information for the years ended December 31, 2001, 2000 and 1999, in order to correct errors related to estimated self-insured workers' compensation and motor vehicle liability claims.

  We concluded that our previous methodology for estimating our self-insured workers' compensation and motor vehicle insurance claims resulted in an understatement of our self-insured liabilities because negative trends inherent in these types of liabilities were not considered in calculating the self-insured liability. The new methodology involves using an actuarial-based method versus the specific reserve method previously used. For the years ended December 31, 2003, 2002, 2001 and 2000, the impact of the restatements resulting from correcting our self-insured liabilities on net loss and basic and diluted loss per share attributable to common shareholders is as follows (in thousands except per share amounts):

	2003	2002	2001	2000
Net income (loss) as previously reported	$(17,345)	$(28,191)	$5,540	$7,118
Restatement adjustment to cost of revenues	(255)	(256)	(263)	499

Net income (loss) as restated	$(17,600)	$(28,447)	$5,277	$7,617

Basic earnings (loss) per share attributable to common shareholders previously reported	$(1.52)	$(2.42)	$0.45	$0.60
Restatement adjustment	(0.02)	(0.02)	(0.03)	0.05

Basic earnings (loss) per share attributable to common shareholders as restated	$(1.54)	$(2.44)	$0.42	$0.65

Diluted earnings (loss) per share attributable to common shareholders previously reported	$(1.52)	$(2.42)	$0.40	$0.59
Restatement adjustment	(0.02)	(0.02)	(0.02)	0.04

Diluted earnings (loss) per share attributable to common shareholders as restated	$(1.54)	$(2.44)	$0.38	$0.63

  The adjustments for the years ended December 31, 2003, 2002, 2001 and 2000 did not change the amount of income tax expense previously recorded for those periods.

  For the year ended December 31, 2003, the impact on other accrued expenses resulting from the correction of our self-insured liabilities is as follows (in thousands):

2003
Other accrued expenses as previously reported	$32,240
Restatement adjustment	1,617

Other accrued expenses as restated	$33,857

  At December 31, 2003, 2002, 2001, 2000 and 1999, the impact of this restatement on accumulated deficit is as follows (in thousands):

	2003	2002	2001	2000	1999
Accumulated deficit as previously reported	$(60,921)	$(43,576)	$(15,385)	$(20,477)	$(27,147)
Restatement adjustment	(1,617)	(1,362)	(1,106)	(843)	(1,342)

Accumulated deficit as restated	$(62,538)	$(44,938)	$(16,491)	$(21,320)	$(28,489)

  The adjustments had no effect on net cash provided by operating activities.

(2)
Effective as of September 7, 2002, we acquired the assets of the Chemical Services Division of Safety-Kleen Corp. Amounts recorded for the year ended December 31, 2002, for revenues, cost of revenues, selling general and administrative expenses, accretion of environmental liabilities, depreciation and amortization, restructuring, other acquisition costs, other income, loss on refinancings, interest expense, provision for income taxes, working capital, total assets, long-term obligations, redeemable preferred stock and stockholders' equity were either significantly impacted by or resulted from the acquisition. See "Acquisition" and "Results of Operations" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143. Accretion of environmental liabilities for the years ended December 31, 2004 and 2003 were $10.4 million and $11.1 million, which was due primarily to the implementation as of January 1, 2003 of SFAS No. 143 and accretion of the discount for the remedial liabilities assumed as part of the CSD assets acquired. Accretion of environmental liabilities for 2002 was $1.2 million and relates to the accretion of the discount for the remedial liabilities assumed in the acquisition of the CSD assets. See "Environmental Liabilities" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
As further discussed in "The 2004 Refinancing" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock which consisted of two components, namely, the Host Contract and an Embedded Derivative which reflected the right of the holders of the Series C Preferred Stock to convert into the Company's common stock on the terms set forth in the Series C Preferred Stock. The value of the Embedded Derivative was periodically marked to market which resulted in the inclusion of gains (losses) as a component of other income (expense) of $(1.6) million, $(0.4) million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)
As further discussed in "Loss on Refinancings" and "The 2004 Refinancing" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on June 30, 2004 we repaid the then outstanding debt, redeemed the Series C Preferred Stock and settled the related Embedded Derivative liability. We recorded refinancing expenses, net of $7.1 million relating to these activities.

(6)
The fiscal year 2002 provision for income taxes includes a $1.1 million charge to provide a valuation allowance for all net deferred tax assets. The fiscal years 2001 and 2000 provision for (benefit from) income taxes include benefits of $1.3 million and $2.4 million, respectively, relating to the partial reversal of a valuation allowance for deferred taxes previously recorded.

(7)
As further discussed in "The 2004 Refinancing" in Item 7, "Management's Discussion of Financial Condition and Results of Operations," we had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock. The amount of $11.8 million for the year ended December 31, 2004 includes $9.9 million related to the redemption of the Series C Preferred Stock. Dividends on the Series B Preferred Stock for 2005 are not expected to exceed $0.3 million.

(8)
For the year ended December 31, 2004, we utilized the definition of EBITDA under the Loan and Security Agreement dated June 30, 2004. This definition is net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, change in value of embedded derivative, and gain (loss) on sale of fixed assets. Previous definitions of EBITDA were based on financing arrangements then in place and varied somewhat from the current definition of EBITDA. See below for a reconciliation of EBITDA to both net income (loss) and net cash provided by operating activities for the specified periods. Our management considers EBITDA to be a measurement of performance which provides useful information to both management and investors. EBITDA should not be considered an alternative to net income or loss or other measurements under GAAP. Because EBITDA is not calculated identically by all companies, our measurements of EBITDA may not be comparable to similarly titled measures reported by other companies.

(9)
Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities.

        The following is a reconciliation of net income (loss) to EBITDA for the following periods (in thousands):

	Year Ended December 31,
		(Restated)	(Restated)	(Restated)	(Restated)
	2004	2003	2002	2001	2000
Net income (loss)	$2,600	$(17,600)	$(28,447)	$5,277	$7,617
Accretion of environmental liabilities	10,394	11,114	1,199	—	—
Depreciation and amortization	24,094	26,482	15,508	11,113	10,656
Restructuring costs	—	(124)	750	—	—
Other acquisition costs	—	—	5,406	—	—
Loss on refinancings	7,099	—	24,658	—	—
Interest expense, net	22,297	23,724	13,414	10,724	9,795
Provision for (benefit from) income taxes	6,043	5,322	3,787	2,412	(2,016)
Non-recurring severance charges	25	1,089	—	—	—
Other non-recurring refinancing-related expenses	1,326	—	—	—	—
Change in value of embedded derivative	1,590	379	(129)	—	—
(Gain) on sale of fixed assets	(724)	—	—	—	—
Cumulative effect of change in accounting principle	—	66	—	—	—

EBITDA	$74,744	$50,452	$36,146	$29,526	$26,052

        The following reconciles EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
		(Restated)	(Restated)	(Restated)	(Restated)
	2004	2003	2002	2001	2000
EBITDA	$74,744	$50,452	$36,146	$29,526	$26,052
Interest expense	(22,297)	(23,724)	(13,414)	(10,724)	(9,795)
Provision for (benefit from) income taxes	(6,043)	(5,322)	(3,787)	(2,412)	2,016
Allowance for doubtful accounts	1,232	2,439	842	587	684
Amortization of deferred financing costs	2,294	2,467	899	636	345
Amortization of debt discount	77	—	388	238	—
Deferred income taxes	381	(620)	1,676	1,347	(2,400)
(Gain) loss on sale of fixed assets	(724)	292	24	(60)	(70)
Other non-recurring refinancing-related expenses and other	(1,351)	—	—	—	—
Stock options expensed	35	29	166	—	—
Foreign currency loss (gain) on intercompany transactions	(88)	996	—	—	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(6,058)	20,265	(9,679)	451	(5,774)
Unbilled accounts receivable	4,429	4,539	(9,695)	(382)	1,669
Deferred costs	538	(838)	(4,433)	(130)	(14)
Prepaid expenses	(4,781)	14	(5,277)	(399)	(469)
Accounts payable	9,249	2,923	12,201	120	374
Closure, post-closure and remedial liabilities	(13,030)	(8,268)	(817)	(115)	(38)
Deferred revenue	(1,086)	(2,121)	8,693	1,496	154
Accrued disposal costs	910	(72)	(5,060)	1,285	748
Other accrued expenses	11,586	(3,387)	237	3,369	883
Other, net	2,443	(1,207)	(3,461)	(201)	(796)

Net cash provided by operating activities	$52,460	$38,857	$5,649	$24,632	$13,569

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

        We believe that significant synergies can be achieved by further integrating the former CSD operations into our business. Since the effective date of the acquisition, we have reduced and plan to continue to reduce expenses by use of common information management systems to minimize disposal costs outside the integrated network of facilities by sending waste to the disposal facilities that we now own. We also have eliminated and plan to continue to eliminate duplicate costs relating to overlapping operations on a geographic basis. Although much of the integration of operations and reduction of the combined entities' operating costs has been completed, this process is still ongoing.

        In addition, as part of the acquisition, we assumed certain environmental liabilities valued in accordance with generally accepted accounting principles in the United States ("GAAP") and a plan to settle obligations that was established at the time of the acquisition (and adjusted to reflect information gathered under the plan through the first anniversary of the acquisition relating to the nature and extent of environmental liabilities that existed as of the acquisition date) of approximately $184.5 million. We now anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

Acquisition

        Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc. (the "Seller") and certain of the Seller's domestic subsidiaries substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. ("Safety-Kleen"). The CSD acquisition is included in our results of operations since the acquisition date. The sale included the operating assets of certain of the Seller's subsidiaries in the United States and the stock of five of the Seller's subsidiaries in Canada.

        The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) which we acquired consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 22 transportation, storage or disposal facilities (six of which have since been closed by us), six wastewater treatment facilities (one of which has since been closed by us), nine commercial landfills and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.0 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 8.9 million cubic yards of remaining capacity, which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.5 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incineration facility in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario. The acquired assets do not include Safety-Kleen's Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

        The primary reasons for the acquisition of the CSD assets were to broaden our disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand our network of hazardous waste disposal facilities. In addition, we believed that the acquisition of the CSD's hazardous waste facilities in new geographic areas would allow us to expand its site and industrial services which in turn could increase the utilization and profitability of the facilities. Finally, we believed that the acquisition would result in significant cost savings by allowing us to treat hazardous waste internally, for which we previously paid third parties to dispose of hazardous waste because we lacked the facilities required to dispose of the waste internally.

        In accordance with the Acquisition Agreement between the Seller and us dated February 22, 2002, as amended through September 6, 2002, we purchased the assets of the CSD for $26.6 million in net cash, and incurred direct costs related to the transaction of $9.7 million for a total purchase price of $36.3 million. In addition, we assumed with the transaction certain environmental liabilities valued at $184.5 million.

        We have allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the final allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired (in thousands):

Acquired Assets and Liabilities as Revised December 31, 2003
Current assets	$101,604
Property, plant and equipment	100,804
Intangible assets	72,659
Deferred taxes	5,670
Other assets	1,888
Current closure, post-closure and remedial liabilities	(9,076)
Other current liabilities	(54,749)
Closure, post-closure and remedial liabilities, long-term	(175,473)
Other long-term liabilities	(7,000)

Cost of CSD assets acquired	$36,327

Cash purchase price	$26,580
Estimated transaction costs	9,747

Cost of CSD assets acquired	$36,327

        We engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of the CSD. Intangible assets recorded at $72.6 million consist of $68.2 million of permits and $4.4 million of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. We concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives. As the fair value of the assets acquired from the CSD is higher than the purchase price paid, we reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $302.5 million in order to record the assets at cost as required by generally accepted accounting principles in the United States after adjusting for changes in estimates. We allocated $12.7 million of the purchase price to properties held for sale as discussed in Note 6 to the consolidated financial statements included herein.

        In connection with the acquisition of the CSD assets, we recorded integration liabilities of $11.9 million (after giving effect to subsequent net changes in estimates) which consisted primarily of lease costs, severance, environmental closure and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which were closed. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (dollars in thousands):

	Severance		Facilites
	Number of Employees	Liability	Number of Facilities	Liability	Other Liability	Total Liability
Original reserve established	461	$9,076	12	$3,604	$528	$13,208
Net change in estimate	—	—	—	(59)	(206)	(265)
Utilized through December 31, 2002	(238)	(4,300)	(2)	(15)	(92)	(4,407)

Balance December 31, 2002	223	4,776	10	3,530	230	8,536
Net change in estimate	93	(228)	(1)	(205)	77	(356)
Interest accretion	—	—	—	416	—	416
Utilized year ended December 31, 2003	(264)	(3,872)	—	(810)	(307)	(4,989)

Balance December 31, 2003	52	676	9	2,931	—	3,607
Net change in estimate	(41)	(246)	—	(423)	—	(669)
Interest accretion	—	—	—	221	—	221
Utilized year ended December 31, 2004	(6)	(402)	(1)	(1,021)	—	(1,423)

Balance December 31, 2004	5	$28	8	$1,708	$—	$1,736

Critical Accounting Policies and Estimates

        The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, deferred revenue, allowance for doubtful accounts, accounting for landfills, testing assets for impairment, environmental liabilities, insurance expense, legal matters, and provision for income taxes. Prior to the completion and filing of this annual report on Form 10-K, the Audit Committee of our Board of Directors reviewed these critical accounting policies and estimates and discussed them with our management.

        Revenue Allowance.    We respond to emergencies that pose an immediate threat to public health or the environment and must take action in the field as events unfold. Historically, once the emergency is contained, customers may withhold payment and attempt to renegotiate amounts invoiced. Credits issued in subsequent periods can differ materially from the revenue allowance provided. We establish a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The allowance is established based on experience and, when available, based on specific information relating to jobs performed.

        Deferred Revenue.    In accordance with customary practice in the environmental services industry, we normally submit a bill for services shortly after waste is collected from a customer location and prior to completion of the waste disposal process. We recognize revenue for waste disposal services only when the waste is placed into a landfill, incinerated, treated in a wastewater treatment facility or shipped to a third party for disposal. The amount of deferred revenue stated on our balance sheet as of December 31, 2004 was $22.1 million. Because a large quantity of waste is on hand and in transit at the end of any month, waste from various sources is mixed subsequent to receipt, waste is received in various size containers, and the amount of waste per container can vary significantly, the calculation of deferred revenue requires the use of significant estimates such as of the average revenue charged for a type of waste and of the average waste volume contained within various size containers.

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

        Accounting for Landfills.    We utilize the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill construction and asset retirement costs and record closure and post-closure obligations over the estimated remaining useful life of a landfill. Under this method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. Additionally, we include probable expansion airspace that has yet to be permitted costs in the calculation of the total remaining useful life of the landfill. This accounting method requires us to make estimates and assumptions, as described below. Any changes in our estimates will impact our income from operations prospectively from the date the changes are made.

        Landfill Assets—We assess the total cost to develop each landfill site to its capacity based on highly probable airspace. This includes certain projected landfill costs that are uncertain because they are dependent on future events. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs and construction costs.

        Closure and Post-Closure Costs—The costs for closure and post-closure obligations at landfills we own or operate are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill cell closure, final closure and post-closure costs also consider when the costs would actually be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption uncertain.

        Available Airspace—Our engineers and accountants determine the useful life of our landfills by estimating the available airspace. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

        Expansion Airspace—We apply a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. These criteria are as follows:

  •
  Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

  •
  We expect to submit the application within the next year and expect to receive all necessary approvals to accept waste within the next five years.

  •
  At the time the expansion is included in our estimate of the landfill's useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located. We expect to submit the application within the next year and expect to receive all necessary approvals to accept waste within the next five years.

  •
  The owner of the landfill or we have a legal right to use or obtain land associated with the expansion plan.

  •
  There are no significant known political, technical, legal, or business restrictions or issues that could impair the success of such expansion.

  •
  A financial feasibility analysis has been completed and the results demonstrate that the expansion has a positive financial and operational impact such that management is committed to pursuing the expansion.

  •
  Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

        These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, if these criteria are not met, inclusion of unpermitted airspace may still be allowed. In these circumstances, inclusion must be approved through a landfill-specific process that includes approval of our Chief Financial Officer and a review by the Audit Committee of our Board of Directors. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

        It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results or our belief that we will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower prospective profitability may be experienced due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace.

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

        Environmental Liabilities.    As more fully discussed under Item 1, "Business," our waste management facilities are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment or otherwise protect the environment. In addition, in connection with our acquisition of the assets of the CSD in September 2002, we agreed to assume certain environmental liabilities of the CSD as part of the purchase price for the CSD assets.

        Remedial liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminants exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful, which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional information becomes available.

        In addition, we must estimate the timing of payments for environmental liabilities years into the future. Because most of the our environmental liabilities are discounted to reflect the respective dates on which we expect to make environmental expenditures, significant acceleration in the timing of payments could result in material charges to earnings.

        Insurance Expense.    It is our policy to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general and vehicle liability. Accruals are established for incurred losses based on information that is known at the time. Recording health insurance expense requires that estimates be made of the cost of health benefits to be provided in future periods. Actual expenditures required in future periods can differ materially from accruals established based on estimates. As described in Item 6, "Selected Financial Data," we have restated our financial statements for the years ended December 31, 2003 and 2002, and financial information for the years ended December 31, 2001, 2000 and 1999, in order to correct errors relating to the methodology we had established for estimating our workers' compensation and motor vehicle liability claims.

        Legal Matters.    As described in Item 3, "Legal Proceedings," we are subject to legal proceedings which relate to the acquisition of the CSD assets or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2004, we had reserves of $35.8 million (substantially all of which we had established as part of the purchase price for the CSD assets) relating to our potential liabilities in connection with such legal proceedings which were then pending. Estimates of the cost to settle disputes are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

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

        We attempt to make realistic estimates in providing allowances for assets and recording liabilities. Because estimates are made in good faith, our experience has been that overestimates in one area are often offset by underestimates in other areas. We believe that in the future it is probable that an unexpected event (such as the sudden bankruptcy of a significant customer or supplier that was previously believed to be a large and stable company) could materially affect the results of operations of a future period; however, due to our risk management programs, we believe that such an event would not be material to our financial condition.

  Results of Operations

        Our operations are managed as two segments: Technical Services and Site Services.

        Technical Services include treatment and disposal of industrial wastes via incineration, landfill or wastewater treatment; collection and transporting of all containerized and bulk waste; categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services; and Apollo Onsite Services, which customize environmental programs at customer sites. This is accomplished through a network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers' waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers, chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

        Site Services provide highly skilled experts utilizing specialty equipment and resources to perform services, such as industrial maintenance, surface remediation, groundwater restoration, site and facility decontamination, emergency response, site remediation, PCB disposal and oil disposal at the customer's site or another location. These services are dispatched on a scheduled or emergency basis. We also offer outsourcing services for customer environmental management programs and provide analytical testing services, information management and personnel training services.

        The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data" of this report.

	Percentage of Total Revenues Year Ended December 31,
		(Restated)	(Restated)	(Restated)	(Restated)
	2004	2003	2002	2001	2000
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	4.0	4.8	7.0	9.2	10.9
Other costs	68.3	69.4	65.1	61.7	60.1

Total cost of revenues	72.3	74.2	72.1	70.9	71.0
Selling, general and administrative expenses	16.2	17.8	17.7	17.4	17.8
Accretion of environmental liabilities	1.6	1.8	0.3	—	—
Depreciation and amortization	3.8	4.3	4.4	4.4	4.6
Restructuring	—	—	0.2	—	—
Other acquisition costs	—	—	1.5	—	—

Income from operations	6.1	1.9	3.8	7.3	6.6
Other income (expense)	(0.2)	—	—	—	—
(Loss) on refinancings	(1.1)	—	(7.0)	—	—
Interest (expense) net	(3.5)	(3.9)	(3.8)	(4.2)	(4.2)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	1.3	(2.0)	(7.0)	3.1	2.4
Provision for (benefit from) income taxes	0.9	0.9	1.1	1.0	(0.9)

Income (loss) before cumulative effect of change in accounting principle	0.4	(2.9)	(8.1)	2.1	3.3
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	0.4%	(2.9)%	(8.1)%	2.1%	3.3%

  Segment data

        Performance of the segments is evaluated on several factors of which the primary financial measure is EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes EBITDA contribution by operating segment for the years ended December 31, 2004, 2003 and 2002. See Item 6, "Selected Financial Data—Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for a description of the calculation of EBITDA and a reconciliation of EBITDA to net income (loss) and net cash provided by operating activities. We consider the EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 8, "Financial Statements and Supplementary Data" of this report, and in particular Note 23, "Segment Reporting," to such financial statements.

	Summary of Operations Year ended December 31,
		(Restated)	(Restated)
	2004	2003(1)	2002(1)
	(in thousands)
Revenues:
Technical Services	$444,617	$422,777	$220,085
Site Services	198,609	187,742	128,873
Corporate Items	(7)	450	1,175

Total	643,219	610,969	350,133

Cost of Revenues:
Technical Services	297,926	290,882	144,730
Site Services	159,042	148,196	101,773
Corporate Items	7,870	14,383	5,966

Total	464,838	453,461	252,469

Selling, General & Administrative Expenses:
Technical Services	48,748	48,585	26,627
Site Services	18,449	16,999	11,734
Corporate Items	36,440	41,472	23,157

Total	103,637	107,056	61,518

EBITDA:
Technical Services	97,943	83,310	48,728
Site Services	21,118	22,547	15,366
Corporate Items	(44,317)	(55,405)	(27,948)

Total(2)	$74,744	$50,452	$36,146

(1)
Certain reclassifications have been made to conform to the current year presentation.

(2)
See Item 6, "Selected Financial Data" for a discussion of EBITDA.

  Year ended December 31, 2004 versus Year ended December 31, 2003

  Revenues

        Total revenues for 2004 increased $32.2 million or 5.3% to $643.2 million for 2004 from $611.0 for 2003. Technical Services revenues for 2004 increased $21.8 million or 5.2% to $444.6 million for 2004 from $422.8 million for 2003. The increases in Technical Services revenues resulted from an improving economy and volume increases realized in our landfill and incineration assets. Site Services revenues for 2004 increased $10.9 million or 5.8% to $198.6 million for 2004 from $187.7 million for 2003. We performed a large emergency response job in the year ended December 31, 2003, which accounted for 11.1% of Site Services revenues for that period. In the year ended December 31, 2004, several large emergency response jobs accounted for 5.5% of revenue. Excluding these large jobs, revenue increased $20.6 million, or 12.3%, for the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of growth initiatives in Gulf and Western United States, increased volumes of large industrial services projects, and significant improvements in oil and PCB recycling related to commodity sales and an improving economy. Changes in foreign exchange rates also positively impacted consolidated sales by approximately $5.9 million.

        There are many factors which have impacted, and continue to impact, our revenues. These factors include: economic conditions; integration of operations of the former CSD; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; and direct shipment by generators of waste to the ultimate treatment or disposal location. We believe that inflation did not have any significant effect on revenues during the three years ended December 31, 2004.

  Cost of Revenues

        Total cost of revenues for 2004 increased $11.3 million or 2.5% to $464.8 million compared to $453.5 million for 2003. Technical Services costs of revenues increased $7.0 million or 2.4% to $297.9 million from $290.9 million in 2003. Site Services cost of revenue increased $10.8 million or 7.3% to $159.0 million from $148.2 million in 2003. Corporate cost of revenues decreased $6.5 million to $7.9 million from $14.4 million in 2003. Technical Services cost of revenue as a percent of revenue decreased 1.8% from 68.8% in 2003 to 67.0% in 2004. This reduction was primarily due to continued internalization of waste and reductions in labor costs at our processing facilities. Site Services cost of revenue as a percent of revenue increased 1.2% to 80.1% in 2004 from 78.9% in 2003. This increase was attributable to startup costs of new Site Services locations and margin erosion due to increased competitive factors. The decrease in cost of revenue for Corporate Items was due to reduced costs at our discontinued waste handling facilities. As a percentage of revenues, combined cost of revenues in 2004 decreased 1.9% to 72.3% from 74.2% in 2003.

        We believe that our ability to manage operating costs is an important factor in our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology, continued modifications and upgrades at our facilities, and implementation of strategic sourcing initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through the strategic sourcing initiatives. However, we cannot assure that our efforts to manage future operating expenses will be successful.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses in 2004 decreased $3.9 million to $104.5 million from $108.4 million for 2003. Technical Services selling, general and administrative expenses increased $0.1 million to $48.7 million from $48.6 million for 2003. Site Services selling, general and administrative expenses increased by $1.4 million to $18.4 million from $17.0 million in 2003. Increases for Site Services were related to allocations from sales and administrative support. Corporate Items selling, general and administrative expenses for 2004 decreased $5.1 million to $36.4 million from $41.5 million in 2003. The decrease was due to reduced currency exchange expense, decreases in headcount, decreased professional fees, and improved controls over expenses. These expense reductions were offset by higher bonus accruals and expenses associated with the refinancing of our capital structure in June 2004 as well as expenses related to Sarbanes-Oxley Section 404 compliance.

  Accretion of Environmental Liabilities

        Accretion of environmental liabilities for 2004 and 2003 was similar at $10.4 million and $11.1 million, respectively.

  Depreciation and Amortization

        Depreciation and amortization expense of $24.1 million for 2004 decreased from $26.5 million for 2003 due to changes in estimates in landfill lives and changes in estimates in useful lives of certain assets.

  Other Income (Expense)

        As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Redemption of Series C Preferred Stock," we issued 25,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") for $25.0 million in September 2002. The Series C Preferred Stock was recorded on our financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend (the "Host Contract"), and (ii) an embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into our common stock. On June 30, 2004, we redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, we valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00. The settlement of the Embedded Derivative liability on June 30, 2004 will result in no additional other income (expense) being recorded in future periods related to the Embedded Derivative. For the year ended December 31, 2004, we recorded other expense related to the Embedded Derivative of $1.6 million primarily because of the market price increase of our common stock that occurred during the first half of 2004. For the year ended December 31, 2003, we recorded other expense of $0.4 million for the change in the fair value of the Embedded Derivative because the market price decline of our common stock that occurred during 2003, partially offset by the decrease of the strike price on the embedded derivative from $10.50 to $8.00 that occurred because both (i) the Consolidated EBITDA for the year ended December 31, 2003 was less than $115 million and (ii) the average trading price for our common stock for the month of December 2003 was less than $27.50. Partially offsetting the expense on the Embedded Derivative during the years ended December 31, 2004 and 2003 were, respectively, a net gain and net loss on the disposal of fixed assets of $0.3 million and $0.3 million.

  Loss on Refinancings

        As further discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "The 2004 Refinancing," we previously had outstanding a $100.0 million three-year revolving credit facility (the "Revolving Credit Facility"), $115.0 million of three-year non-amortizing term loans (the "Senior Loans"), $40.0 million of five-year non-amortizing subordinated loans (the "Subordinated Loans"), the Series C Preferred Stock, and the related Embedded Derivative which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, we repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Preferred Stock, and settled the related Embedded Derivative liability. We recorded losses associated with our debt refinancing of $7.1 million during the period ended June 30, 2004. Such expenses consisted of write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

  Interest Expense, Net

        Interest expense, net of interest income for 2004, decreased $1.4 million to $22.3 million from $23.7 million for 2003. The decrease in interest expense was primarily due to $1.9 million of capitalized interest relating to a capital project to comply with air emission standards at our Deer Park incineration facility which was partially offset by reduced interest income on our restricted cash balances and a slight increase in interest expense on capital leases for 2004 as compared to 2003.

        Based on current interest rates and the balance of loans outstanding at December 31, 2004, we estimate that interest expense for 2005 will be between $23.0 million and $24.0 million.

  Income Taxes

        Income tax expense in 2004 increased $0.7 million to $6.0 million from $5.3 million for 2003. Income tax expense for 2004 consists primarily of Canadian taxes of $6.1 million including withholding taxes of $1.1 million and a net Federal and state income tax benefits of $74 thousand. Income tax expense for 2003 consisted primarily of current tax expense relating to the Canadian operations of $5.7 million and $0.2 million of current state income tax expense due primarily to the profitable operations of certain of our subsidiaries. The 2003 current tax expense was partially offset by foreign deferred tax benefit of $0.6 million.

        The provision for income taxes in relation to income before provision for income taxes and cumulative effect of change in accounting principle was driven primarily by the profitability of our Canadian operations and the losses experienced in our U.S. operations.

        On June 30, 2004, we refinanced our then outstanding debt. As a part of the refinancing, one of our Canadian subsidiaries made a $91.7 million (U.S.) investment in the preferred stock of one of our domestic subsidiaries and issued, in partial payment for such investment, a promissory note for $89.4 million (U.S) payable to one of our domestic subsidiaries. The interest rate on such promissory note is 11.0% per annum. The effect of this transaction was to increase interest income of a U.S. subsidiary and to increase interest expense of a foreign subsidiary. For the year ended December 31, 2005, the full year effect of this transaction will be reflected in our statement of operations.

        SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. We continually review the adequacy of the valuation allowance for deferred taxes. As discussed previously under the heading "Acquisition," Safety-Kleen was unable to provide historical audited statements of operations and cash flows for the CSD, and we have reported net losses from our U.S. operations since the acquisition. Accordingly, as part of the review of the valuation allowance for deferred taxes for the years ended December 31, 2004 and 2003, we determined that we lack sufficient verified historical taxable income to demonstrate that we will be able to utilize the net operating loss ("NOL") carryforwards and other deferred tax assets for the U.S. entities. Accordingly, no tax benefit has been recorded relating to the loss before provision for income taxes and cumulative effect of change in accounting principle for the U.S. entities for the years ended December 31, 2004 and 2003. The actual realization of the net operating loss carryforwards and other deferred tax assets will depend on our having future taxable income of the appropriate character prior to their expiration. Should we demonstrate the ability to generate future taxable income to utilize the NOL carryforwards and other deferred tax assets, a portion, or all of the valuation allowance would be reduced. Up to $35.3 million of this valuation allowance reduction could be recorded as a tax benefit on the statement of operations and up to $4.4 million could reduce the basis of assets acquired from the Sellers. At December 31, 2004, we had regular net operating loss carryforwards of approximately $45.2 million that begin to expire starting in 2012.

  EBITDA Contribution

        The combined EBITDA contribution by segments for 2004 increased $24.2 million or 48.1% to $74.7 million from $50.5 million in 2003. The increase from Technical Services was $14.6 million. For Site Services, EBITDA decreased $1.4 million and was offset by an increase in Corporate Items of $11.1 million. The combined EBITDA contribution was based on total revenues of $643.2 million and $611.0 million, net of cost of revenues of $464.8 million and $453.5 million and selling, general and administrative expenses of $103.6 million and $107.1 million for the years ended December 31, 2004 and 2003, respectively.

  Year ended December 31, 2003 versus Year ended December 31, 2002

  Revenues

        Total revenues for 2003 increased $260.9 million or 74.5% to $611.0 million for 2003 from $350.1 for 2002. Technical Services revenues for 2003 increased $202.7 million or 92.1% to $422.8 million for 2003 from $220.1 million for 2002. The increases in Technical Services revenues were due to the acquisition of the CSD assets from Safety-Kleen effective on September 7, 2002. Site Services revenues for 2003 increased $58.8 million or 45.6% to $187.7 million for 2003 from $128.9 million for 2002. We performed one large Site Services job in the year ended December 31, 2003, which accounted for 11.1% of Site Services revenues for that period. We performed one emergency services job in the year ended December 31, 2002. The job performed in 2002 related to the events of September 11, 2001 and was much lower in revenue compared to the job performed in 2003. Other than the events discussed, the increases in total revenues, Technical Services revenues, and Site Services revenues were due to the acquisition of the CSD assets from Safety-Kleen in 2002.

        Our decision to integrate the operations of the former CSD into our business and financial reporting systems, combined with the replacement of the business model of the former CSD with our business model, prevented us from being able to calculate meaningful changes in revenue due to volume, price or mix.

  Cost of Revenues

        Total cost of revenues for 2003 increased $201.0 million or 79.6% to $453.5 million compared to $252.5 million for 2002. Technical Services costs of revenues increased $146.2 million or 101.0% to $290.9 million from $144.7 million in 2002. Site Services cost of revenue increased $46.4 million or 45.6% to $148.2 million from $101.8 million in 2002. The change in cost of revenues in total and for Technical Services was primarily a result of the CSD acquisition. The cost of Site Service revenue increased because of the CSD acquisition and a large emergency response project in 2003 compared to 2002. As a percentage of revenues, combined cost of revenues in 2003 increased 2.1% to 74.2% from 72.1% for 2002. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in 2003 as a percentage of revenues decreased 2.2% to 4.8% from 7.0% for comparable period in 2002. This decrease in disposal expense was due to our internalizing waste disposal subsequent to the acquisition that we sent to third parties prior to the acquisition. Other cost of revenues as a percentage of revenues increased 4.3% to 69.4% from 65.1% for comparable period in 2002, primarily as a result of reduced facility utilization reflecting the level of waste processed which was due to the general economic environment and the fixed cost nature of the facilities.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses in 2003 increased $46.9 million or 76.3% to $108.4 million from $61.5 million for 2002. The increase was primarily due to increased costs associated with our expanded business resulting from the acquisition of the CSD assets in September 2002. The overall increase reflects a full year of combined operations in 2003, instead of only approximately 16 weeks of activity in 2002 which occurred after the acquisition plus costs incurred in 2002 prior to the acquisition in order to have the required infrastructure in place as of the acquisition date. The change in selling, general and administrative expenses by segment was primarily a result of the CSD acquisition.

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

  Other Income (Expense)

        As more fully discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Redemption of Series C Preferred Stock," we issued 25,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") for $25.0 million in September 2002. The Series C Preferred Stock was recorded on our financial statements as though it consisted of two components, namely (i) a non-convertible redeemable preferred stock (the "Host Contract") which matured in September 2009, and (ii) an "Embedded Derivative" which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock. Generally accepted accounting principles in the United States require that the value of a derivative be marked to market. For the year ended December 31, 2003, we valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and volatility of the stock. The strike price of the Embedded Derivative was $8.00 at December 31, 2003. For the year ended December 31, 2003, we recorded other expense of $0.4 million for the change in the fair value of the Embedded Derivative because of the market price decline of our common stock which occurred during the year, partially offset by the decrease of the strike price on the Embedded Derivative from $10.50 to $8.00 that occurred because both (i) the Consolidated EBITDA for the year ended December 31, 2003 was less than $115 million and (ii) the average trading price for our common stock for the month of December 2003 was less than $27.50. We recorded other (expense) income due to the change in the value of the Embedded Derivative of $(0.4) million and $0.1 million for the years ended December 31, 2003 and 2002, respectively. As more fully discussed above under "Other Income (Expense)" for the Year ended December 31, 2004 versus Year ended December 31, 2003, we redeemed all of the Series C Preferred Stock and settled the related Embedded Derivative liability on June 30, 2004.

  Loss on Refinancings

        Prior to the refinancing of our debt in September 2002, we had outstanding $35.0 million of 16% Senior Subordinated Notes (the "Subordinated Notes") and $9.6 million of 10.75% economic development revenue bonds (the "Bonds"). Under the terms of the Subordinated Notes and the Bonds, we were obligated to refinance all of the debt in order to complete the purchase of the CSD assets. The total cost of the extinguishment of that debt in 2002 was $24.7 million and consisted of (1) a "Make Whole Amount" for the Subordinated Notes of $17.0 million, (2) the defeasance costs on the Bonds of $3.1 million, and (3) the write-off of deferred financing costs on both the Subordinated Notes and the Bonds of approximately $4.6 million, of which $2.4 million represented a write-off of the then unamortized debt issue discount based on the fair market value of warrants issued in connection with the Subordinated Notes on April 30, 2001. As described in Item 3, "Legal Proceedings" under "Litigation Involving Former Holders of Subordinated Notes," we have initiated litigation against the former holders of the Subordinated Notes seeking to recover the "Make Whole Amount" as an unenforceable penalty under Massachusetts case law.

  Interest Expense, Net

        Interest expense, net of interest income for 2003, increased $10.3 million or 76.9% to $23.7 million from $13.4 million for 2002. The increase in interest expense was primarily due to higher average balances owed during 2003 as compared to 2002 which resulted from our acquisition of the CSD assets.

  Income Taxes

        Income tax expense in 2003 increased $1.5 million to $5.3 million from $3.8 million for 2002. Income tax expense for 2003 consisted primarily of current tax expense relating to the Canadian operations of $5.7 million and $0.2 million of current state income tax expense due primarily to the profitable operations of certain of our subsidiaries. The 2003 current tax expense was partially offset by foreign deferred tax benefit of $0.6 million. Income tax expense for 2002 consisted of current tax expense relating to the Canadian operations of $2.1 million and $0.6 million of current state income tax expense due primarily to the profitable operations of certain of our subsidiaries and $1.6 million of deferred tax expense. The 2002 current tax expense was partially offset by a $0.6 million federal tax benefit that was primarily due to favorable resolution of a federal alternative minimum tax net operating loss carryback claim.

        SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. We continually review the adequacy of the valuation allowance for deferred taxes. As discussed previously under the heading "Acquisition," Safety-Kleen was unable to provide historical audited statements of operations and cash flows for the CSD, and we have reported net losses from our U.S. operations since the acquisition. Accordingly, as part of our review of the valuation allowance for deferred taxes for the years ended December 31, 2002 and 2003, we determined we lacked sufficient verified historical taxable income to demonstrate that we will be able to utilize the net operating loss ("NOL") carryforwards and other deferred tax assets for the U.S. entities. Accordingly, no tax benefit has been recorded relating to the loss before provision for income taxes and cumulative effect of change in accounting principle for the U.S. entities for the years ended December 31, 2003 and 2002. The actual realization of the net operating loss carryforwards and other deferred tax assets will depend on our having future taxable income of the appropriate character prior to their expiration. Should we demonstrate the ability to generate future taxable income to utilize the NOL carryforwards and other deferred tax assets, a portion, or all of the valuation allowance would be reduced. Up to $28.4 million of this valuation allowance reduction could be recorded as a tax benefit on the Statement of Operations and up to $4.4 million could reduce the basis of assets acquired from the Sellers. At December 31, 2003, we had regular net operating loss carryforwards of approximately $60.4 million that begin to expire starting in 2012.

  EBITDA Contribution

        The combined EBITDA contribution by segments for 2003 increased $14.4 million or 39.9% to $50.5 million from $36.1 million in 2002. The increase from Technical Services was $34.6 million, which was complemented by an increase in Site Service EBITDA of $7.1 million and offset by an increase in Corporate Items of $27.5 million. The combined EBITDA contribution was based on total revenues of $611.0 million and $350.1 million, net of cost of revenues of $453.5 million and $252.5 million and selling, general and administrative expenses of $107.1 million and $61.5 million for the years ended December 31, 2003 and 2002, respectively. In 2003 selling, general and administrative expenses included $1.1 million of non-recurring severance charges that a majority of our lenders agreed to include as restructuring charges under the definition of "Consolidated Net Income" in our then financing agreements, as amended, and such $1.1 million thus is included in EBITDA contribution for 2003.

  Factors That May Affect Future Results

        Presented below are certain risk factors that investors should consider with respect to an investment in our securities. Investors should be aware that there are various risks, including those described below, which may materially impact on investment in our securities or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. This section includes or refers to certain forward-looking statements; investors should read the explanation of the qualifications and limitations on such forward-looking statements discussed on pages 1 and 43 of this report.

  Factors Associated With Outstanding Debt and Letters of Credit

        In order to acquire the CSD assets in September 2002, we were required (in addition to assuming as part of the purchase price certain significant environmental liabilities of the CSD as described below) to refinance all of our outstanding debt and obtain significant additional financing. In addition, on June 30, 2004, we refinanced all of the debt and letter of credit facilities which we had entered into in September 2002 with new debt (including a new Revolving Facility and the issuance of $150.0 million principal amount of Senior Secured Notes) and a new Synthetic Letter of Credit Facility. While we believe that the terms of the new Revolving Credit Facility, Senior Secured Notes and Synthetic Letter of Credit Facility (as described below under "Liquidity and Capital Resources—Financing Arrangements") are more favorable to us than the terms of the financings which they replaced, there are various risks associated with our current debt and letter of credit facilities.

        High Level of Outstanding Debt and Letters of Credit.    As of December 31, 2004, we had $155.0 million of outstanding debt and capital lease obligations and $90.5 million of outstanding letters of credit. Our substantial level of debt and outstanding letters of credit may have important effects on our future operations, including:

  •
  impacting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

  •
  requiring us to dedicate a substantial portion of our cash flow to the payment of interest on our indebtedness and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

  •
  subjecting us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including any borrowings under our new Revolving Facility;

  •
  increasing the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

  •
  limiting our ability to adjust to rapidly changing market conditions, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.

        If we are unable to generate sufficient cash flow from operations in the future to service our debt and fee obligations, we may be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain additional financing and facilities. There is no assurance that any such refinancing would be possible or that any additional financing or facilities could be obtained.

        Restrictive Covenants in our Financing Agreements.    The agreements governing our revolving credit and letter of credit facilities and the Indenture relating to our outstanding Senior Secured Notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

  •
  incur or guarantee additional indebtedness (including, for this purpose, reimbursement obligations under letters of credit) or issue preferred stock;

  •
  pay dividends or make other distributions to our stockholders;

  •
  purchase or redeem capital stock or subordinated indebtedness;

  •
  make investments;

  •
  create liens;

  •
  incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

  •
  sell assets, including capital stock of our subsidiaries;

  •
  consolidate or merge with or into other companies or transfer all or substantially all of our assets; and

  •
  engage in transactions with affiliates.

        If we fail to comply with these covenants, we would be in default under the agreements governing our senior credit facilities, other debt and the Indenture, and the principal and accrued interest on the Senior Secured Notes and our other outstanding indebtedness may become due and payable. See "Liquidity and Capital Resources—Financing Arrangements" below. In addition, our revolving credit and letter of credit facilities contain, and our future indebtedness agreements may contain, additional affirmative and negative covenants which are generally more restrictive than those contained in the Indenture.

        As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Our revolving credit and letter of credit facilities require and our future credit facilities may require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those tests. The breach of any of these covenants could result in a default under our revolving credit and letter of credit facilities. Upon the occurrence of an event of default under our revolving credit and letter of credit facilities or future credit facilities, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

        The instruments governing certain of our indebtedness, including the Indenture and our revolving credit and letter of credit facilities, contain cross-default provisions. Under these provisions, a default under one instrument governing our indebtedness may constitute a default under our other instruments of indebtedness that contain cross default provisions, which could result in the related indebtedness and the indebtedness issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail operations to pay our creditors.

  Factors Associated with the Acquisition

        The acquisition of the CSD assets made us the largest operator of hazardous waste disposal facilities in North America with revenues for the year ended December 31, 2004 of $643.2 million. While we believe that the acquisition has the potential to generate significant value for stockholders, the acquisition also presents certain risks.

        Integration Issues.    Since the acquisition of the CSD assets effective September 7, 2002, we have focused upon integrating the operations acquired into our previous disclosure controls and procedures and internal controls over financial reporting. Prior to our acquisition of the CSD assets in 2002, Safety- Kleen had publicly disclosed that it historically had material deficiencies in many of its financial systems, processes and related internal controls. Due to the deficiencies in these systems and our belief that we would be able to utilize our own systems in order to improve the operations of the former CSD, we decided to integrate the United States operations of the former CSD into our business and financial reporting systems effective as of the acquisition date. As anticipated, we have experienced certain systems and efficiency issues in connection with the integration. We have made significant progress in integrating the CSD into our business and financial reporting systems and believe that all major systems for operations are substantially integrated and efficiently operating as of December 31, 2004. During the integration process, we identified the need for various enhancements to address needs that are unique to the CSD business and to improve system efficiencies. However, the significant increase in transaction volume, as well as the significant increase in the number of new users for our systems has increased the risk of human error or mistake during the integration period. Likewise, the acquisition and integration of a business much larger in size and scope of operations has increased the risk that conditions may have been introduced that the design of our systems of control has not anticipated. Our decision to integrate the operations of the former CSD into our business and financial reporting systems, combined with the replacement of the business model of the former CSD with our business model, has prevented us from being able to calculate meaningful changes in revenue due to volume, price or mix until after the first anniversary of the acquisition. Furthermore, Safety-Kleen's preexisting deficiencies in financial systems, processes and related internal controls increased the risk that the historical unaudited financial statements of the CSD's operations and cash flows which Safety-Kleen provided to us were not accurate. Prior to the acquisition, we conducted extensive due diligence investigations with respect to the operations and cash flows of the CSD; however, there is a risk due to the material deficiencies in Safety-Kleen's internal controls that undetected errors may exist in the financial statements provided by Safety-Kleen.

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

        Restriction of Access to Public Financing.    The rules of the SEC require us to file, as part of our periodic reports and registration statements for securities offerings, audited financial statements for the acquired business. As previously noted, prior to our acquisition of the CSD assets in 2002, Safety-Kleen had publicly disclosed that it had material deficiencies in many of its financial systems, processes and related internal controls. Safety-Kleen provided us audited balance sheets for the CSD as of the end of each of the CSD's three fiscal years ended August 31, 2001, but due to Safety-Kleen's material control deficiencies, Safety-Kleen's auditors advised Safety-Kleen that they were not be able to provide auditors' reports with respect to the CSD's statements of operations and cash flows for such three fiscal years. We received a "no-action letter" from the SEC staff with respect to our inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until we are able to file audited statements of operations and cash flows reflecting combined operations following our acquisition of the CSD assets for at least three years (or such lesser period as the SEC staff may permit in the future), we will not be able to file registration statements for public securities offerings (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent us from being able to access the public capital markets for a period of up to three years following the closing. In particular, in connection with our private placement on June 30, 2004 of $150.0 million of Senior Secured Notes, we entered into a registration rights agreement with the initial purchasers of such notes under which we agreed that, if we are unable to have declared effective by September 30, 2005 a registration statement under which we will offer to exchange such notes for registered notes having substantially the same terms, the interest rate on the Senior Secured Notes will increase from 11.25% to 11.50% (and thereafter an additional 0.25% for each six subsequent six-months period, up to a maximum interest rate on the notes of 12.25%) until we are able to effect such registration. The foregoing restrictions on our ability to access the public capital markets do not, however, prevent us from obtaining financing through other sources such as private equity or debt placements and bank loans.

        Required Financial Assurances.    We are required to carry significant amounts of insurance and occasionally post bid and performance bonds. Our ability to continue conducting operations could be adversely affected if we should become unable to obtain sufficient insurance or surety bonds at reasonable premiums and cash collateral levels to meet our business and regulatory requirements in the future. The availability of insurance may be influenced by developments within the insurance industry itself, as well as the insurers' or sureties' assessment of their risk of loss with us. Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Our total closure and post-closure costs requiring financial assurance by regulators are now approximately $277 million. We have placed all of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company. We were required to post letters of credit of approximately $73.5 million with Steadfast Insurance Company in order to obtain the insurance policies.

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

  Internal Control Weaknesses

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we are in the process of conducting an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        While our evaluation of internal control over financial reporting has not yet been completed, our management has concluded as of the date of this filing that we had a "material weakness" as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over the completeness and accuracy of our self-insured workers' compensation and motor vehicle liability reserves. Specifically, we did not have effective controls over estimating and monitoring self-insured workers' compensation and motor vehicle liability reserves. This control deficiency resulted in the restatement of our consolidated financial statements for the years ending December 31, 2003 and 2002, the restatement of the quarterly data for the fourth quarter ended December 31, 2003, as well as a fourth quarter audit adjustment in the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of workers' compensation and motor vehicle liability reserves that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constitutes a material weakness as of December 31, 2004.

        The existence of one or more material weaknesses as of December 31, 2004 precludes a conclusion that our internal control over financial reporting was effective as of that date, based on the criteria in the Internal Control-Integrated Framework. Accordingly, when our management ultimately completes its evaluation, we will conclude that our internal control over financial reporting was not effective as of December 31, 2004. In addition, our independent registered public accounting firm will issue an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004. Since we have not completed our testing and evaluation of our internal control over financial reporting and the control deficiencies identified to date, our management may ultimately identify additional control deficiencies as being material weaknesses in "Management's Report on Internal Control over Financial Reporting."

        Securities and Exchange Commission Release No. 34-50754, subject to certain conditions, provides up to 45 additional days beyond the original due date of this Form 10-K for the filing of management's report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. Management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than May 2, 2005.

        In order to remediate the control weakness in our internal control over financial reporting described above, we are now using an actuarial-based method for estimating our reserves for self-insured workers' compensation and motor vehicle liability reserves.

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

        Economic and Industry Conditions.    Economic downturns or recessionary conditions in North America can adversely affect the demand for our services. We believe that our revenues and profits were negatively affected in certain customer sectors by weak economic conditions in 2001 through 2003. However, we believe that the environmental services industry is on a secular uptrend that started in the late 1990s. Going back to the 1980s, the environmental services industry raised more capital and invested in more assets than the industry required. Starting in the early 1990s, the environmental services industry commenced a period of rationalization in which significant surplus capacity was eliminated, efficiency was increased and the industry consolidated into a few major companies.

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

        Seasonality.    Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities. Typically during the first quarter of each calendar year there is less demand for environmental remediation due to weather related reasons, particularly in the northern and Midwestern United States and Canada and increased possibility of unplanned weather related plant shutdowns.

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

        Compliance with Environmental Regulations.    The Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the "HWC MACT") rule of the Clean Air Act Amendments, promulgated on February 13, 2002, are identical to the technology-based emission standards, originally promulgated on September 30, 1999, for incinerators, cement kilns and lightweight aggregate kilns. We have spent approximately $27.5 million since September 7, 2002 in order to bring the Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah incineration facilities which we acquired as part of the CSD assets into compliance with the HWC MACT regulations. Future environmental regulations could cause us to make significant capital expenditures. We could also benefit from future environmental regulations if our competitors determine that it is not cost effective to upgrade their facilities. We believe that some facilities owned by others may not find it economical to upgrade to the

HWC MACT standards, which could result in the closure of some facilities. This could result in a reduction of incineration capacity and lead to improved pricing for incineration. However, we cannot assure that this will happen.

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

        From time to time, we have paid fines or penalties in governmental environmental enforcement proceedings, usually involving our waste transportation, storage and disposal facilities. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment, and vehicles, based on our compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about the compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material adverse impact on financial results. Although we have never had any of our facility operating permits revoked, suspended or not renewed involuntarily, no assurance can be given that such an occurrence will never happen. Such a potential occurrence is an inherent risk of the business.

        Possible Future Write-Downs of Assets.    We participate in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructuring during the past several years. Periodically, we review long-lived assets for impairment. At the end of each of 2003 and 2004, we determined based on this review that no asset write-downs were required; however, if conditions in the industry were to deteriorate significantly, certain assets could be determined to be impaired and an asset write-off could be required.

  Environmental Liabilities

        Our environmental liabilities consist of closure and post-closure liabilities at both our landfill and non-landfill sites, and remedial liabilities to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. A discussion of our closure, post-closure and remedial liabilities follows.

  Closure and Post-closure Liabilities

        Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the entity's credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet: (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) asset retirement costs capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 in the year ended December 31, 2003 was recorded as a change in accounting principle which requires that a cumulative effect adjustment be recorded in the statement of operations.

        The principal changes from our implementation of SFAS No. 143 were: (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at our then credit-adjusted risk-free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which is now expensed in the period incurred under SFAS No. 143, and (3) reductions in the closure and post-closure obligations due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.7 million resulted in a corresponding reduction in the value allocated to the assets acquired (see "Acquisition" in Item 1, "Business," above). The implementation also resulted in a net of tax cumulative-effect adjustment of $66 thousand recorded in the statement of operations for the year ended December 31, 2003. This adjustment was comprised of an increase to asset retirement obligations of $1.8 million and an increase to net asset retirement costs of $1.7 million.

        Closure and post-closure costs incurred are increased for inflation (1.15% and 2.0% for the years ended December 31, 2004 and 2003, respectively) and discounted at our credit-adjusted risk-free interest rate (12.5% and 14.0% for the years ended December 31, 2004 and 2003, respectively). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

  Landfill Accounting

        Landfill Accounting—We utilize the life cycle method of accounting for landfill costs and the units-of-consumption method to amortize landfill construction and asset retirement costs and record closure and post-closure obligations over the estimated useful life of a landfill. Under this method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. In addition, we include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill.

        Landfill assets—Landfill assets include the costs of landfill site acquisition, permitting, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

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

These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. In some instances, we have landfills that are engineered and constructed as "progressive trenches." In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, we amortize cell construction costs over the airspace within the entire trench, such that the cell construction costs will be fully amortized at the end of the trench useful life.

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

        Landfill final closure and post-closure liabilities—We have material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the "EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state by state basis. Estimates for the cost of these activities are developed by our engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

        Final closure costs include the costs required to cap the final cell of the landfill (if not included in cell closure) and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulation-mandated groundwater monitoring, leachate management and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations are fully accrued at the date the landfill discontinues accepting waste.

        For landfills purchased, we assessed and recorded the present value of the estimated closure and post-closure liability based upon the estimated final closure and post-closure costs and the percentage of airspace consumed as of the purchase date. Thereafter, the difference between the liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued prospectively on a units-of-consumption basis over the estimated useful economic life of the landfill.

        Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that we believe is probable of ultimately being permitted based on established criteria. We apply a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

  •
  Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

  •
  We expect to submit the application within the next year and expect to receive all necessary approvals to accept waste within the next five years.

  •
  At the time the expansion is included in our estimate of the landfill's useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located.

  •
  The owner of the landfill or we have a legal right to use or obtain land associated with the expansion plan.

  •
  There are no significant known political, technical, legal, or business restrictions or issues that could impair the success of such expansion.

  •
  A financial feasibility analysis has been completed and the results demonstrate that the expansion has a positive financial and operational impact such that management is committed to pursuing the expansion.

  •
  Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

        Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2004, there were three unpermitted expansions included in our landfill accounting model, which represents 32.4% of our remaining airspace at that date. Of these expansions, two do not represent exceptions to our established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application will not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace.

        As of December 31, 2004, we had 11 active landfill sites (including our two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name		Remaining Lives (Years)
	Location		Permitted	Unpermitted	Total
Altair	Texas	2	63	—	63
Buttonwillow	California	44	10,018	—	10,018
Deer Park	Texas	23	587	—	587
Deer Trail	Colorado	51	513	—	513
Grassy Mountain	Utah	24	761	1,366	2,127
Kimball	Nebraska	23	483	—	483
Lambton	Ontario	51	1,061	7,847	8,908
Lone Mountain	Oklahoma	18	1,463	—	1,463
Ryley	Alberta	29	1,111	—	1,111
Sawyer	North Dakota	40	449	—	449
Westmorland	California	68	2,732	—	2,732

			19,241	9,213	28,454

        We had 2.9 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2004. Permitted, but not highly probable, airspace is permitted airspace we currently do not expect to utilize; therefore, this airspace has not been included in the above table.

        The following table presents the remaining highly probable airspace from December 31, 2002 through December 31, 2004 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at December 31, 2002	25,288
Addition of highly probable airspace	4,280
Consumed during 2003	(687)
Change in estimate	150

Remaining capacity at December 31, 2003	29,031
Addition of highly probable airspace	141
Consumed during 2004	(780)
Change in estimate	62

Remaining capacity at December 31, 2004	28,454

  Non-Landfill Closure and Post-Closure

        Non-landfill closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance-based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more.

        We record environmental related accruals for closure and post-closure obligations at both our landfill and non-landfill operations. See above for further discussion of our methodology for estimating and recording these accruals.

        Reserves for closure and post-closure obligations are as follows (in thousands):

	2004	2003
Landfill facilities:
Cell closure	$14,959	$13,744
Facility closure	1,726	1,713
Post-closure	2,203	2,246

	18,888	17,703

Non-landfill retirement liability:
Facility closure	6,763	7,992

	25,651	25,695
Less obligation classified as current	2,930	6,480

Long-term closure and post-closure liability	$22,721	$19,215

        All of the landfill facilities included in the table above are active as of December 31, 2004.

        Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2005	$3,097
2006	3,347
2007	5,188
2008	7,207
2009	3,411
Thereafter	205,570

Undiscounted closure and post-closure liabilities	227,820
Less: Reserves to be provided (including discount of $120.1 million) over remaining site lives	(202,169)

Present value of closure and post-closure liabilities	$25,651

        The changes to closure and post-closure liabilities for the year ended December 31, 2004 are as follows (in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Statement of Operations	Other Changes in Estimates	Currency Translation, Reclassifications and Other	Payments	December 31, 2004
Landfill retirement liability	$17,703	$958	$2,460	$(1,069)	$(1,157)	$43	$(50)	$18,888
Non-landfill retirement liability	7,992	—	902	(928)	(8)	6	(1,201)	6,763

Total	$25,695	$958	$3,362	$(1,997)	$(1,165)	$49	$(1,251)	$25,651

        The changes to closure and post-closure liabilities for the year ended December 31, 2003 are as follows (in thousands):

	Decem- ber 31, 2002	Cumulative Effect of Changes in Accounting for Asset Retirement Obligations	Purchase Accounting Adjustment Due to Change in Accounting for Asset Retirement Obligations	Other Purchase Accounting Adjustments	New Asset Retirement Obligations	Accretion and Other Charges to Expense	Decrease Due to Increase in Highly Probable Airspace and other Changes in Estimates	Currency Translation, Reclassifi- cations and Other	Payments	Decem- ber 31, 2003
Landfill retirement liability	$60,765	$(79)	$(38,794)	$2,851	$1,004	$3,476	$(11,596)	$127	$(51)	$17,703
Non-landfill retirement liability	—	1,381	8,489	761	—	1,042	49	(1,045)	(2,685)	7,992

Total	$60,765	$1,302	$(30,305)	$3,612	$1,004	$4,518	$(11,547)	$(918)	$(2,736)	$25,695

        We adopted SFAS No. 143 as of January 1, 2003. The following table presents the liability for asset retirement obligations calculated on a pro forma basis as of December 31, 2002 as if the Statement had been previously adopted. The pro forma amounts of the liabilities were calculated using the same assumptions as were used upon the adoption of the Standard (amounts in thousands):

Pro Forma December 31, 2002
Landfill facilities	$24,748
Non-landfill facilities	8,871

Total	$33,619

        The following table shows the adjustment to restated net loss and basic and diluted loss per share as if SFAS No. 143 was adopted as of January 1, 2002 (in thousands except for per share amounts):

(Restated) 2002
Restated net loss	$(28,447)
Accretion of closure and post-closure, net of tax	155

Adjusted net loss	$(28,292)

Basic loss per share:
Restated loss attributable to common shareholders	$(2.44)
Accretion of closure and post-closure, net of tax	0.01

Adjusted restated loss attributable to common shareholders	$(2.43)

Diluted loss per share:
Restated loss attributable to common shareholders	$(2.44)
Accretion of closure and post-closure, net of tax	0.01

Adjusted restated loss attributable to common shareholders	$(2.43)

  Remedial Liabilities

        Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of our remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp, and we believe that the remedial obligations did not arise from normal operations.

  Discounting of Remedial Liabilities

        Remedial liabilities are discounted only when the timing of the payments is fixed and the amounts are determinable. Our experience has been that the timing of the payments is not usually fixed so, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, we recorded the remedial liabilities assumed as part of the acquisition of the CSD at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounted to its present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

  •
  Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%).

  •
  Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of ours that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting.

  Claims for Recovery

        We record claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2004 and 2003, we had recorded no such claims.

        Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our operating subsidiaries' remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Item 3, "Legal Proceedings," Superfund liabilities also include certain Superfund liabilities to governmental entities for which we are potentially liable to reimburse the Sellers in connection with our 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

        SFAS No. 143 applies to asset retirement obligations that arise from ordinary business operations. We became subject to almost all of our remedial liabilities as part of the acquisition of the CSD from Safety-Kleen Corp., and we believe that most of the remedial obligations did not arise from normal operations.

        We record environmental-related accruals for remedial obligations at both our landfill and non-landfill operations. See above for further discussion of our methodology for estimating and recording these accruals.

        Reserves for remedial obligations are as follows (in thousands):

	2004	2003
Remedial liabilities for landfill sites	$4,985	$5,525
Remedial liabilities for discontinued facilities not now used in the active conduct of our business	95,116	97,535
Remedial liabilities (including Superfund) for non-landfill open sites	55,516	54,376

	155,617	157,436
Less obligation classified as current	11,328	14,802

Long-term remedial liability	$144,289	$142,634

        Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2005	$11,328
2006	11,351
2007	16,970
2008	16,490
2009	12,185
Thereafter	133,535

Undiscounted remedial liabilities	201,859
Less: Discount	(46,242)

Present value of remedial liabilities	$155,617

        The anticipated payments for Long-term Maintenance range from $4.5 million to $6.9 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $1.1 million to $8.2 million per year with an average expected payment of $5.0 million per year. Legal and Superfund liabilities payments are expected to be between $1.7 million and $2.8 million per year for the next five years with the exception of 2009 where spending is anticipated to be $6.4 million primarily because of one case. These estimates are managed on a daily basis, reviewed at least quarterly, and adjusted as additional information becomes available.

        The changes to remedial liabilities for the year ended December 31, 2004 are as follows (in thousands):

	December 31, 2003	Accretion	Changes in Estimate Charged to Statement of Operations	Other Changes in Estimate	Currency Translation, Reclassifications and Other	Payments	December 31, 2004
Remedial liabilities for landfill sites	$5,525	$225	$(420)	$—	$140	$(485)	$4,985
Remedial liabilities for discontinued facilities not now used in the active conduct of our business	97,535	4,390	(841)	392	196	(6,556)	95,116
Remedial liabilities (including Superfund) for non-landfill open sites	54,376	2,417	(29)	—	765	(2,013)	55,516

Total	$157,436	$7,032	$(1,290)	$392	$1,101	$(9,054)	$155,617

        The changes to remedial liabilities for the year ended December 31, 2003 are as follows (in thousands):

	December 31, 2002	Cumulative Effect of Changes in Accounting for Asset Retirement Obligations	Purchase Accounting Adjustment Due to Change in Accounting for Asset Retirement Obligations	Other Purchase Accounting Adjustments	Accretion and Other Charges to Expense	Currency Translation, Reclassifications and Other	Payments	December 31, 2003
Remedial liabilities for landfill sites	$4,519	$—	$—	$662	$230	$358	$(244)	$5,525
Remedial liabilities for discontinued facilities not now used in the active conduct of our business	104,899	537	(16,363)	6,003	3,804	2,228	(3,573)	97,535
Remedial liabilities (including Superfund) for non-landfill open sites	34,428	—	(16)	18,059	2,347	978	(1,420)	54,376

Total	$143,846	$537	$(16,379)	$24,724	$6,381	$3,564	$(5,237)	$157,436

        Estimation of Certain Preacquisition Contingencies—SFAS No. 5, "Accounting for Contingencies," requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price those assumed liabilities which are not both probable and estimable. As described in Item 3, "Legal Proceedings," under the headings "Ville Mercier Legal Proceedings" and "Marine Shale Processors," as of December 31, 2002 we were unable to estimate the amount of potential remedial liabilities in connection with the facility and sites which are the subject of these proceedings, but, as part of the integration plan of the CSD acquisition, we committed to obtaining the data required so that we could record such potential liabilities as adjustments to the purchase price. Sufficient additional information on these proceedings was obtained prior to the first anniversary to allow us to record these potential liabilities as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles in the United States. Accordingly, additional discounted environmental liabilities were recorded as part of the purchase price in the quarter ended September 30, 2003. At December 31, 2004, we had recorded reserves of $13.7 million and $10.6 million relating to Marine Shale Processors and the Ville Mercier Legal Proceedings, respectively.

        Remedial liabilities, including Superfund liabilities—As described in the tables above under "Reserves for remedial obligations," we had as of December 31, 2004 a total of $155.6 million of estimated liabilities for remediation of environmental contamination, of which $5.0 million related to our landfills and $150.6 million related to non-landfill facilities (including Superfund sites owned by third parties). We periodically evaluate potential remedial liabilities at sites that we own or operate or to which we or the Sellers of the CSD assets (or the respective predecessors of us or the Sellers) transported or disposed of waste, including 56 Superfund sites as of December 31, 2004. We periodically review and evaluate sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of our (or the Sellers') alleged connection with the site, the extent (if any) to which we believe we may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting us (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where we conclude that it is probable that a liability has been incurred, we reserve, based upon management's judgment and prior experience, for our best estimate of the liability.

        Remediation liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminants differ from the results of the site investigation, and there is a risk that contaminants exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful, which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional information becomes available.

        In connection with our acquisition of the CSD assets, we performed extensive due diligence, including hiring third-party engineers and attorneys to estimate accurately the aggregate liability for remedial liabilities to which we became potentially liable as a result of the acquisition. Those remedial liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which we acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which we agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities. In the case of each such facility and site, our estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated cleanup activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon our analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, we estimate that our aggregate liabilities as of December 31, 2004 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of our owned or leased facilities and the Superfund sites for which we have current or potential liability is approximately $155.6 million. We also estimate that it is "reasonably possible" as that term is defined in SFAS No. 5

("more than remote but less than likely"), that the amount of such total liabilities could be up to $22.3 million greater than such $155.6 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since our satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, we cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

        Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of our business (14 facilities)	$38,490	24.7%	$7,534
Discontinued CSD facilities not now used in active conduct of our business but acquired because assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (18 facilities)	94,939	61.0	11,471
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (19 sites)	20,180	13.0	1,863
Sites for which we had liabilities prior to the acquisition of CSD assets (3 Superfund sites and 6 other sites)	2,008	1.3	1,475

Total	$155,617	100.0%	$22,343

        Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$38,552	24.8%	$5,391
Bridgeport, NJ	Closed incinerator	27,657	17.8	3,345
Marine Shale Processors	Potential third party Superfund site	13,739	8.8	1,379
Mercier, Quebec	Open incineration facility and legal proceedings	11,325	7.3	1,163
Roebuck, SC	Closed incinerator	10,438	6.7	832
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	47,271	30.4	9,556
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either us or the Sellers (or their predecessors) are present (21 sites)	6,635	4.2	677

Total		$155,617	100.0%	$22,343

        Revisions to remedial reserve requirements may result in upward or downward adjustments to income from operations in any given period. We believe that our extensive experience in the environmental services business, as well as our involvement with a large number of sites, provides a reasonable basis for estimating our aggregate liability. It is reasonably possible that legal, technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

  Liquidity and Capital Resources

  Cash and Cash Equivalents

        We believe that our primary source of liquidity is from cash flows from operations, existing cash, marketable securities owned, funds available to borrow under the Revolving Facility and anticipated proceeds from assets held for sale. For the year ended December 31, 2004, we generated cash from operations of $52.5 million. As of December 31, 2004, cash and cash equivalents were approximately $31.1 million, marketable securities were $16.8 million, funds available to borrow under the Revolving Facility were $28.8 million and properties held for sale was $8.8 million. As further discussed below under "The 2004 Refinancing," on June 30, 2004, we refinanced our outstanding debt and redeemed our then outstanding Series C Preferred Stock. The refinancing resulted in our having both more cash on hand and funds available to borrow under our Revolving Facility.

        We intend to use our existing cash and cash flow from operations to fund future operating expenses and recurring capital expenditures. We anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for the foreseeable future. As part of the CSD acquisition, we assumed environmental liabilities of the

CSD valued at $184.5 million. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

  Cash Flows for 2004

        For the year ended December 31, 2004, we generated approximately $52.5 million of cash from operating activities. Non-cash expenses, net recorded for the year totaled $46.4 million. These non-cash expenses consisted primarily of $24.1 million for depreciation and amortization, $10.4 million for the accretion of environmental liabilities, refinancing expenses of $7.1 million, $2.3 million for amortization of deferred financing costs and a loss on the embedded derivative of $1.6 million. Other sources of cash totaled $30.4 million which primarily consisted of an increase in other accrued expenses of $11.6 million, an increase in accounts payable of $9.2 million due to the timing of payments made and higher levels of expenses in the fourth quarter of 2004 as compared to the fourth quarter of 2003, a $4.4 million decrease in unbilled accounts receivable due to improvements in the timeliness of billing our customers in 2004 as compared to 2003, and $3.7 million decrease in other assets that was almost entirely due to reclassifying to current prepaid expenses the cash value of a closure and post-closure policy for our Kimball facility. These sources of cash were partially offset by other uses of cash that totaled $27.0 million consisting primarily of a decrease in closure, post-closure and remedial liabilities of $13.0 million relating primarily to expenditures made for such liabilities, an increase in accounts receivable of $6.1 million due to a higher level of revenues in the quarter ended December 2004 compared with the quarter ended December 2003, an increase in prepaid expenses of $4.8 million primarily due to the transfer of the cash value of the closure and post-closure policy for our Kimball facility, a $1.3 million decrease in supplies inventories due primarily to a program initiated in the fourth quarter of 2004 to outsource to a third party the responsibility of stocking supplies at our Site and Technical Services locations, and a $1.1 million decrease in the amount of deferred waste on hand as of December 31, 2004 as compared to December 31, 2003.

        For year ended December 31, 2004, we generated $47.6 million of cash from investing activities. Sources of cash from investing activities totaled $169.3 million and consisted of proceeds from the net sale of restricted investments of $93.2 million that resulted primarily from our no longer being required to post cash collateral for financial assurance for closure and post closure care of our facilities, proceeds from the sale of marketable securities of $73.9 million and proceeds from the sale of fixed assets of $2.2 million. Partially offsetting these sources of cash were uses of cash to acquire property, plant and equipment and permits of $26.6 million, the purchases of marketable securities of $90.7 million and the cost of restricted investment purchased of $4.4 million.

        For the year ended December 31, 2004, we used $75.8 million of cash in our financing activities. Sources of cash from financing activities totaled $149.3 million and consisted almost entirely of the issuance of Senior Secured Notes (net of issue discount) of $148.0 million. This was offset by uses of cash from financing activities that totaled $225.1 million and consisted primarily of repayments of Senior Loans and Subordinated Loans of $107.2 million and $40.0 million, respectively, repayment of the former Revolving Credit Facility of $35.2 million, redemption of the Series C Preferred Stock of $25.0 million, financing costs incurred of $10.3 million, debt extinguishment payments of $3.4 million and dividend payments on the Series B and Series C Preferred Stocks totaling $2.2 million.

        We used the cash generated from investing activities of $47.6 million together with the $52.5 million of cash generated from operations and $0.5 million generated from the favorable foreign exchange impact on cash to fund the financing activities of $75.8 million previously discussed, and to increase the amount of cash on hand by $24.8 million.

  Cash Flows for 2003

        For the year ended December 31, 2003, we generated $38.9 million of cash from operating activities. Non-cash expenses recorded for the year ended December 31, 2003 totaled $43.6 million and consisted primarily of $26.5 million in depreciation and amortization, and $11.1 million in accretion of environmental liabilities. Other sources of cash totaled $29.1 million and consisted primarily of reductions in our accounts receivable of $20.3 million and reductions in our unbilled accounts receivable of $4.5 million. These reductions in accounts receivable and unbilled accounts receivable resulted primarily from resolving certain issues relating to the integration of the former CSD into our operations. Largely offsetting sources of cash were uses of cash that totaled $33.9 million and consisted primarily of the net loss for the year of $17.6 million and $8.3 million in environmental spending for remedial and landfill liabilities.

        For the year ended December 31, 2003, we used approximately $53.0 million of cash in investing activities. This consisted of approximately $34.8 million in capital investment, $20.0 million of which was related to becoming compliant with the new MACT standards, and restricted investments purchased of $34.9 million to support letters of credit for our financial assurance and insurance programs. These uses were partially offset from proceeds of $2.3 million realized from the sale of real estate and equipment that we determined to be surplus, proceeds of $6.6 million generated from the sale of restricted investments, and proceeds of $7.9 million associated with the acquisition of certain CSD assets (of which $7.8 million was a global payment received from Safety-Kleen Corp. in settlement of various issues arising from our acquisition of the CSD assets).

        For the year ended December 31, 2003, we obtained net funds from financing of $5.9 million. Cash from financing activities was $18.5 million, which consisted almost entirely of $17.5 million in net borrowings on our then revolving credit facility. We used cash from financing activities of $18.5 million, together with cash generated from operations of $38.9 million, reductions in cash balances of $7.3 million and the positive effect of exchange rate change on cash of $0.9 million to fund net investing activities of $53.0 million, repay $7.8 million in senior term loans and fund other financing activities of $4.8 million.

  The 2004 Refinancing

        Prior to June 30, 2004, we had outstanding a $100.0 million three-year revolving credit facility (the "Revolving Credit Facility"), $115.0 million of three-year non-amortizing term loans (the "Senior Loans") and $40.0 million of five-year non-amortizing subordinated loans (the "Subordinated Loans"). In addition to such financings, we had established a letter of credit facility (the "L/C Facility") under which we could obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit. On June 30, 2004, we refinanced our debt under the Revolving Credit Facility, the Senior Loans and the Subordinated Loans by issuing $150.0 million of eight-year Senior Secured Notes (the "Senior Secured Notes") and entering into a $30.0 million revolving credit facility (the "Revolving Facility") as described below. Additionally, we replaced the L/C Facility with a synthetic letter of credit facility (the "Synthetic LC Facility") whereby we may obtain up to $90.0 million of letters of credit as described below.

        The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

        Senior Secured Notes.    We issued the Senior Secured Notes under an Indenture dated June 30, 2004 (the "Indenture"). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. We issued the Senior Secured Notes at a $2.0 million discount that resulted in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15, commencing on January 15, 2005.

        The Senior Secured Notes are secured by a second-priority lien on all of the domestic assets of Clean Harbors, Inc. and our domestic subsidiaries that secure our reimbursement obligations under the Synthetic LC Facility on a first-priority basis (as described below); provided that such assets do not include any capital stock, notes, instruments, other equity interests of any of our subsidiaries, accounts receivable, and certain other excluded collateral as provided in the Indenture. The Senior Secured Notes are jointly and severally guaranteed on a senior secured second-lien basis by substantially all of our existing and future domestic subsidiaries. The Senior Secured Notes are not guaranteed by our foreign subsidiaries.

        The Indenture provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period's Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers ("Excess Cash Flow Offers") to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. "Excess Cash Flow" is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of ours.

        Excess Cash Flow for the six months ended December 31, 2004 was $9.8 million, and we anticipate Excess Cash Flow will be generated from operations during the six-month period ending June 30, 2005. Accordingly, we may be required, within 120 days following June 30, 2005, to offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2005. However, at December 31, 2004, we had no outstanding first-lien obligations under our Revolving Facility or Synthetic LC Facility and the market price of the Senior Secured Notes was in excess of the 104% of principal amount at which we are required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes would accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2005 at which we will be required to make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2005, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture's requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

        The $6.3 million cost associated with the issuance of the Senior Secured Notes was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Senior Secured Notes.

        Revolving Facility.    Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the "Credit Agreement") among us, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the "LC Facility Lenders") thereunder, and certain other parties. The Revolving Facility allows us to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for us and our U.S. subsidiaries equal to $24.7 million and a line for our Canadian subsidiaries of $5.3 million. The Revolving Facility also allows us to issue up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At December 31, 2004, we had no borrowings and $1.2 million of letters of credit outstanding under the Revolving Facility, and we had approximately $28.8 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or

Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

        The Revolving Facility is secured by a first security interest in accounts receivable and a second security interest in substantially all other assets. The Revolving Facility prohibits the payment of dividends on our common stock but allows the payment of dividends on our Series B Preferred Stock.

        Under the Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.80 to 1.0 and 2.55 to 1.0 for the four-quarter periods ended or ending December 31, 2004 and March 31, 2005, respectively. The maximum Leverage Ratio is then reduced to no more than 2.50 to 1.0 for the four-quarter periods ending June 30, 2005 through March 31, 2006, and then, in approximately equal increments, to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of our consolidated indebtedness to our consolidated EBITDA achieved for the latest four-quarter period. For the four-quarter period ended December 31, 2004, the Leverage Ratio was 1.81 to 1.0, which was within covenant.

        We are also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.40 to 1.0 and 2.65 to 1.0 for the four-quarter periods ended or ending December 31, 2004 and March 31, 2005, respectively. The minimum Interest Coverage Ratio is then increased to not less than 2.70 to 1.0 for the four-quarter periods ending June 30, 2005 through December 31, 2005, and then, in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2007, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of our consolidated EBITDA to our consolidated interest expense. For the four-quarter period December 31, 2004, the Interest Coverage Ratio was 3.32 to 1.0, which was within covenant.

        We are also required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period, commencing with the quarter ended December 31, 2004. For the period ended December 31, 2004, our fixed charge coverage ratio was 1.74 to 1.0, which was within covenant.

        The $0.3 million cost associated with the issuance of the Revolving Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Revolving Facility.

        Synthetic LC Facility.    The Synthetic LC Facility provides that Credit Suisse First Boston (the "LC Facility Issuing Bank") will issue up to $90.0 million of letters of credit at our request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the "Credit-Linked Account") to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy our reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of our assets and of our domestic subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. We are required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At December 31, 2004, letters of credit outstanding under the Synthetic LC facility were $89.4 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

        The $3.1 million cost associated with the issuance of the Synthetic LC Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Synthetic LC Facility.

  Redemption of Series C Preferred Stock

        Prior to June 30, 2004, we had outstanding 25,000 shares of Series C Convertible Preferred Stock, $0.01 par value ("Series C Preferred Stock"). The Series C Preferred Stock was entitled to receive dividends at an annual rate of 6.0% (such dividends were paid in cash through March 2003 and thereafter accrued and compounded through the redemption date). We issued the Series C Preferred Stock for $25.0 million on September 10, 2002, and incurred $2.9 million of issuance costs. We determined that the Series C Preferred Stock should be recorded on our financial statements as though the Series C Preferred Stock consisted of two components, namely: (i) non-convertible redeemable preferred stock (the "Host Contract") with a 6.0% annual dividend and (ii) an embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. The Series C Preferred Stock reported on our consolidated balance sheet consisted only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which had been recorded through the balance sheet date with regard to the discount which was originally recorded for the Host Contract, plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs were being accreted over the life of the Series C Preferred Stock, with such accretion being recorded as a reduction in additional paid-in-capital. During the period from January 1 through June 30, 2004, we recorded accretion on the discount and issuance costs of the Series C Preferred Stock of $0.7 million. For the six-month period ended December 31, 2004, no accretion was recorded because of the redemption of the Series C Preferred Stock on June 30, 2004. For the year ended December 31, 2003, the amount of accretion recorded as a reduction to additional paid-in capital was $1.3 million. For the year ended December 31, 2002, we recorded in Other Long-term Liabilities the fair value of the Embedded Derivative and periodically marked that value to market. As of December 31, 2003, the market value of the Embedded Derivative was determined to be $9.6 million, and we recorded $0.4 million of Other Expense during 2003 to adjust the carrying value of the Embedded Derivative to fair value. As noted below, on June 30, 2004 we redeemed the Series C Preferred Stock. At that time, the market value of the Embedded Derivative was determined to be $11.2 million and we recorded other expense of $1.6 million through June 30, 2004 to reflect such adjustment.

        On June 30, 2004, we redeemed the Series C Preferred Stock for $25.0 million in cash and paid accrued dividends of $2.0 million. The difference between the $25.0 million paid and the carrying amount of the Series C Preferred Stock of $17.2 million on June 30, 2004 was charged to additional paid-in capital. In addition, we issued warrants to purchase 2.8 million shares of our common stock, and we paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants issued are exercisable at $8.00 per common share and expire on September 10, 2009. We settled the $11.2 million Embedded Derivative liability through the issuance of the 2.8 million warrants (which we valued using the Black-Scholes option pricing model at $9.2 million) together with the $0.4 million of cash that was paid in lieu of warrants, which resulted in a gain on the settlement of the Embedded Derivative of $1.6 million. The gain on the settlement of the Embedded Derivative was recorded as a reduction to refinancing-related expenses. The value of the warrants issued of $9.2 million was credited to additional paid-in capital. Because of the redemption of the Series C Preferred Stock on June 30, 2004, we will not be required to make mark-to-market adjustments to our reported income (loss) associated with the Embedded Derivative for any period subsequent to June 30, 2004.

  Contractual Obligations

        The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2004 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Closure, post-closure and remedial liabilities	$181,268	$14,425	$36,856	$39,294	$90,694
Long-term debt	150,000	—	—	—	150,000
Interest on long-term obligations	128,457	17,044	34,151	34,254	43,008
Capital leases	5,722	1,872	2,885	955	10
Operating leases	25,527	9,104	9,979	5,147	1,297

Total contractual obligations	$490,974	$42,445	$83,870	$79,649	$285,010

        The current fair value of the closure, post-closure and remedial liabilities of $181.3 million is net of discounting of $166.4 million and $82.1 million of closure and post-closure liabilities to be provided over the remaining site lives.

        The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2004 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$90,543	$90,543	$—	$—	$—

Total commercial commitments	$90,543	$90,543	$—	$—	$—

        We obtained substantially all of the standby letters of credit described in the above table as security for financial assurance obligations which we were required to provide to regulatory bodies for the hazardous waste facilities and which would be called only in the event that we failed to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As further discussed above under "Financing Arrangements," we obtained substantially all of the standby letters of credit described in the above table under our synthetic letter of credit facility (the "Synthetic LC Facility"). The Synthetic LC Facility provides that Credit Suisse First Boston (the "LC Facility Issuing Bank") will issue up to $90.0 million of letters of credit at our request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the "Credit-Linked Account") to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy our reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of Clean Harbors, Inc. and our domestic subsidiaries.

  Off-Balance Sheet Arrangements

        Except for our obligations under operating leases and letters of credit described above under "Contractual Obligations" and performance obligations incurred in the ordinary course of business, we are not now party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.

  Capital Expenditures

        We anticipate that 2005 capital spending will be between $25.0 million and $30.0 million of which $1.0 million relates to complying with environmental regulations.

  Stockholder Matters

        Stockholders' equity was $11.0 million at December 31, 2004, or $0.78 per weighted average share outstanding, compared to $7.7 million at December 31, 2003, or $0.57 per weighted average share outstanding. Stockholders' equity increased due to the issuance of warrants valued at $9.2 million, earnings for the year ended December 31, 2004 of $2.6 million, the favorable effect of foreign currency translation of $2.2 million and increases primarily related to the exercise of stock options and stock purchases under the employee stock purchase plan that totaled $0.9 million. These increases to stockholders' equity were partially offset by the loss on redemption of the Series C Preferred Stock of $9.9 million, the dividends declared on the Series B and C Preferred Stock of $1.0 million, and the accretion of the Series C Preferred Stock discount and issuance costs of $0.7 million.

        Stockholders' equity was $7.7 million at December 31, 2003, or $0.57 per weighted average share outstanding, compared to $20.4 million at December 31, 2002, or $1.67 per weighted average share outstanding. Stockholders' equity decreased due the loss for the year ended December 31, 2004 of $17.6 million, the dividends declared on the Series B and Series C Preferred Stock of $1.7 million, and the accretion of the discount and issuance costs of the Series C Preferred Stock of $1.3 million. These decreases to stockholders' equity were partially offset by the favorable effects of foreign currency translation of $6.8 million, and increases primarily related to the exercise of stock options and stock purchases under the employee stock purchase plan that totaled $1.1 million.

        In connection with the issuance on April 30, 2001 of Subordinated Notes (that were repaid in September 2002), the Company issued warrants to purchase 1,519,020 shares of common stock exercisable at $0.01 per share and expiring on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and warrants were allocated based on the relative fair value of the warrants and Subordinated Notes. During the year ended December 31, 2002, warrants for 281,212 shares were exercised, 892 warrants were cancelled upon net exercise, and 1,236,916 warrants remained outstanding at December 31, 2002. During the year ended December 31, 2003, warrants for 1,236,010 shares were exercised, 906 warrants were cancelled upon net exercise, and no warrants remained outstanding at December 31, 2003.

        As previously described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Redeemable Series C Preferred Stock," on June 30, 2004, the Company issued warrants to purchase 2.8 million shares of the Company's common stock and the Company paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants issued are exercisable at $8.00 per common share and expire on September 10, 2009. As of December 31, 2004, there were 2,775,000 warrants outstanding. On February 11, 2005, warrants for 717,060 shares were exercised in a cashless exercise that resulted in the issuance of 420,571 shares of common stock. In connection with the cashless exercise, warrants for 296,489 shares were cancelled. As of February 11, 2005, warrants for 2,057,940 shares remained outstanding.

        On February 16, 1993, Clean Harbors, Inc. issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Series B Preferred Stock"), for the acquisition of our Spring Grove facility. The liquidation value of each share of Series B Preferred Stock is the liquidation preference of $50.00 plus unpaid dividends. Series B Preferred Stock may be converted by the holder into common stock at a conversion rate which, as of December 31, 2004, was equal to $16.45 per share and is subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. The Company has the option to redeem the Series B Preferred Stock at the liquidation preference plus any accrued dividends with no redemption premium. Each share of Series B Preferred Stock entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value. On October 19, 2004, 42,000 shares of Series B Preferred Stock were converted into 127,680 shares of common stock. As of December 31, 2004, the Company had 70,000 shares of Series B Preferred Stock outstanding.

        Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Due to loan covenant restrictions, the Company paid the third and fourth quarter 2003 and the first and second quarter 2004 dividends in equivalent value of common stock. Dividends for other quarters included in the years ended December 31, 2004, 2003 and 2002, were paid in cash.

  New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was revised in December 2003 as FIN 46R. FIN 46R further explains how to identify a Variable Interest Entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of that VIE in its financial statements. FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities. FIN 46R had no material impact our results of operations since we have no special purpose entities.

        In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. We adopted the revised SFAS No. 132 effective December 31, 2004. See Note 22 of the Consolidated Financial Statements for further discussion of employee benefit plans.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21. The other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on our results of operations, financial position or cash flows.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after

June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our results of operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 amends Accounting Principles Board ("APB") Opinion No. 29, by eliminating the exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception and replaces it with a general exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our results of operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) replaces SFAS No.123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires companies to report compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. The disclosure requirements under SFAS 123(R) are effective for interim periods beginning after June 15, 2005. On March 29, 2005, the SEC issued SAB 107, "Share-Based Payment," that expresses the views of the SEC staff regarding the application of SFAS No. 123(R). We are studying the Statement and the Bulletin. The Statement will increase compensation expense starting July 1, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk on the interest that is paid on debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at December 31, 2004 (dollars in thousands):

Scheduled Maturity Dates	2005	2006	2007	2008	2009	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$—	$150,000	$150,000
Capital Lease Obligations	1,522	1,488	1,081	776	130	10	5,007

Total	$1,522	$1,488	$1,081	$776	$130	$150,010	$155,007

Weighted average interest rate on fixed rate borrowings	11.4%	11.4%	11.5%	11.5%	11.5%	11.5%

        As further discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "The 2004 Refinancing," the Indenture under which the Senior Secured Notes were issued may require us to repurchase the Senior Secured Notes in the amount of 50% of "Excess Cash Flow" generated during the twelve-month period ending June 30, 2005. At December 31, 2004, the market price of the Senior Secured Notes was in excess of the 104% principal amount at which we are required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes would accept an Excess Cash Flow Offer made in accordance with the Indenture and Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2005 at which we will be required to make such offer.

        In addition to the fixed rate borrowings described in the table above, we have a $30.0 million Revolving Facility which bears interest at variable interest rates of either the U.S. or Canadian prime rate or the Eurodollar rate plus 1.50%, depending on the currency of the underlying loan. This total of $30.0 million is separated into two lines of credit, namely a line for us and our U.S. subsidiaries equal to $24.7 million and a line for our Canadian subsidiaries of $5.3 million. No loans were outstanding under the Revolving Facility at December 31, 2004. We also have a $90.0 million of letters of credit available at request under the Synthetic LC Facility. We are required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At December 31, 2004, letters of credit outstanding under the Synthetic LC Facility were $89.4 million.

        Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in the Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar, or between the Mexican peso and the U.S. dollar. During the twelve-month periods ended December 31, 2004 and December 31, 2003, total foreign currency losses were $1.0 million and $2.6 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 27.2% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are subject to foreign currency transaction gains or losses. During the years ended December 31, 2004 and 2003, the U.S. dollar fell approximately 7.7% and 22%, respectively, against the Canadian dollar resulting in foreign currency losses of $970 thousand and $2.6 million, respectively. The average exchange rate for the year ended December 31, 2004 was 1.30 Canadian dollars to the U.S. dollar. Had the Canadian dollar been 10% stronger against the U.S. dollar, we would have reported increased net income by approximately $1.4 million. Had the Canadian dollar been 10% weaker against the U.S. dollar, we would have reported decreased net income by approximately $1.4 million. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company restated its financial statements for the years ended December 31, 2003 and 2002 to correct its accounting for self-insured workers' compensation and motor vehicle insurance claims.

As described in Note 4(m) and Note 12 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 31, 2005

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the years ended December 31,
	2004	(Restated) 2003	(Restated) 2002
Revenues	$643,219	$610,969	$350,133
Cost of revenues	464,838	453,461	252,469
Selling, general and administrative expenses	104,509	108,430	61,518
Accretion of environmental liabilities	10,394	11,114	1,199
Depreciation and amortization	24,094	26,482	15,508
Restructuring	—	(124)	750
Other acquisition costs	—	—	5,406

Income from operations	39,384	11,606	13,283
Other income (expense)	(1,345)	(94)	129
(Loss) on refinancings	(7,099)	—	(24,658)
Interest (expense), net of interest income of $692, $1,003 and $478, respectively	(22,297)	(23,724)	(13,414)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	8,643	(12,212)	(24,660)
Provision for income taxes	6,043	5,322	3,787

Income (loss) before cumulative effect of change in accounting principle	2,600	(17,534)	(28,447)
Cumulative effect of change in accounting principle, net of taxes	—	66	—

Net income (loss)	2,600	(17,600)	(28,447)
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock	11,798	3,287	1,291

Net loss attributable to common shareholders	$(9,198)	$(20,887)	$(29,738)

Basic loss per share:
Loss before cumulative effect of change in accounting principle	$(0.65)	$(1.54)	$(2.44)
Cumulative effect of change in accounting principle, net of tax	—	—	—

Basic loss attributable to common shareholders	$(0.65)	$(1.54)	$(2.44)

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.65)	$(1.54)	$(2.44)
Cumulative effect of change in accounting principle, net of tax	—	—	—

Diluted loss attributable to common shareholders	$(0.65)	$(1.54)	$(2.44)

Weighted average common shares outstanding	14,099	13,553	12,189

Weighted average common shares outstanding plus potentially dilutive common shares	14,099	13,553	12,189

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2004	(Restated) 2003
Current assets:
Cash and cash equivalents	$31,081	$6,331
Marketable securities	16,800	—
Accounts receivable, net of allowance for doubtful accounts of $3,723 and $3,572, respectively	120,886	114,429
Unbilled accounts receivable	5,377	9,476
Deferred costs	4,923	5,395
Prepaid expenses	13,407	8,582
Supplies inventories	10,318	9,018
Deferred tax asset	188	178
Properties held for sale	8,849	12,690

Total current assets	211,829	166,099

Property, plant, and equipment:
Land	13,992	14,492
Landfill assets	7,435	3,579
Buildings and improvements	90,045	84,649
Vehicles and equipment	204,227	165,687
Furniture and fixtures	2,283	2,604
Construction in progress	13,635	25,931

	331,617	296,942
Less—accumulated depreciation and amortization	151,091	130,400

	180,526	166,542

Other assets:
Restricted cash	—	88,817
Deferred financing costs	8,950	6,297
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated amortization of $22,557 and $17,630, respectively	80,463	79,811
Deferred tax asset	488	6,594
Other	3,414	6,967

	112,347	207,518

Total assets	$504,702	$540,159

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

(dollars in thousands)

	As of December 31,
	2004	(Restated) 2003
Current liabilities:
Uncashed checks	$6,542	$5,983
Revolving credit facility	—	35,291
Current portion of capital lease obligations	1,522	1,207
Accounts payable	70,363	60,611
Accrued disposal costs	3,032	2,021
Deferred revenue	22,060	22,799
Other accrued expenses	41,054	33,857
Current portion of closure, post-closure and remedial liabilities	14,258	21,282
Income taxes payable	2,302	2,623

Total current liabilities	161,133	185,674

Other liabilities:
Closure and post-closure liabilities, less current portion of $2,930 and $6,480, respectively	22,721	19,215
Remedial liabilities, less current portion of $11,328 and $14,802, respectively	144,289	142,634
Long-term obligations, less current maturities	148,122	147,209
Capital lease obligations, less current portion	3,485	3,412
Other long-term liabilities	13,298	18,055
Accrued pension cost	616	633

Total other liabilities	332,531	331,158

Commitments and contingent liabilities
Redeemable Series C Convertible Preferred Stock, $.01 par value: authorized 25,000 shares; issued and outstanding 0 and 25,000 shares, respectively, net of issuance costs and fair value of embedded derivative	—	15,631
Stockholders' equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock: authorized 894,585 shares; issued and outstanding—none	—	—
Series B convertible preferred stock: authorized 156,416 shares; issued and outstanding 70,000 and 112,000 shares, respectively (liquidation preference of $3.5 million and $5.6 million, respectively)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 14,327,224 and 13,911,212 shares, respectively	143	139
Additional paid-in capital	62,165	63,642
Accumulated other comprehensive income	8,667	6,452
Accumulated deficit	(59,938)	(62,538)

Total stockholders' equity	11,038	7,696

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$504,702	$540,159

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2004	(Restated) 2003	(Restated) 2002
Cash flows from operating activities:
Net income (loss)	$2,600	$(17,600)	$(28,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,094	26,482	15,508
Loss on refinancings	7,099	—	24,658
Allowance for doubtful accounts	1,232	2,439	842
Amortization of deferred financing costs	2,294	2,467	899
Accretion of environmental liabilities	10,394	11,114	1,199
Amortization of debt discount	77	—	388
Deferred income taxes	381	(620)	1,676
(Gain) loss on sale of fixed assets	(724)	292	24
Stock options expensed	35	29	166
(Gain) loss on embedded derivative	1,590	379	(129)
Foreign currency (gain) loss on intercompany transactions	(88)	996	—
Cumulative effect of change in accounting principle, net of taxes	—	66	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(6,058)	20,265	(9,679)
Unbilled accounts receivable	4,429	4,539	(9,695)
Deferred costs	538	(838)	(4,433)
Prepaid expenses	(4,781)	14	(5,277)
Supplies inventories	(1,261)	705	456
Other assets	3,714	(1,632)	1,025
Accounts payable	9,249	2,923	12,201
Closure, post-closure and remedial liabilities	(13,030)	(8,268)	(817)
Deferred revenue	(1,086)	(2,121)	8,693
Accrued disposal costs	910	(72)	(5,060)
Other accrued expenses	11,586	(3,387)	237
Income taxes payable	(734)	685	1,214

Net cash provided by operating activities	52,460	38,857	5,649

Cash flows from investing activities:
Acquisition of CSD assets	—	7,890	(44,217)
Additions to property, plant and equipment	(26,343)	(34,832)	(12,460)
Cost of restricted investments purchased	(4,390)	(34,881)	(60,256)
Proceeds from sales of restricted investments	93,207	6,573	792
Purchases of marketable securities	(90,725)	—	—
Sales of marketable securities	73,925	—	—
Proceeds from sale of fixed assets	2,184	2,252	402
Increase in permits	(227)	—	—

Net cash provided by (used in) investing activities	47,631	(52,998)	(115,739)

Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	(7,791)	—
Issuance of Senior Secured Notes or Senior Loans	148,045	—	115,000
Net borrowings (repayments) under revolving credit facility	(35,168)	17,450	17,709
Issuance of Series C preferred stock and embedded derivative	—	—	25,000
Issuance costs of Series C preferred stock	—	—	(2,891)
Redemption of Series C preferred stock	(25,000)	—	—
Payments on long-term obligations	—	—	(21,424)
Change in uncashed checks	419	(1,312)	3,049
Proceeds from exercise of stock options	386	520	982
Dividend payments on preferred stock	(2,187)	(974)	(536)
Deferred financing costs incurred	(10,289)	(1,727)	(8,222)
Proceeds from employee stock purchase plan	487	542	274
Payments on capital leases	(1,476)	(839)	—
Issuance of Subordinated Loans	—	—	40,000
Repayment of Subordinated Notes or Subordinated Loans	(40,000)	—	(35,000)
Borrowings on Term Notes	—	—	3,200
Debt extinguishment payments	(3,420)	—	(20,048)
Cash paid in lieu of warrants	(363)	—	—

Net cash provided by (used in) financing activities	(75,775)	5,869	117,093

Increase (decrease) in cash and cash equivalents	24,316	(8,272)	7,003
Effect of exchange rate change on cash	434	921	(36)
Cash and cash equivalents, beginning of year	6,331	13,682	6,715

Cash and cash equivalents, end of year	$31,081	$6,331	$13,682

Supplemental information:
Cash payments for interest and income taxes:
Interest, net	$13,020	$19,659	$9,451
Income taxes, net	2,772	3,943	2,683
Non-cash investing and financing activities:
Stock dividend on preferred stock	$224	$224	$—
Property, plant and equipment accrued	1,309	1,943	3,366
New capital lease obligations	1,847	3,785	1,756

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Series B Preferred Stock
			Common Stock					(Restated) Retained Earnings/ (Accumulated Deficit)
						(Restated) Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)		(Restated) Total Stockholders' Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital
Balance at December 31, 2001	112	$1	11,485	$115	$64,838		$—	$(16,491)	$48,463
Net loss	—	—	—	—	—	$(28,447)	—	(28,447)	(28,447)
Foreign currency translation	—	—	—	—	—	(396)	(396)	—	(396)

Comprehensive loss	—	—	—	—	—	$(28,843)	—	—	—

Preferred stock dividends:
Series B	—	—	—	—	(448)		—	—	(448)
Series C	—	—	—	—	(462)		—	—	(462)
Exercise of warrants	—	—	281	3	(3)		—	—	—
Issuance of warrants	—	—	—	—	668		—	—	668
Stock option expense	—	—	—	—	166		—	—	166
Exercise of stock options	—	—	478	4	979		—	—	983
Employee stock purchase plan	—	—	63	1	273		—	—	274
Accretion of preferred stock discount and issuance costs	—	—	—	—	(381)		—	—	(381)

Balance at December 31, 2002	112	$1	12,307	$123	$65,630		$(396)	$(44,938)	$20,420
Net loss	—	—	—	—	—	$(17,600)	—	(17,600)	(17,600)
Foreign currency translation	—	—	—	—	—	6,848	6,848	—	6,848

Comprehensive loss	—	—	—	—	—	$(10,752)	—	—	—

Preferred stock dividends:
Series B	—	—	35	—	(224)		—	—	(224)
Series C	—	—	—	—	(1,517)		—	—	(1,517)
Exercise of warrants	—	—	1,236	12	(12)		—	—	—
Stock option expense	—	—	—	—	29		—	—	29
Exercise of stock options	—	—	247	3	517		—	—	520
Employee stock purchase plan	—	—	86	1	541		—	—	542
Accretion of preferred stock discount and issuance costs	—	—	—	—	(1,322)		—	—	(1,322)

Balance at December 31, 2003	112	$1	13,911	$139	$63,642		$6,452	$(62,538)	$7,696

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Series B Preferred Stock
			Common Stock					(Restated) Retained Earnings/ (Accumulated Deficit)
						(Restated) Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)		(Restated) Total Stockholders' Equity
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital
Balance at December 31, 2003
Net income	—	—	—	—	—	$2,600	—	2,600	2,600
Foreign currency translation	—	—	—	—	—	2,215	2,215	—	2,215

Comprehensive loss	—	—	—	—	—	$4,815	—	—	—

Preferred stock dividends:
Series B	—	—	28	—	(182)		—	—	(182)
Series C	—	—	—	—	(821)		—	—	(821)
Conversion of Series B preferred stock	(42)	—	127	1	(1)		—	—	—
Issuance of warrants	—	—	—	—	9,193		—	—	9,193
Stock option expense	—	—	—	—	35		—	—	35
Exercise of stock options	—	—	173	2	384		—	—	386
Employee stock purchase plan	—	—	88	1	486		—	—	487
Loss on redemption of Series C preferred stock	—	—	—	—	(9,864)		—	—	(9,864)
Accretion of preferred stock discount and issuance costs	—	—	—	—	(707)		—	—	(707)

Balance at December 31, 2004	70	$1	14,327	$143	$62,165		$8,667	$(59,938)	$11,038

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

        Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is managed in two segments, Technical Services and Site Services, which provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Mexico and Puerto Rico. The Company's shares of common stock trade on the Nasdaq National Market under the symbol: CLHB. Following the acquisition described below, the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment facilities in North America. The Company has a network of more than 100 service locations, including 48 active hazardous waste management properties. These properties include five incineration facilities, nine commercial landfills, seven wastewater treatment facilities, 20 treatment, storage and disposal facilities ("TSDFs"), and seven locations specializing in PCB management and oil storage and recycling. Some properties offer multiple capabilities. In addition, the Company has 61 service centers, satellite and support locations and has eight corporate and regional offices. These properties are located in 36 states, six Canadian provinces, Mexico and Puerto Rico.

(2) RESTATEMENT OF FINANCIAL STATEMENTS

        The Company has restated its financial statements for the years ended December 31, 2003 and 2002 to correct errors relating to estimated self-insured workers' compensation and motor vehicle liability claims.

        The Company's previous methodology for estimating its self-insured workers' compensation and motor vehicle insurance claims resulted in an understatement of its self-insured liabilities because negative trends inherent in these types of liabilities were not considered in calculating the self-insured liabilities. The new methodology is an actuarial-based method versus the specific reserve method previously used. For the years ended December 31, 2003 and 2002, the impact of the restatements resulting from correcting its self-insured liabilities on net loss and basic and diluted loss per share attributable to common shareholders is as follows (in thousands except per share amounts):

	2003	2002
Net loss as previously reported	$(17,345)	$(28,191)
Restatement adjustment to cost of revenues	(255)	(256)

Net loss as restated	$(17,600)	$(28,447)

Basic and diluted loss per share attributable to common shareholders previously reported	$(1.52)	$(2.42)
Restatement adjustment	(0.02)	(0.02)

Basic and diluted loss per share attributable to common shareholders as restated	$(1.54)	$(2.44)

        The adjustments for the years ended December 31, 2003 and 2002 did not change the amount of income tax expense previously recorded for those periods.

        For the year ended December 31, 2003, the impact on other accrued expenses resulting from the correction is as follows (in thousands):

2003
Other accrued expenses as previously reported	$32,240
Restatement adjustment	1,617

Other accrued expenses as restated	$33,857

        At December 31, 2003 and 2002, the impact of this restatement on accumulated deficit is as follows (in thousands):

	2003	2002
Accumulated deficit as previously reported	$(60,921)	$(43,576)
Restatement adjustment	(1,617)	(1,362)

Accumulated deficit as restated	$(62,538)	$(44,938)

        The restatements had no effect on net cash provided by operating activities. The primary statements and footnotes have been restated as applicable, including: Consolidated Statements of Operations; Consolidated Balance Sheets; Consolidated Statements of Cash Flows; Consolidated Statements of Stockholders' Equity; Note 4, "Significant Accounting Policies;" Note 9, "Other Accrued Expenses;" Note 16, "Income Taxes;" Note 17, "Earnings (Loss) Per Share;" Note 23, "Segment Reporting;" and Note 24, "Quarterly Data."

(3) ACQUISITION

        Effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the "Seller") and certain of the Seller's domestic subsidiaries substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. ("Safety-Kleen"). The CSD acquisition is included in the Company's results of operations since the acquisition date. The sale included the operating assets of certain of the Seller's subsidiaries in the United States and the stock of five of the Seller's subsidiaries in Canada.

        The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) acquired by the Company consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 22 transportation, storage or disposal facilities (six of which have since been closed by the Company), six wastewater treatment facilities (one of which has since been closed by the Company), nine commercial landfills and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 10.0 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 8.9 million cubic yards of remaining capacity, which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.5 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incineration facility in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario. The acquired assets do not include Safety-Kleen's Pinewood landfill in South Carolina, which Safety-Kleen had previously operated as part of the CSD.

        The primary reasons for the acquisition of the CSD assets were to broaden the Company's disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand the Company's network of hazardous waste disposal facilities. In addition, the Company believed that the acquisition of the CSD's hazardous waste facilities in new geographic areas would allow the Company to expand its site and industrial services which in turn could increase the utilization and profitability of the facilities. Finally, the Company believed that the acquisition would result in significant cost savings by allowing the Company to treat hazardous waste internally, for which the Company previously paid third parties to dispose of hazardous waste because the Company lacked the facilities required to dispose of the waste internally.

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

        The Company has allocated the total purchase price for the CSD assets based upon the estimated fair value of each asset acquired and each liability assumed. The following table shows the final allocation of the purchase price and direct costs incurred among the assets acquired, liabilities assumed, and liabilities accrued relating to the CSD assets acquired (in thousands):

Acquired Assets and Liabilities as Revised December 31, 2003
Current assets	$101,604
Property, plant and equipment	100,804
Intangible assets	72,659
Deferred taxes	5,670
Other assets	1,888
Current closure, post-closure and remedial liabilities	(9,076)
Other current liabilities	(54,749)
Closure, post-closure and remedial liabilities, long-term	(175,473)
Other long-term liabilities	(7,000)

Cost of CSD assets acquired	$36,327

Cash purchase price	$26,580
Estimated transaction costs	9,747

Cost of CSD assets acquired	$36,327

        The Company engaged an independent appraisal firm to assist in determining the fair values of the property, plant, equipment and intangible assets, which were acquired as part of the assets of the CSD. Intangible assets recorded at $72.6 million consist of $68.2 million of permits and $4.4 million of customer profile databases. The valuation for intangible assets was based on discounted cash flows from operations of the acquired facilities to which those permits and customer profile databases relate. The

Company concluded that the intangible assets acquired have finite lives and will amortize these assets over their estimated useful lives. As the fair value of the assets acquired from the CSD is higher than the purchase price paid, the Company reduced the recorded value of the fixed assets and intangible assets as of the acquisition date by $302.5 million in order to record the assets at cost as required by generally accepted accounting principles in the United States after adjusting for changes in estimates. The Company allocated $12.7 million of the purchase price to properties held for sale as discussed in Note 6.

        In connection with the acquisition of the CSD assets, the Company recorded integration liabilities of $11.9 million (after giving effect to subsequent net changes in estimates) which consisted primarily of lease costs, severance, closure, post-closure, remedial and other exit costs to close duplicative facilities and functions. Groups of employees severed and to be severed consist primarily of duplicative selling, general and administrative personnel and personnel at offices which were closed. The following table summarizes the purchase accounting liabilities recorded in connection with the acquisition of the CSD assets (dollars in thousands):

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Other Liability	Total Liability
Original reserve established	461	$9,076	12	$3,604	$528	$13,208
Net change in estimate	—	—	—	(59)	(206)	(265)
Utilized through December 31, 2002	(238)	(4,300)	(2)	(15)	(92)	(4,407)

Balance December 31, 2002	223	4,776	10	3,530	230	8,536
Net change in estimate	93	(228)	(1)	(205)	77	(356)
Interest accretion	—	—	—	416	—	416
Utilized year ended December 31, 2003	(264)	(3,872)	—	(810)	(307)	(4,989)

Balance December 31, 2003	52	676	9	2,931	—	3,607
Net change in estimate	(41)	(246)	—	(423)	—	(669)
Interest accretion	—	—	—	221	—	221
Utilized year ended December 31, 2004	(6)	(402)	(1)	(1,021)	—	(1,423)

Balance December 31, 2004	5	$28	8	$1,708	$—	$1,736

        The balance of purchase accounting liabilities at December 31, 2004 of $1.7 million consists almost entirely of long-term closure, post-closure and remedial liabilities.

(4) SIGNIFICANT ACCOUNTING POLICIES

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

  (b) Revenue Recognition

        Revenues from waste processing are recognized upon treatment, landfill or incineration of the waste at a Company-owned site or when the waste is shipped to a third party for processing and disposal. Revenues from waste that is not yet completely processed and the related costs are deferred until services are completed. Revenue from cost plus, fixed fee, and fixed unit price contracts relating to site services, CleanPack® services and transportation services are recorded as costs are incurred or units are completed and include estimated fees earned according to the terms of the contracts. Revenue is recognized on contracts with retainage when services have been rendered and collectibility is reasonably assured.

  (c) Credit Concentration

        Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America. The Company performs periodic credit evaluations of its customers. The Company establishes an allowance for uncollectible accounts based on the credit risk applicable to particular customers, historical trends and other relevant information.

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

  (e) Earnings per Share ("EPS")

        Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.

  (f) Segment Information

        The Companies operations are managed in two segments, Technical Services and Site Services. The Company operates within the United States, Puerto Rico, Canada and Mexico and no individual customer accounts for more than 5% of revenues.

  (g) Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

        The Company's cash management program with its revolving credit lender allows maintenance of a zero balance in the U.S. bank accounts that are used to issue vendor and payroll checks. The checks are covered from availability under the revolving line of credit when the checks are presented for payment. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company's revolving credit facility. Uncashed checks are checks that have been sent to either vendors or employees but have not yet been presented for payment at the Company's bank.

  (h) Marketable Securities

        Marketable securities consist primarily of auction bond securities which are readily marketable and are held for working capital purposes. Accordingly, the Company has classified its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax reported as a component of stockholders' equity. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date.

  (i) Inventories

        Parts and supplies inventories consist primarily of supplies and repair parts, which are stated at the lower of cost or market. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.

  (j) Property, Plant and Equipment

        Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially developed landfill sites, which are included in landfill assets. No interest was capitalized to landfill assets for the years ended December 31, 2004, 2003 or 2002.

        The Company develops software internally for its own use. Development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of material and services, and payroll-related costs of employees working solely on development of the software portion of the project are capitalized. Capitalized costs of the software are amortized using the straight-line method over the remaining estimated useful lives. The Company capitalized costs for internally developed software of $0.2 million, $0.4 million, and $1.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        Depreciation and amortization of capitalized software costs amounted to $0.5 million, $0.8 million and $0.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired.

        Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that an impairment in the carrying value of long-lived assets be recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For the years ended December 31, 2004, 2003 and 2002, the Company recorded no impairment charge related to long-term assets.

        Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill and deep injection well assets which are depreciated on a units-of-consumption basis. Leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the asset.

        The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Capitalized software	3 years
Buildings and improvements	5–35 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicles and equipment	3–20 years
Furniture and fixtures	5–8 years

        Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in other income (expense).

  (k) Intangible Assets and Impairment Testing

        Goodwill, permits and customer profile database, as further discussed in Note 8, are stated at cost. Permits are amortized over periods ranging from 5 to 30 years. The customer profile database is amortized over five years. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that ratable amortization be replaced with periodic tests of the carrying value of goodwill. The Company recorded no amortization related to goodwill for the years ended December 31, 2004, 2003 and 2002. The Company tested goodwill for impairment as of December 31, 2004, 2003 and 2002, using the criteria set forth under SFAS No. 142. For the years ended December 31, 2004, 2003 and 2002, the Company recorded no impairment charge for goodwill.

  (l) Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt instrument. Amortization expense is included in interest expense in the statements of operations.

  (m) Closure and Post-closure Liabilities

        Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the Company's credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet: (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) asset retirement costs capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 in the year ended December 31, 2003 was recorded as a change in accounting principle which requires that a cumulative effect adjustment be recorded in the statement of operations.

        The principal changes from the Company's implementation of SFAS No. 143 were: (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company's then credit-adjusted risk-free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002, (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which is now expensed in the period incurred under SFAS No. 143, and (3) reductions in the closure and post-closure obligations due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.7 million resulted in a corresponding reduction in the value allocated to the assets acquired (see Note 3, "Acquisition"). The implementation also resulted in a net of tax cumulative-effect adjustment of $66 thousand recorded in the statement of operations for the year ended December 31, 2003. This adjustment was comprised of an increase to asset retirement obligations of $1.8 million and an increase to net asset retirement costs of $1.7 million.

        Closure and post-closure costs incurred are increased for inflation (1.15% and 2.0% for closure and post-closure liabilities incurred in the years ended December 31, 2004 and 2003, respectively) and discounted at the Company's credit-adjusted risk-free interest rate (12.5% and 14.0% for closure and post-closure liabilities incurred in the years ended December 31, 2004 and 2003, respectively). Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

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

        Landfill assets—Landfill assets include the costs of landfill site acquisition, permitting, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

        Amortization of cell construction costs and accrual of cell closure obligations—Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. In some instances, the Company has landfills that are engineered and constructed as "progressive trenches." In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, the Company amortizes cell construction costs over the airspace within the entire trench, such that the cell construction costs will be fully amortized at the end of the trench useful life.

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

        Landfill final closure and post-closure liabilities—The Company has material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the "EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state by state basis. Estimates for the cost of these activities are developed by the Company's engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

        Final closure costs include the costs required to cap the final cell of the landfill (if not included in cell closure) and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulation-mandated groundwater monitoring, leachate management and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations are fully accrued at the date the landfill discontinues accepting waste.

        For landfills purchased, the Company assessed and recorded the present value of the estimated closure and post-closure liability based upon the estimated final closure and post-closure costs and the percentage of airspace consumed as of the purchase date. Thereafter, the difference between the liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued prospectively on a units-of-consumption basis over the estimated useful economic life of the landfill.

        Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

  •
  Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

  •
  The Company expects to submit the application within the next year and expects to receive all necessary approvals to accept waste within the next five years.

  •
  At the time the expansion is included in the Company's estimate of the landfill's useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located.

  •
  The owner of the landfill or the Company has a legal right to use or obtain land associated with the expansion plan.

  •
  There are no significant known political, technical, legal, or business restrictions or issues that could impair the success of such expansion.

  •
  A financial feasibility analysis has been completed and the results demonstrate that the expansion has a positive financial and operational impact such that management is committed to pursuing the expansion.

  •
  Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

        Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company's Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2004, there were three unpermitted expansions included in the Company's landfill accounting model, which represents 32.4% of the Company's remaining airspace at that date. Of these expansions, two do not represent exceptions to the Company's established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application will not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace.

        As of December 31, 2004, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name		Remaining Lives (Years)
	Location		Permitted	Unpermitted	Total
Altair	Texas	2	63	—	63
Buttonwillow	California	44	10,018	—	10,018
Deer Park	Texas	23	587	—	587
Deer Trail	Colorado	51	513	—	513
Grassy Mountain	Utah	24	761	1,366	2,127
Kimball	Nebraska	23	483	—	483
Lambton	Ontario	51	1,061	7,847	8,908
Lone Mountain	Oklahoma	18	1,463	—	1,463
Ryley	Alberta	29	1,111	—	1,111
Sawyer	North Dakota	40	449	—	449
Westmorland	California	68	2,732	—	2,732

			19,241	9,213	28,454

        The Company had 2.9 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2004. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

        The following table presents the remaining highly probable airspace from December 31, 2002 through December 31, 2004 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at December 31, 2002	25,288
Addition of highly probable airspace	4,280
Consumed during 2003	(687)
Change in estimate	150

Remaining capacity at December 31, 2003	29,031
Addition of highly probable airspace	141
Consumed during 2004	(780)
Change in estimate	62

Remaining capacity at December 31, 2004	28,454

  Non-Landfill Closure and Post-Closure

        Non-landfill closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance-based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more.

  (n) Remedial Liabilities

        Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company's remedial liabilities were assumed as part of the acquisition of the CSD from Safety-Kleen Corp, and the Company believes that the remedial obligations did not arise from normal operations.

  Discounting of Remedial Liabilities

        Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. The Company's experience has been that the timing of the payments is not usually estimable so, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, the Company recorded the remedial liabilities assumed as part of the acquisition of the CSD at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounted to its present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

  •
  Remedial liabilities assumed relating to the acquisition of the CSD from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%).

  •
  Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting.

  Claims for Recovery

        The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2004 and 2003, the Company had recorded no such claims.

  (o) Foreign Currency

        Foreign subsidiary balances are translated according to the provisions of SFAS No. 52, "Foreign Currency Translation." The functional currency of each foreign subsidiary is its respective local currency. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of the foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the accompanying consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are adjusted to the functional currency using the exchange rate at the balance sheet date.

  (p) Letters of Credit

        The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2004 and 2003, the Company had outstanding letters of credit amounting to $90.5 million and $87.1 million, respectively.

  (q) Use of Estimates

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

  (r) Stock Options

        The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for stock options and other instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Accordingly, no stock-based employee compensation cost is reflected in net loss attributable to common shareholders, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2004, 2003 and 2002 would approximate the following pro forma amounts as compared to the amounts reported (in thousands except for per share amounts):

		(Restated)	(Restated)
	2004	2003	2002
Net loss attributable to common shareholders	$(9,198)	$(20,887)	$(29,738)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,993	1,840	656

Pro forma net loss	$(11,191)	$(22,727)	$(30,394)

Loss per share:
Basic as reported	$(0.65)	$(1.54)	$(2.44)
Basic pro forma	(0.79)	(1.68)	(2.49)
Diluted as reported	(0.65)	(1.54)	(2.44)
Diluted pro forma	(0.79)	(1.68)	(2.49)

  (s) Reclassifications

        Certain reclassifications have been made in the prior years' Consolidated Financial Statements to conform to the 2004 presentation.

  (t) New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was revised in December 2003 as FIN 46R. FIN 46R further explains how to identify a Variable Interest Entity ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of the VIE in its financial statements. FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities.

FIN 46R had no material impact on the Company's results of operations since the Company has no special purpose entities.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. The Company adopted the revised SFAS No. 132 effective December 31, 2004. See Note 22 for further discussion of employee benefit plans.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21. The other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on the Company's results of operations, financial position or cash flows.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception and replaces it with a general exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires companies to report compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. The disclosure requirements under SFAS 123(R) are effective for interim periods beginning after June 15, 2005. On March 29, 2005, the SEC issued SAB 107, "Share-Based Payment," that expresses the views of the SEC staff regarding the application of SFAS No. 123(R). The Company is studying the Statement and the Bulletin. The Statement will increase compensation expense starting July 1, 2005.

(5) MARKETABLE SECURITIES

        At December 31, 2004, marketable securities have been categorized as available for sale and, as a result, are stated at fair value based on quoted market prices. The Company's marketable securities available for current operations are classified as current assets. During 2004 the Company invested in auction bond securities that trade at par and reprice within 30 days. Interest income earned on investments is included in interest expense, net on the face of the statement of operations. There were no marketable securities held as of December 31, 2003.

        Marketable securities classified as current assets at December 31, 2004 include the following (in thousands):

	Cost	Market Value
Auction bond securities	$16,800	$16,800

Total	$16,800	$16,800

(6) PROPERTIES HELD FOR SALE

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

        The following table presents the changes in properties held for sale for the years ended December 31, 2003 and 2004 (in thousands):

2003 transfers to held for sale	$12,690

Balance at December 31, 2003	12,690
2004 transfers to held for sale	509
Assets sold during 2004	(1,329)
Adjustments in estimated carrying value	(129)
Assets returned to active use	(2,892)

Balance at December 31, 2004	$8,849

        The gains on the sale of properties classified as held for sale of approximately $0.5 million for the year 2004 are classified as a reduction of selling, general and administrative expenses.

(7) RESTRICTED CASH

        At December 31, 2004 and 2003, restricted cash and cash equivalents consisted of the following (in thousands):

	2004	2003
Cash collateral for letter of credit facility	$—	$88,817

        Operators of hazardous waste handling facilities are required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should those facilities cease operation. Closure would include the cost of removing the waste stored at the facility which ceased operating, sending such material to another site for disposal, and performing certain procedures for decontamination of the facility. The Company has placed most of the required financial assurance through Steadfast Insurance Company, which requires letters of credit as collateral to its financial assurance obligations. At December 31, 2003, the Company had a Letter of Credit Facility (the "L/C Facility") under an Agreement dated September 6, 2002 between the Company and Fleet National Bank ("Fleet"). The L/C Facility Agreement provided that Fleet would issue up to $100.0 million of letters of credit at the Company's request provided that the Company posted collateral equal to 103% of the amount of the outstanding letters of credit. As further discussed in Note 10, "Financing Arrangements," on June 30, 2004, the L/C Facility was replaced with a synthetic letter of credit facility (the "Synthetic LC Facility"). Under the Synthetic LC Facility, the Company is not required to post cash collateral. On June 30, 2004, the $88.9 million of restricted cash then on deposit was released to the Company.

(8) INTANGIBLE ASSETS

        Below is a summary of amortizable intangible assets at December 31, 2004 and 2003 (in thousands):

	2004			2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$98,120	$20,269	$77,851	$92,815	$16,272	$76,543
Customer Profile Database	4,900	2,288	2,612	4,626	1,358	3,268

	$103,020	$22,557	$80,463	$97,441	$17,630	$79,811

        Below is a summary of the expected amortization for intangible assets for the years ending December 31, (in thousands):

Expected Amortization
2005	$5,014
2006	4,615
2007	4,229
2008	3,584
2009	3,179
Thereafter	59,842

80,463
Goodwill no longer subject to amortization	19,032

$99,495

        Amortization expense was $4.8 million, $4.8 million, and $2.5 million, for the years 2004, 2003, and 2002, respectively.

(9) OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in thousands):

		(Restated)
	2004	2003
Insurance	$7,249	$8,925
Interest	8,505	1,597
Payroll and benefits	5,721	6,157
Transaction costs	28	1,211
Other items	19,551	15,967

	$41,054	$33,857

(10) FINANCING ARRANGEMENTS

        The following table is a summary of the Company's financing arrangements:

	December 31, 2004	December 31, 2003
	(in thousands)
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (5.25% and 4.25%, respectively, at December 31, 2004) or the Eurodollar rate (2.40% at December 31, 2004), depending on the currency of the underlying loan, plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company's assets within the United Sates except for accounts receivable	150,000	—
Revolving Credit Facility with a financial institution, bearing interest at LIBOR (1.17% at December 31, 2003) plus 3.50% or the U.S. or Canadian prime rate (both 4.00% at December 31, 2003) plus 0.50% at the Company's election	—	35,291
Senior Loans, bearing interest at LIBOR (1.17% at December 31, 2003) plus 7.75%	—	107,209
Subordinated Loans, bearing interest at 22.50%	—	40,000

	150,000	182,500
Less unamortized issue discount	1,878	—
Less obligations classified as current	—	35,291

Long-term obligations	$148,122	$147,209

        Prior to June 30, 2004, the Company had outstanding a $100.0 million three-year revolving credit facility (the "Revolving Credit Facility"), $115.0 million of three-year non-amortizing term loans (the "Senior Loans") and $40.0 million of five-year non-amortizing subordinated loans (the "Subordinated Loans"). In addition to such financings, the Company had established a letter of credit facility (the "L/C Facility") under which the Company could obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit. On June 30, 2004, the Company's debt under the Revolving Credit Facility, the Senior Loans and the Subordinated Loans was replaced by $150.0 million of eight-year Senior Secured Notes (the "Senior Secured Notes") and a $30.0 million revolving credit facility (the "Revolving Facility") as described below. Additionally, the L/C Facility was replaced with a synthetic letter of credit facility (the "Synthetic LC Facility") whereby the Company may obtain up to $90.0 million of letters of credit as described below.

        The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

        Senior Secured Notes.    The Senior Secured Notes were issued under an Indenture dated June 30, 2004 (the "Indenture"). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. The Senior Secured Notes were issued at a $2.0 million discount that resulted in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15, commencing on January 15, 2005.

        The Senior Secured Notes are secured by a second-priority lien on all of the domestic assets of the Company and its domestic subsidiaries that secure the Company's reimbursement obligations under the Synthetic LC Facility on a first-priority basis (as described below); provided that such assets do not include any capital stock, notes, instruments, other equity interests of any of the Company's subsidiaries, accounts receivable, and certain other excluded collateral as provided in the Indenture. The Senior Secured Notes are jointly and severally guaranteed on a senior secured second-lien basis by substantially all of the Company's existing and future domestic subsidiaries. The Senior Secured Notes are not guaranteed by the Company's foreign subsidiaries.

        The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period's Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers ("Excess Cash Flow Offers") to repurchase of all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. "Excess Cash Flow" is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company.

        Excess Cash Flow for the six months ended December 31, 2004 was $9.8 million, and the Company anticipates Excess Cash Flow will be generated from operations during the six-month period ending June 30, 2005. Accordingly, the Company anticipates being required, within 120 days following June 30, 2005, to offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2005. However, at December 31, 2004, the Company had no outstanding first-lien obligations under its Revolving Facility or Synthetic LC Facility and the market price of the Senior Secured Notes was in excess of the 104% of principal amount at which the Company is required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes would accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2005 at which the Company will be required to make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2005, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture's requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

        The $6.3 million cost associated with the issuance of the Senior Secured Notes was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Senior Secured Notes.

        Revolving Facility.    Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the "Credit Agreement") among the Company, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the "LC Facility Lenders") thereunder, and certain other parties. The Revolving Facility allows the Company to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company's Canadian subsidiaries of $5.3 million. The Revolving Facility also allows the Company to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At December 31, 2004, the Company had no borrowings and $1.2 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $28.8 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

        The Revolving Facility is secured by a first security interest in accounts receivable and a second security interest in substantially all other assets. The Revolving Facility prohibits the payment of dividends on the Company's common stock but allows the payment of dividends on the Company's Series B Preferred Stock.

        Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.80 to 1.0 and 2.55 to 1.0 for the four-quarter periods ended or ending December 31, 2004 and March 31, 2005, respectively. The maximum Leverage Ratio is then reduced to no more than 2.50 to 1.0 for the four-quarter periods ending June 30, 2005 through March 31, 2006, and then, in approximately equal increments, to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its consolidated EBITDA achieved for the latest four-quarter period. For the four-quarter period ended December 31, 2004, the Leverage Ratio was 1.81 to 1.0, which was within covenant.

        The Company is also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.40 to 1.0 and 2.65 to 1.0 for the four-quarter periods ended or ending December 31, 2004 and March 31, 2005, respectively. The minimum Interest Coverage Ratio is then increased to not less than 2.70 to 1.0 for the four-quarter periods ending June 30, 2005 through December 31, 2005, and then, in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2007, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company's consolidated EBITDA to its consolidated interest expense. For the four-quarter period December 31, 2004, the Interest Coverage Ratio was 3.32 to 1.0, which was within covenant.

        The Company is also required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period, commencing with the quarter ended December 31, 2004. For the period ended December 31, 2004, the Company's fixed charge coverage ratio was 1.74 to 1.0, which was within covenant.

        The $0.3 million cost associated with the issuance of the Revolving Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Revolving Facility.

        Synthetic LC Facility.    The Synthetic LC Facility provides that Credit Suisse First Boston (the "LC Facility Issuing Bank") will issue up to $90.0 million of letters of credit at the Company's request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the "Credit-Linked

Account") to collateralize the Company's outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its domestic subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. The Company is required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At December 31, 2004, letters of credit outstanding under the Synthetic LC facility were $89.4 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

        The $3.1 million cost associated with the issuance of the Synthetic LC Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the life of the Synthetic LC Facility.

        The principal terms of the Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the L/C Facility outstanding at December 31, 2003 were as follows:

        Revolving Credit Facility.    The Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002, as subsequently amended (the "Revolving Credit Agreement") between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The Revolving Credit Facility allowed the Company to borrow up to $100.0 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total was separated into two lines of credit, namely a line for the Company's Canadian Subsidiaries of $20.0 million in Canadian dollars and a line for the Company and its U.S. subsidiaries equal to $100.0 million in U.S. dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the Revolving Credit Facility could not exceed $20.0 million. At December 31, 2003, letters of credit outstanding were $1.2 million and the Company had approximately $39.8 million available to borrow. This consisted of borrowing availability in the U.S. of approximately $30.6 million and availability in Canada of approximately $9.2 million (USD). The Revolving Credit Agreement, as most recently amended, allowed for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either U.S. or Canadian prime (as appropriate) plus 0.50%. The Revolving Credit Agreement required the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit. The Company's obligations under the Revolving Credit Facility were secured by a first security interest in the Company's accounts receivable and a second security interest in substantially all of the Company's other assets (exclusive of real estate, rolling stock and cash collateral provided by the Company to the issuer of the letters of credit under the L/C Facility).

        For the first and second quarters of 2003, the Company violated a loan covenant under the Revolving Credit Facility which was cured by amending the Loan and Security Agreement dated September 6, 2002 (the "Loan and Security Agreement") with the Second Amendment to the Loan and Security Agreement (the "Second Amendment") and the Third Amendment to the Loan and Security Agreement (the "Third Amendment").

        In exchange for the lenders waiving the violation of the loan covenant for the first and second quarters of 2003 and resetting the loan covenants for future periods, the Second Amendment and Third Amendment required the Company to pay amendment fees that totaled approximately $0.4 million and the Third Amendment increased the interest rate from that of the Loan and Security Agreement from LIBOR plus 3.00% to LIBOR plus 3.50%, or from the U.S. prime rate to the prime rate plus 0.50% for U.S. based prime rate loans. For prime rate based borrowings in Canada, the Third Amendment increased the interest rate from that of the Loan and Security Agreement from the Canadian prime rate to the Canadian prime rate plus 0.50%. The increases in the interest rates under the Third Amendment became effective as of August 1, 2003.

        Senior Loans and Subordinated Loans.    The Senior Loans and the Subordinated Loans were issued under a Financing Agreement dated September 6, 2002 (the "Financing Agreement"). As explained below, at December 31, 2003 the Senior Loans bore interest at LIBOR plus 7.75% and the Subordinated Loans bore at 22.5%. The Senior Loans and the Subordinated Loans were secured by a first security or mortgage interest in substantially all of the Company's assets, except for second security interests in the Company's accounts receivable in which the Agent under the Revolving Credit Facility had a first security interest and the cash collateral provided by the Company to the issuer of letters of credit under the L/C Facility in which such issuer had a first security interest.

        For the first and second quarters of 2003, the Company violated certain of the loan covenants under the Senior Loans and Subordinated Loans which was cured by amending the Financing Agreement dated September 6, 2002 (the "Financing Agreement") with the First Amendment to Financing Agreement (the "First Financing Amendment") and the Second Amendment to Financing Agreement (the "Second Financing Amendment").

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

        In October 2003, the Financing Agreement was further modified by the Third Amendment to Financing Agreement (the "Third Financing Amendment"). The Third Financing Amendment redefined the fixed charge coverage ratio for the fiscal quarters ending September 30, 2003 through June 30, 2004 to exclude from capital expenditures the effect of correcting certain non-cash errors that had been made through application of purchase accounting in the preparation of the consolidated statements of cash flows for the six months ended June 30, 2003. Those corrections are described in Amendment No. 1 on Form 10-Q/A as filed on November 14, 2003 to the Company's previously filed reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

        L/C Facility.    The L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 (the "L/C Facility Agreement") between the Company and Fleet National Bank ("Fleet"). The L/C Facility Agreement provided that Fleet will issue up to $100.0 million of letters of credit at the Company's request provided that the Company posted cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company paying Fleet's customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof). At December 31, 2003, letters of credit outstanding were $85.9 million.

(11) LEGAL PROCEEDINGS

  General Environmental Matters

        The Company's waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At December 31, 2004, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments from the Company's waste treatment, storage and disposal facilities.

  Legal Proceedings Related to Acquisition of CSD Assets

        Effective September 7, 2002 (the "Closing Date"), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the "Sellers") substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. ("Safety-Kleen"). The Company purchased the CSD assets pursuant to a sale order (the "Sale Order") issued by the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of December 31, 2004, the Company had reserves of $35.4 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company's estimated potential liabilities in connection with such legal proceedings which were then pending. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to the Company.

        The first reason for the Company becoming subject to certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the "CSD Canadian Subsidiaries") formerly owned by the Sellers (which subsidiaries were not part of the Sellers' bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the Canadian Subsidiaries were then involved. The second reason is that, on the Closing Date for the CSD assets, there were ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below) which directly involved certain of the CSD assets of which the Company became the owner and operator. While the Company did not agree to be responsible for damages or other liabilities of the Sellers relating to such proceedings, these proceedings might nevertheless affect the future operation of those CSD assets. The third reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that the Company would indemnify the Sellers against certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers' share of certain cleanup costs payable to governmental entities under the federal Comprehensive Environmental Response, Compensation and Liability Act ("Superfund Act") or analogous state Superfund laws. As described below, the Company and the Sellers are not in complete agreement at this time as to the scope of the Company's indemnity obligations under the Sale Order and the Acquisition Agreement with respect to certain Superfund liabilities of the Sellers.

        The principal legal proceedings related to the Company's acquisition of the CSD assets are as follows. While, as described below, the Company has established reserves for certain of these matters, there can be no guarantee that any ultimate liability the Company incurs for any of these matters will not exceed (or be less than) the amount of the current reserves or that the Company will not incur other material expenditures.

        Ville Mercier Legal Proceedings.    One of the CSD Canadian Subsidiaries (the "Mercier Subsidiary") owns and operates a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). A property owned by the Mercier Subsidiary adjacent to the current Mercier Facility is now contaminated as a result of actions dating back to 1968, when the Quebec government issued to the unrelated company which then owned the Mercier Facility two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

        In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which the plaintiffs claim was caused by contamination from the former Ville Mercier lagoons and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region.

        Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to vigorously review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company's review of likely settlement possibilities, the Company now anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At December 31, 2004, the Company had accrued $10.6 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

        FUSRAP Legal Proceedings.    As part of the CSD assets, the Company acquired a hazardous waste landfill in Buttonwillow, California (the "Buttonwillow Landfill"). During 1998 and 1999, the Seller's subsidiary which then owned the Buttonwillow Landfill (the "Buttonwillow Seller") accepted and disposed in the Buttonwillow Landfill certain construction debris (the "FUSRAP Wastes") that originated at a site in New York that was part of the federal Formerly Utilized Sites Remedial Action Program ("FUSRAP"). FUSRAP was created in the mid-1970s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and the United States military during World War II. The FUSRAP Wastes are primarily construction and demolition debris exhibiting low-activity residual radioactivity that were shipped to the Buttonwillow Landfill by the U.S. Army Corps of Engineers.

        The California Department of Health Services ("DHS") claimed in a letter to the Buttonwillow Seller delivered in 1999 that the Buttonwillow Seller did not lawfully accept the FUSRAP Wastes under applicable California law and regulations. Both DHS and the California Department of Toxic Substances Control ("DTSC") filed claims in the Sellers' bankruptcy proceedings preserving the right of those agencies to claim penalties for damages against the Buttonwillow Seller and possibly seeking to compel removal of the FUSRAP Wastes from the Buttonwillow Landfill. However, aside from the letter to the Buttonwillow Seller and the filing of the proofs of claim in the Sellers' bankruptcy proceedings, the California agencies have not commenced any enforcement proceedings relating to the Buttonwillow Landfill. Both the Company and the Sellers believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations, and the Company would vigorously resist any efforts to require that such wastes be removed if either of the California agencies should in the future initiate any enforcement action for this purpose. The Company now estimates that the cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.9 million. However, the Company has not accrued any costs of removing the FUSRAP Wastes because the Company believes that, in the event the California agencies were in the future to initiate any enforcement action, only a remote possibility exists that a final order would be issued requiring the Company to remove such wastes.

        In November 2003, a California non-profit corporation allegedly acting under the California Unfair Business Practices Act added the Company (as the current owner of the Buttonwillow Landfill) as a defendant to a lawsuit which that corporation had originally brought in 2000 against certain of the Sellers in the California Superior Court for the County of Los Angeles. That lawsuit sought, among other matters, an order requiring the named defendants (including the Company) to remove the FUSRAP Wastes from the Buttonwillow Landfill and to dispose of this material at a facility licensed for disposal of radioactive waste. The Company filed a motion for summary adjudication and while the motion was pending, on December 23, 2004, the Company settled the lawsuit brought by that non-profit corporation through payment by the Company of a substantially reduced percentage of the legal fees incurred by that corporation and the execution of releases by all parties to the lawsuit, and the lawsuit was dismissed by the Court with prejudice.

        Indemnification of Certain CSD Superfund Liabilities.    The Company's agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to

(i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings, (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes, and (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties ("PRPs"). As described below, there are also four other Superfund sites owned by third parties where the Sellers have been named as PRPs or potential PRPs and for which the Sellers have sent demands for indemnity to the Company since September 2004. In the case of the two properties referenced above which were included in the CSD assets, the Company is potentially directly liable for cleanup costs under applicable environmental laws because of the Company's ownership and operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third-party sites referenced above, the Company does not have direct liability for cleanup costs but may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers' share of such cleanup costs which are payable to governmental entities.

        Federal and state Superfund laws generally impose strict, and in certain circumstances, joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes which are present on such sites. The Superfund laws also provide for liability for damages to natural resources caused by hazardous substances at such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP's financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of those Sellers' liabilities at those Superfund sites where one or more of the Sellers has been designated as a PRP and as to which the Company believes that it has potential liability under the Acquisition Agreement and the Sale Order, the Company therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites, the Sellers' negotiated volumetric share of liability (where applicable), the Company's prior knowledge of the relevant sites, and the Company's general experience in dealing with the cleanup of Superfund sites.

        Properties Included in CSD Assets.    The CSD assets acquired by the Company include an active service center located at 2549 North New York Street in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the EPA, and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets acquired by the Company are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

        The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana ("BR Facility") currently undergoing remediation pursuant to an order issued by the

Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the federal EPA pursuant to the Superfund Act concerning the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil's Swamp on the National Priorities List for further investigations and possible remediation. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company's ongoing corrective actions at the BR Facility may be sufficient to address the EPA's concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. The Company cannot now estimate its potential liability for Devil's Swamp; accordingly, the Company has accrued no liability for remediation of Devil's Swamp beyond what was already accrued pertaining to the ongoing corrective actions and amounts sufficient to cover certain projected legal fees and related expenses.

        Marine Shale Processors.    Beginning in the mid-1980's and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana ("Marine Shale"), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act ("RCRA") and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the Recycling Park, Inc. site.

        Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. If the EPA or the Louisiana Department of Environmental Quality ("LDEQ") were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers could potentially be exposed to liability for cleanup costs as PRPs and, in such event, the Sellers could assert that the Company would be obligated to indemnify the Sellers for such costs payable to governmental entities in accordance with the Company's agreement described above. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company's estimate of the Sellers' proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At December 31, 2004, the Company had accrued $13.7 million of reserves relating to potential cleanup costs for the Marine Shale facility and the Recycling Park, Inc. site.

        On December 24, 2003, the Sellers' plan of reorganization became effective under chapter 11 of the Bankruptcy Code. If the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers might assert that they are not responsible for potential cleanup costs associated with such site or sites, and the Company might assert that under the Sale Order the Company is not obligated to pay or reimburse cleanup and related costs associated with such site or sites. The Company cannot now provide assurances with respect to any such matters which, in the event the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund or sites, would need to be resolved by future events, negotiations and, if required, legal proceedings.

        Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes which are present on an aggregate of 35 sites owned by third parties which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that the Company would indemnify the Sellers against the Sellers' share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the "Listed Third Party Sites"). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company's acquisition of the CSD assets in September 2002, the Sellers' cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since the Company's purchase of the CSD assets as described in the following paragraph. Of the six remaining Listed Third Party Sites, the Company on behalf of the Sellers is contesting with the governmental entities and PRP groups involved liability at two sites, has settled the Sellers' liability at one site, confirmed that the Sellers were ultimately not named as PRPs at one site, and plans to fund participation by the Sellers as settling PRPs at three sites. With respect to the 35 Listed Third Party Sites, the Company had reserves of $20.2 million at December 31, 2004.

        With respect to one (the "Helen Kramer Landfill Site") of the 35 Listed Third Party Sites, the Sellers had entered (prior to the Sellers commencing their bankruptcy proceeding in June 2000) into settlement agreements with certain members of the PRP group which agreed to perform the cleanup of that site in accordance with a consent decree with governmental entities, in return for which the Sellers received a conditional release from such governmental entities. Following the Sellers' commencement of their bankruptcy proceeding, the Sellers failed to satisfy their payment obligations to those PRPs under those settlement agreements. In November 2003, certain of those PRPs made a demand directly on the Company for the Sellers' share of the cleanup costs incurred by the PRPs with respect to the

Helen Kramer Landfill Site. However, at a hearing in the Bankruptcy Court on January 6, 2004 on a motion by those PRPs seeking an order that the Company was liable to such PRPs under the terms of the Sale Order, the Bankruptcy Court declined to hear the motion on the ground that those PRPs (which are not governmental entities) have no right to seek direct payment from the Company for any portion of the cleanup costs which they have incurred in connection with that site. The Company also understands that, when the Sellers' plan of reorganization became effective in December 2003, the Sellers were discharged from their obligations to those PRPs for that site, and the Sellers have never made an indemnity request upon the Company for any obligations relating to that site. The PRPs have indicated their intention to pursue additional recourse against the Company, but the Company filed in February 2005 a complaint with the Bankruptcy Court seeking sanctions against the PRPs for contempt of the injunction in the Sale Order against those PRPs' efforts to proceed directly against the Company, and that matter is still pending.

        By letters to the Company dated September 22 and 28, 2004, and January 22 and 28, 2005, the Sellers identified, in addition to the 35 Listed Third Party Sites, four additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such four additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any) which the Sellers may incur in connection with such four additional sites. The Company intends to assist the Sellers in providing information now in the Company's possession with respect to such four additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those four additional sites, the Company may have some liability independently of the Sellers' involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those four additional sites that are both probable and estimable at this time, and the Company has therefore not established any reserves for any potential liabilities of the Sellers or the Company in connection therewith.

        Inactive Third Party Superfund Sites.    In addition to the Superfund sites owned by third parties described in the preceding paragraphs, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties that the Company believes are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations by the Sellers. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited "re-opener" provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. The Company has not established reserves for any of the inactive sites because the Company believes that the Sellers' cleanup liabilities with respect to those sites have already been resolved and that, under the Sale Order, the Company would not be responsible for such liabilities in any event.

  Other Legal Proceedings Related to CSD Assets

        In addition to the legal proceedings related to the acquisition of the CSD assets described above, one lawsuit has been filed against the Company subsequent to the acquisition based in part upon allegations relating to the Company's current ownership and operation of a former CSD facility. In December 2003, a lawsuit was filed in the 18th Judicial District Court in Iberville Parish, Louisiana, against the Company's subsidiary which acquired and now operates a deep injection well facility near Plaquemine, Louisiana. This lawsuit was brought under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a "new area of concern" at the facility which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that the Company's former facility manager made false representations and failed to disclose material information to the regulators about the site after the Company acquired it in September 2002. The plaintiffs seek an order declaring the injection well to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney's fees. Although, as described above, this lawsuit was originally brought only against the Company's subsidiary which acquired and operates the Plaquemine facility, the plaintiffs sent on February 23, 2005 a written notice to the Louisiana Department of Environmental Quality indicating their intent to file a new citizens' suit to seek similar remedies against Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc.

        The Company believes this lawsuit is without merit, and is vigorously defending against the claims made. The Company further believes that, since its acquisition by the Company, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the "new area of concern" complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs' claims relate to actions or omissions allegedly taken or caused by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. Although the Company has established reserves to cover its estimated legal costs to be incurred in connection with this proceeding, this lawsuit is in its preliminary stages and the Company is therefore unable to estimate any other potential liability relating to the lawsuit.

  Legal Proceedings Not Related to CSD Assets

        In addition to the legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets, the Company is, or in the case of certain recently resolved proceedings was, also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include certain federal securities class action litigation (which was dismissed on November 30, 2004 as described below), certain Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, certain regulatory proceedings, and litigation involving the former holders of the Company's subordinated notes.

        Federal Securities Class Action Litigation.    On November 18, 2003, an individual plaintiff who purchased 1,700 shares of the Company's common stock filed a purported class action suit in the United States District Court for the District of Massachusetts against the Company and a current and former officer of the Company. The plaintiff alleged violation of the Securities Exchange Act of 1934 and regulations promulgated thereunder by the Securities and Exchange Commission (the "SEC"), and sought certification of a class that would consist of all purchasers of the Company's stock between November 19, 2002 and August 14, 2003. Principally, the complaint alleged that in connection with certain of the Company's public announcements the Company failed to disclose adverse information with respect to the impact of the acquisition of the CSD assets on the Company and that certain financial projections included in those announcements, particularly the guidance issued with respect to anticipated EBITDA for 2003, were overstated and made without reasonable basis. Subsequently, three additional plaintiffs who purchased 300, 16,500 and 1,500 shares of the Company's common stock, respectively, filed complaints in the same court containing essentially the same allegations and seeking the same class certification.

        The Company believes that at all times during the purported class period the Company and the two other defendants conducted themselves in compliance with relevant securities laws and that the guidance as to anticipated EBITDA and other forward-looking statements contained in the Company's public announcements are protected by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. On November 30, 2004, all of the lawsuits described in the preceding paragraph were voluntarily dismissed with prejudice by the lead counsel for the plaintiffs. The cases were never certified as a class action, and the plaintiffs voluntarily dismissed their cases by means of a voluntary stipulation of dismissal with prejudice, without financial consideration and with mutual release of all claims.

        Superfund Sites Not Related to CSD Acquisition.    The Company has been named as a PRP at 28 sites that are not related to the CSD acquisition. Fourteen of these sites involve two subsidiaries which the Company acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of that acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of those two subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending those two Company subsidiaries in those 14 cases, including legal fees and settlement costs.

        The Company's subsidiary which owns the Bristol, Connecticut facility is involved in one of the 28 Superfund sites. As part of the acquisition of that facility, the seller and its now parent company, Cemex, S.A., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facility, which would include any liability arising from Superfund sites.

        Eleven of the 28 Superfund sites involve subsidiaries acquired by the Company which had been designated as PRPs with respect to such sites prior to acquisition of such subsidiaries by the Company. Some of these sites have been settled, and the Company believes its ultimate liability with respect to the remaining such sites will not be material to the Company's result of operations, cash flow from operations or financial position.

        As of December 31, 2004, the Company had reserves of $0.2 million for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company's ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

  EPA Enforcement Actions

        Kimball Facility.    On April 2, 2003, Region VII of the U.S. Environmental Protection Agency ("EPA Region VII") in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing ("CCO") on the Company's subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation ("NOV") for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project ("SEP"). The Company will be required to perform and account for the SEP in accordance with the EPA's SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company's own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company's subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At December 31, 2004, the Company had accrued $132 thousand for its SEP liability.

        Chicago Facility.    By letter dated January 16, 2004, Region V of the EPA ("EPA Region V") in Chicago, Illinois notified the Company that EPA Region V believes the Company's Chicago, Illinois facility may be in violation of the National Emission Standard for Benzene Waste Operations Subpart FF regulations promulgated under the Clean Air Act and that EPA Region V may seek injunctive relief and civil penalties for these alleged violations. The alleged violations pertain to total annual benzene quantity determinations and reporting, provisions of individual waste stream identification and emissions control information, and treatment and control requirements for the benzene waste streams. EPA Region V is seeking a fine of $325 thousand. The Company believes that its Chicago facility complies in all material respects with these regulations and has engaged in ongoing settlement discussions with EPA Region V to resolve the issues described in the letter from EPA Region V without litigation. The Company believes that the cost of resolving this matter will not be material to the Company's results of operations or financial position.

  State and Provincial Enforcement Actions

        Chicago Facility.    On February 12, 2004, the Company's subsidiary which owns the Chicago facility was notified by the Illinois Attorney General's Office that an enforcement action was being initiated against such facility. The enforcement action alleges that the Chicago facility has violated its operating permit, certain Illinois Pollution Control Board regulations, and allegedly applicable provisions of the National Emission Standards for Hazardous Air Pollutants ("NESHAPs"). The Illinois Attorney General's Office announced that it was seeking $170 thousand in penalties. Legal and compliance representatives of the Company have held discussions with the Illinois Attorney General's Office and the Illinois Environmental Protection Agency, and anticipate that a Supplemental Environmental Project will be negotiated that will substantially reduce the cash component of the penalty in exchange for agreeing to the installation of equipment upgrades at the facility designed to address and control air emissions from operations. These negotiations are ongoing, and although significant progress has been made, there can be no assurance that a settlement can be reached or that the penalty will be reduced.

        London, Ontario Facility.    Clean Harbors Environmental Services Inc., and one of the Company's Canadian subsidiaries, Clean Harbors Canada, Inc., received a summons alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The initial appearance on this matter occurred on November 22, 2004. The Company has not yet determined whether to defend the charges or attempt to negotiate a settlement. The Company has not accrued any liability associated with this matter because any potential liability is not now estimable.

  Contingency

        Litigation Involving Former Holders of Subordinated Notes.    On April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the "Lenders") $35 million of 16% Senior Subordinated Notes due 2008 (the "Subordinated Notes") as part of the Company's refinancing of all its then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the "Purchase Agreement"), the Company was also required to pay a $350 thousand closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company's common stock (the "Warrants") exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company's ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, the Company would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called "Make Whole Amount" computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Subordinated Notes. The Purchase Agreement also provided that, if the Company should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called "Make Whole Amount" then in effect.

        During several months prior to the Company's acquisition of the CSD assets effective September 7, 2002, the Company sought the Lenders' cooperation with respect to such acquisition and to include the Lenders in a refinancing of the Company's outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, ultimately refused to provide any such cooperation. The Company thus notified the Lenders that it was proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the "Make Whole Amount" of $16,991,129, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders' demand, the Company immediately paid in full the amount demanded, while notifying the Lenders that it was paying the "Make Whole Amount" under protest. It is the Company's position that if the payment to the Lenders is not deemed to be voluntary and the 48.5% "Make Whole Amount" is deemed unconscionable, the "Make-Whole Amount" is likely to be held unenforceable under Massachusetts case law.

        Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Suffolk Superior Court seeking a declaratory judgment that the "Make Whole Amount" is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders' actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders' receipt of their share of the "Make Whole Amount," the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was granted. Discovery in the proceedings was completed and all parties served and filed motions for summary judgment. On March 15, 2004, the Court granted summary judgment for the Lenders ruling that the "Make Whole Amount" was enforceable, and on May 15, 2004 the court ordered the Company pay $323 thousand to the Lenders for legal and expert cost reimbursement. The Company has appealed the Court's rulings, and the Lenders have cross-appealed as to the amount of legal and expert cost reimbursement. The Appeals Court heard the appeals on March 5, 2005, but a decision by the Court is not expected for several months. The Company has not accrued the Lenders' legal and expert costs because, based on the advice of legal counsel, the Company now believes that such payment is not probable.

(12) CLOSURE AND POST-CLOSURE LIABILITIES

        The Company records environmental-related accruals for closure and post-closure obligations at both its landfill and non-landfill operations. See Note 4 for further discussion of the Company's methodology for estimating and recording these accruals.

        Reserves for closure and post-closure obligations are as follows (in thousands):

	2004	2003
Landfill facilities:
Cell closure	$14,959	$13,744
Facility closure	1,726	1,713
Post-closure	2,203	2,246

	18,888	17,703

Non-landfill retirement liability:
Facility closure	6,763	7,992

	25,651	25,695
Less obligation classified as current	2,930	6,480

Long-term closure and post-closure liability	$22,721	$19,215

        All of the landfill facilities included in the table above are active as of December 31, 2004.

        Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2005		$3,097
2006		3,347
2007		5,188
2008		7,207
2009		3,411
Thereafter		205,570

Undiscounted closure and post-closure liabilities		227,820
Less:	Reserves to be provided (including discount of $120.1 million) over remaining site lives	(202,169)

Present value of closure and post-closure liabilities		$25,651

        The changes to closure and post-closure liabilities for the year ended December 31, 2004 are as follows (in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Statement of Operations	Other Changes in Estimates	Currency Translation, Reclassifications and Other	Payments	December 31, 2004
Landfill retirement liability	$17,703	$958	$2,460	$(1,069)	$(1,157)	$43	$(50)	$18,888
Non-landfill retirement liability	7,992	—	902	(928)	(8)	6	(1,201)	6,763

Total	$25,695	$958	$3,362	$(1,997)	$(1,165)	$49	$(1,251)	$25,651

        The changes to closure and post-closure liabilities for the year ended December 31, 2003 are as follows (in thousands):

	December 31, 2003	Cumulative Effect of Changes in Accounting for Asset Retirement Obligations	Purchase Accounting Adjustment Due to Change in Accounting for Asset Retirement Obligations	Other Purchase Accounting Adjustments	New Asset Retirement Obligations	Accretion and Other Charges to Expense	Decrease Due to Increase in Highly Probable Airspace and other Changes in Estimates	Currency Translation, Reclassifications and Other	Payments	December 31, 2003
Landfill retirement liability	$60,765	$(79)	$(38,794)	$2,851	$1,004	$3,476	$(11,596)	$127	$(51)	$17,703
Non-landfill retirement liability	—	1,381	8,489	761	—	1,042	49	(1,045)	(2,685)	7,992

Total	$60,765	$1,302	$(30,305)	$3,612	$1,004	$4,518	$(11,547)	$(918)	$(2,736)	$25,695

        The Company adopted SFAS No. 143 as of January 1, 2003. The following table presents the liability for asset retirement obligations calculated on a pro forma basis as of December 31, 2002 as if the Statement had been previously adopted. The pro forma amounts of the liabilities were calculated using the same assumptions as were used upon the adoption of the Standard (amounts in thousands):

Pro Forma December 31, 2002
Landfill facilities	$24,748
Non-landfill facilities	8,871

Total	$33,619

        The following table shows the adjustment to restated net loss and basic and diluted loss per share as if SFAS No. 143 was adopted as of January 1, 2002 (in thousands except for per share amounts):

(Restated)
2002
Restated net loss	$(28,447)
Accretion of closure and post-closure liabilities, net of tax	155

Adjusted net loss	$(28,292)

Basic loss per share:
Restated loss attributable to common shareholders	$(2.44)
Accretion of closure and post-closure liabilities, net of tax	0.01

Adjusted restated loss attributable to common shareholders	$(2.43)

Diluted loss per share:
Restated loss attributable to common shareholders	$(2.44)
Accretion of closure and post-closure liabilities, net of tax	0.01

Adjusted restated loss attributable to common shareholders	$(2.43)

(13) REMEDIAL LIABILITIES

        Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. The Company's operating subsidiaries' remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from Company activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that the Company is a potentially responsible party and/or is potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 11, "Legal Proceedings," Superfund liabilities also include certain Superfund liabilities to governmental entities for which the Company is potentially liable to reimburse the Sellers in connection with the Company's 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

        SFAS No. 143 applies to asset retirement obligations that arise from ordinary business operations. The Company became subject to almost all of its remedial liabilities as part of the acquisition of the CSD from Safety-Kleen Corp., and the Company believes that most of the remedial obligations did not arise from normal operations. Remedial liabilities to which the Company became subject in connection with the acquisition of the CSD assets have been and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability, which is usually neither increased for inflation nor reduced for discounting.

        The Company records environmental-related accruals for remedial obligations at both its landfill and non-landfill operations. See Note 4 for further discussion of the Company's methodology for estimating and recording these accruals.

        Reserves for remedial obligations are as follows (in thousands):

	2004	2003
Remedial liabilities for landfill sites	$4,985	$5,525
Remedial liabilities for discontinued facilities not now used in active conduct of the Company's business	95,116	97,535
Remedial liabilities (including Superfund) for non-landfill open sites	55,516	54,376

	155,617	157,436
Less obligation classified as current	11,328	14,802

Long-term remedial liability	$144,289	$142,634

        Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2005	$11,328
2006	11,351
2007	16,970
2008	16,490
2009	12,185
Thereafter	133,535

Undiscounted remedial liabilities	201,859
Less: Discount	(46,242)

Present value of remedial liabilities	$155,617

        The anticipated payments for Long-term Maintenance range from $4.5 million to $6.9 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $1.1 million to $8.2 million per year with an average expected payment of $5.0 million per year. Legal and Superfund liabilities payments are expected to be between $1.7 million and $2.8 million per year for the next five years with the exception of 2009 where spending is anticipated to be $6.4 million primarily because of one case. These estimates are managed on a daily basis, reviewed at least quarterly, and adjusted as additional information becomes available.

        The changes to remedial liabilities for the year ended December 31, 2004 are as follows (in thousands):

	December 31, 2003	Accretion	Changes in Estimate Charged to Statement of Operations	Other Changes in Estimate	Currency Translation, Reclassifications and Other	Payments	December 31, 2004
Remedial liabilities for landfill sites	$5,525	$225	$(420)	$—	$140	$(485)	$4,985
Remedial liabilities for discontinued facilities not now used in the active conduct of the Company's business	97,535	4,390	(841)	392	196	(6,556)	95,116
Remedial liabilities (including Superfund) for non-landfill open sites	54,376	2,417	(29)	—	765	(2,013)	55,516

Total	$157,436	$7,032	$(1,290)	$392	$1,101	$(9,054)	$155,617

        The changes to remedial liabilities for the year ended December 31, 2003 are as follows (in thousands):

	December 31, 2002	Cumulative Effect of Changes in Accounting for Asset Retirement Obligations	Purchase Accounting Adjustment Due to Change in Accounting for Asset Retirement Obligations	Other Purchase Accounting Adjustments	Accretion and Other Charges to Expense	Currency Translation, Reclassifications and Other	Payments	December 31, 2003
Remedial liabilities for landfill sites	$4,519	$—	$—	$662	$230	$358	$(244)	$5,525
Remedial liabilities for discontinued facilities not now used in the active conduct of the Company's business	104,899	537	(16,363)	6,003	3,804	2,228	(3,573)	97,535
Remedial liabilities (including Superfund) for non-landfill open sites	34,428	—	(16)	18,059	2,347	978	(1,420)	54,376

Total	$143,846	$537	$(16,379)	$24,724	$6,381	$3,564	$(5,237)	$157,436

        Estimation of Certain Preacquisition Contingencies—SFAS No. 5, "Accounting for Contingencies," requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price those assumed liabilities which are not both probable and estimable. As described in Note 11, "Legal Proceedings," under the headings "Ville Mercier Legal Proceedings" and

"Marine Shale Processors," as of December 31, 2002 the Company was unable to estimate the amount of potential remedial liabilities in connection with the facility and sites which are the subject of these proceedings, but, as part of the integration plan of the CSD acquisition, the Company committed to obtaining the data required so that the Company could record such potential liabilities as adjustments to the purchase price. Sufficient additional information on these proceedings was obtained prior to the first anniversary to allow the Company to record these potential liabilities as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles in the United States. Accordingly, additional discounted environmental liabilities were recorded as part of the purchase price in the quarter ended September 30, 2003. At December 31, 2004, the Company had recorded reserves of $13.7 million and $10.6 million relating to Marine Shale Processors and the Ville Mercier Legal Proceedings, respectively.

        Remedial liabilities, including Superfund liabilities—As described in the tables above under "Reserves for remedial obligations," the Company had as of December 31, 2004 a total of $155.6 million of estimated liabilities for remediation of environmental contamination, of which $5.0 million related to the Company's landfills and $150.6 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 56 Superfund sites as of December 31, 2004. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or the Sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made, based upon management's judgment and prior experience, for the Company's best estimate of the liability.

        Remediation liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminants exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful, which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional information becomes available.

        In connection with the Company's acquisition of the CSD assets, the Company performed extensive due diligence, including hiring third-party engineers and attorneys to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisition. Those remedial liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities. In the case of each such facility and site, the Company's estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated cleanup activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company's analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2004 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $155.6 million. The Company also estimates that it is "reasonably possible" as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such total liabilities could be up to $22.3 million greater than such $155.6 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company's satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

        Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company's business (14 facilities)	$38,490	24.7%	$7,534
Discontinued CSD facilities not now used in active conduct of the Company's business but acquired because assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (18 facilities)	94,939	61.0	11,471
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (19 sites)	20,180	13.0	1,863
Sites for which the Company had liabilities prior to the acquisition of CSD assets (3 Superfund sites and 6 other sites)	2,008	1.3	1,475

Total	$155,617	100.0%	$22,343

        Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$38,552	24.8%	$5,391
Bridgeport, NJ	Closed incinerator	27,657	17.8	3,345
Marine Shale Processors	Potential third party Superfund site	13,739	8.8	1,379
Mercier, Quebec	Open incineration facility and legal proceedings	11,325	7.3	1,163
Roebuck, SC	Closed incinerator	10,438	6.7	832
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	47,271	30.4	9,556
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the Sellers (or their predecessors) are present (21 sites)	6,635	4.2	677

Total		$155,617	100.0%	$22,343

        Revisions to remedial reserve requirements may result in upward or downward adjustments to income from operations in any given period. The Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. It is reasonably possible that legal, technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, and restricted cash and cash equivalents approximate fair value. The fair value of the marketable securities, which consist of auction rate securities, is par value, at which they trade. The fair value of the Senior Secured Notes is based on quoted market price. The Company borrowings at variable interest rates approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair values of the Company's Subordinated Loans could not be determined, since there was no active market in these securities. At December 31, 2004 and 2003, the estimated fair values of the Company's financial instruments are as follows (in thousands):

	Carrying Amount	Fair Value
December 31, 2004
Cash and cash equivalents	$31,081	$31,081
Marketable securities	16,800	16,800
Senior Secured Notes	150,000	159,516
December 31, 2003
Cash and cash equivalents	$6,331	$6,331
Restricted cash and cash equivalents	88,817	88,817
Subordinated Loans for which no quoted market prices were available	40,000	—
Borrowings at variable rates	142,500	142,500

        See Notes 4, 7 and 10 for further discussion on restricted cash and cash equivalents.

(15) COMMITMENTS AND CONTINGENCIES

        Leases.    The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from two to seven years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2005	$1,872	$9,104
2006	1,707	5,955
2007	1,178	4,024
2008	817	2,896
2009	138	2,251
Thereafter	10	1,297

Total minimum lease payments	5,722	$25,527

Less: imputed interest at interest rates ranging from 1.67% to 35.9%	715

Present value of future minimum lease payments	$5,007

Total capital lease obligations	$5,007
Less: current portion of capital lease obligations	1,522

Long-term capital lease obligations	$3,485

        During the years 2004, 2003 and 2002, rent expense was approximately $32.3 million, $30.0 million, and $17.9 million, respectively.

        Other Contingencies.    The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits, without which the Company's operations would be adversely affected, are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

        Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per occurrence for the workers' compensation, general liability and vehicle liability is $0.5 million. The deductible per occurrence for the environmental impairments is $1.0 million. At December 31, 2004 and 2003, the Company had accrued $4.4 million and $4.4 million as restated, respectively, for its self-insurance liabilities. Actual expenditures in future periods can differ materially from accruals based on estimates.

        Gain Contingency.    In 2003, the Company filed an insurance claim in the amount of $4.5 million for reimbursement of costs incurred and lost profits relating to a fire that occurred at a then CSD-owned facility that the Company acquired as part of the acquisition of the CSD assets from Safety-Kleen Corp. The Company recorded $1.2 million as a receivable for out-of-pocket costs, and the Company determined that the $3.3 million of the claim related to lost profits was a gain contingency.

As of December 31, 2004, the Company had $1.2 million recorded as a receivable for out-of-pocket costs. The Company will record the portion of the claim that represents lost profits as a component of other income if or when a settlement is reached with the insurance company.

(16) INCOME TAXES

        The domestic and foreign components of income (loss) before provision for income taxes and cumulative effect of change in accounting principle are as follows (in thousands):

	For the Year Ended December 31,
		(Restated)	(Restated)
	2004	2003	2002
Domestic	$(4,906)	$(27,602)	$(31,854)
Foreign	13,549	15,390	7,194

Total	$8,643	$(12,212)	$(24,660)

        The provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Current:
Federal	$(124)	$—	$(545)
State	50	185	610
Foreign	5,944	5,701	2,047

Total	5,870	5,886	2,112

Deferred
Federal	—	—	488
State	—	—	564
Foreign	173	(564)	623

Total	173	(564)	1,675

Net provision for income taxes	$6,043	$5,322	$3,787

        The effective income tax rate varies from the amount computed using the statutory federal income tax rate as follows:

	For the Year Ended December 31,
		(Restated)	(Restated)
	2004	2003	2002
Book income at statutory rate	$2,939	$(4,152)	$(8,384)
State income taxes, net of federal benefit	(304)	148	556
Foreign rate differential	1,349	330	202
Foreign income inclusion	4,529	3,378	2,446
Adjustment of prior year's estimated attributes	645	(362)	(456)
Change in federal valuation allowance	1,034	5,632	8,934
Other	609	348	489
Tax credits, net	(4,758)	—	—

Net provision for income taxes.	$6,043	$5,322	$3,787

        The components of the total net deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows (in thousands):

	2004	(Restated) 2003
Deferred tax assets:
Workers compensation accrual	$1,753	$1,775
Provision for doubtful accounts	1,144	1,228
Closure, post-closure and remedial liabilities	45,072	47,771
Accrued expenses	2,250	1,497
Accrued compensation	10	446
Net operating loss carryforwards	17,661	23,706
Tax credit carryforwards	12,525	1,660

Total deferred tax asset	80,415	78,083

Deferred tax liabilities:
Property, plant and equipment	(11,198)	(14,951)
Permits and customer databases	(28,623)	(20,384)
Miscellaneous	(204)	(3,139)

Total deferred tax liability	(40,025)	(38,474)

Total net deferred tax asset before valuation allowance	40,390	39,609

Less valuation allowance	(39,714)	(32,837)

Net deferred tax asset	$676	$6,772

        The Company has U.S. federal net operating loss carryovers of approximately $45.2 million at December 31, 2004 which begin to expire in 2012. The Company has federal tax credit carryovers of approximately $1.4 million at December 31, 2004 which begin to expire in 2007 and foreign tax credit carryovers of approximately $11.1 million which begin to expire in 2012.

        In the first quarter of 2004, the Company recorded a benefit of approximately $0.1 million as the result of a favorable resolution of a federal alternative minimum tax net operating loss carryback claim.

        In the fourth quarter of 2002, the Company recorded a benefit of approximately $0.7 million as a result of the favorable resolution of a federal alternative minimum tax net operating loss carryback claim.

        In the third quarter of 2002, the Company established a $16.9 million valuation allowance on the deferred tax assets recorded in connection with the acquisition of the CSD assets. The valuation allowance was subsequently reduced to $4.4 million in 2003 as a result of adjustments to the deferred tax assets recorded in the acquisition. In the third quarter of 2002, the Company established a valuation allowance against its existing net deferred tax assets position of $1.1 million in recognition of the difficulty posed in projecting future profits in view of the acquisition. All reductions to the valuation allowance associated with the CSD acquisition in the future will be recorded as a decrease to acquisition-related intangible assets, rather than a tax provision benefit as the net deferred tax assets were fully reserved at the time of the related business combination.

        The Company provides for U.S. taxes on all of its foreign earnings as the foreign earnings are not considered to be permanently invested outside the U.S.

        The Company maintains a full valuation allowance against its U.S. deferred tax assets, calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.

        The American Jobs Creation Act of 2004 (the "Act") was enacted on October 24, 2004. The Act makes a number of changes to the income tax laws such as a new reduction for qualifying domestic production activities and the ability to repatriate permanent reinvested foreign earnings at an effective tax rate of 5.25%. The Company is currently reviewing the provisions of the Act and its impact cannot be quantified at this time; however, it is not anticipated that the Act will have a material impact on the Company's income tax provision.

(17) EARNINGS (LOSS) PER SHARE

        The following is a reconciliation of basic and diluted earnings (loss) per share computations (in thousands except for per share amounts):

	Year Ended 2004
	Loss (Numerator)	Shares (Denominator)	Loss Per Share
Income before cumulative effect of change in accounting principle	$2,600
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock	(11,798)

Basic and diluted loss available to common shareholders before cumulative effect of change in accounting principle	(9,198)	14,099	$(0.65)
Cumulative effect of change in accounting principle, net of tax	—	14,099	—

Basic and diluted loss attributable to common shareholders	$(9,198)	14,099	$(0.65)

	Year Ended 2003
	(Restated) Loss (Numerator)	Shares (Denominator)	(Restated) Loss Per Share
Loss before cumulative effect of change in accounting principle	$(17,534)
Dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock	3,287

Basic and diluted loss available to common shareholders before cumulative effect of change in accounting principle	(20,821)	13,553	$(1.54)
Cumulative effect of change in accounting principle, net of tax	(66)	13,553	—

Basic and diluted loss attributable to common shareholders	$(20,887)	13,553	$(1.54)

	Year Ended 2002
	(Restated) Loss (Numerator)	Shares (Denominator)	(Restated) Loss Per Share
Loss before cumulative effect of change in accounting principle	$(28,447)
Dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock	1,291

Basic and diluted loss available to common shareholders before cumulative effect of change in accounting principle	(29,738)	12,189	$(2.44)
Cumulative effect of change in accounting principle, net of tax	—	12,189	—

Basic and diluted loss attributable to common shareholders	$(29,738)	12,189	$(2.44)

        Because the effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes the following: (i) for the year ended December 31, 2004, the effect of 2.8 million warrants outstanding issued on June 30, 2004 relating to the redemption of the

Series C Preferred Stock; (ii) the assumed conversion of the Series C Preferred Stock into 3.3 million and 2.4 million shares of common stock for the years ended December 31, 2003 and 2002, respectively; (iii) the assumed exercise of the warrants issued in conjunction with the $35.0 million of Subordinated Notes in 2001 into 1.2 million shares of common stock for the year ended December 31, 2002; (iv) the assumed exercise of 1.6 million, 1.8 million and 1.2 million stock options for the years ended December 31, 2004, 2003 and 2002, respectively; and (v) the assumed conversion of the Series B Preferred Stock into 0.2 million common shares for the year ended December 31, 2004 and into 0.3 million common shares for the years ended December 31, 2003 and 2002.

(18) REDEEMABLE SERIES C PREFERRED STOCK

        Prior to June 30, 2004, the Company had outstanding 25,000 shares of Series C Convertible Preferred Stock, $0.01 par value ("Series C Preferred Stock"). The Series C Preferred Stock was entitled to receive dividends at an annual rate of 6.0% (such dividends were paid in cash through March 2003 and thereafter accrued and compounded through the redemption date). The Company issued the Series C Preferred Stock for $25.0 million on September 10, 2002, and incurred $2.9 million of issuance costs. The Company determined that the Series C Preferred Stock should be recorded on the Company's financial statements as though the Series C Preferred Stock consisted of two components, namely: (i) non-convertible redeemable preferred stock (the "Host Contract") with a 6.0% annual dividend and (ii) an embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series C Preferred Stock to convert into the Company's common stock on the terms set forth in the Series C Preferred Stock. The Series C Preferred Stock reported on the Company's consolidated balance sheet consisted only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which had been recorded through the balance sheet date with regard to the discount which was originally recorded for the Host Contract, plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs were being accreted over the life of the Series C Preferred Stock, with such accretion being recorded as a reduction in additional paid-in-capital. During the period from January 1 through June 30, 2004, the Company recorded accretion on the discount and issuance costs of the Series C Preferred Stock of $0.7 million. For the six-month period ended December 31, 2004, no accretion was recorded because of the redemption of the Series C Preferred Stock on June 30, 2004. For the year ended December 31, 2003, the amount of accretion recorded as a reduction to additional paid-in capital was $1.3 million. For the year ended December 31, 2002, the Company recorded in Other Long-term Liabilities the fair value of the Embedded Derivative and periodically marked that value to market. As of December 31, 2003, the market value of the embedded derivative was determined to be $9.6 million, and the Company recorded $0.4 million of Other Expense during 2003 to adjust the carrying value of the Embedded Derivative to fair value. As noted below, on June 30, 2004 the Company redeemed the Series C Preferred Stock. At that time, the market value of the Embedded Derivative was determined to be $11.2 million and the Company recorded other expense of $1.6 million through June 30, 2004 to reflect such adjustment.

On June 30, 2004, the Company redeemed the Series C Preferred Stock for $25.0 million in cash and paid accrued dividends of $2.0 million. The difference between the $25.0 million paid and the carrying amount of the Series C Preferred Stock of $17.2 million on June 30, 2004 was charged to additional paid-in capital. In addition, the Company issued warrants to purchase 2.8 million shares of the Company's common stock, and the Company paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants issued are exercisable at $8.00 per common share and expire on September 10, 2009. The Company settled the $11.2 million Embedded Derivative liability through the issuance of the 2.8 million warrants (which the Company valued using the Black-Scholes option pricing model at $9.2 million) together with the $0.4 million of cash that was paid in lieu of warrants, which resulted in a gain on the settlement of the Embedded Derivative of $1.6 million. The gain on the settlement of the Embedded Derivative was recorded as a reduction to refinancing-related expenses. The value of the warrants issued of $9.2 million was credited to additional paid-in capital. Because of the redemption of the Series C Preferred Stock on June 30, 2004, the Company will not be required to make mark-to-market adjustments to the Company's reported income (loss) associated with the Embedded Derivative for any period subsequent to June 30, 2004.

(19) STOCKHOLDERS' EQUITY

  (a) Limitations on Access to Public Capital Markets

        As described in Note 3, "Acquisition," effective September 7, 2002, the Company purchased from Safety-Kleen Services, Inc. (the "Seller") and certain of the Seller's domestic subsidiaries substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. ("Safety-Kleen"). Regulations of the SEC require the filing of audited financial statements of the acquired company if determined to be a material acquisition. Safety-Kleen publicly disclosed that it had material deficiencies in many of its financial systems, processes and related internal controls. The Seller agreed in the Acquisition Agreement to provide the Company audited balance sheets for the CSD as of the end of each of the CSD's three fiscal years in the period ended August 31, 2001, and the Company filed these balance sheets as part of the Form 8-K filed by the Company with the SEC on September 25, 2002. However, due to Safety-Kleen's material internal control deficiencies, Safety-Kleen's auditors advised Safety-Kleen that they were not able to provide auditors' reports with respect to the CSD's statements of operations and cash flows for such three fiscal years. Additionally, Safety-Kleen's pre-existing deficiencies in financial systems, processes, and related internal controls led the Company to believe that the historical unaudited financial statements of the CSD may not be reliable or accurate. The Company received a "no-action letter" from the SEC staff with respect to the Company's inability to file audited statements of operations and cash flows for the CSD or a pro forma statement of operations based thereon. However, until the Company is able to file audited statements of operations and cash flows reflecting combined operations following the Company's acquisition of the CSD assets for at least three years (or such lesser period as the SEC staff may permit in the future), the Company will not be able to file registration statements for public securities offerings (except for offerings involving employee benefit plans and secondary offerings by holders of warrants and other securities). This could prevent the Company from being able to access the public capital markets until audited financial statements for the year ended December 31, 2005 are filed, but it does not prevent the Company from obtaining financing through other sources such as private equity or debt placements and bank loans.

  (b) Stock Option Plans

        In 1992 the Company adopted an equity incentive plan, which provides for a variety of incentive awards, including stock options ("1992 Plan"), and in 2000, the Company adopted a stock incentive plan, which provides for awards in the form of incentive stock options, non-qualified stock options and restricted stock ("2000 Plan"). In 2002, the Company amended the 2000 Plan by increasing the awards that can be issued under the 2000 Plan from 0.8 million shares to 1.5 million shares. As of December 31, 2004, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options. These options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. As of December 31, 2004, the Company had reserved 207,581 shares of common stock for issuance under the 2000 Plan, exclusive of shares previously issued or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2004 options for an aggregate of 401,265 shares which shall remain in effect until such options are either exercised or expire in accordance with their terms. In addition, on December 31, 2004, there were outstanding options for an aggregate of 31,750 shares under the Company's 1987 Equity Incentive Plan which had expired in 1997.

        Under the terms of the 2000 Plan, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. No compensation expense related to stock option grants to employees was recorded in 2004, 2003 or 2002, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant.

        During 2004, 2003 and 2002, the Company granted options to non-employees of the Company, and in accordance with SFAS No. 123 "Accounting for Stock Based Compensation," recorded expense of $35 thousand, $29 thousand and $166 thousand related to those options for the years ended December 31, 2004, 2003 and 2002, respectively.

        Activity under the Plans for the three years ended December 31, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,526,882	$2.18
Granted at fair value	193,800	8.14
Forfeited	(50,020)	3.08
Exercised	(478,144)	2.06

Outstanding at December 31, 2002	1,192,518	3.17
Granted at fair value	967,042	12.54
Forfeited	(154,685)	11.23
Exercised	(246,965)	2.10

Outstanding at December 31, 2003	1,757,910	7.76
Granted at fair value	77,833	6.70
Forfeited	(27,310)	8.61
Exercised	(172,665)	2.26

Outstanding at December 31, 2004	1,635,768	$8.28

        Summarized information about stock options outstanding at December 31, 2004 is as follows:

				Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Options Outstanding		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.44–1.75	17,000	2.76	$1.53	17,000	$1.53
1.81	101,415	3.32	1.81	101,415	1.81
1.88–2.06	110,900	4.06	1.98	90,600	1.97
2.13–2.42	139,778	3.05	2.22	102,778	2.24
2.50	100,650	5.15	2.50	59,950	2.50
2.61–2.88	14,000	2.06	2.65	13,000	2.63
3.26–3.86	106,800	6.99	3.38	50,000	3.36
5.73–6.46	94,300	8.00	6.05	39,300	6.25
7.52–8.08	21,833	5.25	7.85	6,000	7.89
9.07–9.91	95,667	7.78	9.56	32,778	9.65
10.37–10.78	119,000	7.20	10.55	39,000	10.57
11.22–11.70	20,000	7.86	11.58	15,000	11.70
12.98	694,425	8.14	12.98	139,685	12.98

        Options exercisable at December 31, 2004, 2003, and 2002 were 706,506, 559,007, and 586,999, respectively. The weighted average exercise prices for the exercisable options at December 31, 2004, 2003, and 2002 were $5.63, $2.88, and $2.39, respectively.

        The fair value of each option granted during 2004, 2003, and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	none	none	none
Expected volatility	85.0%	85.0%	88.2%
Risk-free interest rate	3.4%	3.0%	4.3%
Expected life	3.7	4.9	5.9

        Weighted average fair value of options granted at fair value during:

2004	$5.16

2003	$8.55

2002	$5.98

        There were no options granted at greater than fair value in the periods presented.

  (c) Employee Stock Purchase Plan

        In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock have been reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. As of December 31, 2004, an aggregate of 132,480 shares remained available for future issuance under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. During the years ended December 31, 2004, 2003 and 2002, monies were withheld from employees for the purchase of 64,760, 105,537, and 53,937, shares, respectively, of common stock under the ESPP. The weighted average per share fair value of the purchase rights granted under the ESPP during 2004, 2003 and 2002 were $2.81, $1.93, and $2.61, respectively.

  (d) Warrants

        In connection with the issuance on April 30, 2001 of Subordinated Notes (that were repaid in September 2002), the Company issued warrants to purchase 1,519,020 shares of common stock exercisable at $0.01 per share and expiring on April 30, 2008. The proceeds from the issuance of the Subordinated Notes and warrants were allocated based on the relative fair value of the warrants and Subordinated Notes. During the year ended December 31, 2002, warrants for 281,212 shares were exercised, 892 warrants were cancelled upon net exercise, and 1,236,916 warrants remained outstanding at December 31, 2002. During the year ended December 31, 2003, warrants for 1,236,010 shares were exercised, 906 warrants were cancelled upon net exercise, and no warrants remained outstanding at December 31, 2003.

        As further described in Note 18, "Redeemable Series C Preferred Stock," on June 30, 2004, the Company issued warrants to purchase 2.8 million shares of the Company's common stock and the Company paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants issued are exercisable at $8.00 per common share and expire on September 10, 2009. As of December 31, 2004, there were 2,775,000 warrants outstanding. On February 11, 2005, warrants for 717,060 shares were exercised in a cashless exercise that resulted in the issuance of 420,571 shares of common stock. In connection with the cashless exercise, warrants for 296,489 shares were cancelled. As of February 11, 2005, warrants for 2,057,940 shares remained outstanding.

  (e) Series B Preferred Stock

        On February 16, 1993, the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Series B Preferred Stock"), for the acquisition of its Spring Grove facility. The liquidation value of each share of Series B Preferred Stock is the liquidation preference of $50.00 plus unpaid dividends. Series B Preferred Stock may be converted by the holder into common stock at a conversion rate which, as of December 31, 2004, was equal to $16.45 per share and is subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. The Company has the option to redeem the Series B Preferred Stock at the liquidation preference plus any accrued dividends with no redemption premium. Each share of Series B Preferred Stock entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value. On October 19, 2004, 42,000 shares of

Series B Preferred Stock were converted into 127,680 shares of common stock. As of December 31, 2004, the Company had 70,000 shares of Series B Preferred Stock outstanding.

        Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Due to loan covenant restrictions, the Company paid the third and fourth quarter 2003 and the first and second quarter 2004 dividends in equivalent value of common stock. Dividends for other quarters included in the years ended December 31, 2004, 2003 and 2002, were paid in cash.

(20) RESTRUCTURING

        For the year ended December 31, 2002, the Company recorded a restructuring charge of $750,000 related to the acquisition of the assets of the CSD. The restructuring charge consisted of $250,000 for severance for individuals that were employees of the Company prior to the acquisition, and $500,000 of costs associated with the decision to close parts of facilities and sales offices that were operated by the Company prior to the acquisition and that became duplicative due to facilities and sales offices acquired as part of the CSD assets. The Company is in the process of completing the restructuring. The following table summarizes the activity from the acquisition date through December 31, 2004 (dollars in thousands):

	Severance		Locations
	Number of Employees	Costs	Number of Locations	Costs	Total
Accrued Restructuring Costs	20	$250	9	$500	$750
Utilized from acquisition through December 31, 2002	(14)	(183)	(7)	(128)	(311)

Balance December 31, 2002	6	67	2	372	439
Change in estimate	(6)	(67)	—	(57)	(124)
Utilized year ended December 31, 2003	—	—	—	(81)	(81)

Balance December 31, 2003	—	—	2	234	234
Change in estimate	—	—	—	(22)	(22)
Utilized year ended December 31, 2004	—	—	(2)	(43)	(43)

Balance December 31, 2004	—	$—	—	$169	$169

(21) LOSS ON REFINANCINGS

        As further discussed in Notes 10 and 18, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the "Revolving Credit Facility"), $115.0 million of three-year non-amortizing term loans (the "Senior Loans"), $40.0 million of five-year non-amortizing subordinated loans (the "Subordinated Loans"), Series C Convertible Preferred Stock, $0.01 par value (the "Series C Preferred Stock") and the related embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series C Preferred Stock to convert into the Company's common stock on the terms set forth in the Series C Preferred Stock. As described in Note 10, on June 30, 2004, the Company repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. The Company recorded refinancing expenses, net of $7.1 million during the three-month period ended June 30, 2004. Such expenses consisted of write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

        Prior to the purchase of the CSD assets as discussed in Notes 3, 4, and 11, the Company had outstanding prior to September 10, 2002, $35.0 million of 16% Senior Subordinated Notes ("Subordinated Notes") and $9.6 million of 10.75% economic development revenue bonds ("Bonds"). The total cost of the extinguishment of that debt of approximately $24.7 million was recorded in 2002 and consisted of: (1) a "Make Whole Amount" for the Subordinated Notes of approximately $17.0 million, (2) the defeasance costs on the Bonds of approximately $3.1 million, and (3) the write-off of deferred financing costs for both the Subordinated Notes and the Bonds of approximately $4.6 million, of which approximately $2.4 million represented a write-off of the then unamortized debt issue discount based on the fair value of warrants issued in connection with the Subordinated Notes on April 30, 2001. The Company recorded this loss in the financial statements for the period ended September 30, 2002. As described in Note 11 under "Litigation Involving Former Holders of Subordinated Notes," the Company has initiated litigation against the former holders of the Subordinated Notes seeking to recover the "Make Whole Amount" as an unenforceable penalty under Massachusetts case law.

(22) EMPLOYEE BENEFIT PLANS

        As part of the acquisition of the Canadian subsidiaries of the CSD from Safety-Kleen, the Company assumed responsibility for a defined benefit plan that covers 31 active non-supervisory Canadian employees. The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2004	2003	2002
Service cost	$100	$80	$56
Interest cost	256	236	69
Expected return on fair value of assets	(266)	(285)	(108)
Net amortization and deferral	—	57	(56)

Net periodic pension cost	$90	$88	$(39)

        Weighted average assumptions used to determine net pension cost during the period:

	2004	2003	2002
Discount rate	5.50%	5.75%	6.0%
Expected return on fair value of assets	7.00%	7.00%	7.0%
Rate of compensation increase	4.68%	4.17%	3.9%

        The long-term rate-of-return-on-assets assumption was determined using a building-block method, which integrates historical inflation, real risk-free rates and risk premiums for the different asset categories forming the plan fund. A weighted average of the above result and the historical return of the plan's fund is then calculated. The current asset mix is assumed to remain constant and a 1% adjustment for investment and custodial fees is taken into account. Unless the result so obtained is significantly different from the previous year assumption, the long-term rate-of-return-on-assets assumption remains unchanged.

        The accumulated benefit obligation was $5.0 million and $4.5 million at December 31, 2004 and 2003, respectively.

        The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company's consolidated balance sheets at December 31, (in thousands):

	2004	2003
Change in benefit obligations:
Benefit obligation at the beginning of year	$4,505	$3,495
Service cost	100	80
Interest cost	256	236
Employee contributions	29	24
Actuarial loss	42	36
Benefits paid	(191)	(161)
Currency translation	351	795

Benefit obligation at end of year	$5,092	$4,505

	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$3,826	$2,876
Actual return on plan assets	345	285
Employer contributions	149	140
Employee contributions	29	23
Benefits paid	(191)	(161)
Currency translation	309	663

Fair value of plan assets at end of year	$4,467	$3,826

	2004	2003
Amount underfunded	$(625)	$(679)
Unrecognized net actuarial loss	8	46
Unrecognized prior service cost	—	—
Currency translation	1	—

Pension liability accrued	$(616)	$(633)

        Weighted average assumptions used to determine pension benefit obligations at year end:

	2004	2003	2002
Discount rate	5.50%	5.75%	6.0%
Rate of compensation increase	4.68%	4.17%	3.9%

        The Company's investment policy targets a 30% to 65% allocation to equity securities, a 25% to 55% allocation to debt securities, and a 0% to 25% allocation to cash. The asset mix is frequently reviewed by the fund manager by examining the domestic and international macroeconomic factors and relative valuation levels of equity versus fixed income markets as well as internal forecasts of interest rate trends. The objective is to add value through longer-term asset mix positioning rather than short-term trading. The portfolio's volatility is kept to a minimum by implementing only incremental asset mix changes. It is believed that this investment policy fits the long-term nature of pension obligations.

        The Company's weighted average asset allocations at December 31, 2004 and 2003 are as follows:

	2004	2003
Equity securities	51%	49%
Debt securities	39%	42%
Cash and cash equivalents	10%	9%

Total	100%	100%

        The Company expects to contribute $161 thousand to this pension plan in 2005.

        Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

2004
2005	$234
2006	236
2007	267
2008	275
2009	281
2010–2014	1,604

        The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions dependent on meeting profit targets established annually by the Board of Directors. The Company recognized income of $7 thousand for the plan in 2004 and expensed $438 thousand and $315 thousand for the plan in 2003 and 2002, respectively.

(23) SEGMENT REPORTING

        Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, non-recurring severance charges, other non-recurring refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss of refinancings ("EBITDA Contribution"). Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

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

  •
  categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services; and

  •
  Apollo Onsite Services, which provide customized environmental programs at customer sites.

        These services are provided through a network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers' waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers, chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

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

        The following table presents information used by management by reported segment. Revenues from Technical and Site Services consist principally of external revenue from customers. Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers. Corporate Items revenues consist of revenues for miscellaneous services that are not part of a reportable segment. The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, other non-recurring refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancings to segments. Certain reporting units have been reclassified to conform to the current year presentation (in thousands):

	For the Year Ended December 31,
	2004	(Restated) 2003	(Restated) 2002
Revenues:
Technical Services	$444,617	$422,777	$220,085
Site Services	198,609	187,742	128,873
Corporate Items	(7)	450	1,175

Total	643,219	610,969	350,133

Cost of Revenues:
Technical Services	297,926	290,882	144,730
Site Services	159,042	148,196	101,773
Corporate Items	7,870	14,383	5,966

Total	464,838	453,461	252,469

Selling, General & Administrative Expenses:
Technical Services	48,748	48,585	26,627
Site Services	18,449	16,999	11,734
Corporate Items	36,440	41,472	23,157

Total	103,637	107,056	61,518

EBITDA:
Technical Services	97,943	83,310	48,728
Site Services	21,118	22,547	15,366
Corporate Items	(44,317)	(55,405)	(27,948)

Combined EBITDA Contribution	74,744	50,452	36,146

Reconciliation to Consolidated Statements of Operations:
Depreciation and amortization	24,094	26,482	15,508
Accretion of environmental liabilities	10,394	11,114	1,199
Restructuring and non-recurring severance charges	25	1,250	750
Other non-recurring refinancing-related expenses	1,326	—	—
Gain on disposal of assets held for sale	(479)	—	—
Other acquisition costs	—	—	5,406

Income from operations	39,384	11,606	13,283
Other (income) expense	1,345	94	(129)
Loss on refinancings	7,099	—	24,658
Interest expense, net	22,297	23,724	13,414

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$8,643	$(12,212)	$(24,660)

  Revenue, property, plant and equipment and intangible assets outside of the United States

        For the year ended December 31, 2004, the Company derived approximately $557.8 million or 86.7% of revenues from customers located in the United States and Puerto Rico, approximately $84.7 million or 13.2% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2003, the Company derived approximately $540.7 million or 88.5% of revenues from customers located in the United States and Puerto Rico, approximately $70.3 million or 11.5% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. Prior to the acquisition of the CSD assets effective September 7, 2002, the Company derived substantially all of its revenues from environmental services provided to customers located in the United States and Puerto Rico. Following the acquisition of the CSD assets, the Company derived approximately $32.6 million or 9.3% of 2002 revenues from customers located in Canada.

        As of December 31, 2004, the Company had property, plant and equipment, net of depreciation and amortization of approximately $180.5 million, and permits and other intangible assets of $99.5 million. Of these totals, approximately $23.5 million or 13.0% of long-lived assets and $25.2 million or 25.3% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

        The following table presents assets by reported segment and in the aggregate (in thousands):

	As of December 31,
	2004	2003	2002
Property, plant & equipment, net
Technical Services	$153,733	$138,467	$143,022
Site Services	10,475	12,215	16,911
Corporate or other assets	16,318	15,860	21,741

	$180,526	$166,542	$181,674

Intangible assets:
Technical Services
Goodwill	$18,884	$18,884	$18,884
Permits, net	77,419	76,214	90,381
Customer profile database, net	2,591	3,242	4,903

	98,894	98,340	114,168

Site Services
Goodwill	148	148	148
Permits, net	433	329	364
Customer profile database, net	20	26	46

	601	503	558

	$99,495	$98,843	$114,726

(24) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2004
Revenues	$142,757	$161,631	$162,650	$176,181
Cost of revenues	107,460	115,842	116,835	124,701
Income from operations	4,100	9,364	11,239	14,681
Other income (expense)	5,287	(6,635)	(85)	88
(Loss) on refinancing	—	(7,099)	—	—
Net income (loss)	2,817	(12,127)	4,441	7,469
Basic earnings (loss) per share	0.14	(1.63)	0.31	0.52
Diluted loss per share	(0.08)	(1.63)	0.25	0.42
	Revised First Quarter	Second Quarter	Third Quarter	(Restated) Fourth Quarter
	(in thousands except per share amounts)
2003
Revenues	$142,305	$172,035	$151,085	$145,544
Cost of revenues	106,614	131,797	108,687	106,363
Income (loss) from operations	(655)	280	6,456	5,525
Other income (expense)	17	162	8,755	(9,028)
Cumulative effect of change in accounting principle, net of income taxes	66	—	—	—
Net income (loss)	(7,202)	(6,799)	7,417	(11,016)
Basic earnings (loss) per share	(0.60)	(0.57)	0.48	(0.85)
Diluted loss per share	(0.60)	(0.57)	(0.09)	(0.85)

        As further discussed in Note 2, "Restatement of Financial Statements" and in connection with the preparation of its financial statements for the year ended December 31, 2004, the Company concluded that its previous methodology for estimating its self-insured workers compensation and motor vehicle insurance claims resulted in an understatement of its self-insured liabilities. The correction of the errors resulted in a charge to earnings in the fourth quarter of 2004 of $157 thousand or $(0.01) per basic and diluted share. The Company corrected the error for 2003 by restating the fourth quarter, which resulted in an increase in the previously reported cost of revenues of $255 thousand or a decrease of $0.01 per basic and diluted share.

        As further discussed in Note 21, "Loss on Refinancings," in the second quarter of 2004, the Company refinanced its then outstanding debt, redeemed its then outstanding Series C Preferred Stock and settled the related Embedded Derivative liability that resulted in net refinancing costs of $7.1 million.

        As further discussed in Note 18, "Redeemable Series C Preferred Stock," the Company had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock which consisted of two components, namely, the Host Contract and an Embedded Derivative which reflected the right of the holders of the Series C Preferred Stock to convert into the Company's common stock on the terms set forth in the Series C Preferred Stock. The value of the Embedded Derivative was periodically marked to market which resulted in the inclusion of the following gains (losses) as a component of other income (expense):

Quarter Ended	Amount
(in thousands)
2004
First	$5,287
Second	(6,877)
2003
First	$17
Second	429
Third	8,748
Fourth	(9,573)

        Earnings per share are computed independently for each of the quarters presented. Due to this, the 2004 quarterly basic and diluted earnings (loss) per share and the 2003 quarterly diluted loss per share do not equal the total computed for the year.

        The Company revised results for the first quarter of 2003 to reflect an increase of $58 thousand in previously reported cumulative effect of change in accounting principle, net of taxes. This change did not result in a change from previously reported basic and diluted loss per share of $(0.60).

(25) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

        As further described in Note 10, "Financing Arrangements," on June 30, 2004, $150.0 million of Senior Secured Notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent's material subsidiaries organized in the United States. The notes are not guaranteed by the Company's Canadian and Mexican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

        In addition, as part of the refinancing of the Company's debt, one of the parent's Canadian subsidiaries made a $91.7 million (U.S.) investment in the preferred stock of one of the parent's domestic subsidiaries and issued, in partial payment for such investment, a promissory note for $89.4 million (U.S.) payable to one of the parent's domestic subsidiaries. The dividend rate on such preferred stock is 11.125% per annum and the interest rate on such promissory note is 11.0% per annum. The effect of this transaction was to increase stockholders' equity of a U.S. guarantor subsidiary, to increase interest income of a U.S. guarantor subsidiary, to increase debt of a foreign non-guarantor subsidiary, and to increase interest expense of a foreign non-guarantor subsidiary.

'

        Following is the condensed consolidating balance sheet at December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$76	$20,984	$—	$10,021	$—	$31,081
Marketable securities	10,000	6,800	—	—	—	16,800
Accounts receivable, net	9	100,547	—	20,330	—	120,886
Unbilled accounts receivable	—	2,817	—	2,560	—	5,377
Intercompany receivables	17,139	—	8	6,050	(23,197)	—
Deferred costs	—	3,965	—	958	—	4,923
Prepaid expenses	2,951	9,957	—	499	—	13,407
Supplies inventories	—	9,656	—	662	—	10,318
Properties held for sale	—	8,849	—	—	—	8,849
Property, plant and equipment, net	—	156,905	—	23,621	—	180,526
Deferred financing costs	8,935	—	—	15	—	8,950
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	55,236	—	25,227	—	80,463
Investments in subsidiaries	133,504	44,385	—	91,654	(269,543)	—
Deferred tax asset	—	—	—	676	—	676
Intercompany note receivable	—	99,717	—	3,701	(103,418)	—
Other assets	—	1,560	—	1,854	—	3,414

Total assets	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

Liabilities and Stockholders' Equity:
Uncashed checks	$—	$4,769	$—	$1,773	$—	$6,542
Accounts payable	—	57,716	—	12,647	—	70,363
Accrued disposal costs	—	1,630	—	1,402	—	3,032
Deferred revenue	—	17,236	—	4,824	—	22,060
Other accrued expenses	8,675	28,890	—	3,489	—	41,054
Income taxes payable	1,078	310	—	914	—	2,302
Intercompany payables	—	23,197	—	—	(23,197)	—
Closure, post-closure and remedial liabilities	—	166,211	—	15,057	—	181,268
Long-term obligations	148,122	—	—	—	—	148,122
Capital lease obligations	—	4,160	—	847	—	5,007
Other long-term liabilities	—	—	—	13,298	—	13,298
Intercompany note payable	3,701	—	—	99,717	(103,418)	—
Accrued pension cost	—	—	—	616	—	616

Total liabilities	161,576	304,119	—	154,584	(126,615)	493,664
Stockholders' Equity:
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	143	—	—	2,236	(2,236)	143
Additional paid-in capital	62,165	206,787	—	4,049	(210,836)	62,165
Accumulated other comprehensive income	8,667	14,473	—	(1,632)	(12,841)	8,667
Retained earnings (deficit)	(59,938)	15,031	8	28,591	(43,630)	(59,938)

Total stockholders' equity	11,038	236,291	8	33,244	(269,543)	11,038

Total liabilities and stockholders' equity	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

        Following is the condensed consolidating balance sheet at December 31, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	(Restated) Total
Assets:
Cash and cash equivalents	$—	$5,313	$14	$1,004	$—	$6,331
Accounts receivable, net	—	97,255	—	17,174	—	114,429
Unbilled accounts receivable	—	7,030	—	2,446	—	9,476
Intercompany receivables	2,056	—	305	213	(2,574)	—
Deferred costs	—	4,587	—	808	—	5,395
Prepaid expenses	1,597	6,699	—	286	—	8,582
Supplies inventories	—	8,522	—	496	—	9,018
Properties held for sale	—	12,690	—	—	—	12,690
Property, plant and equipment, net	—	150,755	—	15,787	—	166,542
Restricted cash and cash equivalents	88,817	—	—	—	—	88,817
Deferred financing costs	6,277	—	—	20	—	6,297
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	58,840	—	20,971	—	79,811
Investments in subsidiaries	116,767	—	—	—	(116,767)	—
Intercompany note receivable	—	—	—	24,209	(24,209)	—
Deferred tax asset	—	—	—	6,772	—	6,772
Other assets	—	5,045	—	1,922	—	6,967

Total assets	$215,514	$375,768	$319	$92,108	$(143,550)	$540,159

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity:
Uncashed checks	$—	$5,139	$—	$844	$—	$5,983
Revolving credit facility	33,493	—	—	1,798	—	35,291
Accounts payable	—	50,813	—	9,798	—	60,611
Accrued disposal costs	—	1,492	—	529	—	2,021
Deferred revenue	—	18,644	—	4,155	—	22,799
Other accrued expenses	1,710	29,250	17	2,880	—	33,857
Income taxes payable	203	221	—	2,199	—	2,623
Intercompany payables	—	2,574	—	—	(2,574)	—
Closure, post-closure and remedial liabilities	—	169,191	—	13,940	—	183,131
Long-term obligations	147,209	—	—	—	—	147,209
Capital lease obligations	—	4,167	—	452	—	4,619
Other long-term liabilities	9,572	—	—	8,483	—	18,055
Intercompany note payable	—	24,209	—	—	(24,209)	—
Accrued pension cost	—	—	—	633	—	633

Total liabilities	192,187	305,700	17	45,711	(26,783)	516,832
Redeemable Series C Convertible Preferred Stock	15,631	—	—	—	—	15,631
Stockholders' Equity:
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	139	—	300	—	(300)	139
Additional paid-in capital	63,642	90,413	—	24,987	(115,400)	63,642
Accumulated other comprehensive income	6,452	—	—	6,452	(6,452)	6,452
Retained earnings (deficit)	(62,538)	(20,345)	2	14,958	5,385	(62,538)

Total stockholders' equity	7,696	70,068	302	46,397	(116,767)	7,696

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$215,514	$375,768	$319	$92,108	$(143,550)	$540,159

        Following is the consolidating statement of operations for the year ended December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$530,124	$61	$129,056	$(16,022)	$643,219
Cost of revenues	—	395,727	12	85,072	(15,973)	464,838
Selling, general and administrative expenses	35	82,980	43	21,500	(49)	104,509
Accretion of environmental liabilities	—	9,702	—	692	—	10,394
Depreciation and amortization	—	21,086	—	3,008	—	24,094

Income (loss) from operations	(35)	20,629	6	18,784	—	39,384
Other income (expense)	(1,590)	245	—	—	—	(1,345)
Equity in earnings of subsidiaries	35,761	7,843	—	—	(43,604)	—
(Loss) on refinancing	(7,099)	—	—	—	—	(7,099)
Intercompany dividend income (expense)	—	—	—	5,411	(5,411)	—
Intercompany interest income (expense)	—	5,223	—	(5,223)	—	—
Interest (expense), net	(23,475)	1,478	—	(300)	—	(22,297)

Income (loss) before provision for income taxes	3,562	35,418	6	18,672	(49,015)	8,643
Provision for income taxes	962	42	—	5,039	—	6,043

Net income (loss)	$2,600	$35,376	$6	$13,633	$(49,015)	$2,600

        Following is the consolidating statement of operations for the year ended December 31, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	(Restated) Total
Revenues	$—	$509,266	$50	$116,393	$(14,740)	$610,969
Cost of revenues	—	393,334	8	74,804	(14,685)	453,461
Selling, general and administrative expenses	314	86,852	54	21,265	(55)	108,430
Accretion of environmental liabilities	—	10,558	—	556	—	11,114
Depreciation and amortization	—	22,401	—	4,081	—	26,482
Restructuring	—	(124)	—	—	—	(124)

Income (loss) from operations	(314)	(3,755)	(12)	15,687	—	11,606
Other income (expense)	(94)	—	—	—	—	(94)
Equity in earnings of subsidiaries	4,982	—	—	—	(4,982)	—
Interest (expense), net	(22,167)	(1,301)	—	(256)	—	(23,724)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(17,593)	(5,056)	(12)	15,431	(4,982)	(12,212)
Provision for income taxes	7	182	(4)	5,137	—	5,322

Income (loss) before cumulative effect of change in accounting principle	(17,600)	(5,238)	(8)	10,294	(4,982)	(17,534)
Cumulative effect of change in accounting principle, net of tax	—	169	—	(103)	—	66

Net income (loss)	$(17,600)	$(5,407)	$(8)	$10,397	$(4,982)	$(17,600)

        Following is the consolidating statement of operations for the year ended December 31, 2002 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	(Restated) Total
Revenues	$—	$317,311	$50	$35,926	$(3,154)	$350,133
Cost of revenues	—	232,835	3	22,738	(3,107)	252,469
Selling, general and administrative expenses	166	56,335	47	5,017	(47)	61,518
Accretion of environmental liabilities	—	1,147	—	52	—	1,199
Depreciation and amortization	—	14,621	—	887	—	15,508
Restructuring	—	750	—	—	—	750
Other acquisition costs	—	5,406	—	—	—	5,406

Income from operations	(166)	6,217	—	7,232	—	13,283
Other income (expense)	129	—	—	—	—	129
(Loss) on refinancing	(21,266)	(3,392)	—	—	—	(24,658)
Equity in earnings of subsidiaries	6,037	—	—	—	(6,037)	—
Interest (expense), net	(13,231)	(182)	—	(1)	—	(13,414)

Income (loss) before provision for income taxes	(28,497)	2,643	—	7,231	(6,037)	(24,660)
Provision for income taxes	(50)	1,167	—	2,670	—	3,787

Net income (loss)	$(28,447)	$1,476	$—	$4,561	$(6,037)	$(28,447)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$30,062	$51,040	$(14)	$14,976	$(43,604)	$52,460

Cash flows from investing activities:
Additions to property, plant and equipment	—	(21,017)	—	(5,326)	—	(26,343)
Cost of restricted investments purchased	(4,390)	—	—	—	—	(4,390)
Proceeds from sales of restricted investments	93,207	—	—	—	—	93,207
Purchases of marketable securities	(80,925)	(9,800)	—	—	—	(90,725)
Sales of marketable securities	70,925	3,000	—	—	—	73,925
Proceeds from sale of fixed assets	—	2,184	—	—	—	2,184
Increase in permits	—	(227)	—	—	—	(227)
Investment in subsidiaries	(35,761)	(7,843)	—	(90,320)	133,924	—

Net cash (used in) provided by investing activities	43,056	(33,703)	—	(95,646)	133,924	47,631

Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	—	—	—	—	(107,209)
Issuance of Senior Secured Notes	148,045	—	—	—	—	148,045
Net repayments under revolving credit facility	(33,492)	—	—	(1,676)	—	(35,168)
Redemption of Series C Preferred Stock	(25,000)	—	—	—	—	(25,000)
Change in uncashed checks	—	(370)	—	789	—	419
Proceeds from exercise of stock options	386	—	—	—	—	386
Dividend payments on preferred stock	(2,187)	—	—	—	—	(2,187)
Deferred financing costs incurred	(10,289)	—	—	—	—	(10,289)
Proceeds from employee stock purchase plan	487	—	—	—	—	487
Payments of capital leases	—	(1,296)	—	(180)	—	(1,476)
Repayment of Subordinated Loans	(40,000)	—	—	—	—	(40,000)
Intercompany note	—	(90,320)	—	90,320	—	—
Issuance of preferred stock	—	90,320	—	—	(90,320)	—
Debt extinguishment payments	(3,420)	—	—	—	—	(3,420)
Cash paid in lieu of warrants	(363)	—	—	—	—	(363)

Net cash (used in) provided by financing activities	(73,042)	(1,666)	—	89,253	(90,320)	(75,775)

Increase (decrease) in cash and cash equivalents	76	15,671	(14)	8,583	—	24,316
Effect of exchange rate change on cash	—	—	—	434	—	434
Cash and cash equivalents, beginning of year	—	5,313	14	1,004	—	6,331

Cash and cash equivalents, end of year	$76	$20,984	$—	$10,021	$—	$31,081

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$19,279	$6,447	$(8)	$18,121	$(4,982)	$38,857

Cash flows from investing activities:
Acquisition of CSD assets	7,890	—	—	—	—	7,890
Additions to property, plant and equipment	—	(32,186)	—	(2,646)	—	(34,832)
Cost of restricted investments purchased	(34,881)	—	—	—	—	(34,881)
Investment in subsidiaries	(4,982)	—	—	—	4,982	—
Proceeds from sales of restricted investments	6,317	256	—	—	—	6,573
Proceeds from sale of fixed assets	—	2,239	—	13	—	2,252

Net cash (used in) provided by investing activities	(25,656)	(29,691)	—	(2,633)	4,982	(52,998)

Cash flows from financing activities:
Repayments on Senior Loans	(7,791)	—	—	—	—	(7,791)
Net borrowings under revolving credit facility	15,784	—	—	1,666	—	17,450
Intercompany notes	—	24,209	—	(24,209)	—	—
Change in uncashed checks	—	(2,094)	—	782	—	(1,312)
Proceeds from exercise of stock options	520	—	—	—	—	520
Dividend payments on preferred stock	(974)	—	—	—	—	(974)
Deferred financing costs incurred	(1,704)	—	—	(23)	—	(1,727)
Proceeds from employee stock purchase plan	542	—	—	—	—	542
Payments on capital leases	—	(789)	—	(50)	—	(839)

Net cash (used in) provided by financing activities	6,377	21,326	—	(21,834)	—	5,869

Decrease in cash and cash equivalents	—	(1,918)	(8)	(6,346)	—	(8,272)
Effect of exchange rate change on cash	—	—	—	921	—	921
Cash and cash equivalents, beginning of year	—	7,231	22	6,429	—	13,682

Cash and cash equivalents, end of year	$—	$5,313	$14	$1,004	$—	$6,331

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2002 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$(13,421)	$15,692	$(1)	$9,416	$(6,037)	$5,649

Cash flows from investing activities:
Acquisition of CSD assets	(34,330)	(7,415)	—	(2,472)	—	(44,217)
Additions to property, plant and equipment	—	(11,981)	—	(479)	—	(12,460)
Cost of restricted investments purchased	(60,256)	—	—	—	—	(60,256)
Investment in subsidiaries	(6,037)	—	—	—	6,037	—
Proceeds from sales of restricted investments	—	792	—	—	—	792
Proceeds from sale of fixed assets	—	402	—	—	—	402

Net cash (used in) provided by investing activities	(100,623)	(18,202)	—	(2,951)	6,037	(115,739)

Cash flows from financing activities:
Issuance of Senior Loans	115,000	—	—	—	—	115,000
Net borrowings under revolving credit facility	17,709	—	—	—	—	17,709
Issuance of preferred stock and embedded derivative	25,000	—	—	—	—	25,000
Issuance costs of preferred stock	(2,891)	—	—	—	—	(2,891)
Payments on long-term obligations	(21,424)	—	—	—	—	(21,424)
Change in uncashed checks	—	3,049	—	—	—	3,049
Proceeds from exercise of stock options	982	—	—	—	—	982
Dividend payments on preferred stock	(536)	—	—	—	—	(536)
Deferred financing costs incurred	(8,222)	—	—	—	—	(8,222)
Proceeds from employee stock purchase plan	274	—	—	—	—	274
Issuance of Subordinated Loans	40,000	—	—	—	—	40,000
Repayment of Subordinated Notes	(35,000)	—	—	—	—	(35,000)
Borrowings on Term Notes	3,200	—	—	—	—	3,200
Debt extinguishment payments	(20,048)	—	—	—	—	(20,048)

Net cash provided by financing activities	114,044	3,049	—	—	—	117,093

Increase (decrease) in cash and cash equivalents	—	539	(1)	6,465	—	7,003
Effect of exchange rate change on cash	—	—	—	(36)	—	(36)
Cash and cash equivalents, beginning of year	—	6,692	23	—	—	6,715

Cash and cash equivalents, end of year	$—	$7,231	$22	$6,429	$—	$13,682

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2004

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning Of Period	Additions Charged to Operating Expense	Deductions From Reserves(a)	Balance End of Period
2002	1,698	842	152	2,388
2003	2,388	2,439	1,255	3,572
2004	3,572	1,232	1,081	3,723

(a)
Amounts deemed uncollectible, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective at the reasonable assurance level as of December 31, 2004 because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

  Status of Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        While the Company's evaluation of internal control over financial reporting has not yet been completed, the Company's management has concluded as of the date of this filing that it had a "material weakness" as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of its self-insured workers' compensation and motor vehicle liability reserves. Specifically, the Company did not have effective controls over estimating and monitoring self-insured workers' compensation and motor vehicle liability reserves. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the years ending December 31, 2003 and 2002, the restatement of the quarterly data for the fourth quarter ended December 31, 2003, as well as a fourth quarter audit adjustment in the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of workers' compensation and motor vehicle liability reserves that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2004.

        The existence of one or more material weaknesses as of December 31, 2004 precludes a conclusion that the Company's internal control over financial reporting was effective as of that date, based on the criteria in the Internal Control-Integrated Framework. Accordingly, when management ultimately completes its evaluation, it will conclude that the Company's internal control over financial reporting was not effective as of December 31, 2004. In addition, the Company's independent registered public accounting firm will issue an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Since management has not completed its testing and evaluation of the Company's internal control over financial reporting and the control deficiencies identified to date, the Company's management may ultimately identify additional control deficiencies as being material weaknesses in "Management's Report on Internal Control over Financial Reporting."

        Securities and Exchange Commission Release No. 34-50754, subject to certain conditions, provides up to 45 additional days beyond the original due date of this Form 10-K for the filing of management's report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. Management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than May 2, 2005.

  Remediation of Material Control Weaknesses

        In order to remediate the control weakness in the Company's internal control over financial reporting described above, the Company is now using an actuarial-based method for estimating its reserves for self-insured workers' compensation and motor vehicle liability reserves.

  Changes in Internal Control over Financial Reporting

        Except as otherwise discussed herein, there have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

  Limitations on the Effectiveness of Controls

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent all errors and all fraud.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of controls and procedures and internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

        None.

PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2005 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 30, 2005.

        For the purpose of calculating the aggregate market value of the voting stock of the registrant held by nonaffiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Stockholders, the following table includes information as of December 31, 2004 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	1,635,768	$8.28	207,581

(1)
Includes (i) the Company's 1987 Equity Incentive Plan (the "1987 Plan") which expired in 1997, but under which there were outstanding options on December 31, 2004 for an aggregate of 31,750 shares, (ii) the Company's 1992 Equity Incentive Plan (the "1992 Plan") which expired in 2002, but under which there were outstanding options on December 31, 2004 for an aggregate of 401,265 shares, and (iii) the Company's 2000 Equity Incentive Plan under which there were outstanding options on December 31, 2004 for an aggregate of 1,202,753 shares and 207,581 shares were available for grant of future options.

        In addition, in May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees were given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2004, there were 132,480 shares reserved for future issuance under the ESSP.

        Note 22 to the financial statements appearing in Item 8 of this annual report on Form 10-K presents further information about the plans summarized above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) Documents Filed as a Part of this Report

        All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.
Exhibits:

        Exhibits to this annual report on Form 10-K have been included only with the copies of the Form 10-K filed with the Securities and Exchange Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished. The Company undertakes to furnish to the Commission upon request copies of instruments (in addition to the exhibits listed below) relating to the Company's acquisitions and long-term debt.

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
3.1	Restated Articles of Organization of Clean Harbors, Inc. and amendments thereto	(6)
3.2	Certificate of Vote of Directors Establishing a Series of a Class of Stock (Series B Convertible Preferred Stock)	(7)
3.4A	Amended and Restated By-Laws of Clean Harbors, Inc.	(8)

4.28	Loan and Security Agreement dated as of June 30, 2004 by and among Credit Suisse First Boston as Administrative Agent under the LC Facility, Fleet Capital Corporation as Administrative Agent and Sole Arranger under the Revolving Facility, Goldman Sachs Credit Partners L.P. as Syndication Agent under the LC Facility, Credit Suisse First Boston as Documentation Agent under the LC Facility, Credit Suisse First Boston and Goldman Sachs Credit Partners L.P. as Joint Lead Arrangers and Joint Lead Bookrunners under the LC Facility, the other financial institutions party thereto from time to time as Lenders, Clean Harbors, Inc. and the subsidiaries of Clean Harbors, Inc. party thereto as Borrowers and the Guarantors named therein as Guarantors	(9)
4.28A	Amendment No. 1 to Loan and Security Agreement dated as of July 20, 2004 by and among Credit Suisse First Boston as Administrative Agent under the LC Facility, Fleet Capital Corporation as Administrative Agent and Sole Arranger under the Revolving Facility, Goldman Sachs Credit Partners L.P. as Syndication Agent under the LC Facility, Credit Suisse First Boston as Documentation Agent under the LC Facility, Credit Suisse First Boston and Goldman Sachs Credit Partners L.P. as Joint Lead Arrangers and Joint Lead Bookrunners under the LC Facility, the other financial institutions party thereto from time to time as Lenders, Clean Harbors, Inc. and the subsidiaries of Clean Harbors, Inc. party thereto as Borrowers and the Guarantors named therein as Guarantors	(9)
4.29	Security Agreement dated as of June 30, 2004 among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc., U.S. Bank National Association as trustee for the Second Lien Note Creditors and Credit Suisse First Boston as Collateral Agent and LC Facility Administrative Agent	(9)
4.30	Purchase Agreement dated as of June 17, 2004 by and among Credit Suisse First Boston LLC, Goldman, Sachs & Co., and Clean Harbors, Inc. and the subsidiaries of Clean Harbors, Inc. party thereto	(9)
4.31	Registration Rights Agreement dated as of June 30, 2004 by and among Credit Suisse First Boston LLC, Goldman Sachs & Co., and Clean Harbors, Inc. and the subsidiaries of Clean Harbors, Inc. party thereto	(9)
4.32	Indenture dated as of June 30, 2004 by and among Clean Harbors, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee	(9)
10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(7)
10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(7)
10.38	Clean Harbors, Inc. 1992 Equity Incentive Plan	(10)
10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(11)
10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(12)
10.41	Disposal Services Agreement by and between Chemical Waste Management, Inc. and its subsidiary and affiliated companies and Clean Harbors Environmental Services, Inc. and its affiliated companies dated as of October 31, 1995	(13)

10.42	Clean Harbors, Inc. 2000 Stock Incentive Plan	(14)
10.42A	Standard form of Non-Qualified Stock Option Agreement for employees	Filed herewith
10.42B	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers	Filed herewith
10.42C	Form of Non-Qualified Stock Option Agreement for non-employee directors	Filed herewith
10.43	Key Employee Retention Plan	(15)
10.44	Master Waste Disposal Agreement dated as of September 10, 2002 by and between Safety-Kleen Services, Inc., and Clean Harbors Environmental Services, Inc.	(4)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.48	Form of Common Stock Purchase Warrant expiring September 10, 2009	(9)
10.49	Investors Rights Agreement among Clean Harbors, Inc. and the initial holders of Common Stock Purchase Warrants expiring September 10, 2009, dated as of June 30, 2004	Filed herewith
21	Subsidiaries	Filed herewith
23	Consent of Independent Accountants	Filed herewith
24	Power of Attorney for John D. Barr, John P. DeVillars, John F. Kaslow, Daniel J. McCarthy, John T. Preston, Andrea Robertson, Thomas J. Shields and Lorne R. Waxlax	Filed herewith
31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith

(1)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K filed on February 27, 2002.

(2)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K dated September 10, 2002.

(5)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)
Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement (No. 33-17565).

(7)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 1992.

(8)
Incorporated by reference to Exhibit 3.4A to the Company's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991.

(9)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2004.

(10)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 1993.

(11)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 1994.

(12)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period Ended June 30, 1995.

(13)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 1995.

(14)
Incorporated by reference to the Company's definitive Proxy Statement filed on April 28, 2000.

(15)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM Alan S. McKim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman Of The Board Of Directors, President and Chief Executive Officer	March 31, 2005
/s/ MARK S. BURGESS Mark S. Burgess	Executive Vice President and Chief Financial Officer	March 31, 2005
/s/ CARL D. PASCHETAG Carl D. Paschetag	Treasurer, Controller and Chief Accounting Officer	March 31, 2005
* John D. Barr	Director	March 31, 2005
* John P. Devillars	Director	March 31, 2005
* John F. Kaslow	Director	March 31, 2005
* Daniel J. McCarthy	Director	March 31, 2005

* John T. Preston	Director	March 31, 2005
* Andrea Robertson	Director	March 31, 2005
* Thomas J. Shields	Director	March 31, 2005
* Lorne R. Waxlax	Director	March 31, 2005
*By:	/s/ ALAN S. MCKIM Alan S. McKim Attorney-In-Fact

QuickLinks

CLEAN HARBORS, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2004 TABLE OF CONTENTS
Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share amounts)
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (dollars in thousands)
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (dollars in thousands)
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CLEAN HARBORS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEAN HARBORS, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS For the Three Years Ended December 31, 2004 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES