Form 10-K/A
period 2004-12-31
CLEAN HARBORS INC
filed 2005-04-29
CIK 822818

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement for its 2005 annual meeting of stockholders (which was filed with the Commission on April 15, 2005) are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

        Clean Harbors, Inc. is filing this amendment to its annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005 ("Original Filing") in accordance with the Commission's exemptive order contained in Release No. 34-50754, to:

  •
  amend and restate "Internal Control Weakness" under the heading "Factors That May Affect Future Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations,"

  •
  amend and restate Item 9A to include Management's Annual Report on Internal Control Over Financial Reporting,

  •
  include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting,

  •
  include revised signatures required as a result of the revisions discussed above,

  •
  include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above, and

  •
  correct certain minor typographical and similar errors.

        As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

        Except as described above, this amendment does not contain updates to reflect any events occurring after March 31, 2005. All information in this amendment is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to December 31, 2004.

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

	For the Year Ended December 31,(1)
		(Restated)	(Restated)	(Restated)	(Restated)
	2004	2003	2002(2)	2001	2000
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$643,219	$610,969	$350,133	$251,601	$233,466
Cost of revenues	464,838	453,461	252,469	178,348	165,804
Selling, general and administrative expenses	104,509	108,430	61,518	43,727	41,610
Accretion of environmental liabilities(3)	10,394	11,114	1,199	—	—
Depreciation and amortization	24,094	26,482	15,508	11,113	10,656
Restructuring	—	(124)	750	—	—
Other acquisition costs	—	—	5,406	—	—

Income from operations	39,384	11,606	13,283	18,413	15,396
Other income (expense)(4)	(1,345)	(94)	129	—	—
(Loss) on refinancings(5)	(7,099)	—	(24,658)	—	—
Interest (expense), net	(22,297)	(23,724)	(13,414)	(10,724)	(9,795)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	8,643	(12,212)	(24,660)	7,689	5,601
Provision for (benefit from) income taxes(6)	6,043	5,322	3,787	2,412	(2,016)

Income (loss) before cumulative effect of change in accounting principle	2,600	(17,534)	(28,447)	5,277	7,617
Cumulative effect of change in accounting principle	—	66	—	—	—

Net income (loss)	2,600	(17,600)	(28,447)	5,277	7,617
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock(7)	11,798	3,287	1,291	448	448

Net income (loss) attributable to common shareholders	$(9,198)	$(20,887)	$(29,738)	$4,829	$7,169

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.65)	$(1.54)	$(2.44)	$0.42	$0.65
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—

Basic earnings (loss) attributable to common shareholders	$(0.65)	$(1.54)	$(2.44)	$0.42	$0.65

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.65)	$(1.54)	$(2.44)	$0.38	$0.63
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—

Diluted earnings (loss) attributable to common shareholders	$(0.65)	$(1.54)	$(2.44)	$0.38	$0.63

Other Financial Data:
EBITDA(8)	$74,744	$50,452	$36,146	$29,526	$26,052

	At December 31,
		(Restated)	(Restated)	(Restated)	(Restated)
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	$50,696	$(19,575)	$23,537	$9,423	$15,578
Goodwill	19,032	19,032	19,032	19,032	19,799
Total assets	504,702	540,159	559,690	156,958	149,568
Long-term obligations (including current portion)(9)	153,129	187,119	174,350	53,224	67,727
Redeemable preferred stock	—	15,631	13,543	—	—
Stockholders' equity	11,038	7,696	20,420	48,463	40,792

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

  Internal Control Weakness

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over the completeness and accuracy of our self-insured workers' compensation and motor vehicle liability reserves. Specifically, we did not have effective controls over estimating and monitoring self-insured workers' compensation and motor vehicle reserves. This control deficiency resulted in the restatement of our consolidated financial statements for the years ending December 31, 2003 and 2002, the restatement of the quarterly data for the fourth quarter ended December 31, 2003, as well as a fourth quarter audit adjustment in the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of workers' compensation and motor vehicle liability reserves that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

We have completed an integrated audit of Clean Harbors Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that Clean Harbors, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the completeness and accuracy of its self insured workers' compensation and motor vehicle liability reserves, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of its self-insured workers' compensation and motor vehicle liability reserves and the associated provisions. Specifically, the Company did not have effective controls over estimating and monitoring self-insured workers' compensation and motor vehicle reserves. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2003 and 2002 and the restatement of the quarterly data for the fourth quarter ended December 31, 2003. Additionally, this control deficiency could result in a misstatement of workers' compensation and motor vehicle liability reserves that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        In our opinion, management's assessment that Clean Harbors, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Clean Harbors, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2005 with respect to our opinion
relating to the consolidated financial statements
and financial statement schedule and
April 29, 2005 with respect to our
opinions relating to internal control over
financial reporting

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004 because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

  Management's Annual Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of its self-insured workers' compensation and motor vehicle liability reserves and the associated provisions. Specifically, the Company did not have effective controls over estimating and monitoring self-insured workers' compensation and motor vehicle reserves. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2003 and 2002, the restatement of the quarterly data for the fourth quarter ended December 31, 2003, as well as an audit adjustment in the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of workers' compensation and motor vehicle liability reserves and the associated provisions that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2004. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control-Integrated Framework.

        Management's assessment of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

  Changes in Internal Control over Financial Reporting

        Except as otherwise discussed herein, there have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

        None.

PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2005 Annual Meeting of Stockholders, which definitive proxy statement was filed with the Commission on April 15, 2005.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM Alan S. McKim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amended annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman Of The Board Of Directors, President and Chief Executive Officer	April 29, 2005
/s/ MARK S. BURGESS Mark S. Burgess	Executive Vice President and Chief Financial Officer	April 29, 2005
/s/ CARL D. PASCHETAG Carl D. Paschetag	Treasurer, Controller and Chief Accounting Officer	April 29, 2005
* John D. Barr	Director	April 29, 2005
* John P. Devillars	Director	April 29, 2005
* John F. Kaslow	Director	April 29, 2005
* Daniel J. McCarthy	Director	April 29, 2005

* John T. Preston	Director	April 29, 2005
* Andrea Robertson	Director	April 29, 2005
* Thomas J. Shields	Director	April 29, 2005
* Lorne R. Waxlax	Director	April 29, 2005
*By:	/s/ ALAN S. MCKIM Alan S. McKim Attorney-In-Fact

QuickLinks

EXPLANATORY NOTE
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