Form 10-Q
period 2005-03-31
CLEAN HARBORS INC
filed 2005-05-10
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended
March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,117,757
(Class)	(Outstanding at May 3, 2005)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

(in thousands)

	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$46,034	$31,081
Marketable securities	—	16,800
Accounts receivable, net of allowance for doubtful accounts of $3,318 and $3,723, respectively	119,574	120,886
Unbilled accounts receivable	7,824	5,377
Deferred costs	4,361	4,923
Prepaid expenses	14,126	13,407
Supplies inventories	10,752	10,318
Deferred tax asset	187	188
Properties held for sale	8,554	8,849
Total current assets	211,412	211,829
Property, plant, and equipment:
Land	13,985	13,992
Landfill assets	7,705	7,435
Buildings and improvements	91,516	90,045
Vehicles and equipment	207,970	204,227
Furniture and fixtures	2,283	2,283
Construction in progress	12,694	13,635
	336,153	331,617
Less—accumulated depreciation and amortization	156,862	151,091
	179,291	180,526
Other assets:
Deferred financing costs	8,668	8,950
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated depreciation of $23,985 and $22,557, respectively	79,678	80,463
Deferred tax asset	486	488
Other	3,629	3,414
	111,493	112,347
Total assets	$502,196	$504,702

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

(dollars in thousands)

	March 31, 2005	December 31, 2004
Current liabilities:
Uncashed checks	$5,592	$6,542
Current portion of capital lease obligations	1,622	1,522
Accounts payable	70,714	70,363
Accrued disposal costs	3,091	3,032
Deferred revenue	19,535	22,060
Other accrued expenses	39,987	41,054
Current portion of closure, post-closure and remedial liabilities	15,340	14,258
Income taxes payable	511	2,302
Total current liabilities	156,392	161,133
Other liabilities:
Closure and post-closure liabilities, less current portion of $3,216 and $2,930, respectively	23,275	22,721
Remedial liabilities, less current portion of $12,124 and $11,328, respectively	139,654	144,289
Long-term obligations, less current maturities	148,163	148,122
Capital lease obligations, less current portion	3,973	3,485
Other long-term liabilities	13,232	13,298
Accrued pension cost	597	616
Total other liabilities	328,894	332,531

Commitments and contingent liabilities

Redeemable Series C Convertible Preferred Stock, $.01 par value: authorized 25,000 shares; issued and outstanding – none	—	—

Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock; Authorized 894,585 shares; issued and outstanding—none	—	—
Series B convertible preferred stock; Authorized 154,416 shares; issued and outstanding 70,000 shares (liquidation preference of $3.5 million)	1	1
Common stock, $.01 par value:
Authorized 20,000,000 shares; issued and outstanding 14,993,345 and 14,327,224 shares, respectively	150	143
Additional paid-in capital	63,606	62,165
Accumulated other comprehensive income	8,250	8,667
Accumulated deficit	(55,097)	(59,938)
Total stockholders’ equity	16,910	11,038
Total liabilities and stockholders’ equity	$502,196	$504,702

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended March 31,
	2005	2004

Revenues	$164,966	$142,757
Cost of revenues	120,547	107,460
Selling, general and administrative expenses	24,361	23,204
Accretion of environmental liabilities	2,634	2,588
Depreciation and amortization	7,209	5,405

Income from operations	10,215	4,100
Other income	619	5,287
Interest (expense), net of interest income of $223 and $270, respectively	(5,961)	(5,358)

Income before provision for income taxes	4,873	4,029
Provision for income taxes	32	1,212

Net income	4,841	2,817
Dividends and accretion on Series B and C Preferred Stocks and accretion on Series C Preferred Stock	70	855
Net income attributable to common shareholders	$4,771	$1,962

Earnings (loss) per share:
Basic earnings attributable to common shareholders	$0.33	$0.14
Diluted earnings (loss) attributable to common shareholders	$0.27	$(0.08)

Weighted average common shares outstanding	14,602	13,960

Weighted average common shares outstanding plus potentially dilutive common shares	18,072	16,392

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,841	$2,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,209	5,405
Allowance for doubtful accounts	(273)	145
Amortization of deferred financing costs	368	753
Accretion of environmental liabilities	2,634	2,588
Amortization of debt discount	41	—
Gain on sale of fixed assets	(31)	(244)
Gain on embedded derivative	—	(5,287)
Foreign currency gain on intercompany transactions	(213)	(54)
Changes in assets and liabilities:
Accounts receivable	1,493	4,531
Unbilled accounts receivable	(2,461)	3,376
Deferred costs	556	(95)
Prepaid expenses	(721)	(2,794)
Supplies inventories	(440)	(230)
Other assets	(223)	265
Accounts payable	245	(5,050)
Closure, post-closure and remedial liabilities	(5,789)	(3,037)
Deferred revenue	(2,497)	785
Accrued disposal costs	64	345
Other accrued expenses	(1,111)	102
Income taxes payable	(1,749)	1,768
Net cash provided by operating activities	1,943	6,089
Cash flows from investing activities:
Additions to property, plant and equipment	(3,186)	(6,088)
Increase in permits	(768)	—
Purchases of restricted investments	—	(208)
Sales of marketable securities	16,800	—
Proceeds from sales of fixed assets	326	574
Net cash provided by (used in) investing activities	13,172	(5,722)
Cash flows from financing activities:
Repayments on Senior Loans	—	(574)
Net repayments under revolving credit facility	—	(190)
Change in uncashed checks	(938)	67
Proceeds from exercise of stock options	1,391	111
Deferred financing costs incurred	(86)	(826)
Proceeds from employee stock purchase plan	127	127
Dividend payments on preferred stock	(70)	—
Payments on capital leases	(477)	(369)
Net cash used in financing activities	(53)	(1,654)
Increase (decrease) in cash and cash equivalents	15,062	(1,287)
Effect of exchange rate change on cash	(109)	(28)
Cash and cash equivalents, beginning of period	31,081	6,331
Cash and cash equivalents, end of period	$46,034	$5,016
Supplemental information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$—	$112
New capital lease obligations	$1,068	$1,239

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(in thousands)

	Series B Preferred Stock		Common Stock				Accumulated Other	Retained Earnings/	Total
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity
Balance at December 31, 2004	70	$1	14,327	$143	$62,165	—	$8,667	$(59,938)	$11,038
Net income	—	—	—	—	—	$4,841	—	4,841	4,841
Foreign currency translation	—	—	—	—	—	(417)	(417)	—	(417)
Comprehensive loss	—	—	—	—	—	$4,424	—	—	—
Series B preferred stock dividends	—	—	—	—	(70)		—	—	(70)
Exercise of warrants	—	—	420	4	(4)		—	—	—
Exercise of stock options	—	—	233	2	1,389		—	—	1,391
Employee stock purchase plan	—	—	13	1	126		—	—	127
Balance at March 31, 2005	70	$1	14,993	$150	$63,606		$8,250	$(55,097)	$16,910

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements. Additionally, the estimates and assumptions used in determining landfill airspace amortization rates per cubic yard, capping, closure and post-closure liabilities as well as environmental remediation liabilities require significant engineering and accounting input. The Company reviews these estimates and assumptions on an ongoing basis. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating matters so far into the future. See “Management’s Discussion and Analysis” in this report.

Certain reclassifications have been made in the prior period’s Consolidated Financial Statements to conform to the presentation for the period ended March 31, 2005.

(2) Acquisition

As more fully described in the Form 10-K for the year ended December 31, 2004, the Company purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”), effective September 7, 2002. The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada.

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

(3) Significant Accounting Policies

(a) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to report compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107, “Share-Based Payment,” that expresses the views of the SEC staff regarding the application of SFAS No. 123(R). The Company is studying the Statement and the Bulletin. The Statement will increase compensation expense starting January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets

Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligations should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset when incurred if the liability’s fair value can be reasonably estimated. The Company is studying FIN 47 and has not determined what effect, if any, FIN 47 will have on the Company’s results of operations, financial condition or cash flows. The Company will implement FIN 47 effective January 1, 2006.

(b) Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. SFAS No. 123, “Accounting for Stock-Based Compensation” defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s net income attributable to common shareholders and earnings (loss) per common share for the quarters ended March 31, 2005 and 2004, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income attributable to common shareholders	$4,771	$1,962
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards net of related tax effects	481	512

Pro forma net income attributable to common shareholders	$4,290	$1,450

Earnings (loss) per share:
Basic as reported	$0.33	$0.14
Basic pro forma	0.29	0.10

Diluted as reported	0.27	(0.08)
Diluted pro forma	0.24	(0.11)

(4) Marketable Securities

As of December 31, 2004, the Company held $16.8 million in marketable securities. During the three-month period ended March 31, 2005, the Company liquidated these securities realizing no gain or loss.

(5) Properties Held For Sale

As part of its plan to integrate the activities of the CSD into its operation, the Company determined that certain acquired properties were no longer needed for its operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, the Company valued properties held for sale at the current appraised market value less estimated selling costs. In addition, subsequent to the completion of purchase accounting, the Company identified several additional properties that were no longer needed for its operations. These properties were transferred to properties held for sale at the lower of their net book value or current appraised market value less estimated selling costs. Properties held for sale include only those properties that the Company believes can be sold within the next twelve months based on current market conditions and the asking price. The Company cannot provide assurance that such sales will be completed within that period or that the proceeds from properties held for sale will equal their carrying value.

During the three-month period ended March 31, 2005, the Company sold one of the properties for $0.3 million, net of selling costs. The sale resulted in a $5,000 gain.

(6) Financing Arrangements

The following table is a summary of the Company’s financing arrangements:

	March 31, 2005	December 31, 2004
	(in thousands)
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (5.75% and 4.25%, respectively, at March 31, 2005) or the Eurodollar rate (2.86% at March 31, 2005), depending on the currency of the underlying loan, plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United Sates except for accounts receivable	150,000	150,000
	150,000	150,000
Less unamortized issue discount	1,837	1,878
Less obligations classified as current	—	—

Long-term obligations	$148,163	$148,122

As described in the Annual Report on Form 10-K for the year ended December 31, 2004, the Company has outstanding a $30.0 million revolving credit facility (the “Revolving Facility”) and $150.0 of eight-year Senior Secured Notes (the “Senior Secured Notes”). In addition to such financings, the Company has established a synthetic letter of credit facility (the “Synthetic LC Facility”) whereby the Company may obtain up to $90.0 million of letters of credit as described below.

The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

Senior Secured Notes. The Senior Secured Notes were issued under an Indenture dated June 30, 2004 (the “Indenture”). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. The Senior Secured Notes were issued at a $2.0 million discount that resulted in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15.

The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase of all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company.

Excess Cash Flow for the nine months ended March 31, 2005 was $18.1 million, and the Company anticipates Excess Cash Flow will be generated from operations during the three-month period ending June 30, 2005. Accordingly, the Company anticipates being required, within 120 days following June 30, 2005, to offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2005. However, at March 31, 2005, the Company had no outstanding first-lien obligations under its Revolving Facility or Synthetic LC Facility and, during the quarter ended March 31, 2005, the market price of the Senior Secured Notes was consistently in excess of the 104% of principal amount at which the Company is required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes would accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2005 at which the Company will be required to make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2005, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the “Credit Agreement”) among the Company, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the “LC Facility Lenders”) thereunder, and certain other parties. The Revolving Facility allows the Company to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company’s Canadian subsidiaries of $5.3 million. The Revolving Facility also allows the Company to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At March 31, 2005, the Company had no borrowings and $1.2 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $28.8 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.55 to 1.0 for the four-quarter period ended March 31, 2005. The maximum Leverage Ratio is then reduced to no more than 2.50 to 1.0 for the four-quarter periods ending June 30, 2005 through March 31, 2006, and then, in approximately equal increments, to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its consolidated EBITDA achieved for the latest four-quarter period. For the four-quarter period ended March 31, 2005, the Leverage Ratio was 1.64 to 1.0, which was within covenant.

The Company is also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.65 to 1.0 for the four-quarter period ended March 31, 2005. The minimum Interest Coverage Ratio is then increased to not less than 2.70 to 1.0 for the four-quarter periods ending June 30, 2005 through December 31, 2005, and then, in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2007, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company’s consolidated EBITDA to its consolidated interest expense. For the four-quarter period ended March 31, 2005, the Interest Coverage Ratio was 3.60 to 1.0, which was within covenant.

The Company is also under the Credit Agreement required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period. For the period ended March 31, 2005, the Company’s fixed charge coverage ratio was 1.95 to 1.0, which was within covenant.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse First Boston (the “LC Facility Issuing Bank”) will issue up to $90.0 million of letters of credit at the Company’s request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its domestic subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. The Company is required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At March 31, 2005, letters of credit outstanding under the Synthetic LC facility were $89.2 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

(7) Legal Proceedings

General Environmental Matters

The Company’s waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At March 31, 2005, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of March 31, 2005, the Company had reserves of $33.3 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings which were then pending. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to the Company.

The first reason for the Company becoming subject to certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the “CSD Canadian Subsidiaries”) formerly owned by the Sellers (which subsidiaries were not part of the Sellers’ bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the Canadian Subsidiaries were then involved. The second reason is that, on the Closing Date for the CSD assets, there were ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below) which directly involved certain of the CSD assets of which the Company became the owner and operator. While the Company did not agree to be responsible for damages or other liabilities of the Sellers relating to such proceedings, these proceedings might nevertheless affect the future operation of those CSD assets. The third reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that the Company would indemnify the Sellers against certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers’ share of certain cleanup costs payable to governmental entities under the federal Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) or analogous state Superfund laws. As described below, the Company and the Sellers are not in complete agreement at this time as to the scope of the Company’s indemnity obligations under the Sale Order and the Acquisition Agreement with respect to certain Superfund liabilities of the Sellers.

The principal legal proceedings related to the Company’s acquisition of the CSD assets are as follows. While, as described below, the Company has established reserves for certain of these matters, there can be no guarantee that any ultimate liability the Company incurs for any of these matters will not exceed (or be less than) the amount of the current reserves or that the Company will not incur other material expenditures.

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

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to vigorously review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company now anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At March 31, 2005, the Company had accrued $10.7 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

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

The California Department of Health Services (“DHS”) claimed in a letter to the Buttonwillow Seller delivered in 1999 that the Buttonwillow Seller did not lawfully accept the FUSRAP Wastes under applicable California law and regulations. Both DHS and the California Department of Toxic Substances Control (“DTSC”) filed claims in the Sellers’ bankruptcy proceedings preserving the right of those agencies to claim penalties for damages against the Buttonwillow Seller and possibly seeking to compel removal of the FUSRAP Wastes from the Buttonwillow Landfill. However, aside from the letter to the Buttonwillow Seller and the filing of the proofs of claim in the Sellers’ bankruptcy proceedings, the California agencies have not commenced any enforcement proceedings relating to the Buttonwillow Landfill. Both the Company and the Sellers believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations, and the Company would vigorously resist any efforts to require that such wastes be removed if either of the California agencies should in the future initiate any enforcement action for this purpose. The Company now estimates that the cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.9 million. However, the Company has not accrued any costs of removing the FUSRAP Wastes because the Company believes that, in the event the California agencies were in the future to initiate any enforcement action, only a remote possibility exists that a final order would be issued requiring the Company to remove such wastes.

Indemnification of Certain CSD Superfund Liabilities.  The Company’s agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to (i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings, (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes, and (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties (“PRPs”). As described below, there are also four other Superfund sites owned by third parties where the Sellers have been named as PRPs or potential PRPs and for which the Sellers have sent demands for indemnity to the Company since September 2004. In the case of the two properties referenced above which were included in the CSD assets, the Company is potentially directly liable for cleanup costs under applicable environmental laws because of the Company’s ownership and operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third-party sites referenced above, the Company does not have direct liability for cleanup costs but may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers’ share of such cleanup costs which are payable to governmental entities.

Federal and state Superfund laws generally impose strict, and in certain circumstances, joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes which are present on such sites. The Superfund laws also provide for liability for damages to natural resources caused by hazardous substances at such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of those Sellers’ liabilities at those Superfund sites where one or more of the Sellers has been designated as a PRP and as to which the Company believes that it has potential liability under the Acquisition Agreement and the Sale Order, the Company therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites, the Sellers’ negotiated volumetric share of liability (where applicable), the Company’s prior knowledge of the relevant sites, and the Company’s general experience in dealing with the cleanup of Superfund sites.

Properties Included in CSD Assets.  The CSD assets acquired by the Company include an active service center located at 2549 North New York Street in Wichita, Kansas (the “Wichita Property”). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the EPA, and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets acquired by the Company are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) currently undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the federal EPA pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. The Company cannot now estimate its potential liability for Devil’s Swamp; accordingly, the Company has accrued no liability for remediation of Devil’s Swamp beyond what was already accrued pertaining to the ongoing corrective actions and amounts sufficient to cover certain projected legal fees and related expenses.

Marine Shale Processors.  Beginning in the mid-1980s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the Recycling Park, Inc. site.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. If the EPA or the Louisiana Department of Environmental Quality (“LDEQ”) were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers could potentially be exposed to liability for cleanup costs as PRPs and, in such event, the Sellers could assert that the Company would be obligated to indemnify the Sellers for such costs payable to governmental entities in accordance with the Company’s agreement described above. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At March 31, 2005, the Company had accrued $13.9 million of reserves relating to potential cleanup costs for the Marine Shale facility and the Recycling Park, Inc. site.

On December 24, 2003, the Sellers’ plan of reorganization became effective under chapter 11 of the Bankruptcy Code. If the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, the Sellers might assert that they are not responsible for potential cleanup costs associated with such site or sites, and the Company might assert that under the Sale Order the Company is not obligated to pay or reimburse cleanup and related costs associated with such site or sites. The Company cannot now provide assurances with respect to any such matters which, in the event the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or the Recycling Park, Inc. site as a Superfund site or sites, would need to be resolved by future events, negotiations and, if required, legal proceedings.

Third Party Superfund Sites.  Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes which are present on an aggregate of 35 sites owned by third parties which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that the Company would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following two paragraphs. Of the six remaining Listed Third Party Sites, the Company on behalf of the Sellers is contesting with the governmental entities and PRP groups involved liability at two sites, has settled the Sellers’ liability at one site, confirmed that the Sellers were ultimately not named as PRPs at one site, and plans to fund participation by the Sellers as settling PRPs at three sites. With respect to the 35 Listed Third Party Sites, the Company had reserves of $18.4 million at March 31, 2005.

With respect to one of those 35 sites (the “Helen Kramer Landfill Site”), the Sellers had entered (prior to the Sellers commencing their bankruptcy proceeding in June 2000) into settlement agreements with certain members of the PRP group which agreed to perform the cleanup of that site in accordance with a consent decree with governmental entities, in return for which the Sellers received a conditional release from such governmental entities. Following the Sellers’ commencement of their bankruptcy proceeding, the Sellers failed to satisfy their payment obligations to those PRPs under those settlement agreements.

In November 2003, certain of those PRPs made a demand directly on the Company for the Sellers’ share of the cleanup costs incurred by the PRPs with respect to the Helen Kramer Landfill Site. However, at a hearing in the Bankruptcy Court on January 6, 2004 on a motion by those PRPs seeking an order that the Company was liable to such PRPs under the terms of the Sale Order, the Bankruptcy Court declined to hear the motion on the ground that those PRPs (which are not governmental entities) have no right to seek direct payment from the Company for any portion of the cleanup costs which they have incurred in connection with that site. The Company’s legal counsel has advised that, when the Sellers’ plan of reorganization became effective in December 2003, the Sellers likely were discharged from their obligations to those PRPs for that site, and the Sellers have never made an indemnity request upon the Company for any obligations relating to that site. The PRPs have indicated their intention to pursue additional recourse against the Company, but the Company filed in February 2005 a complaint with the Bankruptcy Court seeking sanctions against the PRPs for contempt of the injunction in the Sale Order against those PRPs’ efforts to proceed directly against the Company, and that matter is still pending. On April 20, 2005, the Company’s counsel advised that the Company’s exposure to liability for the Sellers’ obligations with respect to the Helen Kramer Landfill Site are no longer “probable,” and the Company therefore reversed a $1.9 million reserve which the Company had established with respect to those potential liabilities in connection with the Company’s acquisition of the CSD assets. The reversal of the $1.9 million reserve was recorded to selling, general and administrative expenses.

By letters to the Company dated September 22 and 28, 2004, and January 22 and 28, 2005, the Sellers identified, in addition to the 35 Listed Third Party Sites, four additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such four additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any) which the Sellers may incur in connection with such four additional sites. The Company intends to assist the Sellers in providing information now in the Company’s possession with respect to such four additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those four additional sites, the Company may have some liability independently of the Sellers’ involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those four additional sites that are both probable and estimable at this time, and the Company has therefore not established any reserves for any potential liabilities of the Sellers or the Company in connection therewith.

Inactive Third Party Superfund Sites.  In addition to the Superfund sites owned by third parties described in the preceding paragraphs, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties that the Company believes are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations by the Sellers. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited “re-opener” provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. The Company has not established reserves for any of the inactive sites because the Company believes that the Sellers’ cleanup liabilities with respect to those sites have already been resolved and that, under the Sale Order, the Company would not be responsible for such liabilities in any event.

Other Legal Proceedings Related to CSD Assets

In addition to the legal proceedings related to the acquisition of the CSD assets described above, two lawsuits have been filed against the Company subsequent to the acquisition based in part upon allegations relating to the Company’s current ownership and operation of a former CSD facility. In December 2003, a lawsuit was filed in the 18th Judicial District Court in Iberville Parish, Louisiana, against Clean Harbors Plaquemine, LLC., the Company’s subsidiary which acquired and now operates a deep injection well facility near Plaquemine, Louisiana. This lawsuit was brought under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” at the facility which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that the Company’s former facility manager made false representations and failed to disclose material information to the regulators about the site after the Company acquired it in September 2002. The plaintiffs seek an order declaring the injection well to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees. On January 14, 2005, the state district court judge granted the plaintiffs’ petition for a preliminary (or temporary) injunction restraining the subsidiary from disposing of hazardous waste in the injection well. On January 18, 2005 (the next day the court was again open for business) the subsidiary filed a motion seeking to stay the preliminary injunction, which the same judge granted. The legal effect of the stay order was to allow the facility to continue normal business operations and to continue injecting hazardous waste, pending an appeal. In accordance with the stay order that was granted in favor of the subsidiary, the subsidiary has appealed the court’s initial ruling granting the preliminary (or temporary) injunction to the Louisiana First Circuit Court of Appeal in Baton Rouge, and that appeal is presently pending.

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

In February 2005 this same group of plaintiffs sent notice to the Louisiana Department of Environmental Quality that they intended to file a second citizen suit. In April 2005, the second citizen suit petition was filed naming Clean Harbors, Inc. (“CHI”), Clean Harbors Environmental Services, Inc. (“CHESI”), and an employee of CHESI as defendants. The second citizen suit alleges that CHI, CHESI and the CHESI employee are liable for conduct based upon claims that are substantially similar in nature to those filed against Clean Harbors Plaquemine, LLC in the original citizen suit. The second suit also alleges that CHI and CHESI are liable for certain aspects of the operations of Clean Harbors Plaquemine, LLC under the lawsuit’s so-called “Single Business Entity Doctrine.”

The Company continues to vigorously defend against all of these claims, and views the new claims and citizen suit to be as baseless and without merit as the original citizen suit.

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets, the Company is also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include certain Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, certain regulatory proceedings, and litigation involving the former holders of the Company’s subordinated notes.

Superfund Sites Not Related to CSD Acquisition

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

As of March 31, 2005, the Company had reserves of $0.2 million for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

EPA Enforcement Actions

Kimball Facility.  On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Company’s subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project (“SEP”). The Company will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company’s own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company’s subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At March 31, 2005, the Company had accrued $132 thousand for its SEP liability.

Chicago Facility.  By letter dated January 16, 2004, Region V of the EPA (“EPA Region V”) in Chicago, Illinois notified the Company that EPA Region V believes the Company’s Chicago, Illinois facility may be in violation of the National Emission Standard for Benzene Waste Operations Subpart FF regulations promulgated under the Clean Air Act and that EPA Region V may seek injunctive relief and civil penalties for these alleged violations. The alleged violations pertain to total annual benzene quantity determinations and reporting, provisions of individual waste stream identification and emissions control information, and treatment and control requirements for the benzene waste streams. EPA Region V is seeking a fine of $325 thousand. The Company believes that its Chicago facility complies in all material respects with these regulations and has engaged in ongoing settlement discussions with EPA Region V to resolve the issues described in the letter from EPA Region V without litigation. The Company believes that the cost of resolving this matter will not be material to the Company’s results of operations or financial position.

State and Provincial Enforcement Actions

Chicago Facility.  On February 12, 2004, the Company’s subsidiary which owns the Chicago facility was notified by the Illinois Attorney General’s Office that an enforcement action was being initiated against such facility. The enforcement action alleges that the Chicago facility has violated its operating permit, certain Illinois Pollution Control Board regulations, and allegedly applicable provisions of the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”). The Illinois Attorney General’s Office announced that it was seeking $170 thousand in penalties. Legal and compliance representatives of the Company have held discussions with the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency, and anticipate that a Supplemental Environmental Project will be negotiated that will substantially reduce the cash component of the penalty in exchange for agreeing to the installation of equipment upgrades at the facility designed to address and control air emissions from operations. These negotiations are ongoing, and although significant progress has been made, there can be no assurance that a settlement can be reached or that the penalty will be reduced.

Aragonite, Utah Facility.  In February 2005, the Utah Department of Environmental Quality (“DEQ”) issued a Notice of Violation and Compliance Order (“NOVCO”) No. 0405013 against the Clean Harbors Aragonite, LLC incinerator, transfer station and storage facility located near Aragonite, Utah (“CH Aragonite”). The NOVCO pertains to hazardous waste compliance inspections conducted from October 2003 through September 2004 at CH Aragonite. CH Aragonite filed a detailed and comprehensive response to the NOVCO in April 2005. Although no penalty has yet been imposed by the Utah DEQ, legal counsel for the Company deemed it advisable to disclose the issuance of this NOVCO in compliance with SEC Regulations, and CH Aragonite’s in-house legal and environmental compliance representatives are continuing to negotiate towards an amicable resolution of the matter. At present, an exact amount, if any, of the potential fine that may be assessed cannot be determined. CH Aragonite has reserved its legal rights to an administrative hearing in the unlikely event that a settlement cannot be reached, and has accrued an amount sufficient to cover its estimated exposure to a potential penalty based upon an internal calculation thereof.  The Company believes that the liability can be settled for less than $150 thousand.

London, Ontario Facility.  Clean Harbors Environmental Services Inc., and one of the Company’s Canadian subsidiaries, Clean Harbors Canada, Inc., received a summons alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The initial appearance on this matter occurred on November 22, 2004. The Company has not yet determined whether to defend the charges or attempt to negotiate a settlement. The Company has not accrued any liability associated with this matter because any potential liability is not now estimable.

Contingency

Litigation Involving Former Holders of Subordinated Notes.  On April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the “Lenders”) $35.0 million of 16% Senior Subordinated Notes due 2008 (the “Subordinated Notes”) as part of the Company’s refinancing of all its then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the “Purchase Agreement”), the Company was also required to pay a $350 thousand closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company’s common stock (the “Warrants”) exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company’s ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, the Company would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called “Make Whole Amount” computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Subordinated Notes. The Purchase Agreement also provided that, if the Company should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called “Make Whole Amount” then in effect.

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

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Norfolk Superior Court asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Suffolk Superior Court seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Suffolk Superior Court, which motion was granted. Discovery in the proceedings was completed and all parties served and filed motions for summary judgment. On March 15, 2004, the Court granted summary judgment for the Lenders ruling that the “Make Whole Amount” was enforceable, and on May 15, 2004 the court ordered the Company pay $323 thousand to the Lenders for legal and expert cost reimbursement. The Company has appealed the Court’s rulings, and the Lenders have cross-appealed as to the amount of legal and expert cost reimbursement. The Appeals Court heard the appeals on March 5, 2005, but a decision by the Court is not expected for several months. The Company has not accrued the Lenders’ legal and expert costs because, based on the advice of legal counsel, the Company now believes that such payment is not probable.

(8) Closure and Post-closure Liabilities

The changes to closure and post-closure liabilities for the quarter ended March 31, 2005 are as follows (in thousands):

	December 31, 2004	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Statement of Operations	Currency Translation, Reclassi- fications and Other	Payments	March 31, 2005

Landfill retirement liability	$18,888	$249	$671	$—	$(3)	$(5)	$19,800
Non-landfill retirement liability	6,763	—	210	48	—	(330)	6,691

Total	$25,651	$249	$881	$48	$(3)	$(335)	$26,491

The following table presents the change in remaining highly probable airspace from December 31, 2004 through March 31, 2005 (in thousands):

Highly Probable Airspace (Cubic Yards)

Remaining capacity at December 31, 2004	28,454
Consumed during three months ended March 31, 2005	(145)
Remaining capacity at March 31, 2005	28,309

Asset retirement obligations incurred in 2005 are being discounted at the credit-adjusted risk-free rate of 10.25% and inflated at a rate of 2.16%.

(9) Remedial Liabilities

The changes to remedial liabilities for the quarter ended March 31, 2005 are as follows (in thousands):

	December 31, 2004	Accretion	Beneficial Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassi- fications and Other	Payments	March 31, 2005

Remedial liabilities for landfill sites	$4,985	$54	$(22)	$(10)	$(81)	$4,926
Remedial liabilities for discontinued sites not now used in the active conduct of the Company’s business	95,116	1,083	(1,018)	(23)	(817)	94,341
Remedial liabilities (including Superfund) for non-landfill operations	55,516	616	(3,052)	(15)	(554)	52,511

Total	$155,617	$1,753	$(4,092)	$(48)	$(1,452)	$151,778

Included in the $3.1 million reduction in estimate for non-landfill operations is the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Footnote 7, “Legal Proceedings.”

(10) Other Income

For the quarter ended March 31, 2005, other income of $0.6 million consisted almost entirely of a $0.6 million gain relating to the settlement of an insurance claim.

As described in the Annual Report on Form 10-K for the year ended December 31, 2004, the Company issued $25.0 million of Series C Preferred Stock on September 10, 2002. The Company determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consisted of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The Company recorded in other long-term liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically marked that value to market. As of March 31, 2004, the market value of the Embedded Derivative was determined to be $4.3 million and the Company recorded $5.3 million of other income during the first quarter of 2004 to reflect such adjustment. On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. The settlement of the Embedded Derivative liability will result in no additional other income (expense) being recorded in future periods related to the Embedded Derivative.

(11) Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2005 and December 31, 2004, the Company continued to maintain a full valuation allowance against the

Company’s net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.  The Company will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

(12) Earnings (Loss) Per Share

The following is a calculation of basic and diluted income (loss) per share (in thousands except for per share amounts):

	Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share

Net income	$4,841
Less preferred stock dividends	(70)
Basic earnings attributable to common shareholders	$4,771	14,602	$0.33

Net income	$4,841
Diluted earnings attributable to common shareholders	$4,841	18,072	$0.27

	Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share

Income before cumulative effect of change in accounting principle	$2,817
Less preferred stock dividends and accretion	(855)
Basic earnings attributable to common shareholders before change in accounting principle	1,962	13,960	$0.14
Cumulative effect of change in accounting principle, net of tax	—	13,960	—
Basic earnings attributable to common shareholders	$1,962	13,960	$0.14

Income before cumulative effect of change in accounting principle	$2,817
Less Series B Preferred dividends	(112)
Less gain on embedded derivative adjusted for proportion of common shares issuable (1)	(3,935)	2,432
Loss for purposes of calculating dilutive loss	$(1,230)	16,392	$(0.08)

(1)          At March 31, 2004, the Company’s Series C Preferred Stock was convertible into more common shares than allowed under the rules and regulations of the NASDAQ Stock Market. Because of this limitation, only that proportion of the gain on the value of the embedded derivative of shares issuable under the NASDAQ rules to the total shares of the Company’s common stock that the Series C Preferred Stock plus accrued dividends were then convertible into was included in the calculation of diluted earnings per share for the quarter.

Because the effects would be anti-dilutive for the periods presented, the above computations of diluted earnings (loss) per share exclude the assumed exercise of 1.8 million stock options for the period ended March 31, 2004 and the assumed conversion of the Series B Preferred Stock into 0.3 million common shares for the period ended March 31, 2004.

(13) Stockholders’ Equity

On February 11, 2005, the Company issued an aggregate of 420,571 shares of its common stock. The shares were issued upon cashless exercise of warrants for an aggregate of 717,060 shares with an exercise price of $8.00 per share. In connection with the cashless exercise, the warrant holders surrendered their rights under the warrants for the balance of an aggregate of 296,489 shares of common stock. Other than the surrender of such rights under the warrants, the warrant holders paid no consideration in connection with the issuance, and the Company received no proceeds from the issuance.

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividend due on January 15, 2005 was paid in cash. However, because of loan covenant restrictions then in place, the Company issued 12,531 shares of its common stock in payment of the January 15, 2004 dividend requirement.

(14) Segment Reporting

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, non-recurring severance charges, (gain) loss on disposal of assets held for sale, and other (income) expense (“EBITDA Contribution”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

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

The following table presents information used by management by reported segment. Revenues from Technical and Site Services consist principally of external revenue from customers. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. Corporate Items revenues consist of revenues for miscellaneous services that are not part of a reportable segment. The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, and other (income) expense to segments. Certain reporting units have been reclassified to conform to the current year presentation.

	For the Three Months Ended March 31,
	2005	2004

Revenue:
Technical Services	$106,496	$101,104
Site Services	58,292	41,759
Corporate Items	178	(106)
Total	164,966	142,757

Cost of Revenues:
Technical Services	75,831	72,324
Site Services	45,223	34,762
Corporate Items	(507)	374
Total	120,547	107,460

Selling, General & Administrative Expenses:
Technical Services	12,074	11,337
Site Services	5,422	4,182
Corporate Items	6,865	7,913
Total	24,361	23,432

EBITDA:
Technical Services	18,591	17,443
Site Services	7,647	2,815
Corporate Items	(6,180)	(8,393)
Total	20,058	11,865

Reconciliation to Consolidated Statement of Operations
Accretion of environmental liabilities	2,634	2,588
Depreciation and amortization	7,209	5,405
Gain on sale of fixed assets	—	(244)
Non-recurring severance	—	16

Income from operations	10,215	4,100
Other income	(619)	(5,287)
Interest expense, net	5,961	5,358

Income before provision for income taxes	$4,873	$4,029

(15) Guarantor and Non-Guarantor Subsidiaries

As further described in Note 6, “Financing Arrangements,” the Senior Secured Notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent’s material subsidiaries organized in the United States. The Notes are not guaranteed by the Company’s Canadian and Mexican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

In addition, as part of the refinancing of the Company’s debt in June 2004, one of the parent’s Canadian subsidiaries made a $91.7 million (U.S.) investment in the preferred stock of one of the parent’s domestic subsidiaries and issued, in partial payment for such investment, a promissory note for $89.4 million (U.S.) payable to one of the parent’s domestic subsidiaries. The dividend rate on such preferred stock is 11.125% per annum and the interest rate on such promissory note is 11.0% per annum. The effect of this transaction was to increase stockholders’ equity of a U.S. guarantor subsidiary, to increase interest income of a U.S. guarantor subsidiary, to increase debt of a foreign non-guarantor subsidiary, and to increase interest expense of a foreign non-guarantor subsidiary.

Following is the condensed consolidating balance sheet at March 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Assets:
Cash and cash equivalents	$10,128	$30,224	$5,682	$—	$46,034
Accounts receivable, net	609	100,194	18,771	—	119,574
Unbilled accounts receivable	—	5,179	2,645	—	7,824
Intercompany receivables	5,390	—	1,254	(6,644)	—
Deferred costs	—	3,522	839	—	4,361
Prepaid expenses	4,215	9,358	553	—	14,126
Supplies inventories	—	10,168	584	—	10,752
Properties held for sale	—	8,554	—	—	8,554
Property, plant and equipment, net	—	156,034	23,257	—	179,291
Deferred financing costs	8,654	—	14	—	8,668
Goodwill, net	—	19,032	—	—	19,032
Permits and other intangibles, net	—	55,037	24,641	—	79,678
Investments in subsidiaries	143,489	36,274	91,654	(271,417)	—
Deferred tax asset	—	—	673	—	673
Intercompany note receivable	—	99,223	3,701	(102,924)	—
Other assets	—	1,431	2,198	—	3,629

Total assets	$172,485	$534,230	$176,466	$(380,985)	$502,196

Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$4,141	$1,451	$—	$5,592
Accounts payable	—	59,227	11,487	—	70,714
Accrued disposal costs	—	1,634	1,457	—	3,091
Deferred revenue	—	15,312	4,223	—	19,535
Other accrued expenses	3,660	33,149	3,178	—	39,987
Income taxes payable	51	247	213	—	511
Intercompany payables	—	6,644	—	(6,644)	—
Closure, post-closure and remedial liabilities	—	162,956	15,313	—	178,269
Long-term obligations	148,163	—	—	—	148,163
Capital lease obligations	—	4,779	816	—	5,595
Other long-term liabilities	—	—	13,232	—	13,232
Intercompany note payable	3,701	—	99,223	(102,924)	—
Accrued pension cost	—	—	597	—	597

Total liabilities	155,575	288,089	151,190	(109,568)	485,286

Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	150	—	2,236	(2,236)	150
Additional paid-in capital	63,606	203,997	4,049	(208,046)	63,606
Accumulated other comprehensive income	8,250	14,057	(1,552)	(12,505)	8,250
Retained earnings (deficit)	(55,097)	28,087	20,543	(48,630)	(55,097)

Total stockholders’ equity	16,910	246,141	25,276	(271,417)	16,910

Total liabilities and stockholders’ equity	$172,485	$534,230	$176,466	$(380,985)	$502,196

Following is the condensed consolidating balance sheet at December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Assets:
Cash and cash equivalents	$76	$20,984	$—	$10,021	$—	$31,081
Marketable securities	10,000	6,800	—	—	—	16,800
Accounts receivable, net	9	100,547	—	20,330	—	120,886
Unbilled accounts receivable	—	2,817	—	2,560	—	5,377
Intercompany receivables	17,139	—	8	6,050	(23,197)	—
Deferred costs	—	3,965	—	958	—	4,923
Prepaid expenses	2,951	9,957	—	499	—	13,407
Supplies inventories	—	9,656	—	662	—	10,318
Properties held for sale	—	8,849	—	—	—	8,849
Property, plant and equipment, net	—	156,905	—	23,621	—	180,526
Deferred financing costs	8,935	—	—	15	—	8,950
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	55,236	—	25,227	—	80,463
Investments in subsidiaries	133,504	44,385	—	91,654	(269,543)	—
Deferred tax asset	—	—	—	676	—	676
Intercompany note receivable	—	99,717	—	3,701	(103,418)	—
Other assets	—	1,560	—	1,854	—	3,414

Total assets	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$4,769	$—	$1,773	$—	$6,542
Accounts payable	—	57,716	—	12,647	—	70,363
Accrued disposal costs	—	1,630	—	1,402	—	3,032
Deferred revenue	—	17,236	—	4,824	—	22,060
Other accrued expenses	8,675	28,890	—	3,489	—	41,054
Income taxes payable	1,078	310	—	914	—	2,302
Intercompany payables	—	23,197	—	—	(23,197)	—
Closure, post-closure and remedial liabilities	—	166,211	—	15,057	—	181,268
Long-term obligations	148,122	—	—	—	—	148,122
Capital lease obligations	—	4,160	—	847	—	5,007
Other long-term liabilities	—	—	—	13,298	—	13,298
Intercompany note payable	3,701	—	—	99,717	(103,418)	—
Accrued pension cost	—	—	—	616	—	616

Total liabilities	161,576	304,119	—	154,584	(126,615)	493,664

Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	143	—	—	2,236	(2,236)	143
Additional paid-in capital	62,165	206,787	—	4,049	(210,836)	62,165
Accumulated other comprehensive income	8,667	14,473	—	(1,632)	(12,841)	8,667
Retained earnings (deficit)	(59,938)	15,031	8	28,591	(43,630)	(59,938)

Total stockholders’ equity	11,038	236,291	8	33,244	(269,543)	11,038

Total liabilities and stockholders’ equity	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

Following is the consolidating statement of operations for the three months ended March 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$138,596	$29,573	$(3,203)	$164,966
Cost of revenues	—	102,222	21,528	(3,203)	120,547
Selling, general and administrative expenses	—	19,621	4,740	—	24,361
Accretion of environmental liabilities	—	2,440	194	—	2,634
Depreciation and amortization	—	5,909	1,300	—	7,209
Income from operations	—	8,404	1,811	—	10,215
Other income (expense)	588	31	—	—	619
Interest income (expense)	(5,871)	(70)	(20)	—	(5,961)
Equity in earnings of subsidiaries	10,408	2,077	—	(12,485)	—
Intercompany dividend income (expense)	—	—	2,789	(2,789)	—
Intercompany interest income (expense)	—	2,690	(2,690)	—	—
Income (loss) before provision for income taxes	5,125	13,132	1,890	(15,274)	4,873
Provision for income taxes	284	76	(328)	—	32
Net income (loss)	$4,841	$13,056	$2,218	$(15,274)	$4,841

Following is the consolidating statement of operations for the three months ended March 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$121,271	$—	$24,310	$(2,824)	$142,757
Cost of revenues	—	95,094	4	15,186	(2,824)	107,460
Selling, general and administrative expenses	—	18,440	—	4,764	—	23,204
Accretion of environmental liabilities	—	2,417	—	171	—	2,588
Depreciation and amortization	—	4,764	—	641	—	5,405
Income (loss) from operations	—	556	(4)	3,548	—	4,100
Other income (expense)	5,287	—	—	—	—	5,287
Interest income (expense)	(5,023)	(257)	—	(78)	—	(5,358)
Equity in earnings of subsidiaries	2,432	—	—	—	(2,432)	—
Income (loss) before provision for income taxes	2,696	299	(4)	3,470	(2,432)	4,029
Provision for income taxes	(121)	76	—	1,257	—	1,212
Net income (loss)	$2,817	$223	$(4)	$2,213	$(2,432)	$2,817

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$9,098	$3,967	$1,363	$(12,485)	$1,943
Cash flows from investing activities:
Additions to property, plant and equipment	—	(2,698)	(488)	—	(3,186)
Increase in permits	—	(768)	—	—	(768)
Sales of marketable securities	10,000	6,800	—	—	16,800
Proceeds from sale of fixed assets	—	326	—	—	326
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—	—
Investment in subsidiaries	(10,408)	(2,077)	—	12,485	—
Net cash (used in) provided by investing activities	(408)	11,848	(10,753)	12,485	13,172

Cash flows from financing activities:
Change in uncashed checks	—	(627)	(311)	—	(938)
Proceeds from exercise of stock options	1,391	—	—	—	1,391
Dividend payments on preferred stock	(70)	—	—	—	(70)
Deferred financing costs incurred	(86)	—	—	—	(86)
Proceeds from employee stock purchase plan	127	—	—	—	127
Payments of capital leases	—	(426)	(51)	—	(477)
Dividends (paid) received	—	(5,522)	5,522	—	—
Net cash (used in) provided by financing activities	1,362	(6,575)	5,160	—	(53)

Increase (decrease) in cash and cash equivalents	10,052	9,240	(4,230)	—	15,062
Effect of exchange rate change on cash	—	—	(109)	—	(109)
Cash and cash equivalents, beginning of period	76	20,984	10,021	—	31,081

Cash and cash equivalents, end of period	$10,128	$30,224	$5,682	$—	$46,034

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$6,773	$3,623	$(13)	$(1,862)	$(2,432)	$6,089

Cash flows from investing activities:
Additions to property, plant and equipment	—	(5,034)	—	(1,054)	—	(6,088)
Purchases of restricted investments	(208)	—	—	—	—	(208)
Proceeds from sale of fixed assets	—	574	—	—	—	574
Investment in subsidiaries	(2,432)	—	—	—	2,432	—
Net cash (used in) provided by investing activities	(2,640)	(4,460)	—	(1,054)	2,432	(5,722)

Cash flows from financing activities:
Repayments on Senior Notes	(574)	—	—	—	—	(574)
Net borrowings (repayments) under revolving credit facility	(2,971)	—	—	2,781	—	(190)
Change in uncashed checks	—	(365)	—	432	—	67
Proceeds from exercise of stock options	111	—	—	—	—	111
Deferred financing costs incurred	(826)	—	—	—	—	(826)
Proceeds from employee stock purchase plan	127	—	—	—	—	127
Payments on capital leases	—	(306)	—	(63)	—	(369)
Net cash (used in) provided by financing activities	(4,133)	(671)	—	3,150	—	(1,654)

Increase (decrease) in cash and cash equivalents	—	(1,508)	(13)	234	—	(1,287)
Effect of exchange rate change on cash	—	—	—	(28)	—	(28)
Cash and cash equivalents, beginning of period	—	5,313	14	1,004	—	6,331
Cash and cash equivalents, end of period	$—	$3,805	$1	$1,210	$—	$5,016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•         The effects of general economic conditions in the United States, Canada and other territories and countries where we do business;

•         The effect of spills or other event business on our revenues;

•         The effect of economic forces and competition in specific marketplaces where we compete;

•         The possible impact of new regulations or laws pertaining to all activities of our operations;

•         The outcome of litigation or threatened litigation or regulatory actions;

•         The effect of commodity pricing on overall revenues and profitability;

•         Possible fluctuations in quarterly or annual results or adverse impacts on our results caused by the adoption of new accounting standards or interpretations or regulatory rules and regulations;

•         The effect of weather conditions or other aspects of forces of nature on field or facility operations;

•         The effects of industry trends in the environmental services and waste handling marketplace;

•         Our ability to manage the significant environmental liabilities assumed in connection with the acquisition of the CSD assets; and

•         The availability and costs of liability insurance and financial assurance required by government entities relating to our facilities.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in the annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results” and in other documents we file from time to time with the Securities and Exchange Commission.

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

Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). That acquisition broadened our disposal capabilities, geographic reach and significantly expanded our network of hazardous waste disposal facilities. Following the acquisition, we became one of the largest providers of environmental services and the largest operator of hazardous waste treatment and disposal facilities in North America. We believe that the acquisition of hazardous waste facilities in new geographic areas has allowed and will continue to allow us to expand our service area and has resulted and will continue to result in significant cost savings by allowing us to treat and dispose of hazardous waste internally for which we previously paid third parties and to eliminate redundant selling, general and administrative expenses and inefficient transportation costs.

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

In addition, as part of the acquisition, we assumed certain environmental liabilities valued in accordance with generally accepted accounting principles in the United States of approximately $184.5 million. We now anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required.

However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

Environmental Liabilities

Environmental liabilities are composed of closure and post-closure liabilities and remedial liabilities.

Closure and Post-closure Liabilities

The changes to closure and post-closure liabilities for the quarter ended March 31, 2004 are as follows (in thousands):

	December 31, 2004	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Statement of Operations	Currency Translation, Reclassi- fications and Other	Payments	March 31, 2005

Landfill retirement liability	$18,888	$249	$671	$—	$(3)	$(5)	$19,800
Non-landfill retirement liability	6,763	—	210	48	—	(330)	6,691

Total	$25,651	$249	$881	$48	$(3)	$(335)	$26,491

The following table presents the change in remaining highly probable airspace from December 31, 2004 through March 31, 2005 (in thousands):

Highly Probable Airspace (Cubic Yards)

Remaining capacity at December 31, 2004	28,454
Consumed during three months ended March 31, 2005	(145)
Remaining capacity at March 31, 2005	28,309

Asset retirement obligations incurred in 2005 are being discounted at the credit-adjusted risk-free rate of 10.25% and inflated at a rate of 2.16%.

Remedial Liabilities

The changes to remedial liabilities for the quarter ended March 31, 2004 are as follows (in thousands):

	December 31, 2004	Accretion	Beneficial Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassi- fications and Other	Payments	March 31, 2005

Remedial liabilities for landfill sites	$4,985	$54	$(22)	$(10)	$(81)	$4,926
Remedial liabilities for discontinued sites not now used in the active conduct of the Company’s business	95,116	1,083	(1,018)	(23)	(817)	94,341
Remedial liabilities (including Superfund) for non-landfill operations	55,516	616	(3,052)	(15)	(554)	52,511

Total	$155,617	$1,753	$(4,092)	$(48)	$(1,452)	$151,778

Results of Operations

Our operations are managed as two segments: Technical Services and Site Services.

Technical Services include treatment and disposal of industrial wastes via incineration, landfill or wastewater treatment; collection and transporting of all containerized and bulk waste; categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services; and the Apollo Onsite Services, which customize environmental programs at customer sites. This is accomplished through a network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers’ waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers, chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

Site Services provide highly skilled experts utilizing specialty equipment and resources to perform services, such as industrial maintenance, surface remediation, groundwater restoration, site and facility decontamination, emergency response, site remediation, PCB disposal and oil disposal at the customer’s site or another location. These services are dispatched on a scheduled or emergency basis. We also offer outsourcing services for customer environmental management programs and provide analytical testing services, information management and personnel training services.

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K/A for the year ended December 31, 2004 and Item 1, “Financial Statements” in this report.

	Percentage of Revenues For the Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues:
Disposal costs to third parties	4.2	4.5
Other cost of revenues	68.9	70.7
Total cost of revenues	73.1	75.2
Selling, general and administrative expenses	14.7	16.3
Accretion of environmental liabilities	1.6	1.8
Depreciation and amortization	4.4	3.8
Income from operations	6.2	2.9
Other income (expense)	0.3	3.7
Interest expense, net	(3.6)	(3.8)
Income before provision for income taxes	2.9	2.8
Provision for income taxes	—	0.8
Net income	2.9%	2.0%

Earnings before Interest, Taxes Depreciation and Amortization (“EBITDA”)

We define EBITDA (a measure not defined under generally accepted accounting principles) as it is defined under the Loan and Security Agreement dated June 30, 2004. This definition is net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, change in value of embedded derivative, and gain (loss) on sale of fixed assets.

Our management considers EBITDA to be a measurement of performance which provides useful information to both management and investors. EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States. Because EBITDA is not calculated identically by all companies, our measurements of EBITDA may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net income to EBITDA for the three-month period ended March 31, 2005:

Net income	$4,841
Accretion of environmental liabilities	2,634
Depreciation and amortization	7,209
Interest expense, net	5,961
Provision for income taxes	32
Other income	(619)

EBITDA	$20,058

The following reconciles EBITDA to cash provided for operations for the three-month period ended March 31, 2005:

EBITDA	$20,058
Interest expense	(5,961)
Provision for income taxes	(32)
Allowance for doubtful accounts	(273)
Amortization of deferred financing costs	368
Amortization of debt discount	41
Other income	588
Foreign currency (gain) on intercompany transactions	(213)
Changes in assets and liabilities, net of acquisition
Accounts receivable	1,493
Unbilled accounts receivable	(2,461)
Deferred costs	556
Prepaid expenses	(721)
Accounts payable	245
Closure, post-closure and remedial liabilities	(5,789)
Deferred revenue	(2,497)
Other accrued expenses	(1,111)
Income taxes payable	(1,749)
Other, net	(599)

Net cash provided by operating activities	$1,943

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes EBITDA contribution by operating segment for the three months ended March 31, 2005 and 2004. We consider the EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 23, “Segment Reporting” of the Annual Report on Form 10-K/A for the year ended December 31, 2004 and Item 1, “Financial Statements” and in particular Note 14, “Segment Reporting” in this report.

	For the Three Months Ended March 31,
	2005	2004
Revenue:
Technical Services	$106,496	$101,104
Site Services	58,292	41,759
Corporate Items	178	(106)
Total	164,966	142,757

Cost of Revenues:
Technical Services	75,831	72,324
Site Services	45,223	34,762
Corporate Items	(507)	374
Total	120,547	107,460

Selling, General & Administrative Expenses:
Technical Services	12,074	11,337
Site Services	5,422	4,182
Corporate Items	6,865	7,913
Total	24,361	23,432

EBITDA:
Technical Services	18,591	17,443
Site Services	7,647	2,815
Corporate Items	(6,180)	(8,393)
Total	20,058	11,865

Three months ended March 31, 2005 versus the three months ended March 31, 2004

Revenues

Total revenues for the three months ended March 31, 2005 increased $22.2 million to $165.0 million from $142.8 million for the comparable period in 2004. Technical Services revenues for the three months ended March 31, 2005 increased $5.4 million to $106.5 million from $101.1 million for the comparable period in 2004. The increase in revenues for Technical Services consisted of strong ongoing and new base business and the positive impact from the strengthening Canadian dollar. Pricing for waste disposal services was flat. Site Services revenues for the three months ended March 31, 2005 increased $16.5 million to $58.3 million from $41.8 million for the comparable period in 2004. Site Services revenues increased due to the opening of additional locations, and due to two emergency response jobs in 2005 for which no similar jobs were performed in 2004. These emergency response jobs in 2005 represented 20.0% of Site Services revenues. Corporate Items revenues for the three months ended March 31, 2005 increased $0.3 million to $0.2 million from $(0.1) million for the comparable period in 2004.

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

Cost of Revenues

Total cost of revenues for the three months ended March 31, 2005 increased $13.0 million to $120.5 million compared to $107.5 million for the comparable period in 2004. Technical Services cost of revenue increased $3.5 million to $75.8 million from $72.3 million for the comparable period in 2004. The increase in Technical Services cost of revenue was due to overall increases in energy-related costs, higher internal equipment costs, and increased materials and supplies costs. Site Services cost of revenue increased $10.4 million to $45.2 million from $34.8 million for the comparable period in 2004. The increase in Site Services cost of revenues is attributed to the performance of emergency response jobs in 2005. Corporate Items cost of revenue for the three months ended March 31, 2005 decreased to $(0.5) million from $0.4 million for the comparable period in 2004. The decrease in Corporate Items cost of revenue was primarily due to environmental changes in estimate. As a percentage of revenues, combined cost of revenues in 2005 decreased by 2.2% to 73.1% from 75.3% for the comparable period in 2004. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties in the first quarter of 2005 as a percentage of revenues decreased 0.3% to 4.2% from 4.5% for comparable period in 2004. This decrease in disposal expense paid to third parties was due to a change in business mix from 2004 to 2005.

We believe that our ability to manage operating costs is an important factor in our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications and upgrades at our facilities, and implementation of strategic initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through the strategic sourcing initiative. However, we cannot assure that our efforts to manage future operating expenses will be successful.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2005 increased $1.0 million to $24.4 million from $23.4 million for the comparable period in 2004. Technical Services selling, general and administrative expenses for the three months ended March 31, 2005 increased $0.8 million to $12.1 million from $11.3 million for the comparable period in 2004 due to increased headcount as well as increased performance incentive compensation. Site Services selling, general and administrative expenses increased $1.2 million to $5.4 million for the three-month period ended March 31, 2005 from $4.2 million for the corresponding period of the preceding year. The increase was related to increased headcount and incentive compensation from emergency responses. Corporate Items selling, general and administrative expenses for the three months ended March 31, 2005 decreased $1.0 million to $6.9 million from $7.9 million for the comparable period in 2004. The decreases were primarily related to changes in estimates of environmental liabilities.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended March 31, 2005 and 2004 was similar at $2.6 million and $2.6 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2005 increased $1.8 million to $7.2 million from $5.4 million for the comparable period in 2004. The increase was primarily due to additions to fixed assets related to purchase accounting adjustments, additions incurred in 2004 at our Deer Park incineration facility in order to comply with the Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule and an increase in volumes at our landfill sites.

Other Income (Expense)

For the quarter ended March 31, 2005, other income of $0.6 million consisted almost entirely of a $0.6 million gain relating to the settlement of an insurance claim.

As described in the Annual Report on Form 10-K/A for the year ended December 31, 2004, we issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock was recorded on our financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend, and (ii) and an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert it into our common stock. For the quarter ended March 31, 2004, we valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00 at March 31, 2004. For the quarter ended March 31, 2004, we recorded other income of $5.3 million primarily because of the market price decline of our common stock that occurred during that quarter. On June 30, 2004, we redeemed the Series C Preferred Stock and settled the Embedded Derivative liability.

Interest Expense, Net

Interest expense, net of interest income for the three months ended March 31, 2005, increased $0.6 million to $6.0 million from $5.4 million for the comparable period in 2004. The increase in interest expense was primarily due to $0.6 million of interest capitalized in the first quarter of 2004 relating to a capital project to comply with air emission standards at our Deer Park incineration facility.

Income Taxes

Income tax expense for the three months ended March 31, 2005 decreased $1.2 million to $32 thousand from $1.2 million for the comparable period in 2004. Income tax expense for the first quarter of 2005 consists primarily of a current tax benefit relating to the Canadian operations of $0.1 million net of withholding taxes and a state income tax expense of $0.1 million relating to profitable operations in certain legal entities. Income tax expense for the first quarter of 2004 consists primarily of current tax expense relating to the Canadian operations of $1.2 million and state income tax expense of $0.1 million relating to profitable operations in certain legal entities, partially offset by a federal tax benefit of $0.1 million relating to a 2000 alternative minimum tax carryback refund.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at March 31, 2005 and December 31, 2004, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.  We will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

EBITDA Contribution

The combined EBITDA contribution by segments for the three months ended March 31, 2005 increased $8.2 million to $20.1 million from $11.9 million for the comparable period in 2004. EBITDA contribution improved for each of the three segments in 2005. The contribution of Technical Services increased $1.2 million. Site Services contribution improved $4.8 million and Corporate Items cost decreased $2.2 million. The combined EBITDA contribution is comprised of revenues of $165.0 million and $142.8 million, net of cost of revenues of $120.5 million and $107.5 million and selling, general and administrative expenses of $24.4 million and $23.4 million for the three-month periods ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

We believe that our primary sources of liquidity are cash flows from operations, existing cash, marketable securities owned, funds available to borrow under the Revolving Facility and anticipated proceeds from assets held for sale. For the three-month period ended March 31, 2005, we generated cash from operations of $1.9 million. As of March 31, 2005, cash and cash equivalents were approximately $46.0 million, funds available to borrow under the Revolving Facility were $28.8 million, and properties held for sale were $8.6 million.

We intend to use our existing cash and cash flow from operations to provide for our working capital needs, to fund recurring capital expenditures, to fund small acquisitions, and, over the longer term, to reduce our outstanding debt. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for the foreseeable future. As part of the CSD acquisition, we assumed environmental liabilities of CSD valued at $184.5 million. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

Cash Flows for the three months ended March 31, 2005

For the three months ended March 31, 2005, we generated approximately $1.9 million of cash from operating activities. We reported net income for the period of $4.8 million. In addition, we recorded non-cash expenses during this period which provided sources of funds totaling $10.3 million. These non-cash expenses consisted primarily of $7.2 million for depreciation and amortization and $2.6 million for the accretion of environmental liabilities. Uses of cash for working capital purposes totaled $15.0 million, reduced cash flow from operations by the same amount, and consisted primarily of $5.8 million used for closure, post-closure and remedial liabilities, $2.5 million used for deferred revenue, $2.5 million used for unbilled receivables, $1.7 million used for income taxes, and $2.5 million of other uses. These uses of cash were partially offset by sources of cash from working capital that totaled $2.4 million.

For the three-month period ended March 31, 2005, we generated $13.2 million of cash from investing activities. Sources of cash totaled $17.1 million and consisted of the sales of marketable securities of $16.8 million and proceeds from the sale of fixed assets of $0.3 million. Cash used in investing activities totaled $3.9 million and consisted of purchases of property, plant and equipment of $3.1 million and increases in permits of $0.8 million.

For the three-month period ended March 31, 2005, our financing activities resulted in a net use of cash of $53 thousand.

Cash Flows for the three months ended March 31, 2004

For the three months ended March 31, 2004, we generated approximately $6.1 million of cash from operating activities. We recorded non-cash expenses during this period which provided sources of funds totaling $3.3 million. These adjustments consisted primarily of non-cash expenses of $5.4 million for depreciation and amortization and $2.6 million for the accretion of environmental liabilities, partially offset by a gain of $5.3 million resulting from the change in the value of the embedded derivative. Net sources of cash totaled $14.0 million. The largest of these other sources of cash was a $4.5 million reduction in accounts receivable due primarily to improved collections of accounts receivable and a $3.4 million reduction in unbilled accounts receivable due to the timing of sending invoices to customers. Other significant sources of cash were the net income for the quarter of $2.8 million and a reduction in income taxes payable of $1.8 million. Largely offsetting the sources of cash were uses of cash that totaled $11.2 million and consisted primarily of a reduction in accounts payable of $5.1 million, an increase in prepaid expenses of $2.8 million, and $3.0 million for environmental remedial and landfill liabilities that consisted of $1.8 million in spending and $1.2 of non-cash items.

For the three-month period ended March 31, 2004, we used $5.7 million of cash in investing activities. This consisted of additions to property, plant and equipment of $6.1 million and restricted investments purchased of $0.2 million to support the letters of credit issued relating to financial assurance for closure and post-closure obligations. These uses were partially offset by proceeds from the sale of fixed assets of $0.6 million.

For the three-month period ended March 31, 2004, our financing activities resulted in a net use of cash of $1.7 million. The primary uses of cash were to pay $0.8 million of financing costs incurred and to repay $0.6 in senior term loans.

Financing Arrangements

As described in the Annual Report on Form 10-K/A for the year ended December 31, 2004, we have outstanding a $30.0 million revolving credit facility (the “Revolving Facility”) and $150.0 million of eight-year Senior Secured Notes (the “Senior Secured Notes”). In addition to such financings, we have established a synthetic letter of credit facility (the “Synthetic LC Facility”) whereby we may obtain up to $90.0 million of letters of credit as described below.

The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

Senior Secured Notes. The Senior Secured Notes were issued under an Indenture dated June 30, 2004 (the “Indenture”). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. The Senior Secured Notes were issued at a $2.0 million discount that resulted in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15.

The Indenture provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase of all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of ours.

Excess Cash Flow for the nine months ended March 31, 2005 was $18.1 million, and we anticipate Excess Cash Flow will be generated from operations during the three-month period ending June 30, 2005. Accordingly, we anticipate being required, within 120 days following June 30, 2005, to offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2005. However, at March 31, 2005, we had no outstanding first-lien obligations under the Revolving Facility or Synthetic LC Facility and, during the quarter ended March 31, 2005, the market price of the Senior Secured Notes was consistently in excess of the 104% of principal amount at which we are required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes would accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2005 at which we will be required to make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2005, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the “Credit Agreement”) among us, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the “LC Facility Lenders”) thereunder, and certain other parties. The Revolving Facility allows us to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for us and our U.S. subsidiaries equal to $24.7 million and a line for our Canadian subsidiaries of $5.3 million. The Revolving Facility also allows us to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At March 31, 2005, we had no borrowings and $1.2 million of letters of credit outstanding under the Revolving Facility, and we had approximately $28.8 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

Under the Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.55 to 1.0 for the four-quarter period ended March 31, 2005. The maximum Leverage Ratio is then reduced to no more than 2.50 to 1.0 for the four-quarter periods ending June 30, 2005 through March 31, 2006, and then, in approximately equal increments, to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of our consolidated indebtedness to our consolidated EBITDA achieved for the latest four-quarter period. For the four-quarter period ended March 31, 2005, the Leverage Ratio was 1.64 to 1.0, which was within covenant.

We are also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.65 to 1.0 for the four-quarter period ended March 31, 2005. The minimum Interest Coverage Ratio is then increased to not less than 2.70 to 1.0 for the four-quarter periods ending June 30, 2005 through December 31, 2005, and then, in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2007, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of our consolidated EBITDA to our consolidated interest expense. For the four-quarter period ended March 31, 2005, the Interest Coverage Ratio was 3.60 to 1.0, which was within covenant.

We are also under the Credit Agreement required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period. For the period ended March 31, 2005, our fixed charge coverage ratio was 1.95 to 1.0, which was within covenant.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse First Boston (the “LC Facility Issuing Bank”) will issue up to $90.0 million of letters of credit at our request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of our assets and of our domestic subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. We are required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At March 31, 2005, there were $89.2 million of letters of credit outstanding under the Synthetic LC facility. The term of the Synthetic LC Facility will expire on June 30, 2009.

Stockholder Matters

On February 11, 2005, we issued an aggregate of 420,571 shares of our common stock. The shares were issued upon cashless exercise of warrants for an aggregate of 717,060 shares with an exercise price of $8.00 per share. In connection with the cashless exercise, the warrant holders surrendered their rights under the warrants for the balance of an aggregate of 296,489 shares of common stock. Other than the surrender of such rights under the warrants, the warrant holders paid no consideration in connection with the issuance, and we received no proceeds from the issuance.

Dividends on our Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividend payable. The dividend due on January 15, 2005 was paid in cash. However, because of loan covenant restrictions then in place, we issued 12,531 shares of our common stock in payment of the January 15, 2004 dividend requirement.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to report compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107, “Share-Based Payment,” that expresses the views of the SEC staff regarding the application of SFAS No. 123(R). We are studying the Statement and the Bulletin. The Statement will increase compensation expense starting January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligations should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset when incurred if the liability’s fair value can be reasonably estimated. We are studying FIN 47 and have not determined what effect, if any, FIN 47 will have on our results of operations, financial condition or cash flows. We will implement FIN 47 effective January 1, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at March 31, 2005 (in thousands):

	Nine Months Remaining
Scheduled Maturity Dates	2005	2006	2007	2008	2009	Thereafter	Total

Senior Secured Notes	$—	$—	$—	$—	$—	$150,000	$150,000
Capital Lease Obligations	1,226	1,610	1,224	932	279	324	5,595
	$1,226	$1,610	$1,224	$932	$279	$150,324	$155,595
Weighted average interest rate on fixed rate borrowings	11.3%	11.4%	11.4%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the table above, we have a $30.0 million Revolving Facility which bears interest at variable interest rates of either the U.S. or Canadian prime rate or the Eurodollar rate plus 1.5%, depending on the currency of the underlying loan. This total of $30.0 million is separated into two lines of credit, namely a line for us and our U.S. subsidiaries equal to $24.7 million and a line for our Canadian subsidiaries of $5.3 million. No loans were outstanding under the Revolving Facility at March 31, 2005. We also have a Synthetic LC Facility under which we may obtain up to $90.0 million of letters of credit (of which $89.2 million were outstanding at March 31, 2005). We are required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three-month periods ended March 31, 2005 and March 31, 2004, total foreign currency gains and losses were $0.3 million and $0.1 million, respectively, primarily between the U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 28.1% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are subject to foreign currency transaction gains or losses. During the three-month-period ended March 31, 2005, the U.S. dollar rose approximately 0.2% against the Canadian dollar, resulting in foreign currency exchange gains of $0.3 million. During the three-month period ended March 31, 2004, the U.S. dollar fell approximately 1.2% against the Canadian dollar, resulting in foreign currency losses of $0.1 million The average exchange rate for the quarter ended March 31, 2005 was 1.22 Canadian dollars to the U.S. dollar. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $0.2 million. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported lower net income by approximately $0.2 million. We are subject to market risk arising from purchases of commodities, but these risks are minimal since no significant amount of commodities is used in the treatment of hazardous waste.

Item 4. Controls and Procedures

In our annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2005, we reported that we had as of December 31, 2004, a material weakness in our accounting for workers’ compensation and motor vehicle liability reserves and the associated provisions. Specifically, we did not then have effective controls over estimating and monitoring self-insured workers’ compensation and motor vehicle reserves. This control deficiency could have resulted in a misstatement of the workers’ compensation and motor vehicle liability reserves and associated provisions that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. In order to remediate the control weakness in our internal control over financial reporting, we are now using an actuarial-based method for estimating our reserves for self-insured workers’ compensation and motor vehicle liability reserves.

In addition to the material weakness identified above, during our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), we identified certain significant deficiencies in our system of internal controls. A significant deficiency is a control weakness that could result in an error that is more than inconsequential not being identified by a company’s system of internal controls. In response to these findings, we are adding additional accounting and finance personnel, developing training programs to reinforce the importance of compliance with our system of internal controls and establishing an internal audit department to monitor compliance with our system of internal controls. Efforts to improve our system of internal controls are ongoing.

We believe based on our knowledge that the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this report. We cannot provide assurance that new problems will not be found in the future. We do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud because no control system can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. We expect to continue to improve our controls with each passing quarter. Our Board of Directors and senior management are committed to maintaining a sound internal control environment.

As of the end of the period covered by this report, our senior management performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that these disclosure procedures and controls are effective.

In February 2005, we upgraded software for our purchase order, accounts payable and general ledger systems. Based upon a review of the subsequent performance of these systems and the related internal controls by our management, we concluded that these systems and controls were operating properly for a period of time prior to March 31, 2005 such as to allow management to conclude that the procedures and controls are effective.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 7, “Legal Proceedings,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, the Company made no sales of unregistered securities which were not previously reported on Form 8-K.

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

CLEAN HARBORS, INC.
Registrant

By:	/s/ ALAN S. MCKIM
Alan S. McKim President and Chief Executive Officer

Date: May 10, 2005

By:	/s/ CARL D. PASCHETAG, JR.
Carl d. Paschetag, Jr. Treasurer and Chief Financial Officer

Date: May 10, 2005