Form 10-Q
period 2005-06-30
CLEAN HARBORS INC
filed 2005-08-09
CIK 822818

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended
June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,398,693
(Class)	(Outstanding at August 1, 2005)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

(in thousands)

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$50,248	$31,081
Marketable securities	—	16,800
Accounts receivable, net of allowance for doubtful accounts of $2,657 and $3,723, respectively	122,460	120,886
Unbilled accounts receivable	6,894	5,377
Deferred costs	3,953	4,923
Prepaid expenses	10,473	13,407
Supplies inventories	11,143	10,318
Deferred tax asset	184	188
Income tax receivable	1,444	—
Properties held for sale	8,633	8,849
Total current assets	215,432	211,829
Property, plant, and equipment:
Land	13,959	13,992
Landfill assets	11,620	7,435
Buildings and improvements	92,255	90,045
Vehicles	14,673	12,879
Equipment	196,759	191,348
Furniture and fixtures	2,281	2,283
Construction in progress	9,709	13,635
	341,256	331,617
Less—accumulated depreciation and amortization	162,312	151,091
	178,944	180,526
Other assets:
Deferred financing costs	8,298	8,950
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated depreciation of $25,332 and $22,557, respectively	78,086	80,463
Deferred tax asset	480	488
Other	3,498	3,414
	109,394	112,347
Total assets	$503,770	$504,702

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

(dollars in thousands)

	June 30, 2005	December 31, 2004
Current liabilities:
Uncashed checks	$4,609	$6,542
Current portion of capital lease obligations	1,625	1,522
Accounts payable	66,794	70,363
Accrued disposal costs	2,841	3,032
Deferred revenue	17,697	22,060
Other accrued expenses	42,272	41,054
Current portion of closure, post-closure and remedial liabilities	13,886	14,258
Income taxes payable	736	2,302
Total current liabilities	150,460	161,133
Other liabilities:
Closure and post-closure liabilities, less current portion of $2,776 and $2,930, respectively	23,888	22,721
Remedial liabilities, less current portion of $11,110 and $11,328, respectively	137,616	144,289
Long-term obligations	148,204	148,122
Capital lease obligations, less current portion	3,585	3,485
Other long-term liabilities	13,057	13,298
Accrued pension cost	598	616
Total other liabilities	326,948	332,531

Commitments and contingent liabilities

Redeemable Series C redeemable preferred stock and dividends and accretion on preferred stock, $.01 par value: authorized 0 and 25,000 shares, respectively; issued and outstanding – none	—	—

Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock; Authorized 0 and 894,585 shares, respectively; issued and outstanding—none	—	—
Series B convertible preferred stock; Authorized 156,416 shares; issued and outstanding 70,000 shares (liquidation preference of $3.5 million)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 and 20,000,000 shares, respectively; issued and outstanding 15,364,211 and 14,327,224 shares, respectively	154	143
Additional paid-in capital	66,008	62,165
Accumulated other comprehensive income	7,925	8,667
Accumulated deficit	(47,726)	(59,938)
Total stockholders’ equity	26,362	11,038
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$503,770	$504,702

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$173,910	$161,631	$338,876	$304,388

Cost of revenues (exclusive of items shown separately below)	124,434	115,842	244,981	223,302

Selling, general and administrative expenses	25,308	27,550	49,669	50,998

Accretion of environmental liabilities	2,616	2,619	5,250	5,207

Depreciation and amortization	7,145	6,256	14,354	11,661

Income from operations	14,407	9,364	24,622	13,220

Other income (expense), net	(109)	(6,635)	510	(1,104)

Loss on refinancing	—	(7,099)	—	(7,099)

Interest (expense), net of interest income of $258 and $480 for the quarter and year-to-date ending 2005 and $227 and $498 for the quarter and year-to- date ending 2004, respectively	(5,946)	(5,443)	(11,907)	(10,801)

Income (loss) before provision for income taxes	8,352	(9,813)	13,225	(5,784)

Provision for income taxes	981	2,314	1,013	3,526

Net income (loss)	7,371	(12,127)	12,212	(9,310)

Redemption of Series C Preferred Stock and dividends and accretion on preferred stocks	70	10,761	140	11,616

Net income (loss) attributable to common shareholders	$7,301	$(22,888)	$12,072	$(20,926)

Earnings (loss) per share:

Basic earnings (loss) attributable to common shareholders	$.48	$(1.63)	$.81	$(1.49)
Diluted earnings (loss) attributable to common shareholders	$.43	$(1.63)	$.71	$(1.49)

Weighted average common shares outstanding	15,213	14,044	14,913	14,002

Weighted average common shares outstanding plus potentially dilutive common shares	17,253	14,044	17,142	14,002

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$12,212	$(9,310)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,354	11,661
Allowance for doubtful accounts	(372)	479
Amortization of deferred financing costs	739	1,558
Accretion of environmental liabilities	5,250	5,207
Amortization of debt discount	83	—
Loss (gain) on sale of fixed assets	54	(486)
Stock options expensed	47	—
Loss on refinancing	—	7,099
Loss on embedded derivative	—	1,590
Foreign currency gain on intercompany transactions	(404)	(600)
Changes in assets and liabilities:
Accounts receivable	(1,465)	259
Unbilled accounts receivable	(1,567)	1,159
Deferred costs	952	(54)
Prepaid expenses	2,928	(1,477)
Supplies inventories	(837)	(776)
Other assets	(122)	(1,170)
Accounts payable	(5,399)	(945)
Closure, post-closure and remedial liabilities	(11,311)	(5,715)
Deferred revenue	(4,273)	699
Accrued disposal costs	(164)	464
Other accrued expenses	1,299	2,878
Income taxes payable/receivable, net	(2,970)	2,510
Net cash provided by operating activities	9,034	15,030
Cash flows from investing activities:
Additions to property, plant and equipment	(6,980)	(12,887)
Proceeds from sales of restricted investments	—	89,294
Cost of restricted investments purchased	—	(4,390)
Increase in permits	(892)	—
Sales of marketable securities	16,800	—
Proceeds from sales of fixed assets	375	665
Net cash provided by investing activities	9,303	72,682
Cash flows from financing activities:
Repayments on Senior Loans	—	(107,209)
Issuance of Senior Secured Notes	—	148,045
Repayments of Subordinated Loans	—	(40,000)
Net repayments under revolving credit facility	—	(35,168)
Redemption of Series C Convertible Preferred Stock	—	(25,000)
Change in uncashed checks	(1,887)	(1,104)
Proceeds from exercise of stock options	3,691	155
Deferred financing costs incurred	(86)	(10,164)
Proceeds from employee stock purchase plan	256	247
Dividend payments on preferred stock	(140)	(1,963)
Payments on capital leases	(888)	(730)
Cash paid in lieu of warrants	—	(363)
Debt extinguishment payments	—	(3,420)
Net cash provided by (used in) financing activities	946	(76,674)
Increase in cash and cash equivalents	19,283	11,038
Effect of exchange rate change on cash	(116)	20
Cash and cash equivalents, beginning of period	31,081	6,331
Cash and cash equivalents, end of period	$50,248	$17,389
Supplemental information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$—	$224
New capital lease obligations	$1,107	$1,469

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(in thousands)

	Series B Preferred Stock		Common Stock				Accumulated Other	Retained Earnings/	Total
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity
Balance at December 31, 2004	70	$1	14,327	$143	$62,165	—	$8,667	$(59,938)	$11,038
Net income	—	—	—	—	—	$12,212	—	12,212	12,212
Foreign currency translation	—	—	—	—	—	(742)	(742)	—	(742)
Comprehensive loss	—	—	—	—	—	$11,470	—	—	—
Series B preferred stock dividends	—	—	—	—	(140)		—	—	(140)
Exercise of warrants	—	—	420	4	(4)		—	—	—
Stock option expense	—	—	—	—	47		—	—	47
Exercise of stock options	—	—	594	5	3,686		—	—	3,691
Employee stock purchase plan	—	—	23	2	254		—	—	256
Balance at June 30, 2005	70	$1	15,364	$154	$66,008		$7,925	$(47,726)	$26,362

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared on a basis consistent with the annual financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Certain reclassifications have been made in the prior period’s Consolidated Financial Statements to conform to the presentation for the period ended June 30, 2005.

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

In accordance with the Acquisition Agreement between the Seller and the Company dated February 22, 2002, as amended through September 6, 2002, the Company purchased the assets of the CSD for $26.6 million in net cash, and incurred direct costs related to the transaction of $9.7 million for a total purchase price of $36.3 million. In addition, the Company assumed with the transaction certain environmental liabilities then valued at $184.5 million.

(3) Significant Accounting Policies

(a) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

The Company provides a wide range of environmental services through two major segments: Technical Services and Site Services. Technical Services involve (i) services for collection, transportation and logistics management, (ii) services for the categorizing, packaging and removal of laboratory chemicals (Cleanpack®), and (iii) services related to the treatment and disposal of hazardous wastes. Site Services involve a wide range of services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. Revenues for all services with the exception of services for the treatment and disposal of hazardous waste are recorded as services are rendered. Revenues for disposing of hazardous waste are recognized upon completion of wastewater treatment, landfill or incineration of the waste at a Company-owned site or when the waste is shipped to a third party for processing and disposal. Revenues from waste that is not yet completely processed and the related costs are deferred until services are completed. Revenue is recognized on contracts with retainage when services have been rendered and collectability  is reasonably assured.

(b) Operating Leases

The Company leases rolling stock, equipment, real estate and office equipment under operating leases. Certain real estate leases contain rent holidays and rent escalation clauses. Most of our real estate lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

(c) Closure and Post-Closure Liabilities

As further described in Note 4, “Significant Accounting Policies,” under item (m) “Closure and Post Closure Liabilities,” in the Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 29, 2005, effective January 1, 2003, the Company adopted Statement of Accounting Standards “SFAS” No. 143, “Accounting for Asset Retirement Obligations.” The following disclosure enhances the previously made disclosures.

Inflation Rate and Credit-Adjusted Risk-Free Interest Rate

The Company uses an inflation rate published by the US Department of Labor Bureau of Labor Statistics that excludes the more volatile items of food and energy.

For the asset retirement obligations incurred in 2005 and 2004, the Company estimated its credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of its $150 million Senior Secured Notes by the difference between the yield of a US treasury note of the same duration as the Senior Secured Notes and the yield on the 30 year U.S. Treasury Bond.

Financial Assurance

Prior to the adoption of SFAS No. 143, the Company accrued the cost of financial assurance relating to both landfill and non-landfill closure and to both landfill and non-landfill post-closure care, if required, under SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 143, financial assurance is no longer included as a component of closure or post-closure costs. SFAS No. 143 requires the cost of financial assurance to be expensed as incurred, and SFAS No. 143 requires the cost of financial assurance to be considered in the determination of the credit-adjusted risk-free interest rate.

Non-Landfill Closure and Post-Closure

Non-landfill closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance-based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years. The requirement to incur non-landfill closure and post-closure costs arise with the commencement of facility operations. Previous to the implementation of SFAS No. 143, the Company expensed non-landfill closure and post-costs when the decision was made to close a facility.

The Company records its non-landfill closure and post-closure liability by (i) estimating the current cost of closing a non-landfill facility and the post closure care of that facility, if required, based upon the closure plan that the Company is required to follow under its operating permit, or in the event the facility operates with a permit that does not contain a closure plan, based upon closure commitments made by the Company, (ii) using probability scenarios as to when in the future operations may cease, (iii) inflating the current cost of closing the non-landfill facility on a probability weighted basis using the inflation rate to the time of closing under each probability scenario, and (iv) discounting the future value of each closing scenario back to the present using the credit-adjusted risk-free interest rate.

(d) Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. SFAS No. 123, “Accounting for Stock-Based Compensation” defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s net income (loss) attributable to common shareholders and earnings (loss) per common share for the three- and six- month periods ended June 30, 2005 and 2004, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) attributable to common shareholders	$7,301	$(22,888)	$12,072	$(20,926)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	361	496	842	1,008

Pro forma net income (loss) attributable to common shareholders	$6,940	$(23,384)	$11,230	$(21,934)

Earnings (loss) per share:

Basic as reported	$0.48	$(1.63)	$0.81	$(1.49)

Basic pro forma	$0.46	$(1.67)	$0.75	$(1.57)

Diluted as reported	$0.43	$(1.63)	$0.71	$(1.49)

Diluted pro forma	$0.41	$(1.67)	$0.66	$(1.57)

(e) New Accounting Pronouncements

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

(4) Marketable Securities

As of December 31, 2004, the Company held $16.8 million in marketable securities. During the six-month period ended June 30, 2005, the Company liquidated these securities realizing no gain or loss.

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

During the three-month period ended June 30, 2005 and the three-month period ended June 30, 2004, no properties were sold.

During the six-month period ended June 30, 2005, the Company sold one of the properties for $0.3 million, net of selling costs.  The sale resulted in a $5 thousand gain.  For the six-month period ended June 30, 2004, the Company sold one of the properties for $0.6 million, net of selling costs.  The sale resulted in a $0.2 million gain that is included in other income (expense).

(6) Financing Arrangements

The following table is a summary of the Company’s financing arrangements:

	June 30, 2005	December 31, 2004
	(in thousands)
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (6.00% and 4.25%, respectively, at June 30, 2005) or the Eurodollar rate (3.34% at June 30, 2005), depending on the currency of the underlying loan, plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United Sates except for accounts receivable	150,000	150,000
	150,000	150,000
Less unamortized issue discount	1,796	1,878
Less obligations classified as current	—	—

Long-term obligations	$148,204	$148,122

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

The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“ADJUSTED EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company.

Excess Cash Flow for the twelve months ended June 30, 2005 was $29.5 million. The Company will within 120 days following June 30, 2005 offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2005. However, at June 30, 2005, the Company had no outstanding first-lien obligations under its Revolving Facility or Synthetic LC Facility and, during the six-month period ended June 30, 2005, the market price of the Senior Secured Notes was consistently in excess of the 104% of principal amount at which the Company is required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes will accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2005 at which the Company will make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2005, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the “Credit Agreement”) among the Company, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the “LC Facility Lenders”) thereunder, and certain other parties. The Revolving Facility allows the Company to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company’s Canadian subsidiaries of $5.3 million. The Revolving Facility also allows the Company to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At June 30, 2005, the Company had no borrowings and $1.2 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $28.8 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.50 to 1.0 for the four-quarter periods ended June 30, 2005 through March 31, 2006. The maximum leverage ratio is then reduced in approximately equal increments to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its consolidated ADJUSTED EBITDA achieved for the latest four-quarter period. For the four-quarter period ended June 30, 2005, the Leverage Ratio was 1.55 to 1.0, which was within covenant.

The Company is also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.70 to 1.0 for the four-quarter periods ended June 30, 2005 through December 31, 2005.  The minimum interest coverage ratio then decreases in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2007, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company’s consolidated ADJUSTED EBITDA to its consolidated interest expense. For the four-quarter period ended June 30, 2005, the Interest Coverage Ratio was 3.78 to 1.0, which was within covenant.

The Company is also under the Credit Agreement required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period. For the period ended June 30, 2005, the Company’s fixed charge coverage ratio was 2.12 to 1.0, which was within covenant.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse First Boston (the “LC Facility Issuing Bank”) will issue up to $90.0 million of letters of credit at the Company’s request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fails to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its domestic subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. The Company is required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At June 30, 2005, letters of credit outstanding under the Synthetic LC facility were $89.2 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

Earnings before Interest, Taxes, Depreciation, Amortization, Non-Recurring Severance Charges, Other Non-recurring Refinancing-Related Expenses, Change in Value of Embedded Derivative, and Gain (Loss) on Sale of Fixed Assets (“ADJUSTED EBITDA”)

The Company defines ADJUSTED EBITDA (a measure not defined under generally accepted accounting principles) as it is defined under the Loan and Security Agreement dated June 30, 2004. This definition is net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, change in value of embedded derivative, and gain (loss) on sale of fixed assets.

The Company’s management considers ADJUSTED EBITDA to be a measurement of performance, which provides useful information to both management and investors. ADJUSTED EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States. Because ADJUSTED EBITDA is not calculated identically by all companies, our measurements of ADJUSTED EBITDA may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net income to ADJUSTED EBITDA for the six months ended June 30, 2005:

Net income	$12,212
Accretion of environmental liabilities	5,250
Depreciation and amortization	14,354
Interest expense, net	11,907
Provision for income taxes	1,013
Other income	(510)

ADJUSTED EBITDA	$44,226

The following reconciles ADJUSTED EBITDA to cash provided for operations for the six months ended June 30, 2005:

ADJUSTED EBITDA	$44,226
Interest expense	(11,907)
Provision for income taxes	(1,013)
Allowance for doubtful accounts	(372)
Amortization of deferred financing costs	739
Amortization of debt discount	83
Other income	510
Foreign currency (gain) on intercompany transactions	(404)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,465)
Unbilled accounts receivable	(1,567)
Deferred costs	952
Prepaid expenses	2,928
Accounts payable	(5,399)
Closure, post-closure and remedial liabilities	(11,311)
Deferred revenue	(4,273)
Other accrued expenses	1,299
Income taxes payable	(2,970)
Other, net	(1,022)

Net cash provided by operating activities	$9,034

7) Legal Proceedings

General Environmental Matters

The Company’s waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At June 30, 2005, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and/or from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of June 30, 2005, the Company had reserves of $34.1 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings, which were then pending. The Company also estimates that it is “reasonably possible” as that term is defined in SFAS No.5 (more than remote but less than likely), that the amount of such total liabilities could be up to $3.0 million greater than such $ 34.1 million.  Because all of the Company’s reasonably possible additional losses relating to legal liabilities relate to remedial liabilities, the reasonably possible additional losses for legal liabilities are reflected in the tables of reasonably possible additional losses in Note 9, “Remedial

Liabilities.” The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to the Company.

The first reason for the Company becoming subject to certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the “CSD Canadian Subsidiaries”) formerly owned by the Sellers (which subsidiaries were not part of the Sellers’ bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the Canadian Subsidiaries were then involved. The second reason is that, on the Closing Date for the CSD assets, there were ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below), which directly involved certain of the CSD assets of which the Company became the owner and operator. While the Company did not agree to be responsible for damages or other liabilities of the Sellers relating to such proceedings, these proceedings might nevertheless affect the future operation of those CSD assets. The third reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that the Company would indemnify the Sellers against certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers’ share of certain cleanup costs payable to governmental entities under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) or analogous state Superfund laws. As described below, the Company and the Sellers are not in complete agreement at this time as to the scope of the Company’s indemnity obligations under the Sale Order and the Acquisition Agreement with respect to certain Superfund liabilities of the Sellers.

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

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to vigorously review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company now anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At June 30, 2005, the Company had accrued $10.6 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

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

Properties Included in CSD Assets.  The CSD assets acquired by the Company include an active service center located at 2549 North New York Street in Wichita, Kansas (the “Wichita Property”). The Wichita Property is one of several properties located within the boundaries of a 1,400-acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the EPA, and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets acquired by the Company are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property, which the Company anticipates, but cannot guarantee will be available to reimburse certain such cleanup costs.

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

Marine Shale Processors.  Beginning in the mid-1980s and continuing until July 1996, Marine Shale Processors, Inc., located in

Amelia, Louisiana (“Marine Shale”), operated a kiln, which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this off-site location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the Recycling Park, Inc. site.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At June 30, 2005, the Company had accrued $13.4 million of reserves relating to potential cleanup costs for the Marine Shale facility and the Recycling Park, Inc. site.

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

Third Party Superfund Sites.  Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that the Company would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following two paragraphs. Of the six remaining Listed Third Party Sites, the Company on behalf of the Sellers is contesting with the governmental entities and PRP groups involved liability at two sites, has settled the Sellers’ liability at one site, confirmed that the Sellers were ultimately not named as PRPs at one site, and plans to fund participation by the Sellers as settling PRPs at three sites. With respect to the 35 Listed Third Party Sites, the Company had reserves of $17.9 million at June 30, 2005.

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

In November 2003, certain of those PRPs made a demand directly on the Company for the Sellers’ share of the cleanup costs incurred by the PRPs with respect to the Helen Kramer Landfill Site. However, at a hearing in the Bankruptcy Court on January 6, 2004 on a motion by those PRPs seeking an order that the Company was liable to such PRPs under the terms of the Sale Order, the Bankruptcy Court declined to hear the motion on the ground that those PRPs (which are not governmental entities) have no right to seek direct payment from the Company for any portion of the cleanup costs which they have incurred in connection with that site. The

Company’s legal position is that when the Sellers’ plan of reorganization became effective in December 2003, the Sellers likely were discharged from their obligations to those PRPs for that site.  The Sellers have never made an indemnity request upon the Company for any obligations relating to that site. The PRPs have indicated their intention to pursue additional recourse against the Company, but the Company filed in February 2005 a complaint with the Bankruptcy Court seeking sanctions against the PRPs for contempt of the injunction in the Sale Order against those PRPs’ efforts to proceed directly against the Company, and that matter is still pending. On April 20, 2005, the Company’s general counsel advised the Company that its exposure to liability for the Sellers’ obligations with respect to the Helen Kramer Landfill Site are no longer “probable,” and the Company therefore reversed a $1.9 million reserve which the Company had established with respect to those potential liabilities in connection with the Company’s acquisition of the CSD assets. The reversal of the $1.9 million reserve was recorded to selling, general and administrative expenses.

By letters to the Company dated September 22 and 28, 2004, and January 22 and 28, 2005, the Sellers identified, in addition to the 35 Listed Third Party Sites, four additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such four additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any), which the Sellers may incur in connection with such four additional sites. The Company intends to assist the Sellers in providing information now in the Company’s possession with respect to such four additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those four additional sites, the Company may have some liability independently of the Sellers’ involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those four additional sites that are both probable and estimable at this time, and the Company has therefore not established any reserves for any potential liabilities of the Sellers in connection therewith. It is expressly the Company’s legal position that it is not liable at any of the four sites for any and/or all of the Sellers’ liabilities. In any event, at one site the potential liability of the Seller(s) is de minimis and a settlement has already been offered to the Seller(s) to that effect, and at one site it is believed that the Seller(s) shipped no wastes or substances into the site and therefore the Seller(s) have no liability. For the other two sites, the Company cannot estimate the amount of the Sellers’ liabilities, if any, at this time, and that irrespective of whatever liability the seller’s may or may not have, the Company reaffirms its position that it does not have any liability for any of the four sites including these two particular sites.

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

Other Legal Proceedings Related to CSD Assets

In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs which are represented by the same law firm have filed three lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC (“CH Plaquemine”), one of the Company’s subsidiaries, acquired as part of the CSD assets. The first such lawsuit was filed in December 2003 in the 18th Judicial District Court in Iberville Parish, Louisiana, against CH Plaquemine under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” at the facility, which the plaintiffs allege is a source of contamination, which will require environmental remediation and/or restoration. The lawsuit also alleges that CH Plaquemine’s former facility manager made false representations and failed to disclose material information to the regulators about the facility after CH Plaquemine acquired it in September 2002. The plaintiffs seek an order declaring the facility to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties of $27,500 per violation per day from and after November 17, 2003, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees. On January 14, 2005, the state district court judge granted the plaintiffs’ petition for a preliminary (or temporary) injunction restraining the subsidiary from disposing of hazardous waste in the injection well. On January 18, 2005 (the next day the court was again open for business) CH Plaquemine filed a motion seeking to stay the preliminary injunction, which the same judge granted. The legal effect of the stay order was to allow the facility to continue normal business operations and to continue injecting hazardous waste, pending an appeal. In accordance with the stay order that was granted in favor of the subsidiary, CH Plaquemine has appealed the court’s initial ruling granting the preliminary (or temporary) injunction to the Louisiana First Circuit Court of Appeal in Baton Rouge, and that appeal is presently pending.

In February 2005 this same group of plaintiffs sent notice to the Louisiana Department of Environmental Quality that they intended to file a second citizen suit. In April 2005, the second citizen suit petition was filed naming Clean Harbors, Inc. (“CHI”), Clean Harbors Environmental Services, Inc. (“CHESI”), and an employee of CHESI as defendants. The second citizen suit alleges that CHI, CHESI and the CHESI employee are liable for conduct based upon claims that are substantially similar in nature to those filed against CH Plaquemine in the original citizen suit and also alleges that CHI and CHESI are liable for certain aspects of the operations of CH Plaquemine under the lawsuit’s so-called “Single Business Entity Doctrine.” This second lawsuit seeks civil penalties of $10,000 per day per violation from an unspecified date. Both CHI and CHESI have filed motions to dismiss the suit against them.

In June 2005, the same plaintiff’s lawyers who filed the two lawsuits described immediately above filed a petition to add CHI, CHESI, CH Plaquemine and the two (one former, one current) employee defendants, to a lawsuit commenced in 1996 against the former owner of the site.  While the allegations of that suit are slightly different from the two lawsuits described above, CHI and CHESI are again named in the petition as defendants based largely on the so-called “Single Business Entity Doctrine.”  This third lawsuit also names as defendants certain former owners and operators of the facility and the insurance company that currently provides environmental impairment liability insurance coverage for the facility, and seeks unspecified damages and attorney’s fees.

The Company believes that all three of these lawsuits are without merit, and is vigorously defending against the claims made. The Company further believes that, since its acquisition by CH Plaquemine, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the “new area of concern” complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs’ claims relate to actions or omissions allegedly taken or caused prior to September 2002 by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. Prior to June 30, 2005, the Company had incurred legal expenses in connection with defending against these three lawsuits that satisfied the $1.0 million deductible on the Company’s environmental impairment liability insurance applicable to the Plaquemine facility. Because the Company believes the claims against CH Plaquemine, CHI and CHESI in the three lawsuits are without merit and that the Company has adequate insurance to cover any future liabilities associated with such lawsuits, the Company does not now maintain any reserves associated with the three Plaquemine lawsuits.

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings in which the Company became involved as a result of its acquisition of the CSD assets, the Company is also involved in certain legal proceedings, which have arisen for other reasons. The principal such legal proceedings include certain Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, certain regulatory proceedings, and litigation involving the former holders of the Company’s subordinated notes.

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

Eleven of the 28 Superfund sites involve subsidiaries acquired by the Company, which had been designated as PRPs with respect to such sites prior to acquisition of such subsidiaries by the Company. Some of these sites have been settled, and the Company believes its ultimate liability with respect to the remaining such sites will not be material to the Company’s result of operations, cash flow from operations or financial position.

As of June 30, 2005, the Company had reserves of $0.2 million for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

EPA Enforcement Actions

Kimball Facility.  On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Company’s subsidiary, which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project (“SEP”). The Company will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company’s own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company’s subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At June 30, 2005, the Company had accrued $132 thousand for its SEP liability.

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

Aragonite, Utah Facility.  In February 2005, the Utah Department of Environmental Quality (“DEQ”) issued a Notice of Violation and Compliance Order (“NOVCO”) No. 0405013 against the Clean Harbors Aragonite, LLC incinerator, transfer station and storage facility located near Aragonite, Utah (“CH Aragonite”). The NOVCO pertains to hazardous waste compliance inspections conducted from October 2003 through September 2004 at CH Aragonite. CH Aragonite filed a detailed and comprehensive response to the NOVCO in April 2005. The DEQ assessed a proposed penalty of $129,860 and the Company is continuing to negotiate for a reduction in the fine.

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

Summons To Respond to Environment Canada.   On July 15, 2005 a Summons was received by the Company’s Lambton Facility in Sarnia, Ontario, Canada requiring the Company to appear in an Ontario Court on September 19, 2005 to answer charges alleging that at various times between January, 2003 and June 2004, the Company failed to provide manifest copies to Environment Canada within three days after the manifest is provided to the first authorized carrier and failure to provide an inspector with outstanding manifests; importation of environmentally hazardous waste without an authorized carrier; and failure to submit notice information to the Minister.  Such alleged failures if true, would be contrary to: section 7(o) of the Export and Import of Hazardous Waste Regulations; section 272 (1)(a) of the Canadian Environmental Protection Act, 1999, c-33; paragraph 3(1) of the Environmental Emergency Regulations; section 32 (a) of the Export and Import of Hazardous Waste Regulations; section 30(a) of the Export and Import of Hazardous Wastes Regulations and section 13(1)(a) of the Transportation of Dangerous Goods Act, 1992.

At this time the information concerning this proceeding is in its preliminary stages and the Company expects to learn additional details concerning the alleged charges when counsel for the Company appear at the court proceeding on September 19, 2005.

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

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Superior Court in Norfolk County, Dedham, Massachusetts asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Superior Court in Suffolk County, Boston, Massachusetts seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also seeks a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitutes a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Superior Court in Suffolk County, Massachusetts, which motion was granted. Discovery in the proceedings was completed and all parties served and filed motions for summary judgment. On March 15, 2004, the Court granted summary judgment for the Lenders ruling that the “Make Whole Amount” was enforceable, and on May 15, 2004 the court ordered the Company pay $323 thousand to the Lenders for legal and expert cost reimbursement. The Company has appealed the Court’s rulings, and the Lenders have cross-appealed as to the amount of legal and expert cost reimbursement. The Appeals Court heard the appeals on March 5, 2005, but a decision by the Court is not expected for several months. The Company has not accrued the Lenders’ legal and expert costs because the Company now believes that such payment is not probable.

(8) Closure and Post-closure Liabilities

Reserves for closure and post-closure obligations are as follows (in thousands):

	June 30, 2005	December 31, 2004
Landfill facilities:
Cell closure	$16,180	$14,959
Facility closure	1,877	1,726
Post-closure	2,407	2,203
	20,464	18,888
Non-landfill retirement liability:
Facility closure	6,200	6,763
	26,664	25,651
Less obligation classified as current	2,776	2,930
Long-term closure and post-closure liability	$23,888	$22,721

All of the landfill facilities included in the table above are active as of June 30, 2005.

Anticipated payments at June 30, 2005 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months 2005	$1,122
2006	3,734
2007	5,295
2008	7,036
2009	2,922
Thereafter	206,345
Undiscounted closure and post-closure liabilities	226,454
Less: Reserves to be provided (including discount of $119.3 million) over remaining site lives	(199,790)
Present value of closure and post-closure liabilities	$26,664

The changes to closure and post-closure liabilities for the six months ended June 30, 2005 are as follows (in thousands):

	December 31, 2004	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Statement of Operations	Other Changes in Estimates	Currency Translation, Reclassifications and Other	Payments	June 30, 2005
Landfill retirement liability	$18,888	$476	$1,372	$(153)	$—	$(10)	$(109)	$20,464
Non-landfill retirement liability	6,763	—	403	43	—	(2)	(1,007)	6,200
Total	$25,651	$476	$1,775	$(110)	$—	$(12)	$(1,116)	$26,664

The following table presents the change in remaining highly probable airspace from December 31, 2004 through June 30, 2005 (in thousands):

Highly Probable Airspace (Cubic Yards)

Remaining capacity at December 31, 2004	28,454
Consumed during six months ended June 30, 2005	(319)
Remaining capacity at June 30, 2005	28,135

Asset retirement obligations incurred in 2005 are being discounted at the credit-adjusted risk-free rate of 10.25% and inflated at a rate of 2.16%.

As of December 31, 2004, there were three unpermitted expansions included in the Company’s landfill accounting model, which represents 32.4% of the Company’s remaining airspace at that date. Of these expansions, two do not represent exceptions to the Company’s established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application will not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. Had the Company not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the three and six months ended June 30, 2005 would have been higher by $136 thousand and $271 thousand, respectively.

(9) Remedial Liabilities

Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. The Company’s operating subsidiaries’ remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from Company activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that the Company is a potentially responsible party and/or is potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 7, “Legal Proceedings,” Superfund liabilities also include certain Superfund liabilities to governmental entities for which the Company is potentially liable to reimburse the Sellers in connection with the Company’s 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

SFAS No. 143 applies to asset retirement obligations that arise from ordinary business operations. The Company became subject to almost all of its remedial liabilities as part of the acquisition of the CSD assets from Safety-Kleen Corp., and the Company believes that the remedial obligations did not arise from normal operations. Remedial liabilities to which the Company became subject in connection with the acquisition of the CSD assets have been and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%).  Remedial liabilities incurred subsequent to the acquisition and remedial liabilities that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability, which is usually neither increased for inflation nor reduced for discounting.

The Company records environmental-related accruals for remedial obligations at both its landfill and non-landfill operations. See Note 4 in the Annual Report filed on Form 10-K for the year ended December 31, 2004 for further discussion of the Company’s methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	June 30, 2005	December 31, 2004
Remedial liabilities for landfill sites	$4,840	$4,985
Remedial liabilities for discontinued facilities not now used in active conduct of the Company’s business	92,459	95,116
Remedial liabilities (including Superfund) for non-landfill open sites	51,427	55,516
	148,726	155,617
Less obligation classified as current	11,110	11,328
Long-term remedial liability	$137,616	$144,289

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months 2005	$5,719
2006	10,990
2007	10,882
2008	11,745
2009	11,507
Thereafter	140,310
Undiscounted remedial liabilities	191,153
Less: Discount	(42,427)
Present value of remedial liabilities	$148,726

The anticipated payments for Long-term Maintenance range from $4.2 million to $6.3 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $3.7 million to $5.9 million per year with an average expected payment of $5.3 million per year. Legal and Superfund liabilities payments are expected to be between $0.4 million and $2.3 million per year for the next five years. These estimates are managed on a daily basis, reviewed at least quarterly, and adjusted as additional information becomes available.

The changes to remedial liabilities for the six months ended June 30, 2005 are as follows (in thousands):

	December 31, 2004	Accretion	Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	June 30, 2005

Remedial liabilities for landfill sites	$4,985	$107	$(92)	$(36)	$(124)	$4,840
Remedial liabilities for discontinued sites not now used in the active conduct of the Company’s business	95,116	2,168	(3,240)	(30)	(1,555)	92,459
Remedial liabilities (including Superfund) for non-landfill operations	55,516	1,200	(4,144)	(148)	(997)	51,427

Total	$155,617	$3,475	$(7,476)	$(214)	$(2,676)	$148,726

Included in the $7.5 million change in estimate recorded to the statement of operations is the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Note 7, “Legal Proceedings;” a $2.1 million  reduction for financial assurance for remedial liabilities that was driven  by the renegotiation of financial assurance for closure and post-closure care for one of the Company’s facilities and the Company’s improved financial performance; and a net $3.5 million benefit due to (i) the discounting effect of delays in certain remedial projects, (ii) cost reductions negotiated with vendors, and (iii) a pattern of historical spending being less than previously expected and reserved. Of the $7.5 million benefit recorded for the six months ended June 30, 2005, $5.3 million of the benefit was recorded to selling, general and administrative expenses. For the three month period ended June 30, 2005, the $3.4 million benefit was recorded to selling, general and administrative expenses.

Estimation of Certain Preacquisition Contingencies SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price those assumed liabilities which are not both probable and estimable. As described in Note 7, “Legal Proceedings,” under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” as of December 31, 2002 the Company was unable to estimate the amount of potential remedial liabilities in connection with the facility and sites which are the subject of these proceedings, but, as part of the integration plan of the CSD acquisition, the Company committed to obtaining the data required so that the Company could record such potential liabilities as adjustments to the purchase price. Sufficient additional information on these proceedings was obtained prior to the first anniversary to allow the Company to record these potential liabilities as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles in the United States. Accordingly, additional discounted environmental liabilities were recorded as part of the purchase price in the quarter ended September 30, 2003. At June 30, 2005, the Company had recorded reserves of $13.4 million and $10.6 million relating to Marine Shale Processors and the Ville Mercier Legal Proceedings, respectively.

Remedial liabilities, including Superfund liabilities  As described in the tables above under “Reserves for remedial obligations,” the Company had as of June 30, 2005 a total of $148.7 million of estimated liabilities for remediation of environmental contamination, of which $4.8 million related to the Company’s landfills and $143.9 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 56 Superfund sites as of June 30, 2005. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s (or the Sellers’) alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made, based upon management’s judgment and prior experience, for the Company’s best estimate of the liability.

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

In connection with the Company’s acquisition of the CSD assets, the Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisition. Those remedial liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated cleanup activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of June 30, 2005 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential liability is approximately $148.7 million. The Company also estimates that it is “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $22.0 million greater than such $148.7 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company’s business (16 facilities)	$36,293	24.4%	$7,616
Discontinued CSD facilities not now used in active conduct of the Company’s business but acquired because assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (16 facilities)	92,283	62.0	11,191
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (18 sites)	17,929	12.1	1,661
Sites for which the Company had liabilities prior to the acquisition of CSD assets (4 Superfund sites and 7 other sites)	2,221	1.5	1,491
Total	$148,726	100.0%	$21,959

Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$37,824	25.4%	$5,319
Bridgeport, NJ	Closed incinerator	27,537	18.6	3,363
Marine Shale Processors	Potential third party Superfund site	13,413	9.0	1,368
Mercier, Quebec	Open incineration facility and legal proceedings	11,317	7.6	1,149
Roebuck, SC	Closed incinerator	9,523	6.4	834
San Jose, CA	Open treatment, storage, or disposal facility	7,480	5.0	844
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	36,899	24.8	8,598
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the Sellers (or their predecessors) are present (21 sites)	4,733	3.2	484
Total		$148,726	100.0%	$21,959

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

(10) Other Income

For the three months ended June 30, 2005, other expense of $(0.1) million consisted of net losses on the sale of fixed assets.  For the six months ended June 30, 2005 other income of $0.5 consisted primarily of a gain relating to the settlement of an insurance claim.

As described in the Annual Report on Form 10-K for the year ended December 31, 2004, the Company issued $25.0 million of Series C Preferred Stock on September 10, 2002. The Company determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consisted of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The Company recorded in other long-term liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically marked that value to market. As of June 30, 2004, the market value of the Embedded Derivative was determined to be $11.2 million and the Company recorded expense of $6.9 million and $1.6 million for the three-and six-month periods ended June 30, 2004, respectively, to reflect such adjustment.  On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. The settlement of the Embedded Derivative liability will result in no additional other income (expense) being recorded in future periods related to the Embedded Derivative.

(11) Loss on Refinancing

As further discussed in Note 6, the Company previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), Series C Convertible Preferred Stock, $0.01 par value (the “Series C Preferred Stock”) and the related embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, the Company repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. The Company recorded refinancing expenses, net of $7.1 million during the three-month period ended June 30, 2004. Such expenses consisted of a write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million, and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

(12) Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at June 30, 2005 and December 31, 2004, the Company continued to maintain a full valuation allowance against the Company’s net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.  The Company will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

The Company had approximately $45.2 million of net operating loss carryforwards at December 31, 2004. During the three (six) month period ending June 30, 2005, the Company does not expect any significant changes to the year end net operating loss carryforward, primarily due to book income being offset by tax deductions for non qualified stock options and other timing differences.

(13) Earnings (Loss) Per Share

The following is a calculation of basic and diluted income (loss) per share computations (in thousands except for per share amounts) for the three-and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share

Net income	$7,371
Less preferred stock dividends	(70)
Basic earnings attributable to common shareholders	$7,301	15,213	$0.48

Net income	$7,371	2,040
Diluted earnings attributable to common shareholders	$7,371	17,253	$0.43

	Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share

Net loss	$(12,127)
Less redemption of Series C preferred stock and dividends and accretion on preferred stock	10,761
Basic and diluted loss attributable to common shareholders	$(22,888)	14,044	$(1.63)

	Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share

Net income	$12,212
Less preferred stock dividends	(140)
Basic earnings attributable to common shareholders	$12,072	14,913	$0.81

Net income	$12,212	2,229
Diluted earnings attributable to common shareholders	$12,212	17,142	$0.71

	Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share

Net loss	$(9,310)
Less redemption of Series C preferred stock and dividends and accretion on preferred stock	11,616
Basic and diluted loss attributable to common shareholders	$(20,926)	14,002	$(1.49)

For the three-month period ended June 30, 2005, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculation.  Because the effects would be anti-dilutive for the period presented, the above computation of diluted earnings attributable to common shareholders exclude the effect of the assumed conversion of 21 thousand stock options for the six-month period ended June 30, 2005.

Because the effects would be anti-dilutive for the periods presented, the above computations of diluted loss per share exclude the assumed exercise of warrants issued in connection with the redemption of the Series C Convertible Preferred Stock into 2.8 million shares of common stock for the three- and six-month periods ended June 30, 2004, the assumed exercise of 1.7 and 1.9 million stock options for the three- and six-month periods ended June 30, 2004, respectively, and the assumed conversion of the Series B Preferred Stock into 0.3 million shares of common stock.

(14) Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

As more fully described in Note 18 of the Form 10-K/A for the year ended December 31, 2004, the Company redeemed 25,000 shares of Series C Preferred Stock on June 30, 2004.  For the three and six month periods ended June 30, 2005, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of dividends on the Company’s Series B Convertible Preferred Stock of $70 thousand and $140 thousand, respectively.

For the three month period ended June 30, 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, dividends on preferred stocks of $0.5 million, and amortization of preferred stock discount and issuance costs of $0.4 million. For the six month period ended June 30, 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, dividends on preferred stocks of $1.0 million, and amortization of preferred stock discount and issuance costs of $0.7 million.

(15) Stockholders’ Equity

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

On May 18, 2005, the Company filed a Restated Articles of Organization with the Massachusetts Secretary of State.  As a result, the authorized shares of common stock increased from 20,000,000 to 40,000,000, the authorized shares of Series A Convertible Preferred Stock decreased from 894,585 to zero and the authorized shares of Series C Convertible Preferred Stock decreased from 25,000 to zero.  The Company’s current authorized number of shares is 40,000,000 for common stock and 1,080,415 for preferred stock (of which 156,416 have been designated as Series B Convertible Preferred Stock).

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15 and April 15, 2005 were paid in cash. However, because of loan covenant restrictions then in place, the Company issued 12,531 and 15,255 shares of its common stock, respectively, in payment of the January 15 and April 15, 2004 dividend requirements.

(16) Segment Reporting

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, non-recurring severance charges, (gain) loss on disposal of assets held for sale, and other (income) expense (“ADJUSTED EBITDA Contribution”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

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

The operations not managed through the Company's two operating segments are presented herein as “Corporate Items”.  Corporate item revenues consist of two different operations where the revenues are insignificant and represents approximately one-tenth of one percent of the Company's total revenue.  Corporate item cost of revenue represents certain central services that are not allocated to the segments for internal reporting purposes.  Corporate item selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company's two segments.

The following tables reconcile revenues from direct revenue to third party revenue for the three and six month periods ended June 30, 2005 and 2004. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the management of operations.

	For the Three Months Ended June 30, 2005
	Technical Services	Site Services	Corporate Items	Totals
Direct revenue	$124,588	$48,853	$469	$173,910
Intersegment expenses	82,881	14,947	354	98,182
Gross revenues	207,469	63,800	823	272,092
Intersegment revenues	(89,230)	(8,531)	(421)	(98,182)
Third party revenues	$118,239	$55,269	$402	$173,910

	For the Three Months Ended June 30, 2004
	Technical Services	Site Services	Corporate Items	Totals
Direct revenue	$122,701	$38,748	$182	$161,631
Intersegment expenses	87,738	15,389	213	103,340
Gross revenues	210,439	54,137	395	264,971
Intersegment revenues	(95,719)	(7,348)	(273)	(103,340)
Third party revenues	$114,720	$46,789	$122	$161,631

	For the Six Months Ended June 30, 2005
	Technical Services	Site Services	Corporate Items	Totals
Direct revenue	$238,341	$100,272	$263	$338,876
Intersegment expenses	161,090	30,126	565	191,781
Gross revenues	399,431	130,398	828	530,657
Intersegment revenues	(174,624)	(16,807)	(350)	(191,781)
Third party revenues	$224,807	$113,591	$478	$338,876

	For the Six Months Ended June 30, 2004
	Technical Services	Site Services	Corporate Items	Totals
Direct revenue	$229,221	$74,284	$883	$304,388
Intersegment expenses	166,388	28,701	712	195,801
Gross revenues	395,609	102,985	1,595	500,189
Intersegment revenues	(179,931)	(14,483)	(1,387)	(195,801)
Third party revenues	$215,678	$88,502	$208	$304,388

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:

Technical Services	$118,239	$114,720	$224,807	$215,678

Site Services	55,269	46,789	113,591	88,502

Corporate Items	402	122	478	208

Total	173,910	161,631	338,876	304,388

Cost of Revenues:

Technical Services	78,255	74,075	154,086	146,399

Site Services	43,581	37,402	88,804	72,164

Corporate Items	2,598	4,365	2,091	4,739

Total	124,434	115,842	244,981	223,302

Selling, General & Administrative Expenses:

Technical Services	12,580	11,708	24,654	23,045

Site Services	5,322	4,422	10,744	8,604

Corporate Items	7,406	10,294	14,271	18,207

Total	25,308	26,424	49,669	49,856

ADJUSTED EBITDA:

Technical Services	27,404	28,937	46,067	46,234

Site Services	6,366	4,965	14,043	7,734

Corporate Items	(9,602)	(14,537)	(15,884)	(22,738)

Total	24,168	19,365	44,226	31,230

Reconciliation to Consolidated Statement of Operations:

Accretion of environmental liabilities	2,616	2,619	5,250	5,207

Depreciation and amortization	7,145	6,256	14,354	11,661

Non-recurring severance	—	—	—	16

Other non-recurring refinancing-related expenses	—	1,126	—	1,126

Income from operations	14,407	9,364	24,622	13,220

Gain (loss) on sale of fixed assets	(85)	242	(54)	486

Change in value of embedded derivative	—	(6,877)	—	(1,590)

Other income (expense)	(24)	—	564	—

Loss on refinancing	—	(7,099)	—	(7,099)

Interest (expense), net	(5,946)	(5,443)	(11,907)	(10,801)

Income (loss) before provision for income taxes	$8,352	$(9,813)	$13,225	$(5,784)

The following table presents the total assets by reported segment (in thousands):

	June 30, 2005	December 31, 2004
Site Services	$23,053	$19,452
Technical Services	271,884	277,678
Corporate Items	208,833	207,572
Total	$503,770	$504,702

The following table presents the total assets by geographical area (in thousands):

	June 30, 2005	December 31, 2004
United States	$420,897	$412,301
Canada	82,873	92,401
Total	$503,770	$504,702

(17) Guarantor and Non-Guarantor Subsidiaries

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

Following is the condensed consolidating balance sheet at June 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Assets:
Cash and cash equivalents	$10,201	$34,531	$5,516	$—	$50,248
Accounts receivable, net	21	102,001	20,438	—	122,460
Unbilled accounts receivable	—	4,721	2,173	—	6,894
Intercompany receivables	8,936	—	2,801	(11,737)	—
Deferred costs	—	3,204	749	—	3,953
Prepaid expenses	2,128	7,888	457	—	10,473
Supplies inventories	—	10,556	587	—	11,143
Income tax receivable	—	—	1,444	—	1,444
Properties held for sale	—	8,420	213	—	8,633
Property, plant and equipment, net	—	155,877	23,067	—	178,944
Deferred financing costs	8,286	—	12	—	8,298
Goodwill, net	—	19,032	—	—	19,032
Permits and other intangibles, net	—	54,150	23,936	—	78,086
Investments in subsidiaries	156,792	41,119	91,654	(289,565)	—
Deferred tax asset	—	—	664	—	664
Intercompany note receivable	—	97,911	3,701	(101,612)	—
Other assets	—	1,427	2,071	—	3,498

Total assets	$186,364	$540,837	$179,483	$(402,914)	$503,770

Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$2,814	$1,795	$—	$4,609
Accounts payable	—	55,417	11,377	—	66,794
Accrued disposal costs	—	1,565	1,276	—	2,841
Deferred revenue	—	13,931	3,766	—	17,697
Other accrued expenses	7,932	31,075	3,265	—	42,272
Income taxes payable	165	369	202	—	736
Intercompany payables	—	11,737	—	(11,737)	—
Closure, post-closure and remedial liabilities	—	160,106	15,284	—	175,390
Long-term obligations	148,204	—	—	—	148,204
Capital lease obligations	—	4,456	754	—	5,210
Other long-term liabilities	—	—	13,057	—	13,057
Intercompany note payable	3,701	—	97,911	(101,612)	—
Accrued pension cost	—	—	598	—	598

Total liabilities	160,002	281,470	149,285	(113,349)	477,408

Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	154	—	2,236	(2,236)	154
Additional paid-in capital	66,008	201,248	4,049	(205,297)	66,008
Accumulated other comprehensive income	7,925	13,730	(568)	(13,162)	7,925
Retained earnings (deficit)	(47,726)	44,389	24,481	(68,870)	(47,726)

Total stockholders’ equity	26,362	259,367	30,198	(289,565)	26,362

Total liabilities and stockholders’ equity	$186,364	$540,837	$179,483	$(402,914)	$503,770

Following is the condensed consolidating balance sheet at December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Assets:
Cash and cash equivalents	$76	$20,984	$—	$10,021	$—	$31,081
Marketable securities	10,000	6,800	—	—	—	16,800
Accounts receivable, net	9	100,547	—	20,330	—	120,886
Unbilled accounts receivable	—	2,817	—	2,560	—	5,377
Intercompany receivables	17,139	—	8	6,050	(23,197)	—
Deferred costs	—	3,965	—	958	—	4,923
Prepaid expenses	2,951	9,957	—	499	—	13,407
Supplies inventories	—	9,656	—	662	—	10,318
Properties held for sale	—	8,849	—	—	—	8,849
Property, plant and equipment, net	—	156,905	—	23,621	—	180,526
Deferred financing costs	8,935	—	—	15	—	8,950
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	55,236	—	25,227	—	80,463
Investments in subsidiaries	133,504	44,385	—	91,654	(269,543)	—
Deferred tax asset	—	—	—	676	—	676
Intercompany note receivable	—	99,717	—	3,701	(103,418)	—
Other assets	—	1,560	—	1,854	—	3,414

Total assets	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$4,769	$—	$1,773	$—	$6,542
Accounts payable	—	57,716	—	12,647	—	70,363
Accrued disposal costs	—	1,630	—	1,402	—	3,032
Deferred revenue	—	17,236	—	4,824	—	22,060
Other accrued expenses	8,675	28,890	—	3,489	—	41,054
Income taxes payable	1,078	310	—	914	—	2,302
Intercompany payables	—	23,197	—	—	(23,197)	—
Closure, post-closure and remedial liabilities	—	166,211	—	15,057	—	181,268
Long-term obligations	148,122	—	—	—	—	148,122
Capital lease obligations	—	4,160	—	847	—	5,007
Other long-term liabilities	—	—	—	13,298	—	13,298
Intercompany note payable	3,701	—	—	99,717	(103,418)	—
Accrued pension cost	—	—	—	616	—	616

Total liabilities	161,576	304,119	—	154,584	(126,615)	493,664

Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	143	—	—	2,236	(2,236)	143
Additional paid-in capital	62,165	206,787	—	4,049	(210,836)	62,165
Accumulated other comprehensive income	8,667	14,473	—	(1,632)	(12,841)	8,667
Retained earnings (deficit)	(59,938)	15,031	8	28,591	(43,630)	(59,938)

Total stockholders’ equity	11,038	236,291	8	33,244	(269,543)	11,038

Total liabilities and stockholders’ equity	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

Following is the consolidating statement of operations for the three months ended June 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$144,794	$32,959	$(3,843)	$173,910
Cost of revenues (exclusive of items shown separately below)	—	106,173	22,104	(3,843)	124,434
Selling, general and administrative expenses	47	20,051	5,210	—	25,308
Accretion of environmental liabilities	—	2,421	195	—	2,616
Depreciation and amortization	—	6,131	1,014	—	7,145
Income (loss) from operations	(47)	10,018	4,436	—	14,407
Other income (expense)	(23)	(94)	8	—	(109)
Interest income (expense)	(5,923)	4	(27)	—	(5,946)
Equity in earnings of subsidiaries	13,630	3,861	—	(17,491)	—
Intercompany dividend income (expense)	—	—	2,749	(2,749)	—
Intercompany interest income (expense)	—	2,652	(2,652)	—	—
Income (loss) before provision for income taxes	7,637	16,441	4,514	(20,240)	8,352
Provision for income taxes	266	139	576	—	981
Net income (loss)	$7,371	$16,302	$3,938	$(20,240)	$7,371

Following is the consolidating statement of operations for the three months ended June 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$130,271	$61	$35,911	$(4,612)	$161,631

Cost of revenues (exclusive of items shown separately below)	—	96,347	8	24,049	(4,562)	115,842

Selling, general and administrative expenses	—	22,859	43	4,698	(50)	27,550

Accretion of environmental liabilities	—	2,453	—	166	—	2,619

Depreciation and amortization	—	5,576	—	680	—	6,256

Income from operations	—	3,036	10	6,318	—	9,364

Other income (expense)	(6,877)	242	—	—	—	(6,635)

Equity in earnings of subsidiaries	8,474	—	—	—	(8,474)	—

Loss on refinancing	(7,099)	—	—	—	—	(7,099)

Interest income (expense), net	(6,623)	1,281	—	(101)	—	(5,443)

Income (loss) before provision for income taxes	(12,125)	4,559	10	6,217	(8,474)	(9,813)

Provision for income taxes	2	71	1	2,240	—	2,314

Net income (loss)	$(12,127)	$4,488	$9	$3,977	$(8,474)	$(12,127)

Following is the consolidating statement of operations for the six months ended June 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$283,390	$62,532	$(7,046)	$338,876

Cost of revenues (exclusive of items shown separately below)	—	208,395	43,632	(7,046)	244,981

Selling, general and administrative expenses	47	39,672	9,950	—	49,669

Accretion of environmental liabilities	—	4,861	389	—	5,250

Depreciation and amortization	—	12,040	2,314	—	14,354

Income (loss) from operations	(47)	18,422	6,247	—	24,622

Other income (expense)	565	(63)	8	—	510

Interest (expense), net	(11,794)	(66)	(47)	—	(11,907)

Equity in earnings of subsidiaries	24,038	5,938	—	(29,976)	—

Intercompany dividend income (expense)	—	—	5,538	(5,538)	—

Intercompany interest income (expense)	—	5,342	(5,342)	—	—

Income (loss) before provision for income taxes	12,762	29,573	6,404	(35,514)	13,225

Provision for income taxes	550	215	248	—	1,013

Net income (loss)	$12,212	$29,358	$6,156	$(35,514)	$12,212

Following is the consolidating statement of operations for the six months ended June 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$251,542	$61	$60,221	$(7,436)	$304,388

Cost of revenues (exclusive of items shown separately below)	—	191,441	12	39,235	(7,386)	223,302

Selling, general and administrative expenses	—	41,543	43	9,462	(50)	50,998

Accretion of environmental liabilities	—	4,870	—	337	—	5,207

Depreciation and amortization	—	10,340	—	1,321	—	11,661

Income from operations	—	3,348	6	9,866	—	13,220

Other income (expense)	(1,590)	486	—	—	—	(1,104)

Equity in earnings of subsidiaries	10,906	—	—	—	(10,906)	—

Loss on refinancing	(7,099)	—	—	—	—	(7,099)

Interest income (expense), net	(11,646)	1,024	—	(179)	—	(10,801)

Income (loss) before provision for income taxes	(9,429)	4,858	6	9,687	(10,906)	(5,784)

Provision for (benefit from) income taxes	(119)	147	1	3,497	—	3,526

Net income (loss)	$(9,310)	$4,711	$5	$6,190	$(10,906)	$(9,310)

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$20,442	$17,129	$1,439	$(29,976)	$9,034
Cash flows from investing activities:
Additions to property, plant and equipment	—	(5,921)	(1,059)	—	(6,980)
Increase in permits	—	(892)	—	—	(892)
Sales of marketable securities	10,000	6,800	—	—	16,800
Proceeds from sale of fixed assets	—	367	8	—	375
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—	—
Investment in subsidiaries	(24,038)	(5,938)	—	29,976	—
Net cash (used in) provided by investing activities	(14,038)	4,681	(11,316)	29,976	9,303

Cash flows from financing activities:
Change in uncashed checks	—	(1,955)	68	—	(1,887)
Proceeds from exercise of stock options	3,691	—	—	—	3,691
Dividend payments on preferred stock	(140)	—	—	—	(140)
Deferred financing costs incurred	(86)	—	—	—	(86)
Proceeds from employee stock purchase plan	256	—	—	—	256
Payments of capital leases	—	(786)	(102)	—	(888)
Dividends (paid) received	—	(5,522)	5,522	—	—
Net cash (used in) provided by financing activities	3,721	(8,263)	5,488	—	946

Increase (decrease) in cash and cash equivalents	10,125	13,547	(4,389)	—	19,283
Effect of exchange rate change on cash	—	—	(116)	—	(116)
Cash and cash equivalents, beginning of period	76	20,984	10,021	—	31,081

Cash and cash equivalents, end of period	$10,201	$34,531	$5,516	$—	$50,248

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$(834)	$19,547	$(14)	$7,237	$(10,906)	$15,030

Cash flows from investing activities:

Additions to property, plant and equipment	—	(10,719)	—	(2,168)	—	(12,887)

Proceeds from sale of restricted investments	89,294		—	—	—	89,294

Cost of restricted investments purchased	(4,390)	—	—	—	—	(4,390)

Investment in subsidiaries	(10,906)	—	—	—	10,906	—

Proceeds from sale of fixed assets	—	665	—	—	—	665

Net cash (used in) provided by investing activities	73,998	(10,054)	—	(2,168)	10,906	72,682

Cash flows from financing activities:

Repayments on Senior Loans	(107,209)	—	—	—	—	(107,209)

Repayments of Subordinated Loans	(40,000)	—	—	—	—	(40,000)

Net repayments under revolving credit facility	(33,492)	—	—	(1,676)	—	(35,168)

Change in uncashed checks	—	(1,556)	—	452	—	(1,104)

Deferred financing costs incurred	(10,164)	—	—	—	—	(10,164)

Proceeds from exercise of stock options	155	—	—	—	—	155

Dividend payments on preferred stock	(1,963)	—	—	—	—	(1,963)

Proceeds from employee stock purchase plan	247	—	—	—	—	247

Payments on capital leases	—	(633)		(97)	—	(730)

Issuance of Senior Secured Notes	148,045	—	—	—	—	148,045

Redemption of Series C Convertible Preferred Stock	(25,000)	—	—	—	—	(25,000)

Cash paid in lieu of warrants	(363)	—	—	—	—	(363)

Debt extinguishment payments	(3,420)	—	—	—	—	(3,420)

Net cash used in financing activities	(73,164)	(2,189)	—	(1,321)	—	(76,674)

Increase (decrease) in cash and cash equivalents	—	7,304	(14)	3,748	—	11,038

Effect of exchange rate change on cash	—	—	—	20	—	20

Cash and cash equivalents, beginning of period	—	5,313	14	1,004	—	6,331

Cash and cash equivalents, end of period	$—	$12,617	$—	$4,772	$—	$17,389

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

Environmental Liabilities

Environmental liabilities are composed of closure and post-closure liabilities and remedial liabilities.

Reserves for closure and post-closure obligations are as follows (in thousands):

	June 30, 2005	December 31, 2004
Landfill facilities:
Cell closure	$16,180	$14,959
Facility closure	1,877	1,726
Post-closure	2,407	2,203
	20,464	18,888
Non-landfill retirement liability:
Facility closure	6,200	6,763
	26,664	25,651
Less obligation classified as current	2,776	2,930
Long-term closure and post-closure liability	$23,888	$22,721

All of the landfill facilities included in the table above are active as of June 30, 2005.

Anticipated payments at June 30, 2005 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months 2005	$1,122
2006	3,734
2007	5,295
2008	7,036
2009	2,922
Thereafter	206,345
Undiscounted closure and post-closure liabilities	226,454
Less: Reserves to be provided (including discount of $119.3 million) over remaining site lives	(199,790)
Present value of closure and post-closure liabilities	$26,664

The changes to closure and post-closure liabilities for the six months ended June 30, 2005 are as follows (in thousands):

	December 31, 2004	New Asset Retirement Obligations	Accretion	Changes in Estimate Charged to Statement of Operations	Other Changes in Estimates	Currency Translation, Reclassifications and Other	Payments	June 30, 2005
Landfill retirement liability	$18,888	$476	$1,372	$(153)	$—	$(10)	$(109)	$20,464
Non-landfill retirement liability	6,763	—	403	43	—	(2)	(1,007)	6,200
Total	$25,651	$476	$1,775	$(110)	$—	$(12)	$(1,116)	$26,664

The following table presents the change in remaining highly probable airspace from December 31, 2004 through June 30, 2005 (in thousands):

Highly Probable Airspace (Cubic Yards)

Remaining capacity at December 31, 2004	28,454
Consumed during six months ended June 30, 2005	(319)
Remaining capacity at June 30, 2005	28,135

Asset retirement obligations incurred in 2005 are being discounted at the credit-adjusted risk-free rate of 10.25% and inflated at a rate of 2.16%.

As of December 31, 2004, there were three unpermitted expansions included in the our landfill accounting model, which represents 32.4% of our remaining airspace at that date. Of these expansions, two do not represent exceptions to our established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application will not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. Had we not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the three and six months ended June 30, 2005 would have been higher by $136 thousand and $271 thousand, respectively.

 Remedial Liabilities

Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our operating subsidiaries’ remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we area potentially responsible party and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 7, “Legal Proceedings,” Superfund liabilities also include certain Superfund liabilities to governmental entities for which we are potentially liable to reimburse the Sellers in connection with our 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

SFAS No. 143 applies to asset retirement obligations that arise from ordinary business operations. We became subject to almost all of our remedial liabilities as part of the acquisition of the CSD from Safety-Kleen Corp., and we believe that the remedial obligations did not arise from normal operations. Remedial liabilities to which we became subject in connection with the acquisition of the CSD assets have been and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%).  Remedial liabilities incurred subsequent to the acquisition and remedial liabilities that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability, which is usually neither increased for inflation nor reduced for discounting.

We record environmental-related accruals for remedial obligations at both our landfill and non-landfill operations. See Note 4 in the Annual Report filed on Form 10-K for the year ended December 31, 2004 for further discussion of our methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	June 30, 2005	December 31, 2004
Remedial liabilities for landfill sites	$4,840	$4,985
Remedial liabilities for discontinued facilities not now used in active conduct of our business	92,459	95,116
Remedial liabilities (including Superfund) for non-landfill open sites	51,427	55,516
	148,726	155,617
Less obligation classified as current	11,110	11,328
Long-term remedial liability	$137,616	$144,289

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months 2005	$5,719
2006	10,990
2007	10,882
2008	11,745
2009	11,507
Thereafter	140,310
Undiscounted remedial liabilities	191,153
Less: Discount	(42,427)
Present value of remedial liabilities	$148,726

The anticipated payments for Long-term Maintenance range from $4.2 million to $6.3 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $3.7 million to $5.9 million per year with an average expected payment of $5.3 million per year. Legal and Superfund liabilities payments are expected to be between $0.4 million and $2.3 million per year for the next five years. These estimates are managed on a daily basis, reviewed at least quarterly, and adjusted as additional information becomes available.

The changes to remedial liabilities for the six months ended June 30, 2005 are as follows (in thousands):

	December 31, 2004	Accretion	Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	June 30, 2005

Remedial liabilities for landfill sites	$4,985	$107	$(92)	$(36)	$(124)	$4,840
Remedial liabilities for discontinued sites not now used in the active conduct of our business	95,116	2,168	(3,240)	(30)	(1,555)	92,459
Remedial liabilities (including Superfund) for non-landfill operations	55,516	1,200	(4,144)	(148)	(997)	51,427

Total	$155,617	$3,475	$(7,476)	$(214)	$(2,676)	$148,726

Included in the $7.5 million change in estimate recorded to the statement of operations is the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Note 7, “Legal Proceedings;” a $2.1 million  reduction for financial assurance for remedial liabilities that was driven  by the renegotiation of financial assurance for closure and post-closure care for one of our facilities and our improved financial performance; and a net $3.5 million benefit due to (i) the discounting effect of delays in certain remedial projects, (ii) cost reductions negotiated with vendors, and (iii) a pattern of historical spending being less than previously expected and reserved. Of the $7.5 million benefit recorded for the six months ended June 30, 2005, $5.3 million of the benefit was recorded to selling, general and administrative expenses. For the three month period ended June 30, 2005, the $3.4 million benefit was recorded to selling, general and administrative expenses.

Estimation of Certain Preacquisition Contingencies  SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency be accrued and recorded as a liability if it is both probable and estimable, but the Statement does not permit a company acquiring assets to record as part of the purchase price those assumed liabilities which are not both probable and estimable. As described in Note 7, “Legal Proceedings of the financial statements,” under the headings “Ville Mercier Legal Proceedings” and “Marine Shale Processors,” as of December 31, 2002 we were unable to estimate the amount of potential remedial liabilities in connection with the facility and sites which are the subject of these proceedings, but, as part of the integration plan of the CSD acquisition, we committed to obtaining the data required so that we could record such potential liabilities as adjustments to the purchase price. Sufficient additional information on these proceedings was obtained prior to the first anniversary to allow us to record these potential liabilities as adjustments to the purchase price for the CSD assets in accordance with generally accepted accounting principles in the United States. Accordingly, additional discounted environmental liabilities were recorded as part of the purchase price in the quarter ended September 30, 2003. At June 30, 2005, we had recorded reserves of $13.4 million and $10.6 million relating to Marine Shale Processors and the Ville Mercier Legal Proceedings, respectively.

Remedial liabilities, including Superfund liabilities   As described in the tables above under “Reserves for remedial obligations,” we had as of June 30, 2005 a total of $148.7 million of estimated liabilities for remediation of environmental contamination, of which $4.8 million related to our landfills and $143.9 million related to non-landfill facilities (including Superfund sites owned by third parties). We periodically evaluate potential remedial liabilities at sites that we own or operate or to which we or the Sellers of the CSD assets (or the respective predecessors of us or the Sellers) transported or disposed of waste, including 56 Superfund sites as of June 30, 2005. We periodically review and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of our (or the Sellers’) alleged connection with the site, the extent (if any) to which we believe we may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting us (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where we conclude that it is probable that a liability has been incurred, provision is made, based upon management’s judgment and prior experience, for our best estimate of the liability.

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

In connection with our acquisition of the CSD assets, we performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which we became potentially liable as a result of the acquisition. Those remedial liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which we acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which we agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities. In the case of each such facility and site, our estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated cleanup activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon our analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, we estimate that our aggregate liabilities as of June 30, 2005 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of our owned or leased facilities and the Superfund sites for which we have current or potential liability is approximately $148.7 million. We also estimate that it is “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $22.0 million greater than such $148.7 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since our satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, we cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of our business (16 facilities)	$36,293	24.4%	$7,616
Discontinued CSD facilities not now used in active conduct of our business but acquired because assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (16 facilities)	92,283	62.0	11,191
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (18 sites)	17,929	12.1	1,661
Sites for which we had liabilities prior to the acquisition of CSD assets (4 Superfund sites and 7 other sites)	2,221	1.5	1,491
Total	$148,726	100.0%	$21,959

Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$37,824	25.4%	$5,319
Bridgeport, NJ	Closed incinerator	27,537	18.6	3,363
Marine Shale Processors	Potential third party Superfund site	13,413	9.0	1,368
Mercier, Quebec	Open incineration facility and legal proceedings	11,317	7.6	1,149
Roebuck, SC	Closed incinerator	9,523	6.4	834
San Jose, CA	Open treatment, storage, or disposal facility	7,480	5.0	844
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	36,899	24.8	8,598
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either us or the Sellers (or their predecessors) are present (21 sites)	4,733	3.2	484
Total		$148,726	100.0%	$21,959

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

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues (exclusive of items shown separately below):

Disposal costs to third parties	4.5	3.3	4.3	3.9

Other cost of revenues	67.0	68.4	68.0	69.5

Total cost of revenues	71.5	71.7	72.3	73.4

Selling, general and administrative expenses	14.6	17.0	14.7	16.8

Accretion of environmental liabilities	1.5	1.6	1.5	1.7

Depreciation and amortization	4.1	3.9	4.2	3.8

Income from operations	8.3	5.8	7.3	4.3

Other income (expense)	(.1)	(4.1)	.1	(0.4)

Loss on refinancing	—	(4.4)	—	(2.3)

Interest (expense), net	(3.4)	(3.4)	(3.5)	(3.5)

Income (loss) before provision for income taxes	4.8	(6.1)	3.9	(1.9)

Provision for income taxes	.6	1.4	.3	1.2

Net Income (loss)	4.2%	(7.5)%	3.6%	(3.1)%

Earnings before Interest, Taxes, Depreciation, Amortization, Non-Recurring Severance Charges, Other Non-recurring Refinancing-Related Expenses, Change in Value of Embedded Derivative, and Gain (Loss) on Sale of Fixed Assets (“ADJUSTED EBITDA”)

We define ADJUSTED EBITDA (a measure not defined under generally accepted accounting principles) as it is defined under the Loan and Security Agreement dated June 30, 2004. This definition is net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, change in value of embedded derivative, and gain (loss) on sale of fixed assets.

Our management considers ADJUSTED EBITDA to be a measurement of performance, which provides useful information to both management and investors. ADJUSTED EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States. Because ADJUSTED EBITDA is not calculated identically by all companies, our measurements of ADJUSTED EBITDA may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net income to ADJUSTED EBITDA for the six months ended June 30, 2005:

Net income	$12,212
Accretion of environmental liabilities	5,250
Depreciation and amortization	14,354
Interest expense, net	11,907
Provision for income taxes	1,013
Other income	(510)

ADJUSTED EBITDA	$44,226

The following reconciles ADJUSTED EBITDA to cash provided for operations for the six months ended June 30, 2005:

ADJUSTED EBITDA	$44,226
Interest expense	(11,907)
Provision for income taxes	(1,013)
Allowance for doubtful accounts	(372)
Amortization of deferred financing costs	739
Amortization of debt discount	83
Other income	510
Foreign currency (gain) on intercompany transactions	(404)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,465)
Unbilled accounts receivable	(1,567)
Deferred costs	952
Prepaid expenses	2,928
Accounts payable	(5,399)
Closure, post-closure and remedial liabilities	(11,311)
Deferred revenue	(4,273)
Other accrued expenses	1,299
Income taxes payable	(2,970)
Other, net	(1,022)

Net cash provided by operating activities	$9,034

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is ADJUSTED EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes ADJUSTED EBITDA contribution by operating segment for the three-and six-month periods ended June 30, 2005 and 2004. We consider the ADJUSTED EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment ADJUSTED EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 23, “Segment Reporting” of the Annual Report on Form 10-K/A for the year ended December 31, 2004 and Item 1, “Financial Statements” and in particular Note 16, “Segment Reporting” in this report.

	Summary of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:

Technical Services	$118,239	$114,720	$224,807	$215,678

Site Services	55,269	46,789	113,591	88,502

Corporate Items	402	122	478	208

Total	173,910	161,631	338,876	304,388

Cost of Revenues:

Technical Services	78,255	74,075	154,086	146,399

Site Services	43,581	37,402	88,804	72,164

Corporate Items	2,598	4,365	2,091	4,739

Total	124,434	115,842	244,981	223,302

Selling, General & Administrative Expenses:

Technical Services	12,580	11,708	24,654	23,045

Site Services	5,322	4,422	10,744	8,604

Corporate Items	7,406	10,294	14,271	18,207

Total	25,308	26,424	49,669	49,856

ADJUSTED EBITDA:

Technical Services	27,404	28,937	46,067	46,234

Site Services	6,366	4,965	14,043	7,734

Corporate Items	(9,602)	(14,537)	(15,884)	(22,738)

Total	$24,168	$19,365	$44,226	$31,230

Three months ended June 30, 2005 versus the three months ended June 30, 2004

Revenues

Total revenues for the three months ended June 30, 2005 increased $12.3 million to $173.9 million from $161.6 million for the comparable period in 2004. Technical Services revenues for the three months ended June 30, 2005 increased $3.5 million to $118.2 million from $114.7 million for the comparable period in 2004. The primary increases in technical services revenues consisted of a favorable price variance of waste processed through our facilities of $13.8 million, $2.5 million due to a strengthening in the Canadian dollar, a $1.0 million increase in CleanPack® and transportation base revenues, and a $0.7 million increase in the recycling and reclamation revenues. Partially offsetting these increases was a decrease in revenues of $15.0 million due to an unfavorable volume variance of waste processed through our facilities. The favorable price variance and the unfavorable volume variance of waste processed through our facilities were both due to lower levels of project revenues that tend to have lower gross margins for the three months ended June 30, 2005 as compared to the same period of the prior year. Site Services revenues for the three months ended June 30, 2005 increased $8.5 million to $55.3 million from $46.8 million for the comparable period in 2004. Site Services revenues increased due to the opening of additional locations, and due to one ongoing emergency response job in 2005 for which no similar jobs were performed in 2004. This emergency response job in 2005 represented 4.6% of Site Services revenues. Corporate Items revenues for the three months ended June 31, 2005 increased $0.3 million to $0.4 million from $0.1 million.

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

Cost of Revenues

Total cost of revenues for the three months ended June 30, 2005 increased $8.6 million to $124.4 million compared to $115.8 million for the comparable period in 2004. Technical Services cost of revenue increased $4.2 million to $78.3 million from $74.1 million for the comparable period in 2004. Cost of revenues for the Technical Services segment were increased by approximately $1.4 million due to the strengthening of the Canadian dollar, increase costs associated with increased revenues including $0.9 million increase in employee labor costs, $0.8 million increase in materials and supplies costs and $1.4 million in increased fuel, utility and other processing costs. These increases were partially offset by reduced outside transportation costs of approximately $0.4 million. Site Services cost of revenue increased $6.2 million to $43.6 million from $37.4 million for the comparable period in 2004. The increase in Site Services cost of revenues is attributed to the performance of emergency response jobs in 2005 and the cost of opening additional service centers. Corporate Items cost of revenue for the three months ended June 30, 2005 decreased $1.8 million to $2.6 million from $4.4 million for the comparable period in 2004. The decrease in Corporate Items cost of revenues related to system enhancements that now result in substantially all waste fees being billed to our customers as well as decreased insurance claims in the second quarter of 2005 as compared to the same period in 2004. As a percentage of revenues, combined cost of revenues in the second quarter of 2005 decreased by 0.2% to 71.5% from 71.7% for the comparable period in 2004. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties during the second quarter of 2005 as a percentage of revenues increased 1.2% to 4.5% from 3.3% for comparable period in 2004. This increase in disposal expense paid to third parties was due to a change in business mix from 2004 to 2005.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2005 decreased $1.1 million to $25.3 million from $26.4 million for the comparable period in 2004. Technical Services selling, general and administrative expenses for the three months ended June 30, 2005 increased $0.9 million to $12.6 million from $11.7 million for the comparable period in 2004 primarily due to a $0.2 million increase in salary and employee benefit costs, $0.2 million increase in sales commissions, $0.3 million in increased contract and temporary labor costs. Site Services selling, general and administrative expenses increased $0.9 million to $5.3 million for the three-month period ended June 30, 2005 from $4.4 million for the corresponding period of the preceding year. The increases were related to increased headcount in new locations and higher sales related expenses. Corporate Items selling, general and administrative expenses for the three months ended June 30, 2005 decreased $2.9 million to $7.4 million from $10.3 million for the comparable period in 2004.  The decrease related to changes in estimates of environmental liabilities of $2.7 million and lower bonus accruals of $2.1 million offset by an increase in professional fees of $1.4 and increases in various other costs of $0.5 million.  The overall benefit to selling, general and administrative expenses related to changes in estimates of environmental liabilities for the three months ended June 30, 2005 were $3.4 million compared to a $0.2 million charge to expenses for the comparable period in 2004.

ADJUSTED EBITDA Contribution (as defined above)

The combined ADJUSTED EBITDA contribution by segments for the three months ended June 30, 2005 increased $4.8 million to $24.2 million from $19.4 million for the comparable period in 2004. The contribution of Technical Services decreased $1.5 million. Site Services contribution improved $1.4 million and Corporate Items cost decreased $4.9 million. The combined ADJUSTED EBITDA contribution is comprised of revenues of $173.9 million and $161.6 million, net of cost of revenues of $124.4 million and $115.8 million and selling, general and administrative expenses of $25.3 million and $26.4 million for the three-month periods ended June 30, 2005 and 2004, respectively.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended June 30, 2005 and 2004 was similar at $2.6 million and $2.6 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2005 increased $0.8 million to $7.1 million from $6.3 million for the comparable period in 2004. The increase was primarily due to additions to fixed assets related to purchase accounting adjustments in late 2004, additions incurred in 2004 at our Deer Park incineration facility in order to comply with the Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule and an increase in amortization related to cell construction at our landfill sites.

Other Income (Expense)

For the quarter ended June 30, 2005, other income (expense) of $(0.1) million consisted almost entirely of a $(0.1) million loss relating to the sale of fixed assets.

As described in the Annual Report on Form 10-K/A for the year ended December 31, 2004, we issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock was recorded on our financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend, and (ii) and an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert it into our common stock. For the quarter ended June 30, 2004, we valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00 at June 30, 2004. For the quarter ended June 30, 2004, we recorded other expense of $6.9 million primarily because of the market price increase of our common stock that occurred during that quarter. On June 30, 2004, we redeemed the Series C Preferred Stock and settled the Embedded Derivative liability.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2005, increased $0.5 million to $5.9 million from $5.4 million for the comparable period in 2004. The increase is primarily due to $0.6 million of interest that was capitalized, effectively reducing net interest expense in 2004, relating to a capital project to comply with air emission standards at the Company’s Deer Park incineration facility.

Income Taxes

Income tax expense for the three months ended June 30, 2005 decreased $1.3 million to $1.0 million from $2.3 million for the comparable period in 2004. Income tax expense for the second quarter of 2005 consists primarily of a current tax expense relating to the Canadian operations of $0.8 million, including withholding taxes, $0.1 million of federal alternative minimum tax and a state income tax expense of $0.1 million relating to profitable operations in certain legal entities. Income tax expense for the second quarter of 2004 consists primarily of current tax expense relating to the Canadian operations of $2.2 million and state income tax expense of $0.1 million relating to profitable operations in certain legal entities. The decrease in Canadian tax expense is the result of a decrease in net income, which is primarily attributable to increased interest expense.  The Company had approximately $45.2 million of net operating loss carryforwards at December 31, 2004. During the three month period ending June 30, 2005, the Company does not expect any significant changes to the year end net operating loss carryforward, primarily due to book income being offset by tax deductions for non qualified stock options and other timing differences.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, at June 30, 2005 and December 31, 2004, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration.  We will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

As more fully described in Note 18 of the Form 10-K/A for the year ended December 31, 2004, the Company redeemed 25,000 shares of Series C Preferred Stock on June 30, 2004.  For the three months ended June 30, 2005, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consists of dividends on the Company’s Series B Convertible Preferred Stock of $70 thousand.

For the three month period ended June 30, 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consists of the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, dividends on preferred stocks of $0.5 million, and amortization of preferred stock discount and issuance costs of $0.4 million.

Six months ended June 30, 2005 versus the Six months ended June 30, 2004

Revenues

Total revenues for the six months ended June 30, 2005 increased $34.5 million to $338.9 million from $304.4 million for the comparable period in 2004. Technical Services revenues for the six months ended June 30, 2005 increased $9.1 million to $224.8 million from $215.7 million for the comparable period in 2004. The primary increases in technical services revenues consisted of a favorable price variance of waste processed through our facilities of $8.3 million, $3.9 million due to a strengthening in the Canadian dollar, a $4.6 million increase in CleanPack® and transportation base revenues, and a $0.9 million increase in the recycling and reclamation revenues. Partially offsetting these increases was a decrease in revenues of $10.4 million due to an unfavorable volume variance of waste processed through our facilities. The favorable price variance and the unfavorable volume variance of waste processed through our facilities were both due to lower levels of project revenues that tend to have lower gross margins for the six months ended June 30, 2005 as compared to the same period of the prior year. Site Services revenues for the six months ended June 30, 2005 increased $25.1 million to $113.6 million from $88.5 million for the comparable period in 2004. Site Services performed two large emergency response jobs during the six months ended June 30, 2005, which accounted for 11.3% of its revenues for that period. There was no comparable job performed in the six months ended June 30, 2004. Excluding these two large jobs, revenue increased $12.3 million, or 13.8%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as a result of growth initiatives in Canada and the Western United States and an improving economy.  Corporate revenues for the period increased $0.3 million from $0.2 million to $0.5 million.

Cost of Revenues

Total cost of revenues for the six months ended June 30, 2005 increased $21.7 million to $245.0 million compared to $223.3 million for the comparable period in 2004. Technical Services cost of revenue increased $7.7 million to $154.1 million from $146.4 million for the comparable period in 2004. Cost of Revenues for the Technical Services increased by approximately $1.8 million due to the strengthening of the Canadian dollar, costs associated with increased revenues including $1.9 million increase in employee labor costs, $1.5 million increase in materials and supplies costs, $0.7 million in outside disposal and $2.6 million in increased fuel, utility and other processing costs. These increases were partially offset by reduced outside transportation costs of approximately $1.3 million. Site Services cost of revenue increased $16.6 million to $88.8 million from $72.2 million for the comparable period in 2004.  The increase in cost of revenues for Site Services was attributable to costs related to two major emergency responses in comparison to the same period in 2004 and the opening of additional service locations. As a percentage of revenues, combined cost of revenues in 2005 decreased 1.1% to 72.3% from 73.4% for the comparable period in 2004. This improvement resulted primarily due to the Company’s internalization of transportation initiatives, offset by increased outside disposal costs in Site Services.  Corporate Items cost of revenue for the six months ended June 30, 2005 decreased $2.6 million to $2.1 million from $4.7 million for the comparable period in 2004. The decrease in Corporate Items cost of revenue was primarily due to environmental changes in estimate which resulted in a benefit of $1.9 million recorded in the first quarter of 2005, reduced insurance claims as well as system enhancements that now result in substantially all waste fees being billed to our customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2005 decreased $0.2 million to $49.7 million from $49.9 million for the comparable period in 2004. Technical Services selling, general and administrative costs increased $1.7 million to $24.7 million from $23.0 million for the comparable period in 2004 primarily due to a $0.6 million increase in salary and employee benefit costs, a $0.6 million increase in contract and temporary labor, $0.2 million increase in sales commissions, $0.3 million change in estimate of environmental liabilities. Site Services selling, general and administrative expenses for the six months ended June 30, 2005 increased $2.1 million to $10.7 million from $8.6 million for the comparable period in 2004.  The increases were related to increased headcount in new locations, increased incentive compensation due to emergency response projects, and increased sales related expenses. Corporate Items selling, general and administrative expenses for the six months ended June 30, 2005 decreased $3.9 million to $14.3 million from $18.2 million for the comparable period in 2004 due to changes in estimates of environmental liabilities of $4.2 million, lower bonus accruals of $1.4 million offset by an increase in professional fees of $1.7 million.  The overall benefit to selling, general and administrative expenses related to changes in estimates of environmental liabilities was $5.3 million for the six months ended June 30, 2005 and $0.8 million for the comparable period in 2004.

ADJUSTED EBITDA Contribution

The combined ADJUSTED EBITDA contribution by segments for the six months ended June 30, 2005 increased $13.0 million to $44.2 million from $31.2 million for the comparable period in 2004. The contribution of Technical Services decreased $0.2 million. Site Services contribution improved $6.3 million and Corporate Items cost increased $6.9 million. The combined ADJUSTED EBITDA contribution is comprised of revenues of $338.9 million and $304.4 million, net of cost of revenues of $245.0 million and $223.3 million and selling, general and administrative expenses of $49.7 million and $49.9 million for the six-month periods ended June 30, 2005 and 2004, respectively.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the six-month periods ended June 30, 2005 and 2004 was similar at $5.2 million and $5.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2005 increased $2.7 million to $14.4 million from $11.7 million for the comparable period in 2004. The increase was primarily due to additions to fixed assets related to purchase accounting adjustments in late 2004, additions incurred in 2004 at our Deer Park incineration facility in order to comply with the

Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule and an increase in amortization related to cell construction at our landfill sites.

Other Income (Expense)

For the six-months ended June 30, 2005, other income of $0.5 million consisted almost entirely of a gain relating to the settlement of an insurance claim.

As described in the Annual Report on Form 10-K/A for the year ended December 31, 2004, we issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock was recorded on the Company’s financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into the Company’s common stock. On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, the Company valued the Embedded Derivative using the Black-Scholes option-pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00. For the six month period ended June 30, 2004, the Company recorded other expense related to the Embedded Derivative of $1.6 million primarily because of the market price increase of the Company’s common stock that occurred during that period.

Loss on Refinancing

As further discussed in Note 6 to the financial statements included in this report, we previously had outstanding a $100.0 million three-year revolving credit facility (the “Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), Series C Convertible Preferred Stock, $0.01 par value (the “Series C Preferred Stock”) and the related embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, we repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. We recorded a loss on refinancing of $7.1 million during the three-month period ended June 30, 2004. Such loss consisted of the write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

Interest (Expense), Net

Interest expense, net of interest income, for the six months ended June 30, 2005 increased $1.1 million to $11.9 million from $10.8 million for the comparable period in 2004. The increase is primarily due to $1.3 million of interest that was capitalized, effectively reducing net interest expense in 2004, relating to a capital project to comply with air emission standards at our Deer Park incineration facility, which was partially offset by a $0.2 million decrease in the risk management letter of credit fees for the six months ended June 30, 2005, as compared to the same period in 2004.

Income Taxes

Income tax expense for the six months ended June 30, 2005 decreased $2.5 million to $1.0 million from $3.5 million for the comparable period in 2004. Income tax expense for the six months ended June 30, 2005 consisted primarily of Canadian taxes of $0.8 million, federal alternative minimum tax of $0.1 million, and state income tax expense of approximately $0.1 million. Income tax expense for the six months ended June 30, 2004 consisted primarily of Canadian taxes of $3.4 million, state income tax expense of approximately $0.2 million, partially offset by a federal tax benefit of $0.1 million related to the 2000 alternative minimum tax carryback refund. The decrease in Canadian tax expense is the result of a decrease in net income, which is primarily attributable to increased interest expense.  The Company had approximately $45.2 million of net operating loss carryforwards at December 31, 2004. During the six month period ending June 30, 2005, the Company does not expect any significant changes to the year end net operating loss carryforward, primarily due to book income being offset by tax deductions for non qualified stock options and other timing differences.

Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

As more fully described in Note 18 of the Form 10-K/A for the year ended December 31, 2004, the Company redeemed 25,000 shares of Series C Preferred Stock on June 30, 2004.  For the six month period ended June 30, 2005, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of dividends on the Company’s Series B Convertible Preferred Stock of $140 thousand.

For the six month period ended June 30, 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, dividends on preferred stocks of $1.0 million, and amortization of preferred stock discount and issuance costs of $0.7 million.

Liquidity and Capital Resources

Cash and Cash Equivalents

We believe that our primary sources of liquidity are cash flows from operations, existing cash, marketable securities previously held, funds available to borrow under the Revolving Facility and anticipated proceeds from assets held for sale. For the six-month period ended June 30, 2005, we generated cash from operations of $9.0 million. As of June 30, 2005, cash and cash equivalents were approximately $50.2 million, funds available to borrow under the Revolving Facility were $28.8 million, and properties held for sale were $8.6 million.

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

Cash Flows for the six months ended June 30, 2005

For the six months ended June 30, 2005, we generated approximately $9.0 million of cash from operating activities. We reported net income for the period of $12.2 million. In addition, we recorded non-cash expenses during this period, which provided sources of funds totaling $19.8 million. These non-cash expenses consisted primarily of $14.4 million for depreciation and amortization and $5.2 million for the accretion of environmental liabilities. Uses of cash for working capital purposes totaled $28.1 million, reduced cash flow from operations by the same amount, and consisted primarily of a $11.3 million decrease in closure, post-closure and remedial liabilities, a $4.3 million decrease in deferred revenue due to increased efficiency of facility operations, a $1.6 million increase in unbilled receivables, a $5.4 million decrease in accounts payable due to the timing of payments made to vendors, and a $3.0 million decrease in income taxes payable. These uses of cash were partially offset by sources of cash from working capital that totaled $5.2 million.

For the six months ended June 30, 2005, we generated $9.3 million of cash from investing activities. Sources of cash totaled $17.2 million and consisted of the sales of marketable securities of $16.8 million and proceeds from the sale of fixed assets of $0.4 million. Cash used in investing activities totaled $7.9 million and consisted of purchases of property, plant and equipment of $7.0 million and increases in permits of $0.9 million.

For the six months ended June 30, 2005, our financing activities resulted in a net source of cash of $0.9 million. This consisted primarily of proceeds from the exercise of stock options and employee stock purchase plan of $3.9 million. This source was partially offset by uses of cash from financing activities of $3.0 million that consisted primarily of a decrease in uncashed checks of $1.9 million, payments on capital leases of $0.9 million and dividend payments on our Series B Preferred Stock of $0.1 million.

We used the cash generated from operating activities of $9.0 million together with the $9.3 million of cash generated from investing activities and $0.9 million generated from financing activities to increase cash on hand by $19.2 million at June 30, 2005 compared to the balance at December 31, 2004.

Cash Flows for the six months ended June 30, 2004

For the six months ended June 30, 2004, we generated approximately $15.0 million of cash from operating activities. Non-cash expenses recorded for the six months ended June 30, 2004 totaled $26.5 million. These adjustments consisted primarily of non-cash expenses of $11.7 million for depreciation and amortization, $5.2 million for the accretion of environmental liabilities, $0.5 million of allowance for doubtful accounts, $1.6 million for amortization of deferred financing costs, loss on refinancing of $7.1 million, and a loss on the embedded derivative of $1.6 million, partially offset by $0.5 million of gain on the sale of fixed assets and a $0.6 million foreign currency gain on intercompany transactions. Other sources of cash totaled $8.0 million which primarily consisted of a decrease in accounts receivable of $0.3 million, a decrease in unbilled accounts receivable of $1.2 million, a $0.7 million increase in deferred revenue, a $0.5 million increase in accrued disposal costs, a $2.9 million increase in other accrued expenses, and a $2.5 million increase in income taxes payable. Other uses of cash totaled $10.1 million and consisted primarily of a decrease in environmental liabilities of $5.7 million, an increase in prepaid expenses of $1.5 million, an increase of $1.2 million in other assets, an increase of $0.8 million in supplies inventories, and a decrease in accounts payable of $0.9 million.

For the six months ended June 30, 2004, we generated $72.7 million of cash from investing activities. This consisted of proceeds from the sale of restricted investments of $84.9 million and proceeds from the sale of fixed assets of $0.7 million, partially offset by the cost of additions to property, plant and equipment and permits of $12.9 million.

For the six months ended June 30, 2004, we used $76.7 million of cash in our financing activities. Cash from financing activities consisted primarily of the issuance of Senior Secured Notes (net of unamortized issue discount) of $148.0 million. This was offset by repayments of Senior Loans and Subordinated Loans of $107.2 million and $40.0 million, respectively, repayment of the former Revolving Credit Facility of $35.2 million, and redemption of the Series C Preferred Stock of $25.0 million. Additional offsets were deferred financing costs incurred of $10.2 million, debt extinguishment payments of $3.4 million, dividend payments of $2.0 million, a change in uncashed checks of $1.1 million, and payments on capital leases of $0.7 million.

We used the cash generated from investing activities of $72.7 million together with the $15.0 million of cash generated from operations primarily to fund the investing activities of $76.7 million previously discussed, and increase the amount of cash on hand by $11.0 million.

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

The Indenture provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“ADJUSTED EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

Excess Cash Flow for the twelve months ended June 30, 2005 was $29.5 million. We will within 120 days following June 30, 2005 offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2005. However, at June 30, 2005, we had no outstanding first-lien obligations under the Revolving Facility or Synthetic LC Facility and, during the six-month period ended June 30, 2005, the market price of the Senior Secured Notes was consistently in excess of the 104% of principal amount at which we are required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes will accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2005 at which we will make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2005, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the “Credit Agreement”) among us, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the “LC Facility Lenders”) thereunder, and certain other parties. The Revolving Facility allows us to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for us and our U.S. subsidiaries equal to $24.7 million and a line for our Canadian subsidiaries of $5.3 million. The Revolving Facility also allows us to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At June 30, 2005, we had no borrowings and $1.2 million of letters of credit outstanding under the Revolving Facility, and we had approximately $28.8 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

Under the Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.50 to 1.0 for the four-quarter periods ended June 30, 2005 through March 31, 2006. The maximum leverage ratio is then reduced in approximately equal increments to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of our consolidated indebtedness to our consolidated ADJUSTED EBITDA achieved for the latest four-quarter period. For the four-quarter period ended June 30, 2005, the Leverage Ratio was 1.55 to 1.0, which was within covenant.

We are also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.70 to 1.0 for the four-quarter periods ended June 30, 2005 through December 31, 2005.  The minimum interest coverage ratio then decreases in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2007, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of our consolidated ADJUSTED EBITDA to our consolidated interest expense. For the four-quarter period ended June 30, 2005, the Interest Coverage Ratio was 3.78 to 1.0, which was within covenant.

We are also under the Credit Agreement required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period. For the period ended June 30, 2005, our fixed charge coverage ratio was 2.12 to 1.0, which was within covenant.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse First Boston (the “LC Facility Issuing Bank”) will issue up to $90.0 million of letters of credit at our request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy our reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of our assets and the assets of our domestic subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. We are required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At June 30, 2005, letters of credit outstanding under the Synthetic LC facility were $89.2 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

Stockholder Matters

Stockholders’ equity was $26.4 million at June 30, 2005, or $1.54 per weighted average share outstanding, compared to $11.0 million at December 31, 2004, or $0.78 per weighted average share outstanding. Stockholders’ equity increased due to the profit for the six months ended June 30, 2005 of $12.2 million, and increases related to the exercise of stock options and stock purchases under the employee stock purchase plan that totaled $3.9 million. Primarily offsetting these increases to stockholders’ equity were decreases due to the unfavorable effects of foreign currency translation of $0.7 million and dividends declared on the Series B Preferred Stock of $0.1 million.

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

On May 18, 2005, we filed a Restated Articles of Organization with the Massachusetts Secretary of State.  As of the date of these Restated Articles of Organization, the Series B Convertible Preferred Stock is our only series of preferred stock which remains authorized and outstanding.  As a result of the filing, the authorized shares of common stock increased from 20,000,000 to 40,000,000, the authorized shares of Series A Convertible Preferred Stock decreased from 894,585 to zero and the authorized shares of Series C Convertible Preferred Stock decreased from 25,000 to zero.  Our current authorized number of shares is 40,000,000 for common stock and 1,080,415 for preferred stock (of which 156,416 have been designated as Series B Convertible Preferred Stock).

Dividends on our Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15 and April 15, 2005 were paid in cash. However, because of loan covenant restrictions then in place, we issued 12,531 and 15,255 shares of our common stock, respectively, in payment of the January 15 and April 15, 2004 dividend requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at June 30, 2005 (in thousands):

Scheduled Maturity Dates	Six Months Remaining 2005	2006	2007	2008	2009	Thereafter	Total

Senior Secured Notes	$—	$—	$—	$—	$—	$150,000	$150,000
Capital Lease Obligations	820	1,620	1,233	939	278	320	5,210
	$820	$1,620	$1,233	$939	$278	$150,320	$155,210
Weighted average interest rate on fixed rate borrowings	11.4%	11.4%	11.4%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the table above, we have a $30.0 million Revolving Facility which bears interest at variable interest rates of either the U.S. or Canadian prime rate or the Eurodollar rate plus 1.5%, depending on the currency of the underlying loan. This total of $30.0 million is separated into two lines of credit, namely a line for us and our U.S. subsidiaries equal to $24.7 million and a line for our Canadian subsidiaries of $5.3 million. No loans were outstanding under the Revolving Facility at June 30, 2005. We also have a Synthetic LC Facility under which we may obtain up to $90.0 million of letters of credit (of which $89.2 million were outstanding at June 30, 2005). We are required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in the Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar.  During the three- and six- month periods ended June 30, 2005, total foreign currency gains were $0.2 million and $0.4 million, respectively, primarily between U.S. and Canadian dollars.  During the three- and six-month periods ended June 30, 2004, total foreign currency gains were $0.3 million and $0.3 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 28.1% of their revenue in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three- and six- month periods ended June 30, 2005, the U.S. dollar rose approximately 2.0% and 1.7%, respectively, against the Canadian dollar resulting in foreign currency gains of $0.2 million and $0.4 million, respectively. During the three- and six-month periods ended June 30, 2004, the U.S. dollar rose approximately 2.2% and 3.4%, respectively, against the Canadian dollar resulting in foreign currency gains of $0.3 million and $0.3 million, respectively. The average exchange rate for the three- and six-month periods ended June 30, 2005 was 1.24 and 1.23 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $0.4 million and $0.6 million for the three- and six-month periods ended June 30, 2005, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by approximately $0.4 million and $0.6 million for the three- and six-month periods ended June 30, 2005, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

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

We believe based on our knowledge that the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this report. We cannot provide assurance that new deficiencies in our internal control over financial reporting will not be found in the future. We do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud because no control system can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. We expect to continue to improve our controls with each passing quarter. Our Board of Directors and senior management are committed to maintaining a sound internal control environment.

As of the end of the period covered by this report, our senior management performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and acting CFO, concluded that these disclosure procedures and controls are effective.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 7, “Legal Proceedings,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds-None.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—

The Company’s Annual Meeting of Stockholders was held on Thursday, May 12, 2005, in Boston, Massachusetts at which the following matters were submitted to a vote of the stockholders. Each of the matters were described in the Company’s proxy statement dated April 15, 2005 for such Annual Meeting.

(a)           Votes regarding the election of the persons named below as Directors for a term expiring in 2008 were as follows:

	For	Withheld
Alan S. McKim	12,908,743	714,535
Thomas J. Shields	13,206,486	416,792

(b)                                 Votes to approve the amendment and restatement of the Company’s Articles of Organization to (i) increase the number of authorized shares of common stock from 20,000,000 to 40,000,000, and (ii) revise the provisions of Article VI (“Other Lawful Provisions”) of such Articles to conform to certain recent changes in Massachusetts corporate law.

For	Against	Abstentions	Broker Non-Votes
13,049,156	567,666	6,456	—

(c)                                  Votes to amend the Company’s 2000 Stock Incentive Plan to (i) increase the number of shares of common stock subject to the Plan from 1,500,000 to 2,000,000 and (ii) make the other changes set forth in the Plan Amendment.

For	Against	Abstentions	Broker Non-Votes
7,424,889	1,370,399	8,302	4,819,688

(d)                                 Votes to amend the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock subject to the Plan from 1,000,000 to 1,500,000.

For	Against	Abstentions	Broker Non-Votes
8,517,605	279,594	6,391	4,819,688

Item 5—Other Information—None

Item 6—Exhibits

Item No.	Description	Location

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith.

32	Section 1350 Certifications	Filed herewith.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

	By:	/s/ ALAN S. MCKIM
Alan S. McKim President and Chief Executive Officer

Date: August 9, 2005

	By:	/s/ CARL D. PASCHETAG, JR.
Carl d. Paschetag, Jr. Acting Chief Financial Officer

Date: August 9, 2005