Form 10-Q
period 2005-09-30
CLEAN HARBORS INC
filed 2005-11-09
CIK 822818

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended
September 30, 2005

Commission File Number 0-16379

Clean Harbors, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts (State of Incorporation)	04-2997780 (IRS Employer Identification No.)
1501 Washington Street, Braintree, MA (Address of Principal Executive Offices)	02184-7535 (Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	17,048,838 (Outstanding at November 4, 2005)

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2005 (Unaudited)	December 31, 2004
Current assets:
Cash and cash equivalents	$47,141	$31,081
Marketable securities	—	16,800
Accounts receivable, net of allowance for doubtful accounts of $3,073 and $3,723, respectively	135,782	120,886
Unbilled accounts receivable	8,531	5,377
Deferred costs	4,367	4,923
Prepaid expenses	7,183	13,407
Supplies inventories	11,754	10,318
Deferred tax asset	194	188
Income tax receivable	1,468	—
Properties held for sale	8,934	8,849

Total current assets	225,354	211,829

Property, plant, and equipment:
Land	13,909	13,992
Asset retirement costs	1,033	995
Landfill assets	7,429	7,435
Buildings and improvements	92,971	90,045
Vehicles	15,441	12,879
Equipment	200,027	190,353
Furniture and fixtures	2,284	2,283
Construction in progress	12,901	13,635

	345,995	331,617
Less—accumulated depreciation and amortization	167,792	151,091

	178,203	180,526

Other assets:
Deferred financing costs	7,938	8,950
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated depreciation of $26,893 and $22,557, respectively	78,428	80,463
Deferred tax asset	507	488
Other	3,444	3,414

	109,349	112,347

Total assets	$512,906	$504,702

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in thousands)

	September 30, 2005 (Unaudited)	December 31, 2004
Current liabilities:
Uncashed checks	$8,636	$6,542
Current portion of capital lease obligations	1,870	1,522
Accounts payable	65,397	70,363
Accrued disposal costs	3,168	3,032
Deferred revenue	19,537	22,060
Other accrued expenses	39,001	41,054
Current portion of closure, post-closure and remedial liabilities	13,710	14,258
Income taxes payable	2,421	2,302

Total current liabilities	153,740	161,133

Other liabilities:
Closure and post-closure liabilities, less current portion of $2,849 and $2,930, respectively	19,411	22,721
Remedial liabilities, less current portion of $10,861 and $11,328, respectively	137,991	144,289
Long-term obligations	148,246	148,122
Capital lease obligations, less current portion	4,480	3,485
Other long-term liabilities	13,788	13,298
Accrued pension cost	634	616

Total other liabilities	324,550	332,531

Commitments and contingent liabilities
Redeemable Series C convertible preferred stock and dividends and accretion on preferred stock, $.01 par value: authorized 0 and 25,000 shares, respectively; issued and outstanding—none	—	—
Stockholders' equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock; Authorized 0 and 894,585 shares, respectively; issued and outstanding—none	—	—
Series B convertible preferred stock; Authorized 156,416 shares; issued and outstanding 70,000 shares (liquidation preference of $3.5 million)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 and 20,000,000 shares, respectively; issued and outstanding 15,476,123 and 14,327,224 shares, respectively	155	143
Additional paid-in capital	66,839	62,165
Accumulated other comprehensive income	9,890	8,667
Accumulated deficit	(42,269)	(59,938)

Total stockholders' equity	34,616	11,038

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$512,906	$504,702

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited
(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$178,580	$162,650	$517,456	$467,038
Cost of revenues (exclusive of items shown separately below)	129,009	116,835	373,990	340,137
Selling, general and administrative expenses	27,464	26,227	77,133	77,225
Accretion of environmental liabilities	2,633	2,546	7,883	7,753
Depreciation and amortization	7,163	5,803	21,517	17,464

Income from operations	12,311	11,239	36,933	24,459
Other income (expense), net	(83)	(85)	427	(1,189)
Loss on refinancing	—	—	—	(7,099)
Interest (expense), net of interest income of $266 and $752 for the quarter and year-to-date ending 2005 and $96 and $597 for the quarter and year-to-date ending 2004, respectively	(5,884)	(5,576)	(17,791)	(16,377)

Income (loss) before provision for income taxes	6,344	5,578	19,569	(206)
Provision for income taxes	887	1,137	1,900	4,663

Net income (loss)	5,457	4,441	17,669	(4,869)
Redemption of Series C Preferred Stock and dividends and accretion on preferred stock	70	112	210	11,728

Net income (loss) attributable to common shareholders	$5,387	$4,329	$17,459	$(16,597)

Earnings (loss) per share:
Basic earnings (loss) attributable to common shareholders	$0.35	$0.31	$1.16	$(1.18)

Diluted earnings (loss) attributable to common shareholders	$0.31	$0.25	$1.02	$(1.18)

Weighted average common shares outstanding	15,416	14,108	15,081	14,038

Weighted average common shares outstanding plus potentially dilutive common shares	17,644	17,446	17,357	14,038

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited
(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$17,669	$(4,869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,517	17,464
Allowance for doubtful accounts	(19)	598
Amortization of deferred financing costs	1,112	1,921
Accretion of environmental liabilities	7,883	7,753
Changes in environmental estimates	(9,040)	(1,396)
Amortization of debt discount	125	—
Loss (gain) on sale of fixed assets	271	(401)
Stock based compensation	88	—
Loss on refinancing	—	7,099
Loss on embedded derivative	—	1,590
Foreign currency gain on intercompany transactions	(370)	(351)
Changes in assets and liabilities:
Accounts receivable	(13,988)	(3,382)
Unbilled accounts receivable	(3,052)	115
Deferred costs	579	(88)
Prepaid expenses	6,242	(2,136)
Supplies inventories	(1,416)	(419)
Other assets	46	(1,142)
Accounts payable	(7,890)	438
Closure, post-closure and remedial liabilities	(5,873)	(8,110)
Deferred revenue	(2,639)	846
Accrued disposal costs	90	873
Other accrued expenses	(1,977)	5,068
Income taxes payable/receivable, net	(1,204)	3,485

Net cash provided by operating activities	8,154	24,956

Cash flows from investing activities:
Additions to property, plant and equipment	(13,315)	(19,736)
Proceeds from sales of restricted investments	—	92,826
Cost of restricted investments purchased	—	(4,390)
Increase in permits	(1,298)	—
Sales of marketable securities	16,800	—
Proceeds from sales of properties held for sale	397	608

Net cash provided by investing activities	2,584	69,308

Cash flows from financing activities:
Repayments on Senior Loans	—	(107,209)
Issuance of Senior Secured Notes	—	148,045
Repayments of Subordinated Loans	—	(40,000)
Net repayments under revolving credit facility	—	(35,168)
Redemption of Series C Convertible Preferred Stock	—	(25,000)
Change in uncashed checks	2,054	(118)
Proceeds from exercise of stock options	4,409	333
Deferred financing costs incurred	(97)	(10,284)
Proceeds from employee stock purchase plan	399	366
Dividend payments on preferred stock	(210)	(2,075)
Payments on capital leases	(1,349)	(1,096)
Cash paid in lieu of warrants	—	(363)
Debt extinguishment payments	—	(3,420)

Net cash provided by (used in) financing activities	5,206	(75,989)

Increase in cash and cash equivalents	15,944	18,275
Effect of exchange rate change on cash	116	150
Cash and cash equivalents, beginning of period	31,081	6,331

Cash and cash equivalents, end of period	$47,141	$24,756

Supplemental information:
Non cash investing and financing activities:
Stock dividend on preferred stock	$—	$224
New capital lease obligations	$2,667	$1,660

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unaudited
(in thousands)

	Series B Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)		Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2004	70	$1	14,327	$143	$62,165	—	$8,667	$(59,938)	$11,038
Net income	—	—	—	—	—	$17,669	—	17,669	17,669
Foreign currency translation	—	—	—	—	—	1,223	1,223	—	1,223

Comprehensive income	—	—	—	—	—	$18,892	—	—	—

Series B preferred stock dividends	—	—	—	—	(210)		—	—	(210)
Exercise of warrants	—	—	420	4	(4)		—	—	—
Stock based compensation	—	—	—	—	88		—	—	88
Exercise of stock options	—	—	697	7	4,402		—	—	4,409
Employee stock purchase plan	—	—	32	1	398		—	—	399

Balance at September 30, 2005	70	$1	15,476	$155	$66,839		$9,890	$(42,269)	$34,616

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

        The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, "Clean Harbors" or the "Company") and have been prepared on a basis consistent with the annual financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements. Additionally, the estimates and assumptions used in determining landfill airspace amortization rates per cubic yard, capping, closure and post-closure liabilities as well as environmental remediation liabilities require significant engineering and accounting input. The Company reviews these estimates and assumptions on an ongoing basis. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating matters so far into the future.

        Certain reclassifications have been made in the prior periods' Consolidated Financial Statements to conform to the presentation for the three and nine-month periods ended September 30, 2005.

(2)    Acquisition

        As more fully described in the Form 10-K/A for the year ended December 31, 2004, the Company purchased from Safety-Kleen Services, Inc. (the "Seller") and certain of the Seller's domestic subsidiaries substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. ("Safety-Kleen"), effective September 7, 2002. The sale included the operating assets of certain of the Seller's subsidiaries in the United States and the stock of five of the Seller's subsidiaries in Canada.

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

  (b) Operating Leases

        The Company leases rolling stock, equipment, real estate and office equipment under operating leases. Certain real estate leases contain rent holidays and rent escalation clauses. Most of our real estate lease agreements include renewal periods at the Company's option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

  (c) Closure and Post-Closure Liabilities

        As further described in Note 4, "Significant Accounting Policies," under item (m) "Closure and Post Closure Liabilities," in the Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 29, 2005, effective January 1, 2003, the Company adopted Statement of Accounting Standards "SFAS" No. 143, "Accounting for Asset Retirement Obligations." The following disclosure enhances the previously made disclosures.

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

  Financial Assurance

        Under Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" financial assurance is not included as a component of closure or post-closure costs. SFAS No. 143 requires the cost of financial assurance to be expensed as incurred, and SFAS No. 143 requires the cost of financial assurance to be considered in the determination of the credit-adjusted risk-free interest rate.

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

        The Company records its non-landfill closure and post-closure liability by (i) estimating the current cost of closing a non-landfill facility and the post closure care of that facility, if required, based upon the closure plan that the Company is required to follow under its operating permit, or in the event the facility operates with a permit that does not contain a closure plan, based upon legally enforceable closure commitments made by the Company to various governmental agencies, (ii) using probability scenarios as to when in the future operations may cease, (iii) inflating the current cost of closing the non-landfill facility on a probability weighted basis using the inflation rate to the time of closing under each probability scenario, and (iv) discounting the future value of each closing scenario back to the present using the credit-adjusted risk-free interest rate.

  (d) Stock Options

        The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Accordingly, no stock-based employee compensation cost is reflected in earnings, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company's net income (loss) attributable to common shareholders and earnings (loss) per common share for the three- and nine- month periods ended

September 30, 2005 and 2004, would approximate the pro forma amounts as compared to the amounts reported (dollars in thousands except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders	$5,387	$4,329	$17,459	$(16,597)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	450	492	1,292	1,500

Pro forma net income (loss) attributable to common shareholders	$4,937	$3,837	$16,167	$(18,097)

Earnings (loss) per share:
Basic as reported	$0.35	$0.31	$1.16	$(1.18)
Basic pro forma	$0.32	$0.27	$1.07	$(1.29)
Diluted as reported	$0.31	$0.25	$1.02	$(1.18)
Diluted pro forma	$0.28	$0.22	$0.94	$(1.29)

  (e) New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment "SFAS No. 123(R)"." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires companies to report compensation cost relating to share-based payment transactions on the applicable measurement date in the financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. The disclosure requirements under SFAS 123(R) are effective for fiscal years beginning after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 107, "Share-Based Payment," that expresses the views of the SEC staff regarding the application of SFAS No. 123(R). The Company is studying the Statement and the Bulletin. The Statement will increase recognized compensation expense starting January 1, 2006.

        In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligations should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset when incurred if the liability's fair value can be reasonably estimated. The Company has concluded that FIN 47 will have no material effect on its results of operations, financial position or cash flows. The Company will implement FIN 47 effective January 1, 2006.

(4)    Marketable Securities

        As of December 31, 2004, the Company held $16.8 million in marketable securities. During the nine-month period ended September 30, 2005, the Company liquidated these securities realizing no material gain or loss.

(5)    Properties Held For Sale

        As part of its plan to integrate the activities of the CSD business into its operation, the Company determined that certain acquired properties were no longer needed for its operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, the Company valued properties held for sale at the current appraised market value less estimated selling costs. In addition, subsequent to the completion of purchase accounting, the Company identified several additional properties that were no longer needed for its operations. These properties were transferred to properties held for sale at the lower of their net book value or current appraised market value less estimated selling costs. Properties held for sale include only those properties that the Company believes can be sold within the next twelve months based on current market conditions and the asking price. The Company cannot provide assurance that such sales will be completed within that period or that the proceeds from properties held for sale will equal their carrying value.

        During the three-month periods ended September 30, 2005 and 2004, no properties were sold.

        During the nine-month period ended September 30, 2005, the Company sold one of the properties for $0.3 million, net of selling costs. The sale resulted in a $5 thousand gain. For the nine-month period ended September 30, 2004, the Company sold one of the properties for $0.6 million, net of selling costs. The sale resulted in a $0.2 million gain. Such gains are included in other income (expense).

(6)    Financing Arrangements

        The following table is a summary of the Company's financing arrangements:

	September 30, 2005	December 31, 2004
	(in thousands)
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (6.75% and 4.50%, respectively, at September 30, 2005) or the Eurodollar rate (3.86% at September 30, 2005), depending on the currency of the underlying loan, plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company's assets within the United Sates except for accounts receivable	150,000	150,000

	150,000	150,000
Less unamortized issue discount	1,754	1,878

Long-term obligations	$148,246	$148,122

        As described in the Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company has outstanding a $30.0 million revolving credit facility (the "Revolving Facility") and

$150.0 million of eight-year Senior Secured Notes (the "Senior Secured Notes"). In addition to such financings, the Company has established a synthetic letter of credit facility (the "Synthetic LC Facility") whereby the Company may obtain up to $90.0 million of letters of credit as described below.

        The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

        Senior Secured Notes.    The Senior Secured Notes were issued under an Indenture dated June 30, 2004 (the "Indenture"). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. The Senior Secured Notes were issued at a $2.0 million discount that resulted in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15. The Company has the option to redeem through July 15, 2007 from the proceeds of equity offerings up to 35.0% of its outstanding Senior Secured Notes at a premium of 11 1/4%. On or after July 15, 2008 the Company may redeem a portion of the notes at a premium of 5.625% through 2008, and 2.813% through 2009.

        The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending June 30, 2011) to apply an amount equal to 50% of the period's Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers ("Excess Cash Flow Offers") to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. "Excess Cash Flow" is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company.

        Excess Cash Flow for the twelve months ended June 30, 2005 was $29.5 million. On September 27, 2005, the Company offered to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ended June 30, 2005. On October 31, 2005, the Company's offer to repurchase the Senior Secured Notes expired without any holder of the Notes electing to accept the offer. Excess Cash Flow for the three months ended September 30, 2005 was $6.0 million, and the Company anticipates Excess Cash Flow will be generated from operations during the twelve-month period ending June 30, 2006. Accordingly, the Company anticipates being required, within 120 days following June 30, 2006, to offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2006. However, at September 30, 2005, the Company had no outstanding first-lien obligations under its Revolving Facility or Synthetic LC Facility and the market price of the Senior Secured Notes was in excess of the 104% of principal amount at which the Company is required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes would accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2006 at which the Company will be required to make such an offer. To the extent the Note holders did not or do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2005 and 2006, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods.

However, the Indenture's requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

        Revolving Facility.    Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the "Credit Agreement") among the Company, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the "LC Facility Lenders") thereunder, and certain other parties. The Revolving Facility allows the Company to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for the Company and its U.S. subsidiaries equal to $24.7 million and a line for the Company's Canadian subsidiaries of $5.3 million. The Revolving Facility also allows the Company to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At September 30, 2005, the Company had no borrowings and $2.8 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $27.2 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

        Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.50 to 1.0 for the four-quarter periods ended September 30, 2005 through March 31, 2006. The maximum leverage ratio is then reduced in approximately equal increments to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its Consolidated EBITDA (which the Credit Agreement defines in the same manner as the term "Adjusted EBITDA") achieved for the latest four-quarter period. For the four-quarter period ended September 30, 2005, the Leverage Ratio was 1.52 to 1.0, which was within covenant.

        The Company is also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.70 to 1.0 for the four-quarter periods ended September 30, 2005 through December 31, 2005. The minimum interest coverage ratio then increases in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2007, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company's Consolidated EBITDA to its consolidated interest expense. For the four-quarter period ended September 30, 2005, the Interest Coverage Ratio was 3.84 to 1.0, which was within covenant.

        The Company is also under the Credit Agreement required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period. For the period ended September 30, 2005, the Company's fixed charge coverage ratio was 2.28 to 1.0, which was within covenant.

        Synthetic LC Facility.    The Synthetic LC Facility provides that Credit Suisse First Boston (the "LC Facility Issuing Bank") will issue up to $90.0 million of letters of credit at the Company's request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the "Credit-Linked Account") to collateralize the Company's outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its domestic subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. The Company is required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At September 30, 2005, letters of credit outstanding under the Synthetic LC facility were $88.7 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

(7)    Legal Proceedings

General Environmental Matters

        The Company's waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by us and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At September 30, 2005, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and/or from the Company's waste treatment, storage and disposal facilities.

Legal Proceedings Related to Acquisition of CSD Assets

        Effective September 7, 2002 (the "Closing Date"), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the "Sellers") substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. ("Safety-Kleen"). The Company purchased the CSD assets pursuant to a sale order (the "Sale Order") issued by the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between us and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of September 30, 2005, the Company had reserves of $34.6 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company's estimated potential liabilities in connection with such legal proceedings which were then pending. The Company also estimated that it is "reasonably possible" as that term is defined in SFAS No. 5 (more than remote but less than likely), that the amount of such total liabilities could be up to $3.0 million greater than such $34.6 million. Because all of the Company's reasonably possible additional losses relating to legal liabilities relate to remedial liabilities, the reasonably possible additional losses for legal liabilities are reflected in the tables of reasonably possible additional losses under the heading "Environmental Liabilities" in Note 9, "Remedial Liabilities." The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to it. Substantially all of the Company's legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 9, "Remedial Liabilities."

        The first reason for the Company becoming subject to certain legal proceedings in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the "CSD Canadian Subsidiaries") formerly owned by the Sellers (which subsidiaries were not part of the Sellers' bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the Canadian Subsidiaries were then involved. The second reason is that, on the Closing Date for the CSD assets, there were ongoing legal proceedings (which include the FUSRAP Legal Proceedings described below), which directly involved certain of the CSD assets of which the Company became the owner and operator. While the Company did not agree to be responsible for damages or other liabilities of the Sellers relating to such proceedings, these proceedings might nevertheless affect the future operation of those CSD assets. The third reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that it would indemnify the Sellers against certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers' share of certain cleanup costs payable to governmental entities under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund Act") or analogous state Superfund laws. As described below, the Company and the Sellers are not in complete agreement at this time as to the scope of the Company's indemnity obligations under the Sale Order and the Acquisition Agreement with respect to certain Superfund liabilities of the Sellers.

        The principal legal proceedings related to the Company's acquisition of the CSD assets are as follows. While, as described below, the Company has established reserves for certain of these matters, there can be no guarantee that any ultimate liability we may incur for any of these matters will not exceed (or be less than) the amount of the current reserves or that it will not incur other material expenditures.

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

        Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require us to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of the Company's integration plan for the CSD assets, decided to vigorously review options which will allow us to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company's review of likely settlement possibilities, the Company now anticipates that as part of any such settlement will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At September 30, 2005, the Company had accrued $11.0 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

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

        The California Department of Health Services ("DHS") claimed in a letter to the Buttonwillow Seller delivered in 1999 that the Buttonwillow Seller did not lawfully accept the FUSRAP Wastes under applicable California law and regulations. Both DHS and the California Department of Toxic Substances Control ("DTSC") filed claims in the Sellers' bankruptcy proceedings preserving the right of those agencies to claim penalties against the Buttonwillow Seller and possibly seeking to compel removal of the FUSRAP Wastes from the Buttonwillow Landfill. However, aside from the letter to the Buttonwillow Seller and the filing of the proofs of claim in the Sellers' bankruptcy proceedings, the California agencies have not commenced any enforcement proceedings relating to the Buttonwillow Landfill. Both the Company and the Sellers believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations, and the Company would vigorously resist any efforts to require that such wastes be removed if either of the California agencies should in the future initiate any enforcement action for this purpose. The Company now estimates that the cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.9 million. However, the Company has not accrued any costs of removing the FUSRAP Wastes because the Company believes that, in the event the California agencies were in the future to initiate any enforcement action, only a remote possibility exists that a final order would be issued requiring us to remove such wastes.

        Indemnification of Certain CSD Superfund Liabilities.    The Company's agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to (i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings, (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes, and (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties ("PRPs"). As described below, there are also four other Superfund sites owned by third parties where the Sellers have been named as PRPs or potential PRPs and for which the Sellers have sent demands for indemnity to us since the Closing Date. In the case of the two properties referenced above which were included in the CSD assets, the Company is potentially directly liable for cleanup costs under applicable environmental laws because of its ownership and operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third-party sites referenced above, the Company does not have direct liability for cleanup costs but may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers' share of such cleanup costs which are payable to governmental entities.

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

        Properties Included in CSD Assets.    The CSD assets which the Company acquired include an active service center located at 2549 North New York Street in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400-acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the EPA, and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets which the Company acquired are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property, which it anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

        The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana ("BR Facility") currently undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the federal EPA pursuant to the Superfund Act concerning the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil's Swamp on the National Priorities List for further investigations and possible remediation. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company's ongoing corrective actions at the BR Facility may be sufficient to address the EPA's concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. The Company cannot now estimate the Company's potential liability for Devil's Swamp; accordingly, the Company has accrued no liability for remediation of Devil's Swamp beyond what was already accrued pertaining to the ongoing corrective actions and amounts sufficient to cover certain estimated legal fees and related expenses.

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

        Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company's estimate of the Sellers' proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At September 30, 2005, the Company had accrued $13.6 million of reserves relating to potential cleanup costs for the Marine Shale facility and the Recycling Park, Inc. site.

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

        Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers' share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the "Listed Third Party Sites"). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company's acquisition of the CSD assets in September 2002, the Sellers'

cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since the Company's purchase of the CSD assets as described in the following two paragraphs. Of the six remaining Listed Third Party Sites, the Company on behalf of the Sellers are contesting with the governmental entities and PRP groups involved liability at two sites, have settled the Sellers' liability at one site, confirmed that the Sellers were ultimately not named as PRPs at one site, and plan to fund participation by the Sellers as settling PRPs at three sites. With respect to the 35 Listed Third Party Sites, the Company had reserves of $18.1 million at September 30, 2005.

        With respect to one of those 35 sites (the "Helen Kramer Landfill Site"), the Sellers had entered (prior to the Sellers commencing their bankruptcy proceeding in June 2000) into settlement agreements with certain members of the PRP group which agreed to perform the cleanup of that site in accordance with a consent decree with governmental entities, in return for which the Sellers received a conditional release from such governmental entities. Following the Sellers' commencement of their bankruptcy proceeding, the Sellers failed to satisfy their payment obligations to those PRPs under those settlement agreements.

        In November 2003, certain of those PRPs made a demand directly on the Company for the Sellers' share of the cleanup costs incurred by the PRPs with respect to the Helen Kramer Landfill Site. However, at a hearing in the Bankruptcy Court on January 6, 2004 on a motion by those PRPs seeking an order that the Company was liable to such PRPs under the terms of the Sale Order, the Bankruptcy Court declined to hear the motion on the ground that those PRPs (which are not governmental entities) have no right to seek direct payment from the Company for any portion of the cleanup costs which they have incurred in connection with that site. The Company's legal position is that when the Sellers' plan of reorganization became effective in December 2003, the Sellers likely were discharged from their obligations to those PRPs for that site. The Sellers have never made an indemnity request upon the Company for any obligations relating to that site. The PRPs indicated their intention to pursue additional recourse against the Company, but the Company filed in February 2005 a complaint with the Bankruptcy Court seeking declaratory relief that the injunction in the Sale Order is operative against those PRPs' efforts to proceed directly against the Company and seeking sanctions against those PRPs for violating that injunction. On April 20, 2005, the Company's general counsel advised the Company that its exposure to liability for the Sellers' obligations with respect to the Helen Kramer Landfill Site was no longer "probable," and the Company therefore reversed a $1.9 million reserve which it had established with respect to those potential liabilities in connection with its acquisition of the CSD assets. The reversal of the $1.9 million reserve was recorded to selling, general and administrative expenses. On October 19, 2005, the Bankruptcy Court granted the PRPs' motion to dismiss the count of the Company's complaint seeking sanctions against them for contempt, but the remaining counts of the Company's complaint seeking declaratory relief remain to be resolved.

        By letters to us dated September 22 and 28, 2004, and January 22 and 28, 2005, the Sellers identified, in addition to the 35 Listed Third Party Sites, four additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such four additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any), which the Sellers may incur in connection with such four additional sites. The Company intends to assist the Sellers in providing information now in the Company's possession with respect to such four additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those four additional sites, the Company may have some liability independently of the Sellers' involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those four additional sites that are both probable and estimable at this time, and the Company therefore has not established any reserves for any potential liabilities of the Sellers in connection therewith. It is expressly the Company's legal position that it is not liable at any of the four sites for any and/or all of the Sellers' liabilities. In any event, at one site the potential liability of the Seller(s) is de minimis and a settlement has already been offered to the Seller(s) to that effect, and at one site the Company believes that the Seller(s) shipped no wastes or substances into the site and therefore the Seller(s) have no liability. For the other two sites, the Company cannot estimate the amount of the Sellers' liabilities, if any, at this time, and that irrespective of whatever liability the Sellers may or may not have, the Company reaffirms its position that the Company does not have any liability for any of the four sites including these two particular sites.

        Inactive Third Party Superfund Sites.    In addition to the Superfund sites owned by third parties described in the preceding paragraphs, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties that the Company believes are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations by the Sellers. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited "re-opener" provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. The Company has not established reserves for any of the inactive sites because it believes that the Sellers' cleanup liabilities with respect to those sites have already been resolved and that, under the Sale Order, it would not be responsible for such liabilities in any event.

Other Legal Proceedings Related to CSD Assets

        In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs which are represented by the same law firm have filed three lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC ("CH Plaquemine"), one of the Company's subsidiaries, acquired as part of the CSD assets. The first such lawsuit was filed in December 2003 in the 18th Judicial District Court in Iberville Parish, Louisiana, against CH Plaquemine under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a "new area of concern" at the facility, which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that CH Plaquemine's former facility manager made false representations and failed to disclose material information to the regulators about the facility after CH Plaquemine acquired it in September 2002. The plaintiffs seek an order declaring the facility to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties of $27,500 per violation per day from and after November 17, 2003, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney's fees. On January 14, 2005, the state district court judge granted the plaintiffs' petition for a preliminary (or temporary) injunction restraining the subsidiary from disposing of hazardous waste in the injection well. On January 18, 2005 (the next day the court was again open for business) CH Plaquemine filed a motion seeking to stay the preliminary injunction, which the same judge granted. The legal effect of the stay order was to allow the facility to continue normal business operations and to continue injecting hazardous waste, pending an appeal. In accordance with the stay order that was granted in favor of the subsidiary, CH Plaquemine has appealed the court's initial ruling granting the preliminary (or temporary) injunction to the Louisiana First Circuit Court of Appeal in Baton Rouge, and that appeal is presently pending.

        In February 2005 this same group of plaintiffs sent notice to the Louisiana Department of Environmental Quality that they intended to file a second citizen suit. In April 2005, the second citizen suit petition was filed naming Clean Harbors, Inc. ("CHI"), Clean Harbors Environmental Services, Inc. ("CHESI"), and an employee of CHESI as defendants. The second citizen suit alleges that CHI, CHESI and the CHESI employee are liable for conduct based upon claims that are substantially similar in nature to those filed against CH Plaquemine in the original citizen suit and also alleges that CHI and CHESI are liable for certain aspects of the operations of CH Plaquemine under the lawsuit's so-called "Single Business Entity Doctrine." This second lawsuit seeks civil penalties of $10,000 per day per violation from an unspecified date.

        In June 2005, the same plaintiff's lawyers who filed the two lawsuits described immediately above filed a petition to add CHI, CHESI, CH Plaquemine and the two (one former, one current) employee defendants, to a lawsuit commenced in 1996 against the former owner of the site. While the allegations of that suit are slightly different from the two lawsuits described above, CHI and CHESI are again named in the petition as defendants based largely on the so-called "Single Business Entity Doctrine." This third lawsuit also names as defendants certain former owners and operators of the facility and the insurance company that currently provides environmental impairment liability insurance coverage for the facility, and seeks unspecified compensatory and punitive damages and attorney's fees.

        The Company believes that all three of these lawsuits are without merit, and are vigorously defending against the claims made. The Company further believes that, since its acquisition by CH Plaquemine, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the "new area of concern" complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs' claims relate to actions or omissions allegedly taken or caused prior to September 2002 by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. Prior to September 30, 2005, the Company had incurred legal expenses in connection with defending against these three lawsuits that satisfied the $1.0 million deductible on the Company's environmental impairment liability insurance applicable to the Plaquemine facility. Because the Company believes the claims against CH Plaquemine, CHI and CHESI in the three lawsuits are without merit and that the Company has adequate insurance to cover any future liabilities associated with such lawsuits, the Company does not now maintain any reserves associated with the three Plaquemine lawsuits.

Legal Proceedings Not Related to CSD Assets

        In addition to the legal proceedings in which the Company became involved as a result of the Company's acquisition of the CSD assets, the Company is also involved in certain legal proceedings which have arisen for other reasons. The principal such legal proceedings include certain Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, certain regulatory proceedings, and litigation involving the former holders of the Company's subordinated notes.

  Superfund Sites Not Related to CSD Acquisition

        The Company has been named as a PRP at 28 sites that are not related to the CSD acquisition. Fourteen of these sites involve two subsidiaries, which the Company acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of that acquisition, ChemWaste agreed to indemnify us with respect to any liability of those two subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending those two subsidiaries in those 14 cases, including legal fees and settlement costs.

        The Company's subsidiary which owns the Bristol, Connecticut facility is involved in one of the 28 Superfund sites. As part of the acquisition of that facility, the seller and its now parent company, Cemex, S.A., agreed to indemnify us with respect to any liability for waste disposed of before the Company acquired the facility, which would include any liability arising from Superfund sites.

        Eleven of the 28 Superfund sites involve subsidiaries acquired by the Company which had been designated as PRPs with respect to such sites prior to its acquisition of such subsidiaries. Some of these sites have been settled, and the Company believes its ultimate liability with respect to the remaining such sites will not be material to its result of operations, cash flow from operations or financial position.

        As of September 30, 2005, the Company had reserves of $0.2 million for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company's ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

  EPA Enforcement Actions

        Kimball Facility.    On April 2, 2003, Region VII of the U.S. Environmental Protection Agency ("EPA Region VII") in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing ("CCO") on the Company's subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation ("NOV") for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project ("SEP"). The Company will be required to perform and account for the SEP in accordance with the EPA's SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company's own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company's subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At September 30, 2005, the Company had accrued $132 thousand for its SEP liability.

        Chicago Facility.    By letter dated January 16, 2004, Region V of the EPA ("EPA Region V") in Chicago, Illinois notified us that EPA Region V believes the Company's Chicago, Illinois facility may be in violation of the National Emission Standard for Benzene Waste Operations Subpart FF regulations promulgated under the Clean Air Act and that EPA Region V may seek injunctive relief and civil penalties for these alleged violations. The alleged violations pertain to total annual benzene quantity determinations and reporting, provisions of individual waste stream identification and emissions control information, and treatment and control requirements for the benzene waste streams. The Company believes that its Chicago facility complies in all material respects with these regulations and has now concluded settlement discussions with EPA Region V to resolve the issues described in the letter from EPA Region V without litigation. The Company's position during the course of the negotiations was that it had properly relied upon prior EPA guidance in employing the Company's mid-point methodology in calculating its reports on benzene emissions and made those calculations in good faith. It also became apparent to the Company that same methodology was also employed by us at several other Clean Harbors' facilities (Bristol, CT; Cincinnati, OH; Braintree, MA; and Kimball, NE as well as Chicago, IL) and that, furthermore, the facilities previously owned and operated by the Chemical Services Division of Safety-Kleen also utilized that same methodology prior to and subsequent to their acquisition by the Company. Accordingly, the Company voluntarily self-disclosed that circumstance to the US EPA and entered into a global settlement by way of a Consent Order ending the dispute. The Company will pay a $300,000 fine for all the facilities and have agreed to an EPA mandated formula for calculating benzene emissions in the future. The Consent Order does not impose either financial or operationally material requirements.

  State and Provincial Enforcement Actions

        Chicago Facility.    On February 12, 2004, the Company's subsidiary which owns the Chicago facility was notified by the Illinois Attorney General's Office that an enforcement action was being initiated against such facility. The enforcement action alleges that the Chicago facility has violated its operating permit, certain Illinois Pollution Control Board regulations, and allegedly applicable provisions of the National Emission Standards for Hazardous Air Pollutants ("NESHAPs"). The Illinois Attorney

General's Office announced that it was seeking $170 thousand in penalties. The Company's legal and compliance representatives have held discussions with the Illinois Attorney General's Office and the Illinois Environmental Protection Agency, and anticipate that a Supplemental Environmental Project will be negotiated that will substantially reduce the cash component of the penalty in exchange for agreeing to the installation of equipment upgrades at the facility designed to address and control air emissions from operations. These negotiations are ongoing, and although significant progress has been made, there can be no assurance that a settlement can be reached or that the penalty will be reduced.

        Aragonite, Utah Facility.    In February 2005, the Utah Department of Environmental Quality ("Utah DEQ") issued a Notice of Violation and Compliance Order ("NOVCO") No. 0405013 against the Clean Harbors Aragonite, LLC incinerator, transfer station and storage facility located near Aragonite, Utah ("CH Aragonite"). The NOVCO pertains to hazardous waste compliance inspections conducted from October 2003 through September 2004 at CH Aragonite. CH Aragonite filed a detailed and comprehensive response to the NOVCO in April 2005. The DEQ assessed a proposed penalty of $129,860. On September 16, 2005, CH Aragonite entered into a Consent Order with the Utah DEQ, settling this enforcement action by agreeing to pay a reduced penalty of $114,912.

        Kimball Facility.    On October 11, 2005, the Company was notified by the Nebraska Department of Environmental Quality (NDEQ) that the Company's Kimball facility had violated terms of its permit by accepting a prohibited waste stream identified as FO27 on three occasions. The NDEQ also noted a second violation related to failure to make a hazardous waste determination concerning certain rinseate wash water. The NDEQ determined that no further corrective action was required on either of these violations, however the NDEQ did refer the matter to the Nebraska Attorney General for monetary penalties. The Attorney General has proposed settlement at $145,000 to be evenly split between civil penalties and a supplemental environmental project (SEP). The Company intends to pursue settlement discussions with the Nebraska Attorney General's Office to resolve the matter.

        London, Ontario Facility.    Clean Harbors Environmental Services Inc., and one of the Company's Canadian subsidiaries, Clean Harbors Canada, Inc., received a summons from the Provincial Ministry of Labour alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The matter is pending in the Ontario Court of Justice in London, Ontario. The initial appearance on this matter occurred on November 22, 2004, and in the spring of 2005 the Company filed a pre-trial motion to quash the charges based on the jurisdictional argument that the Provincial Ministry of Labour lacked jurisdiction to lay charges as the jurisdiction to do so rests with the Federal Government under the Canadian Labour Code. In continuing the pre-trial proceedings, the court has decided that the Company will file an affidavit in support of the Company's motion with the Crown in mid-December, 2005 and receive a cross motion from the Crown. The Company expects the hearing on the motions to be held sometime in late winter 2006. The Company has not accrued any liability associated with this matter because any potential liability is not now estimable.

        Summons To Respond to Environment Canada.    On July 15, 2005 a Summons was received from a Justice of the Peace for the Province of Ontario by the Company's Lambton Facility in Sarnia, Ontario, Canada requiring the Company to appear in the Ontario Court of Justice in Sarnia, Ontario, on September 19, 2005 to answer charges alleging that at various times between January, 2003 and

June 2004, the Company failed to provide manifest copies to Environment Canada within three days after the manifest is provided to the first authorized carrier and failure to provide an inspector with outstanding manifests; importation of environmentally hazardous waste without an authorized carrier; and failure to submit notice information to the Minister. Such alleged failures if true, would be contrary to: section 7(o) of the Export and Import of Hazardous Waste Regulations; section 272 (1)(a) of the Canadian Environmental Protection Act, 1999, c-33; paragraph 3(1) of the Environmental Emergency Regulations; section 32 (a) of the Export and Import of Hazardous Waste Regulations; section 30(a) of the Export and Import of Hazardous Wastes Regulations and section 13(1)(a) of the Transportation of Dangerous Goods Act, 1992.

        The Company's attorneys appeared at the proceeding on September 19, 2005 and received additional information regarding the alleged technical offenses. The Company is presently reviewing those materials. The next court appearance on the matter is November 21, 2005, at which time the Company anticipates that the matter will be adjourned to a future date while the Company determines whether it intends to contest the charges.

Contingency

        Litigation Involving Former Holders of Subordinated Notes.    On April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the "Lenders") $35.0 million of 16% Senior Subordinated Notes due 2008 (the "Subordinated Notes") as part of its refinancing of all our then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the "Purchase Agreement"), the Company was also required to pay a $350 thousand closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company's common stock (the "Warrants") exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company's ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, it would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called "Make Whole Amount" computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Subordinated Notes. The Purchase Agreement also provided that, if the Company should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called "Make Whole Amount" then in effect.

        During several months prior to the Company's acquisition of the CSD assets effective September 7, 2002, the Company sought the Lenders' cooperation with respect to such acquisition and to include the Lenders in a refinancing of the Company's outstanding debt (which might involve leaving the Subordinated Notes outstanding or refinancing them). The Lenders, however, ultimately refused to provide any such cooperation. The Company thus notified the Lenders that it was proceeding with the acquisition of the CSD assets, which would be a violation of certain covenants in the Purchase Agreement, and the Lenders then called the Subordinated Notes for payment, including principal, interest and the "Make Whole Amount" of $16,991,129, an amount equal to 48.5% of the principal amount of the Subordinated Notes. In response to the Lenders' demand, the Company immediately paid in full the amount demanded, while notifying the Lenders that the Company was paying the "Make Whole Amount" under protest.

        Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Superior Court in Norfolk County, Massachusetts asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Superior Court in Suffolk County, Massachusetts seeking a declaratory judgment that the "Make Whole Amount" is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders' actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also sought a judgment that those Lenders' receipt of their share of the "Make Whole Amount," the closing payment and the fair value of the Warrants constitute a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Superior Court in Suffolk County, Massachusetts, which motion was granted. Discovery in the proceedings was completed and all parties served and filed motions for summary judgment. On March 15, 2004, the Court granted summary judgment for the Lenders ruling that the "Make Whole Amount" was enforceable and that the Lenders had not violated the Massachusetts usury laws, and on May 15, 2004 the Court ordered us to pay $323 thousand to the Lenders for legal and expert cost reimbursement. The Company appealed the Court's rulings, and the Lenders cross-appealed as to the amount of legal and expert cost reimbursement.

        On August 29, 2005, the Massachusetts Appeals Court issued a decision affirming the Superior Court's ruling that the "Make Whole Amount" was enforceable, reversing the Superior Court's ruling that certain of the Lenders (which collectively held 37.1% of the Subordinated Notes) had not violated the Massachusetts usury laws and remanding the case to the Superior Court for further proceedings on that issue, and affirming the Superior Court's order that the Company pay $323 thousand to the Lenders for legal and expert costs but denying the Lenders' appeal for additional reimbursements. The Company cannot predict what remedy, if any, the Superior Court might have fashioned to address the violation by certain of the Lenders of the Massachusetts usury laws as found by the Appeals Court, and, on September 16, 2005, the Company appealed the Appeals Court's decision to the Massachusetts Supreme Judicial Court. However, on October 13, 2005, the Company and the defendants settled the case. Under the terms of the settlement, the Company withdrew our appeal of the decision by the Massachusetts Appeals Court and agreed to forego any relief the Superior Court might have fashioned relating to the violation of the usury laws found by the Appeals Court, and the defendants agreed to forego payment of the legal fees and costs awarded to them by the Superior Court.

(8)    Closure and Post-closure Liabilities

        Reserves for closure and post-closure obligations are as follows (in thousands):

	September 30, 2005	December 31, 2004
Landfill facilities:
Cell closure	$15,274	$14,959
Facility closure	587	1,726
Post-closure	831	2,203

	16,692	18,888
Non-landfill retirement liability:
Facility closure	5,568	6,763

	22,260	25,651
Less obligation classified as current	2,849	2,930

Long-term closure and post-closure liability	$19,411	$22,721

        All of the landfill facilities included in the table above are active as of September 30, 2005.

        Anticipated payments at September 30, 2005 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining three months 2005	$442
2006	3,275
2007	4,248
2008	4,773
2009	2,120
Thereafter	207,951

Undiscounted closure and post-closure liabilities	222,809
Less: Reserves to be provided (including discount of $117.0 million) over remaining site lives	(200,549)

Present value of closure and post-closure liabilities	$22,260

        The changes to closure and post-closure liabilities for the nine months ended September 30, 2005 are as follows (in thousands):

	December 31, 2004	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	September 30, 2005
Landfill retirement liability	$18,888	$681	$2,100	$(375)	$(4,503)	$30	$(129)	$16,692
Non-landfill retirement liability	6,763	—	603	(649)	35	8	(1,192)	5,568

Total	$25,651	$681	$2,703	$(1,024)	$(4,468)	$38	$(1,321)	$22,260

        The following table presents the change in remaining highly probable airspace from December 31, 2004 through September 30, 2005 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2004	28,454
Consumed during nine months ended September 30, 2005	(491)
Addition to highly probable airspace during nine months ended September 30, 2005	1,200

Remaining capacity at September 30, 2005	29,163

        New asset retirement obligations incurred in 2005 are being discounted at the credit-adjusted risk-free rate of 10.25% and inflated at a rate of 2.16%.

        As of September 30, 2005, there were four unpermitted expansions included in the Company's landfill accounting model, which represents 35.7% of the Company's remaining airspace at that date. Of these expansions, three do not represent exceptions to the Company's established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed, the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application would not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. Had the Company not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the nine months ended September 30, 2005 would have been higher by $426 thousand.

(9)    Remedial Liabilities

        Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA or other applicable laws. The Company's operating subsidiaries' remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time

Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from Company activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that the Company is a potentially responsible party and/or is potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 7, "Legal Proceedings," Superfund liabilities also include certain Superfund liabilities to governmental entities for which the Company is potentially liable to reimburse the Sellers in connection with the Company's 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

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

        The Company records environmental-related accruals for remedial obligations at both its landfill and non-landfill operations. See Note 4 in the Annual Report filed on Form 10-K/A for the year ended December 31, 2004 for further discussion of the Company's methodology for estimating and recording these accruals.

        Reserves for remedial obligations are as follows (in thousands):

	September 30, 2005	December 31, 2004
Remedial liabilities for landfill sites	$4,972	$4,985
Remedial liabilities for discontinued facilities not now used in active conduct of the Company's business	91,971	95,116
Remedial liabilities (including Superfund) for non-landfill open sites	51,909	55,516

	148,852	155,617
Less obligation classified as current	10,861	11,328

Long-term remedial liability	$137,991	$144,289

        Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining three months 2005	$2,445
2006	10,962
2007	11,613
2008	12,046
2009	11,757
Thereafter	141,208

Undiscounted remedial liabilities	190,031
Less: Discount	(41,179)

Present value of remedial liabilities	$148,852

        The anticipated payments for Long-term Maintenance range from $4.2 million to $6.3 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $3.8 million to $6.1 million per year with an average expected payment of $4.7 million per year. Legal and Superfund liabilities payments are expected to be between $0.4 million and $2.5 million per year for the next five years. These estimates are managed on a daily basis, reviewed at least quarterly, and adjusted as additional information becomes available.

        The changes to remedial liabilities for the nine months ended September 30, 2005 are as follows (in thousands):

	December 31, 2004	Accretion	Benefit From Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	September 30, 2005
Remedial liabilities for landfill sites	$4,985	$162	$(131)	$78	$(122)	$4,972
Remedial liabilities for discontinued sites not now used in the active conduct of the Company's business	95,116	3,248	(3,708)	(5)	(2,680)	91,971
Remedial liabilities (including Superfund) for non-landfill operations	55,516	1,770	(4,177)	550	(1,750)	51,909

Total	$155,617	$5,180	$(8,016)	$623	$(4,552)	$148,852

        Included in the $8.0 million benefit from changes in estimate recorded to the statement of operations is the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Note 7, "Legal Proceedings;" a $2.1 million reduction for financial assurance costs for remedial liabilities that resulted from the renegotiation of financial assurance for closure and post-closure care for six of the

Company's facilities and the Company's improved financial performance; and a net $4.0 million benefit due to (i) the discounting effect of delays in certain remedial projects, (ii) cost reductions negotiated with vendors and permit fee reductions, and (iii) a pattern of historical spending being less than originally expected. Of the $8.0 million benefit recorded for the nine months ended September 30, 2005, $5.9 million of the benefit was recorded to selling, general and administrative expenses, and the $2.1 million adjustment for financial assurance costs were recorded to cost of revenue.

        Remedial liabilities, including Superfund liabilities.    As described in the tables above under "Reserves for remedial obligations," the Company had as of September 30, 2005 a total of $148.9 million of estimated liabilities for remediation of environmental contamination, of which $5.0 million related to the Company's landfills and $143.9 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 56 Superfund sites as of September 30, 2005. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or the Sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.

        Remediation liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminants differ from the results of the site investigation, and there is a risk that contaminants exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful, which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional or new information becomes available.

        In connection with the Company's acquisition of the CSD assets, the Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisition. Those remedial liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities. In the case of each such facility and site, the Company's estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated cleanup activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company's analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of September 30, 2005 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $148.9 million. The Company also estimates that it is "reasonably possible" as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such total liabilities could be up to $22.0 million greater than such $148.9 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company's satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

        Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company's business (16 facilities)	$36,937	24.8%	$7,705
Discontinued CSD facilities not now used in active conduct of the Company's business but acquired because assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (17 facilities)	91,781	61.7	11,154
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (18 sites)	18,051	12.1	1,652
Sites for which the Company had liabilities prior to the acquisition of CSD assets (4 Superfund sites and 7 other sites)	2,083	1.4	1,480

Total	$148,852	100.0%	$21,991

        Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$37,233	25.0%	$5,259
Bridgeport, NJ	Closed incinerator	27,832	18.7	3,409
Marine Shale Processors	Potential third party Superfund site	13,573	9.1	1,382
Mercier, Quebec	Open incineration facility and legal proceedings	11,736	7.9	1,194
Roebuck, SC	Closed incinerator	9,556	6.4	834
San Jose, CA	Open treatment, storage, or disposal facility	7,457	5.0	841
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	36,770	24.7	8,609
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the Sellers (or their predecessors) are present (21 sites)	4,695	3.2	463

Total		$148,852	100.0%	$21,991

        Revisions to remedial reserve requirements may result in upward or downward adjustments to earnings from operations in any given period. The Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. It is reasonably possible that legal, technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

(10)    Business Interruption Insurance Recovery

        As more fully described in the Form 10-K/A for the year ended December 31, 2004, the Company purchased from Safety-Kleen Services, Inc. (the "Seller") and certain of the Seller's domestic subsidiaries substantially all of the assets of the Chemical Services Division of Safety-Kleen Corp. ("Safety-Kleen"), effective September 7, 2002. The sale included the operating assets of certain of the Seller's subsidiaries in the United States and the stock of five of the Seller's subsidiaries in Canada.

        Shortly before the acquisition, the BDT facility in New York State was destroyed by fire. BDT was one of the assets acquired in the acquisition, and the purchase and sale agreement between the Company and Safety-Kleen was amended to take account of the destruction of the facility. Under the acquisition agreement, the Company was assigned the rights to Safety-Kleen's insurance for the facility that included insurance for real property, personal property and business interruption.

        During the quarter ended September 30, 2005 the Company settled the insurance claim and as such recorded an additional gain relating to business interruption insurance of $1.6 million for the three month period ended September 30, 2005. The gain is included as a reduction to selling, general and administrative expenses.

(11)    Other Income (expense)

        For the nine months ended September 30, 2005 other income of $0.4 million consisted primarily of a gain relating to the settlement of an insurance claim.

        As described in the Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company issued $25.0 million of Series C Preferred Stock on September 10, 2002. The Company determined that the Series C Preferred Stock should be recorded on the Company's financial statements as though the Series C Preferred Stock consisted of two components, namely (i) a non-convertible redeemable preferred stock (the "Host Contract") with a 6% annual dividend, and (ii) an embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series C Preferred Stock to convert into the Company's common stock on the terms set forth in the Series C Preferred Stock. The Company recorded in other long-term liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically marked that value to market. As of June 30, 2004, the market value of the Embedded Derivative was determined to be $11.2 million and the Company recorded expense of $1.6 million for the six-month period ended June 30, 2004 to reflect such adjustment. On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. The settlement of the Embedded Derivative liability will result in no additional other income (expense) being recorded in future periods related to the Embedded Derivative.

(12)    Loss on Refinancing

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

(13)    Income Taxes

        SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at September 30, 2005 and December 31, 2004, the Company continued to maintain a full valuation allowance against the Company's net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. The Company will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

        The Company had approximately $45.2 million of net operating loss carryforwards at December 31, 2004.

(14)    Earnings (Loss) Per Share

        The following is a calculation of basic and diluted income (loss) per share computations (in thousands except for per share amounts) for the three-and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$5,457
Less preferred stock dividends	(70)

Basic earnings attributable to common shareholders	$5,387	15,416	$0.35

Net income and effect of dilutive securities	$5,457	2,228

Diluted earnings attributable to common shareholders	$5,457	17,644	$0.31

	Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$4,441
Less preferred stock dividends	(112)

Basic earnings attributable to common shareholders	$4,329	14,108	$0.31

Net income and effect of dilutive securities	$4,441	3,338

Diluted earnings attributable to common shareholders	$4,441	17,446	$0.25

	Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$17,669
Less preferred stock dividends	(210)

Basic earnings attributable to common shareholders	$17,459	15,081	$1.16

Net income and effect of dilutive securities	$17,669	2,276

Diluted earnings attributable to common shareholders	$17,669	17,357	$1.02

	Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share
Net loss	$(4,869)
Less redemption of Series C preferred stock and dividends and accretion on preferred stock	11,728

Basic and diluted loss attributable to common shareholders	$(16,597)	14,038	$(1.18)

        For the three-month and nine month periods ended September 30, 2005, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculations.

        Because the effects would be anti-dilutive for certain periods presented, the above computations of diluted income (loss) per share excludes the following: (i) for the three- and nine month periods ended September 30, 2004 the effects of 0.8 and 1.7 million options outstanding, respectively, (ii) for both the three- and nine- month periods ended September 30, 2004 the effects of the conversion of the Series B Preferred Stock into 0.3 million shares of common stock, and (iii) for the nine-month period ended September 30, 2004 the effect of 2.8 million warrants outstanding.

(15)    Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

        As more fully described in Note 18 of the Form 10-K/A for the year ended December 31, 2004, the Company redeemed 25,000 shares of Series C Preferred Stock on June 30, 2004. For the three and nine month periods ended September 30, 2005, dividends and accretion on preferred stocks consisted of dividends on the Company's Series B Convertible Preferred Stock of $70 thousand and $210 thousand, respectively.

        For the three month period ended September 30, 2004, Redemption on Series C Redeemable Preferred stock and dividends and accretion on Preferred Stocks consisted of dividends of $112 thousand on the Series B Preferred Stock. For the nine month period ended September 30, 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, dividends on preferred stocks of $1.0 million, and amortization of preferred stock discount and issuance cost of $0.7 million.

(16)    Stockholders' Equity

        As further discussed in Note 18, "Redeemable Series C Preferred Stock" to the financial statements filed on Form 10-K/A with the Securities and Exchange Commission, on June 30, 2004, the Company issued warrants to purchase 2.8 million shares of the Company's common stock. The warrants issued are exercisable at $8.00 per common share and expire on September 10, 2009. Warrants exercised from December 31, 2004 through September 30, 2005 are as follows:

Warrants outstanding at December 31, 2004	2,775,000
Shares of common stock issued on February 11, 2005	(420,571)
Warrants cancelled upon cashless exercise on February 11, 2005	(296,489)

Warrants outstanding at September 30, 2005	2,057,940

        On May 18, 2005, the Company filed a Restated Articles of Organization with the Massachusetts Secretary of State. As a result, the authorized shares of common stock increased from 20,000,000 to 40,000,000, the authorized shares of Series A Convertible Preferred Stock decreased from 894,585 to zero and the authorized shares of Series C Convertible Preferred Stock decreased from 25,000 to zero. The Company's current authorized number of shares is 40,000,000 for common stock and 1,080,415 for preferred stock (of which 156,416 have been designated as Series B Convertible Preferred Stock).

        Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15, April 15 and July 15, 2005 were paid in cash. However, because of loan covenant restrictions then in place, the Company issued 12,531 and 15,255 shares of its common stock, respectively, in payment of the January 15 and April 15, 2004 dividend requirements. The dividend due on July 15, 2004 was paid in cash.

(17)    Segment Reporting

        Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, non-recurring severance charges, (gain) loss on disposal of assets held for sale, and other (income) expense ("Adjusted EBITDA Contribution"). Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

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

        The operations not managed through the Company's two operating segments are presented herein as "Corporate Items." Corporate item revenues consist of two different operations where the revenues are insignificant and represents approximately one-tenth of one percent of the Company's total revenue. Corporate item cost of revenue represents certain central services that are not allocated to the segments for internal reporting purposes. Corporate item selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company's two segments.

        The following tables reconcile revenues from third party revenue to direct revenue for the three- and nine-month periods ended September 30, 2005 and 2004. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the management of operations.

	For the Three Months Ended September 30, 2005
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$116,368	$62,211	$1	$178,580
Intersegment revenues	91,097	8,495	1,043	100,635

Gross revenues	207,465	70,706	1,044	279,215
Intersegment expenses	(83,687)	(16,889)	(59)	(100,635)

Direct revenue	$123,778	$53,817	$985	$178,580

	For the Three Months Ended September 30, 2004
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$111,840	$50,465	$345	$162,650
Intersegment revenues	90,663	7,502	709	98,874

Gross revenues	202,503	57,967	1,054	261,524
Intersegment expenses	(82,233)	(15,446)	(1,195)	(98,874)

Direct revenue	$120,270	$42,521	$(141)	$162,650

	For the Nine Months Ended September 30, 2005
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$341,173	$175,804	$479	$517,456
Intersegment revenues	265,713	25,310	1,393	292,416

Gross revenues	606,886	201,114	1,872	809,872
Intersegment expenses	(245,089)	(47,018)	(309)	(292,416)

Direct revenue	$361,797	$154,096	$1,563	$517,456

	For the Nine Months Ended September 30, 2004
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$327,506	$138,956	$576	$467,038
Intersegment revenues	270,598	21,982	2,094	294,674

Gross revenues	598,104	160,938	2,670	761,712
Intersegment expenses	(248,280)	(44,143)	(2,251)	(294,674)

Direct revenue	$349,824	$116,795	$419	$467,038

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Technical Services	$123,778	$120,270	$361,797	$349,824
Site Services	53,817	42,521	154,096	116,795
Corporate Items	985	(141)	1,563	419

Total	178,580	162,650	517,456	467,038

Cost of Revenues:
Technical Services	85,551	83,417	252,850	243,950
Site Services	42,011	33,001	117,502	90,939
Corporate Items	1,447	417	3,638	5,248

Total	129,009	116,835	373,990	340,137

Selling, General & Administrative Expenses:
Technical Services	12,653	11,919	37,289	34,973
Site Services	5,398	4,359	16,160	12,954
Corporate Items	9,413	9,889	23,684	28,096

Total	27,464	26,167	77,133	76,023

Adjusted EBITDA:
Technical Services	25,574	24,934	71,658	70,901
Site Services	6,408	5,161	20,434	12,902
Corporate Items	(9,875)	(10,447)	(25,759)	(32,925)

Total	22,107	19,648	66,333	50,878
Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,633	2,546	7,883	7,753
Depreciation and amortization	7,163	5,803	21,517	17,464
Non-recurring severance	—	—	—	16
Other non-recurring refinancing-related expenses	—	60	—	1,186

Income from operations	12,311	11,239	36,933	24,459
Other Income (expense), net	(83)	(85)	427	401
Change in value of embedded derivative	—	—	—	(1,590)
Loss on refinancing	—	—		(7,099)
Interest (expense), net	(5,884)	(5,576)	(17,791)	(16,377)

Income (loss) before provision for income taxes	$6,344	5,578	$19,569	$(206)

        The following table presents the total assets by reported segment (in thousands):

	September 30, 2005	December 31, 2004
Site Services	$25,241	$19,452
Technical Services	263,144	277,678
Corporate Items	224,521	207,572

Total	$512,906	$504,702

        The following table presents the total assets by geographical area (in thousands):

	September 30, 2005	December 31, 2004
United States	$421,587	$412,301
Canada	91,319	92,401

Total	$512,906	$504,702

(18)    Guarantor and Non-Guarantor Subsidiaries

        As further described in Note 6, "Financing Arrangements," the Senior Secured Notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent's material subsidiaries organized in the United States. The Notes are not guaranteed by the Company's Canadian and Mexican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

        In addition, as part of the refinancing of the Company's debt in June 2004, one of the parent's Canadian subsidiaries made a $91.7 million (U.S.) investment in the preferred stock of one of the parent's domestic subsidiaries and issued, in partial payment for such investment, a promissory note for $89.4 million (U.S.) payable to one of the parent's domestic subsidiaries. The dividend rate on such preferred stock is 11.125% per annum and the interest rate on such promissory note is 11.0% per annum. The effect of this transaction was to increase stockholders' equity of a U.S. guarantor subsidiary, to increase interest income of a U.S. guarantor subsidiary, to increase debt of a foreign non-guarantor subsidiary, and to increase interest expense of a foreign non-guarantor subsidiary.

        Following is the condensed consolidating balance sheet at September 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$10,288	$26,753	$10,100	$—	$47,141
Accounts receivable, net	1,362	114,170	20,250	—	135,782
Unbilled accounts receivable	—	6,423	2,108	—	8,531
Intercompany receivables	1,560	—	2,977	(4,537)	—
Deferred costs	—	3,569	798	—	4,367
Prepaid expenses	1,668	4,918	597	—	7,183
Supplies inventories	—	11,100	654	—	11,754
Income tax receivable	—	—	1,468	—	1,468
Properties held for sale	—	8,709	225	—	8,934
Property, plant and equipment, net	—	153,745	24,458	—	178,203
Deferred financing costs	7,926	—	12	—	7,938
Goodwill, net	—	19,032	—	—	19,032
Permits and other intangibles, net	—	53,545	24,883	—	78,428
Investments in subsidiaries	169,144	41,185	91,654	(301,983)	—
Deferred tax asset	—	—	701	—	701
Intercompany note receivable	—	103,386	3,701	(107,087)	—
Other assets	—	1,362	2,082	—	3,444

Total assets	$191,948	$547,897	$186,668	$(413,607)	$512,906

Liabilities and Stockholders' Equity:
Uncashed checks	$—	$6,565	$2,071	$—	$8,636
Accounts payable	—	54,605	10,792	—	65,397
Accrued disposal costs	—	1,684	1,484	—	3,168
Deferred revenue	—	15,518	4,019	—	19,537
Other accrued expenses	3,754	32,060	3,187	—	39,001
Income taxes payable	1,631	448	342	—	2,421
Intercompany payables	—	4,537	—	(4,537)	—
Closure, post-closure and remedial liabilities	—	155,087	16,025	—	171,112
Long-term obligations	148,246	—	—	—	148,246
Capital lease obligations	—	5,609	741	—	6,350
Other long-term liabilities	—	—	13,788	—	13,788
Intercompany note payable	3,701	—	103,386	(107,087)	—
Accrued pension cost	—	—	634	—	634

Total liabilities	157,332	276,113	156,469	(111,624)	478,290
Stockholders' Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	155	—	2,236	(2,236)	155
Additional paid-in capital	66,839	198,401	4,049	(202,450)	66,839
Accumulated other comprehensive income	9,890	15,697	(4,078)	(11,619)	9,890
Retained earnings (deficit)	(42,269)	57,686	27,992	(85,678)	(42,269)

Total stockholders' equity	34,616	271,784	30,199	(301,983)	34,616

Total liabilities and stockholders' equity	$191,948	$547,897	$186,668	$(413,607)	$512,906

        Following is the condensed consolidating balance sheet at December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$76	$20,984	$—	$10,021	$—	$31,081
Marketable securities	10,000	6,800	—	—	—	16,800
Accounts receivable, net	9	100,547	—	20,330	—	120,886
Unbilled accounts receivable	—	2,817	—	2,560	—	5,377
Intercompany receivables	17,139	—	8	6,050	(23,197)	—
Deferred costs	—	3,965	—	958	—	4,923
Prepaid expenses	2,951	9,957	—	499	—	13,407
Supplies inventories	—	9,656	—	662	—	10,318
Properties held for sale	—	8,849	—	—	—	8,849
Property, plant and equipment, net	—	156,905	—	23,621	—	180,526
Deferred financing costs	8,935	—	—	15	—	8,950
Goodwill, net	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	55,236	—	25,227	—	80,463
Investments in subsidiaries	133,504	44,385	—	91,654	(269,543)	—
Deferred tax asset	—	—	—	676	—	676
Intercompany note receivable	—	99,717	—	3,701	(103,418)	—
Other assets	—	1,560	—	1,854	—	3,414

Total assets	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

Liabilities and Stockholders' Equity:
Uncashed checks	$—	$4,769	$—	$1,773	$—	$6,542
Accounts payable	—	57,716	—	12,647	—	70,363
Accrued disposal costs	—	1,630	—	1,402	—	3,032
Deferred revenue	—	17,236	—	4,824	—	22,060
Other accrued expenses	8,675	28,890	—	3,489	—	41,054
Income taxes payable	1,078	310	—	914	—	2,302
Intercompany payables	—	23,197	—	—	(23,197)	—
Closure, post-closure and remedial liabilities	—	166,211	—	15,057	—	181,268
Long-term obligations	148,122	—	—	—	—	148,122
Capital lease obligations	—	4,160	—	847	—	5,007
Other long-term liabilities	—	—	—	13,298	—	13,298
Intercompany note payable	3,701	—	—	99,717	(103,418)	—
Accrued pension cost	—	—	—	616	—	616

Total liabilities	161,576	304,119	—	154,584	(126,615)	493,664
Stockholders' Equity:
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	143	—	—	2,236	(2,236)	143
Additional paid-in capital	62,165	206,787	—	4,049	(210,836)	62,165
Accumulated other comprehensive income	8,667	14,473	—	(1,632)	(12,841)	8,667
Retained earnings (deficit)	(59,938)	15,031	8	28,591	(43,630)	(59,938)

Total stockholders' equity	11,038	236,291	8	33,244	(269,543)	11,038

Total liabilities and stockholders' equity	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

        Following is the consolidating statement of operations for the three months ended September 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$149,987	$32,557	$(3,964)	$178,580
Cost of revenues	—	111,060	21,913	(3,964)	129,009
Selling, general and administrative expenses	(1,529)	23,124	5,869	—	27,464
Accretion of environmental liabilities	—	2,434	199	—	2,633
Depreciation and amortization	—	6,071	1,092	—	7,163

Income from operations	1,529	7,298	3,484	—	12,311
Other (expense)	—	(82)	(1)	—	(83)
Interest income (expense)	(5,913)	34	(5)	—	(5,884)
Equity in earnings of subsidiaries	10,387	3,574	—	(13,961)	—
Intercompany dividend income (expense)	—	—	2,847	(2,847)	—
Intercompany interest income (expense)	—	2,747	(2,747)	—	—

Income (loss) before provision for income taxes	6,003	13,571	3,578	(16,808)	6,344
Provision for income taxes	546	274	67	—	887

Net income (loss)	$5,457	$13,297	$3,511	$(16,808)	$5,457

        Following is the consolidating statement of operations for the three months ended September 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$133,040	$—	$34,119	$(4,509)	$162,650
Cost of revenues	—	99,062	—	22,282	(4,509)	116,835
Selling, general and administrative expenses	—	20,746	—	5,481	—	26,227
Accretion of environmental liabilities	—	2,378	—	168	—	2,546
Depreciation and amortization	—	5,042	—	761	—	5,803

Income from operations	—	5,812	—	5,427	—	11,239
Other (expense)	—	(85)	—	—	—	(85)
Equity in earnings of subsidiaries	10,713	4,370	—	—	(15,083)	—
Loss on refinancing	—	—	—	—	—	—
Intercompany dividend income	—	—	—	2,610	(2,610)	—
Interest income (expense), net	(6,018)	3,054	—	(2,612)	—	(5,576)

Income (loss) before provision for income taxes	4,695	13,151	—	5,425	(17,693)	5,578
Provision for income taxes	254	73	—	810	—	1,137

Net income (loss)	$4,441	$13,078	$—	$4,615	$(17,693)	$4,441

        Following is the consolidating statement of operations for the nine months ended September 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$433,377	$95,089	$(11,010)	$517,456
Cost of revenues	—	319,455	65,545	(11,010)	373,990
Selling, general and administrative expenses	(1,482)	62,796	15,819	—	77,133
Accretion of environmental liabilities	—	7,295	588	—	7,883
Depreciation and amortization	—	18,111	3,406	—	21,517

Income from operations	1,482	25,720	9,731	—	36,933
Other income (expense)	565	(145)	7	—	427
Equity in earnings of subsidiaries	34,425	9,512	—	(43,937)	—
Intercompany dividend income (expense)	—	—	8,385	(8,385)	—
Intercompany interest income (expense)		8,089	(8,089)	—	—
Interest income (expense), net	(17,707)	(32)	(52)	—	(17,791)

Income (loss) before provision for income taxes	18,765	43,144	9,982	(52,322)	19,569
Provision for income taxes	1,096	489	315	—	1,900

Net income (loss)	$17,669	$42,655	$9,667	$(52,322)	$17,669

        Following is the consolidating statement of operations for the nine months ended September 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$384,582	$61	$94,340	$(11,945)	$467,038
Cost of revenues	—	290,503	12	61,517	(11,895)	340,137
Selling, general and administrative expenses	—	62,289	43	14,943	(50)	77,225
Accretion of environmental liabilities	—	7,248	—	505	—	7,753
Depreciation and amortization	—	15,382	—	2,082	—	17,464

Income from operations	—	9,160	6	15,293	—	24,459
Other income (expense)	(1,590)	401	—	—	—	(1,189)
Equity in earnings of subsidiaries	21,619	4,370	—	—	(25,989)	—
Loss on refinancing	(7,099)	—	—	—	—	(7,099)
Intercompany dividend income	—	—	—	2,610	(2,610)	—
Interest income (expense), net	(17,664)	4,078	—	(2,791)	—	(16,377)

Income (loss) before provision for income taxes	(4,734)	18,009	6	15,112	(28,599)	(206)
Provision for income taxes	135	220	1	4,307	—	4,663

Net income (loss)	$(4,869)	$17,789	$5	$10,805	$(28,599)	$(4,869)

        Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$30,136	$16,302	$5,653	$(43,937)	$8,154

Cash flows from investing activities:
Additions to property, plant and equipment	—	(12,256)	(1,059)	—	(13,315)
Increase in permits	—	(1,298)	—	—	(1,298)
Sales of marketable securities	10,000	6,800	—	—	16,800
Proceeds from sales of property held for sale	—	387	10	—	397
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—	—
Investment in subsidiaries	(34,425)	(9,512)	—	43,937	—

Net cash (used in) provided by investing activities	(24,425)	(5,614)	(11,314)	43,937	2,584

Cash flows from financing activities:
Change in uncashed checks	—	1,796	258	—	2,054
Proceeds from exercise of stock options	4,409	—	—	—	4,409
Dividend payments on preferred stock	(210)	—	—	—	(210)
Deferred financing costs incurred	(97)	—	—	—	(97)
Proceeds from employee stock purchase plan	399	—	—	—	399
Payments of capital leases	—	(1,193)	(156)	—	(1,349)
Dividends (paid) received	—	(5,522)	5,522	—	—

Net cash (used in) provided by financing activities	4,501	(4,919)	5,624	—	5,206

Increase (decrease) in cash and cash equivalents	10,212	5,769	(37)	—	15,944
Effect of exchange rate change on cash	—	—	116	—	116
Cash and cash equivalents, beginning of period	76	20,984	10,021	—	31,081

Cash and cash equivalents, end of period	$10,288	$26,753	$10,100	$—	$47,141

        Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(26,931)	$15,476	$(14)	$10,436	$25,989	$24,956

Cash flows from investing activities:
Additions to property, plant and equipment	—	(15,858)	—	(3,878)	—	(19,736)
Proceeds from sale of restricted investments	92,826	—	—	—		92,826
Cost of restricted investments purchased	(4,390)	—	—	—	—	(4,390)
Investment in subsidiaries	21,619	4,370	—	—	(25,989)	—
Proceeds from sales of property held for sale	—	608	—	—	—	608

Net cash provided by (used in) investing activities	110,055	(10,880)	—	(3,878)	(25,989)	69,308

Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	—	—	—	—	(107,209)
Repayments of Subordinated Loans	(40,000)	—	—	—	—	(40,000)
Net repayments under revolving credit facility	(33,492)	—		(1,676)		(35,168)
Change in uncashed checks	—	(695)		577		(118)
Deferred financing costs incurred	(10,284)	—	—	—	—	(10,284)
Proceeds from exercise of stock options	333	—	—	—	—	333
Dividend payments on Series C Preferred stock	(1,963)	—	—	—	—	(1,963)
Dividend payments on preferred stock	(112)	—	—	—	—	(112)
Proceeds from employee stock purchase plan	366	—	—	—	—	366
Payments on capital leases	—	(962)		(134)		(1,096)
Issuance of Senior Secured Notes	148,045	—	—	—	—	148,045
Redemption of Series C Convertible Preferred Stock	(25,000)	—	—	—	—	(25,000)
Cash paid in lieu of warrants	(363)	—	—	—	—	(363)
Debt extinguishment payments	(3,420)	—	—	—	—	(3,420)

Net cash used in financing activities	(73,099)	(1,657)	—	(1,233)	—	(75,989)

Increase (decrease) in cash and cash equivalents	10,025	2,939	(14)	5,325	—	18,275
Effect of exchange rate change on cash	—	—	—	150	—	150
Cash and cash equivalents, beginning of period	—	5,313	14	1,004	—	6,331

Cash and cash equivalents, end of period	$10,025	$8,252	$—	$6,479	$—	$24,756

(19)    Subsequent Event

       In October 2005, the Company issued an aggregate of 1,559,250 shares of its common stock upon exercise of previously outstanding common stock purchase warrants with an exercise price of $8.00 per share for an aggregate exercise price of $12.5 million. At October 31, 2005 warrants to purchase 498,690 shares of common stock remained outstanding.

        On November 1, 2005, the Company filed a preliminary Form S-3 registration statement with the Securities and Exchange Commission to register 2,000,000 shares of its common stock. The Company intends to use these proceeds, together with a portion of the $12.5 million of net proceeds we received in October 2005 from exercise of its previously outstanding common stock purchase warrants, to redeem $52.5 million principal amount of its outstanding 11 1/4% Senior Secured Notes due 2012. The Company expects to record a loss on the refinancing of $8.3 million that consists of $5.9 million prepayment penalty, $1.8 million write-off of deferred financing fees and a $0.6 million write-off of unamortized debt discount. To the extent, if any, that the net proceeds of this offering exceed the approximately $61.1 million required to be paid in connection with such redemption, the Company will use such excess for general corporate purposes. The issuance of common stock is dependent on favorable market conditions, and the Company provides no assurance that it will be able to consummate the planned offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in the annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2005 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" and in other documents we file from time to time with the Securities and Exchange Commission.

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

  Environmental Liabilities

        Environmental liabilities are composed of closure and post-closure liabilities and remedial liabilities.

Reserves for closure and post-closure obligations are as follows (in thousands):

	September 30, 2005	December 31, 2004
Landfill facilities:
Cell closure	$15,274	$14,959
Facility closure	587	1,726
Post-closure	831	2,203

	16,692	18,888
Non-landfill retirement liability:
Facility closure	5,568	6,763

	22,260	25,651
Less obligation classified as current	2,849	2,930

Long-term closure and post-closure liability	$19,411	$22,721

        All of the landfill facilities included in the table above are active as of September 30, 2005.

        Anticipated payments at September 30, 2005 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining three months 2005	$442
2006	3,275
2007	4,248
2008	4,773
2009	2,120
Thereafter	207,951

Undiscounted closure and post-closure liabilities	222,809
Less: Reserves to be provided (including discount of $117.0 million) over remaining site lives	(200,549)

Present value of closure and post-closure liabilities	$22,260

        The changes to closure and post-closure liabilities for the nine months ended September 30, 2005 were as follows (in thousands):

	December 31, 2004	New Asset Retirement Obligations	Accretion	Benefit From Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	September 30, 2005
Landfill retirement liability	$18,888	$681	$2,100	$(375)	$(4,503)	$30	$(129)	$16,692
Non-landfill retirement liability	6,763	—	603	(649)	35	8	(1,192)	5,568

Total	$25,651	$681	$2,703	$(1,024)	$(4,468)	$38	$(1,321)	$22,260

        The following table presents the change in remaining highly probable airspace from December 31, 2004 through September 30, 2005 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2004	28,454
Consumed during nine months ended September 30, 2005	(491)
Addition to highly probable airspace during nine months ended September 30, 2005	1,200

Remaining capacity at September 30, 2005	29,163

        Asset retirement obligations incurred in 2005 are being discounted at the credit-adjusted risk-free rate of 10.25% and inflated at a rate of 2.16%.

        As of December 31, 2004, there were three unpermitted expansions included in our landfill accounting model, which represents 32.4% of our remaining airspace at that date. Of these expansions, two do not represent exceptions to our established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application will not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. Had we not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the nine months ended September 30, 2005 would have been higher by $426 thousand.

Remedial Liabilities

        Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our operating subsidiaries' remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are potentially responsible party and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 7, "Legal Proceedings," Superfund liabilities also include certain Superfund liabilities to governmental entities for which we are potentially liable to reimburse the Sellers in connection with our 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

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

        We record environmental-related accruals for remedial obligations at both our landfill and non-landfill operations. See Note 4 in the Annual Report filed on Form 10-K/A for the year ended December 31, 2004 for further discussion of our methodology for estimating and recording these accruals.

        Reserves for remedial obligations are as follows (in thousands):

	September 30, 2005	December 31, 2004
Remedial liabilities for landfill sites	$4,972	$4,985
Remedial liabilities for discontinued facilities not now used in active conduct of our business	91,971	95,116
Remedial liabilities (including Superfund) for non-landfill open sites	51,909	55,516

	148,852	155,617
Less obligation classified as current	10,861	11,328

Long-term remedial liability	$137,991	$144,289

        Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining three months 2005	$2,445
2006	10,962
2007	11,613
2008	12,046
2009	11,757
Thereafter	141,208

Undiscounted remedial liabilities	190,031
Less: Discount	(41,179)

Present value of remedial liabilities	$148,852

        The anticipated payments for Long-term Maintenance range from $4.2 million to $6.3 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $3.8 million to $6.1 million per year with an average expected payment of $4.7 million per year. Legal and Superfund liabilities payments are expected to be between $0.4 million and $2.5 million per year for the next five years. These estimates are managed on a daily basis, reviewed at least quarterly, and adjusted as additional information becomes available.

        The changes to remedial liabilities for the nine months ended September 30, 2005 were as follows (in thousands):

	December 31, 2004	Accretion	Benefit From Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	September 30, 2005
Remedial liabilities for landfill sites	$4,985	$162	$(131)	$78	$(122)	$4,972
Remedial liabilities for discontinued sites not now used in the active conduct of the Company's business	95,116	3,248	(3,708)	(5)	(2,680)	91,971
Remedial liabilities (including Superfund) for non-landfill operations	55,516	1,770	(4,177)	550	(1,750)	51,909

Total	$155,617	$5,180	$(8,016)	$623	$(4,552)	$148,852

        Included in the $8.0 million benefit from change in estimate recorded to the statement of operations is the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Note 7, "Legal Proceedings;" a $2.1 million reduction for financial assurance for remedial liabilities that was driven by the renegotiation of financial assurance for closure and post-closure care for six of our facilities and our improved financial performance; and a net $4.0 million benefit due to (i) the discounting effect of delays in certain remedial projects, (ii) cost reductions negotiated with vendors, and (iii) a pattern of historical spending being less than previously expected and reserved. Of the $8.0 million benefit recorded for the nine months ended September 30, 2005, $5.9 million of the benefit was recorded to selling, general and administrative expenses.

        Remedial liabilities, including Superfund liabilities.    As described in the tables above under "Reserves for remedial obligations," we had as of September 30, 2005 a total of $148.9 million of estimated liabilities for remediation of environmental contamination, of which $5.0 million related to our landfills and $143.9 million related to non-landfill facilities (including Superfund sites owned by third parties). We periodically evaluate potential remedial liabilities at sites that we own or operate or to which we or the Sellers of the CSD assets (or the respective predecessors of us or the Sellers) transported or disposed of waste, including 56 Superfund sites as of September 30, 2005. We periodically review and evaluate sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of our (or the Sellers') alleged connection with the site, the extent (if any) to which we believe we may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting us (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where we conclude that it is probable that a liability has been incurred, provision is made, based upon management's judgment and prior experience, for our best estimate of the liability.

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

        In connection with our acquisition of the CSD assets, we performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which we became potentially liable as a result of the acquisition. Those remedial liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which we acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which we agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities. In the case of each such facility and site, our estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated cleanup activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon our analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, we estimate that our aggregate liabilities as of September 30, 2005 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of our owned or leased facilities and the Superfund sites for which we have current or potential liability is approximately $148.9 million. We also estimate that it is "reasonably possible" as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such total liabilities could be up to $22.0 million greater than such $148.9 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since our satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, we cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

        Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Facilities now used in active conduct of our business (16 facilities)	$36,937	24.8%	$7,705
Discontinued CSD facilities not now used in active conduct of our business but acquired because assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (17 facilities)	91,781	61.7	11,154
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (18 sites)	18,051	12.1	1,652
Sites for which we had liabilities prior to the acquisition of CSD assets (4 Superfund sites and 7 other sites)	2,083	1.4	1,480

Total	$148,852	100.0%	$21,991

        Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Discounted Remedial Liability	% of Total	Discounted Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$37,233	25.0%	$5,259
Bridgeport, NJ	Closed incinerator	27,832	18.7	3,409
Marine Shale Processors	Potential third party Superfund site	13,573	9.1	1,382
Mercier, Quebec	Open incineration facility and legal proceedings	11,736	7.9	1,194
Roebuck, SC	Closed incinerator	9,556	6.4	834
San Jose, CA	Open treatment, storage, or disposal facility	7,457	5.0	841
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (35 facilities)	36,770	24.7	8,609
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either us or the Sellers (or their predecessors) are present (21 sites)	4,695	3.2	463

Total		$148,852	100.0%	$21,991

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

        The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data" of the Annual Report on Form 10-K/A for the year ended December 31, 2004 and Item 1, "Financial Statements" in this report.

	Percentage of Total Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below):
Disposal costs to third parties	4.2	3.8	4.3	3.8
Other cost of revenues	68.0	68.0	68.0	69.0

Total cost of revenues	72.2	71.8	72.3	72.8
Selling, general and administrative expenses	15.4	16.1	14.9	16.6
Accretion of environmental liabilities	1.5	1.6	1.5	1.7
Depreciation and amortization	4.0	3.6	4.2	3.7

Income from operations	6.9	6.9	7.1	5.2
Other income (expense)	—	(0.1)	0.1	(0.3)
Loss on refinancing	—	0.0	—	(1.5)
Interest (expense), net	(3.3)	(3.4)	(3.4)	(3.4)

Income (loss) before provision for income taxes	3.6	3.4	3.8	0.0
Provision for income taxes	0.5	0.7	0.4	1.0

Net Income (loss)	3.1%	2.7%	3.4%	(1.0)%

  Earnings before Interest, Taxes, Depreciation, Amortization, Non-Recurring Severance Charges, Other Non-recurring Refinancing-Related Expenses, Change in Value of Embedded Derivative, and Gain (Loss) on Sale of Fixed Assets ("Adjusted EBITDA")

        We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as the term "Consolidated EBITDA" is defined under the Loan and Security Agreement dated June 30, 2004. This definition is net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, change in value of embedded derivative, and gain (loss) on sale of fixed assets.

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

        The following is a reconciliation of net income to Adjusted EBITDA for the nine months ended September 30, 2005:

Net income	$17,669
Accretion of environmental liabilities	7,883
Depreciation and amortization	21,517
Interest expense, net	17,791
Provision for income taxes	1,900
Other income	(427)

Adjusted EBITDA	$66,333

        The following reconciles Adjusted EBITDA to cash provided for operations for the nine months ended September 30, 2005:

Adjusted EBITDA	$66,333
Interest expense	(17,791)
Provision for income taxes	(1,900)
Allowance for doubtful accounts	(19)
Amortization of deferred financing costs	1,112
Change in environmental estimates	(9,040)
Amortization of debt discount	125
Other expense	(427)
Foreign currency (gain) on intercompany transactions	(370)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(13,988)
Unbilled accounts receivable	(3,052)
Deferred costs	579
Prepaid expenses	6,242
Accounts payable	(7,890)
Closure, post-closure and remedial liabilities	(5,873)
Deferred revenue	(2,639)
Other accrued expenses	(1,977)
Income taxes payable	(1,204)
Other, net	(67)

Net cash provided by operating activities	$8,154

  Segment data

        Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three-and nine-month periods ended September 30, 2005 and 2004. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data" and in particular Note 23, "Segment Reporting" of the Annual Report on Form 10-K/A for the year ended December 31, 2004 and Item 1, "Financial Statements" and in particular Note 17, "Segment Reporting" in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Technical Services	$123,778	$120,270	$361,797	$349,824
Site Services	53,817	42,521	154,096	116,795
Corporate Items	985	(141)	1,563	419

Total	178,580	162,650	517,456	467,038

Cost of Revenues:
Technical Services	85,551	83,417	252,850	243,950
Site Services	42,011	33,001	117,502	90,939
Corporate Items	1,447	417	3,638	5,248

Total	129,009	116,835	373,990	340,137

Selling, General & Administrative Expenses:
Technical Services	12,653	11,919	37,289	34,973
Site Services	5,398	4,359	16,160	12,954
Corporate Items	9,413	9,889	23,684	28,096

Total	27,464	26,167	77,133	76,023

EBITDA:
Technical Services	25,574	24,934	71,658	70,901
Site Services	6,408	5,161	20,434	12,902
Corporate Items	(9,875)	(10,447)	(25,759)	(32,925)

Total	$22,107	$19,648	$66,333	$50,878

  Three months ended September 30, 2005 versus the three months ended September 30, 2004

  Revenues

        Total revenues for the three months ended September 30, 2005 increased $15.9 million to $178.6 million from $162.7 million for the comparable period in 2004. Technical Services revenues for the three months ended September 30, 2005 increased $3.5 million to $123.8 million from $120.3 million for the comparable period in 2004. The primary increases in technical services revenues consisted of an increase in pricing for waste processed through our facilities of $5.7 million,

$2.1 million due to a strengthening in the Canadian dollar, a $0.4 million increase in the recycling and reclamation revenues, and an increase in CleanPack® and transportation base revenues. Partially offsetting these increases was a decrease in revenues of $7.1 million due to a decrease in the volume of waste processed through our facilities. The favorable pricing and the unfavorable volume of waste processed through our facilities were both due to lower levels of project revenues for the three months ended September 30, 2005 as compared to the same period of the prior year. Site Services revenues for the three months ended September 30, 2005 increased $11.3 million to $53.8 million from $42.5 million for the comparable period in 2004. Site Services revenues increased due to emergency response work related to Hurricane's Katrina and Rita valued at $6.3 million of direct revenue for which no similar jobs were performed in 2004. This emergency response work in 2005 represented 11.7% of Site Services revenues. Direct revenue increases in our PCB and oil disposal and recycling businesses increased $1.7 million in 2005 as compared to 2004. A number of large projects also positively impacted revenues during the quarter, partially offset by a decrease in our Canadian business attributable to the loss of a key account. Corporate Items revenues for the three months ended September 30, 2005 increased $1.1 million to $1.0 million from $(0.1) million. Corporate Items revenues in 2004 included $1.0 million of intercompany costs offsetting revenues related to discontinued operations.

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

  Cost of Revenues

        Total cost of revenues for the three months ended September 30, 2005 increased $12.2 million to $129.0 million compared to $116.8 million for the comparable period in 2004. Technical Services cost of revenues increased $2.2 million to $85.6 million from $83.4 million for the comparable period in 2004. Cost of revenues for the Technical Services segment increased by $1.3 million due to labor and related costs in the third quarter of 2005 compared to the same period in 2004. Fuel costs increased by $1.2 million; costs related to materials and supplies increased $0.9 million and outside disposal costs increased $0.7 million. These increases were partially offset by reductions in the deferred cost change associated with waste inventory levels of $0.6 million and turnaround repairs at incineration locations decreasing by $0.5 million. Site Services cost of revenue increased $9.0 million to $42.0 million from $33.0 million for the comparable period in 2004. $5.3 million of the increase in Site Services cost of revenues was attributed to the performance of emergency response jobs in 2005. Cost of revenues related to the PCB and oil disposal and recycling businesses increased $1.7 million in 2005 as compared to 2004. Corporate Items cost of revenue for the three months ended September 30, 2005 increased $1.0 million to $1.4 million from $0.4 million for the comparable period in 2004. The increase in Corporate Items cost of revenues was due to a $0.8 million reduction in outside disposal credits received in the quarter ending September 30, 2004 but not replicated in the same period of 2005. As a percentage of revenues, combined cost of revenues in the third quarter of 2005 increased by 0.4% to 72.2% from 71.8% for the comparable period in 2004. One of the largest components of cost of revenues is the cost of disposal paid to third parties. Disposal costs paid to third parties during the third quarter of 2005 as a percentage of revenues increased 0.4% to 4.2% from 3.8% for comparable period in 2004. This increase in disposal expense paid to third parties was due to a change in business mix from 2004 to 2005.

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

  Selling, General and Administrative Expenses

        Total selling, general and administrative expenses for the three months ended September 30, 2005 increased $1.3 million to $27.5 million from $26.2 million for the comparable period in 2004. Technical Services selling, general and administrative expenses for the three months ended September 30, 2005 increased $0.8 million to $12.7 million from $11.9 million for the comparable period in 2004. There was no single item that contributed significantly to this increase. Site Services selling, general and administrative expenses increased $1.0 million to $5.4 million for the three-month period ended September 30, 2005 from $4.4 million for the corresponding period of the preceding year. The increases were related to increased headcount in new locations and higher sales related expenses. Corporate Items selling, general and administrative expenses for the three months ended September 30, 2005 decreased $0.5 million to $9.4 million from $9.9 million for the comparable period in 2004. The decrease related to changes in estimates of environmental liabilities of $1.2 million in addition to an insurance settlement valued at $1.6 million in the quarter ended September 30, 2005. These decreases are offset by an increase of $0.5 million for consulting fees as well as $0.6 million of increased headcount and related expenses.

  Adjusted EBITDA Contribution (as defined above)

        The combined Adjusted EBITDA contribution by segments for the three months ended September 30, 2005 increased $2.4 million to $22.1 million from $19.7 million for the comparable period in 2004. The contribution of Technical Services increased $0.7 million. Site Services contribution improved $1.2 million and Corporate Items contribution increased $0.5 million. The combined Adjusted EBITDA contribution is comprised of revenues of $178.6 million and $162.7 million, net of cost of revenues of $129.0 million and $116.8 million and selling, general and administrative expenses of $27.5 million and $26.2 million for the three-month periods ended September 30, 2005 and 2004, respectively.

  Accretion of Environmental Liabilities

        Accretion of environmental liabilities for the three-month periods ended September 30, 2005 and 2004 was similar at $2.6 million and $2.5 million, respectively.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended September 30, 2005 increased $1.4 million to $7.2 million from $5.8 million for the comparable period in 2004. This increase consisted of a $0.3 million increase due to placing into service in 2004 improvements at our Deer Park incineration facility in order to comply with the Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the "HWC MACT") rule, a $0.6 million increase in amortization related to changes in estimates in landfill lives, changes in estimates in useful lives of certain assets and cell construction at our landfill sites, and a $0.5 million increase was mainly due to asset additions through September 2005.

  Other Income (Expense)

        Other income (expense) was flat at $0.1 million for the three months ended September 30, 2005 compared to the same period of the prior year.

  Interest Expense, Net

        Interest expense, net of interest income, for the three months ended September 30, 2005, increased $0.3 million to $5.9 million from $5.6 million for the comparable period in 2004. The increase was primarily due to $0.3 million of interest that was capitalized, effectively reducing net interest expense in 2004, relating to a capital project to comply with air emission standards at our Deer Park incineration facility.

  Income Taxes

        Income tax expense for the three months ended September 30, 2005 decreased $0.2 million to $0.9 million from $1.1 million for the comparable period in 2004. Income tax expense for the third quarter of 2005 consisted primarily of a current tax expense relating to the Canadian operations of $0.4 million, including withholding taxes, $0.2 million of federal alternative minimum tax and a state income tax expense of $0.3 million relating to profitable operations in certain legal entities. Income tax expense for the third quarter of 2004 consisted primarily of current tax expense relating to the Canadian operations of $1.0 million and state income tax expense of $0.1 million relating to profitable operations in certain legal entities. The decrease in Canadian tax expense was the result of a decrease in net income, which is primarily attributable to increased interest expense. We had approximately $45.2 million of net operating loss carryforwards at December 31, 2004. We do not expect any significant changes to the 2005 year-end net tax operating loss carryforward.

        SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at September 30, 2005 and December 31, 2004, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. We will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

  Net Income (loss)

        Net income for the three months ended September 30, 2005 was $5.5 million and included a gain from an insurance settlement of $1.6 million.

  Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

        For the three months ended September 30, 2005 and 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of dividends on our Series B Convertible Preferred Stock of $70 thousand and $112 thousand, respectively.

        For the three months ended September 30, 2004, dividends on our Series B Convertible Preferred Stock were $112 thousand.

  Nine months ended September 30, 2005 versus the nine months ended September 30, 2004

  Revenues

        Total revenues for the nine months ended September 30, 2005 increased $50.4 million to $517.4 million from $467.0 million for the comparable period in 2004. Technical Services revenues for the nine months ended September 30, 2005 increased $12.0 million to $361.8 million from $349.8 million for the comparable period in 2004. The primary increases in technical services revenues consisted of an increase in pricing of waste processed through our facilities of $16.8 million and $5.9 million due to the strengthening in the Canadian dollar. Direct revenue increased $9.2 million due to our strong ongoing and base business. Outside revenue from new and existing customers increased $13.1 million. Our recycle and reclaim business remains strong, a few large projects happened that did not occur last year and we also experienced a very strong HHW season. Impacts to direct revenue include increased disposal costs of $3.4 million and increased transportation costs of $1.4 million offset by increased equipment rental and labor revenue of $900 thousand. Partially offsetting these increases was a decrease in revenues of $18.0 million due to a decrease in the volume of waste processed through our facilities. The favorable pricing and the unfavorable volume of waste processed through our facilities were both due to lower levels of project revenues that tend to have lower gross margins for the nine months ended September 30, 2005 as compared to the same period of the prior year. Site Services revenues for the nine months ended September 30, 2005 increased $37.3 million to $154.1 million from $116.8 million for the comparable period in 2004. Site Services has performed several large emergency response jobs during the nine months ended September 30, 2005, which accounted for $19.1 million or 12.4% of its revenues for that period. There were no comparable jobs performed in the nine months ended September 30, 2004. Excluding these emergency response jobs, revenue increased $18.2 million, or 15.6%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as a result of several large remedial projects, growth initiatives in Canada and the Western United States and an improving economy. Corporate Items revenues increased $1.2 million for the nine months ended September 30, 2005 to $1.6 million from $0.4 million for the comparable period in 2004. Corporate Items revenues in 2004 included $0.9 million of intercompany costs offsetting revenue related to discontinued operations.

  Cost of Revenues

        Total cost of revenues for the nine months ended September 30, 2005 increased $33.9 million to $374.0 million compared to $340.1 million for the comparable period in 2004. Technical Services cost of revenue increased $8.9 million to $252.9 million from $244.0 million for the comparable period in 2004. Cost of revenues for Technical Services increased $3.6 million due to an unfavorable foreign exchange fluctuation. Costs also increased by $2.6 million in employee labor costs, $2.3 million in materials and supplies costs, and $1.5 million in increased fuel, utility and other processing costs. These increases were partially offset by reduced outside transportation costs of approximately $1.3 million. Site Services cost of revenue increased $26.6 million to $117.5 million from $90.9 million for the comparable period in 2004. The increase in cost of revenues for Site Services was attributable to several major emergency responses in comparison to the same period which accounted for $11.9 million. Direct labor and related costs increased $4.7 million in 2005 due to increased headcount and support of major emergency response projects. Material and supplies costs increased $3.8 million in 2005 versus for the comparable period in 2004. Outside disposal costs increased $2.7 million due to several large disposal projects in 2005, offset by a reduction in outside transportation of $1.2 million in 2005 versus 2004. Fuel and subcontractor costs each increased $1.0 million in 2005 compared to 2004. Corporate Items cost of revenues decreased $1.6 million to $3.6 million in 2005 from $5.2 million for the comparable period in 2004. This decrease was related to a $1.6 million change in estimate for financial assurance in 2005, offset by a disposal credit of $0.8 million received in 2004. As a percentage of revenues, combined cost of revenues in 2005 decreased 0.5% to 72.3% from 72.8% for the comparable period in 2004. This improvement resulted primarily from our internalization of transportation initiatives, offset by increased outside disposal costs.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $1.1 million to $77.1 million from $76.0 million for the comparable period in 2004. Technical Services selling, general and administrative costs increased $2.3 million to $37.3 million from $35.0 million for the comparable period in 2004 primarily due to a $0.7 million increase in temporary labor expenses and a $0.4 million increase in salary and employee benefit costs. Site Services selling, general and administrative expenses for the nine months ended September 30, 2005 increased $3.2 million to $16.2 million from $13.0 million for the comparable period in 2004. The increases were related to increased headcount in new locations, increased incentive compensation due to emergency response projects, and increased sales related expenses. Corporate Items selling, general and administrative expenses for the nine months ended September 30, 2005 decreased $4.4 million to $23.7 million from $28.1 million for the comparable period in 2004 due to changes in estimates of environmental liabilities of $4.8 million, an insurance settlement of $1.6 million, and reduced telephone expenses of $0.8 million during the quarter ended September 30, 2005. Increased consulting fees of $1.1 million and increased headcount and related costs of $0.6 million offset this decrease in 2005.

  Adjusted EBITDA Contribution

        The combined Adjusted EBITDA contribution by segments for the nine months ended September 30, 2005 increased $15.4 million to $66.3 million from $50.9 million for the comparable period in 2004. The contribution of Technical Services increased $0.8 million. Site Services contribution improved $7.5 million and Corporate Items cost increased $7.1 million. The combined Adjusted EBITDA contribution is comprised of revenues of $517.4 million and $467.0 million, net of cost of revenues of $374.0 million and $340.1 million and selling, general and administrative expenses of $77.1 million and $76.0 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

  Accretion of Environmental Liabilities

        Accretion of environmental liabilities for the nine-month periods ended September 30, 2005 and 2004 was similar at $7.9 million and $7.8 million, respectively.

  Depreciation and Amortization

        Depreciation and amortization expense for the nine months ended September 30, 2005 increased $4.0 million to $21.5 million from $17.5 million for the comparable period in 2004. This increase consisted of a $0.8 million increase due to placing into service in 2004 improvements at our Deer Park incineration facility in order to comply with the Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the "HWC MACT") rule, a $1.1 million increase related to changes in estimates in landfill lives, changes in estimates in useful lives of certain assets and cell construction at our landfill sites, and a $2.1 million increase due to asset additions through September 2005.

  Other Income (Expense)

        For the nine-months ended September 30, 2005, other income consisted primarily of a $0.4 million gain relating to the settlement of an insurance claim.

        As described in the Annual Report on Form 10-K/A for the year ended December 31, 2004, we issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock was recorded on the Company's financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend, and (ii) an embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into our common stock. On June 30, 2004, we redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, we valued the Embedded Derivative using the Black-Scholes option-pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00. For the nine month period ended September 30, 2004, we recorded other expense related to the Embedded Derivative of $1.6 million primarily because of the market price increase of our common stock that occurred during that period. Partially offsetting the expense on the Embedded Derivative during the nine months ended September 30, 2004 was a net gain on the disposal of fixed assets of $0.4 million.

  Loss on Refinancing

        As further discussed in Note 6 to the financial statements included in this report, we previously had outstanding a $100.0 million three-year revolving credit facility (the "Revolving Credit Facility"), $115.0 million of three-year non-amortizing term loans (the "Senior Loans"), $40.0 million of five-year non-amortizing subordinated loans (the "Subordinated Loans"), Series C Convertible Preferred Stock, $0.01 par value (the "Series C Preferred Stock") and the related embedded derivative which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, we repaid the Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. We recorded a loss on refinancing of $7.1 million during the three-month period ended June 30, 2004. Such loss consisted of the write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

  Interest (Expense), Net

        Interest expense, net of interest income, for the nine months ended September 30, 2005 increased $1.4 million to $17.8 million from $16.4 million for the comparable period in 2004. The increase was primarily due to $1.6 million of interest that was capitalized, effectively reducing net interest expense in 2004, relating to a capital project to comply with air emission standards at our Deer Park incineration facility.

  Income Taxes

        Income tax expense for the nine months ended September 30, 2005 decreased $2.8 million to $1.9 million from $4.7 million for the comparable period in 2004. Income tax expense for the nine months ended September 30, 2005 consisted primarily of Canadian taxes of $1.1 million, federal alternative minimum tax of $0.3 million, and state income tax expense of approximately $0.5 million. Income tax expense for the nine months ended September 30, 2004 consisted primarily of Canadian taxes of $4.5 million, state income tax expense of approximately $0.3 million, partially offset by a federal tax benefit of $0.1 million related to the 2000 alternative minimum tax carryback refund. The decrease in Canadian tax expense was the result of a decrease in net income, which is primarily attributable to increased interest expense. We had approximately $45.2 million of net operating loss carryforwards at December 31, 2004. We do not expect any significant changes to the 2005 year end net operating loss carryforward, primarily due to book income being offset by tax deductions for non qualified stock options and other timing differences.

        SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at September 30, 2005 and December 31, 2004, we

continued to maintain a full valuation allowance against our net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. We will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

  Net Income (loss)

        Net income for the nine month period ended September 30, 2005 was $17.7 million and included a non cash benefit of $9.0 million related to a change in our estimated environmental liabilities and an insurance settlement gain of $2.1 million. Net loss for the nine month period ended September 30, 2004 of $4.9 million included an $8.3 million charge relating to the refinancing of our debt as well as a charge related to an Embedded Derivative of $1.6 million offset by a $1.4 million benefit related to a change in our environmental liabilities.

  Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

        As more fully described in Note 18 of the Form 10-K/A for the year ended December 31, 2004, the Company redeemed 25,000 shares of Series C Preferred Stock on June 30, 2004. For the nine month period ended September 30, 2005, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of dividends on our Series B Convertible Preferred Stock of $210 thousand. For the nine month period ended September 30, 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks consisted of the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, dividends on preferred stocks of $1.1 million, and amortization of preferred stock discount and issuance cost of $0.7 million.

  Liquidity and Capital Resources

  Financing Arrangements

        As described in the Annual Report on Form 10-K/A for the year ended December 31, 2004, we have outstanding a $30.0 million revolving credit facility (the "Revolving Facility") and $150.0 million of eight-year Senior Secured Notes (the "Senior Secured Notes"). In addition to such financings, we have established a synthetic letter of credit facility (the "Synthetic LC Facility") whereby we may obtain up to $90.0 million of letters of credit as described below.

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

        The Indenture provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005) to apply an amount equal to 50% of the period's Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers ("Excess Cash Flow Offers") to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. "Excess Cash Flow" is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization ("Consolidated EBITDA") less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company.

        Excess Cash Flow for the twelve months ended June 30, 2005 was $29.5 million. On September 27, 2005, we offered to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ended June 30, 2005. On October 31, 2005, our offer to repurchase the Senior Secured Notes expired without any holder of the Notes electing to accept the offer. Excess Cash Flow for the three months ended September 30, 2005 was $6.0 million, and we anticipate Excess Cash Flow will be generated from operations during the twelve-month period ending June 30, 2006. Accordingly, we anticipate being required, within 120 days following June 30, 2006, to offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2006. However, at September 30, 2005, we had no outstanding first-lien obligations under our Revolving Facility or Synthetic LC Facility and the market price of the Senior Secured Notes was in excess of the 104% of principal amount at which we are required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes would accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2006 at which we will be required to make such an offer. To the extent the Note holders did not or do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2005 and 2006, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture's requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

        Revolving Facility.    Both the Revolving Facility and the Synthetic LC Facility were established under a Loan and Security Agreement dated June 30, 2004 (the "Credit Agreement") among us, Fleet Capital Corporation as agent for the Revolving Lenders thereunder, Credit Suisse First Boston as agent for the letter of credit facility lenders (the "LC Facility Lenders") thereunder, and certain other parties. The Revolving Facility allows us to borrow up to $30.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely a line for us and our U.S. subsidiaries equal to $24.7 million and a line for our Canadian subsidiaries of $5.3 million. The Revolving Facility also allows us to have issued up to $10.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At September 30, 2005, we had no borrowings and $2.8 million of letters of credit outstanding under the Revolving Facility, and we had approximately $27.2 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. The Credit Agreement requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The Revolving Facility matures on June 30, 2009.

        Under the Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.50 to 1.0 for the four-quarter periods ended September 30, 2005 through March 31, 2006. The maximum leverage ratio is then reduced in approximately equal increments to no more than 2.30 to 1.0 for the four-quarter period ending December 31, 2008, and to no more than 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of our consolidated indebtedness to our Consolidated EBITDA (which the Credit Agreement defines in the same manner as "Adjusted EBITDA" is defined above) achieved for the latest four-quarter period. For the four-quarter period ended September 30, 2005, the Leverage Ratio was 1.52 to 1.0, which was within covenant.

        We are also required under the Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.70 to 1.0 for the four-quarter periods ended September 30, 2005 through December 31, 2005. The minimum interest coverage ratio then increases in approximately equal increments, to not less than 2.85 to 1.0 for the four-quarter period ending December 31, 2007, and not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of our Consolidated EBITDA to our consolidated interest expense. For the four-quarter period ended September 30, 2005, the Interest Coverage Ratio was 3.84 to 1.0, which was within covenant.

        We are also under the Credit Agreement required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period. For the period ended September 30, 2005, our fixed charge coverage ratio was 2.28 to 1.0, which was within covenant.

        Synthetic LC Facility.    The Synthetic LC Facility provides that Credit Suisse First Boston (the "LC Facility Issuing Bank") will issue up to $90.0 million of letters of credit at our request. The LC Facility requires that the LC Facility Lenders maintain a cash account (the "Credit-Linked Account") to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $90.0 million in cash which the LC Facility Lenders under the Credit Agreement have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of ours and our domestic subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Credit Agreement for purposes of the Synthetic LC Facility. We are required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At September 30, 2005, letters of credit outstanding under the Synthetic LC facility were $88.7 million. The term of the Synthetic LC Facility will expire on June 30, 2009.

Proposed 2005 Refinancings

        On November 1, 2005, we filed a Form S-3 registration statement with the Securities and Exchange Commission for purposes of a proposed public offering of 2,000,000 shares of our common stock. We intend to use the net proceeds of that offering, together (to the extent, if any, required) with a portion of the $12.5 million of net proceeds we received in October 2005 from exercise of our previously outstanding common stock purchase warrants, to redeem $52.5 million principal amount of our outstanding 11 1/4% Senior Secured Notes due 2012. To the extent, if any, that the net proceeds of this offering exceed the approximately $61.1 million required to be paid in connection with such redemption, we will use such excess for general corporate purposes. We expect to record a loss on the refinancing of $8.3 million that consists of $5.9 million prepayment penalty, $1.8 million write-off of deferred financing fees and a $0.6 million write-off of unamortized debt discount.

        Concurrent with and contingent upon the closing of this offering, we plan to amend and restate our Credit Agreement to provide for a new revolving credit facility (the "Amended Revolving Facility") and to provide a new synthetic letter of credit facility (the "Amended Synthetic LC Facility"). Although changes in market conditions or changes in our results of operations or financial condition could cause revision to the proposed terms or result in our being unable to replace the current Revolving Facility and the Synthetic LC Facilty, we now anticipate that the primary changes between the Revolving Facility and the Amended Revolving Facility will be that (i) the facility will increase from the $30.0 million Revolving Facility to a $70.0 million Amended Revolving Facility and (ii) the Amended Revolving Facility will allow us to issue $50.0 million in letters of credit, compared to the $10.0 million that we are allowed to issue under the Revolving Facility, at an annual fee of 1.5%, and we now anticipate that the primary changes between the Synthetic LC Facility and the Amended Synthetic LC Facility will be that (i) the facility will decrease from the $90.0 million Synthetic LC Facility to a $50.0 million Amended Synthetic LC Facility, and (ii) the 5.35% annual participation fee that we are required to pay under the Synthetic LC Facility will be reduced to an annual rate of approximately 3.10% under the Amended Synthetic LC Facility.

  Cash and Cash Equivalents

        Although as previously discussed, we plan to issue common stock in order to redeem $52.5 million of our outstanding Senior Secured Notes, we believe that our primary sources of liquidity are cash flows from operations, existing cash, funds available to borrow under the Revolving Facility and anticipated proceeds from assets held for sale. For the nine-month period ended September 30, 2005, we generated cash from operations of $8.2 million. As of September 30, 2005, cash and cash equivalents were approximately $47.1 million, funds available to borrow under the Revolving Facility were $27.2 million, and properties held for sale were $8.9 million.

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

  Cash Flows for the nine months ended September 30, 2005

        For the nine months ended September 30, 2005, we generated approximately $8.2 million of cash from operating activities. We reported net income for the period of $17.7 million. In addition, we recorded net non-cash expenses during this period, which were added to income to derive sources of funds totaling $21.9 million. These non-cash expenses consisted primarily of $21.5 million for depreciation and amortization and $7.9 million for the accretion of environmental liabilities that were partially offset by a $9.0 million non-cash benefit recorded to the statement of operations relating to changes in environmental estimates. Uses of cash totaled $38.0 million and consisted primarily of a $14.0 million increase in accounts receivable related to both the rapid receipt of cash in the fourth quarter of 2004 related to an emergency response project as compared to the less rapid receipt of payments related to the Katrina emergency response projects in the third quarter of 2005 and an increase in revenues in the last part of the quarter ended September 20, 2005 as compared to the quarter ended December 31, 2004, a $7.9 million decrease in accounts payable due to the timing of payments made, a $5.9 million decrease in closure, post-closure and remedial liabilities due to spending, a $3.1 million increase in unbilled accounts receivables due to the timing of the issuance of invoices to customers, and a $2.6 million decrease in deferred revenue due to placing into service system enhancements and facility improvements. These uses of cash were partially offset by sources of cash of $7.0 million that consisted primarily of $6.2 million decrease in prepaid insurance that was driven by an insurance company returning cash to us relating to our replacement of financial assurance.

        For the nine months ended September 30, 2005, we generated $2.6 million of cash from investing activities. Sources of cash totaled $17.2 million and consisted of the sales of marketable securities of $16.8 million and proceeds from the sale of properties held for sale of $0.4 million. Cash used in investing activities totaled $14.6 million and consisted of purchases of property, plant and equipment of $13.3 million and increases in permits of $1.3 million.

        For the nine months ended September 30, 2005, our financing activities resulted in a net source of cash of $5.2 million. This consisted primarily of proceeds from the exercise of stock options and employee stock purchase plan of $4.8 million, and a $2.1 million increase in uncashed checks due to an increase in checks outstanding. This source was partially offset by uses of cash from financing activities of $1.7 million that consisted primarily of payments on capital leases of $1.3 million and dividend payments on our Series B Preferred Stock of $0.2 million.

        We used the cash generated from operating activities of $8.2 million together with the $2.6 million of cash generated from investing activities and $5.2 million generated from financing activities to increase cash on hand by $16.0 million at September 30, 2005 compared to the balance at December 31, 2004.

  Cash Flows for the nine months ended September 30, 2004

        For the nine months ended September 30, 2004, we generated approximately $25.0 million of cash from operating activities. Net non-cash expenses recorded for the nine months ended September 30, 2004 totaled $34.3 million. Non-cash expenses consisted primarily of $17.5 million for depreciation and amortization, $7.8 million for the accretion of environmental liabilities, refinancing expenses of $7.1 million, $1.9 million for amortization of deferred financing costs and a loss on the embedded derivative of $1.6 million. Partially offsetting the non-cash expenses were non-cash gains that totaled $1.8 million and consisted primarily of $1.4 millon of benefits recorded for changes in estimates of environmental liabilities. Other sources of cash totaled $10.8 million which primarily consisted of an increase in other accrued expenses of $4.7 million, an increase in the income taxes payable of $3.5 million, an increase in deferred revenue of $0.9 million due to higher levels of waste inventory on hand at September 30, 2004 as compared to December 31, 2003, and an increase in accrued disposal costs of $0.9 million due to higher levels internally generated waste to be disposed of at September 30, 2004 as compared to December 31, 2003. These sources of cash were partially offset by other uses of cash that totaled $15.3 million consisting primarily of a decrease in environmental liabilities of $8.1 million relating primarily to expenditures for environmental liabilities, an increase in accounts receivable of $3.4 due to a higher level of revenues in the quarter ended September 2004 compared with the quarter ended December 2003, an increase in prepaid expenses of $2.1 million and an increase of $1.2 million in other assets.

        For the nine months ended September 30, 2004, we generated $69.3 million of cash from investing activities. This consisted of proceeds from the sale of restricted investments of $92.8 million that resulted primarily from us no longer being required to post cash collateral for financial assurance for closure and post closure care of its facilities and proceeds from the sale of fixed assets of $0.6 million. Partially offsetting these sources of cash were uses of cash to acquire property, plant and equipment and permits of $19.7 million and to post cash collateral of $4.4 million.

        For the nine months ended September 30, 2004, we used $76.0 million of cash in its financing activities. Cash from financing activities consisted primarily of the issuance of Senior Secured Notes (net of unamortized issue discount) of $148.0 million. This was offset by repayments of Senior Loans and Subordinated Loans of $107.2 million and $40.0 million, respectively, repayment of the former Revolving Credit Facility of $35.2 million, and redemption of the Series C Preferred Stock of $25.0 million. Additional offsets consisted primarily of deferred financing costs incurred of $10.3 million, debt extinguishment payments of $3.4 million, dividend payments of $2.1 million, and payments on capital leases of $1.1 million.

        We used the cash generated from investing activities of $69.3 million together with the $25.0 million of cash generated from operations and $0.2 million generated from the favorable foreign exchange impact on cash to fund the financing activities of $76.0 million previously discussed, and increase the amount of cash on hand by $18.5 million.

  Stockholder Matters

        Stockholders' equity was $34.6 million at September 30, 2005, or $1.99 per weighted average share outstanding, compared to $11.0 million at December 31, 2004, or $0.78 per weighted average share outstanding. Stockholders' equity increased primarily due to the profit for the nine months ended

September 30, 2005 of $17.7 million, and increases related to the exercise of stock options and stock purchases under the employee stock purchase plan that totaled $4.8 million as well as the favorable effects of foreign currency translation of $1.2 million. Partially offsetting these increases to stockholders' equity was a decrease due to the dividends declared on the Series B Preferred Stock of $0.2 million.

        In October 2005, we issued an aggregate of 1,559,250 shares of its common stock upon exercise of previously outstanding common stock purchase warrants with an exercise price of $8.00 per share for an aggregate exercise price of $12.5 million.

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

        On May 18, 2005, we filed Restated Articles of Organization with the Massachusetts Secretary of State. As of the date of these Restated Articles of Organization, the Series B Convertible Preferred Stock is our only series of preferred stock which remains authorized and outstanding. As a result of the filing, the authorized shares of common stock increased from 20,000,000 to 40,000,000, the authorized shares of Series A Convertible Preferred Stock decreased from 894,585 to zero and the authorized shares of Series C Convertible Preferred Stock decreased from 25,000 to zero. Our current authorized number of shares is 40,000,000 for common stock and 1,080,415 for preferred stock (of which 156,416 have been designated as Series B Convertible Preferred Stock).

        Dividends on our Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15, April 15 and July 15, 2005 were paid in cash. However, because of loan covenant restrictions then in place, we issued 12,531 and 15,255 shares of our common stock, respectively, in payment of the January 15 and April 15, 2004 dividend requirements. The dividend due on July 15, 2004 was paid in cash.

  New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment "SFAS No. 123(R)"." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires companies to report compensation cost relating to share-based payment transactions on the applicable measurement date in the financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. The disclosure requirements under SFAS 123(R) are effective for fiscal years beginning after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 107, "Share-Based Payment," that expresses the views of the SEC staff regarding the application of SFAS No. 123(R). We are studying the Statement and the Bulletin. The Statement will increase recognized compensation expense starting January 1, 2006.

        In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligations should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset when incurred if the liability's fair value can be reasonably estimated. We have concluded that FIN 47 will have no effect on our results of operations, financial position or cash flows. We will implement FIN 47 effective January 1, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at September 30, 2005 (in thousands):

Scheduled Maturity Dates	Three Months Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$—	$150,000	$150,000
Capital Lease Obligations	465	1,917	1,555	1,316	609	488	6,350

	$465	$1,917	$1,555	$1,316	$609	$150,488	$156,350

Weighted average interest rate on fixed rate borrowings	11.4%	11.4%	11.4%	11.5%	11.5%	11.5%

        In addition to the fixed rate borrowings described in the table above, we have a $30.0 million Revolving Facility which bears interest at variable interest rates of either the U.S. or Canadian prime rate or the Eurodollar rate plus 1.5%, depending on the currency of the underlying loan. This total of $30.0 million is separated into two lines of credit, namely a line for us and our U.S. subsidiaries equal to $24.7 million and a line for our Canadian subsidiaries of $5.3 million. No loans were outstanding under the Revolving Facility at September 30, 2005. We also have a Synthetic LC Facility under which we may obtain up to $90.0 million of letters of credit (of which $88.7 million were outstanding at September 30, 2005). We are required to pay (i) a quarterly participation fee at the annual rate of 5.35% on the average daily balance in the Credit-Linked Account and (ii) a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.

        Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in the Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three- and nine- month periods ended September 30, 2005, total foreign currency losses were $0.5 million and $0.1 million, respectively, primarily between U.S. and Canadian dollars. During the three- and nine-month periods ended September 30, 2004, total foreign currency losses were $0.6 million and $0.3 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 26.1% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three- and nine- month periods ended September 30, 2005, the U.S. dollar fell approximately 5.3% and 3.5%, respectively, against the Canadian dollar resulting in foreign currency losses of $0.5 million and $0.1 million, respectively. During the three- and nine-month periods ended September 30, 2004, the U.S. dollar fell approximately 5.4% and 1.9%, respectively, against the Canadian dollar resulting in foreign currency losses of $0.6 million and $0.3 million, respectively. The average exchange rate for the three- and nine-month periods ended September 30, 2005 was 1.21 and 1.22 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $0.4 million and $1.0 million for the three-and nine-month periods ended September 30, 2005, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by approximately $0.4 million and $1.0 million for the three-and nine-month periods ended

September 30, 2005, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

Item 4. Controls and Procedures

        In our annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2005, we reported that we had as of December 31, 2004, a material weakness in our accounting for workers' compensation and motor vehicle liability reserves and the associated provisions. Specifically, we did not then have effective controls over estimating and monitoring self-insured workers' compensation and motor vehicle reserves. This control deficiency could have resulted in a misstatement of the workers' compensation and motor vehicle liability reserves and associated provisions that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. In order to remediate the control weakness in our internal control over financial reporting, we are now using an actuarial-based method for estimating our reserves for self-insured workers' compensation and motor vehicle liability reserves.

        In addition to the material weakness identified above, during our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), we identified certain significant deficiencies in our system of internal controls. A significant deficiency is a control weakness that could result in an error that is more than inconsequential not being identified by a company's system of internal controls. In response to these findings, we are adding additional accounting and finance personnel, developing training programs to reinforce the importance of compliance with our system of internal controls and establishing an internal audit department to monitor compliance with our system of internal controls. Efforts to improve our system of internal controls are ongoing.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        See Note 7, "Legal Proceedings," to the financial statements included in this report, which description is incorporated herein by reference.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—None.

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

CLEAN HARBORS, INC. Registrant
	By:	/s/ ALAN S. MCKIM Alan S. McKim President and Chief Executive Officer
Date: November 9, 2005
	By:	/s/ JAMES M. RUTLEDGE James M. Rutledge Executive Vice President and Chief Financial Officer
Date: November 9, 2005

QuickLinks

TABLE OF CONTENTS
PART I: FINANCIAL INFORMATION
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (in thousands)
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (dollars in thousands)
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited (in thousands except per share amounts)
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited (in thousands)
CLEAN HARBORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Unaudited (in thousands)
CLEAN HARBORS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1— Legal Proceedings
  Item 2— Unregistered Sale of Equity Securities and Use of Proceeds— None.
  Item 3— Defaults Upon Senior Debt — None.
  Item 4— Submission of Matters to a Vote of Security Holders —None.
  Item 5— Other Information — None
Item 6— Exhibits
SIGNATURES