Form 10-K
period 2005-12-31
CLEAN HARBORS INC
filed 2006-03-17
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐   No   ☒

On June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $250.5 million, based on the closing price of such common stock as of that date on the Nasdaq National Market. Reference is made to Part III of this report for the assumptions on which this calculation is based.

On March 1, 2006, there were outstanding 19,432,525 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2006) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

		Page No
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	76
Item 8.	Financial Statements and Supplementary Data	77
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	159
Item 9A.	Controls and Procedures	159
Item 9B.	Other Information	161
Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	162
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Part IV
Item 15.	Exhibits and Financial Statement Schedules	163
SIGNATURES		167

Disclosure Regarding Forward-Looking Statements

In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the “SEC”), including the quarterly reports on Form 10-Q to be filed by us during 2006.

PART I

ITEM 1.                BUSINESS

Clean Harbors, Inc., through its subsidiaries (hereafter collectively referred to as “we” or “us”) is one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on a 2003 industry report. We service approximately 55% of North America’s commercial hazardous incineration volume and 17% of North America’s hazardous landfill volume, and are the industry leader in total hazardous waste disposal facilities. We perform environmental services for a diversified industry base with over 45,000 customers, including more than 175 Fortune 500 companies, in the United States, Canada, Mexico and Puerto Rico. We perform environmental services through a network of more than 100 service locations, and we operate five incineration facilities, nine commercial landfills, seven wastewater treatment operations, and 20 transportation, storage and disposal facilities (“TSDFs”), as well as five Polychlorinated Biphenyls (“PCB”) management facilities and two oil and used oil products recycling facilities. We can provide low cost solutions to our customers due to our large scale, industry knowledge, recent cost cutting and productivity-enhancing initiatives, and ability to internalize our waste streams.

The wastes that we handle include materials that are classified as “hazardous” because of their unique properties, as well as other materials subject to federal and state environmental regulation. We provide final treatment and disposal services designed to manage hazardous and non-hazardous wastes which cannot be economically recycled or reused. We transport, treat and dispose of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities.

Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc. (“the Seller”) and certain of the Seller’s domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The sale included the operating assets of certain of the Seller’s subsidiaries in the United States and the stock of five of the Seller’s subsidiaries in Canada (the “CSD Canadian Subsidiaries”). The sale was made pursuant to a Sale Order issued on June 18, 2002 by the Bankruptcy Court for the District of Delaware as part of the proceedings under Chapter 11 of the Bankruptcy Code in which Safety-Kleen and its domestic subsidiaries (including the Sellers) had been operating since June 2000 as debtors in possession. The Sale Order authorized the sale of the assets of the CSD to us free and clear of all liens, claims, encumbrances and interests except for certain liabilities and obligations we assumed as part of the purchase price.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) which we acquired consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 22 TSDFs (five of which we have since closed), six wastewater treatment facilities (one of which we have since closed), nine commercial landfills, and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 9.8 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 8.8 million cubic yards of remaining capacity which is the largest of the total of three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.4 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas, which is the largest hazardous waste incineration facility in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and in Lambton, Ontario.

The primary reasons for our acquisition of the CSD assets were to broaden our disposal capabilities and geographic reach, particularly in the West Coast and Southwest regions of the United States, in Canada and in Mexico, and to significantly expand our network of hazardous waste disposal facilities. In addition, the acquisition of the CSD’s hazardous waste facilities allowed us to expand our site and industrial services in new geographic areas. The performance of site and industrial services often involves hazardous waste disposal components that potentially increase the utilization and profitability of our facilities. Finally, the acquisition resulted in significant cost savings by allowing us to internally treat and dispose of hazardous waste for which we previously paid third parties because we lacked the facilities required to dispose of the waste internally.

Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal offices are located in Braintree, Massachusetts. Shares of our common stock trade on the Nasdaq National Market under the symbol “CLHB.” We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics for members of the Board of Directors, senior officers and the chief executive officer are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.

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

The hazardous waste management industry was “created” in 1976 with the passage of the Resource Conservation and Recovery Act  (“RCRA”). RCRA requires waste generators to distinguish between

“hazardous” and “non-hazardous” wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. This new regulatory environment, combined with strong economic growth, increased corporate concern surrounding environmental liabilities, and early-stage industry dynamics contributed to growth in the industry. The largest generators of hazardous waste materials are companies in the chemical, petrochemical, primary metals, paper, furniture, aerospace and pharmaceutical industries. Hazardous waste types processed or transported include flammables, combustibles and other organics, acids and caustics, cyanides and sulfides, solids and sludge, industrial wastewaters, items containing PCBs (such as utility transformers), and medical waste.

In the mid to late 1990s, the hazardous waste management industry was characterized by overcapacity, minimal regulatory advances and pricing pressure. However, since 2001, over one-third of all North American commercial incineration capacity has been eliminated, and we believe that competition has been reduced through consolidation and that new regulations have increased the overall barriers to entry. Underscoring these trends, we believe that the number of major industry participants in the North American hazardous waste sector has declined from over 20 in the early 1990s to only five major participants today. Since the mid 1990s, approximately 500,000 tons of annual incineration capacity has been eliminated as eight major incinerators were deactivated, substantially increasing average capacity utilization. Additionally, new Maximum Achievable Control Technologies (“MACT”) standards have been implemented, which we believe will increase compliance costs and drive increased outsourcing of incineration as customers with captive (i.e., in-house and non-commercial) incinerators choose to outsource rather than make the substantial investment in their facilities which would be required to achieve compliance.

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

The collection and disposal of solid and hazardous wastes are subject to local, state, provincial and federal requirements and regulations, which regulate health, safety, the environment, zoning and land-use. Included in these regulations is the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), of the United States. CERCLA holds generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a hazardous release, strictly, jointly and severally liable for environmental cleanup costs resulting from the release or threatened release. Canadian companies are regulated under similar regulations, but the responsibility and liability associated with the waste passes from the generator to the transporter or receiver of the waste, in contrast to provisions of CERCLA.

Competitive Strengths

•       Leading Provider of Hazardous Waste Services and Disposal—We are one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on 2003 industry reports. We operate, in the aggregate, the largest number of incinerators, hazardous waste landfills, wastewater treatment facilities and TSDFs in North America, and provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations. Finally, as our collections of waste increase, our size allows us to increase our cash flow and earnings as we can internalize a greater volume of waste in our incinerators and landfills.

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

•       Stable and Recurring Revenue Base—We have long-standing relationships with our customers, averaging 15 years with our top ten customers. Our diversified customer base also provides stable and recurring revenues as a majority of our revenues are derived from previously served customers with recurring needs for our services. In addition, the costs to our customers of switching providers are high. This is due to many customers’ desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their wastes are shipped in order to reduce their potential liability under U.S. environmental regulations. We have been selected as an approved vendor by large generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers which have selected us as an approved vendor typically continue to use our services on a recurring basis.

•       Comprehensive Service Capabilities—Our comprehensive service offerings allow us to act as a full service provider to our customers. Our full service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand “one-stop” service providers. Our expanded geographic coverage maximizes the number of customer facilities that we can service.

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

•       Effective Cost Management—Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, research and development capabilities and our ability to efficiently utilize logistics and transportation to economically direct waste streams to the most efficient facility. We also have the ability to internalize the substantial majority of all hazardous waste that we manage for our customers. Finally, we are committed to reducing costs and have significantly reduced headcount and other operating costs since our acquisition of the CSD assets.

•       Proven and Experienced Management Team—Our 14 executive officers collectively have over 225 years of experience in the environmental services industry. Our Chief Executive Officer founded our Company in 1980, and the average tenure of the 13 other members of the executive management team exceeds 14 years.

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

•       Capitalize on Outsourcing and Demand for Service Provider Consolidation—We believe that our large industrial customers increasingly require a comprehensive range of environmental services to be provided by a smaller number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. Furthermore, many of our customers are seeking to focus on their core competencies and are outsourcing their hazardous waste disposal needs. New environmental regulations, such as the MACT standards, have significantly increased regulatory compliance costs, leading to a decrease in captive incinerator capacity and additional outsourcing as these customers may choose to shut down their incinerators rather than invest substantial capital like we have invested in our facilities. We seek to work with our customers to handle a greater amount of their hazardous waste disposal needs arising from these outsourcing trends and to capitalize on the demand for the expanded portfolio of environmental services that we offer.

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

•       Selective Acquisition Strategy—We also intend to actively pursue small accretive “bolt-on” acquisitions in certain services or market sectors where we believe such acquisitions can enhance and expand our business with minimal capital outlay. We believe that we can expand existing services, especially in our non-disposal services, through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share. We will continue to review other acquisition possibilities on a case by case basis.

Services

We provide a wide range of environmental services and manage our business as two major segments: Technical Services and Site Services.

Technical Services (69% of 2005 revenue).   These services involve the collection, transport, treatment and disposal of hazardous and non-hazardous wastes, and include physical treatment, resource recovery, fuels blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management, and CleanPack® services. Our CleanPack® services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes. Our technical services are provided through a network of service centers from which a fleet of trucks or railcars is dispatched to pick up customers’ wastes either on a predetermined schedule or on-demand and to deliver such wastes to permitted facilities, which are usually owned by us. Our service centers can also dispatch chemists to a customer location for the collection of chemical and laboratory waste for disposal.

Site Services (31% of 2005 revenue).   These services provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Under the Site Services umbrella, our Field Service crews and equipment are dispatched on a planned or emergency basis, and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, selective demolition, spill cleanup, railcar cleaning, product recovery and transfer, scarifying and media-blasting and vacuum services. Additional services include used oil and oil products recycling, as well as PCB management and disposal.

Also, as part of Site Services, Industrial Services crews focus on industrial cleaning and maintenance projects. Our Industrial Services manage hazardous, non-hazardous, wet and dry materials and specialize in chemical cleaning, hydro blasting, liquid/dry vacuuming, sodium bicarbonate blasting, line cleaning, boiler cleanouts, and steam cleaning of our customers’ process equipment and systems, as well as video inspection. Additionally, specialized project work such as dewatering, and on-site material processing utilizing thermal treatment units are also performed on customers’ sites. We market these services through our internal sales organizations and, in many instances, delivery of services in one area supports or leads to business in our other service lines or segments.

The table below shows for each of the three years in the three-year period ended December 31, 2005 the total revenues contributed by our principal lines of business (in thousands):

	Years Ended December 31,
	2005	2004	2003
Technical Services	$493,987	$474,397	$448,425
Site Services	217,337	169,468	163,683
Other	(154)	(646)	(1,139)
	$711,170	$643,219	$610,969

Additional segment information can be found in Note 22, “Segment Reporting,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” Certain reclassifications have been made to prior year information to conform to the current year presentation.

Technical Services

Technical Services provides the collection, transportation and logistics management of containerized and bulk waste, as well as the categorizing, packaging and removal of laboratory chemicals for disposal (CleanPack® ). Through a highly coordinated transportation fleet, we provide reliable, cost effective transportation and disposal to customers across North America. From the Technical Service Centers, we dispatch trucks to pick up customers’ waste on a predetermined schedule as well as on demand, and then deliver it to one of our nearby transfer, storage and disposal facilities. From these same Technical Service Centers, we dispatch specially trained chemists to customer locations to safely collect, label and package all quantities of laboratory chemicals for disposal.

Collection, Transportation and Logistics Management

As an integral part of our services, we collect industrial wastes from customers and transport such wastes by us to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55 gallon drums, bulk storage tanks or 20 cubic yard roll-off boxes. In providing this service, we utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third party transporters, including railroads. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludge or bulk solids are transported in sealed, roll-off boxes or bulk dump trailers. Our fleet is equipped with a mobile satellite monitoring system and communications network, which allows real time communication with the transportation fleet.

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

•       Medical waste;

•       Other regulated wastes; and

•       Non-hazardous industrial waste.

We receive detailed waste profiles prepared by our customers to document the nature of the waste. A sample of the delivered waste is tested to ensure that it conforms to the customer-generated waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible wastes are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer’s waste at our facility, a unique computer “bar code” identification label is assigned to each container of waste, enabling the use of sophisticated computer systems to track and document the status, location and disposition of the waste.

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

We have five active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an annual capacity of 55,000 tons, and two solids and liquids-capable incineration facilities with a combined estimated annual capacity of 205,000 tons. We also operate two hazardous waste liquid injection incinerators in Canada with total annual capacity of approximately 178,000 tons.

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

The North American hazardous waste incineration market is now served by a total of 11 major incineration facilities operated by a total of 6 companies. We own five of these active incineration facilities and offer a wide range of technological capabilities to our customers through this network. The primary competitors in the incineration market are Onyx (a subsidiary of Veolia Environnement (NYSE: VE)), Teris L.L.C. (a subsidiary of Suez Lyonnaise des Eaux), Von Roll America/WTI (a joint venture), and Ross Incineration Services, Inc. (a private company).

Landfills.   Landfills are used primarily for the disposal of inorganic wastes. In the United States and Canada, we operate nine commercial landfills. Seven commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators.

Of the seven commercial landfills used for disposal of hazardous waste, five are located in the United States, and two are located in Canada. As of December 31, 2005, the useful economic lives (for accounting purposes) of these landfills include approximately 27.9 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 35.2 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted.

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

Wastewater Treatment.   We operate wastewater treatment facilities that offer a range of wastewater treatment technologies. These wastewater treatment operations involve processing hazardous and non-hazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater processing operations are then disposed of at facilities which are owned by us, or at offsite facilities owned and operated by unrelated businesses, while the treated effluent is discharged to the local sewer system under permit.

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

We compete against a number of competitors with multiple facilities (e.g., Rhodia (NYSE: RHA); Philip Services Corp. (Other OTC: PSCD.PK); US Filter, a subsidiary of Veolia Environnement (NYSE: VE); Heritage Environment Services LLC, a private company; and Envirite, Inc., a private company). There are also a number of operators with single facilities that process high volumes of waste in niche markets (e.g., Dupont Environmental Treatment, a subsidiary of E. I. DuPont de Nemours and Company (NYSE: DD), and Empak, a private company).

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

Site Services

We provide a wide range of environmental site services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided to a wide range of clients including large chemical, petroleum, transportation, utility, and governmental agencies. Our strategy is to identify, evaluate, and solve customers’ environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each job or project.

Site Services is responsible for providing trained, skilled labor and specialty equipment to perform various services on a customer’s site or other location. We dispatch Field Service crews and equipment on a planned or emergency basis to manage routine cleaning in hazardous environments or emergencies such as a chemical or oil spill clean up. Industrial Service crews focus on industrial cleaning and maintenance projects that typically require fast turnaround, or complex onsite material processing.

Field Services.   We dispatch crews and equipment on a scheduled or emergency basis to perform everything from site decontamination and remediation projects to selective demolition, emergency response, spill cleanup and vacuum services. Whether the action is planned, corrective or the result of an emergency response, our multidisciplinary team of remedial action professionals provide solutions to a variety of industrial cleanup problems. Field Services performs a wide variety of services including:

•       Emergency response;

•       Site decontamination;

•       Excavation and removal;

•       Product recovery and transfer;

•       Scarifying and media-blasting;

•       Tank cleaning;

•       Vacuum services;

•       Utility services;

•       Demolition;

•       Rail car cleaning;

•       Used oil and oil products recycling;

•       Remediation and environmental construction; and

•       PCB management and disposal.

Industrial Services.   The fast turnaround of industrial cleaning and maintenance projects requires the right technologies, experience and care. Every project that Industrial Services performs incorporates techniques of chemistry, operational analysis and experience to identify the right process and procedure to satisfy customer needs. Industrial Services focuses on planned cleaning activities most often associated with plant maintenance, shutdowns, routine boiler cleanouts, heat exchangers, process vessels and tanks and includes the following services:

•       Chemical cleaning;

•       Hydro blasting;

•       Vacuum services;

•       Steam cleaning;

•       Sodium bicarbonate blasting;

•       Dewatering and pressing;

•       Material processing;

•       Boiler cleaning services;

•       Line cleaning; and

•       Video inspection.

Other Services

Apollo Onsite Services.   Our Apollo Onsite Services Program is an on-site solution that allows customers to outsource all or portions of their environmental management program. The Apollo Program serves the dual purpose of not only improving customers’ waste stream management, but also can make their entire environmental program safer, more cost effective and self-sufficient. Select technicians work on a customer’s site in tandem with the customer to deliver proper waste transportation and disposal, lab chemical packing (CleanPack®), and can include field services and industrial services. Whether a customer requires a single field technician or a multi-person team of diversified experience, we design the right program to satisfy the customer’s specific need. Apollo Onsite Services utilize a hand-in-hand, team approach that leverages our extensive resources and infrastructure, including Web-enhanced technologies and online services. Additionally, the Apollo Onsite Program leverages our transportation and disposal assets by providing incremental volumes to process at our facilities. The Apollo Onsite Services Program provides:

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

Geographical Information

For the year ended December 31, 2005, we derived approximately $628.2 million or 88.3% of revenues from customers located in the United States and Puerto Rico, approximately $82.5 million or 11.6% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2004, we derived approximately $557.8 million or 86.7% of revenues from customers located in the United States and Puerto Rico, approximately $84.7 million or 13.2% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

As of December 31, 2005, we had property, plant and equipment, net of depreciation and amortization of approximately $178.5 million, and permits and other intangible assets of $96.8 million. Of these totals, approximately $24.3 million or 13.6% of long-lived assets and $24.7 million or 25.5% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

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

Compliance/Health and Safety

We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. We strive to maintain the highest professional standards in our compliance and health and safety activities. Our internal operating requirements are in many instances more stringent than those imposed by regulation. Our compliance program has been developed for each of our waste management facilities and service centers under the direction of our corporate staff. The compliance and health and safety staffs are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. To ensure the effectiveness of our regulatory compliance program, our Compliance organization monitors daily operational activities and issues a monthly report to senior management concerning the status of environmental compliance and health and safety programs. We also have an Environmental Health and Safety (“EHS”) Compliance Internal Audit Program designed to identify any weaknesses or opportunities for improvement in our ongoing compliance programs. We also perform periodic audits and inspections of the disposal facilities of other firms utilized by us.

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

Employees

As of December 31, 2005, we employed approximately 3,900 active full-time employees, of which approximately 402 employees belong to unions. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	164
Unions in Canada:
Communication, Energy and Paper Workers’ Union	118
International Brotherhood of Teamsters	106
International Union of Operating Engineers	14
Non-union employees	3,498
3,900

As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.

Intellectual Property

We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of the leading technologies and incorporate these technologies into the environmental services that we offer and provide to our customers. We currently hold a total of three patents (which will expire in 2009, 2010 and 2013, respectively), and 17 trademarks in the United States, and we license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

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

Insurance and Financial Assurance

Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer’s liability and commercial general liability in the aggregate amount of $30.0 million, $30.0 million and $27.0 million, respectively, per year, subject to a retention of $0.5 million per occurrence. We also have workers’ compensation insurance whose limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program.

We have pollution liability insurance policies covering potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at our facilities. We have contractor’s liability insurance of $10.0 million per occurrence and $10.0 million in the aggregate, covering offsite remedial activities and associated liabilities. Steadfast Insurance Company (a unit of Zurich Insurance N.A.) provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $40.0 million. This Steadfast policy covers liability in excess of $250 thousand for pollution caused by sudden and accidental occurrences during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site.

Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. RCRA, the Toxic Substances Control Act, and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate for sudden occurrences, and $3.0 million per occurrence and $6.0 million in the aggregate for non-sudden occurrences. We have a policy from Steadfast Insurance Company insuring our treatment, storage and disposal activities that meets the regulatory requirements. In addition, this policy provides excess limits above the regulatory requirements up to $30.0 million.

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

Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. Total closure and post-closure financial assurance required by regulators is approximately $286.5 million. We have placed all of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company, which per terms of the policy required us to provide $73.5 million of letters of credit as collateral.

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

Federal Regulation of Hazardous Waste

The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (“RCRA”), The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund Act, the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act (“TSCA”).

RCRA.   RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the Environmental Protection Agency (the “EPA”) has established a comprehensive “cradle-to-grave” system for the management of a wide range of materials identified as hazardous or solid waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA’s program.

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

RCRA requires that Part B permits contain provisions for required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility. See “Environmental Liabilities” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our environmental liabilities. See “Insurance and Financial Assurance” above for a discussion of our financial assurance requirements.

The Superfund Act.   The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 9, “Legal Proceedings,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” for a description of certain such proceedings involving us.

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

The Clean Air Act requires the EPA, working with the states, to develop and implement regulations, which result in the reduction of volatile organic compound (“VOC”) emissions and emissions of nitrogen oxides (“NOx”) in order to meet certain ozone air quality standards specified by the Clean Air Act. In late 2000, the Texas Natural Resource Conservation Commission (now known as the Texas Commission on Environmental Quality, or “TCEQ”) enacted new Clean Air Act Regulations dealing with the monitoring and control of emissions of NOx and VOCs. These new regulations were required because of a revision in the designation of the Houston Metropolitan Area from a serious ozone non-attainment area to a severe ozone non-attainment area. This new designation will require our Deer Park, Texas incineration facility to further reduce emissions of NOx. NOx emissions contribute to the formation of ground-level ozone, which can be harmful to human health and the environment.

The Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (“MACT”) rule of the Clean Air Act Amendments were promulgated on February 13, 2002. This rule established new emission limits and operational controls on all new and existing incinerators, cement kilns, industrial boilers and light-weight aggregate kilns that burn hazardous waste-derived fuel.

Facilities subject to the MACT rule were required to comply with the new emission standards by September 30, 2003, or they could apply for an extension with compliance being required by September 30, 2004. We submitted the required documentation of substantial compliance at all of our three U.S. incinerator facilities on or before the September 30, 2004 deadline. We made most of the capital expenditures required to achieve that compliance in the fiscal years ended December 31, 2002 through 2004; however, during the year ended December 31, 2005 there were some additional performance testing and documentation costs which totaled $0.1 million.

Clean Water Act.   This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated “pretreatment” regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works (“POTWs”). In the course of the treatment process, our wastewater treatment facilities generate wastewater, which we discharge to POTWs pursuant to permits issued by the appropriate governmental authority. We are required to obtain discharge permits and conduct sampling and monitoring programs. We believe each of our operating facilities complies in all material respects with the applicable requirements.

In December 2000, the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized wastewater treatment (“CWT”) facilities. CWT facilities receive and treat a wide variety of hazardous and non-hazardous wastewaters from offsite companies and discharge the treated water directly to waterways or to municipal sewer systems. The new rules set stringent limits for the discharge of metals, organic compounds and oil. All of our wastewater treatment facilities are affected by the new rules and were in substantial compliance with the discharge standards by December 2004.

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

The main provincial acts dealing with hazardous waste management are:

•       Ontario—Environmental Protection Act;

•       Quebec—Environmental Quality Act;

•       Alberta—Environmental Protection and Enhancement Act; and

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

On August 12, 2005, the Ontario Ministry of the Environment adopted new regulations which prohibit land disposal of untreated hazardous waste and require the waste to meet specific treatment standards prior to land disposal. Land disposal includes onsite and offsite land filling, land farming and any other form of land disposal. These requirements are similar to restrictions enacted in the United States and thus bring the Province of Ontario in closer comity with the United States regulatory scheme. The new requirements are scheduled to be phased in over a five-year period commencing in 2007 based on specific waste streams and/or sectors.

We are carefully analyzing the new regulations to determine the impact of the regulations on our operations in Ontario. Until this analysis is complete and we have also assessed any and all potential legal avenues of further input and/or appeal of any aspects of the regulation which we believe to be potentially negative to our operations, we will not be able to determine whether the phased-in implementation of the regulations will be materially detrimental to the financial aspects of our Ontario operations.

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

Canadian Federal Regulations.   The federal government has authority for those matters which are national in scope and in impact and for Canada’s relations with other nations. The main federal laws governing hazardous waste management are:

•       Canadian Environmental Protection Act (1999) (“CEPA 99”), and

•       Transportation of Dangerous Goods Act.

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

As further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Environmental Liabilities,” we have accrued environmental liabilities valued as of December 31, 2005, at approximately $170.7 million, substantially all of which were accrued in connection of the acquisition of the CSD assets. For the years ended December 31, 2005, 2004 and 2003, we spent $7.2 million, $10.3 million and $8.0 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets.

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

As described in Note 9, “Legal Proceedings,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on our business and future prospects.

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks, including those we describe below. You should consider carefully these risk factors together with all of the information included or referred to in this report before investing in our securities.

Risks Relating to Our Business

We assumed significant environmental liabilities as part of the CSD acquisition, and our financial condition and results of operations would be adversely affected if we were required to pay such liabilities more rapidly or in greater amounts than now estimated.

We have accrued environmental liabilities, valued as of December 31, 2005, at approximately $170.7 million, substantially all of which we assumed in connection with the acquisition of the CSD assets. We calculate these liabilities on a present value basis in accordance with generally accepted accounting principles (which takes into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities). We anticipate such liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.

If we are unable to obtain at reasonable cost the significant amount of insurance and financial assurances which are required for our operations, our business and results of operations would be adversely affected.

We are required to carry significant amounts of insurance, to occasionally post bid and performance bonds, and to provide substantial amounts of financial assurances to governmental agencies for potential closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation. Our total estimated closure and post-closure costs requiring financial assurance by regulators as of December 31, 2005, was $286.5 million. We have placed most of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company (a unit of Zurich Insurance N.A.). We were required to and have posted letters of credit of approximately $73.5 million with Steadfast Insurance Company in order to obtain the insurance policies. The term of our current insurance policy from Steadfast Insurance Company will expire in September 2006, and our ability to continue conducting our operations could be adversely affected if we should become unable to obtain sufficient insurance, surety bonds and financial assurances at reasonable cost to meet our business and regulatory requirements in the future. The availability of insurance may be influenced by developments within the insurance industry itself, as well as the insurers’ or sureties’ assessment of their risk of loss with us.

The environmental services industry in which we participate is subject to significant economic and business risks.

Our future operating results may be affected by such factors as our ability to: utilize our facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which has experienced significant downsizing and consolidating; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop the site services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. The hazardous and industrial waste management business is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture and aerospace industries. If those cyclical industries slow significantly, the business that we receive from those industries is likely to slow.

A significant portion of our business depends upon the demand for major remedial projects and regulatory developments over which we have no control.

Our operations are significantly affected by the commencement and completion of major site remedial projects; cleanup of major spills or other events; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing the management of hazardous waste; secular changes in the waste processing industry towards waste minimization and the propensity for delays in the remedial market; and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

Seasonality makes it harder for us to manage our business and for investors to evaluate our performance.

Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities. Typically during the first quarter of each calendar year there is less demand for environmental remediation due to weather related reasons, particularly in the northern and midwestern United States and Canada, and increased possibility of unplanned weather related plant shutdowns. This seasonality in our business makes it harder for us to manage our business and for investors to evaluate our performance.

The extensive environmental regulations to which we are subject may increase our costs and potential liabilities.

Our operations and those of others in the environmental industry are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada. While increasing environmental regulation often presents new business opportunities for us, it often results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with governmental enforcement proceedings which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability for cleanup of releases of regulated materials, and also liability for related natural resource damages.

From time to time, we have paid fines or penalties in governmental environmental enforcement proceedings, usually involving our waste treatment, storage and disposal facilities. Although none of these fines or penalties that we have paid in the past has had a material adverse effect upon us, we might in the future be required to make substantial expenditures as a result of governmental proceedings, which would have a negative impact on our earnings. Furthermore, regulators have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment, and vehicles based on, among other factors, our compliance record, and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material adverse impact on financial results. Although we have never had any of our facilities’ operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.

In the past, practices have resulted in releases at and from certain of our facilities, which may require investigation and, in some cases, remediation. We are currently conducting remedial activities at certain of our sites. While, based on available information, we do not believe these remedial activities will result in a material adverse effect upon our operations or financial condition, these activities or the discovery of previously unknown conditions could result in material costs.

Future changes in environmental regulations may require us to make significant capital expenditures.

Changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the EPA promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (“MACT”) under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $27.6 million since September 7, 2002 in order to bring our Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah incineration facilities into compliance with the MACT regulations. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

If our assumptions relating to expansion of our landfills should prove inaccurate, our results of operations and cash flow could be adversely affected.

When we include the expansion airspace in our calculations of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure, and landfill closure and post-closure. It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing, and lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace. In addition, if our assumptions concerning the expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow. Future conditions might require us to make substantial write-downs in our assets, which would adversely affect our balance sheet and results of operations. We participate in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructuring during the past several years. Periodically, we review long-lived assets for impairment. At the end of each of 2005, 2004 and 2003, we determined based on this review that no asset write-downs were required; however, if conditions in the industry were to deteriorate significantly, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Other Risks Relating to Our Company and Common Stock

Our substantial level of indebtedness and outstanding letters of credit could adversely affect our financial condition and ability to fulfill our obligations.

As of March 1, 2006, we had $101.8 million of outstanding indebtedness and $89.2 million of outstanding letters of credit. Our substantial level of indebtedness and outstanding letters of credit may:

•       adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•       require us to dedicate a substantial portion of our cash flow to the payment of interest on our indebtedness and fees on our letters of credit;

•       subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including our borrowings (if any) under our revolving credit facility;

•       increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•       limit our ability to adjust to rapidly changing market conditions, reducing our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.

If we are unable to generate sufficient cash flow from operations in the future to service our debt and fee obligations, we may be required to refinance all or a portion of our existing debt and letter of credit facilities, or to obtain additional financing and facilities. However, we may not be able to obtain any such refinancing or additional facilities on favorable terms or at all.

The covenants in our financing agreements restrict our ability to operate our business and might lead to a default under our outstanding debt agreements.

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

As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our revolving credit and letter of credit facilities require, and our future credit facilities may require, us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our revolving credit and letter of credit facilities. Upon the occurrence of an event of default under our revolving credit and letter of credit facilities or future credit facilities, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness, including our senior secured notes.

The instruments governing certain of our indebtedness, including the indenture governing our senior secured notes and our revolving credit and letter of credit facilities, also contain cross-default provisions. Under these provisions, a default under one instrument governing our indebtedness may constitute a default under our other instruments of indebtedness that contain cross default provisions, which could result in the related indebtedness and the indebtedness issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

We have not paid, and do not anticipate paying for the foreseeable future, dividends on our common stock.

We have not paid, and do not anticipate paying for the foreseeable future, any dividends on our common stock. Furthermore, our current credit agreement prohibits, and our indenture restricts, the payment by us of dividends on our common stock. We intend to retain future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt.

Our founder and other directors and executive officers, as a group, will be able to exercise substantial influence over matters submitted to our stockholders for approval.

As of the March 1, 2006, Alan S. McKim, our founder and chief executive officer, together with other directors and executive officers, beneficially held approximately 20.1% of our outstanding common stock. As a result, our directors and executive officers will likely be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions. Potential future sales of common stock by our directors and executive officers, and our other principal stockholders, may cause our stock price to fall.

Future sales, or the availability for future sales, of substantial amounts of our common stock could adversely affect the market price of our common stock.

As of March 1, 2006, Alan S. McKim, our founder and chief executive officer, beneficially held approximately 18.8% of our then outstanding common stock, and the three other holders which have reported to us that they each beneficially own in excess of 5% of our outstanding common stock have reported that they collectively own an aggregate of 3,794,979 shares (approximately 19.5% of our outstanding common stock as of March 1, 2006). A decision by one or more of these major stockholders to sell a substantial number of their shares could adversely affect the market price of our common stock. All of the 19,561,692 shares of our common stock which were outstanding or subject to then exercisable warrants, conversion rights or options as of March 1, 2006, were or, upon issuance, will be freely tradable without restriction or further registration under the Securities Act, except for the approximately 3,936,139 of such shares beneficially held by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The shares held by our “affiliates” include the shares beneficially held by our founder and other directors and executive officers described above. Shares beneficially owned by our affiliates may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption from registration, such as Rule 144.

The Massachusetts Business Corporation Act and our By-Laws contain certain anti-takeover provisions.

Section 8.06 and 7.02 of the Massachusetts Business Corporation Act provide that Massachusetts corporations which are publicly-held must have a staggered board of directors and that written demand by holders of at least 40% of the outstanding shares of each relevant voting group of stockholders is required for stockholders to call a special meeting unless such corporations take certain actions to affirmatively “opt-out” of such requirements. In accordance with these provisions, our By-Laws provide for a staggered Board of Directors which consists of three classes of directors of which one class is elected each year for a three-year term, and require that written application by holders of at least 25% (which is less than the 40% which would otherwise be applicable without such a specific provision in our By-Laws) of our outstanding shares of common stock is required for stockholders to call a special meeting. In addition, our By-Laws prohibit the removal by the stockholders of a director except for cause. These provisions could inhibit a takeover of our company by restricting stockholders action to replace the existing directors or approve other actions which a party seeking to acquire us might propose. A takeover transaction would frequently afford stockholders an opportunity to sell their shares at a premium over then market prices.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

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

Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and transportation, storage and disposal facilities, or “TSDFs”), vehicles and equipment (including environmental remediation equipment). We have 48 active permitted hazardous waste management properties, and 66 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in the Technical Services segment.

Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2005 regarding our properties. Substantially all of our operating properties are mortgaged as collateral for our loans.

Hazardous Waste Management Properties

Included in the 48 hazardous waste management properties are five incineration locations, nine commercial landfills, seven wastewater treatment plants, 20 TSDFs, and seven facilities which specialize in PCB management, oil and used oil products recycling. Some properties offer multiple capabilities. As described below under “Inactive Properties,” we also own 12 discontinued facilities.

Hazardous Waste Facilities

Incinerators.   We own five operating incineration facilities containing a total of seven incinerators, as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2005
Nebraska	1	55,000	76%
Utah	1	65,000	78%
Texas	3	140,000	108%
Ontario, Canada	1	105,000	86%
Quebec, Canada	1	73,000	92%
	7	438,000	91%

Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and two solids and liquids-capable incineration facilities. In Canada, we operate two hazardous waste liquid injection incinerators.

Landfills.   In the United States and Canada, we operate nine commercial landfills as follows:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	12,548	43 and 67
Colorado	1	505	50
North Dakota	1	423	23
Oklahoma	1	1,372	17
Texas	1	1,230	12
Utah	1	2,040	23
Alberta, Canada	1	1,055	23
Ontario, Canada	1	8,784	50
	9	27,957

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

Other Facilities and Properties

Service Centers and Satellite Locations.   We operate 66 additional service centers and satellite or support locations in 29 states, four provinces in Canada, Mexico and Puerto Rico, of which 13 are owned and 53 are leased. These locations are aligned with one or more of our landfills, incinerators, wastewater treatment, consulting, administrative, or other treatment and disposal facilities.

Inactive CSD Facilities.   In addition to the active facilities and properties described above, we own a total of 12 discontinued facilities that were acquired in 2002 as part of the CSD assets due to our assumption of the remediation liabilities associated with such properties or our closure of such sites. The principal such discontinued facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina, Coffeyville, Kansas and Bridgeport, New Jersey, and two closed wastewater treatment facilities in Cleveland, Ohio. Prior to the sale of the CSD assets, Safety-Kleen gave notice to the applicable regulatory agencies of Safety-Kleen’s intent to close the facilities, and Safety-Kleen stopped accepting wastes at Baton Rouge in 1997, at Roebuck in 1998, at Coffeyville in 2000, at Bridgeport in 2001 and at Cleveland in 1990. We are proceeding with the closure process.

ITEM 3.                LEGAL PROCEEDINGS

See Note 9, “Legal Proceedings,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” for a description of the legal proceedings in which we are now involved.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the NASDAQ National Market under the symbol CLHB. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by NASDAQ.

2005	High	Low
First Quarter	$20.95	$13.74
Second Quarter	24.06	15.21
Third Quarter	34.49	21.48
Fourth Quarter	36.59	25.45
2004	High	Low
First Quarter	$9.08	$6.45
Second Quarter	9.98	7.21
Third Quarter	12.11	8.26
Fourth Quarter	15.09	10.41

On March 8, 2006, the closing price of our common stock on the Nasdaq National Market was $30.00. On March 8, 2006, there were 513 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee name. We estimate that approximately 6,468 additional stockholders held shares in street name at that date.

We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement prohibits, and our indenture restricts, us from paying cash dividends on our common stock (see “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a description of the securities which are authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 31, 2005, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.

ITEM 6.                SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this report and in the annual reports we have previously filed with the SEC. This information should be reviewed in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this report.

	For the Year Ended December 31,
	2005	2004	2003	2002(1)	2001
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$711,170	$643,219	$610,969	$350,133	$251,601
Cost of revenues	512,582	464,838	453,461	252,469	178,348
Selling, general and administrative expenses	108,312	104,509	108,430	61,518	43,727
Accretion of environmental liabilities(2)	10,384	10,394	11,114	1,199	—
Depreciation and amortization	28,633	24,094	26,482	15,508	11,113
Restructuring	—	—	(124)	750	—
Other acquisition costs	—	—	—	5,406	—
Income from operations	51,259	39,384	11,606	13,283	18,413
Other income (expense)(3)	611	(1,345)	(94)	129	—
(Loss) on refinancings(4)(5)	—	(7,099)	—	(24,658)	—
Interest (expense), net	(22,754)	(22,297)	(23,724)	(13,414)	(10,724)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	29,116	8,643	(12,212)	(24,660)	7,689
Provision for income taxes(6)	3,495	6,043	5,322	3,787	2,412
Income (loss) before cumulative effect of change in accounting principle	25,621	2,600	(17,534)	(28,447)	5,277
Cumulative effect of change in accounting principle, net of taxes(2)	—	—	66	—	—
Net income (loss)	25,621	2,600	(17,600)	(28,447)	5,277
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock(7)	279	11,798	3,287	1,291	448
Net income (loss) attributable to common stockholders	$25,342	$(9,198)	$(20,887)	$(29,738)	$4,829
Basic earnings (loss) attributable to common stockholders (8)	$1.62	$(0.65)	$(1.54)	$(2.44)	$0.42
Diluted earnings (loss) attributable to common stockholders (8)	$1.45	$(0.65)	$(1.54)	$(2.44)	$0.38
Other Financial Data:
Adjusted EBITDA(9)	$90,276	$74,744	$50,744	$36,170	$29,466

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Working capital	$100,354	$50,696	$(19,575)	$23,537	$9,423
Goodwill	19,032	19,032	19,032	19,032	19,032
Total assets	614,364	504,702	540,159	559,690	156,958
Long-term obligations (including current portion)(10)	154,291	153,129	187,119	174,350	53,224
Redeemable preferred stock	—	—	15,631	13,543	—
Stockholders’ equity (8)	115,658	11,038	7,696	20,420	48,463

(1)          Effective as of September 7, 2002, we acquired the assets of the Chemical Services Division (“CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) Amounts recorded for the year ended December 31, 2002, for revenues, cost of revenues, selling, general and administrative expenses, accretion of environmental liabilities, depreciation and amortization, restructuring, other acquisition costs, other income, loss on refinancings, interest expense, provision for income taxes, working capital, total assets, long-term obligations, redeemable preferred stock and stockholders’ equity were either significantly impacted by or resulted from the acquisition.

(2)          Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” Accretion of environmental liabilities for the years ended December 31, 2005, 2004 and 2003, were due primarily to the implementation as of January 1, 2003 of SFAS No. 143 and accretion of the discount for the remedial liabilities assumed as part of the CSD assets acquired. Accretion of environmental liabilities for the year ended December 31, 2002, related to the accretion of the discount for the remedial liabilities assumed in the acquisition of the CSD assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Liabilities.”

(3)          As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Redemption of Series C Preferred Stock,” we had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock which consisted of two components, namely, (i) non-convertible redeemable preferred stock with a 6.0% annual dividend (the “Host Contract”) and (ii) an “Embedded Derivative” which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. The value of the Embedded Derivative was periodically marked to market which resulted in the inclusion of gains (losses) as a component of other income (expense) of $(1.6) million, $(0.4) million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(4)          As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Financing Arrangements” and “—Redemption of Series C Preferred Stock,” we repaid on June 30, 2004 our then outstanding debt, redeemed our then outstanding Series C Preferred Stock and settled the Embedded Derivative liability associated with our Series C Preferred Stock. For the year ended December 31, 2004, we recorded loss on refinancing of $7.1 million relating to these activities.

(5)          Prior to the refinancing of our debt in September 2002, we had outstanding $35.0 million of 16% Senior Subordinated Notes (the “Subordinated Notes”) and $9.6 million of 10.75% economic development revenue bonds (the “Bonds”). Under the terms of the Subordinated Notes and the Bonds, we were obligated to refinance all of the debt in order to complete the purchase of the CSD assets. The total cost of the extinguishment of that debt in 2002 was $24.7 million and consisted of: (i) a “Make Whole Amount” for the Subordinated Notes of $17.0 million; (ii) the defeasance costs on the Bonds of $3.1 million; and (iii) the write-off of deferred financing costs on both the Subordinated

Notes and the Bonds of approximately $4.6 million, of which $2.4 million represented a write-off of the then unamortized debt issue discount based on the fair market value of warrants issued in connection with the Subordinated Notes on April 30, 2001.

(6)          The fiscal year 2002 provision for income taxes included a $1.1 million charge to provide a valuation allowance for all net deferred tax assets.

(7)          As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Financing Arrangements” and “—Redemption of Series C Preferred Stock,” we had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock. The amount of $11.8 million for the year ended December 31, 2004 includes $9.9 million related to the redemption of that Series C Preferred Stock.

(8)          As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stockholder Matters,” we issued: (i) 0.4 million shares of common stock in February 2005 upon cashless exercise of previously outstanding warrants; (ii) 1.6 million shares of common stock in October 2005 upon exercise of previously outstanding warrants for an aggregate of $12.5 million; and (iii) 2.3 million shares of common stock in December 2005 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters’ discount and offering expenses payable by us) of $60.2 million.

(9)          For all periods presented, “Adjusted EBITDA” consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, change in value of embedded derivative associated with our previously outstanding Series C Preferred Stock (which we redeemed June 30, 2004), and gain (loss) on sale of fixed assets. Such definition of “Adjusted EBITDA” is the same as the definition of “EBITDA” used in our current credit agreement and indenture for covenant compliance purposes. See below for a reconciliation of Adjusted EBITDA to both net income (loss) and net cash provided by operating activities for the specified periods. Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or loss or other measurements under GAAP. Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net income (loss)	$25,621	$2,600	$(17,600)	$(28,447)	$5,277
Accretion of environmental liabilities	10,384	10,394	11,114	1,199	—
Depreciation and amortization	28,633	24,094	26,482	15,508	11,113
Restructuring expense (income)	—	—	(124)	750	—
Other acquisition costs	—	—	—	5,406	—
Loss on refinancings	—	7,099	—	24,658	—
Interest expense, net	22,754	22,297	23,724	13,414	10,724
Provision for income taxes	3,495	6,043	5,322	3,787	2,412
Non-recurring severance charges	—	25	1,089	—	—
Other non-recurring refinancing-related expenses	—	1,326	—	—	—
Change in value of embedded derivative	—	1,590	379	(129)	—
(Gain) loss on sale of fixed assets	(26)	(724)	292	24	(60)
Cumulative effect of change in accounting principle	—	—	66	—	—
Other income	(585)	—	—	—	—
Adjusted EBITDA	$90,276	$74,744	$50,744	$36,170	$29,466

The following reconciles Adjusted EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Adjusted EBITDA	$90,276	$74,744	$50,744	$36,170	$29,466
Interest expense, net	(22,754)	(22,297)	(23,724)	(13,414)	(10,724)
Provision for income taxes	(3,495)	(6,043)	(5,322)	(3,787)	(2,412)
Allowance for doubtful accounts	(105)	1,232	2,439	842	587
Amortization of deferred financing costs	1,500	2,294	2,467	899	636
Change in environmental estimates	(11,265)	(3,287)	(215)	1,843	—
Amortization of debt discount	169	77	—	388	238
Deferred income taxes	(1,242)	381	(620)	1,676	1,347
Tax benefit of stock options	408	—	—	—	—
Impairment of assets held for sale	281	—	—	—	—
(Gain) loss on sale of fixed assets	(26)	(724)	292	24	(60)
Other non-recurring refinancing-related expenses and other	—	(1,351)	—	—	—
Stock-based compensation	56	35	29	166	—
Foreign currency loss (gain) on intercompany transactions	—	(88)	996	—	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(25,983)	(6,058)	20,265	(9,679)	451
Unbilled accounts receivable	(1,562)	4,429	4,539	(9,695)	(382)
Deferred costs	8	538	(838)	(4,433)	(130)
Prepaid expenses	3,511	(4,781)	14	(5,277)	(399)
Accounts payable	(804)	9,249	2,923	12,201	120
Closure, post-closure and remedial liabilities	(7,243)	(10,305)	(7,973)	(3,505)	(115)
Deferred revenue	(387)	(1,086)	(2,121)	8,693	1,496
Accrued disposal costs	37	910	(72)	(5,060)	1,285
Income taxes payable, net	664	(734)	685	1,214	288
Other, net	7,623	15,325	(5,651)	(3,617)	2,940
Net cash provided by operating activities	$29,667	$52,460	$38,857	$5,649	$24,632

(10)   Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Management’s Discussion and Analysis contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report entitled Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by us during 2006.

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

Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). That acquisition broadened our disposal capabilities, geographic reach and significantly expanded our network of hazardous waste disposal facilities. Following the acquisition, we became one of the largest providers of environmental services and the largest operator of hazardous waste treatment and disposal facilities in North America. The acquisition of CSD’s hazardous waste facilities allowed us to expand our site and industrial services in new geographic areas. The acquisition also resulted in significant cost savings by allowing us to treat and dispose of hazardous waste internally for which we previously paid third parties and to eliminate redundant selling, general and administrative expenses and inefficient transportation costs.

The assets of the CSD (including the assets of the CSD Canadian Subsidiaries) which we acquired consist primarily of 44 hazardous waste treatment and disposal facilities including, among others, 22 transportation, storage or disposal facilities (five of which have since been closed by us), six wastewater treatment facilities (one of which has since been closed by us), nine commercial landfills and four incineration facilities. Such facilities are located in 30 states, Puerto Rico, six Canadian provinces and Mexico. The most significant of such facilities include landfills in Buttonwillow, California with approximately 9.8 million cubic yards of remaining capacity, in Lambton, Ontario with approximately 8.8 million cubic yards of remaining capacity, which is the largest of the three hazardous waste landfills in Canada, and in Waynoka, Oklahoma with approximately 1.4 million cubic yards of remaining capacity; and incinerators in Deer Park, Texas which is the largest hazardous waste incineration facility in the United States, and in Aragonite, Utah. Additional significant facilities are the incinerators in Mercier, Quebec and Lambton, Ontario.

We have accrued environmental liabilities, valued as of December 31, 2005, at approximately $170.7 million, substantially all of which we assumed in connection with the acquisition of the CSD assets. We now anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, deferred revenue, allowance for doubtful accounts, accounting for landfills, testing long-lived assets and goodwill for impairment, environmental liabilities, insurance expense, legal matters, and provision for income taxes. Our management discusses each of these critical accounting estimates with the Audit Committee of our Board of Directors prior to each release of our annual financial statements.

Revenue Allowance.   We respond to emergencies that pose an immediate threat to public health or the environment and must take action in the field as events unfold. Historically, once the emergency is contained, customers may withhold payment and attempt to renegotiate amounts invoiced. Accordingly, we establish a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers’ accounts in future periods. The allowance is established based on experience and, when available, based on specific information relating to jobs performed.

Deferred Revenue.   In accordance with customary practice in the environmental services industry, we normally submit a bill for services shortly after waste is collected from a customer location and prior to completion of the waste disposal process. We recognize revenue for waste disposal services only when the waste is placed into a landfill, incinerated, treated in a wastewater treatment facility or shipped to a third party for disposal. The amount of deferred revenue stated on our balance sheet as of December 31, 2005 was $21.8 million. Because a large quantity of waste is on hand and in transit at the end of any month, waste from various sources is mixed subsequent to receipt, waste is received in various size containers, and the amount of waste per container can vary significantly, the calculation of deferred revenue requires the use of significant estimates such as of the average revenue charged for a type of waste and of the average waste volume contained within various size containers.

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

These criteria are initially evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. However, our policy provides that, based on the facts and circumstances of a specific landfill, inclusion of unpermitted airspace may still be allowed even if these criteria are not met. In these circumstances, inclusion must be approved through a landfill-specific process that includes approval of our Chief Financial Officer and a review by the Audit Committee of our Board of Directors. When we include the expansion airspace in our calculations of available airspace, we also include the projected costs for final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

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

Long-Lived Assets.   We periodically evaluate the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Goodwill.   Beginning in 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

Environmental Liabilities.   As more fully discussed under Item 1, “Business—Environmental Regulation,” our waste management facilities are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment or otherwise protect the environment. In addition, in connection with our acquisition of the assets of the CSD in September 2002, we agreed to assume certain environmental liabilities of the Sellers as part of the purchase price for the CSD assets. As of December 31, 2005, we had recorded discounted remedial liabilities of $147.1 million. We also estimate that it is “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such remedial liabilities could be up to $22.1 million greater than such $147.1 million.

Remedial liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There is a risk that the actual quantities of contaminates differ from the results of the site investigation, and there is a risk that contaminants exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful, which could result in the additional incremental costs of an alternative solution. Changes in estimates for remedial liabilities are recorded through selling, general and administrative expenses. Such estimates, which are subject to change, are subsequently revised if and when additional information becomes available.

In addition, we must estimate the timing of payments for environmental liabilities years into the future. Because most of our environmental liabilities are discounted to reflect the respective dates on which we expect to make environmental expenditures, significant acceleration in the timing of payments could result in material charges to earnings. Net reductions in our estimates of environmental liabilities, and changes in our estimate of the timing of payments, resulted in increases to our reported results of operations of $11.3 million, $3.3 million, and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Insurance Expense.   It is our policy to retain a significant portion of certain expected losses related primarily to workers’ compensation, health insurance, comprehensive general and vehicle liability. Accruals are established for incurred losses based on information that is known at the time. Recording health insurance expense requires that estimates be made of the cost of health benefits to be provided in future periods. Actual expenditures required in future periods can differ materially from accruals established based on estimates. As described in our annual report on Form 10-K/A for the year ended December 31, 2004, we restated our financial statements for the years ended December 31, 2003 and 2002, and financial information for the year ended December 31, 2001, in order to correct errors relating to the methodology we had established for estimating our workers’ compensation and motor vehicle liability claims. The effect of the restatement was to increase cost of revenues by $0.3 million for each of the years ended December 31, 2003 and 2002.

Legal Matters.   As described in Note 9, “Legal Proceedings,” to the financial statements included in Item 8, “Financial Statements and Supplemental Data,” we are subject to legal proceedings which relate to the acquisition of the CSD assets or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2005, we had reserves of $34.3 million (substantially all of which we had established as part of the purchase price for the CSD assets) relating to our potential liabilities in connection with such legal proceedings which were then pending or anticipated. We also estimate that it is “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.5 million greater than such $34.3 million. Because all of our reasonably possible additional losses relating to legal proceedings liabilities relate to remedial liabilities, the reasonably possible additional losses for legal liabilities are reflected in the tables of reasonably possible additional losses under the heading “Environmental Liabilities” below. Estimates of the cost to settle disputes are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established. Substantially all of our legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed under “Environmental Liabilities” below.

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

We assess uncertain tax positions and provide reserves and applicable statutory interest based on our best estimate of the impact of these positions being successfully challenged.

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

The operations not managed through our two operating segments are presented herein as “Corporate Items.” Corporate Items revenues consist of two different operations where the revenues are insignificant and represents approximately one-tenth of one percent of our total revenues. Corporate Items cost of revenues represents certain central services that are not allocated to the segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to our two segments.

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

	Percentage of Total Revenues Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	4.1	4.0	4.8	7.0	9.2
Other cost of revenues	68.0	68.3	69.4	65.1	61.7
Total cost of revenues	72.1	72.3	74.2	72.1	70.9
Selling, general and administrative expenses	15.2	16.2	17.8	17.7	17.4
Accretion of environmental liabilities	1.5	1.6	1.8	0.3	—
Depreciation and amortization	4.0	3.8	4.3	4.4	4.4
Restructuring expense	—	—	—	0.2	—
Other acquisition costs	—	—	—	1.5	—
Income from operations	7.2	6.1	1.9	3.8	7.3
Other income (expense)	0.1	(0.2)	—	—	—
(Loss) on refinancings	—	(1.1)	—	(7.0)	—
Interest (expense) net	(3.2)	(3.5)	(3.9)	(3.8)	(4.2)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	4.1	1.3	(2.0)	(7.0)	3.1
Provision for income taxes	0.5	0.9	0.9	1.1	1.0
Income (loss) before cumulative effect of change in accounting principle	3.6	0.4	(2.9)	(8.1)	2.1
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	—
Net income (loss)	3.6%	0.4%	(2.9)%	(8.1)%	2.1%

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the years ended December 31, 2005, 2004 and 2003. See Footnote 9 under Item 6, “Selected Financial Data,” for a description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by operating activities. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” of this report and in particular Note 22, “Segment Reporting,” to such financial statements.

	2005	2004(1)	2003(1)
Revenues:
Technical Services	$493,987	$474,397	$448,425
Site Services	217,337	169,468	163,683
Corporate Items	(154)	(646)	(1,139)
Total	711,170	643,219	610,969
Cost of Revenues:
Technical Services	341,952	327,727	316,508
Site Services	165,453	129,897	124,151
Corporate Items	5,177	7,214	12,802
Total	512,582	464,838	453,461
Selling, General and Administrative Expenses:
Technical Services	49,769	48,757	48,524
Site Services	22,291	18,422	16,982
Corporate Items	36,252	36,458	41,258
Total	108,312	103,637	106,764
Adjusted EBITDA:
Technical Services	102,266	97,913	83,393
Site Services	29,593	21,149	22,550
Corporate Items	(41,583)	(44,318)	(55,199)
Total(2)	$90,276	$74,744	$50,744

(1)          Certain reclassifications have been made to conform to the current year presentation.

(2)          See Footnote 9 under Item 6, “Selected Financial Data,” for a discussion of Adjusted EBITDA.

Year ended December 31, 2005 versus Year ended December 31, 2004

Revenues

Total revenues for 2005 increased $68.0 million to $711.2 million from $643.2 million for 2004. Technical Services revenues for 2005 increased $19.6 million to $494.0 million from $474.4 million for 2004. The primary increases in Technical Services revenues consisted of an increase in pricing of waste processed through our facilities of $16.9 million and $7.9 million due to the strengthening in the Canadian dollar. Outside revenue from new and existing customers increased $23.1 million offset by increased intercompany disposal costs of $9.2 million, resulting in an increase in direct revenue of $13.9 million. Our recycle and reclaim business remained strong; a few large projects happened that did not occur last year, and we also experienced a very strong household hazardous waste season. Partially offsetting these increases was a decrease in revenues of $19.2 million due to a decrease in the volume of waste processed through our facilities. The favorable pricing and the unfavorable volume of waste processed through our facilities were both due to lower levels of project revenues that tend to have lower gross margins for 2005 as compared to 2004.

Site Services revenues for 2005 increased $47.8 million to $217.3 million from $169.5 million for 2004. Site Services performed several large emergency response jobs during 2005, which accounted for $39.5 million of our outside revenues, offset by intercompany costs of $5.7 million, and resulted in direct revenue of $33.8 million, or 15.6% of Site Services revenues for 2005. In 2004, several large emergency response jobs accounted for $10.9 million of our outside revenue, offset by intercompany costs of $1.3 million, and resulted in an increase in direct revenue of $9.6 million, or 5.7% of our revenues for 2004. Excluding these emergency response jobs, Site Services revenues increased $23.6 million, or 14.7%, for 2005 as compared to 2004. The recycling facilities group represented $14.6 million of this increase due to improved revenue related to the strength of commodities pricing and new business. The remainder of the increase was the result of several large remedial projects, growth initiatives in Canada and the western United States and an improving economy. Corporate Items revenues increased $0.5 million for 2005 to $(0.2) million from $(0.7) million for 2004. This increase resulted mainly from reduced intercompany costs at our discontinued waste handling facilities.

There are many factors which have impacted, and continue to impact, our revenues. These factors include: economic conditions, competitive industry pricing, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, industry-wide overcapacity, and direct shipment by generators of waste to the ultimate treatment or disposal location. We believe that inflation did not have any significant effect on revenues during the three years ended December 31, 2005.

Cost of Revenues

Total cost of revenues for 2005 increased $47.8 million to $512.6 million, compared to $464.8 million for 2004. Technical Services cost of revenues increased $14.3 million to $342.0 million from $327.7 million for 2004. Cost of revenues for Technical Services increased $4.4 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar. Costs also increased by $4.2 million in employee labor and benefit costs, $3.1 million in materials and supplies costs, $5.0 million in increased fuel, utility and other processing costs, $1.9 million in vehicle expense as well as equipment and non-capitalizable incinerator repairs. These increases were partially offset by reduced outside transportation costs of approximately $4.3 million.

Site Services cost of revenues increased $35.6 million to $165.5 million from $129.9 million for 2004. Site Services performed several large emergency response jobs during 2005, which accounted for $21.2 million of our cost of revenues or 12.8% of Site Services cost of revenues for 2005. In 2004, several large emergency response jobs accounted for $4.6 million of our cost of revenues, or 3.5% of cost of revenues for 2004. Excluding these emergency response jobs, Site Services cost of revenues increased $19 million, or 15.1%, for 2005 compared to 2004. This increase was primarily due to a $5.8 million increase in direct labor and related costs resulting from increased headcount to support revenue growth. The remaining increase was due to materials and supplies increases of $4.8 million, subcontractors increase of $2.4 million, outside disposal increase of $2.3 million, fuel increase of $2.2 million, equipment rental and maintenance expense increase of $1.7 million and fixed cost increase of $0.5 million, partially offset by a decrease in outside transportation and rail of $0.8 million in 2005 compared to 2004. Corporate Items cost of revenues decreased $2.0 million to $5.2 million in 2005 from $7.2 million for 2004. This decrease was related to a $1.6 million change in estimate credit for financial assurance in 2005, partially offset by increased disposal of $1.0 million at our discontinued waste handling facilities, a $0.9 million reduction in hazardous waste transportation fees due to charging the Technical Services group throughout 2005, and a $0.5 million net reduction in our insurance reserves. As a percentage of revenues, combined cost of revenues in 2005 decreased 0.2% to 72.1% from 72.3% in 2004.

We believe that our ability to manage operating costs is important in our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology, continued modifications and upgrades at our facilities, and implementation of strategic sourcing initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through the strategic sourcing initiative. No assurance can be given that our efforts to manage future operating expenses will be successful.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2005 increased $3.8 million to $108.3 million from $104.5 million in 2004. Technical Services selling, general and administrative costs increased $1.1 million to $49.8 million from $48.7 million for 2004 due to an unfavorable foreign exchange fluctuation of $0.5 million relating to the Canadian dollar and increases in salary and employee benefit costs. Site Services selling, general and administrative expenses for 2005 increased $3.9 million to $22.3 million from $18.4 million in 2004. The change was related to a $1.3 million increase in salaries, benefits and incentive compensation due to emergency response projects, an increase of $0.3 million in travel and fees expenses and a $2.2 million increase in sales and central operations related expenses to support overall revenue growth. Corporate Items selling, general and administrative expenses for 2005 decreased $1.2 million to $36.2 million from $37.4 million in 2004 due to changes in estimates of environmental liabilities of $5.7 million, an insurance settlement of $1.4 million as discussed in Note 12 “Business Interruption Insurance Recovery,” and reduced telephone expenses of $0.7 million. Increased professional fees of $1.8 million, increased salaries and benefits related to increased headcount of $2.7 million, a $0.9 million change in foreign currency exchange rates negatively impacting profits, increased bonus accruals of $0.3 million, increased legal fees of $0.3 million, and other increased costs of $0.6 million partially offset these decreases in 2005.

Adjusted EBITDA Contribution

The combined adjusted EBITDA contribution by segments for 2005 increased $15.6 million to $90.3 million from $74.7 million for 2004. The Technical Services contribution increased $4.4 million, the Site Services contribution improved $8.5 million, and the Corporate Items cost decreased $2.7 million. The combined adjusted EBITDA contribution was derived from revenues of $711.2 million and $643.2 million, net of cost of revenues of $512.6 million and $464.8 million and selling, general and administrative expenses of $108.3 million and $103.6 million for the years ended December 31, 2005 and 2004, respectively.

Accretion of Environmental Liabilities (see Closure and Post Closure Liabilities below)

Accretion of environmental liabilities for 2005 and 2004 was similar at $10.4 million.

Depreciation and Amortization

Depreciation and amortization expense of $28.6 million for 2005 increased $4.5 million from $24.1 million for 2004. This increase consisted of a $1.8 million increase in amortization related to changes in estimates in landfill lives, changes in estimates in useful lives of certain assets and cell construction at our landfill sites, a $0.6 million increase due to placing in service in 2004 improvements at our Deer Park incineration facility in order to comply with the Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule, a $0.6 million increase relating to a 2004 purchase accounting adjustment affecting certain assets acquired from Safety-Kleen in September 2002, a $0.3 million increase due to purchases in the Gulf Coast area as a result of Hurricane Katrina, and a $1.2 million increase mainly due to capital additions. The impact of the changes in estimate on dilutive income per share for the year ended December 31, 2005 was a decrease in income of $0.10 per common share.

Other Income (Expense)

For 2005, other income consisted primarily of a $0.6 million gain relating to the settlement of an insurance claim.

For 2004, other income (expense) included certain items related to our previously outstanding Series C Preferred Stock. As described below under “Redemption of Series C Preferred Stock,” we issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock was recorded on our financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend (the “Host Contract”), and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into our common stock. On June 30, 2004, we redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, we valued the Embedded Derivative using the Black-Scholes option-pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00 per share. For 2004, we recorded other expense related to the Embedded Derivative of $1.6 million primarily because of the market price increase of our common stock that occurred during that year. Partially offsetting the expense on the Embedded Derivative during 2004 was a net gain on the disposal of fixed assets of $0.7 million.

Interest (Expense), Net

Interest expense, net of interest income for 2005, increased $0.5 million to $22.8 million from $22.3 million for 2004. The increase was primarily due to $1.9 million of interest that was capitalized, effectively reducing net interest expense in 2004, relating to a capital project to comply with air emission standards at our Deer Park incineration facility. This increase was partially offset by a reduction in deferred financing amortization of $0.8 million and an increase in interest income of $0.6 million in 2005.

As described below under “Liquidity and Capital Resources,” we amended and restated on December 1, 2005 our existing Revolving Credit and Synthetic Letter of Credit Facilities. As a result of that amendment and restatement, the fees which we pay with respect to our new $50.0 million Synthetic Letter of Credit Facility were reduced as of December 1, 2005 from the 5.35% per annum which was payable under our former $90.0 million Synthetic Letter of Credit Facility to 3.10% per annum, and approximately $40.0 million of letters of credit previously outstanding under our Synthetic Letter of Credit Facility (for which we had paid fees of 5.35% per annum) were replaced by letters of credit issued under our Revolving Credit Facility (for which we pay fees of 1.50% per annum). In addition, as described below under “Current Financing Arrangements,” during the first quarter of 2006, we redeemed $52.5 million principal amount of our outstanding 11.25% senior secured notes due 2012 and paid a prepayment penalty of $5.9 million and accrued interest of $2.9 million in connection with such redemption. Concurrently with such redemption of $52.5 million of our outstanding 11.25% senior secured notes, the fees payable under our new $50.0 million Synthetic Letter of Credit Facility were reduced from 3.10% per annum to 2.85% per annum. After giving effect to such amendment and restatement of our credit facilities, such redemption of notes and the related decrease in the fees payable under our new Synthetic Letter of Credit Facility, we estimate that our aggregate interest expense for 2006 (exclusive of the prepayment penalty on the notes redeemed in January 2006) will be between $12.0 million and $13.0 million.

Income Taxes

Income tax expense in 2005 decreased $2.5 million to $3.5 million from $6.0 million for 2004. Income tax expense for 2005 consisted primarily of Canadian taxes of $2.3 million, federal alternative minimum tax of $0.4 million, and state income tax expense of approximately $0.8 million. Income tax expense for the year ended December 31, 2004 consisted primarily of Canadian taxes of $6.1 million, including withholding taxes of $1.1 million, and a net Federal and state income tax benefit of $74 thousand. The decrease in Canadian tax expense was the result of a decrease in net income in Canada, which was primarily attributable to increased interest expense. We had approximately $47.4 million and $45.2 million of federal net operating loss carryforwards at December 31, 2005 and December 31, 2004, respectively. We had approximately $43.0 million and $53.2 million of state net operating loss carryovers at December 31, 2005 and December 31, 2004, respectively.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2005 and 2004, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets. The actual realization of our U.S. net operating loss carryforwards and other deferred tax assets will depend on having future taxable income of the appropriate character prior to expiration of such loss carryforwards. Should we demonstrate the ability to generate future taxable income to utilize the NOL carryforwards and other deferred tax assets, a portion, or all, of the valuation allowance would be reduced. Any change in the valuation allowance for the net deferred tax asset associated with the CSD acquisition of $4.4 million will be recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit, as the net deferred tax assets were fully reserved at the time of the acquisition.

On December 13, 2005, we closed a public offering of 2.3 million shares of our common stock. On January 13, 2006, we used the proceeds of that offering to redeem $52.5 million, or 35%, of our outstanding 11.25% senior secured notes. The resulting reduction in interest expense in future years has been taken into account as positive evidence in evaluating the need for a valuation allowance at December 31, 2005. SFAS No. 109 requires that all available evidence, both positive and negative, be considered in determining the need for a valuation allowance. In evaluating the evidence, we have taken into account revised projections of future operating results as well as cumulative losses in recent years. In weighing this evidence we continue to believe that we have not yet established that it is more likely than not that the deferred tax asset will be realized. In future periods we will continue to re-evaluate the need for this valuation allowance in light of all available evidence, including additional pcriods of profitability as well as projections of future operating results,

We are subject to income taxes in both the U.S. and foreign jurisdictions, and to examination by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known tax contingencies.

In connection with our acquisition of Safety-Kleen in 2002, we fair valued certain preacquisition tax contingencies and established tax reserves for potential tax assessments and statutory interest related to the acquisition. The amount of such contingencies was $13.7 million and was increased to $14.4 million in 2005 as a result of an increase of $.7 million for statutory interest related to these potential assessments. Should we reduce the $13.7 million in tax contingencies in future periods, either as the result of changes in our estimates or settlements, the effect of those reductions will be recorded as a decrease in acquisition related intangible assets, rather than a tax provision benefit. Reductions associated with the $0.7 million in statutory interest recorded in 2005, or statutory interest recorded in future periods, would be a tax provision benefit.

Net Income (Loss)

Net income for 2005 was $25.6 million and included a non-cash benefit of $11.3 million related to a change in our estimated environmental liabilities and an insurance settlement gain of $1.9 million. Net income for 2004 of $2.6 million included an $8.7 million charge relating to the refinancing of our debt, which was partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million and by a $3.3 million benefit related to a change in our estimated environmental liabilities.

Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

As more fully described below under “Redemption of Series C Preferred Stock,” we redeemed 25,000 shares of Series C Preferred Stock on June 30, 2004. For 2005, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks included dividends on our Series B Preferred Stock of $0.3 million. For 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks included the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, cash dividends on our Series B and Series C preferred stocks of $1.0 million, dividends on our Series B preferred stock of $0.2 million issued in common stock due to loan covenant restrictions then in place, and amortization of preferred stock discount and issuance cost of $0.7 million.

Year ended December 31, 2004 versus Year ended December 31, 2003

Revenues

Total revenues for 2004 increased $32.2 million or 5.3% to $643.2 million for 2004 from $611.0 million for 2003. Technical Services revenues for 2004 increased $26.0 million or 5.8% to $474.4 million for 2004 from $448.4 million for 2003. Waste volume variances added $30.8 million in revenue comparing 2003 to 2004 related to Technical Services. Pricing of waste processed decreased $19.2 million from 2003 to 2004. Additionally, the increases in Technical Services revenues resulted from improved CleanPack® volumes of $3.4 million and increased transportation revenues of $2.4 million. Improvements in our chemical distribution business accounted for a $1.7 million increase from 2003 to 2004. Changes in foreign exchange rates relating to the Canadian dollar positively impacted technical services revenue by approximately $6.9 million. Site Services revenues for 2004 increased $5.8 million or 3.5% to $169.5 million for 2004 from $163.7 million for 2003. Site Services performed a large emergency response job in 2003, which accounted for $20.6 million of our outside revenues, offset by intercompany costs of $2.1 million resulting in direct revenue of $18.5 million, or 11.3% of Site Services revenues for that period. In 2004, several large emergency response jobs accounted for $10.9 million of our outside revenues, offset by intercompany costs of $1.3 million and resulting in direct revenue of $9.6 million, or 5.7% of our revenue for 2004. Excluding these large jobs, revenues increased $14.7 million, or 10.1%, for 2004 compared to 2003 as a result of growth initiatives in the gulf and western United States, increased volumes of large industrial services projects, significant improvements in oil and PCB recycling divisions related to commodity sales and an improving economy. Changes in foreign exchange rates positively impacted Site Services revenue by approximately $0.5 million.

Cost of Revenues

Total cost of revenues for 2004 increased $11.3 million or 2.5% to $464.8 million compared to $453.5 million for 2003. Technical Services costs of revenues increased $11.2 million or 3.5% to $327.7 million from $316.5 million in 2003. Site Services cost of revenues increased $5.7 million or 4.6% to $129.9 million from $124.2 million in 2003. Corporate Items cost of revenues decreased $5.6 million to $7.2 million from $12.8 million in 2003. Technical Services cost of revenues as a percent of revenues decreased 1.5% from 70.6% in 2003 to 69.1% in 2004. Outside disposal costs decreased $2.9 million as we continued to internalize disposal. This was offset by a direct labor costs increase of $2.8 million. Materials for processing and resale increased by $3.0 million in 2004, and facility and equipment maintenance costs rose by $3.6 million. Fuel costs increased $1.5 million and deferred disposal costs increased $1.3 million in 2004, but were offset by reduced environmental ($1.1 million), insurance ($2.1 million) and equipment rental ($0.9 million) costs. Foreign exchange translation related to cost of revenues for technical services totaled $3.9 million. Site Services cost of revenues as a percent of revenues increased 0.8% to 76.7% in 2004 from 75.9% in 2003. This increase was attributable to increased non-event cost of revenues of $13.4 million, startup costs of new Site Services locations and margin erosion due to increased competitive factors. Foreign exchange translation related to cost of revenues totaled $0.4 million for Site Services. The decrease in cost of revenues for Corporate Items was due to reduced costs at our discontinued waste handling facilities. As a percentage of revenues, combined cost of revenues in 2004 decreased 1.9% to 72.3% from 74.2% in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2004 decreased $3.9 million or 3.6% to $104.5 million from $108.4 million for 2003. Technical Services selling, general and administrative expenses increased $0.1 million to $48.7 million from $48.6 million for 2003. Site Services selling, general and administrative expenses increased by $1.4 million to $18.4 million from $17.0 million in 2003. Increases for Site Services were related to allocations from sales and administrative support. Corporate Items selling, general and administrative expenses for 2004 decreased $5.1 million to $36.4 million from $41.5 million in 2003. The decrease was due to reduced currency exchange expense of $1.8 million, decreases in headcount resulting in savings of $3.9 million, decreased professional fees of $2.9 million, a decrease in the expense for doubtful accounts of $1.3 million due to the fact that 2003 included an increase in the reserve of approximately $1.6 million, a $3.0 million reduction in employee benefits due to lower headcount and benefit plan changes as well as overall improved controls over expenses. These expense reductions were offset by higher bonus accruals (an increase of $7.6 million mainly for sales and management incentive bonuses) and expenses associated with the refinancing of our capital structure in June 2004 as well as $1.4 million in expenses related to Sarbanes-Oxley Section 404 compliance.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segments for 2004 increased $24.0 million or 47.3% to $74.7 million from $50.7 million in 2003. The increase from Technical Services was $14.5 million. For Site Services, Adjusted EBITDA decreased $1.4 million and was offset by an increase in Corporate Items of $10.9 million. The combined Adjusted EBITDA contribution was based on total revenues of $643.2 million and $611.0 million, net of cost of revenues of $464.8 million and $453.5 million and selling, general and administrative expenses of $103.6 million and $106.8 million for 2004 and 2003, respectively.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for 2004 and 2003 was similar at $10.4 million and $11.1 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense of $24.1 million for 2004 decreased from $26.5 million for 2003 due to changes in estimates in landfill lives and changes in estimates in useful lives of certain assets of $3.5 million, which was offset by an increase in amortization and depreciation due to capital additions. The impact of the changes in estimate on dilutive loss per share for the year ended December 31, 2004 was a decrease in the loss of $0.25 per common share.

Other Income (Expense)

As more fully described below under “Redemption of Series C Preferred Stock,” we issued 25,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) for $25.0 million in September 2002. The Series C Preferred Stock was recorded on our financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend (the “Host Contract”), and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into our common stock. On June 30, 2004, we redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, we valued the Embedded Derivative using the Black-Scholes option pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00. The settlement of the Embedded Derivative liability on June 30, 2004 resulted in no additional other income (expense) being recorded in periods after June 30, 2004, related to the Embedded Derivative. For 2004, we recorded other expense related to the Embedded Derivative of $1.6 million primarily because of the market price increase of our common stock that occurred during the first half of 2004. For 2003, we recorded other expense of $0.4 million for the change in the fair value of the Embedded Derivative because the market price decline of our common stock that occurred during 2003, partially offset by the decrease of the strike price on the Embedded Derivative from $10.50 to $8.00 that occurred because both (i) the Consolidated Adjusted EBITDA for 2003 was less than $115 million and (ii) the average trading price for our common stock for the month of December 2003 was less than $27.50. Partially offsetting the expense on the Embedded Derivative during 2004 and 2003 were, respectively, a net gain and net loss on the disposal of fixed assets of $0.7 million and $0.3 million.

Loss on Refinancings

As further discussed below under “Financing Arrangements Prior to June 30, 2004,” we had outstanding prior to June 30, 2004, a $100.0 million three-year revolving credit facility (the “2002 Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), the Series C Preferred Stock, and the related Embedded Derivative which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, we repaid the 2002 Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Preferred Stock, and settled the related Embedded Derivative liability. We recorded losses associated with our debt refinancing of $7.1 million during the period ended June 30, 2004. Such expenses consisted of a write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

Interest Expense, Net

Interest expense, net of interest income for 2004, decreased $1.4 million to $22.3 million from $23.7 million for 2003. The decrease in interest expense was primarily due to $1.9 million of capitalized interest relating to a capital project to comply with air emission standards at our Deer Park incineration facility, which was partially offset by reduced interest income on our restricted cash balances and a slight increase in interest expense on capital leases for 2004 as compared to 2003.

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

As described below under “Financing Arrangements Prior to June 30, 2004,” we refinanced on June 30, 2004, our then outstanding debt. As a part of the refinancing, one of our Canadian subsidiaries made a $91.7 million (U.S.) investment in the preferred stock of one of our domestic subsidiaries and issued, in partial payment for such investment, a promissory note for $89.4 million (U.S) payable to one of our domestic subsidiaries. The interest rate on such promissory note is 11.0% per annum. The effect of this transaction was to increase interest income of a U.S. subsidiary and to increase interest expense of a foreign subsidiary. For 2005, the full-year effect of this transaction was reflected in our statement of operations.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. We continually review the adequacy of the valuation allowance for deferred taxes. In connection with our acquisition in 2002 of substantially all of the assets of the CSD from Safety-Kleen, Safety-Kleen was unable to provide historical audited statements of operations and cash flows for the CSD, and we have reported aggregate net losses from our U.S. operations since the acquisition. Accordingly, as part of the review of the valuation allowance for deferred taxes for 2004 and 2003, we determined that we lacked sufficient verified historical taxable income to demonstrate that we will be able to utilize the net operating loss (“NOL”) carryforwards and other deferred tax assets for the U.S. entities. Accordingly, no tax benefit has been recorded relating to the loss before provision for income taxes and cumulative effect of change in accounting principle for the U.S. entities for 2004 and 2003. The actual realization of the net operating loss carryforwards and other deferred tax assets will depend on our having future taxable income of the appropriate character prior to their expiration. Should we demonstrate the ability to generate future taxable income to utilize the NOL carryforwards and other deferred tax assets, a portion or all of the valuation allowance would be reduced. Up to $35.3 million of this valuation allowance reduction could be recorded as a tax benefit on our statement of operations and up to $4.4 million could reduce the basis of assets acquired from Safety-Kleen. At December 31, 2004, we had regular net operating loss carryforwards of approximately $45.2 million that begin to expire starting in 2012.

Net Income (Loss)

Net income for 2004 of $2.6 million included an $8.7 million charge relating to the refinancing of our debt as well as a charge of $1.6 million related to an Embedded Derivative associated with our Series C Preferred Stock, which was partially offset by a $3.3 million benefit related to a change in our estimated environmental liabilities. The net loss for 2003 was $(17.6) million.

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

Closure and Post-closure Liabilities

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period using the entity’s credit-adjusted risk-free interest rate, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet: (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement, (2) asset retirement costs capitalized as an increase to the carrying amount of the associated long-lived asset, and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 in the year ended December 31, 2003 was recorded as a change in accounting principle which required a cumulative effect adjustment be recorded in the statement of operations.

The principal changes from our implementation of SFAS No. 143 were: (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at our then credit-adjusted risk-free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002; (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which is now expensed in the period incurred under SFAS No. 143; and (3) reductions in the closure and post-closure obligations due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD acquisition from the implementation of SFAS No. 143 of $46.7 million resulted in a corresponding reduction in the value allocated to the assets acquired. The implementation also resulted in a net of tax cumulative-effect adjustment of $66 thousand recorded in the statement of operations for the year ended December 31, 2003. This adjustment was comprised of an increase to asset retirement obligations of $1.8 million and an increase to net asset retirement costs of $1.7 million.

Closure and post-closure costs incurred are increased for inflation (2.16% and 1.15% for closure and post-closure liabilities incurred in the years ended December 31, 2005 and 2004, respectively). We use an inflation rate published by the US Department of Labor Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at our credit-adjusted risk-free interest rate (10.25% and 12.5% for closure and post-closure liabilities incurred in the years ended December 31, 2005 and 2004, respectively). Asset retirement obligations incurred in 2005 are being discounted at the credit-adjusted risk-free rate of 10.25% and inflated at a rate of 2.16%. For the asset retirement obligations incurred in 2004 and 2005, we estimated our credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of our outstanding 11.25% Senior Secured Notes by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30 year U.S. Treasury Bond. For the asset retirement obligations incurred in 2003 and for the initial application of SFAS No. 143, we estimated our credit-adjusted risk-free interest rate by adjusting the then current yield on intermediate term debt of companies whose debt was then similarly rated by the rating agencies by the difference between the yield of a U.S. Treasury Note of the same duration as the average maturity on the intermediate term debt and the yield on the 30 year U.S. Treasury Bond. Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Prior to the adoption of SFAS No. 143, we accrued the cost of financial assurance relating to both landfill and non-landfill closure and to both landfill and non-landfill post-closure care, as required, under SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 143, financial assurance is no longer included as a component of closure or post-closure costs. SFAS No. 143 requires the cost of financial assurance to be expensed as incurred, and SFAS No. 143 requires the cost of financial assurance to be considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

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

Landfill assets—Landfill assets include the costs of landfill site acquisition, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management’s estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

Amortization of cell construction costs and accrual of cell closure obligations—Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. In some instances, we have landfills that are engineered and constructed as “progressive trenches.” In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, we amortize cell construction costs over the airspace within the entire trench, such that the cell construction costs will be fully amortized at the end of the trench’s useful life.

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

Landfill final closure and post-closure liabilities—We have material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the “EPA”) and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state by state basis. Estimates for the cost of these activities are developed by our engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2005, there were four unpermitted expansions included in our landfill accounting model, which represented 35.9% of our remaining airspace at that date. Of these expansions, one represents an exception to our established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed and approved this exception for the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because we determined that the airspace was highly probable even though the permit application would not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. At December 31, 2005, this still represented an exception to our criteria. Had we not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the years ended December 31, 2005 and December 31, 2004 would have been higher by $576 thousand and $439 thousand, respectively.

In 2001, prior to our acquisition of substantially all of the assets of the CSD from Safety-Kleen, Safety-Kleen commenced the process of obtaining a permit for a new cell at the Lambton Facility. In 2004, we received a modification to the operating permit for such facility that increased permitted airspace at an existing cell and allowed us to postpone the permitting process for the new cell. We now plan to commence the permitting process for the now unpermitted 7.8 million cubic yards of highly probable airspace in 2006 with the filing of a proposed terms of reference for the environmental assessment.

As of December 31, 2005, we had 11 active landfill sites (including our two non-commercial landfills), which had estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location	(Years)	Permitted	Unpermitted	Total
Altair	Texas	12	30	1,200	1,230
Buttonwillow	California	43	9,816	—	9,816
Deer Park	Texas	22	571	—	571
Deer Trail	Colorado	50	505	—	505
Grassy Mountain	Utah	23	674	1,366	2,040
Kimball	Nebraska	22	473	—	473
Lambton	Ontario	50	937	7,847	8,784
Lone Mountain	Oklahoma	17	1,372	—	1,372
Ryley	Alberta	23	1,055	—	1,055
Sawyer	North Dakota	23	423	—	423
Westmorland	California	67	2,732	—	2,732
			18,588	10,413	29,001

We had 2.9 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2005. Permitted, but not highly probable, airspace is permitted airspace we currently do not expect to utilize; therefore, this airspace has not been included in the above table.

The following table presents the remaining highly probable airspace from December 31, 2002 through December 31, 2005 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at December 31, 2002	25,288
Addition of highly probable airspace	4,280
Consumed during 2003	(687)
Change in estimate	150
Remaining capacity at December 31, 2003	29,031
Addition of highly probable airspace	141
Consumed during 2004	(780)
Change in estimate	62
Remaining capacity at December 31, 2004	28,454
Addition of highly probable airspace	1,200
Consumed during 2005	(653)
Remaining capacity at December 31, 2005	29,001

New asset retirement obligations incurred in 2005 are being discounted at the credit-adjusted risk-free rate of 10.25% and inflated at a rate of 2.16%.

Changes to landfill assets for the year ended December 31, 2005 were as follows (in thousands):

	Balance at December 31, 2004	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at December 31, 2005
Landfill Assets	$6,396	$903	$4,116	$(4,007)	$191	$7,599

Changes to landfill assets for the year ended December 31, 2004 were as follows (in thousands):

	Balance at December 31, 2003	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at December 31, 2004
Landfill Assets	$3,579	$958	$2,597	$(1,157)	$419	$6,396

In 2003, 2004 and 2005, we reduced closure and post-closure liabilities as a result of increasing highly probable landfill airspace. After acquiring landfills as part of the CSD assets from Safety-Kleen in 2002, our management identified new business opportunities that made possible the expansion, and further utilization, of the assets that the previous owners had believed to be exhausted. The resulting increase in airspace was accounted for by reducing landfill retirement liabilities (due to delaying the timing of closure and post-closure expenditures) and by correspondingly reducing landfill assets by $11.6, $1.2 million and $4.0 million for the years ended December 31, 2003, 2004 and 2005 respectively. See the tables of changes to closure and post-closure liabilities below.

We calculate the rates we use to amortize landfill assets based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and we recalculate them each year. During the years ended December 31, 2005 and 2004, we depreciated landfill assets at average rates of $1.19 and $0.39 per cubic yard, respectively. The change in the amortization rate of landfill assets resulted primarily from the $4.0 million and $1.2 million reductions in landfill assets described immediately above, which in 2005 resulted mainly from an increase in highly probable airspace of 1.2 million cubic yards.

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

We record our non-landfill closure and post-closure liability by: (i) estimating the current cost of closing a non-landfill facility and the post closure care of that facility, if required, based upon the closure plan that we are required to follow under our operating permit, or in the event the facility operates with a permit that does not contain a closure plan, based upon closure commitments made by us; (ii) using probability scenarios as to when in the future operations may cease; (iii) inflating the current cost of closing the non-landfill facility on a probability weighted basis using the inflation rate to the time of closing under each probability scenario; and (iv) discounting the future value of each closing scenario back to the present using the credit-adjusted risk-free interest rate. Non-landfill closure and post-closure obligations arise when we commence operations. Prior to the implementation of SFAS No. 143, these obligations were expensed in the period that a decision was made to close a facility.

Reserves for closure and post-closure obligations were as follows (in thousands):

	December 31, 2005	December 31, 2004
Landfill facilities:
Cell closure	$16,507	$14,959
Facility closure	672	1,726
Post-closure	889	2,203
	18,068	18,888
Non-landfill retirement liability:
Facility closure	5,554	6,763
	23,622	25,651
Less obligation classified as current	2,894	2,930
Long-term closure and post-closure liability	$20,728	$22,721

All of the landfill facilities included in the table above were active as of December 31, 2005.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2006	$3,043
2007	4,729
2008	4,856
2009	2,136
2010	8,837
Thereafter	201,775
Undiscounted closure and post-closure liabilities	225,376
Less: Reserves to be provided (including discount of $117.4 million) over remaining site lives	(201,754)
Present value of closure and post-closure liabilities	$23,622

The changes to closure and post-closure liabilities for the year ended December 31, 2005 were as follows (in thousands):

	December31, 2004	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation Reclassifications and Other	Payments	December 31, 2005
Landfill retirement liability	$18,888	$903	$2,692	$(291)	$(4,007)	$28	$(145)	$18,068
Non-landfill retirement liability	6,763	—	794	(706)	35	6	(1,338)	5,554
Total	$25,651	$903	$3,486	$(997)	$(3,972)	$34	$(1,483)	$23,622

The changes to closure and post-closure liabilities for the year ended December 31, 2004 were as follows (in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	December 31, 2004
Landfill retirement liability	$17,703	$958	$2,460	$(1,069)	$(1,157)	$43	$(50)	$18,888
Non-landfill retirement liability	7,992	—	902	(928)	(8)	6	(1,201)	6,763
Total	$25,695	$958	$3,362	$(1,997)	$(1,165)	$49	$(1,251)	$25,651

In 2003, 2004 and 2005, we reduced closure and post-closure liabilities as a result of increasing highly probable landfill airspace. After acquiring landfills as part of the CSD assets from Safety-Kleen in 2002, our management identified new business opportunities that made possible the expansion, and further utilization, of the assets that Safety-Kleen had believed to be exhausted. The resulting increase in airspace was accounted for by reducing landfill retirement liabilities (due to delaying the timing of the closure and post-closure expenditures) and by correspondingly reducing landfill assets by $11.6 million, $1.2 million and $4.0 million for the years ended December 31, 2003, 2004 and 2005, respectively (see tables of changes to closure and post-closure liabilities immediately above), which in 2005 resulted mainly from an increase in highly probable airspace of 1.2 million cubic yards.

We calculate the rates we use to accrue closure and post-closure costs based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each accrual category, and we recalculate them each year. During the years ended December 31, 2005, and 2004, we accrued asset retirement obligations at an average rate of $1.38 and $1.23 per cubic yard, respectively.

Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of our remedial liabilities were assumed as part of the acquisition of the CSD assets from Safety-Kleen, and we believe that the remedial obligations did not arise from normal operations.

Discounting of Remedial Liabilities

Remedial liabilities are discounted only when the timing of the payments is fixed and the amounts are determinable. Our experience has been that the timing of the payments is not usually fixed so, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, we recorded the remedial liabilities assumed as part of the acquisition of the CSD assets at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounted to its present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•       Remedial liabilities assumed relating to the acquisition of the CSD assets from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%).

•       Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of ours that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting.

Claims for Recovery

We record claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2005 and 2004, we had recorded no such claims.

Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our operating subsidiaries’ remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 9, “Legal Proceedings,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” Superfund liabilities also include certain liabilities to governmental entities for which we are potentially liable to reimburse the Sellers in connection with our 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued facilities. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

We record environmental-related accruals for remedial obligations at both our landfill and non-landfill operations. See above for further discussion of our methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	December 31, 2005	December 31, 2004
Remedial liabilities for landfill sites	$4,901	$4,985
Remedial liabilities for discontinued facilities not now used in the active conduct of our business	92,023	95,116
Remedial liabilities (including Superfund) for non-landfill open sites	50,143	55,516
	147,067	155,617
Less obligation classified as current	7,923	11,328
Long-term remedial liability	$139,144	$144,289

Anticipated payments at December 31, 2005 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
2006	$7,761
2007	11,434
2008	10,954
2009	11,632
2010	9,861
Thereafter	135,950
Undiscounted remedial liabilities	187,592
Less: Discount	(40,525)
Remedial liabilities	$147,067

The anticipated payments for Long-term Maintenance range from $3.8 million to $6.5 million per year over the next five years. Spending on one-time projects for the next five years ranges from $2.6 million to $7.2 million per year with an average expected payment of $4.2 million per year. Legal and Superfund liabilities payments are expected to be between $0.3 million and $1.5 million per year for the next five years. These estimates are managed on a daily basis, reviewed at least quarterly, and adjusted as additional information becomes available.

The changes to remedial liabilities for the year ended December 31, 2005 were as follows (in thousands):

	December 31, 2004	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	December 31, 2005
Remedial liabilities for landfill sites	$4,985	$217	$(188)	$71	$(184)	$4,901
Remedial liabilities for discontinued sites not now used in the active conduct of our business	95,116	4,342	(3,980)	(7)	(3,448)	92,023
Remedial liabilities (including Superfund) for non-landfill operations	55,516	2,339	(6,100)	516	(2,128)	50,143
Total	$155,617	$6,898	$(10,268)	$580	$(5,760)	$147,067

Included in the $10.3 million benefit from changes in estimate recorded to the statement of operations are: the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Note 9, “Legal Proceedings,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data;” a $2.1 million reduction for financial assurance for remedial liabilities that was driven by the renegotiation of financial assurance for closure and post-closure care for six of our facilities and our improved financial performance; and a net $6.3 million benefit due to: (i) the discounting effect of delays in certain remedial projects; (ii) cost reductions negotiated with vendors and permit fees reductions; and (iii) a pattern of historical spending being less than previously expected and reserved. Of the $10.3 million benefit recorded for the year ended December 31, 2005, $8.2 million of the benefit was recorded to selling, general and administrative expenses.

The changes to remedial liabilities for the year ended December 31, 2004 were as follows (in thousands):

	December 31, 2003	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimate	Currency Translation, Reclassifications and Other	Payments	December 31, 2004
Remedial liabilities for landfill sites	$5,525	$225	$(420)	$—	$140	$(485)	$4,985
Remedial liabilities for discontinued sites not now used in the active conduct of our business	97,535	4,390	(841)	392	196	(6,556)	95,116
Remedial liabilities (including Superfund) for non-landfill operations	54,376	2,417	(29)	—	765	(2,013)	55,516
Total	$157,436	$7,032	$(1,290)	$392	$1,101	$(9,054)	$155,617

Remedial liabilities, including Superfund liabilities

As described in the tables above under “Reserves for remedial obligations,” we had as of December 31, 2005 a total of $147.1 million of estimated liabilities for remediation of environmental contamination, of which $4.9 million related to our landfills and $142.2 million related to non-landfill facilities (including Superfund sites owned by third parties). We periodically evaluate potential remedial liabilities at sites that we own or operate or to which we or the Sellers of the CSD assets (or the respective predecessors of us or the Sellers) transported or disposed of waste, including 56 Superfund sites as of December 31, 2005. We periodically review and evaluate sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of our (or the Sellers’) alleged connection with the site, the extent (if any) to which we believe we may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting us (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties, or PRPs, and the nature and estimated cost of the likely remedy. Where we conclude that it is probable that a liability has been incurred, we reserve, based upon management’s judgment and prior experience, for our best estimate of the liability.

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

In connection with our acquisition of the CSD assets in 2002, we performed extensive due diligence, including hiring third-party engineers and attorneys to estimate accurately the aggregate liability for remedial liabilities to which we became potentially liable as a result of the acquisition. Those remedial liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which we acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which we agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities. In the case of each such facility and site, our estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated cleanup activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon our analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, we estimate that our aggregate liabilities as of December 31, 2005 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of our owned or leased facilities and the Superfund sites for which we have current or potential liability is approximately $147.1 million. We also estimate that it is “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $22.1 million greater than such $147.1 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since our satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, we cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, as of December 31, 2005: (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Facilities now used in active conduct of our business (16 facilities)	$35,493	24.1%	$7,488
Discontinued CSD facilities not now used in active conduct of our business but acquired because assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (15 facilities)	91,620	62.3	11,088
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (18 sites)	17,632	12.0	1,598
Sites for which we had liabilities prior to the acquisition of CSD assets (4 Superfund sites and 6 other sites)	2,323	1.6	1,950
Total	$147,068	100.0%	$22,124

Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$37,261	25.4%	$5,226
Bridgeport, NJ	Closed incinerator	27,789	18.9	3,386
Marine Shale Processors	Potential third party Superfund site	13,406	9.1	1,360
Mercier, Quebec	Open incineration facility and legal proceedings	11,643	7.9	1,183
Roebuck, SC	Closed incinerator	9,579	6.5	833
San Jose, CA	Open treatment, storage, or disposal facilities	7,371	5.0	832
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (32 facilities)	35,551	24.2	8,859
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either us or the Sellers (or their predecessors) are present (22 sites)	4,468	3.0	445
Total		$147,068	100.0%	$22,124

Revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. We believe that our extensive experience in the environmental services business, as well as our involvement with a large number of sites, provides a reasonable basis for estimating our aggregate liability. It is possible, however, that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could necessitate the recording of additional liabilities or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

Liquidity and Capital Resources

Cash and Cash Equivalents

We believe that our primary sources of liquidity are cash flows from operations, existing cash, funds available to borrow under our Revolving Facility, and anticipated proceeds from assets held for sale. For the year ended December 31, 2005, we generated cash from operations of $29.7 million. As of December 31, 2005, cash and cash equivalents were $132.4 million, funds available to borrow under the Revolving Facility were approximately $30.8 million and properties held for sale were $7.7 million.

We intend to use our existing cash and cash flow from operations to fund future operating expenses, for potential acquisitions and recurring capital expenditures. We anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for the foreseeable future. We have accrued environmental liabilities, valued as of December 31, 2005, at approximately $170.7 million, substantially all of which we assumed in connection with the acquisition of the CSD assets. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

Cash Flows for 2005

For the year ended December 31, 2005, we generated $29.7 million of cash from operating activities. Non-cash expenses, net recorded for the year totaled $28.8 million. These non-cash expenses (income) consisted primarily of $28.6 million for depreciation and amortization, $10.4 million for the accretion of environmental liabilities, $1.5 million for amortization of deferred financing costs and $(11.3) million for a change in estimated environmental liabilities. Other sources of cash totaled $13.9 million, which primarily consisted of an increase in other accrued expenses of $9.7 million, a decrease in prepaid expenses of $3.5 million and a $0.7 million increase in income taxes payable. These sources of cash were partially offset by other uses of cash that totaled $38.6 million, consisting primarily of an increase in accounts receivable of $26.0 million due to a higher level of revenues in 2005 compared with 2004, a decrease in environmental spending of $7.2 million, an increase of $2.4 million in supplies inventories and a $1.6 million increase in unbilled receivables at December 31, 2005 as compared to December 31, 2004.

For the year ended December 31, 2005, we used $3.5 million of cash in our investing activities. Uses of cash for investing activities were to acquire property, plant and equipment and permits of $21.3 million, and purchase restricted investments for $3.5 million. Partially offsetting these uses of cash were sources of cash from investing activities that totaled $21.3 million and consisted of proceeds from sales of marketable securities of $16.8 million, proceeds from sales of fixed assets of $1.0 million and proceeds from an insurance claim of $3.5 million.

For the year ended December 31, 2005, we generated $75.0 million of cash in our financing activities. Sources of cash from financing activities totaled $79.2 million and consisted primarily of proceeds from the issuance of common stock of $60.2 million, proceeds from the exercise of warrants of $12.5 million and proceeds from the exercise of stock options of $4.5 million. This was offset by uses of cash from financing activities that totaled $4.2 million and consisted of financing costs incurred of $2.1 million, payments on capital leases of $1.8 million and dividend payments on our Series B Preferred Stock totaling $0.3 million.

Cash Flows for 2004

For the year ended December 31, 2004, we generated $52.5 million of cash from operating activities. Non-cash expenses, net recorded for the year totaled $43.1 million. These non-cash expenses consisted primarily of $24.1 million for depreciation and amortization, $10.4 million for the accretion of environmental liabilities, refinancing expenses of $7.1 million, $2.3 million for amortization of deferred financing costs and a loss on the Embedded Derivative of $1.6 million. Other sources of cash totaled $31.0 million which primarily consisted of an increase in other accrued expenses of $12.1 million, an increase in accounts payable of $9.2 million due to the timing of payments made and higher levels of expenses in the fourth quarter of 2004 as compared to the fourth quarter of 2003, a $4.4 million decrease in unbilled accounts receivable due to improvements in the timeliness of billing our customers in 2004 as compared to 2003, and a $3.7 million decrease in other assets that was almost entirely due to reclassifying to current prepaid expenses the cash value of a closure and post-closure policy for our Kimball facility. These sources of cash were partially offset by other uses of cash that totaled $24.2 million consisting primarily of environmental spending of $10.3 million, an increase in accounts receivable of $6.1 million due to a higher level of revenues in 2004 compared with 2003, an increase in prepaid expenses of $4.8 million primarily due to the transfer of the cash value of the closure and post-closure policy for our Kimball facility, a $1.3 million increase in supplies inventories, and a $1.1 million decrease in the amount of deferred waste on hand as of December 31, 2004 as compared to December 31, 2003.

For year ended December 31, 2004, we generated $47.6 million of cash from investing activities. Sources of cash from investing activities totaled $169.3 million and consisted of net proceeds from the sale of restricted investments of $93.2 million that resulted primarily from our no longer being required to post cash collateral for financial assurance for closure and post closure care of our facilities, proceeds from the sale of marketable securities of $73.9 million and proceeds from the sale of fixed assets of $2.2 million. Partially offsetting these sources of cash were uses of cash to acquire property, plant and equipment and permits of $26.6 million, purchase marketable securities for $90.7 million, and purchase restricted investments for $4.4 million.

For the year ended December 31, 2004, we used $75.8 million of cash in our financing activities. Sources of cash from financing activities totaled $149.3 million and consisted almost entirely of the issuance of Senior Secured Notes (net of issue discount) of $148.0 million. This was offset by uses of cash from financing activities that totaled $225.1 million and consisted primarily of repayments of Senior Loans and Subordinated Loans of $107.2 million and $40.0 million, respectively, repayment of our former revolving credit facility of $35.2 million, redemption of our Series C Preferred Stock of $25.0 million, financing costs incurred of $10.3 million, debt extinguishment payments of $3.4 million and dividend payments on our Series B and Series C Preferred Stocks totaling $2.2 million.

Current Financing Arrangements

On December 31, 2005, we had outstanding $150.0 million of 11.25% senior secured notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”), and a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”). We issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and the Synthetic LC Facility on December 1, 2005, under an amended and restated loan and security agreement (the “Amended Credit Agreement”) which we then entered into with the lenders under our loan and security agreement dated June 30, 2004 (the “Original Credit Agreement”). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which we may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement; (iii) the Synthetic LC Facility was decreased from $90.0 million facility under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement; and (iv) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (which annual rate was further reduced to 2.85% on January 12, 2006 as described below).

The principal terms of the Senior Secured Notes, the Revolving Facility and the Synthetic LC Facility are as follows:

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

The Senior Secured Notes are secured by a second-priority lien on the assets of Clean Harbors, Inc. and its U.S. subsidiaries that secure our reimbursement obligations under the Synthetic LC Facility on a first-priority basis (as described below); provided that the assets which secure the Senior Secured Notes do not include any capital stock, notes, instruments, other equity interests of any of our subsidiaries, accounts receivable, and certain other excluded collateral as provided in the Indenture. The Senior Secured Notes are jointly and severally guaranteed on a senior secured second-lien basis by substantially all of our existing and future U.S. subsidiaries. The Senior Secured Notes are not guaranteed by our foreign subsidiaries.

The Indenture provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase our first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. The Indenture defines “Excess Cash Flow” as our Consolidated EBITDA (as defined in the Indenture) less interest expense, taxes paid or accrued in the period, capital expenditures made in cash during the period, and cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

Excess Cash Flow for the twelve-month period ended June 30, 2005 was $29.5 million. On September 27, 2005, we made an Excess Cash Flow Offer in an amount equal to 50% of such Excess Cash Flow. On October 31, 2005, our offer expired without any holder of the Notes electing to accept the offer. Excess Cash Flow for the six months ended December 31, 2005 was $15.9 million, and we anticipate that additional Excess Cash Flow will be generated from operations during the six months ending June 30, 2006. Accordingly, we anticipate being required, within 120 days following June 30, 2006, to make an Excess Cash Flow Offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2006. However, at December 31, 2005, we had no outstanding first-lien obligations which were then payable under the Revolving Facility or Synthetic LC Facility and the market price of the Senior Secured Notes was then in excess of the 104% of principal amount at which we are required by the Indenture and permitted by the Amended Credit Agreement to make Excess Cash Flow Offers. It therefore now appears unlikely that any holder of Senior Secured Notes will accept an Excess Cash Flow Offer made in accordance with the Indenture and the Amended Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2006 at which we will be required to make such offer. To the extent the Noteholders do not accept Excess Cash Flow Offers, the Excess Cash Flow generated during the twelve-month periods ended prior to the making of such offers will not be included in the amount of Excess Cash Flow earned in subsequent periods upon which future Excess Cash Flow Offers will be based. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve month periods will remain in effect.

As discussed below under “Stockholder Matters,” we issued on December 13, 2005, 2.3 million shares of common stock upon the closing of a public offering. On January 12, 2006, we used the net proceeds from that offering, together with a portion of the $12.5 million of proceeds received in October 2005 from exercise of our previously outstanding common stock purchase warrants, to redeem $52.5 million principal amount of outstanding Senior Secured Notes and pay a prepayment penalty of $5.9 million and accrued interest of $2.9 million through the redemption date. As required by the indenture, we gave on December 13, 2005 to the holders of the Senior Secured Notes a 30-day notice of such redemption. The $52.5 million principal amount of the Senior Secured Notes which were redeemed on January 12, 2006, was therefore classified as a current liability as of December 31, 2005.

The $6.3 million cost associated with the issuance of the Senior Secured Notes on June 30, 2004 was recorded as a component of deferred financing costs and is being amortized to interest expense over the eight-year life of the Senior Secured Notes. However, in connection with the redemption of $52.5 million principal amount of the Senior Secured Notes on January 12, 2006, we will expense during the quarter ending March 31, 2006 to loss on refinancing the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and will record the $5.9 million of prepayment penalty required by the indenture in connection with such redemption.

Revolving Facility.   The Revolving Facility allows us to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely (i) a line for Clean Harbors, Inc. and our U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for our Canadian subsidiaries, and (ii) a line for our Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at our request up to $50.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At December 31, 2005, we had no borrowings and $39.2 million of letters of credit outstanding under the Revolving Facility, and we then had approximately $30.8 million available to borrow. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility. The Credit Agreement also requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

The Revolving Facility is secured by a first security interest in accounts receivable and a second security interest (which would become a first security interest in the event that all obligations under the Synthetic LC Facility were discharged prior to the expiration of the Revolving Facility) in substantially all the other assets of Clean Harbors, Inc. and our U.S. subsidiaries. The security interest in the accounts receivable of our Canadian subsidiaries secures only the obligations of the Canadian Subsidiaries under their line of credit. The Amended Credit Agreement prohibits the payment of dividends on our common stock but allows the payment of dividends on our Series B Preferred Stock.

Under the Amended Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.50 to 1.0 for the four-quarter periods ended or ending December 31, 2005 and March 31, 2006. The maximum Leverage Ratio is then reduced to no more than 2.45 to 1.0 and 2.40 for the four-quarter periods ending June 30, 2006 and September 30, 2006 through December 31, 2006, respectively. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the four-quarter periods ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the periods ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of our consolidated indebtedness to our Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. For the four-quarter period ended December 31, 2005, the Leverage Ratio was 1.5 to 1.0, which was within covenant.

We are also required under the Amended Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.70 to 1.0 and 2.75 to 1.0 for the four-quarter periods ended or ending December 31, 2005 and March 31, 2006, respectively. The minimum Interest Coverage Ratio then increases to not less than 2.80 to 1.0 for the four-quarter periods ending June 30, 2006 and September 30, 2006, to not less than 2.85 to 1.0 for the four-quarter periods ending December 31, 2006 through December 31, 2007, and to not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of our Consolidated EBITDA to our consolidated interest expense. For the four-quarter period December 31, 2005, the Interest Coverage Ratio was 4.0 to 1.0, which was within covenant.

We are also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period, commencing with the quarter ended December 31, 2005, if, at the end of such four-quarter period, we have greater than $5.0 million of loans outstanding under the revolving credit facility. At December 31, 2005, we had no loans outstanding under the revolving credit facility; and therefore we were not then required to comply with the fixed charge ratio covenant.

The $1.1 million cost associated with the establishment of the Revolving Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the five-year life of the Revolving Facility.

Synthetic LC Facility.   The Synthetic LC Facility provides that Credit Suisse (the “LC Facility Issuing Bank”) will issue up to $50.0 million of letters of credit at our request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of Clean Harbors, Inc. and our U.S. subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, we were required prior to January 12, 2006 to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. We are also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At December 31, 2005, letters of credit outstanding under the Synthetic LC facility were $50.0 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

The $4.2 million cost associated with the establishment of the Synthetic LC Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the five-year life of the Synthetic LC Facility.

Financing Arrangements Prior to June 30, 2004

Prior to June 30, 2004, we had outstanding a $100.0 million three-year revolving credit facility (the “2002 Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”) and $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, we had established a letter of credit facility (the “2002 L/C Facility”) under which we could obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit. On June 30, 2004, our debt under the 2002 Revolving Credit Facility, the Senior Loans and the Subordinated Loans was replaced by the issuance of the $150.0 million of Senior Secured Notes and the establishment of the $30.0 million Revolving Credit Facility under the Original Credit Agreement as described above. Additionally, the 2002 L/C Facility was then replaced with the $90.0 million Synthetic LC Facility under the Original Credit Agreement as described above.

The principal terms of the 2002 Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the 2002 L/C Facility as outstanding from January 1, 2004 through June 29, 2004 were as follows:

2002 Revolving Credit Facility.   The 2002 Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002, as subsequently amended (the “2002 Revolving Credit Agreement”) between us and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The 2002 Revolving Credit Facility allowed us to borrow up to $100.0 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total was separated into two lines of credit, namely a line for our Canadian subsidiaries of $20.0 million in Canadian dollars and a line for Clean Harbors, Inc. and our U.S. subsidiaries equal to $100.0 million in U.S. dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the 2002 Revolving Credit Facility could not exceed $20.0 million. The 2002 Revolving Credit

Agreement, as then amended, allowed for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either U.S. or Canadian prime (as appropriate) plus 0.50%. The 2002 Revolving Credit Agreement required us to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit. Our obligations under the 2002 Revolving Credit Facility were secured by a first security interest in our accounts receivable and a second security interest in substantially all of our other assets (exclusive of real estate, rolling stock and cash collateral provided by us to the issuer of the letters of credit under the 2002 L/C Facility).

Senior Loans and Subordinated Loans.   The Senior Loans and the Subordinated Loans were issued under a Financing Agreement dated September 6, 2002 (the “Financing Agreement”). As then amended, the Senior Loans bore interest at LIBOR plus 7.75% and the Subordinated Loans bore interest at 22.5%. The Senior Loans and the Subordinated Loans were secured by a first security or mortgage interest in substantially all of our assets, except for (i) second security interests in our accounts receivable in which the Agent under the Revolving Credit Facility had a first security interest and (ii) the cash collateral provided by us to the issuer of letters of credit under the 2002 L/C Facility in which such issuer had a first security interest.

2002 L/C Facility.   The 2002 L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 (the “2002 L/C Facility Agreement”) between the Company and Fleet National Bank (“Fleet”). The 2002 L/C Facility Agreement provided that Fleet would issue up to $100.0 million of letters of credit at our request provided that we posted cash collateral equal to 103% of the amount of the outstanding letters of credit (with us paying Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof).

Redemption of Series C Preferred Stock

Prior to June 30, 2004, we had outstanding 25,000 shares of Series C Convertible Preferred Stock, $0.01 par value (“Series C Preferred Stock”). The Series C Preferred Stock was entitled to receive dividends at an annual rate of 6.0% (such dividends were paid in cash through March 2003 and thereafter accrued and compounded through the redemption date). We issued the Series C Preferred Stock for $25.0 million on September 10, 2002, and incurred $2.9 million of issuance costs. We determined that the Series C Preferred Stock should be recorded on our financial statements as though the Series C Preferred Stock consisted of two components, namely: (i) non-convertible redeemable preferred stock (the “Host Contract”) with a 6.0% annual dividend and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. The Series C Preferred Stock reported on our consolidated balance sheet consisted only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which had been recorded through the balance sheet date with regard to the discount which was originally recorded for the Host Contract, plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs were being accreted over the life of the Series C Preferred Stock, with such accretion being recorded as a reduction in additional paid-in-capital. During the period from January 1 through June 30, 2004, we recorded accretion on the discount and issuance costs of the Series C Preferred Stock of $0.7 million. For the six-month period ended December 31, 2004, no accretion was recorded because of the redemption of the Series C Preferred Stock on June 30, 2004. For the year ended December 31, 2003, the amount of accretion recorded as a reduction to additional paid-in capital was $1.3 million. As of December 31, 2003, the market value of the Embedded Derivative was determined to be $9.6 million, and we recorded $0.4 million of other expense during 2003 to adjust the carrying value of the Embedded Derivative to fair value. As noted below, on June 30, 2004 we redeemed the Series C Preferred Stock. At that time, the market value of the Embedded Derivative was determined to be $11.2 million and we recorded other expense of $1.6 million through June 30, 2004 to reflect such adjustment.

On June 30, 2004, we redeemed the Series C Preferred Stock for $25.0 million in cash and paid accrued dividends of $2.0 million. The difference between the $25.0 million paid and the carrying amount of the Series C Preferred Stock of $17.2 million on June 30, 2004 was charged to additional paid-in capital. In addition, we issued warrants to purchase 2.8 million shares of our common stock, and we paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date on September 10, 2009. We settled the $11.2 million Embedded Derivative liability through the issuance of the 2.8 million warrants (which we valued using the Black-Scholes option pricing model at $9.2 million) together with the $0.4 million of cash that was paid in lieu of warrants, which resulted in a gain on the settlement of the Embedded Derivative of $1.6 million. The gain on the settlement of the Embedded Derivative was recorded as a reduction to refinancing-related expenses. The value of the warrants issued of $9.2 million was credited to additional paid-in capital. Because of the redemption of the Series C Preferred Stock on June 30, 2004, we are not required to make mark-to-market adjustments to our reported income (loss) associated with the Embedded Derivative for any period subsequent to June 30, 2004.

Contractual Obligations

The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2005 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$170,689	$10,805	$31,972	$32,466	$95,446
Pension funding	3,527	271	559	665	2,032
Long-term debt	150,000	52,500	—	—	97,500
Interest on long-term obligations	72,870	11,550	22,228	22,303	16,789
Capital leases	6,908	2,334	3,304	1,170	100
Operating leases	60,431	9,325	15,195	11,436	24,475
Total contractual obligations	$464,425	$86,785	$73,258	$68,040	$236,342

The present value as of December 31, 2005, of the closure, post-closure and remedial liabilities of $170.7 million is net of discounting of $157.9 million and $84.4 million of closure and post-closure liabilities to be provided over the remaining site lives.

The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2005 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$89,155	$89,155	$—	$—	$—
Total commercial commitments	$89,155	$89,155	$—	$—	$—

We obtained substantially all of the standby letters of credit described in the above table as security for financial assurance obligations which we were required to provide to regulatory bodies for the hazardous waste facilities and which would be called only in the event that we failed to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As further discussed above under “Current Financing Arrangements,” we initially obtained substantially all of the standby letters of credit described in the above table under the $90.0 million Synthetic LC Facility established under our Original Credit Agreement dated June 30, 2004, and on December 1, 2005, we replaced approximately $40.0 million of those outstanding standby letters of credit with letters of credit issued under the $70.0 million Revolving Facility established under our Amended Credit Agreement dated December 1, 2005. Under our Amended Credit Agreement, Bank of America, N.A., will issue at our request up to $50.0 million of letters of credit under the Revolving Facility established under that Agreement and Credit Suisse will issue at our request up to $50.0 million of letters of credit under the $50.0 million Synthetic LC Facility established under that Agreement. If any of the letters of credit issued under those facilities were to be called and we failed to satisfy on a timely basis our reimbursement obligations to the issuers of those letters of credit, Bank of America, N.A., and/or Credit Suisse would be entitled, as the administrative agents for the lenders under those facilities, to exercise their rights as secured creditors on substantially all of the assets of Clean Harbors, Inc. and our U.S. subsidiaries.

Off-Balance Sheet Arrangements

Except for our obligations under operating leases and letters of credit described above under “Contractual Obligations” and performance obligations incurred in the ordinary course of business, we are not now party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.

Capital Expenditures

We anticipate that 2006 capital spending will be between $25.0 million and $30.0 million, of which $0.2 million relates to complying with environmental regulations. However, changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the EPA promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (“MACT”) under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $27.6 million since September 7, 2002 in order to bring our Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah incineration facilities into compliance with the MACT regulations. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

Stockholder Matters

Stockholders’ equity was $115.7 million at December 31, 2005, or $6.53 per weighted average share outstanding plus potentially dilutive common shares, compared to $11.0 million at December 31, 2004, or $0.78 per weighted average share outstanding. Stockholders’ equity increased due to: (i) the profit for the year ended 2005 of $25.6 million; (ii) exercise of stock options, stock purchases under the employee stock purchase plan and related tax effects that totaled $5.5 million; (iii) the issuance and vesting of restricted stock awards in November 2005 that totaled $0.1 million; (iv) the issuance of 0.4 million shares of common stock in February 2005 upon cashless exercise of previously outstanding warrants; (v) the issuance of 1.6 million shares of common stock in October 2005 upon exercise of previously outstanding warrants for an aggregate of $12.5 million; (vi) the issuance of 2.3 million shares of common stock in December 2005 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters’ discount and offering expenses payable by us) of $60.2 million; and (vii) the favorable effect of foreign currency translation of $1.3 million. Partially offsetting these increases to stockholders’ equity was a decrease due to the dividends declared on the Series B Preferred Stock of $0.3 million and the additional minimum pension liability adjustment of $0.2 million.

On May 18, 2005, Clean Harbors, Inc. filed Restated Articles of Organization with the Massachusetts Secretary of State. As of the date of these Restated Articles of Organization, the Series B Convertible Preferred Stock is the only series of preferred stock which now remains authorized and outstanding. As a result of the filing, the authorized shares of common stock increased from 20,000,000 to 40,000,000, the authorized shares of Series A Convertible Preferred Stock decreased from 894,585 to zero and the authorized shares of Series C Convertible Preferred Stock decreased from 25,000 to zero. The current authorized number of shares is 40,000,000 for common stock and 1,080,415 for preferred stock (of which 156,416 have been designated as Series B Convertible Preferred Stock).

Our stockholders’ equity was $11.0 million at December 31, 2004, or $0.78 per weighted average share outstanding, compared to $7.7 million at December 31, 2003, or $0.57 per weighted average share outstanding. Stockholders’ equity increased due to the issuance of warrants valued at $9.2 million, earnings for the year ended December 31, 2004 of $2.6 million, the favorable effect of foreign currency translation of $2.2 million and increases primarily related to the exercise of stock options and stock purchases under the employee stock purchase plan that totaled $0.9 million. These increases to stockholders’ equity were partially offset by the loss on redemption of the Series C Preferred Stock of $9.9 million, the cash dividends declared on the Series B and C Preferred Stock of $1.0 million, and the accretion of the Series C Preferred Stock discount and issuance costs of $0.7 million.

As described above under “Redemption of Series C Preferred Stock,” on June 30, 2004, we issued warrants to purchase 2.8 million shares of our common stock and paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of our previously outstanding Series C Preferred Stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date of September 10, 2009. As of December 31, 2004, there were 2,775,000 warrants outstanding. On February 11, 2005, warrants for 717,060 shares were exercised in a cashless exercise that resulted in the issuance of 420,571 shares of common stock and cancellation of 296,489 warrants as payment of the exercise price of the issued shares. In October 2005, warrants for an aggregate of 1,559,250 shares were exercised for $12.5 million in cash. As of December 31, 2005, warrants for 498,690 shares remained outstanding.

On February 16, 1993, we issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred Stock”), for the acquisition of our Spring Grove facility. The liquidation value of each share of Series B Preferred Stock is the liquidation preference of $50.00 plus accrued but unpaid dividends. Series B Preferred Stock may be converted by the holder into common stock at a conversion rate which, as of December 31, 2005, was equal to $16.45 per share and is subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. We have the option to redeem the Series B Preferred Stock at the liquidation preference plus any accrued but unpaid dividends with no redemption premium. Each share of Series B Preferred Stock entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at our election, a common stock dividend of equivalent value. On October 19, 2004, 42,000 shares of Series B Preferred Stock were converted into 127,680 shares of common stock. On November 29, 2005, 1,000 shares of Series B Preferred Stock were converted into 3,040 shares of common stock. As of December 31, 2005, we had 69,000 shares of Series B Preferred Stock outstanding.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. During the three years ended December 31, 2005, we paid in cash all dividends on the Series B Preferred Stock except that, because of loan covenant restrictions then in place, we issued 11,581, 23,363, 12,531 and 15,255 shares of our common stock, respectively, in payment of the July 15, 2003, October 15, 2003, January 15, 2004, and April 15, 2004 dividend requirements.

New Accounting Pronouncements

Information regarding our assessment of new accounting pronouncements can be found in Note 2, “Significant Accounting Policies,” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” Key item is included herein.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions in their financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment.” We must implement SFAS No. 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) will increase compensation expense starting January 1, 2006. Our current estimate is that our stock-based compensation expense will increase by $1.9 million to $2.2 million in 2006 and beyond as a result of adopting SFAS No. 123(R).

As a result of the changes in accounting under SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors approved a substantial change in the form of awards that we grant. Beginning in November 2005, stock option grants for key managers were replaced with grants of restricted stock. Using APB No. 25, we generally have recognized compensation expense for these awards over their respective vesting periods. Compensation expense included in reported net income associated with restricted stock was $0.1 million for the year ended December 31, 2005. We expect the number of stock option grants to decrease in future years.

The provisions of SFAS No. 123(R) allows companies to adopt its provisions using either of the following transition alternatives:

(i)    The modified prospective method, which results in the recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted or modified after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii)   The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method must be applied to all prior periods presented or previously reported interim periods of the year of adoption.

We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at December 31, 2005 (in thousands):

Scheduled Maturity Dates	2006	2007	2008	2009	2010	Thereafter	Total
Senior Secured Notes	$52,500	$—	$—	$—	$—	$97,500	$150,000
Capital Lease Obligations	1,930	1,569	1,331	626	449	96	6,001
	$54,430	$1,569	$1,331	$626	$449	$97,596	$156,001
Weighted average interest rate on fixed rate borrowings	11.3%	11.4%	11.4%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, we had at December 31, 2005 (i) a revolving facility (the “Revolving Facility”) which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, and (ii) a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”) which allows us to have issued up to $50.0 million of additional letters of credit. At December 31, 2005, we had (i) no borrowings and $39.2 million of letters of credit outstanding under the Revolving Facility and (ii) $50.0 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of December 31, 2005, we were required to pay a quarterly participation fee at the annual rate of 3.10% (which decreased to 2.85% on January 12, 2006) on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the years ended December 31, 2005 and 2004, total foreign currency losses were $0.2 million and $1.0 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 27.9% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the years ended December 31, 2005 and December 31, 2004, the U.S. dollar fell approximately 4.9% and 7.7%, respectively, against the Canadian dollar resulting in foreign currency losses of $0.2 million and $1.0 million, respectively. The average exchange rate for the years ended December 31, 2005 and December 31, 2004 was 1.21 and 1.30 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $1.3 million and $1.4 million for the years ended December 31, 2005 and December 31, 2004, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by approximately $1.3 million and $1.4 million for the years ended December 31, 2005 and December 31, 2004, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Braintree, Massachusetts

We have audited the accompanying consolidated balance sheet of Clean Harbors, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Clean Harbors, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company restated its financial statements for the year ended December 31, 2003 to correct its accounting for self-insured workers’ compensation and motor vehicle insurance claims.

As described in Note 2(q) to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2005

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(dollars in thousands)

	As of December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$132,449	$31,081
Restricted cash	3,469	—
Marketable securities	—	16,800
Accounts receivable, net of allowance for doubtful accounts of $2,419 and $3,723, respectively	147,659	120,886
Unbilled accounts receivable	7,049	5,377
Deferred costs	4,937	4,923
Prepaid expenses	6,411	13,407
Supplies inventories	12,723	10,318
Deferred tax assets	219	188
Income taxes receivable.	1,462	—
Properties held for sale	7,670	8,849
Total current assets	324,048	211,829
Property, plant, and equipment:
Land	14,677	13,992
Asset retirement costs (non-landfill)	1,032	995
Landfill assets	7,599	6,396
Buildings and improvements	95,443	90,045
Vehicles	15,478	12,879
Equipment	199,373	190,353
Furniture and fixtures	2,152	2,283
Construction in progress	9,535	13,635
	345,289	330,578
Less—accumulated depreciation and amortization	166,765	150,052
	178,524	180,526
Other assets:
Deferred financing costs	9,508	8,950
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated amortization of $27,954 and $22,557, respectively	77,803	80,463
Deferred tax assets	1,715	488
Other	3,734	3,414
	111,792	112,347
Total assets	$614,364	$504,702

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
(dollars in thousands)

	As of December 31,
	2005	2004
Current liabilities:
Uncashed checks	$7,982	$6,542
Current portion of long-term debt	52,500	—
Current portion of capital lease obligations	1,893	1,522
Accounts payable	71,372	70,363
Accrued disposal costs	3,109	3,032
Deferred revenue	21,784	22,060
Other accrued expenses	49,779	41,054
Current portion of closure, post-closure and remedial liabilities	10,817	14,258
Income taxes payable	4,458	2,302
Total current liabilities	223,694	161,133
Other liabilities:
Closure and post-closure liabilities, less current portion of $2,894 and $2,930, respectively	20,728	22,721
Remedial liabilities, less current portion of $7,923 and $11,328, respectively	139,144	144,289
Long-term obligations, less current maturities	95,790	148,122
Capital lease obligations, less current portion	4,108	3,485
Other long-term liabilities	14,417	13,298
Accrued pension cost	825	616
Total other liabilities	275,012	332,531
Commitments and contingent liabilities
Redeemable Series C Convertible Preferred Stock, $.01 par value: authorized 0 and 25,000 shares, respectively; issued and outstanding- none	—	—
Stockholders’ equity:
Preferred stock, $.01 par value:
Series A convertible preferred stock: authorized 0 and 894,585 shares respectively; issued and outstanding—none	—	—
Series B convertible preferred stock: authorized 156,416 shares; issued and outstanding 69,000 and 70,000 shares, respectively (liquidation preference of $3.5 million)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 and 20,000,000 shares, respectively; issued and outstanding 19,352,878 and 14,327,224 shares, respectively	194	143
Additional paid-in capital	141,079	62,165
Accumulated other comprehensive income	9,745	8,667
Restricted stock unearned compensation	(1,044)	—
Accumulated deficit	(34,317)	(59,938)
Total stockholders’ equity	115,658	11,038
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$614,364	$504,702

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the years ended December 31,
	2005	2004	2003
Revenues	$711,170	$643,219	$610,969
Cost of revenues (exclusive of items shown separately below)	512,582	464,838	453,461
Selling, general and administrative expenses	108,312	104,509	108,430
Accretion of environmental liabilities	10,384	10,394	11,114
Depreciation and amortization	28,633	24,094	26,482
Restructuring	—	—	(124)
Income from operations	51,259	39,384	11,606
Other income (expense)	611	(1,345)	(94)
Loss on refinancing	—	(7,099)	—
Interest expense, net of interest income of $1,403, $692 and $1,003, respectively	(22,754)	(22,297)	(23,724)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	29,116	8,643	(12,212)
Provision for income taxes	3,495	6,043	5,322
Income (loss) before cumulative effect of change in accounting principle	25,621	2,600	(17,534)
Cumulative effect of change in accounting principle, net of taxes	—	—	66
Net income (loss)	25,621	2,600	(17,600)
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock	279	11,798	3,287
Net income (loss) attributable to common stockholders	$25,342	$(9,198)	$(20,887)
Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.62	$(0.65)	$(1.54)
Cumulative effect of change in accounting principle, net of tax	—	—	—
Basic income (loss) attributable to common stockholders	$1.62	$(0.65)	$(1.54)
Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.45	$(0.65)	$(1.54)
Cumulative effect of change in accounting principle, net of tax	—	—	—
Diluted income (loss) attributable to common stockholders	$1.45	$(0.65)	$(1.54)
Weighted average common shares outstanding	15,629	14,099	13,553
Weighted average common shares outstanding plus potentially dilutive common shares	17,717	14,099	13,553

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$25,621	$2,600	$(17,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,633	24,094	26,482
Loss on refinancings	—	7,099	—
Allowance for doubtful accounts	(105)	1,232	2,439
Amortization of deferred financing costs	1,500	2,294	2,467
Accretion of environmental liabilities	10,384	10,394	11,114
Changes in environmental estimates	(11,265)	(3,287)	(215)
Amortization of debt discount	169	77	—
Deferred income taxes	(1,242)	381	(620)
Tax benefit of stock options	408	—	—
Impairment of assets held for sale	281	—	—
(Gain) loss on sale of fixed assets	(26)	(724)	292
Stock-based compensation	56	35	29
Loss on embedded derivative	—	1,590	379
Foreign currency (gain) loss on intercompany transactions	—	(88)	996
Cumulative effect of change in accounting principle, net of taxes	—	—	66
Changes in assets and liabilities:
Accounts receivable	(25,983)	(6,058)	20,265
Unbilled accounts receivable	(1,562)	4,429	4,539
Deferred costs	8	538	(838)
Prepaid expenses	3,511	(4,781)	14
Supplies inventories	(2,389)	(1,261)	705
Other assets	(254)	3,714	(1,632)
Accounts payable	(804)	9,249	2,923
Environmental expenditures	(7,243)	(10,305)	(7,973)
Deferred revenue	(387)	(1,086)	(2,121)
Accrued disposal costs	37	910	(72)
Other accrued expenses	9,655	12,148	(3,467)
Income taxes payable, net	664	(734)	685
Net cash provided by operating activities	29,667	52,460	38,857
Cash flows from investing activities:
Acquisition of CSD assets, purchase adjustments	—	—	7,890
Additions to property, plant and equipment	(19,455)	(26,343)	(34,832)
Cost of restricted investments purchased	(3,469)	(4,390)	(34,881)
Proceeds from sales of restricted investments	—	93,207	6,573
Purchases of marketable securities	—	(90,725)	—
Sales of marketable securities	16,800	73,925	—
Proceeds from sales of fixed assets	987	2,184	2,252
Proceeds from insurance claim	3,500	—	—
Costs to obtain or renew permits	(1,872)	(227)	—
Net cash (used in) provided by investing activities	(3,509)	47,631	(52,998)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

Cash flows from financing activities:
Repayments on Senior Loans	—	(107,209)	(7,791)
Issuance of Senior Secured Notes	—	148,045	—
Net borrowings (repayments) under revolving credit facility	—	(35,168)	17,450
Redemption of Series C preferred stock	—	(25,000)	—
Change in uncashed checks	1,435	419	(1,312)
Proceeds from exercise of stock options	4,470	386	520
Proceeds from exercise of warrants	12,474	—	—
Dividend payments on preferred stock	(279)	(2,187)	(974)
Deferred financing costs incurred	(2,055)	(10,289)	(1,727)
Proceeds from employee stock purchase plan	569	487	542
Payments on capital leases	(1,815)	(1,476)	(839)
Repayment of Subordinated Notes or Subordinated Loans	—	(40,000)	—
Proceeds from issuance of common stock, net	60,224	—	—
Debt extinguishment payments	—	(3,420)	—
Cash paid in lieu of warrants	—	(363)	—
Net cash provided by (used in) financing activities	75,023	(75,775)	5,869
Increase (decrease) in cash and cash equivalents	101,181	24,316	(8,272)
Effect of exchange rate change on cash	187	434	921
Cash and cash equivalents, beginning of year	31,081	6,331	13,682
Cash and cash equivalents, end of year	$132,449	$31,081	$6,331
Supplemental information:
Cash payments for interest and income taxes:
Interest	$22,888	$13,020	$19,659
Income taxes	3,455	2,772	3,943
Non-cash investing and financing activities:
Stock dividend on preferred stock	$—	$224	$224
Property, plant and equipment accrued	2,606	1,309	1,943
New capital lease obligations	2,785	1,847	3,785
Restricted stock grant	1,100	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Series B						Accumulated
	Preferred Stock		Common Stock		Additional	Comprehensive	Other		Total
	Number of	$0.01 Par	Number of	$0.01 Par	Paid-in	Income	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss)	Income (Loss)	Deficit	Equity
Balance at December 31, 2002	112	$ 1	12,307	$ 123	$ 65,630		$ (396)	$ (44,938)	$ 20,420
Net loss	—	—	—	—	—	$ (17,600)	—	(17,600)	(17,600)
Foreign currency translation	—	—	—	—	—	6,848	6,848	—	6,848
Comprehensive loss	—	—	—	—	—	$ (10,752)	—	—	—
Preferred stock dividends:
Series B	—	—	35	—	(224)		—	—	(224)
Series C	—	—	—	—	(1,517)		—	—	(1,517)
Exercise of warrants	—	—	1,236	12	(12)		—	—	—
Stock option expense	—	—	—	—	29		—	—	29
Exercise of stock options	—	—	247	3	517		—	—	520
Employee stock purchase plan	—	—	86	1	541		—	—	542
Accretion of preferred stock discount and issuance costs	—	—	—	—	(1,322)		—	—	(1,322)
Balance at December 31, 2003	112	$ 1	13,911	$ 139	$ 63,642		$ 6,452	$ (62,538)	$ 7,696
Net income	—	—	—	—	—	$ 2,600	—	2,600	2,600
Foreign currency translation	—	—	—	—	—	2,215	2,215	—	2,215
Comprehensive income	—	—	—	—	—	$ 4,815	—	—	—
Preferred stock dividends:
Series B	—	—	28	—	(182)		—	—	(182)
Series C	—	—	—	—	(821)		—	—	(821)
Conversion of Series B preferred stock	(42)	—	127	1	(1)		—	—	—
Issuance of warrants	—	—	—	—	9,193		—	—	9,193
Stock option expense	—	—	—	—	35		—	—	35
Exercise of stock options	—	—	173	2	384		—	—	386
Employee stock purchase plan	—	—	88	1	486		—	—	487
Loss on redemption of Series C preferred stock	—	—	—	—	(9,864)		—	—	(9,864)
Accretion of preferred stock discount and issuance costs	—	—	—	—	(707)		—	—	(707)
Balance at December 31, 2004	70	$ 1	14,327	$ 143	$ 62,165		$ 8,667	$ (59,938)	$ 11,038

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands)

	Series B						Accumulated	Restricted
	Preferred Stock		Common Stock		Additional	Comprehensive	Other	Stock		Total
	Number of	$0.01 Par	Number of	$0.01 Par	Paid-in	Income	Comprehensive	Unearned	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss)	Income (Loss)	Compensation	Deficit	Equity
Balance at December 31, 2004	70	$ 1	14,327	$ 143	$ 62,165		$ 8,667	$ —	$ (59,938)	$ 11,038
Net income	—	—	—	—	—	$ 25,621	—	—	25,621	25,621
Foreign currency translation	—	—	—	—	—	1,306	1,306	—	—	1,306
Minimum pension liability adjustment	—	—	—	—	—	(228)	(228)	—	—	(228)
Comprehensive income	—	—	—	—	—	$ 26,699	—		—	—
Series B preferred stock dividends	—	—	—	—	(279)		—	—	—	(279)
Conversion of Series B preferred stock	(1)	—	3	—	—		—	—	—	—
Exercise of warrants	—	—	1,979	20	12,454		—	—	—	12,474
Issuance of common stock, net of issuance costs of $554	—	—	2,300	23	60,201		—	—	—	60,224
Restricted stock grant	—	—	—	—	1,100		—	(1,100)	—	—
Amortization of unearned compensation	—	—	—	—	—		—	56	—	56
Exercise of stock options	—	—	702	7	4,462		—	—	—	4,469
State tax benefit on exercise of stock options	—	—	—	—	408		—	—	—	408
Employee stock purchase plan	—	—	42	1	568		—	—	—	569
Balance at December 31, 2005	69	$ 1	19,353	$ 194	$ 141,079		$ 9,745	$ (1,044)	$ (34,317)	$ 115,658

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   OPERATIONS

Clean Harbors, Inc., through its subsidiaries (collectively, the “Company”), is managed in two operating segments, Technical Services and Site Services, which provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Mexico and Puerto Rico. The Company’s shares of common stock trade on the Nasdaq National Market under the symbol: CLHB. Following the Company’s acquisition in September 2002 of substantially all of the assets of the Chemical Services Division (“CSD”) of Safety-Kleen Corp. (“Safety-Kleen”), the Company became one of the largest providers of environmental services and the largest operator of hazardous waste treatment facilities in North America. The Company has a network of more than 100 service locations, including 48 active hazardous waste management properties. These properties include five incineration facilities, nine commercial landfills, seven wastewater treatment facilities, 20 treatment, storage and disposal facilities (“TSDFs”), and seven locations specializing in PCB management and oil storage and recycling. Some properties offer multiple capabilities. In addition, the Company has 66 service centers, satellite and support locations and has nine corporate and regional offices. These properties are located in 36 states, six Canadian provinces, Mexico and Puerto Rico.

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

The Company provides a wide range of environmental services through two segments: Technical Services and Site Services. Technical Services involve: (i) services for collection, transportation and logistics management; (ii) services for the categorizing, packaging and removal of laboratory chemicals (CleanPack® ); and (iii) services related to the treatment and disposal of hazardous wastes. Site Services involve a wide range of services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. Revenues for all services with the exception of services for the treatment and disposal of hazardous waste are recorded as services are rendered. Revenues for disposing of hazardous waste are recognized upon completion of wastewater treatment, landfill or incineration of the waste at a Company-owned site or when the waste is shipped to a third party for processing and disposal. Revenues from waste that is not yet completely processed and the related costs are deferred until services are completed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c) Credit Concentration

Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company’s customer base throughout North America. The Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company establishes an allowance for uncollectible accounts based on the credit risk applicable to particular customers, historical trends and other relevant information.

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

(e) Earnings per Share (“EPS”)

Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.

(f) Segment Information

The Company’s operations are managed in two segments: Technical Services and Site Services. The Company operates within the United States, Puerto Rico, Canada and Mexico and no individual customer accounts for more than 5% of revenues.

(g) Cash, Cash Equivalents and Uncashed Checks

The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

The Company’s cash management program with its revolving credit lender allows maintenance of a zero balance in the U.S. bank accounts that are used to issue vendor and payroll checks. The checks are covered from availability under the revolving line of credit when the checks are presented for payment. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company’s revolving credit facility. Uncashed checks are checks that have been sent to either vendors or employees but have not yet been presented for payment at the Company’s bank.

(h) Marketable Securities

Marketable securities consist primarily of auction bond securities which are readily marketable and are held for working capital purposes. Accordingly, the Company has classified its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax reported as a component of stockholders’ equity. The Company determines the appropriate classification of its marketable securities at the time of purchase.

(i) Allowances for Doubtful Accounts

On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on an evaluation of historical bad debts, customer concentration, customer credit ratings, current economic trends and changes in customer payment patterns. Allowances for doubtful accounts totaled $2.4 million and $3.7 million at December 31, 2005 and 2004, respectively.

(j) Unbilled Receivables

The Company recognizes unbilled accounts receivable for service and disposal transactions rendered but not invoiced to the customer by the end of the period. The Company had unbilled receivables totaling $7.0 million and $5.4 million as of December 31, 2005 and 2004, respectively.

(k) Supplies Inventories

Supplies inventories consist primarily of supplies and repair parts expected to be used in the operating cycle, which are stated at the lower of cost or market. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.

(l) Property, Plant and Equipment

Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially developed landfill sites, which are included in landfill assets. The Company capitalized $124 thousand to landfill assets for the year ended December 31, 2005. No interest was capitalized to landfill assets for the years ended December 31, 2004 or 2003. Depreciation and amortization expense of $28.6 million for 2005 increased from $24.1 million for 2004 due to a $1.8 million increase in amortization related to changes in estimates in landfill lives, changes in estimates in useful lives of certain assets and cell construction at the Company’s landfill sites, a $0.6 million increase due to placing in service in 2004 improvements at the Company’s Deer Park incineration facility in order to comply with the Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the “HWC MACT”) rule, a $0.6 million increase relating to a 2004 purchase accounting adjustment affecting certain assets acquired from Safety-Kleen in September 2002, a $0.3 million increase due to purchases in the Gulf Coast area as a result of Hurricane Katrina, and a $1.2 million increase mainly due to capital additions. The impact of the changes in estimate on dilutive income per share for the year ended December 31, 2005 was a decrease in the income of $0.10 per common share.

The Company develops software internally for its own use. Development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of material and

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services, and payroll-related costs of employees working solely on development of the software portion of the project are capitalized. Capitalized costs of the software are amortized using the straight-line method over the remaining estimated useful lives. The Company capitalized costs for internally developed software of $0.4 million, $0.2 million, and $0.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Depreciation and amortization of capitalized software costs amounted to $0.4 million, $0.5 million and $0.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For the years ended December 31, 2005, 2004 and 2003, the Company recorded no impairment charge related to long-lived assets. However, if conditions in the industry were to deteriorate significantly, the Company could determine that certain of its assets were impaired and the Company would then be required to write-off all or a portion of the costs for such assets. Any significant write-offs would adversely affect the Company’s balance sheet and results of operations.

Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill and deep injection well assets which are depreciated on a units-of-consumption basis. Leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the improvements.

The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life

Capitalized software	5 years
Buildings and building improvements	Shorter of remaining life or 35 years
Land improvements	5 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicles	3-20 years
Equipment	3-8 years
Furniture and fixtures	5-8 years

Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in other income (expense).

(m) Goodwill and Intangible Assets

Goodwill, permits and customer profile database, as further discussed in Note 6, “Intangible Assets,” are stated at cost. Permits are amortized over periods ranging from 5 to 30 years. Permits relating to landfills are amortized on a consumption unit basis. All other permits are amortized on a straight line basis. Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. The customer profile database is amortized over five years.

The Company recorded no amortization related to goodwill for the years ended December 31, 2005, 2004 and 2003. The Company tested goodwill for impairment as of December 31, 2005, 2004 and 2003,

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

using the criteria set forth under SFAS No. 142. For the years ended December 31, 2005, 2004 and 2003, the Company recorded no impairment charge for goodwill.

(n) Operating Leases

The Company leases rolling stock, equipment, real estate and office equipment under operating leases. Certain real estate leases contain rent holidays and rent escalation clauses. Most of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

(o) Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt instrument. Amortization expense is included in interest expense in the statements of operations.

(p) Fair value of Financial Instruments

The fair value of the Company’s debt is based on quoted market price (See Note 15, “Fair Value of Financial Instruments”). The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. The Company is not aware of any factors that would significantly affect the estimated fair values.

(q) Closure and Post-closure Liabilities

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to the estimated future obligation using the Company’s credit-adjusted risk-free interest rate when such obligation was recorded, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement the estimated timing and amount of such obligations are adjusted as changes in estimates occur. SFAS No. 143 requires upon initial application that companies reflect in their balance sheet: (1) liabilities for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of the Statement; (2) asset retirement costs capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on that capitalized cost adjusted for accumulated depreciation to the date of adoption of the Statement. The cumulative effect of initially applying SFAS No. 143 in the year ended December 31, 2003 was recorded as a change in accounting principle which requires that a cumulative effect adjustment be recorded in the statement of operations. The implementation resulted in a net of tax cumulative-effect adjustment of $66 thousand recorded in the statement of operations for the year ended December 31, 2003. This adjustment was comprised of an increase to asset retirement obligations of $1.8 million and an increase to net asset retirement costs of $1.7 million.

The principal changes from the Company’s implementation of SFAS No. 143 were: (1) a reduction in accrued landfill closure and post-closure obligations due to discounting the accruals at the Company’s then credit-adjusted risk-free interest rate of 14.0% as required under SFAS No. 143, instead of discounting the

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accruals at the risk-free interest rate of 4.9% used under purchase accounting at December 31, 2002; (2) a reduction in accrued financial assurance for closure and post-closure care of the facilities which is now expensed in the period incurred under SFAS No. 143; and (3) reductions in the closure and post-closure obligations due to discounting at the credit-adjusted risk-free rate previously undiscounted accrued cell closure costs. These reductions were partly offset by new closure and post-closure obligations recorded for operating non-landfill facilities determined under various probability scenarios as to when operating permits might be surrendered in the future and using the credit-adjusted risk-free rate. The reduction in the value of liabilities assumed in the CSD asset acquisition in 2002 from the implementation of SFAS No. 143 of $46.7 million resulted in a corresponding reduction in the value allocated to the assets acquired.

Closure and post-closure costs incurred are increased for inflation (2.16% and 1.15% for closure and post-closure liabilities incurred in the years ended December 31, 2005 and 2004, respectively). The Company uses an inflation rate published by the U.S. Department of Labor Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at the Company’s credit-adjusted risk-free interest rate (10.25% and 12.5% for closure and post-closure liabilities incurred in the years ended December 31, 2005 and 2004, respectively). For the asset retirement obligations incurred in 2005 and 2004, the Company estimated its credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of its 11.25% Senior Secured Notes then outstanding by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30 year U.S. Treasury Bond. Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Landfill final closure and post-closure liabilities—The Company has material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the “EPA”) and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company’s engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company’s interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2005, there were four unpermitted expansions included in the Company’s landfill accounting model, which represented 35.9% of the Company’s remaining airspace at that date. Of these expansions, one represents an exception to the Company’s established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed and approved this exception for the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because the Company determined that the airspace was highly probable even though the permit application would not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. At December 31, 2005 this still represents an exception to the Company’s criteria. Had the Company not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the years ended December 31, 2005 and 2004 would have been higher by $576 thousand, and $439 thousand, respectively.

In 2001, prior to the Company’s acquisition of substantially all of the assets of the CSD from Safety-Kleen, Safety-Kleen commenced the process of obtaining a permit for a new cell at the Lambton Facility. In 2004, the Company received a modification to the operating permit for such facility that increased permitted airspace at an existing cell that allowed the Company to postpone the permitting process for the cell. The Company now plans to commence the permitting process for the now unpermitted

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.8 million cubic yards of highly probable airspace in 2006 with the filing of a proposed terms of reference for the environmental assessment.

As of December 31, 2005, the Company had 11 active landfill sites (including the Company’s two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location	(Years)	Permitted	Unpermitted	Total
Altair	Texas	12	30	1,200	1,230
Buttonwillow	California	43	9,816	—	9,816
Deer Park	Texas	22	571	—	571
Deer Trail	Colorado	50	505	—	505
Grassy Mountain	Utah	23	674	1,366	2,040
Kimball	Nebraska	22	473	—	473
Lambton	Ontario	50	937	7,847	8,784
Lone Mountain	Oklahoma	17	1,372	—	1,372
Ryley	Alberta	23	1,055	—	1,055
Sawyer	North Dakota	23	423	—	423
Westmorland	California	67	2,732	—	2,732
			18,588	10,413	29,001

The Company had 2.9 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2005. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

The following table presents the remaining highly probable airspace from December 31, 2002 through December 31, 2005 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at December 31, 2002	25,288
Addition of highly probable airspace	4,280
Consumed during 2003	(687)
Change in estimate	150
Remaining capacity at December 31, 2003	29,031
Addition of highly probable airspace	141
Consumed during 2004	(780)
Change in estimate	62
Remaining capacity at December 31, 2004	28,454
Addition of highly probable airspace	1,200
Consumed during 2005	(653)
Remaining capacity at December 31, 2005	29,001

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes to landfill assets for the year ended December 31, 2005 were as follows (in thousands):

	Balance at December 31, 2004	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at December 31, 2005
Landfill Assets	$6,396	$903	$4,116	$(4,007)	$191	$7,599

Changes to landfill assets for the year ended December 31, 2004 were as follows (in thousands):

	Balance at December 31, 2003	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at December 31, 2004
Landfill Assets	$3,579	$958	$2,597	$(1,157)	$419	$6,396

In 2004 and 2005 a reduction in closure and post-closure liabilities arose as a result of the Company increasing its highly probably landfill airspace. After acquiring landfills as part of the CSD assets from Safety-Kleen in 2002, Clean Harbors’ management identified new business opportunities that made possible the expansion, and further utilization of the assets. The resulting increase in airspace was accounted for by reducing landfill retirement liabilities (due to delaying the timing of the closure and post-closure expenditures) and by correspondingly reducing landfill assets by $4.0 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively.

Rates used to amortize landfill assets are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and are recalculated each year. During the years ended December 31, 2005, and 2004, landfill assets were depreciated at average rates of $1.19 and $0.39 per cubic yard, respectively. The change in the amortization rate of landfill assets resulted primarily from the $4.0 million and $1.2 million reductions in landfill assets described immediately above which, in 2005, resulted mainly from an increase in highly probable airspace of 1.2 million cubic yards.

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

The Company records its non-landfill closure and post-closure liability by: (i) estimating the current cost of closing a non-landfill facility and the post closure care of that facility, if required, based upon the closure plan that the Company is required to follow under its operating permit, or in the event the facility operates with a permit that does not contain a closure plan, based upon legally enforceable closure commitments made by the Company to various governmental agencies; (ii) using probability scenarios as to when in the future operations may cease; (iii) inflating the current cost of closing the non-landfill facility on a probability weighted basis using the inflation rate to the time of closing under each probability

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

scenario; and (iv) discounting the future value of each closing scenario back to the present using the credit-adjusted risk-free interest rate. Non-landfill closure and post-closure obligations arise when the Company commences operations.

(r)    Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition of the CSD assets from Safety-Kleen, and the Company believes that the remedial obligations did not arise from normal operations. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the consolidated financial statements, based on management’s judgment and prior experience, for the best estimate of the liability. Such estimates, which are inherently subject to change, are subsequently revised if and when additional information becomes available.

Discounting of Remedial Liabilities

Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. The Company’s experience has been that the timing of the payments is not usually estimable so, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities were recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, the Company recorded the remedial liabilities assumed as part of the acquisition of the CSD assets at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounted to its present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•       Remedial liabilities assumed relating to the acquisition of the CSD assets from Safety-Kleen are and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%).

•       Remedial liabilities incurred subsequent to the acquisition and remedial liabilities of the Company that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting.

Claims for Recovery

The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2005 and 2004, the Company had recorded no such claims.

(s) Other Comprehensive Income

Other comprehensive income consists of minimum pension liabilities associated with the under funding of the Company’s pension plans, and foreign currency translation adjustments.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, the components of other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity, were as follows (in thousands):

	December 31,
	2005	2004	2003
Cumulative translation adjustment of foreign currency statements	$1,306	$2,215	$6,848
Minimum pension liability adjustment	(228)	—	—
	$1,078	$2,215	$6,848

(t) Foreign Currency

Foreign subsidiary balances are translated according to the provisions of SFAS No. 52, “Foreign Currency Translation.” The functional currency of each foreign subsidiary is its respective local currency. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of the foreign subsidiaries into U.S. dollars are included in stockholders’ equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date.

(u) Letters of Credit

The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2005 and 2004, the Company had outstanding letters of credit amounting to $89.2 million and $90.5 million, respectively.

(v) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.

(w) Stock Options and Restricted Stock Awards

For the three years ended December 31, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based employee compensation plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value method of accounting for stock options, restricted stock awards and other instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options for the three years ended

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005. Accordingly, for stock options, no stock-based employee compensation cost was reflected in net income (loss) attributable to common stockholders, as all stock options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. Had employee compensation cost for the Company’s stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003 would approximate the following pro forma amounts as compared to the amounts reported (in thousands except for per share amounts):

	2005	2004	2003
Net income (loss) attributable to common stockholders	$25,342	$(9,198)	$(20,887)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,740	1,993	1,840
Pro forma net income (loss)	$23,602	$(11,191)	$(22,727)
Earnings (loss) per share:
Basic as reported	$1.62	$(0.65)	$(1.54)
Basic pro forma	1.51	(0.79)	(1.68)
Diluted as reported	1.45	(0.65)	(1.54)
Diluted pro forma	1.35	(0.79)	(1.68)

(x) Reclassifications

Certain reclassifications have been made in the prior years’ consolidated financial statements to conform to the 2005 presentation.

(y) New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception and replaces it with a general exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions in their financial statements. That cost will be measured based upon the fair value of the equity or liability instruments issued. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment.”. The Company must implement SFAS No. 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) will increase compensation expense starting January 1, 2006. The Company’s current estimate is that its stock-based compensation expense will increase by $1.9 million to $2.2 million in 2006 and beyond as a result of adopting SFAS No. 123(R).

As a result of the changes in accounting under SFAS No. 123(R) and a desire to design the Company’s long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Company’s Board of Directors approved a substantial change in the form of awards that it grants. Beginning in November 2005, stock option grants for key managers were replaced with grants of restricted stock. Using APB No. 25, the Company generally has recognized compensation expense for these awards over their respective vesting periods. Compensation expense included in reported net income associated with restricted stock was $0.1 million for the year ended December 31, 2005. The Company expects the number of stock option grants to decrease in future years.

The provisions of SFAS No. 123(R) allows companies to adopt its provisions using either of the following transition alternatives:

(i)            The modified prospective method, which results in the recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted or modified after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii)        The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method must be applied to all prior periods presented or previously reported interim periods of the year of adoption.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or the method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and/or the method of settlement of a conditional asset retirement obligations should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset when incurred if the liability’s fair value can be reasonably estimated. The Company has concluded that FIN 47 will have no material effect on its results of operations, financial position or cash flows. The Company has implemented FIN 47 effective December 31, 2005.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   RESTRICTED CASH

At December 31, 2005 and 2004, restricted cash consisted of the following (in thousands):

	2005	2004
Restricted Cash	$3,469	$—

The Company was required in accordance with certain terms of the Company’s Loan and Security Agreement dated June 30, 2004 to post cash collateral. As further discussed in Note 8, “Financing Arrangements”, on December 1, 2005, the Company amended and restated its Loan and Security Agreement. The entire restricted cash balance as of December 31, 2005 was released on January 12, 2006.

(4)   MARKETABLE SECURITIES

As of December 31, 2004, the Company held $16.8 million in marketable securities. During the year ended December 31, 2005, the Company liquidated these securities realizing no material gain or loss.

(5)   PROPERTIES HELD FOR SALE

As part of its plan to integrate the activities of the CSD business into its operation, the Company determined that certain acquired properties were no longer needed for its operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, the Company valued properties held for sale at the current estimated market value less estimated selling costs. In addition, subsequent to the completion of purchase accounting, the Company identified several additional properties that were no longer needed for its operations. These properties were transferred to properties held for sale at the lower of their net book value or current estimated market value less estimated selling costs. Properties held for sale include only those properties that are actively being marketed and the Company expects to sell within the next twelve months based on current market conditions and the asking price. The Company cannot provide assurance that such sales will be completed within that period or that the proceeds from properties held for sale will equal their adjusted carrying value.

The following table presents the changes in properties held for sale for the years ended December 31, 2004 and 2005 (in thousands):

Balance at December 31, 2003	$12,690
2004 transfers to properties held for sale	509
Assets sold during 2004	(1,329)
Adjustments in estimated carrying value	(129)
Assets returned to active use	(2,892)
Balance at December 31, 2004	8,849
2005 transfers to properties held for sale	628
Assets sold during 2005	(658)
Adjustments in estimated carrying value	(281)
Assets returned to active use	(868)
Balance at December 31, 2005	$7,670

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gains on the sale of properties held for sale were approximately $0.9 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively.

(6)   INTANGIBLE ASSETS

Below is a summary of amortizable intangible assets at December 31, 2005 and 2004 (in thousands):

	2005			2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$100,832	$24,637	$76,195	$98,120	$20,269	$77,851
Customer Profile Database	4,925	3,317	1,608	4,900	2,288	2,612
	$105,757	$27,954	$77,803	$103,020	$22,557	$80,463

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of the expected amortization for intangible assets for the years ending December 31, (in thousands):

Expected Amortization
2006	$4,701
2007	4,311
2008	3,661
2009	3,231
2010	3,006
Thereafter	58,893
77,803
Goodwill no longer subject to amortization	19,032
$96,835

Amortization expense was $5.3 million, $4.8 million, and $4.8 million, for the years 2005, 2004, and 2003, respectively.

(7)   OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	2005	2004
Insurance	$8,666	$7,249
Interest	8,103	8,505
Payroll and benefits	6,435	5,721
Other items	26,575	19,579
	$49,779	$41,054

(8)   FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements:

	December 31, 2005	December 31, 2004
	(in thousands)
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (7.25% and 5.25%, and 5.00% and 4.25% both respectively at December 31, 2005 and 2004) depending on the currency of the underlying loan, or the Eurodollar rate (4.39% and 2.40% at December 31, 2005 and 2004, respectively), plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	150,000	150,000
	150,000	150,000
Less unamortized issue discount	1,710	1,878
Less obligations classified as current	52,500	—
	$95,790	$148,122

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current Financing Arrangements

On December 31, 2005, the Company had outstanding $150.0 million of 11.25% senior secured notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”), and a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”). The Company issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and the Synthetic LC Facility on December 1, 2005, under an amended and restated loan and security agreement (the “Amended Credit Agreement”) which the Company then entered into with the lenders under the Company’s loan and security agreement dated June 30, 2004 (the “Original Credit Agreement”). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which the Company may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement; (iii) the Synthetic LC Facility was decreased from $90.0 million under the Original Credit Agreement to $50.0 million facility under the Amended Credit Agreement; and (iv) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (which annual rate was further reduced to 2.85% on January 12, 2006 as described below).

The principal terms of the Senior Secured Notes, the Revolving Facility and the Synthetic LC Facility are as follows:

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

The Senior Secured Notes are secured by a second-priority lien on the assets of the Company and its U.S. subsidiaries that secure the Company’s reimbursement obligations under the Synthetic LC Facility on a first-priority basis (as described below); provided that the assets which secure the Senior Secured Notes do not include any capital stock, notes, instruments, other equity interests of any of the Company’s subsidiaries, accounts receivable, and certain other excluded collateral as provided in the Indenture. The Senior Secured Notes are jointly and severally guaranteed on a senior secured second-lien basis by substantially all of the Company’s existing and future U.S. subsidiaries. The Senior Secured Notes are not guaranteed by the Company’s foreign subsidiaries.

The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. The Indenture defines “Excess Cash Flow” as Consolidated EBITDA (as defined in the Indenture) less interest expense, taxes paid or accrued in the period, capital expenditures made in cash during the period, and cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Excess Cash Flow for the twelve-month period ended June 30, 2005 was $29.5 million. On September 27, 2005, the Company made an Excess Cash Flow Offer in an amount equal to 50% of such Excess Cash Flow. On October 31, 2005, the Company’s offer expired without any holder of the Notes electing to accept the offer. Excess Cash Flow for the six months ended December 31, 2005 was $15.9 million, and the Company anticipates that additional Excess Cash Flow will be generated from operations during the six months ending June 30, 2006. Accordingly, the Company anticipates being required, within 120 days following June 30, 2006, to make an Excess Cash Flow Offer to repurchase Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2006. However, at December 31, 2005, the Company had no outstanding first-lien obligations which were then payable under its Revolving Facility or Synthetic LC Facility and the market price of the Senior Secured Notes was then in excess of the 104% of principal amount at which the Company is required by the Indenture and permitted by the Amended Credit Agreement to make Excess Cash Flow Offers. It therefore now appears unlikely that any holder of the Senior Secured Notes will accept an Excess Cash Flow Offer made in accordance with the Indenture and the Amended Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2006 at which the Company will be required to make such an offer. To the extent the Noteholders do not accept Excess Cash Flow Offers, the Excess Cash Flow generated during the twelve-month periods ended prior to the making of such offers will not be included in the amount of Excess Cash Flow earned in subsequent periods upon which future Excess Cash Flow Offers will be based. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

As discussed in Note 20, “Stockholders’ Equity,” the Company issued on December 13, 2005, 2.3 million shares of common stock upon the closing of a public offering. On January 12, 2006, the Company used the net proceeds from that offering, together with a portion of the $12.5 million of proceeds received in October 2005 from exercise of its previously outstanding common stock purchase warrants, to redeem $52.5 million principal amount of outstanding Senior Secured Notes and pay a prepayment penalty and accrued interest through the redemption date. As required by the Indenture, the Company provided on December 13, 2005 to the holders of the Senior Secured Notes a 30-day notice of such redemption. The $52.5 million principal amount of the Senior Secured Notes which were redeemed on January 12, 2006, was classified as a current liability as of December 31, 2005.

The $6.3 million cost associated with the issuance of the Senior Secured Notes on June 30, 2004 was recorded as a component of deferred financing costs and is being amortized to interest expense over the eight-year life of the Senior Secured Notes. However, in connection with the redemption of $52.5 million principal amount of the Senior Secured Notes on January 12, 2006, the Company will record during the quarter ending March 31, 2006, as part of the loss on refinancing the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

Revolving Facility.   The Revolving Facility allows the Company to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely (i) a line for the Company and its U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for the Company’s Canadian subsidiaries, and (ii) a line for the Company’s Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at the Company’s request up to $50.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings permitted under the Revolving Facility. At December 31, 2005, the Company had no borrowings and $39.2 million of letters of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit outstanding under the Revolving Facility, and the Company then had approximately $30.8 million available to borrow. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and the Company is required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility. The Credit Agreement also requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

The Revolving Facility is secured by a first security interest in accounts receivable and a second security interest (which would become a first security interest in the event that all obligations under the Synthetic LC Facility were discharged prior to the expiration of the Revolving Facility) in substantially all the other assets of the Company and its U.S. subsidiaries. The security interest in the accounts receivable of the Company’s Canadian subsidiaries secures only the obligations of the Canadian Subsidiaries under their line of credit. The Amended Credit Agreement prohibits the payment of dividends on the Company’s common stock but allows the payment of dividends on the Company’s Series B Preferred Stock.

Under the Amended Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.50 to 1.0 for the four-quarter periods ended or ending December 31, 2005 and March 31, 2006. The maximum Leverage Ratio then reduces to no more than 2.45 to 1.0 and 2.40 for the four-quarter periods ending June 30, 2006 and September 30, 2006 through December 31, 2006, respectively. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the four-quarter periods ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the periods ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. For the four-quarter period ended December 31, 2005, the Leverage Ratio was 1.5 to 1.0, which was within covenant.

The Company is also required under the Amended Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.70 to 1.0 and 2.75 to 1.0 for the four-quarter periods ended or ending December 31, 2005 and March 31, 2006, respectively. The minimum Interest Coverage Ratio then increases to not less than 2.80 to 1.0 for the four-quarter periods ending June 30, 2006 and September 30, 2006, to not less than 2.85 to 1.0 for the four-quarter periods ending December 31, 2006 through December 31, 2007, and to not less than 3.00 to 1.0 for each succeeding four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company’s Consolidated EBITDA to its consolidated interest expense. For the four-quarter period ended December 31, 2005, the Interest Coverage Ratio was 4.0 to 1.0, which was within covenant.

The Company is also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period, commencing with the quarter ended December 31, 2005, if, at the end of such four-quarter period, the Company has greater than $5.0 million of loans outstanding under the revolving credit facility. At December 31, 2005, the Company had no loans outstanding under the revolving credit facility; and therefore the Company was not then required to comply with the fixed charge ratio covenant.

The $1.1 million cost associated with the establishment of the Revolving Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the five-year life of the Revolving Facility.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Synthetic LC Facility.   The Synthetic LC Facility provides that Credit Suisse (the “LC Facility Issuing Bank”) will issue up to $50.0 million of letters of credit at the Company’s request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its U.S. subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, the Company was required prior to January 12, 2006 to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. The Company is also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. At December 31, 2005, letters of credit outstanding under the Synthetic LC facility were $50.0 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

The $4.2 million cost associated with the establishment of the Synthetic LC Facility was recorded as a component of deferred financing costs and is being amortized to interest expense over the five-year life of the Synthetic LC Facility.

Financing Arrangements Prior to June 30, 2004

Prior to June 30, 2004, the Company had outstanding a $100.0 million three-year revolving credit facility (the “2002 Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”) and $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”). In addition to such financings, the Company had established a letter of credit facility (the “2002 L/C Facility”) under which the Company could obtain up to $100.0 million of letters of credit by providing cash collateral equal to 103% of the amount of such outstanding letters of credit. On June 30, 2004, the Company’s debt under the 2002 Revolving Credit Facility, the Senior Loans and the Subordinated Loans was replaced by the issuance of the $150.0 million of Senior Secured Notes and the establishment of the $30.0 million Revolving Credit Facility under the Original Credit Agreement as described above. Additionally, the 2002 L/C Facility was then replaced with the $90.0 million Synthetic LC Facility under the Original Credit Agreement as described above.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal terms of the 2002 Revolving Credit Facility, the Senior Loans, the Subordinated Loans, and the 2002 L/C Facility as outstanding from January 1, 2004 through June 29, 2004 were as follows:

2002 Revolving Credit Facility.   The 2002 Revolving Credit Facility was established under a Loan and Security Agreement dated September 6, 2002, as subsequently amended (the “2002 Revolving Credit Agreement”) between the Company and Congress Financial Corporation (New England) as Lender and as Agent for the other Lenders thereunder. The 2002 Revolving Credit Facility allowed the Company to borrow up to $100.0 million in cash and letters of credit, based upon a formula of eligible accounts receivable. This total was separated into two lines of credit, namely a line for the Company’s Canadian Subsidiaries of $20.0 million in Canadian dollars and a line for the Company and its U.S. subsidiaries equal to $100.0 million in U.S. dollars less the then conversion value of the Canadian line. Letters of credit outstanding at any one time under the 2002 Revolving Credit Facility could not exceed $20.0 million. The 2002 Revolving Credit Agreement, as then amended, allowed for up to 80% of the outstanding balance of the loans to bear interest at an annual rate of LIBOR plus 3.50%, with the balance at either U.S. or Canadian prime (as appropriate) plus 0.50%. The 2002 Revolving Credit Agreement required the Company to pay an unused line fee of 0.25% per annum on the unused portion of the revolving credit.

Senior Loans and Subordinated Loans.   The Senior Loans and the Subordinated Loans were issued under a Financing Agreement dated September 6, 2002 (the “Financing Agreement”). As then amended, the Senior Loans bore interest at LIBOR plus 7.75% and the Subordinated Loans bore interest at 22.5%.

2002 L/C Facility.   The 2002 L/C Facility was established under a Letter of Credit Facility Agreement dated September 6, 2002 (the “2002 L/C Facility Agreement”) between the Company and Fleet National Bank (“Fleet”). The 2002 L/C Facility Agreement provided that Fleet would issue up to $100.0 million of letters of credit at the Company’s request provided that the Company posted cash collateral equal to 103% of the amount of the outstanding letters of credit (with the Company paying Fleet’s customary charges for the issuance of such letters of credit plus an annual fee equal to 0.3% of the outstanding amount thereof).

(9)   LEGAL PROCEEDINGS

Legal Proceedings Relating to Environmental Matters

The Company’s waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by us and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At December 31, 2005, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and/or from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject to certain legal proceedings involving the CSD assets for three reasons as described below. As of December 31, 2005, the Company had reserves of $34.3 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings, which were then pending. The Company also estimates that it is “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.5 million greater than such $34.3 million. Because all of the Company’s reasonably possible additional losses relating to legal liabilities relate to remedial liabilities, the reasonably possible additional losses for legal liabilities are reflected in the tables of reasonably possible additional losses under the heading “Environmental liabilities, including Superfund liabilities” in Note 11, “Remedial Liabilities.” The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to it. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 11, “Remedial Liabilities.”

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

The principal legal proceedings related to the Company’s acquisition of the CSD assets are as follows. While, as described below, the Company has established reserves for certain of these matters, there can be no guarantee that any ultimate liability the Company may incur for any of these matters will not exceed (or be less than) the amount of the current reserves or that it will not incur other material expenditures.

Ville Mercier Legal Proceedings.   One of the CSD Canadian Subsidiaries (the “Mercier Subsidiary”) owns and operates a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). A property owned by the Mercier Subsidiary adjacent to the current Mercier Facility is now contaminated as

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a result of actions dating back to 1968, when the Quebec government issued to the unrelated company which then owned the Mercier Facility two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which the plaintiffs claim was caused by contamination from the former Ville Mercier lagoons and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970’s and early 1980’s. The four municipalities claim a total of $1.6 million Canadian (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region.

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and minimize continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company now anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At December 31, 2005 and 2004, the Company had accrued $11.0 million and $10.6 million, respectively, for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

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

The California Department of Health Services (“DHS”) claimed in a letter to the Buttonwillow Seller delivered in 1999 that the Buttonwillow Seller did not lawfully accept the FUSRAP Wastes under applicable California law and regulations. Both DHS and the California Department of Toxic Substances Control (“DTSC”) filed claims in the Sellers’ bankruptcy proceedings preserving the right of those agencies to claim penalties against the Buttonwillow Seller and possibly seeking to compel removal of the FUSRAP Wastes from the Buttonwillow Landfill. However, aside from the letter to the Buttonwillow Seller and the filing of the proofs of claim in the Sellers’ bankruptcy proceedings, the California agencies have not commenced any enforcement proceedings relating to the Buttonwillow Landfill. Both the

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company and the Sellers believe that the FUSRAP Wastes were properly, safely and lawfully disposed of at the Buttonwillow Landfill under all applicable laws and regulations, and the Company would vigorously resist any efforts to require that such wastes be removed if either of the California agencies should in the future initiate any enforcement action for this purpose. The Company now estimates that the cost of removing the FUSRAP Wastes from the Buttonwillow Landfill would be approximately $6.9 million. However, the Company has not accrued any costs of removing the FUSRAP Wastes because the Company believes that, in the event the California agencies were in the future to initiate any enforcement action, only a remote possibility exists that a final order would be issued requiring the Company to remove such wastes.

Indemnification of Certain CSD Superfund Liabilities.   The Company’s agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to: (i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings; (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes; and (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties (“PRPs”). As described below, there are also four other Superfund sites owned by third parties where the Sellers have been named as PRPs or potential PRPs and for which the Sellers have sent demands for indemnity to the Company since the Closing Date. In the case of the two properties referenced above which were included in the CSD assets, the Company is potentially directly liable for cleanup costs under applicable environmental laws because of its ownership and operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third party sites referenced above, the Company does not have direct liability for cleanup costs but may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers’ share of such cleanup costs which are payable to governmental entities.

Federal and state Superfund laws generally impose strict, and in certain circumstances, joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes which are present on such sites. The Superfund laws also provide for liability for damages to natural resources caused by hazardous substances at such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP’s financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of those Sellers’ liabilities at those Superfund sites where one or more of the Sellers has been designated as a PRP and as to which the Company believes that it has potential liability under the Acquisition Agreement and the Sale Order, the Company therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites and the Sellers’ negotiated volumetric share of liability (where applicable), and also took into consideration the Company’s prior knowledge of the relevant sites and the Company’s general experience in dealing with the cleanup of Superfund sites.

Properties Included in CSD Assets.   The CSD assets which the Company acquired include an active service center located at 2549 North New York Street in Wichita, Kansas (the “Wichita Property”). The

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Wichita Property is one of several properties located within the boundaries of a 1,400-acre state designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the EPA, and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets which the Company acquired are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property, which it anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) currently undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the federal EPA pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. The Company cannot now estimate the Company’s potential liability for Devil’s Swamp; accordingly, the Company has accrued no liability for remediation of Devil’s Swamp beyond what was already accrued pertaining to the ongoing corrective actions and amounts sufficient to cover certain estimated legal fees and related expenses.

Marine Shale Processors.   Beginning in the mid-1980s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. In accordance with a court order authorizing the movement of this material to this offsite location, all of the materials located at Recycling Park, Inc. comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the Recycling Park, Inc. site.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At December 31, 2005 and 2004, the Company had accrued $13.4 million and $13.7 million, respectively, of reserves relating to potential cleanup costs for the Marine Shale facility and the Recycling Park, Inc. site.

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

Third Party Superfund Sites.   Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following two paragraphs. Of the remaining Listed Third Party Sites, the Company on behalf of the Sellers are contesting with the governmental entities and PRP groups involved liability at two sites, have settled the Sellers’ liability at two sites, and plan to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the sellers were ultimately not named as PRP at one site. With respect to the 35 Listed Third Party Sites, the Company had reserves of $17.6 million at December 31, 2005 and $20.2 million at December 2004.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2003, certain of those PRPs made a demand directly on the Company for the Sellers’ share of the cleanup costs incurred by the PRPs with respect to the Helen Kramer Landfill Site. However, at a hearing in the Bankruptcy Court on January 6, 2004 on a motion by those PRPs seeking an order that the Company was liable to such PRPs under the terms of the Sale Order, the Bankruptcy Court declined to hear the motion on the ground that those PRPs (which are not governmental entities) have no right to seek direct payment from the Company for any portion of the cleanup costs which they have incurred in connection with that site. The Company’s legal position is that when the Sellers’ plan of reorganization became effective in December 2003, the Sellers likely were discharged from their obligations to those PRPs for that site. The Sellers have never made an indemnity request upon the Company for any obligations relating to that site. The PRPs indicated their intention to pursue additional recourse against the Company, but the Company filed in February 2005 a complaint with the Bankruptcy Court seeking declaratory relief that the injunction in the Sale Order is operative against those PRPs’ efforts to proceed directly against the Company and seeking sanctions against those PRPs for violating that injunction. On April 20, 2005, the Company’s general counsel advised the Company that its exposure to liability for the Sellers’ obligations with respect to the Helen Kramer Landfill Site was no longer “probable,” and the Company therefore reversed a $1.9 million reserve which it had established with respect to those potential liabilities in connection with its acquisition of the CSD assets. The reversal of the $1.9 million reserve was recorded to selling, general and administrative expenses. On October 19, 2005, the Bankruptcy Court granted the PRPs’ motion to dismiss the count of the Company’s complaint seeking sanctions against them for contempt, but the remaining counts of the Company’s complaint seeking declaratory relief remain to be resolved.

By letters to the Company dated between September 2004 and January 2005, the Sellers identified, in addition to the 35 Listed Third Party Sites, four additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such four additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any), which the Sellers may incur in connection with such four additional sites. The Company intends to assist the Sellers in providing information now in the Company’s possession with respect to such four additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those four additional sites, the Company may have some liability independently of the Sellers’ involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those four additional sites that are both probable and estimable at this time, and the Company therefore has not established any reserves for any potential liabilities of the Sellers in connection therewith. It is expressly the Company’s legal position that it is not liable at any of the four sites for any and/or all of the Sellers’ liabilities. In any event, at one site the potential liability of the Seller(s) is de minimis and a settlement has already been offered to the Seller(s) to that effect, and at one site the Company believes that the Seller(s) shipped no wastes or substances into the site and therefore the Seller(s) have no liability. For the other two sites, the Company cannot estimate the amount of the Sellers’ liabilities, if any, at this time, and that irrespective of whatever liability the Sellers may or may not have, the Company reaffirms its position that the Company does not have any liability for the Sellers at any of the four sites including these two particular sites.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inactive Third Party Superfund Sites.   In addition to the Superfund sites owned by third parties described in the preceding paragraphs, the Sellers have also been identified as PRPs at several other federal or state Superfund sites owned by third parties that the Company believes are now inactive with respect to the Sellers. The inactive sites generally involve the shipment by the Sellers of a de minimis amount of wastes to such sites and prior consent decrees, settlement agreements or similar arrangements providing for minimal payment obligations by the Sellers. De minimis agreements generally are intended to settle all claims for small PRPs and such agreements have limited “re-opener” provisions. At certain other inactive sites, the Sellers have disclaimed any liability by advising the governmental entities involved that the Sellers had not shipped any wastes to those sites. The Company has not established reserves for any of the inactive sites because it believes that the Sellers’ cleanup liabilities with respect to those sites have already been resolved and that, under the Sale Order, it would not be responsible for such liabilities in any event. As a result of further inquiry and review following the acquisition of the CSD assets, the Company will no longer report on these inactive sites.

Other Legal Proceedings Related to CSD Assets

Plaquemine, Louisiana Lawsuits.   In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs which are represented by the same law firm have filed three lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC (“CH Plaquemine”), one of the Company’s subsidiaries, acquired as part of the CSD assets. The first such lawsuit was filed in December 2003 in the 18th Judicial District Court in Iberville Parish, Louisiana, against CH Plaquemine under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” at the facility, which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that CH Plaquemine’s former facility manager made false representations and failed to disclose material information to the regulators about the facility after CH Plaquemine acquired it in September 2002. The plaintiffs seek an order declaring the facility to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties of $27,500 per violation per day from and after November 17, 2003, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees. On January 14, 2005, the state district court judge granted the plaintiffs’ petition for a preliminary (or temporary) injunction restraining the subsidiary from disposing of hazardous waste in the injection well. On January 18, 2005 (the next day the court was again open for business) CH Plaquemine filed a motion seeking to stay the preliminary injunction, which the same judge granted. The legal effect of the stay order was to allow the facility to continue normal business operations and to continue injecting hazardous waste, pending an appeal. In accordance with the stay order that was granted in favor of the subsidiary, CH Plaquemine has appealed the court’s initial ruling granting the preliminary (or temporary) injunction to the Louisiana First Circuit Court of Appeal in Baton Rouge, and that appeal is presently pending.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June 2005, the same plaintiff’s lawyers who filed the two lawsuits described immediately above filed a petition to add CHI, CHESI, CH Plaquemine and the two (one former, one current) employee defendants, to a lawsuit commenced in 1996 against the former owner of the site. While the allegations of that suit are slightly different from the two lawsuits described above, CHI and CHESI are again named in the petition as defendants based largely on the so-called “Single Business Entity Doctrine.” This third lawsuit also names as defendants certain former owners and operators of the facility and the insurance company that currently provides environmental impairment liability insurance coverage for the facility, and seeks unspecified compensatory and punitive damages and attorney’s fees.

The Company believes that all three of these lawsuits are without merit, and is vigorously defending against the claims made. The Company further believes that, since its acquisition by CH Plaquemine, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the “new area of concern” complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs’ claims relate to actions or omissions allegedly taken or caused prior to September 2002 by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. Prior to December 31, 2005, the Company had incurred legal expenses in connection with defending against these three lawsuits that satisfied the $1.0 million deductible on the Company’s environmental impairment liability insurance applicable to the Plaquemine facility. Because the Company believes the claims against CH Plaquemine, CHI and CHESI in the three lawsuits are without merit and that the Company has adequate insurance to cover any future liabilities associated with such lawsuits, the Company does not now maintain any reserves associated with the three Plaquemine lawsuits. The Company has previously established and maintains a separate reserve for the ongoing corrective actions at the Plaquemine facility (which is included within the Company’s reserves for remedial liabilities for its properties described in Note 11), and has increased the amount of this separate reserve to cover the costs of additional sampling and analytical testing being conducted in the vicinity of the “new area of concern.”

Deer Trail, Colorado Review Proceedings.   On December 21, 2005, the Colorado Department of Public Health and Environment (“CDPHE”) issued a Radioactive Materials License and a Colorado Hazardous Waste Act Permit Renewal to an existing hazardous waste treatment, storage, and disposal facility, located in Deer Trail, Colorado, that is owned and operated by Clean Harbors Deer Trail, LLC (“CHDT”). The Adams County, Colorado Board of County Commissioners (“Adams County”) has sought judicial review of CDPHE’s grant of both agency approvals. On January 20, 2006, Adams County filed an action in Colorado District Court for the City and County of Denver, captioned Board of County Commissioners of the County of Adams, State of Colorado v. Colorado Department of Public Health and Environment (Case Number 2006CV530), requesting judicial review of CDPHE’s issuance of the Radioactive Materials License to the CHDT facility. Adams County also filed an action in Colorado

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

District Court for Adams County, Colorado, on January 24, 2006, requesting judicial review of CDPHE’s grant of the Colorado Hazardous Waste Act Permit Renewal to the CHDT facility. That action is captioned Board of County Commissioners of the County of Adams, State of Colorado v. Colorado Department of Public Health and Environment (Case Number 2006CV100). Both actions are judicial reviews of final agency actions, which are generally confined to the agency record. Clean Harbors Deer Trail, LLC is not currently a party in either proceeding. However, the outcome of the proceedings could have an effect on the future operations of the facility which, depending upon the final ruling, may or may not be material to those future operations.

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings in which the Company became involved as a result of the Company’s acquisition of the CSD assets, the Company is also involved in certain legal proceedings related to environmental matters which have arisen for other reasons. The principal such legal proceedings include certain Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, and certain regulatory proceedings.

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

As of December 31, 2005 and 2004, the Company had reserves of $0.2 million and $0.2 million, respectively, for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

EPA Enforcement Actions

Kimball, Nebraska Facility.   On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Company’s subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project (“SEP”). The Company

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company’s own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company’s subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At December 31, 2005 and 2004, the Company had accrued $132 thousand and $132 thousand, respectively for its SEP liability.

Chicago, Illinois Facility.   By letter dated January 16, 2004, Region V of the EPA (“EPA Region V”) in Chicago, Illinois notified us that EPA Region V believes the Company’s Chicago, Illinois facility may be in violation of the National Emission Standard for Benzene Waste Operations Subpart FF regulations promulgated under the Clean Air Act and that EPA Region V may seek injunctive relief and civil penalties for these alleged violations. The alleged violations pertain to total annual benzene quantity determinations and reporting, provisions of individual waste stream identification and emissions control information, and treatment and control requirements for the benzene waste streams. The Company believes that its Chicago facility complies in all material respects with these regulations and has now concluded settlement discussions with EPA Region V to resolve the issues described in the letter from EPA Region V without litigation. The Company’s position during the course of the negotiations was that it had properly relied upon prior EPA guidance in employing the Company’s mid-point methodology in calculating its reports on benzene emissions and made those calculations in good faith. It also became apparent to the Company that same methodology was also employed at several other Clean Harbors’ facilities (Bristol, CT; Cincinnati, OH; Braintree, MA; and Kimball, NE as well as Chicago, IL) and that, furthermore, the facilities previously owned and operated by the Chemical Services Division of Safety-Kleen also utilized that same methodology prior to and subsequent to their acquisition by the Company. Accordingly, the Company voluntarily self-disclosed that circumstance to the US EPA and entered into a global settlement by way of a Consent Order ending the dispute. The Company has paid a $300,000 fine for all the facilities and have agreed to an EPA mandated formula for calculating benzene emissions in the future. The Consent Order does not impose either financial or operationally material requirements. The Company believes it has complied with all of the requirements of the Consent Order.

State and Provincial Enforcement Actions

Chicago, Illinois Facility.   On February 12, 2004, the Company’s subsidiary which owns the Chicago facility was notified by the Illinois Attorney General’s Office that an enforcement action was being initiated against such facility. The enforcement action alleges that the Chicago facility has violated its operating permit, certain Illinois Pollution Control Board regulations, and allegedly applicable provisions of the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”). The Illinois Attorney General’s Office announced that it was seeking $170 thousand in penalties. The Company’s legal and compliance representatives have held discussions with the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency, and anticipate that a Supplemental Environmental Project will be negotiated that will substantially reduce the cash component of the penalty in exchange for agreeing to the installation of equipment upgrades at the facility designed to address and control air emissions from operations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aragonite, Utah Facility.   In February 2005, the Utah Department of Environmental Quality (“Utah DEQ”) issued a Notice of Violation and Compliance Order (“NOVCO”) No. 0405013 against the Clean Harbors Aragonite, LLC incinerator, transfer station and storage facility located near Aragonite, Utah (“CH Aragonite”). The NOVCO pertains to hazardous waste compliance inspections conducted from October 2003 through September 2004 at CH Aragonite. CH Aragonite filed a detailed and comprehensive response to the NOVCO in April 2005. The DEQ assessed a proposed penalty of $129,860. On September 16, 2005, CH Aragonite entered into a Consent Order with the Utah DEQ, settling this enforcement action by agreeing to pay a reduced penalty of $114,912. As a result, the case is closed and the Company will no longer report on this matter.

Kimball, Nebraska Facility.   On October 11, 2005, the Company was notified by the Nebraska Department of Environmental Quality (“NDEQ”) that the Company’s Kimball facility had violated terms of its permit by accepting a prohibited waste stream identified as FO27 on three occasions. The NDEQ also noted a second violation related to failure to make a hazardous waste determination concerning certain rinseate wash water. The NDEQ determined that no further corrective action was required on either of these violations, however the NDEQ did refer the matter to the Nebraska Attorney General for monetary penalties. The Attorney General has proposed settlement at $145,000 to be evenly split between civil penalties and a supplemental environmental project (SEP). The Company continues to pursue settlement discussions with the Nebraska Attorney General’s Office to resolve the matter.

Bristol, Connecticut Facility.   On February 26, 2006, the Company received a proposed Consent Order from the Connecticut Department of Environmental Protection (“CDEP”) for the Clean Harbors of Connecticut facility located in Bristol, Connecticut. The CDEP alleged that the facility violated several CDEP operational regulations and permit conditions. The Consent Order includes a schedule for correcting the underlying cause of the alleged violations as well as a payment of a civil penalty of $170,925 and completion of a Supplemental Environmental Project valued at $48,125, for a total of $219,050. The Order and the penalty amount continue to be negotiated. There can be no guarantee that the results of those negotiations will result in a settlement or a lower penalty than originally imposed.

London, Ontario Facility.   Clean Harbors Environmental Services Inc., and one of the Company’s Canadian subsidiaries, Clean Harbors Canada, Inc., received a summons from the Provincial Ministry of Labour alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The matter is pending in the Ontario Court of Justice in London, Ontario. The initial appearance on this matter occurred on November 22, 2004, and in the spring of 2005 the Company filed a pre-trial motion to quash the charges based on the jurisdictional argument that the Provincial Ministry of Labour lacked jurisdiction to lay charges as the jurisdiction to do so rests with the Federal Government under the Canadian Labour Code. In continuing the pre-trial proceedings, the court decided that the Company would file an affidavit in support of the Company’s motion with the Crown in mid-December, 2005 and receive a cross motion from the Crown. The Company expects the hearing on the motions to be held the week of August 14, 2006. The Company has not accrued any liability associated with this matter because any potential liability is not estimable.

Summons To Respond to Environment Canada.   On July 15, 2005 a Summons was received from a Justice of the Peace for the Province of Ontario by the Company’s Lambton Facility in Sarnia, Ontario, Canada requiring the Company to appear in the Ontario Court of Justice in Sarnia, Ontario, on September 19, 2005 to answer charges alleging that at various times between January, 2003 and June 2004,

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company failed to provide manifest copies to Environment Canada within three days after the manifest is provided to the first authorized carrier and failure to provide an inspector with outstanding manifests; importation of environmentally hazardous waste without an authorized carrier; and failure to submit notice information to the Minister. Such alleged failures if true, would be contrary to: section 7(o) of the Export and Import of Hazardous Waste Regulations; section 272 (1)(a) of the Canadian Environmental Protection Act, 1999, c-33; paragraph 3(1) of the Environmental Emergency Regulations; section 32 (a) of the Export and Import of Hazardous Waste Regulations; section 30(a) of the Export and Import of Hazardous Wastes Regulations and section 13(1)(a) of the Transportation of Dangerous Goods Act, 1992.

The Company’s attorneys appeared at the proceeding on February 13, 2006 and received additional information regarding the alleged technical offenses. A pretrial has been scheduled for March 30, 2006, following which the Company expects to determine whether it will contest the charges.

Other Legal Proceedings

Litigation Involving Former Holders of Subordinated Notes.   On April 30, 2001, the Company issued to John Hancock Life Insurance Company, Special Value Bond Fund, LLC, the Bill and Melinda Gates Foundation, and certain other institutional lenders (collectively, the “Lenders”) $35.0 million of 16% Senior Subordinated Notes due 2008 (the “Subordinated Notes”) as part of its refinancing of all our then outstanding indebtedness. Under the Securities Purchase Agreement dated as of April 12, 2001, between the Company and the Lenders (the “Purchase Agreement”), the Company was also required to pay a $350 thousand closing fee and issue to the Lenders warrants for an aggregate of 1,519,020 shares of the Company’s common stock (the “Warrants”) exercisable at any time prior to April 30, 2008 at an exercise price of $.01 per share. The Purchase Agreement contained covenants limiting (with certain exceptions) the Company’s ability to acquire other businesses or incur additional indebtedness without the consent of a majority in interest of the Lenders. The Purchase Agreement also provided that, if the Company should elect to prepay the Subordinated Notes prior to maturity, it would be obligated to pay a prepayment penalty which, in the case of a prepayment prior to April 30, 2004, would include a so-called “Make Whole Amount” computed using a discount rate 2.5% above the then current yield on United States government securities of equal maturity to the Subordinated Notes. The Purchase Agreement also provided that, if the Company should default on any of the terms of the Purchase Agreement including the covenants described above, the Lenders would have the right to call the Subordinated Notes for payment at an amount equal to the principal, accrued interest and the so-called “Make Whole Amount” then in effect.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shortly after the closing of the acquisition of the CSD assets, the Company wrote to the Lenders demanding a return of the prepayment penalty, in response to which, on September 27, 2002, the Lenders filed a complaint in the Superior Court in Norfolk County, Massachusetts asking the Court to determine the prepayment penalty to be valid and enforceable. On October 1, 2002, the Company filed a complaint in the Business Litigation Session of the Superior Court in Suffolk County, Massachusetts seeking a declaratory judgment that the “Make Whole Amount” is an unenforceable penalty and seeking an order for the return of the amount paid as a penalty, less the Lenders’ actual damages (if any), plus interest and costs. In the case of certain of the Lenders, the Company also sought a judgment that those Lenders’ receipt of their share of the “Make Whole Amount,” the closing payment and the fair value of the Warrants constitute a violation of applicable Massachusetts usury laws. The Company filed a motion seeking to consolidate both legal proceedings in the Business Litigation Session of the Superior Court in Suffolk County, Massachusetts, which motion was granted. Discovery in the proceedings was completed and all parties served and filed motions for summary judgment. On March 15, 2004, the Court granted summary judgment for the Lenders ruling that the “Make Whole Amount” was enforceable and that the Lenders had not violated the Massachusetts usury laws, and on May 15, 2004 the Court ordered the Company to pay $323 thousand to the Lenders for legal and expert cost reimbursement. The Company appealed the Court’s rulings, and the Lenders cross-appealed as to the amount of legal and expert cost reimbursement.

On August 29, 2005, the Massachusetts Appeals Court issued a decision affirming the Superior Court’s ruling that the “Make Whole Amount” was enforceable, reversing the Superior Court’s ruling that certain of the Lenders (which collectively held 37.1% of the Subordinated Notes) had not violated the Massachusetts usury laws and remanding the case to the Superior Court for further proceedings on that issue, and affirming the Superior Court’s order that the Company pay $323 thousand to the Lenders for legal and expert costs but denying the Lenders’ appeal for additional reimbursements. The Company cannot predict what remedy, if any, the Superior Court might have fashioned to address the violation by certain of the Lenders of the Massachusetts usury laws as found by the Appeals Court, and, on September 16, 2005, the Company appealed the Appeals Court’s decision to the Massachusetts Supreme Judicial Court. However, on October 13, 2005, the Company and the defendants settled the case. Under the terms of the settlement, the Company withdrew its appeal of the decision by the Massachusetts Appeals Court and agreed to forego any relief the Superior Court might have fashioned relating to the violation of the usury laws found by the Appeals Court, and the defendants agreed to forego payment of the legal fees and costs awarded to them by the Superior Court. Accordingly, the parties mutually agreed to the voluntary dismissal with prejudice of all pending litigation and the case is closed.

(10)   CLOSURE AND POST-CLOSURE LIABILITIES

The Company records environmental-related accruals for closure and post-closure obligations at both its landfill and non-landfill operations. See Note 2, “Significant Accounting Policies,” for further discussion of the Company’s methodology for estimating and recording these accruals.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserves for closure and post-closure obligations are as follows (in thousands):

	December 31, 2005	December 31, 2004
Landfill facilities:
Cell closure	$16,507	$14,959
Facility closure	672	1,726
Post-closure	889	2,203
	18,068	18,888
Non-landfill retirement liability:
Facility closure	5,554	6,763
	23,622	25,651
Less obligation classified as current	2,894	2,930
Long-term closure and post-closure liability	$20,728	$22,721

All of the landfill facilities included in the table above are active as of December 31, 2005.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2006	$3,043
2007	4,729
2008	4,856
2009	2,136
2010	8,837
Thereafter	201,775
Undiscounted closure and post-closure liabilities	225,376
Less: Reserves to be provided (including discount of $117.4 million) over remaining site lives	(201,754)
Present value of closure and post-closure liabilities	$23,622

The changes to closure and post-closure liabilities for the year ended December 31, 2005 were as follows (in thousands):

	December 31, 2004	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation Reclassifications and Other	Payments	December 31, 2005
Landfill retirement liability	$18,888	$903	$2,692	$(291)	$(4,007)	$28	$(145)	$18,068
Non-landfill retirement liability	6,763	—	794	(706)	35	6	(1,338)	5,554
Total	$25,651	$903	$3,486	$(997)	$(3,972)	$34	$(1,483)	$23,622

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes to closure and post-closure liabilities for the year ended December 31, 2004 were as follows (in thousands):

	December 31, 2003	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	December 31, 2004
Landfill retirement liability	$17,703	$958	$2,460	$(1,069)	$(1,157)	$43	$(50)	$18,888
Non-landfill retirement liability	7,992	—	902	(928)	(8)	6	(1,201)	6,763
Total	$25,695	$958	$3,362	$(1,997)	$(1,165)	$49	$(1,251)	$25,651

In 2003, 2004 and 2005 a reduction in closure and post-closure liabilities arose as a result of the Company increasing its highly probable landfill airspace. After acquiring landfills as part of the CSD assets from Safety-Kleen in 2002, Clean Harbors’ management identified new business opportunities that made possible the expansion, and further utilization, of the assets. The resulting increase in airspace was accounted for by reducing landfill retirement liabilities (due to delaying the timing of the closure and post-closure expenditures) and by correspondingly reducing landfill assets by $11.6 million, $1.2 million and $4.0 million for the years ended December 31, 2003, 2004 and 2005 respectively (see tables of changes to closure and post-closure liabilities immediately above).

Rates used to accrue closure and post-closure costs are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each accrual category, and are recalculated each year. During the years ended December 31, 2005, and 2004, asset retirement obligations were accrued at an average rate of $1.38 and $1.23 per cubic yard, respectively. The changes in the accrual rate of asset retirement obligations resulted from the $4.0 million and $1.2 million reductions in landfill retirement liability described immediately above which, in 2005, resulted mainly from an increase in highly probable airspace of 1.2 million cubic yards.

(11)   REMEDIAL LIABILITIES

Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. The Company’s operating subsidiaries’ remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from Company activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that the Company is a potentially responsible party and /or is potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 9, “Legal Proceedings,” Superfund liabilities also include certain Superfund liabilities to governmental entities for which the Company is potentially liable to reimburse the Sellers in connection with the Company’s 2002 acquisition of the CSD assets from Safety-Kleen. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

SFAS No. 143 applies to asset retirement obligations that arise from ordinary business operations. The Company became subject to almost all of its remedial liabilities as part of the acquisition of the CSD assets from Safety-Kleen, and the Company believes that most of the remedial obligations did not arise from normal operations. Remedial liabilities to which the Company became subject in connection with the acquisition of the CSD assets have been and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability, which is usually neither increased for inflation nor reduced for discounting.

The Company records environmental-related accruals for remedial obligations at both its landfill and non-landfill operations. See Note 2, “Significant Accounting Policies,” for further discussion of the Company’s methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	December 31, 2005	December 31, 2004
Remedial liabilities for landfill sites	$4,901	$4,985
Remedial liabilities for discontinued facilities not now used in the active conduct of our business	92,023	95,116
Remedial liabilities (including Superfund) for non-landfill open sites	50,143	55,516
	147,067	155,617
Less obligation classified as current	7,923	11,328
Long-term remedial liability	$139,144	$144,289

Anticipated payments at December 31, 2005 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
2006	$7,761
2007	11,434
2008	10,954
2009	11,632
2010	9,861
Thereafter	135,950
Undiscounted remedial liabilities	187,592
Less: Discount	(40,525)
Total remedial liabilities	$147,067

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The anticipated payments for Long-term Maintenance range from $3.8 million to $6.5 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $2.6 million to $7.2 million per year with an average expected payment of $4.2 million per year. Legal and Superfund liabilities payments are expected to be between $0.3 million and $1.5 million per year for the next five years. These estimates are reviewed at least quarterly, and adjusted as additional information becomes available.

The changes to remedial liabilities for the year ended December 31, 2005 were as follows (in thousands):

	December 31, 2004	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	December 31, 2005
Remedial liabilities for landfill sites	$4,985	$217	$(188)	$71	$(184)	$4,901
Remedial liabilities for discontinued sites not now used in the active conduct of our business	95,116	4,342	(3,980)	(7)	(3,448)	92,023
Remedial liabilities (including Superfund) for non-landfill operations	55,516	2,339	(6,100)	516	(2,128)	50,143
Total	$155,617	$6,898	$(10,268)	$580	$(5,760)	$147,067

The changes to remedial liabilities for the year ended December 31, 2004 were as follows (in thousands):

	December 31, 2003	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimate	Currency Translation, Reclassifications and Other	Payments	December 31, 2004
Remedial liabilities for landfill sites	$5,525	$225	$(420)	$—	$140	$(485)	$4,985
Remedial liabilities for discontinued sites not now used in the active conduct of our business	97,535	4,390	(841)	392	196	(6,556)	95,116
Remedial liabilities (including Superfund) for non-landfill operations	54,376	2,417	(29)	—	765	(2,013)	55,516
Total	$157,436	$7,032	$(1,290)	$392	$1,101	$(9,054)	$155,617

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the $10.3 million benefit from changes in estimate recorded to the statement of operations for 2005 is the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Note 9, “Legal Proceedings,” a $2.1 million reduction for financial assurance costs for remedial liabilities that resulted from the renegotiation of financial assurance for closure and post-closure care for six of the Company’s facilities and the Company’s improved financial performance; and a net $6.3 million benefit due to: (i) the discounting effect of delays in certain remedial projects; (ii) cost reductions negotiated with vendors and permit fee reductions; and (iii) a pattern of historical spending being less than originally expected. Of the $10.3 million benefit recorded for year ended December 31, 2005, $8.2 million of the benefit was recorded to selling, general and administrative expenses, and the $2.1 million adjustment for financial assurance costs were recorded to cost of revenue.

Remedial liabilities, including Superfund liabilities.   As described in the tables above under “Reserves for remedial obligations,” the Company had as of December 31, 2005 a total of $147.1 million of estimated liabilities for remediation of environmental contamination, of which $4.9 million related to the Company’s landfills and $142.2 million related to non-landfill facilities (including Superfund sites owned by third parties). The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 56 Superfund sites as of December 31, 2005. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company’s (or the Sellers’) alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management’s judgment and prior experience, of such estimated liability.

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

In connection with the Company’s acquisition of the CSD assets in 2002, the Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisition. Those remedial liabilities relate to the active and discontinued hazardous waste treatment and disposal facilities which the Company acquired as part of the CSD assets and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities. In the case of each such facility and site, the Company’s estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company’s analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2005 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $147.1 million. The Company also estimates that it is “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $22.1 million greater than such $147.1 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company’s satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Facilities now used in active conduct of our business (16 facilities)	$35,493	24.1%	$7,488
Discontinued CSD facilities not now used in active conduct of our business but acquired because assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (15 facilities)	91,620	62.3	11,088
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (18 sites)	17,632	12.0	1,598
Sites for which we had liabilities prior to the acquisition of CSD assets (4 Superfund sites and 6 other sites)	2,323	1.6	1,950
Total	$147,068	100.0%	$22,124

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$37,261	25.4%	$5,226
Bridgeport, NJ	Closed incinerator	27,789	18.9	3,386
Marine Shale Processors	Potential third party Superfund site	13,406	9.1	1,360
Mercier, Quebec	Open incineration facility and legal proceedings	11,643	7.9	1,183
Roebuck, SC	Closed incinerator	9,579	6.5	833
San Jose, CA	Open treatment, storage, or disposal facilities	7,371	5.0	832
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (32 facilities)	35,551	24.2	8,859
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either us or the Sellers (or their predecessors) are present (22 sites)	4,468	3.0	445
Total		$147,068	100.0%	$22,124

Revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. The Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. It is possible, however, that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could necessitate the recording of additional liabilities or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

(12)   BUSINESS INTERRUPTION INSURANCE RECOVERY

Shortly before the acquisition of the CSD assets effective September 7, 2002, the BDT facility (included in the CSD assets) in New York State was destroyed by fire. The purchase and sale agreement between the Company and Safety-Kleen was accordingly amended to take account of the destruction of the facility. Under the acquisition agreement, the Company was assigned the rights to Safety-Kleen’s insurance for the facility that included insurance for real property, personal property and business interruption.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2005, the Company settled the insurance claim and recorded gain relating to business interruption insurance of $1.4 million for the year ended December 31, 2005. The gain was included as a reduction to selling, general and administrative expenses.

(13)   OTHER INCOME (EXPENSE)

As described in Note 19, “Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock,” the Company issued $25.0 million of Series C Preferred Stock on September 10, 2002. The Company determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consisted of two components, namely (i) a non-convertible redeemable preferred stock (the “Host Contract”) with a 6% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The Company recorded in other long-term liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically marked that value to market. As of June 30, 2004, the market value of the Embedded Derivative was determined to be $11.2 million and the Company recorded other expense of $1.6 million for the six-month period ended June 30, 2004 to reflect such adjustment. On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. The settlement of the Embedded Derivative liability resulted in no additional other income (expense) being recorded for future periods after June 30, 2004 related to the Embedded Derivative.

(14)   LOSS ON REFINANCING

As discussed in Note 8, “Financing Arrangements,” the Company had outstanding prior to June 30, 2004, a $100.0 million three-year revolving credit facility (the “2002 Revolving Credit Facility”), $115.0 million of three-year non-amortizing term loans (the “Senior Loans”), $40.0 million of five-year non-amortizing subordinated loans (the “Subordinated Loans”), Series C Convertible Preferred Stock, $0.01 par value (the “Series C Preferred Stock”) and the related embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, the Company repaid the 2002 Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. The Company recorded refinancing expenses, net of $7.1 million during the three-month period ended June 30, 2004. Such expenses consisted of a write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million, and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

As further described in Note 8, “Financing Arrangements,” on December 1, 2005, the Company amended and restated its loan and security agreement dated June 30, 2004 (the “Original Credit Agreement”) with an amended and restated loan and security agreement dated December 1, 2005 (the “Amended Credit Agreement”). In accordance with Emerging Issue Task Force Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” the Company capitalized and will amortize the costs of the amendment over the five-year term of the Amended Credit Agreement.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and restricted cash approximate fair value. The fair value of the marketable securities, which consisted of auction rate securities, is par value, at which they trade. The fair value of the Senior Secured Notes is based on quoted market price. At December 31, 2005 and 2004, the estimated fair values of the Company’s financial instruments were as follows (in thousands):

	Carrying Amount	Fair Value
December 31, 2005
Cash and cash equivalents	$132,449	$132,449
Restricted cash	3,469	3,469
Senior Secured Notes	150,000	161,052
December 31, 2004
Cash and cash equivalents	$31,081	$31,081
Marketable securities	16,800	16,800
Senior Secured Notes	150,000	159,516

See Note 2, “Significant Accounting Policies,” for further discussion on cash and cash equivalents.

(16)   COMMITMENTS AND CONTINGENCIES

Leases.   The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from two to seven years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2005 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2006	$2,334	$9,325
2007	1,821	8,002
2008	1,483	7,193
2009	696	6,485
2010	474	4,951
Thereafter	100	24,475
Total minimum lease payments	6,908	$60,431
Less: imputed interest at interest rates ranging from 1.67% to 35.9%	907
Present value of future minimum lease payments	$6,001
Total capital lease obligations	$6,001
Less: current portion of capital lease obligations	1,893
Long-term capital lease obligations	$4,108

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years 2005, 2004 and 2003, rent expense was approximately $35.1 million, $32.3 million, and $30.0 million, respectively.

Other Contingencies.   The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits, without which the Company’s operations would be adversely affected, are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility’s operations are in compliance with the applicable regulatory requirements.

On August 12, 2005, the Ontario Ministry of the Environment adopted new regulations which prohibit land disposal of untreated hazardous waste and require the waste to meet specific treatment standards prior to land disposal. Land disposal includes onsite and offsite land filling, land farming and any other form of land disposal. These requirements are similar to restrictions enacted in the United States and thus bring the Province of Ontario in closer comity with the United States regulatory scheme. The new requirements are scheduled to be phased in over a five-year period commencing in 2007 based on specific waste streams and/or sectors.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company’s policy is to retain a significant portion of certain expected losses related primarily to workers’ compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims. The deductible per occurrence for the workers’ compensation, general liability and vehicle liability is $0.5 million. The deductible per occurrence for the environmental impairments is $1.0 million. At December 31, 2005 and 2004, the Company had accrued $5.1 million and $4.4 million, respectively, for its self-insurance liabilities. Actual expenditures in future periods can differ materially from accruals based on estimates.

(17)   INCOME TAXES

The domestic and foreign components of income (loss) before provision for income taxes and cumulative effect of change in accounting principle were as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Domestic	$25,817	$(4,906)	$(27,602)
Foreign	3,299	13,549	15,390
Total	$29,116	$8,643	$(12,212)

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Current (Before Application of NOL Carryforwards):
Federal	$2,057	$(124)	$—
State	1,163	50	185
Foreign	3,457	5,944	5,701
Benefit of Net Operating Losses
Federal	(1,645)	—	—
State	(729)	—	—
	4,303	5,870	5,866
Benefit of Stock Options:
Federal	—	—	—
State	408	—	—
	4,711	5,870	5,886
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(1,216)	173	(564)
	(1,216)	173	(564)
Net provision for income taxes	$3,495	$6,043	$5,322

The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2005	2004	2003
Tax expense at statutory rate	$9,909	$2,939	$(4,152)
State income taxes, net of federal benefit	(414)	(304)	148
Foreign rate differential	1,245	1,349	330
Foreign income inclusion	12	4,529	3,378
Adjustment of prior year’s estimated attributes	(1,019)	645	(362)
Change in federal valuation allowance	(9,192)	1,034	5,632
Other	2,200	609	348
Tax credits, net	754	(4,758)	—
Net provision for income taxes	$3,495	$6,043	$5,322

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the total net deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Workers compensation accrual	$1,979	$1,753
Provision for doubtful accounts	672	1,144
Closure, post-closure and remedial liabilities	39,784	45,072
Accrued expenses	3,949	2,250
Accrued compensation	22	10
Net operating loss carryforwards	18,313	17,661
Tax credit carryforwards	11,769	12,525
Total deferred tax asset	76,488	80,415
Deferred tax liabilities:
Property, plant and equipment	(12,402)	(11,198)
Permits and customer databases	(27,183)	(28,623)
Miscellaneous	(4,447)	(204)
Total deferred tax liability	(44,032)	(40,025)
Total net deferred tax asset before valuation allowance	32,456	40,390
Less valuation allowance on current deferred assets	(406)	(8,039)
Less valuation allowance on noncurrent deferred assets	(30,116)	(31,675)
Net deferred tax asset	$1,934	$676

The net deferred tax asset at 12/31/05 and 12/31/04 relates to operations in Canada.

The Company had U.S. federal net operating loss carryovers of approximately $47.4 million at December 31, 2005 which will expire between 2018 and 2024. The Company had federal tax credit carryovers of approximately $1.8 million at December 31, 2005 which may be carried forward indefinitely and foreign tax credit carryovers of approximately $10.0 million which expire between 2007 and 2015. The Company had state net operating loss carryovers of approximately $43.0 million at December 31, 2005 which expire between 2006 and 2024.

Full utilization of the $47.4 million in federal net operating loss carryforwards available at December 31, 2005 will result in the tax benefit from $31.1 million being recorded on the statement of operations and the tax benefit resulting from $16.3 million, the amount associated with stock plan disqualifying dispositions, being recorded as an increase to additional paid-in capital.

In the third quarter of 2002, the Company established a $16.9 million valuation allowance on the deferred tax assets recorded in connection with the acquisition of the CSD assets. The valuation allowance was subsequently reduced to $4.4 million in 2003 as a result of adjustments to the deferred tax assets recorded in the acquisition. Any change in the valuation allowance for the net deferred tax asset associated with the CSD acquisition of $4.4 million will be recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit, as the net deferred tax assets were fully reserved at the time of the acquisition.

Previously, the Company had provided for U.S. tax on all foreign unremitted earnings because the earnings were not considered permanently invested outside the U.S. However, beginning in 2005, the

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2005, the amount of earnings for which no repatriation tax has been provided was approximately $3 million.

The Company is subject to income taxes in both the U.S. and foreign jurisdictions, and to examination by US. federal and state, as well as foreign, tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of known tax contingencies.

In connection with the acquisition of Safety-Kleen in 2002, the Company fair valued certain preacquisition tax contingencies and established tax reserves for potential tax assessments and statutory interest related to the acquisition. The amount of such contingencies was $13.7 million and was increased in 2005 to $14.4 million as a result of an increase of $.7 million for statutory interest related to these potential assessments. Should the company reduce the $13.7 million in tax contingencies in future periods, either as the result of changes in estimates or settlements, the effect of those reductions will be recorded as a decrease in acquisition related intangible assets, rather than a tax provision benefit. Reductions associated with the $0.7 million in statutory interest recorded in 2005, or statutory interest recorded in future periods, would be a tax provision benefit.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2005 and December 31, 2004, the Company continued to maintain a full valuation allowance against the Company’s net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. Should the Company demonstrate the ability to generate future taxable income to utilize the NOL carryforwards and other deferred tax assets, a portion, or all, of the valuation allowance would be reduced. Any change in the valuation allowance for the net deferred tax asset associated with the CSD acquisition of $4.4 million will be recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit, as the net deferred tax assets were fully reserved at the time of the acquisition. Changes in the valuation allowance for the net deferred tax asset associated with the federal net operating loss carryforwards will result in approximately $10.6 million being recorded as a tax provision benefit. Approximately $5.5 million, the amount associated with stock plan disqualified disposition deductions, would be recorded as an increase to additional paid-in capital. In 2005, the Company established a $0.1 million valuation allowance against Canadian capital loss carryforwards that are unlikely to be realized. The Company will continue to re-evaluate the need for the valuation allowances in light of all available evidence including projections of future operating results.

On December 13, 2005, the Company closed a public offering of 2.3 million shares of common stock. On January 13, 2006, the Company used the proceeds of that offering to redeem $52.5 million, or 35%, of outstanding 11.25% senior secured notes. The resulting reduction in interest expense in future years has been taken into account as positive evidence in evaluating the need for a valuation allowance at December 31, 2005.  SFAS No. 109 requires that all available evidence, both positive and negative, be considered in determining the need for a valuation allowance. In evaluating the evidence, the Company has taken into account revised projections of future operating results as well as cumulative losses in recent years. In weighing this evidence the Company continues to believe that it has not yet established that it is more

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

likely than not that the deferred tax asset will be realized. In future periods the Company will continue to re-evaluate the need for this valuation allowance in light of all available evidence, including additional periods of profitability as well as projections of future operating results.

The tax effects of the items on the Other Comprehensive Income schedule and the Statement of Stockholders’ Equity were considered immaterial.

(18)   EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share computations (in thousands except for per share amounts):

	Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	IncomePer Share
Net income	$25,621
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks, and accretion on Series C Preferred Stock	(279)
Basic income attributable to common stockholders before effect of dilutive securities	25,342	15,629	$1.62
Basic income attributable to common stockholders before the effect of dilutive securities	25,342	15,629	1.62
Effect of dilutive securities	279	2,088	(0.17)
Diluted income attributable to common stockholders	$25,621	17,717	$1.45

	Year Ended December 31, 2004
	Loss (Numerator)	Shares Denominator)	Income Per Share
Net income	$2,600
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks, and accretion on Series C Preferred Stock	(11,798)
Basic and diluted income attributable to common stockholders	$(9,198)	14,099	$(0.65)

	Year Ended December 31, 2003
	Loss (Numerator)	Shares (Denominator)	Income Per Share
Income before cumulative effect of change in accounting principle	$(17,534)
Dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock	3,287
Basic and diluted loss available to common stockholders before cumulative effect of change in accounting principle	(20,821)	13,553	$(1.54)
Cumulative effect of change in accounting principle, net of taxes	(66)	13,553	—
Basic and diluted income attributable to common stockholders	$(20,887)	13,553	$(1.54)

For the year ended December 31, 2005, the dilutive effect of all outstanding warrants, options, restricted stock and Series B Preferred Stock is included in the above calculations. As discussed further in Note 20, “Stockholders’ Equity,” the Company issued 2.3 million shares of common stock on

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 13, 2005. The basic and dilutive effect of this issuance is weighted for the portion of the period that these shares were outstanding for the year ended December 31, 2005.

Because the effects would be anti-dilutive for certain periods presented, the above computation of diluted income (loss) per share excludes the following: (i) for the year ended December 31, 2004, the effect of 2.8 million warrants outstanding issued on June 30, 2004 relating to the redemption of the Series C Preferred Stock; (ii) for the years ended December 31, 2004 and 2003, the assumed conversion of the Series C Preferred Stock into 3.3 million and 2.4 million shares of common stock, respectively; (iii) for the years ended December 31, 2004 and 2003, the assumed exercise of 1.6 million and 1.8 million stock options, respectively; and (iv) for the years ended December 31, 2004 and 2003, the assumed conversion of the Series B Preferred Stock into 0.2 million common shares and 0.3 million common shares, respectively.

(19)             REDEMPTION OF SERIES C REDEEMABLE PREFERRED STOCK AND DIVIDENDS AND ACCRETION ON PREFERRED STOCK

Prior to June 30, 2004, the Company had outstanding 25,000 shares of Series C Convertible Preferred Stock, $0.01 par value (“Series C Preferred Stock”). The Series C Preferred Stock was entitled to receive dividends at an annual rate of 6.0% (such dividends were paid in cash through March 2003 and thereafter accrued and compounded through the redemption date). The Company issued the Series C Preferred Stock for $25.0 million on September 10, 2002, and incurred $2.9 million of issuance costs. The Company determined that the Series C Preferred Stock should be recorded on the Company’s financial statements as though the Series C Preferred Stock consisted of two components, namely: (i) non-convertible redeemable preferred stock (the “Host Contract”) with a 6.0% annual dividend and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The Series C Preferred Stock reported on the Company’s consolidated balance sheet consisted only of the value of the Host Contract (less the issuance costs) plus the amount of accretion in the value of the Host Contract which had been recorded through the balance sheet date with regard to the discount which was originally recorded for the Host Contract, plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs were being accreted over the life of the Series C Preferred Stock, with such accretion being recorded as a reduction in additional paid-in-capital.

For the year ended December 31, 2005, the Company recorded dividends on Series B Preferred Stock of $279 thousand. For the year ended December 31, 2004, the Company recorded the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, cash dividends on Series B and Series C Preferred Stocks of $1.0 million, dividends on the Company’s Series B preferred stock of $0.2 million issued in common stock due to loan covenant restrictions then in place, and amortization of preferred stock discount and issuance cost on the Series C Preferred Stock of $0.7 million. For the six-month period from January 1 through June 30, 2004, the Company recorded accretion on the discount and issuance costs of the Series C Preferred Stock of $0.7 million. For the six-month period from July 1, 2004 to December 31, 2004, no accretion was recorded because of the redemption of the Series C Preferred Stock on June 30, 2004. As noted below, on June 30, 2004, the Company redeemed the Series C Preferred Stock. At that time, the market value of the Embedded Derivative was determined to be $11.2 million and the Company recorded other expense of $1.6 million through June 30, 2004 to reflect such adjustment. For the year ended December 31, 2003, the amount of accretion recorded as a reduction to additional paid-in capital was $1.3 million. As of December 31, 2003, the market value of the Embedded Derivative was determined to be $9.6 million, and the Company recorded $0.4 million of other expense during 2003 to adjust the carrying value of the Embedded Derivative to fair value.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 30, 2004, the Company redeemed the Series C Preferred Stock for $25.0 million in cash and paid accrued dividends of $2.0 million. The difference between the $25.0 million paid and the carrying amount of the Series C Preferred Stock of $17.2 million on June 30, 2004 was charged to additional paid-in capital. In addition, the Company issued warrants to purchase 2.8 million shares of the Company’s common stock, and the Company paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date on September 10, 2009. The Company settled the $11.2 million Embedded Derivative liability through the issuance of the 2.8 million warrants (which the Company valued using the Black-Scholes option pricing model at $9.2 million) together with the $0.4 million of cash that was paid in lieu of warrants, which resulted in a gain on the settlement of the Embedded Derivative of $1.6 million. The gain on the settlement of the Embedded Derivative was recorded as a reduction to refinancing-related expenses. The value of the warrants issued of $9.2 million was credited to additional paid-in capital. Because of the redemption of the Series C Preferred Stock on June 30, 2004, the Company is not required to make mark-to-market adjustments to the Company’s reported income (loss) associated with the Embedded Derivative for any period subsequent to June 30, 2004.

(20)   STOCKHOLDERS’ EQUITY

(a) Public Offering of Common Stock

On December 13, 2005, the Company issued 2.3 million shares of common stock, which included 300,000 shares of common stock issued upon exercise by the underwriters of their over-allotment option, at a public offering price of $28.00 per share. After deducting the underwriter discount and offering expenses, the Company received net proceeds of $60.2 million from the issuance.

(b) Equity Incentive Plans

In 1992 the Company adopted an equity incentive plan which provides for a variety of incentive awards, including stock options (“1992 Plan”) and, in 2000, the Company adopted a stock incentive plan which provides for awards in the form of incentive stock options, non-qualified stock options and restricted stock (“2000 Plan”). In 2002, the Company amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan from 0.8 million shares to 1.5 million shares and, in 2005, the Company further amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan to 2.0 million shares. As of December 31, 2005, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options, except for an aggregate of 37,950 restricted stock awards which the Company made in November 2005. These options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards granted in November 2005 vest over five years subject to certain employment requirements. As of December 31, 2005, the Company had reserved 816,581 shares of common stock for issuance under the 2000 Plan, exclusive of shares previously issued  (either upon exercise of stock options or pursuant to restricted stock awards) or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2005 options for an aggregate of 147,355 shares which shall remain in effect until such options are either exercised or expire in accordance with their terms. In addition, on December 31, 2005, there were outstanding options for an aggregate of 3,750 shares under the Company’s 1987 Equity Incentive Plan which had expired in 1997.

Under the terms of the 2000 Plan, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. However, no compensation expense related to stock option grants to employees was recorded in 2005, 2004 or 2003, as the option

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercise prices were equal to, or greater than, the fair market value on the date of grant. During the year ended December 31, 2005, the Company recorded $56,000 of compensation expense for the 37,950 shares of common stock (valued at their fair market value on the grant date) granted pursuant to the restricted stock awards made in November 2005.

During 2004 and 2003, the Company granted options to non-employees of the Company and, in accordance with SFAS No.123, “Accounting for Stock Based Compensation,” recorded expense of $35 thousand and $29 thousand related to those options for the years ended December 31, 2004 and 2003, respectively. The Company did not grant options to non-employees of the Company during the year ended December 31, 2005.

Activity under the Plans relating to stock options for the three years ended December 31, 2005 was as follows:

	Number of Shares	Weighted Average Exercise or Issuance Price
Outstanding at December 31, 2002	1,192,518	$3.17
Granted	967,042	12.54
Forfeited	(154,685)	11.23
Exercised	(246,965)	2.10
Outstanding at December 31, 2003	1,757,910	7.76
Granted	77,833	6.70
Forfeited	(27,310)	8.61
Exercised	(172,665)	2.26
Outstanding at December 31, 2004	1,635,768	8.28
Granted	21,000	19.02
Forfeited	(134,500)	9.56
Exercised	(701,723)	6.37
Outstanding at December 31, 2005	820,545	$9.98

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information about stock options outstanding at December 31, 2005 was as follows:

		Weighted		Exercisable
Range of Exercise Prices	Number of Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.75-1.81	50,955	2.29	$1.81	50,955	$1.81
1.88-2.06	20,700	4.55	2.04	20,700	2.04
2.13-2.50	54,650	4.47	2.32	36,150	2.40
2.61-3.86	59,300	5.23	3.27	28,100	3.07
5.94-6.46	32,000	6.20	6.40	22,000	6.41
7.52-8.08	20,833	4.07	7.86	12,000	7.89
9.07-9.91	53,667	6.61	9.50	10,667	9.52
10.37-10.78	48,000	5.27	10.67	24,000	10.57
11.70	15,000	6.26	11.70	15,000	11.70
12.98	444,440	7.14	12.98	67,865	12.98
18.97-19.20	21,000	7.91	19.02	2,000	18.97
	820,545		$9.98	289,437	$6.89

Options exercisable at December 31, 2005, 2004, and 2003 were 289,437, 706,506, and 559,007, respectively. The weighted average exercise prices for the exercisable options at December 31, 2005, 2004, and 2003 were $6.89, $5.63, and $2.88, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The fair value of each option granted during 2005, 2004, and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	none	none	none
Expected volatility	85.0%	85.0%	85.0%
Risk-free interest rate	4.1%	3.4%	3.0%
Expected life	4.4	3.7	4.9

Weighted average fair value of options granted at fair value during:

2005	$12.48
2004	$5.16
2003	$8.55

There were no options granted at less than fair value in the periods presented.

The following table summarizes information about restricted stock awards for the year ended December 31, 2005:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	—
Granted	37,950	$28.98
Vested	—
Forfeited	—
Unvested at end of year	37,950	$28.98

(c) Employee Stock Purchase Plan

In May of 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock have been reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company’s stockholders approved an increase of 500,000 in the maximum number of shares which can be issued under the ESPP. As of December 31, 2005, an aggregate of 591,410 shares remained available for future issuance under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. During the years ended December 31, 2005, 2004 and 2003, monies were withheld from employees for the purchase of 35,676, 64,760, and 105,537, shares, respectively, of common stock under the ESPP. The weighted average per share fair value of the purchase rights granted under the ESPP during 2005, 2004 and 2003 were $6.56, $2.81, and $1.93, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

As further described in Note 19, “Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock,” on June 30, 2004, the Company issued warrants to purchase 2.8 million shares of the Company’s common stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date of September 10, 2009. No warrants were exercised from June 30, 2004 to December 31, 2004. Warrants exercised from December 31, 2004 through December 31, 2005 were as follows:

Warrants outstanding at December 31, 2004	2,775,000
Shares of common stock issued on February 11, 2005 upon warrant exercise	(420,571)
Warrants cancelled upon cashless exercise on February 11, 2005	(296,489)
Shares of common stock issued on October 11-13, 2005 upon warrant exercise	(1,559,250)
Warrants outstanding at December 31, 2005	498,690

(e) Series B Preferred Stock

On February 16, 1993, the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred Stock”), for the acquisition of its Spring Grove facility. The liquidation value of each share of Series B Preferred Stock is the liquidation preference of $50.00 plus unpaid dividends. Series B Preferred Stock may be converted by the holder into common stock at a conversion rate which, as of December 31, 2005, was equal to $16.45 per share and is subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. The Company has the option to redeem the Series B Preferred Stock at the liquidation preference plus any accrued dividends with no redemption premium. Each share of Series B Preferred Stock entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value. On October 19, 2004, 42,000 shares of Series B Preferred Stock were converted into 127,680 shares of common stock. As of December 31, 2004, the Company had 70,000 shares of Series B Preferred Stock outstanding. On November 29, 2005, 1,000 shares of Series B Preferred Stock were converted into 3,040 shares of common stock. As of December 31, 2005, the Company had 69,000 shares of Series B Preferred Stock outstanding.

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. During the three years ended December 31, 2005, the Company paid in cash all dividends on the Series B Preferred Stock except that, because of loan covenant restrictions then in place, the Company issued 11,581, 23,363, 12,531 and 15,255 shares of its common stock, respectively, in payment of the July 15, 2003, October 15, 2003, January 15, 2004, and April 15, 2004 dividend requirements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(21)   EMPLOYEE BENEFIT PLANS

As part of the acquisition of the Canadian subsidiaries of the CSD from Safety-Kleen, the Company assumed responsibility for a defined benefit plan that covers 31 active non-supervisory Canadian employees. The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2005	2004	2003
Service cost	$134	$100	$80
Interest cost	277	256	236
Expected return on fair value of assets	(309)	(266)	(285)
Net amortization and deferral	—	—	57
Net periodic pension cost	$102	$90	$88

Weighted average assumptions used to determine net pension cost during the period:

	2005	2004	2003
Discount rate	5.02%	5.50%	5.75%
Expected return on fair value of assets	7.00%	7.00%	7.00%
Rate of compensation increase	4.11%	4.68%	4.17%

The long-term rate-of-return-on-assets assumption was determined using a building-block method, which integrates historical inflation, real risk-free rates and risk premiums for the different asset categories forming the plan fund. A weighted average of the above result and the historical return of the plan’s fund is then calculated. The current asset mix is assumed to remain constant and a 1% adjustment for investment and custodial fees is taken into account. Unless the result so obtained is significantly different from the previous year assumption, the long-term rate-of-return-on-assets assumption remains unchanged.

The accumulated benefit obligation was $5.9 million and $5.0 million at December 31, 2005 and 2004, respectively.

The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company’s consolidated balance sheets at December 31, (in thousands):

	2005	2004
Change in benefit obligations:
Benefit obligation at the beginning of year	$5,092	$4,505
Service cost	134	100
Interest cost	277	256
Employee contributions	36	29
Actuarial loss	610	42
Benefits paid	(229)	(191)
Currency translation	197	351
Benefit obligation at end of year	$6,117	$5,092

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$4,467	$3,826
Actual return on plan assets	459	345
Employer contributions	148	149
Employee contributions	36	29
Benefits paid	(229)	(191)
Currency translation	161	309
Fair value of plan assets at end of year	$5,042	$4,467

	2005	2004
Net pension liability accrued:
Amount underfunded	$(1,075)	$(625)
Unrecognized net actuarial loss	469	8
Additional minimum liability	(228)	—
Currency translation	9	1
Pension liability accrued	$(825)	$(616)

Weighted average assumptions used to determine pension benefit obligations at year end were as follows:

	2005	2004	2003
Discount rate	5.02%	5.50%	5.75%
Rate of compensation increase	4.11%	4.68%	4.17%

The Company’s investment policy targets a 30% to 65% allocation to equity securities, a 25% to 55% allocation to debt securities, and a 0% to 25% allocation to cash. The asset mix is frequently reviewed by the fund manager by examining the domestic and international macroeconomic factors and relative valuation levels of equity versus fixed income markets as well as internal forecasts of interest rate trends. The objective is to add value through longer-term asset mix positioning rather than short-term trading. The portfolio’s volatility is kept to a minimum by implementing only incremental asset mix changes. It is believed that this investment policy fits the long-term nature of pension obligations.

The Company’s weighted average asset allocations at December 31, 2005 and 2004 were as follows:

	2005	2004
Equity securities	57%	51%
Debt securities	35%	39%
Cash and cash equivalents	8%	10%
Total	100%	100%

The Company expects to contribute $412 thousand to this pension plan in 2006.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

2005
2006	$271
2007	275
2008	284
2009	306
2010	359
2011-2015	2,032

The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions dependent on meeting profit targets established annually by the Board of Directors. The Company expensed $415 thousand for the plan in 2005, recognized income of $7 thousand for the plan in 2004 and expensed $438 thousand for the plan in 2003.

(22)   SEGMENT REPORTING

Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, non-recurring severance charges, other non-recurring refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss of refinancings (“Adjusted EBITDA Contribution”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

services, information management services and personnel training. The Company offers outsourcing services for customer environmental management programs as well, and provides analytical testing services, information management and personnel training services.

The Company markets these services through its sales organizations and, in many instances, services in one area of the business support or lead to work in other service lines. Expenses associated with the sales organizations are allocated based on direct revenues by segment.

The operations not managed through the Company’s two operating segments are presented herein as “Corporate Items.” Corporate Items revenues consist of two different operations where the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s two segments.

The following tables reconcile third party revenues to direct revenues for the twelve-month periods ended December 31, 2005, 2004 and 2003. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Year Ended December 31, 2005
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$463,012	$247,656	$502	$711,170
Intersegment expenses	376,398	33,532	(354)	409,576
Gross revenues	839,410	281,188	148	1,120,746
Intersegment revenues	(345,423)	(63,851)	(302)	(409,576)
Direct revenues	$493,987	$217,337	$(154)	$711,170

	For the Year Ended December 31, 2004
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$444,628	$198,598	$(7)	$643,219
Intersegment expenses	362,898	30,746	1,428	395,072
Gross revenues	807,526	229,344	1,421	1,038,291
Intersegment revenues	(333,129)	(59,876)	(2,067)	(395,072)
Direct revenues	$474,397	$169,468	$(646)	$643,219

	For the Year Ended December 31, 2003
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$422,825	$187,729	$415	$610,969
Intersegment expenses	347,935	29,261	405	377,601
Gross revenues	770,760	216,990	820	988,570
Intersegment revenues	(322,335)	(53,307)	(1,959)	(377,601)
Direct revenues	$448,425	$163,683	$(1,139)	$610,969

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	For the Year Ended December 31,
	2005	2004	2003
Revenues:
Technical Services	$493,987	$474,397	$448,425
Site Services	217,337	169,468	163,683
Corporate Items	(154)	(646)	(1,139)
Total	711,170	643,219	610,969
Cost of Revenues:
Technical Services	341,952	327,727	316,508
Site Services	165,453	129,897	124,151
Corporate Items	5,177	7,214	12,802
Total	512,582	464,838	453,461
Selling, General and Administrative Expenses:
Technical Services	49,769	48,757	48,524
Site Services	22,291	18,422	16,982
Corporate Items	36,252	36,458	41,258
Total	108,312	103,637	106,764
Adjusted EBITDA:
Technical Services	102,266	97,913	83,393
Site Services	29,593	21,149	22,550
Corporate Items	(41,583)	(44,318)	(55,199)
Combined Adjusted EBITDA Contribution	90,276	74,744	50,744
Reconciliation to Consolidated Statements of Operations:
Depreciation and amortization	28,633	24,094	26,482
Accretion of environmental liabilities	10,384	10,394	11,114
Restructuring and non-recurring severance charges	—	25	1,250
Other non-recurring refinancing-related expenses	—	1,326	—
Gain on disposal of assets held for sale	—	(479)	—
Income from operations	51,259	39,384	11,898
Other (income) expense	(611)	1,345	386
Loss on refinancings	—	7,099	—
Interest expense, net of interest income	22,754	22,297	23,724
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$29,116	$8,643	$(12,212)

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue, property, plant and equipment and intangible assets outside of the United States

For the year ended December 31, 2005, the Company derived approximately $628.2 million or 88.3% of revenues from customers located in the United States and Puerto Rico, approximately $82.5 million or 11.6% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2004, the Company derived approximately $557.8 million or 86.7% of revenues from customers located in the United States and Puerto Rico, approximately $84.7 million or 13.2% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

As of December 31, 2005, the Company had property, plant and equipment, net of depreciation and amortization of approximately $178.5 million, and permits and other intangible assets of $96.8 million. Of these totals, approximately $24.3 million or 13.6% of long-lived assets and $24.7 million or 25.5% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

The following table presents assets by reported segment and in the aggregate (in thousands):

	As of December 31,
	2005	2004
Properties held for sale:
Technical Services	$191	$—
Site Services	374	—
Corporate or other assets	7,105	8,849
	$7,670	$8,849
Property, plant and equipment, net:
Technical Services	$148,183	$153,733
Site Services	12,321	10,475
Corporate or other assets	18,020	16,318
	$178,524	$180,526
Intangible assets:
Technical Services
Goodwill	$18,884	$18,884
Permits, net	75,786	77,419
Customer profile database, net	1,591	2,591
	96,261	98,894
Site Services
Goodwill	148	148
Permits, net	409	433
Customer profile database, net	17	20
	574	601
	$96,835	$99,495

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the total assets by reported segment (in thousands):

	As of December 31,
	2005	2004
Site Services	$20,040	$19,452
Technical Services	288,438	277,678
Corporate Items	305,886	207,572
Total	$614,364	$504,702

The following table presents the total assets by geographical area (in thousands):

	As of December 31,
	2005	2004
United States	$512,388	$412,301
Canada	101,976	92,401
Total	$614,364	$504,702

Corporate items consist of the following (in thousands):

	As of December 31,
	2005	2004
Cash	$127,750	$42,904
Accounts receivable, net	130,830	119,327
Prepaid expenses	2,594	7,204
Property held for sale	7,105	8,834
Property, plant and equipment, net	18,020	16,318
Deferred financing costs	9,508	8,950
Restricted cash	3,469	—
Deferred taxes	1,934	675
Income taxes receivable	1,462	—
Other	3,214	3,360
Total	$305,886	$207,572

(23)   QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2005
Revenues	$164,966	$173,910	$178,580	$193,714
Cost of revenues	120,547	124,434	129,009	138,592
Income from operations	10,215	14,407	12,311	14,326
Other income (expense)	619	(109)	(83)	184
Net income	4,841	7,371	5,457	7,952
Basic income per share	0.33	0.48	0.35	0.46
Diluted income per share	0.27	0.43	0.31	0.43

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2004
Revenues	$142,757	$161,631	$162,650	$176,181
Cost of revenues	107,460	115,842	116,835	124,701
Income from operations	4,100	9,364	11,239	14,681
Other income (expense)	5,287	(6,635)	(85)	88
(Loss) on refinancing	—	(7,099)	—	—
Net income (loss)	2,817	(12,127)	4,441	7,469
Basic income (loss) per share	0.14	(1.63)	0.31	0.52
Diluted income (loss) per share	(0.08)	(1.63)	0.25	0.42

As further discussed in Note 14, “Loss on Refinancing,” in the fourth quarter of 2005, the Company amended and restated its then outstanding credit agreement in order to replace its $30.0 million revolving facility and $90.0 million synthetic letter of credit facilities established under such agreement with a new $70.0 million revolving facility and $50.0 million synthetic letter of credit facility.

As further discussed in Note 14, “Loss on Refinancing,” in the second quarter of 2004, the Company refinanced its then outstanding debt, redeemed its then outstanding Series C Preferred Stock and settled the related Embedded Derivative liability that resulted in net refinancing charges of $7.1 million.

As further discussed in Note 19, “Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock,” the Company had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock which consisted of two components, namely, the Host Contract and an Embedded Derivative which reflected the right of the holders of the Series C Preferred Stock to convert into the Company’s common stock on the terms set forth in the Series C Preferred Stock. The value of the Embedded Derivative was periodically marked to market which resulted in the inclusion of the following gains (losses) as a component of other income (expense):

Amount
Quarter Ended	(in thousands)
2004
First	$5,287
Second	(6,877)

Earnings per share are computed independently for each of the quarters presented. Due to this, the 2005 quarterly basic and diluted earnings per share and the 2004 quarterly diluted loss per share do not equal the total computed for the year.

(24)   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

As further described in Note 8, “Financing Arrangements,” on June 30, 2004, $150.0 million of Senior Secured Notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent’s material subsidiaries organized in the United States. The notes are not guaranteed by the Company’s Canadian and Mexican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the condensed consolidating balance sheet at December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$10,391	$110,649	$11,409	$—	$132,449
Restricted cash	3,469	—	—	—	3,469
Accounts receivable, net	292	119,978	27,389	—	147,659
Unbilled accounts receivable	—	5,500	1,549	—	7,049
Intercompany receivables	69,974	—	3,940	(73,914)	—
Deferred costs	—	3,943	994	—	4,937
Prepaid expenses	1,209	4,722	480	—	6,411
Supplies inventories	—	11,443	1,280	—	12,723
Income taxes receivable	—	—	1,462	—	1,462
Properties held for sale	—	7,479	191	—	7,670
Property, plant and equipment, net	—	154,178	24,346	—	178,524
Deferred financing costs	9,498	—	10	—	9,508
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	53,125	24,678	—	77,803
Investments in subsidiaries	183,169	45,002	91,654	(319,825)	—
Deferred tax asset	—	—	1,934	—	1,934
Intercompany note receivable	—	102,951	3,701	(106,652)	—
Other assets	—	1,374	2,360	—	3,734
Total assets	$278,002	$639,376	$197,377	$(500,391)	$614,364
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$6,402	$1,580	$—	$7,982
Accounts payable	—	58,412	12,960	—	71,372
Accrued disposal costs	—	1,631	1,478	—	3,109
Deferred revenue	—	17,142	4,642	—	21,784
Other accrued expenses	8,315	36,463	5,001	—	49,779
Income taxes payable	2,038	(206)	2,626	—	4,458
Intercompany payables	—	73,914	—	(73,914)	—
Closure, post-closure and remedial liabilities	—	154,623	16,066	—	170,689
Long-term obligations	148,290	—	—	—	148,290
Capital lease obligations	—	5,220	781	—	6,001
Other long-term liabilities	—	—	14,417	—	14,417
Intercompany note payable	3,701	—	102,951	(106,652)	—
Accrued pension cost	—	—	825	—	825
Total liabilities	162,344	353,601	163,327	(180,566)	498,706
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	194	—	2,236	(2,236)	194
Additional paid-in capital	141,079	195,485	4,049	(199,534)	141,079
Accumulated other comprehensive income	9,745	15,551	(3,790)	(11,761)	9,745
Restricted stock unearned compensation	(1,044)	—	—	—	(1,044)
Accumulated earnings (deficit)	(34,317)	74,739	31,555	(106,294)	(34,317)
Total stockholders’ equity	115,658	285,775	34,050	(319,825)	115,658
Total liabilities and stockholders’ equity	$278,002	$639,376	$197,377	$(500,391)	$614,364

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the condensed consolidating balance sheet at December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$76	$20,984	$—	$10,021	$—	$31,081
Marketable securities	10,000	6,800	—	—	—	16,800
Accounts receivable, net	9	100,547	—	20,330	—	120,886
Unbilled accounts receivable	—	2,817	—	2,560	—	5,377
Intercompany receivables	17,139	—	8	6,050	(23,197)	—
Deferred costs	—	3,965	—	958	—	4,923
Prepaid expenses	2,951	9,957	—	499	—	13,407
Supplies inventories	—	9,656	—	662	—	10,318
Properties held for sale	—	8,849	—	—	—	8,849
Property, plant and equipment, net	—	156,905	—	23,621	—	180,526
Deferred financing costs	8,935	—	—	15	—	8,950
Goodwill	—	19,032	—	—	—	19,032
Permits and other intangibles, net	—	55,236	—	25,227	—	80,463
Investments in subsidiaries	133,504	44,385	—	91,654	(269,543)	—
Deferred tax asset	—	—	—	676	—	676
Intercompany note receivable	—	99,717	—	3,701	(103,418)	—
Other assets	—	1,560	—	1,854	—	3,414
Total assets	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$4,769	$—	$1,773	$—	$6,542
Accounts payable	—	57,716	—	12,647	—	70,363
Accrued disposal costs	—	1,630	—	1,402	—	3,032
Deferred revenue	—	17,236	—	4,824	—	22,060
Other accrued expenses	8,675	28,890	—	3,489	—	41,054
Income taxes payable	1,078	310	—	914	—	2,302
Intercompany payables	—	23,197	—	—	(23,197)	—
Closure, post-closure and remedial liabilities	—	166,211	—	15,057	—	181,268
Long-term obligations	148,122	—	—	—	—	148,122
Capital lease obligations	—	4,160	—	847	—	5,007
Other long-term liabilities	—	—	—	13,298	—	13,298
Intercompany note payable	3,701	—	—	99,717	(103,418)	—
Accrued pension cost	—	—	—	616	—	616
Total liabilities	161,576	304,119	—	154,584	(126,615)	493,664
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	—	1
Common stock	143	—	—	2,236	(2,236)	143
Additional paid-in capital	62,165	206,787	—	4,049	(210,836)	62,165
Accumulated other comprehensive income	8,667	14,473	—	(1,632)	(12,841)	8,667
Accumulated earnings (deficit)	(59,938)	15,031	8	28,591	(43,630)	(59,938)
Total stockholders’ equity	11,038	236,291	8	33,244	(269,543)	11,038
Total liabilities and stockholders’ equity	$172,614	$540,410	$8	$187,828	$(396,158)	$504,702

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the consolidating statement of operations for the year ended December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$596,227	$129,775	$(14,832)	$711,170
Cost of revenues (exclusive of items shown separately below)	—	438,648	88,766	(14,832)	512,582
Selling, general and administrative expenses	(1,359)	87,533	22,138	—	108,312
Accretion of environmental liabilities	—	9,591	793	—	10,384
Depreciation and amortization	—	24,319	4,314	—	28,633
Income from operations	1,359	36,136	13,764	—	51,259
Other income (expense)	565	71	(25)	—	611
Equity in earnings of subsidiaries	48,595	13,040	—	(61,635)	—
Intercompany dividend income (expense)	—	—	11,301	(11,301)	—
Intercompany interest income (expense)	—	10,901	(10,901)	—	—
Interest income (expense), net	(23,394)	403	237	—	(22,754)
Income before provision for income taxes	27,125	60,551	14,376	(72,936)	29,116
Provision for income taxes	1,504	842	1,149	—	3,495
Net income	$25,621	$59,709	$13,227	$(72,936)	$25,621

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the consolidating statement of operations for the year ended December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$530,124	$61	$129,056	$(16,022)	$643,219
Cost of revenues (exclusive of items shown separately below)	—	395,727	12	85,072	(15,973)	464,838
Selling, general and administrative expenses	35	82,980	43	21,500	(49)	104,509
Accretion of environmental liabilities	—	9,702	—	692	—	10,394
Depreciation and amortization	—	21,086	—	3,008	—	24,094
Income (loss) from operations	(35)	20,629	6	18,784	—	39,384
Other income (expense)	(1,590)	245	—	—	—	(1,345)
Equity in earnings of subsidiaries	35,761	7,843	—	—	(43,604)	—
(Loss) on refinancing	(7,099)	—	—	—	—	(7,099)
Intercompany dividend income (expense)	—	—	—	5,411	(5,411)	—
Intercompany interest income (expense)	—	5,223	—	(5,223)	—	—
Interest income (expense), net	(23,475)	1,478	—	(300)	—	(22,297)
Income before provision for income taxes	3,562	35,418	6	18,672	(49,015)	8,643
Provision for income taxes	962	42	—	5,039	—	6,043
Net income	$2,600	$35,376	$6	$13,633	$(49,015)	$2,600

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the consolidating statement of operations for the year ended December 31, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$509,266	$50	$116,393	$(14,740)	$610,969
Cost of revenues (exclusive of items shown separately below)	—	393,334	8	74,804	(14,685)	453,461
Selling, general and administrative expenses	314	86,852	54	21,265	(55)	108,430
Accretion of environmental liabilities	—	10,558	—	556	—	11,114
Depreciation and amortization	—	22,401	—	4,081	—	26,482
Restructuring	—	(124)	—	—	—	(124)
Income from operations	(314)	(3,755)	(12)	15,687	—	11,606
Other expense	(94)	—	—	—	—	(94)
Equity in earnings of subsidiaries	4,982	—	—	—	(4,982)	—
Interest (expense), net	(22,167)	(1,301)	—	(256)	—	(23,724)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(17,593)	(5,056)	(12)	15,431	(4,982)	(12,212)
Provision for (benefit from) income taxes	7	182	(4)	5,137	—	5,322
Income (loss) before cumulative effect of change in accounting principle	(17,600)	(5,238)	(8)	10,294	(4,982)	(17,534)
Cumulative effect of change in accounting principle, net of tax	—	169	—	(103)	—	66
Net income (loss)	$(17,600)	$(5,407)	$(8)	$10,397	$(4,982)	$(17,600)

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(26,524)	$108,092	$9,734	$(61,635)	$29,667
Cash flows from investing activities:
Additions to property, plant and equipment	—	(16,076)	(3,379)	—	(19,455)
Cost of restricted investments purchased	(3,469)	—	—	—	(3,469)
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—	—
Proceeds from insurance claim	3,500	—	—	—	3,500
Sales of marketable securities	10,000	6,800	—	—	16,800
Proceeds from sales of fixed assets	—	977	10	—	987
Increase in permits	—	(1,864)	(8)	—	(1,872)
Investment in subsidiaries	(48,595)	(13,040)	—	61,635	—
Net cash provided by (used in) investing activities	(38,564)	(12,938)	(13,642)	61,635	(3,509)
Cash flows from financing activities:
Change in uncashed checks	—	1,633	(198)	—	1,435
Proceeds from exercise of stock options	4,470	—	—	—	4,470
Proceeds from exercise of warrants	12,474	—	—	—	12,474
Proceeds from issuance of common stock	60,224	—	—	—	60,224
Dividend payments on preferred stock	(279)	—	—	—	(279)
Deferred financing costs incurred	(2,055)	—	—	—	(2,055)
Proceeds from employee stock purchase plan	569	—	—	—	569
Payments on capital leases	—	(1,600)	(215)	—	(1,815)
Dividend (paid) received	—	(5,522)	5,522	—	—
Net cash provided by (used in) financing activities	75,403	(5,489)	5,109	—	75,023
Increase in cash and cash equivalents	10,315	89,665	1,201	—	101,181
Effect of exchange rate change on cash	—	—	187	—	187
Cash and cash equivalents, beginning of year	76	20,984	10,021	—	31,081
Cash and cash equivalents, end of year	$10,391	$110,649	$11,409	$—	$132,449

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$30,062	$51,040	$(14)	$14,976	$(43,604)	$52,460
Cash flows from investing activities:
Additions to property, plant and equipment	—	(21,017)	—	(5,326)	—	(26,343)
Cost of restricted investments purchased	(4,390)	—	—	—	—	(4,390)
Proceeds from sales of restricted investments	93,207	—	—	—	—	93,207
Purchases of marketable securities	(80,925)	(9,800)	—	—	—	(90,725)
Sales of marketable securities	70,925	3,000	—	—	—	73,925
Proceeds from sales of fixed assets	—	2,184	—	—	—	2,184
Increase in permits	—	(227)	—	—	—	(227)
Investment in subsidiaries	(35,761)	(7,843)	—	(90,320)	133,924	—
Net cash provided by (used in) investing activities	43,056	(33,703)	—	(95,646)	133,924	47,631
Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	—	—	—	—	(107,209)
Issuance of Senior Secured Notes	148,045	—	—	—	—	148,045
Net repayments under revolving credit facility	(33,492)	—	—	(1,676)	—	(35,168)
Redemption of Series C Preferred Stock	(25,000)	—	—	—	—	(25,000)
Change in uncashed checks	—	(370)	—	789	—	419
Proceeds from exercise of stock options	386	—	—	—	—	386
Dividend payments on preferred stock	(2,187)	—	—	—	—	(2,187)
Deferred financing costs incurred	(10,289)	—	—	—	—	(10,289)
Proceeds from employee stock purchase plan	487	—	—	—	—	487
Payments on capital leases	—	(1,296)	—	(180)	—	(1,476)
Repayment of Subordinated Loans	(40,000)	—	—	—	—	(40,000)
Intercompany note	—	(90,320)	—	90,320	—	—
Issuance of preferred stock	—	90,320	—	—	(90,320)	—
Debt extinguishment payments	(3,420)	—	—	—	—	(3,420)
Cash paid in lieu of warrants	(363)	—	—	—	—	(363)
Net cash provided by (used in) financing activities	(73,042)	(1,666)	—	89,253	(90,320)	(75,775)
Increase (decrease) in cash and cash equivalents	76	15,671	(14)	8,583	—	24,316
Effect of exchange rate change on cash	—	—	—	434	—	434
Cash and cash equivalents, beginning of year	—	5,313	14	1,004	—	6,331
Cash and cash equivalents, end of year	$76	$20,984	$—	$10,021	$—	$31,081

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2003 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non- Guarantor Subsidiary	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$19,279	$6,447	$(8)	$18,121	$(4,982)	$38,857
Cash flows from investing activities:
Acquisition of CSD assets	7,890	—	—	—	—	7,890
Additions to property, plant and equipment	—	(32,186)	—	(2,646)	—	(34,832)
Cost of restricted investments purchased	(34,881)	—	—	—	—	(34,881)
Investment in subsidiaries	(4,982)	—	—	—	4,982	—
Proceeds from sales of restricted investments	6,317	256	—	—	—	6,573
Proceeds from sales of fixed assets	—	2,239	—	13	—	2,252
Net cash provided by (used in) investing activities	(25,656)	(29,691)	—	(2,633)	4,982	(52,998)
Cash flows from financing activities:
Repayments on Senior Loans	(7,791)	—	—	—	—	(7,791)
Net borrowings under revolving credit facility	15,784	—	—	1,666	—	17,450
Intercompany notes	—	24,209	—	(24,209)	—	—
Change in uncashed checks	—	(2,094)	—	782	—	(1,312)
Proceeds from exercise of stock options	520	—	—	—	—	520
Dividend payments on preferred stock	(974)	—	—	—	—	(974)
Deferred financing costs incurred	(1,704)	—	—	(23)	—	(1,727)
Proceeds from employee stock purchase plan	542	—	—	—	—	542
Payments on capital leases	—	(789)	—	(50)	—	(839)
Net cash provided by (used in) financing activities	6,377	21,326	—	(21,834)	—	5,869
Decrease in cash and cash equivalents	—	(1,918)	(8)	(6,346)	—	(8,272)
Effect of exchange rate change on cash	—	—	—	921	—	921
Cash and cash equivalents, beginning of year	—	7,231	22	6,429	—	13,682
Cash and cash equivalents, end of year	$—	$5,313	$14	$1,004	$—	$6,331

(25)   SUBSEQUENT EVENT

On January 12, 2006, the Company used the net proceeds from a public offering (see Note 20 “Stockholders’ Equity”), together with a portion of the $12.5 million of proceeds which the Company received in October 2005 from exercise of previously outstanding common stock purchase warrants, to redeem $52.5 million principal of Senior Secured Notes. (See Note 8, “Financing Arrangements”). The Company will record a loss in connection with such redemption of $8.3 million, consisting of a prepayment penalty of $5.9 million and a write-off of deferred financing fees and unamortized discount totaling $2.4 million.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2005

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions (Deductions) Charged to (from) Operating Expense	Deductions from Reserves (a)	Balance End of Period
2003	$2,388	$2,439	$1,255	$3,572
2004	$3,572	$1,232	$1,081	$3,723
2005	$3,723	$(105)	$1,199	$2,419

(a)           Amounts deemed uncollectible, net of recoveries.

Sales Allowance	Balance Beginning of Period	Increase (Decrease) in Sales Allowance	Balance End of Period
2003	$1,724	$(348)	$1,376
2004	$1,376	$226	$1,602
2005	$1,602	$1,243	$2,845

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control-Integrated Framework.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Braintree, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Clean Harbors, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2006

ITEM 9B.         OTHER INFORMATION

Not applicable.

PART III

Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant’s equity compensation plans, the information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Commission by April 30, 2006.

For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders, the following table includes information as of December 31, 2005 regarding shares of common stock authorized for issuance under the Company’s equity compensation plans. The Company’s stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	858,495	$10.82	816,581

(1)          Includes: (i) the Company’s 1987 Equity Incentive Plan (the “1987 Plan”) which expired in 1997, but under which there were outstanding on December 31, 2005, options for an aggregate of 3,750 shares; (ii) the Company’s 1992 Equity Incentive Plan (the “1992 Plan”) which expired in 2002, but under which there were outstanding on December 31, 2005, options for an aggregate of 147,355 shares; and (iii) the Company’s 2000 Equity Incentive Plan under which there were on December 31, 2005, outstanding options for an aggregate of 707,390 shares and restricted stock awards for 37,950 shares, and 816,581 shares were available for grant of future options or restricted stock awards.

In addition, the Company has an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company’s employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2005, there were 591,410 shares reserved for future issuance under the ESSP.

Note 21, “Employee Benefit Plans,” to the financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this report presents further information about the plans summarized above.

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

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)

3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(6)
3.4B	Amended and Restated By-Laws of Clean Harbors, Inc.	(7)
4.28B

Amended and Restated Loan and Security Agreement dated June 30, 2004, and amended and restated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto

		(8)
4.28C	Revolving Term Note dated December 1, 2005 executed by Clean Harbors, Inc.	(8)
4.29A	Amended and Restated Security Agreement dated as of June 30, 2004 and amended and restated as of December 1, 2005, among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc. in favor of Credit Suisse, as collateral agent (and as administrative agent under the LC Facility (as defined therein), for the benefit of the Secured Creditors (as defined therein), and acknowledged and agreed to by U.S. Bank National Association, solely in its capacity as trustee under the Senior Second Lien Notes Indenture (as defined therein) and not individually	(8)
4.32	Indenture dated as of June 30, 2004 by and among Clean Harbors, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee	(9)
10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(10)
10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(10)
10.38	Clean Harbors, Inc. 1992 Equity Incentive Plan	(11)
10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(12)
10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(13)
10.42	Clean Harbors, Inc. 2000 Stock Incentive Plan	(14)
10.42A	Standard form of Non-Qualified Stock Option Agreement for employees	(15)
10.42B	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers	(15)
10.42C	Form of Non-Qualified Stock Option Agreement for non-employee directors	(15)
10.42D	First Amendment to Clean Harbors, Inc. 2000 Stock Incentive Plan	(16)
10.42E	Form of Restricted Stock Award Agreement	Filed herewith
10.43	Key Employee Retention Plan	(17)

10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.48	Form of Common Stock Purchase Warrant expiring September 10, 2009	(9)
10.49	Investors Rights Agreement among Clean Harbors, Inc. and the initial holders of Common Stock Purchase Warrants expiring September 10, 2009, dated as of June 30, 2004	(15)
10.50	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(18)
21	Subsidiaries	Filed herewith
23	Consents of Independent Accountants	Filed herewith
24	Power of Attorney for John D. Barr, John P. DeVillars, Daniel J. McCarthy, John T. Preston, Andrea Robertson, Thomas J. Shields and Lorne R. Waxlax	Filed herewith
31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith

(1)          Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report dated February 22, 2002.

(2)          Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year ended December 31, 2001.

(3)          Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)          Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report dated September 10, 2002.

(5)          Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)          Incorporated by reference to the similarly numbered exhibit to the Company’s Form S-8 Report dated May 18, 2005.

(7)          Incorporated by reference to the similarly numbered  exhibit to the Company’s Form 8-K Report dated April 4, 2005.

(8)          Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report dated December 1, 2005.

(9)          Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2004.

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

(14)   Incorporated by reference to the Company’s definitive Proxy Statement filed on April 28, 2000.

(15)   Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-K Annual Report for the Year ended December 31, 2004.

(16)   Incorporated by reference to the similarly numbered exhibit to the Company’s definitive Proxy Statement filed on April 15, 2005.

(17)   Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(18)   Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report dated August 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN S. MCKIM	Chairman of the Board of Directors,	March 16, 2006
Alan S. McKim	President and Chief Executive Officer
/s/ JAMES M. RUTLEDGE	Executive Vice President, Chief	March 16, 2006
James M. Rutledge	Financial and Accounting Officer
*	Director	March 16, 2006
John D. Barr
*	Director	March 16, 2006
John P. Devillars
*	Director	March 16, 2006
Daniel J. McCarthy
*	Director	March 16, 2006
John T. Preston
*	Director	March 16, 2006
Andrea Robertson
*	Director	March 16, 2006
Thomas J. Shields
*	Director	March 16, 2006
Lorne R. Waxlax

By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact