Form 10-Q
period 2006-03-31
CLEAN HARBORS INC
filed 2006-05-10
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM ______ TO ______

Commission File Number 0-16379

CLEAN HARBORS, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2997780
(State of Incorporation)	(IRS Employer Identification No.)

1501 Washington Street, Braintree, MA	02184-7535
(Address of Principal Executive Offices)	(Zip Code)

(781) 849-1800, ext. 4454

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.):

Large accelerated filer  ☐                  Accelerated filer  ☒                  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	19,511,971
(Class)	(Outstanding at May 8, 2006)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Page No.
ITEM 1: Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Consolidated Statements of Stockholders’ Equity	6
Notes to Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	60

ITEM 4: Controls and Procedures	60

PART II: OTHER INFORMATION
62
Items No. 1 through 6	63
Signatures

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$34,129	$132,449
Restricted cash	—	3,469
Marketable securities	43,500	—
Accounts receivable, net of allowance for doubtful accounts of $2,085 and $2,419, respectively	134,021	147,659
Unbilled accounts receivable	7,763	7,049
Deferred costs	5,025	4,937
Prepaid expenses	7,246	6,411
Supplies inventories	12,690	12,723
Deferred tax assets	219	219
Income taxes receivable	643	1,462
Properties held for sale	7,888	7,670
Total current assets	253,124	324,048
Property, plant and equipment:
Land	14,654	14,677
Asset retirement costs (non-landfill)	1,218	1,032
Landfill assets	10,989	7,599
Buildings and improvements	95,910	95,443
Vehicles	16,214	15,478
Equipment	202,754	199,373
Furniture and fixtures	2,152	2,152
Construction in progress	11,859	9,535
	355,750	345,289
Less—accumulated depreciation and amortization	172,655	166,765
	183,095	178,524
Other assets:
Deferred financing costs	7,448	9,508
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated amortization of $29,208 and $27,954, respectively	76,519	77,803
Deferred tax assets	759	1,715
Other	2,994	3,734
	106,752	111,792
Total assets	$542,971	$614,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Current liabilities:
Uncashed checks	$7,795	$7,982
Current portion of long-term debt	—	52,500
Current portion of capital lease obligations	1,747	1,893
Accounts payable	61,472	71,372
Accrued disposal costs	3,328	3,109
Deferred revenue	22,151	21,784
Other accrued expenses	38,687	49,779
Current portion of closure, post-closure and remedial liabilities	13,126	10,817
Income taxes payable	2,612	4,458
Total current liabilities	150,918	223,694
Other liabilities:
Closure and post-closure liabilities, less current portion of $3,717 and $2,894, respectively	20,501	20,728
Remedial liabilities, less current portion of $9,409 and $7,923, respectively	136,870	139,144
Long-term obligations, less current maturities	96,412	95,790
Capital lease obligations, less current portion	3,623	4,108
Other long-term liabilities	14,637	14,417
Accrued pension cost	725	825
Total other liabilities	272,768	275,012

Stockholders’ equity:
Preferred stock, $.01 par value:
Series B convertible preferred stock; authorized 154,416 shares; issued and outstanding 69,000 shares (liquidation preference of $3.5 million)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 19,453,425 and 19,352,878 shares, respectively	194	194
Additional paid-in capital	141,174	141,079
Accumulated other comprehensive income	9,428	9,745
Restricted stock unearned compensation	—	(1,044)
Accumulated deficit	(31,512)	(34,317)
Total stockholders’ equity	119,285	115,658
Total liabilities and stockholders’ equity	$542,971	$614,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues	$184,495	$164,966
Cost of revenues (exclusive of items shown separately below)	131,358	120,547
Selling, general and administrative expenses (including stock-based compensation costs of $557 and $0, respectively)	28,355	24,361
Accretion of environmental liabilities	2,510	2,634
Depreciation and amortization	7,279	7,209
Income from operations	14,993	10,215
Other income (expense)	(30)	619
Loss on early extinguishment of debt	(8,290)	—
Interest (expense), net of interest income of $769 and $223, respectively	(3,173)	(5,961)
Income before provision for income taxes	3,500	4,873
Provision for income taxes	695	32
Net income	2,805	4,841
Dividends on Series B Preferred Stock	69	70
Net income attributable to common stockholders	$2,736	$4,771

Earnings per share:
Basic income attributable to common stockholders	$0.14	$0.33
Diluted income attributable to common stockholders	$0.14	$0.27

Weighted average common shares outstanding	19,390	14,602
Weighted average common shares outstanding plus potentially dilutive common shares	20,509	18,072

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,805	$4,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,279	7,209
Allowance for doubtful accounts	(32)	(273)
Amortization of deferred financing costs	358	368
Accretion of environmental liabilities	2,510	2,634
Changes in environmental estimates	(1,230)	(4,044)
Amortization of debt discount	26	41
Deferred income taxes	965	—
Stock-based compensation	557	—
(Gain) loss on sale of fixed assets and assets held for sale	32	(31)
Write-off of deferred financing costs and debt discount	2,383	—
Foreign currency gain on intercompany transactions	—	(213)
Changes in assets and liabilities:
Accounts receivable	13,691	1,493
Unbilled accounts receivable	(707)	(2,461)
Deferred costs	(87)	556
Prepaid expenses	(835)	(721)
Supplies inventories	34	(440)
Other assets	745	(223)
Accounts payable	(10,756)	245
Environmental expenditures	(1,570)	(1,787)
Deferred revenue	363	(2,497)
Accrued disposal costs	223	64
Other accrued expenses	(11,155)	(1,069)
Income taxes payable, net	(791)	(1,749)
Net cash provided by operating activities	4,808	1,943
Cash flows from investing activities:
Additions to property, plant and equipment	(10,218)	(3,186)
Cost to obtain or renew permits	—	(768)
Sales of marketable securities	—	16,800
Proceeds from sales of fixed assets and assets held for sale	366	326
Proceeds from sales of restricted investments	3,470	—
Purchase of available-for-sale securities	(43,500)	—
Net cash (used in) provided by investing activities	(49,882)	13,172
Cash flows from financing activities:
Change in uncashed checks	(197)	(938)
Proceeds from exercise of stock options	425	1,391
Excess tax benefit of stock-based compensation	53	—
Deferred financing costs incurred	(85)	(86)
Proceeds from employee stock purchase plan	179	127
Dividend payments on preferred stock	(69)	(70)
Payments on capital leases	(737)	(477)
Principal payments on debt	(52,500)	—
Net cash (used in) financing activities	(52,931)	(53)
(Decrease) increase in cash and cash equivalents	(98,005)	15,062
Effect of exchange rate change on cash	(315)	(109)
Cash and cash equivalents, beginning of period	132,449	31,081
Cash and cash equivalents, end of period	$34,129	$46,034
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$8,865	$10,696
Income taxes paid	568	1,158
Non-cash investing and financing activities:

Property, plant and equipment accrued	$854	$189
New capital lease obligations	107	1,068

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(in thousands)

	Series B Preferred Stock		Common Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Restricted Stock Unearned Compensation	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31, 2005	69	$1	19,353	$194	$141,079		$9,745	$(1,044)	$(34,317)	$115,658
Net income	—	—	—	—	—	$2,805	—	—	2,805	2,805
Foreign currency translation	—	—	—	—	—	(317)	(317)	—	—	(317)
Comprehensive income	—	—	—	—	—	$2,488	—	—	—	—
Other	—	—	—	—	(6)		—	—	—	(6)
Series B preferred stock dividends	—	—	—	—	(69)		—	—	—	(69)
Stock-based compensation	—	—	38	—	557		—	—	—	557
Unearned compensation	—	—	—	—	(1,044)		—	1,044	—	—
Exercise of stock options, including tax benefit of $53	—	—	55	—	478		—	—	—	478
Employee stock purchase plan	—	—	7	—	179		—	—	—	179
Balance at March 31, 2006	69	$1	19,453	$194	$141,174		$9,428	$—	$(31,512)	$119,285

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Certain reclassifications have been made in the prior period’s Consolidated Financial Statements to conform to the presentation for the period ended March 31, 2006.

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

The Company provides a wide range of environmental services through two major segments: Technical Services and Site Services. Technical Services involve: (i) services for collection, transportation and logistics management; (ii) services for the categorizing, packaging and removal of laboratory chemicals (CleanPack®); and (iii) services related to the treatment and disposal of hazardous wastes. Site Services involve a wide range of services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. Revenues for all services with the exception of services for the treatment and disposal of hazardous waste are recorded as services are rendered. Revenues for disposing of hazardous waste are recognized upon completion of wastewater treatment, landfill or incineration of the waste at a Company-owned site or when the waste is shipped to a third party for processing and disposal. Revenues from waste that is not yet completely processed and the related costs are deferred until services are completed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

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

(e) Earnings per Share (“EPS”)

Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period unless their inclusion would be anti-dilutive.

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

(h) Marketable Securities

As of March 31, 2006, the Company held $43.5 million in marketable securities, which consist primarily of readily marketable auction bond securities and which are held for working capital purposes. Accordingly, the Company has classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax reported as a component of stockholders’ equity. For the quarter ended March 31, 2006, the Company had no unrealized gain or loss on these securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date.

(i) Supplies Inventories

Parts and supplies inventories consist primarily of supplies and repair parts, which are stated at the lower of cost or market. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.

(j) Property, Plant and Equipment

Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially developed landfill sites, which are included in landfill assets. Interest in the amount of $11 thousand was capitalized to landfill assets for the three-month period ended March 31, 2006 as compared to zero capitalized interest for the comparable period of 2005. Depreciation and amortization expense was $6.0 million for the three months ended March 31, 2006.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that an impairment in the carrying value of long-lived assets be recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For the three-month periods ended March 31, 2006 and 2005, the Company recorded no impairment charge related to long-lived assets.

Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill and deep injection well assets, which are depreciated on a units-of-consumption basis. Leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the asset.

The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Capitalized software	5 years
Buildings and building improvements	Shorter of remaining life or 35 years
Land improvements	5 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicles	3-10 years
Equipment	3-8 years
Furniture and fixtures	5-8 years

Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in other income (expense).

(k) Intangible Assets

Goodwill, permits and customer profile database are stated at cost. Permits are amortized over periods ranging from 5 to 30 years. Permits relating to landfills are amortized on a consumption unit basis. All other permits are amortized on a straight line basis. Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. Amortization expense was $1.3 million for the three months ended March 31, 2006.

The customer profile database is amortized over five years. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that ratable amortization be replaced with periodic tests of the carrying value of goodwill. The Company recorded no amortization related to goodwill for the three-month periods ended March 31, 2006 and 2005.

(l) Operating Leases

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

(m) Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt instrument. Amortization expense is included in interest expense in the statements of operations.

(n) Closure and Post-closure Liabilities

Closure and post-closure costs incurred are increased for inflation (2.17% and 2.16% for closure and post-closure liabilities incurred in the three-month periods ended March 31, 2006 and 2005, respectively). The Company uses an inflation rate published by the U.S. Department of Labor Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at the Company’s credit-adjusted risk-free interest rate (9.25% and 10.25% for closure and post-closure liabilities incurred in the three-month periods ended March 31, 2006 and 2005, respectively). For the asset retirement obligations incurred in the three-month periods ended March 31, 2006 and 2005 the Company estimated its credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of its 11.25% Senior Secured Notes then outstanding by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30 year U.S. Treasury Bond. Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Prior to the adoption of SFAS No. 143, the Company accrued the cost of financial assurance relating to both landfill and non-landfill closure and to both landfill and non-landfill post-closure care, as required, under SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 143, financial assurance is no longer included as a component of closure or post-closure costs. SFAS No. 143 requires the cost of financial assurance to be expensed as incurred, and SFAS No. 143 requires the cost of financial assurance to be considered in the determination of the credit-adjusted risk-free interest rate. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of March 31, 2006, there were four unpermitted expansions included in the Company’s landfill accounting model, which represented 36.1% of the Company’s remaining airspace at that date. Of these expansions, three do not represent exceptions to the Company’s established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because the Company determined that the airspace was highly probable even though the permit application was not submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. Had the Company not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the three-month periods ended March 31, 2006 and 2005 would have been higher by $163 thousand and $135 thousand, respectively.

The following table presents the change in remaining highly probable airspace from December 31, 2005 through March 31, 2006 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2005	29,001
Consumed during three months ended March 31, 2006	(174)
Remaining capacity at March 31, 2006	28,827

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

(o) Remedial Liabilities

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

Discounting of Remedial Liabilities

Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. The Company’s experience has been that the timing of the payments is not usually estimable so, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, the Company recorded the remedial liabilities assumed as part of the acquisition of the CSD assets at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounting the payment to its present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

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

Claims for Recovery

The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At March 31, 2006 and December 31, 2005, the Company had recorded no such claims.

(p) Other Comprehensive Income

At March 31, 2006, the components of other comprehensive income (loss) reflected in the Consolidated Statements of Stockholders’ Equity were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Cumulative translation adjustment of foreign currency statements	$(317)	$(417)

(q) Foreign Currency

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

(r) Letters of Credit

The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of March 31, 2006 and December 31, 2005, the Company had outstanding letters of credit amounting to $88.9 million and $89.2 million, respectively.

(s) Use of Estimates

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

(t) Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions in their financial statements. That cost is measured based upon the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 will be recognized as compensation cost over the remaining requisite service period. The results of operations of prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for periods prior to the date of adoption to illustrate the effect on net income and earning per share of applying the fair value recognition provisions of SFAS No. 123. See Note 13, “Stock-Based Compensation,” for further detail.

(u) Reclassifications

Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the 2006 presentation.

(v) New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Periods.” However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

(3) MARKETABLE SECURITIES

As of March 31, 2006, the Company held $43.5 million in marketable securities, which consisted primarily of auction bond securities readily marketable and which were held for working capital purposes. Accordingly, the Company classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax reported as a component of stockholders’ equity. For the quarter ended March 31, 2006, the Company had no unrealized gain or loss on these securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date.

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

The following table presents the changes in properties held for sale for the three-month period ended March 31, 2006 (in thousands):

Balance at beginning of period	$7,670
Transfers to properties held for sale	632
Assets sold	(385)
Adjustments in estimated carrying value	(29)
Balance at end of period	$7,888

During the three-month period ended March 31, 2006, the Company sold one of the properties for $0.3 million, net of selling costs. The sale resulted in a $39 thousand loss, which is included in other income (expense).

(5) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2006	December 31, 2005
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (7.75% and 5.5%, respectively, at March 31, 2006), depending on the currency of the underlying loan, or the Eurodollar rate (4.83% at March 31, 2006) plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	97,500	150,000
	97,500	150,000
Less unamortized issue discount	1,088	1,710
Less obligations classified as current	—	52,500
Long-term obligations	$96,412	$95,790

On March 31, 2006, the Company had outstanding $97.5 million of eight-year Senior Secured Notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”), and a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”).

On January 12, 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date.

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

The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

Senior Secured Notes. The Senior Secured Notes were issued under an Indenture dated June 30, 2004 (the “Indenture”). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. The $150.0 million original principal amount of the Senior Secured Notes was issued at a $2.0 million discount that resulted in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15, commencing on January 15, 2005.

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

The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase its first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities of the Company. Excess Cash Flow for the nine months ended March 31, 2006 was $25.1 million.

Revolving Facility. The Revolving Facility allows the Company to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for the Company and its U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for the Company’s Canadian subsidiaries and (ii) a line for the Company’s Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at the Company’s request up to $50.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings available under the Revolving Facility. At March 31, 2006, the Company had no borrowings and $38.9 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $31.1 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan) or the Eurodollar rate plus 1.50%. The Company is required to pay monthly Letter of Credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

Under the Amended Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.50 to 1.0 for the quarter ended March 31, 2006. The maximum Leverage Ratio then reduces to no more than 2.45 to 1.0 and 2.40 to 1.0 for the quarterly periods ending June 30, 2006 and September 30, 2006 through December 31, 2006, respectively. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the quarters ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the quarterly periods ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. For the quarter ended March 31, 2006, the Leverage Ratio was 0.87 to 1.0.

The Company is also required under the Amended Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.75 to 1.0 for the quarter ended March 31, 2006. The minimum Interest Coverage Ratio then increases to not less than 2.80 to 1.0 for the quarterly periods ending June 30, 2006 and September 30, 2006, to not less than 2.85 to 1.0 for the quarterly periods ending December 31, 2006 through December 31, 2007, and to not less than 3.00 to 1.0 for each succeeding quarter. The Interest Coverage Ratio is defined as the ratio of the Company’s Consolidated EBITDA to its consolidated interest expense for the latest four-quarter period. For the quarter ended March 31, 2006, the Interest Coverage Ratio was 4.82 to 1.0.

The Company is also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period if, at the end of such four-quarter period, the Company has greater than $5.0 million of loans outstanding under the revolving credit facility. At March 31, 2006, the Company had no loans outstanding under the revolving credit facility; and therefore the Company was not then required to comply with the fixed charge ratio covenant.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse (the “LC Facility Issuing Bank”) will issue up to $50.0 million of letters of credit at the Company’s request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its U.S. subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, the Company was required to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. The Company is also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At March 31, 2006, letters of credit outstanding under the Synthetic LC facility were $50.0 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

(6) LEGAL PROCEEDINGS

The Company’s waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by us and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At March 31, 2006, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and/or from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets for two reasons as described below. As of March 31, 2006, the Company had reserves of $34.5 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. At December 31, 2005, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.5 million greater than such $34.5 million. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to it. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 8, “Remedial Liabilities.” During the first quarter of 2006 legal reserves included in environmental liabilities were increased by $0.2 million.

The first reason for the Company becoming subject to certain legal proceedings which are now either pending or threatened in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the “CSD Canadian Subsidiaries”) formerly owned by the Sellers (which subsidiaries were not part of the Sellers’ bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the Canadian Subsidiaries were then and are now involved. The second reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that it would indemnify the Sellers against certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers’ share of certain cleanup costs payable to governmental entities under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund Act”) or analogous state Superfund laws. As described below, the Company and the Sellers are not in complete agreement at this time as to the scope of the Company’s indemnity obligations under the Sale Order and the Acquisition Agreement with respect to certain Superfund liabilities of the Sellers.

The principal legal proceedings which are now either pending or threatened related to the Company’s acquisition of the CSD assets are as follows. While, as described below, the Company has established reserves for certain of these matters, there can be no guarantee that any ultimate liability the Company may incur for any of these matters will not exceed (or be less than) the amount of the current reserves or that it will not incur other material expenditures.

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

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to vigorously review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company now anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At March 31, 2006, the Company had accrued $11.0 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings. There was no change in this liability during the first quarter of 2006.

Indemnification of Certain CSD Superfund Liabilities. The Company’s agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to: (i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings; (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes; and (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties (“PRPs”). As described below, there are also five other Superfund sites owned by third parties where the Sellers have been named as PRPs or potential PRPs and for which the Sellers have sent demands for indemnity to the Company since the Closing Date. In the case of the two properties referenced above which were included in the CSD assets, the Company is potentially directly liable for cleanup costs under applicable environmental laws because of its ownership and operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third party sites referenced above, the Company does not have direct liability for cleanup costs but may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers’ share of such cleanup costs which are payable to governmental entities.

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

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At March 31, 2006, the Company had accrued $13.6 million of reserves relating to potential cleanup costs for the Marine Shale facility and the Recycling Park, Inc. site. There was no material change in this liability during the first quarter of 2006.

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

Third Party Superfund Sites. Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following two paragraphs. Of the remaining Listed Third Party Sites, the Company on behalf of the Sellers are contesting with the governmental entities and PRP groups involved liability at two sites, have settled the Sellers’ liability at two sites, and plan to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to the 35 Listed Third Party Sites, the Company had reserves of $17.8 million at March 31, 2006. There was no material change in this liability during the first quarter of 2006.

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

In November 2003, certain of those PRPs made a demand directly on the Company for the Sellers’ share of the cleanup costs incurred by the PRPs with respect to the Helen Kramer Landfill Site. However, at a hearing in the Bankruptcy Court on January 6, 2004 on a motion by those PRPs seeking an order that the Company was liable to such PRPs under the terms of the Sale Order, the Bankruptcy Court declined to hear the motion on the ground that those PRPs (which are not governmental entities) have no right to seek direct payment from the Company for any portion of the cleanup costs which they have incurred in connection with that site. The Company’s legal position is that when the Sellers’ plan of reorganization became effective in December 2003, the Sellers likely were discharged from their obligations to those PRPs for that site. The Sellers have never made an indemnity request upon the Company for any obligations relating to that site. The PRPs indicated their intention to pursue additional recourse against the Company, but the Company filed in February 2005 a complaint with the Bankruptcy Court seeking declaratory relief that the injunction in the Sale Order is operative against those PRPs’ efforts to proceed directly against the Company and seeking sanctions against those PRPs for violating that injunction. In April 2005, the Company’s general counsel advised the Company that its exposure to liability for the Sellers’ obligations with respect to the Helen Kramer Landfill Site was no longer “probable,” and the Company therefore reversed a $1.9 million reserve which it had established with respect to those potential liabilities in connection with its acquisition of the CSD assets. The reversal of the $1.9 million reserve was recorded to selling, general and administrative expenses. In October 2005, the Bankruptcy Court granted the PRPs’ motion to dismiss the count of the Company’s complaint seeking sanctions against them for contempt, but the remaining counts of the Company’s complaint seeking declaratory relief remain to be resolved. In November 2005, the PRPs filed a counterclaim for declaratory relief that the Company is liable to them for the Seller’s obligations to them. On March 22, 2006, the PRPs moved for summary judgment on all counts. The Company filed an opposition to that motion on May 5, 2006.

By letters to the Company dated between September 2004 and May 2006, the Sellers identified, in addition to the 35 Listed Third Party Sites, five additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such five additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any), which the Sellers may incur in connection with such additional sites. The Company intends to assist the Sellers in providing information now in the Company’s possession with respect to such five additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those five additional sites, the Company may have some liability independently of the Sellers’ involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site.

Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those five additional sites that are both probable and estimable at this time, and the Company therefore has not established any reserves for any potential liabilities of the Sellers in connection therewith. It is expressly the Company’s legal position that it is not liable at any of the five sites for any and/or all of the Sellers’ liabilities. In any event, at one site the potential liability of the Seller(s) is de minimis and a settlement has already been offered to the Seller(s) to that effect, and at one site the Company believes that the Seller(s) shipped no wastes or substances into the site and therefore the Seller(s) have no liability. For the other three sites, the Company cannot estimate the amount of the Sellers’ liabilities, if any, at this time, and irrespective of whatever liability the Sellers may or may not have, the Company reaffirms its position that the Company does not have any liability for the Sellers at any of the five sites including these three particular sites.

Other Legal Proceedings Related to CSD Assets

Plaquemine, Louisiana Facility. In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs which are represented by the same law firm have filed four lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC (“CH Plaquemine”), one of the Company’s subsidiaries, acquired as part of the CSD assets. The first such lawsuit was filed in December 2003 in the 18th Judicial District Court in Iberville Parish, Louisiana, against CH Plaquemine under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” at the facility, which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that CH Plaquemine’s former facility manager made false representations and failed to disclose material information to the regulators about the facility after CH Plaquemine acquired it in September 2002. The plaintiffs seek an order declaring the facility to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties of $27,500 per violation per day from and after November 17, 2003, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees. On January 14, 2005, the state district court judge granted the plaintiffs’ petition for a preliminary (or temporary) injunction restraining the subsidiary from disposing of hazardous waste in the injection well. On January 18, 2005 (the next day the court was again open for business) CH Plaquemine filed a motion seeking to stay the preliminary injunction, which the same judge granted. The legal effect of the stay order was to allow the facility to continue normal business operations and to continue injecting hazardous waste, pending an appeal. In accordance with the stay order that was granted in favor of the subsidiary, CH Plaquemine has appealed the court’s initial ruling granting the preliminary (or temporary) injunction to the Louisiana First Circuit Court of Appeal in Baton Rouge, and that appeal is presently pending.

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

In April 2006, the same plaintiff’s lawyers who filed the three lawsuits described immediately above notified the Company of a lawsuit originally filed in June 2004 by Claude I. Duncan, on his own behalf and on behalf of the United States of America, against a number of defendants, including the Company, alleging violations of the Federal False Claims Act. The action is based almost entirely on the same environmental law violations concerning the Plaquemine facility which are alleged in the three lawsuits described above. In accordance with the False Claims Act, Mr. Duncan originally filed his lawsuit under seal in order to afford the federal government time to decide whether it wanted to intervene in the action. In April 2006, the federal government gave the plaintiffs notice of its intent not to intervene, at which time the court unsealed a portion of the records and made the action public. The Company has just been served with process in this lawsuit.

The Company believes that all four of these lawsuits are without merit, and is vigorously defending against the claims made. The Company further believes that, since its acquisition by CH Plaquemine, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the “new area of concern” complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs’ claims relate to actions or omissions allegedly taken or caused prior to September 2002 by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. As of April 20, 2006, the Company had incurred legal expenses in connection with defending against the first three of these lawsuits that satisfied the $1.0 million deductible on the Company’s environmental impairment liability insurance applicable to the Plaquemine facility. Because the Company believes the claims against CH Plaquemine, CHI and CHESI in the four lawsuits are without merit and that the Company has adequate insurance to cover any future liabilities associated with such lawsuits, the Company does not now maintain any reserves associated with the four Plaquemine lawsuits. The Company has previously established and maintains a separate reserve for the ongoing corrective actions at the Plaquemine facility (which is included within the Company’s reserves for remedial liabilities for its properties described in Note 8), and has increased the amount of this separate reserve to cover the costs of additional sampling and analytical testing being conducted in the vicinity of the “new area of concern.”

Deer Trail, Colorado Facility. On December 21, 2005, the Colorado Department of Public Health and Environment (“CDPHE”) granted to Clean Harbors Deer Trail, LLC (“CH Deer Trail”) a radioactive materials license (“RAD license”) to accept certain low level radioactive materials known as NORM/TENORM wastes for disposal at the CH Deer Trail facility in accordance with the license’s terms. On or about January 20, 2006, Adams County Colorado, the county where the CH Deer Trail facility is located, filed Complaints in the Adams County District Court and the Denver County District Court against CDPHE seeking to vacate the CDPHE’s grant of the license to CH Deer Trail. On or about February 8, 2006, the Colorado Attorney General representing CDPHE filed motions with both courts petitioning the courts to dismiss the County’s complaints on various procedural grounds. On April 5, 2006, attorneys for CH Deer Trail filed motions to intervene in both actions to protect the Company’s interest. Both the County and the State of Colorado agreed to CH Deer Trail’s motion to intervene.

On or about April 20, 2006, the Company was notified that it had been awarded a contract by the municipality of Canon City Water Treatment Plant to dispose of certain quantities of NORM/TENORM material at the CH Deer Trail facility in accordance with its RAD license. CH Deer Trail notified the State of Colorado that it had received the aforementioned contract and intended to proceed with the project and further requested confirmation that the RAD license issued by CDPHE was valid and in effect during the pendency of the two cases in the above referenced courts. By letter on April 20, 2006, CDPHE notified both the municipality of Canon City and CH Deer Trail that the license was valid and in effect. On April 21, 2006 the Colorado Attorney General notified the courts and the plaintiff county that Deer Trail would accept the Canon City NORM/TENORM material during the week of April 23, 2006. The plaintiff county objected and for the first time provided notice to the State of Colorado and CH Deer Trail that it had obtained a stay of the RAD license in the Adams County Court on January 20, 2006. No prior notice of such a stay had been served on the State of Colorado or CH Deer Trail. In response thereto, on April 27, 2006, the State of Colorado filed a motion with the Adams County District Court seeking a clarification of the order granting the automatic stay and seeking to narrow the order so as to allow the facility to accept NORM/TENORM materials in accordance with its RAD license.

During the pendency of this motion, CH Deer Trail, with the concurrence of its customer Canon City, Colorado, agreed to delay acceptance of Canon City’s NORM/TENORM materials until a hearing on the matter can be held at the Adams County District Court. No stay of the RAD license was granted by the Denver County District Court. On May 5, 2006, the Denver District Court held a hearing to rule on the motions by the State of Colorado and the Company to dismiss the complaint of the plaintiff county. The Court ruled in favor of the State and the Company and issued an order dismissing the plaintiff county’s complaint.

Legal Proceedings Not Related to CSD Assets

In addition to the legal proceedings relating to the CSD assets, the Company is also involved in certain legal proceedings related to environmental matters which have arisen for other reasons. The principal such legal proceedings include certain Superfund proceedings relating to sites owned by third parties where the Company (or a predecessor) has been named a PRP, and certain regulatory proceedings.

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

As of March 31, 2006, the Company had reserves of $200 thousand for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

EPA Enforcement Action

Kimball, Nebraska Facility. On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Company’s subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project (“SEP”). The Company will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company’s own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company’s subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At March 31, 2006, the Company had accrued $132 thousand for its SEP liability.

State and Provincial Enforcement Actions

Chicago, Illinois Facility. On February 12, 2004, the Company’s subsidiary which owns the Chicago facility was notified by the Illinois Attorney General’s Office that an enforcement action was being initiated against such facility. The enforcement action alleges that the Chicago facility has violated its operating permit, certain Illinois Pollution Control Board regulations, and allegedly applicable provisions of the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”). The Illinois Attorney General’s Office announced that it was seeking $170 thousand in penalties. On April 6, 2006, the Illinois Pollution Control Board issued an Opinion and Order approving the stipulation and proposed settlement between the Company’s subsidiary and the State of Illinois. The settlement requires the Chicago facility to pay a $95 thousand fine and to undertake and complete a Supplemental Environmental Project requiring the installation of equipment upgrades at the facility designed to address and control air emissions from operations, and to modify its permits accordingly. As a result, this matter is resolved and no further disclosures will follow.

Kimball, Nebraska Facility. On October 11, 2005, the Company was notified by the Nebraska Department of Environmental Quality (“NDEQ”) that the Kimball facility owned by Clean Harbors Environmental Services, Inc. had violated terms of its permit by accepting a prohibited waste stream identified as FO27 on three occasions. The NDEQ also noted a second violation related to failure to make a hazardous waste determination concerning certain rinseate wash water. The NDEQ determined that no further corrective action was required on either of these violations; however, the NDEQ did refer the matter to the Nebraska Attorney General for monetary penalties. The Attorney General has proposed settlement at $145 thousand to be evenly split between civil penalties and a supplemental environmental project (SEP). The Company continues to pursue settlement discussions with the Nebraska Attorney General’s Office to resolve the matter.

Bristol, Connecticut Facility. On February 26, 2006, the Company received a proposed Consent Order from the Connecticut Department of Environmental Protection (“CDEP”) for the Clean Harbors of Connecticut, Inc. facility located in Bristol, Connecticut. The CDEP alleged that the facility violated several CDEP operational regulations and permit conditions. The Consent Order includes a schedule for correcting the underlying cause of the alleged violations as well as a payment of a civil penalty of $171 thousand and completion of a Supplemental Environmental Project valued at $48 thousand, for a total of $219 thousand. The Order and the penalty amount continue to be negotiated. There can be no guarantee that the results of those negotiations will result in a settlement or a lower penalty than originally imposed. At March 31, 2006, the Company had accrued $219 thousand related to this Consent Order.

London, Ontario Facility. Clean Harbors Environmental Services, Inc., and one of the Company’s Canadian subsidiaries, Clean Harbors Canada, Inc., received a summons from the Provincial Ministry of Labour alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The matter is pending in the Ontario Court of Justice in London, Ontario. The initial appearance on this matter occurred on November 22, 2004, and in the spring of 2005 the Company filed a pre-trial motion to quash the charges based on the jurisdictional argument that the Provincial Ministry of Labour lacked jurisdiction to lay charges as the jurisdiction to do so rests with the Federal Government under the Canadian Labour Code. In continuing the pre-trial proceedings, the court decided that the Company would file an affidavit in support of the Company’s motion with the Crown in mid-December, 2005 and receive a cross motion from the Crown. The Company expects the hearing on the motions to be held the week of August 14, 2006. The Company has not accrued any liability associated with this matter because any potential liability is not now probable or estimable.

Summons To Respond to Environment Canada. On July 15, 2005 a Summons was received from a Justice of the Peace for the Province of Ontario by the Lambton Facility in Sarnia, Ontario, Canada owned by Clean Harbors Canada, Inc. requiring that subsidiary to appear in the Ontario Court of Justice in Sarnia, Ontario, on September 19, 2005 to answer charges alleging that at various times between January, 2003 and June 2004, the subsidiary failed to provide manifest copies to Environment Canada (“EC”) within three days after the manifest is provided to the first authorized carrier and failure to provide an inspector with outstanding manifests; importation of environmentally hazardous waste without an authorized carrier; and failure to submit notice information to the Minister. Such alleged failures if true, would be contrary to: section 7(o) of the Export and Import of Hazardous Waste Regulations; section 272 (1)(a) of the Canadian Environmental Protection Act, 1999, c-33; paragraph 3(1) of the Environmental Emergency Regulations; section 32 (a) of the Export and Import of Hazardous Waste Regulations; section 30(a) of the Export and Import of Hazardous Wastes Regulations.

On April 28, 2006, the Company’s subsidiary agreed to resolve the matter by acknowledging violation of two counts of the aforementioned regulations. As part of the resolution, the Company’s subsidiary has agreed to contribute $60 thousand (CDN) to two local environmental organizations. On May 3, 2006 the foregoing resolution was accepted by the Court and the balance of the charges were withdrawn.

(7) CLOSURE AND POST-CLOSURE LIABILITIES

Reserves for closure and post-closure obligations are as follows (in thousands):

	March 31, 2006	December 31, 2005
Landfill facilities:
Cell closure	$17,018	$16,507
Facility closure	588	672
Post-closure	777	889
	18,383	18,068
Non-landfill retirement liability:
Facility closure	5,835	5,554
	24,218	23,622
Less obligation classified as current	3,717	2,894
Long-term closure and post-closure liabilities	$20,501	$20,728

All of the landfill facilities included in the table above are active as of March 31, 2006.

Anticipated payments at March 31, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining nine months of 2006	$2,985
2007	4,217
2008	4,688
2009	2,297
2010	8,649
Thereafter	200,151
Undiscounted closure and post-closure liabilities	222,987
Less: Reserves to be provided (including discount of $116.2 million) over remaining site lives	(198,769)
Present value of closure and post-closure liabilities	$24,218

The changes to closure and post-closure liabilities for the three months ended March 31, 2006 are as follows (in thousands):

	December 31, 2005	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	March 31, 2006
Landfill retirement liability	$18,068	$188	$623	$(211)	$(279)	$(1)	$(5)	$18,383
Non-landfill retirement liability	5,554	—	190	19	186	—	(114)	5,835
Total	$23,622	$188	$813	$(192)	$(93)	$(1)	$(119)	$24,218

The following table presents the change in remaining highly probable airspace from December 31, 2005 through March 31, 2006 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2005	29,001
Consumed during three months ended March 31, 2006	(174)
Remaining capacity at March 31, 2006	28,827

New asset retirement obligations incurred in 2006 are being discounted at the credit-adjusted risk-free rate of 9.25% and inflated at a rate of 2.17%.

 (8) REMEDIAL LIABILITIES

Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA or other applicable laws. The Company’s operating subsidiaries’ remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from Company activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that the Company is a potentially responsible party and/or is potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 6, “Legal Proceedings,” Superfund liabilities also include certain Superfund liabilities to governmental entities for which the Company is potentially liable to reimburse the Sellers in connection with the Company’s 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

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

The Company records environmental-related accruals for remedial obligations at both its landfill and non-landfill operations. See Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of the Company’s methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	March 31, 2006	December 31, 2005
Remedial liabilities for landfill sites	$4,950	$4,901
Remedial liabilities for discontinued facilities not now used in the active conduct of the Company’s business	90,898	92,023
Remedial liabilities (including Superfund) for non-landfill open sites	50,431	50,143
	146,279	147,067
Less obligations classified as current	9,409	7,923
Long-term remedial liabilities	$136,870	$139,144

Anticipated payments at March 31, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining nine months of 2006	$6,654
2007	11,633
2008	11,167
2009	11,830
2010	10,015
Thereafter	137,914
Undiscounted remedial liabilities	189,213
Less: Discount	(42,934)
Total remedial liabilities	$146,279

The anticipated payments for Long-term Maintenance range from $4.1 million to $6.6 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $3.5 million to $7.4 million per year with an average expected payment of $4.4 million per year. Legal and Superfund liabilities payments are expected to be between $0.3 million and $1.6 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

The changes to remedial liabilities for the three months ended March 31, 2006 are as follows (in thousands):

	December 31, 2005	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	March 31, 2006
Remedial liabilities for landfill sites	$4,901	$58	$(1)	$(4)	$(4)	$4,950
Remedial liabilities for discontinued sites not now used in the active conduct of the Company’s business	92,023	1,070	(1,300)	—	(895)	90,898
Remedial liabilities (including Superfund) for non-landfill operations	50,143	569	262	7	(550)	50,431
Total	$147,067	$1,697	$(1,039)	$3	$(1,449)	$146,279

The net $1.0 million benefit from changes in estimate recorded to selling, general and administrative expenses on the statement of operations is due to: (i) the discounting effect of delays in certain remedial projects, (ii) cost reductions negotiated with vendors and permit fee reductions, and (iii) a pattern of historical spending being less than originally expected.

(9) LOSS ON EARLY EXTINGUISHMENT OF DEBT

On January 12, 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption the Company recorded during the quarter ending March 31, 2006, to loss on early extinguishment of debt, an aggregate of $8.3 million, consisting of  $1.8 million unamortized financing costs, $0.6 million of unamortized discount on the Senior Secured Notes, and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

(10) INCOME TAXES

The income tax expense for the first quarter of 2006 is based on the estimated effective tax rate for the year and reflects the reversal of a portion of the valuation allowance for the amount of expected benefit to be realized associated with net operating loss carryforwards. A portion of such net operating loss carryforwards are associated with stock option deductions, which were previously recorded to equity and therefore not part of the current tax provision.

The Company is subject to income taxes in both the U.S. and foreign jurisdictions, and to examination by U.S. federal and state, as well as foreign tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of all known tax contingencies. The amount of such contingencies was $14.4 million at December 31, 2005 and was increased by $0.2 million to $14.6 million in the first quarter of 2006 for additional statutory interest.

(11) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$2,805
Dividends and accretion on Series B preferred stock	(69)
Basic income attributable to common stockholders	$2,736	19,390	$0.14

Basic income attributable to common stockholders before effect of dilutive securities	$2,736	19,390	$0.14
Effect of dilutive securities	69	1,119	—
Diluted income attributable to common stockholders	$2,805	20,509	$0.14

	Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$4,841
Dividends and accretion on Series B preferred stock	(70)
Basic income attributable to common stockholders	$4,771	14,602	$0.33

Basic income attributable to common stockholders before effect of dilutive securities	$4,771	14,602	$0.33
Effect of dilutive securities	70	3,470	(0.06)
Diluted income attributable to common stockholders	$4,841	18,072	$0.27

For the three-month periods ended March 31, 2006 and 2005, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculations. Because the performance criteria relating to 71 thousand outstanding performance stock awards had not been satisfied for the three-month period ended March 31, 2006, the dilutive effect of such 71 thousand shares is excluded from the above calculation.

(12) STOCKHOLDERS’ EQUITY

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July, and October at the rate of $1.00 per share per quarter. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15, 2006 and 2005 were paid in cash.

(13) STOCK-BASED COMPENSATION

The adoption of SFAS No. 123(R) reduced the Company’s reported net income and earnings per share, since adopting SFAS No. 123(R) results in the Company recording compensation cost for employee stock options, awards of unvested shares vesting over time based on continued employment but without performance criteria (“restricted stock awards”), awards of unvested shares vesting over time based on continued employment but also with performance criteria (“performance stock awards”), and compensatory employee share purchase plans. The Company elected not to modify previously granted stock-based awards. As a result of the changes in accounting under SFAS No. 123(R) and a desire to design the Company’s long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Compensation Committee of the Company’s Board of Directors approved a substantial change in the form of awards that it grants under the Company’s current equity incentive plan. Beginning in November 2005, stock option grants for key managers were replaced with restricted stock awards or performance stock awards. The Company accordingly expects the number of stock option grants to decrease in future years.

Prior to its adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB Opinion No. 25 which addressed the financial accounting and reporting standards for stock or other equity-based compensation arrangements. Under APB Opinion No. 25, the Company recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of stock-based awards granted prior to the Company’s adoption of SFAS No. 123(R), this meant that no compensation expense was recognized in connection with the grants, as the exercise price of the options was equal to the fair market value of the Company’s common stock on the date of grant and all other provisions were fixed. The Company provided disclosures based on the fair value as permitted by SFAS No. 123. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, the Company accounted for forfeitures as they actually occurred. Upon adoption of SFAS No. 123(R), the Company eliminated the remaining unearned deferred compensation balance within stockholders’ equity.

The Company included $557 thousand in total stock-based compensation expense to employees in its statement of operations for the three months ended March 31, 2006 as a result of the adoption of SFAS No. 123(R). None of the compensation expense related to stock-based compensation arrangements was capitalized as part of inventory or fixed assets. Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. The Company received $53 thousand of such excess tax benefits during the three-month period ended March 31, 2006.

The application of SFAS No. 123(R) had the following effect on reported amounts for the three months ended March 31, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended March 31, 2006
	Using Previous Accounting	SFAS No. 123(R) Adjustments	As Reported
Income from operations	$15,550	$(557)	$14,993
Income before income taxes	4,057	(557)	3,500
Net income	3,306	(501)	2,805

Basic income per share	0.17	(0.03)	0.14
Diluted income per share	0.16	(0.02)	0.14

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three-month period ended March 31, 2006 was as follows (in thousands, except per share data):

Three Months Ended March 31, 2006
Sales, general and administrative	$557
Related income tax benefits	(56)
Stock-based compensation, net of taxes	$501

Net stock-based compensation expense, per common share:
Basic	$0.03
Diluted	$0.02

For purposes of determining the disclosures required by SFAS No. 123(R), the fair values of performance stock granted under the Company’s stock-based compensation plan and shares subject to purchase under the compensatory Employee Stock Purchase Plan (“ESPP”) in the three months ended March 31, 2006 were estimated on the date of grant at the fair value net of expected forfeitures and at the beginning of the ESPP period using the Black-Scholes option-pricing model, respectively. During the three months ended March 31, 2006, the Company granted 71 thousand shares of performance stock awards. During the three months ended March 31, 2006, the Company did not grant any stock options or restricted stock awards. The following assumptions were used in calculating the grant date fair value of performance stock awards issued and compensatory ESPP shares purchased for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Performance Stock Awards:
Stock price at grant date	$31.73
Expected forfeiture rate - Executives/Directors	2.00%
Expected forfeiture rate - Employees	5.00%

ESPP:
Risk-free interest rate	4.19%
Expected dividend yield	0.00%
Expected life of ESPP shares (years)	0.25
Expected volatility of underlying stock	27.00%
Expected forfeitures as percentage of total ESPP shares	0.00%

The risk-free rate for the ESPP is the yield rate on three-month U.S. Treasury Constant Maturities at the inception of each quarterly ESPP period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the ESPP shares in 0.25 years, since shares are purchased through the plan on a quarterly basis. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the ESPP shares. The expected forfeitures as a percentage of total ESPP shares are zero due to the short-term nature of the plan. Under the true-up provisions of SFAS No. 123(R) additional expense will be recorded related to performance stock awards if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

Compensation expense associated with restricted stock awards and performance stock awards is measured based on the grant-date fair value of the Company’s common stock and the probability of achieving performance goals where applicable, and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense is only recognized for those awards that the Company expects to vest, which is estimated upon an assessment of historical forfeitures.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year period (in thousands except for per share amounts):

Three Months Ended March 31, 2005
Net income attributable to common stockholders	$4,771
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards net of related tax effects	481
Pro forma net income attributable to common stockholders	$4,290

Earnings per share:
Basic as reported	$0.33
Basic pro forma	0.29

Diluted as reported	0.27
Diluted pro forma	0.24

In 1992 the Company adopted an equity incentive plan (the “1992 Plan”), which provides for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the “2000 Plan”), which provides for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards. In 2002, the Company amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan from 0.8 million shares to 1.5 million shares and in 2005, the Company further amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan to 2.0 million. As of March 31, 2006, the Company had the following types of stock-based compensation awards outstanding under these plans: stock options, restricted stock awards and performance stock awards. As of December 31, 2005, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options, except for an aggregate of 37,950 restricted stock awards which the Company made in November 2005. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards granted in November 2005 vest over five years subject to continued employment. During the three months ended March 31, 2006, the Company granted 71,292 shares of performance stock awards.

As of March 31, 2006, the Company had reserved 725,839 shares of common stock available for grant under the 2000 Plan, exclusive of shares previously issued  (either upon exercise of stock options or pursuant to restricted stock or performance stock awards) or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on March 31, 2006 options for an aggregate of 140,965 shares which shall remain in effect until such options are either exercised or expire in accordance with their terms. In addition, on March 31, 2006, there were outstanding options for an aggregate of 3,750 shares under the Company’s 1987 Equity Incentive Plan which had expired in 1997.

Stock Option Awards

Consistent with the Company’s valuation method for the disclosure-only provisions of SFAS No. 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards under SFAS No. 123(R). In addition, the Company estimates forfeitures when recognizing compensation expense, and will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Activity under the Plans relating to stock options is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,192,518	$3.17
Granted at fair value	967,042	12.54
Forfeited	(154,685)	11.23
Exercised	(246,965)	2.10
Outstanding at December 31, 2003	1,757,910	7.76
Granted at fair value	77,833	6.70
Forfeited	(27,310)	8.61
Exercised	(172,665)	2.26
Outstanding at December 31, 2004	1,635,768	8.28
Granted at fair value	21,000	19.02
Forfeited	(134,500)	9.56
Exercised	(701,723)	6.37
Outstanding at December 31, 2005	820,545	9.98
Granted	—	—
Forfeited	(18,500)	12.98
Exercised	(58,260)	30.71
Outstanding at March 31, 2006	743,785	$8.28

Summarized information about stock options outstanding at March 31, 2006 was as follows:

		Weighted		Exercisable
Range of Exercise Prices	Number of Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.75 - 1.81	48,615	2.04	$1.81	48,615	$1.81
1.81 - 2.61	77,900	3.97	2.27	70,900	2.27
2.61 - 3.26	20,100	5.69	3.26	100	2.88
3.26 - 6.46	38,350	5.93	5.69	27,750	5.95
6.46 - 8.08	18,833	3.64	7.89	11,000	7.93
8.08 - 9.18	26,667	6.24	9.09	5,667	9.18
9.18 - 11.70	90,000	5.63	10.62	52,000	10.86
11.70 - 12.98	402,320	6.90	12.98	163,270	12.98
12.98 - 19.20	21,000	7.67	19.02	2,000	18.97

Total	743,785		$8.28	381,302	$8.59

Options exercisable at March 31, 2006 and December 31, 2005, were 381,302 and 289,437, respectively. The weighted average exercise prices for the exercisable options at March 31, 2006 and December 31, 2005, were $8.59 and $6.89, respectively.

As of March 31, 2006, there was $2.5 million of total unrecognized compensation cost arising from non-vested compensation related to stock option awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The Company did not grant additional stock option awards during the three-month period ended March 31, 2006.

Restricted Stock Awards

The following information relates to restricted stock awards that have been granted to employees under the Company’s stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to expense over its vesting period. At March 31, 2006, there were 37,950 shares of restricted stock outstanding.

The following table summarizes information about restricted stock awards for the three months ended March 31, 2006:

Restricted Stock (Non-vested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	37,950	$28.98
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Unvested at March 31, 2006	37,950	$28.98

As of March 31, 2006, there was $1.0 million of total unrecognized compensation cost arising from non-vested compensation related to restricted stock awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 4.2 years. The Company did not grant additional restricted stock awards during the three-month period ended March 31, 2006.

Performance Stock Awards

The following information relates to performance stock awards that have been granted to employees under the Company’s stock incentive plans. Generally, performance stock awards are subject to performance criteria such as predetermined revenue and earnings targets for a specified period of time. The vesting of the performance stock awards is based on the achieving such targets and also includes continued service conditions.

The fair value of each performance stock award is based on the closing price of the Company’s stock on the date of grant and is amortized to expense over its vesting period, if performance measures are considered probable. At March 31, 2006, there were 71,292 performance shares outstanding.

The following table summarizes information about performance stock awards for the three months ended March 31, 2006:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	—	—
Granted	71,292	$31.73
Vested	—	—
Expired	—	—
Forfeited	—	—
Unvested at March 31, 2006	71,292	$31.73

As of March 31, 2006, there was $2.2 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 4.8 years.

In the three-month period ended March 31, 2006, the Company issued an aggregate of 71,292 performance stock awards under its stock incentive plans.

Employee Stock Purchase Plan

In May of 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company’s stockholders approved an increase of 500,000 in the maximum number of shares, which can be issued under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair value of the purchase rights granted under the ESPP during the three months ended March 31, 2006 was $6.15.

(14) SEGMENT REPORTING

Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, non-recurring severance charges, other non-recurring refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing (“Adjusted EBITDA Contribution”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.

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

The following table reconciles third party revenues to direct revenues for the three-month periods ended March 31, 2006 and 2005 (in thousands). The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended March 31, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$118,081	$66,588	$(174)	$184,495
Intersegment revenues	105,269	7,948	146	113,363
Gross revenues	223,350	74,536	(28)	297,858
Intersegment expenses	(99,742)	(13,714)	93	(113,363)
Direct revenues	$123,608	$60,822	$65	$184,495

	For the Three Months Ended March 31, 2005
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$103,961	$60,566	$439	$164,966
Intersegment revenues	84,027	9,645	(73)	93,599
Gross revenues	187,988	70,211	366	258,565
Intersegment expenses	(78,320)	(15,133)	(146)	(93,599)
Direct revenues	$109,668	$55,078	$220	$164,966

The following table presents information used by management by reported segment (in thousands). Revenues from Technical Services and Site Services consist principally of external revenue from customers. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. Corporate Items revenues consist of revenues for miscellaneous services that are not part of a reportable segment. The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments. Certain reporting units have been reclassified to conform to the current year presentation.

	For the Three Months Ended March 31,
	2006	2005
Direct Revenues:
Technical Services	$123,608	$109,668
Site Services	60,822	55,078
Corporate Items	65	220
Total	184,495	164,966

Cost of Revenues:
Technical Services	85,086	80,363
Site Services	44,881	40,829
Corporate Items	1,391	(645)
Total	131,358	120,547

Selling, General and Administrative Expenses:
Technical Services	13,077	11,721
Site Services	5,937	5,185
Corporate Items	9,341	7,455
Total	28,355	24,361

Adjusted EBITDA:
Technical Services	25,445	17,584
Site Services	10,004	9,064
Corporate Items	(10,667)	(6,590)
Total	24,782	20,058

Reconciliation to Consolidated Statement of Operations
Accretion of environmental liabilities	2,510	2,634
Depreciation and amortization	7,279	7,209

Income from operations	14,993	10,215
Other (income) expense	30	(619)
Loss on early extinguishment of debt	8,290	—
Interest expense, net of interest income	3,173	5,961
Income before provision for income taxes	$3,500	$4,873

The following table presents assets by reported segment and in the aggregate (in thousands):

	March 31, 2006	December 31, 2005
Property, plant and equipment, net
Technical Services	$145,502	$143,640
Site Services	14,309	13,271
Corporate or other assets	23,284	21,613
	$183,095	$178,524
Intangible assets:
Technical Services
Goodwill	$18,884	$18,884
Permits, net	71,360	72,357
Customer profile database, net	1,344	1,582
	91,588	92,823
Site Services
Goodwill	148	148
Permits, net	3,793	3,838
Customer profile database, net	22	26
	3,963	4,012
	$95,551	$96,835

The following table presents the total assets by reported segment (in thousands):

	March 31, 2006	December 31, 2005
Technical Services	$355,409	$355,655
Site Services	27,168	25,957
Corporate Items	160,394	232,752
Total	$542,971	$614,364

The following table presents the total assets by geographical area (in thousands):

	March 31, 2006	December 31, 2005
United States	$444,816	$512,388
Canada	98,155	101,976
Total	$542,971	$614,364

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

As further described in Note 5, “Financing Arrangements,” on June 30, 2004, $150.0 million of Senior Secured Notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent’s material subsidiaries organized in the United States. The Senior Secured Notes are not guaranteed by the Company’s Canadian and Mexican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

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

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company issued on December 13, 2005, 2.3 million shares of common stock upon the closing of a public offering. On January 12, 2006, the Company used the net proceeds from that offering, together with a portion of the $12.5 million of proceeds received in October 2005 from exercise of its previously outstanding common stock purchase warrants, to redeem $52.5 million principal amount of outstanding Senior Secured Notes and pay prepayment penalties and accrued interest through the redemption date. As required by the Indenture, the Company gave on December 13, 2005 to the holders of the Senior Secured Notes a thirty-day notice of such redemption. The $52.5 million principal amount of the Senior Secured Notes which were redeemed on January 12, 2006, was therefore classified as a current liability as of December 31, 2005.

Following is the condensed consolidating balance sheet at March 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$507	$15,383	$18,239	$—	$34,129
Marketable securities	10,000	33,500	—	—	43,500
Accounts receivable, net	228	115,108	18,685	—	134,021
Unbilled accounts receivable	—	7,147	616	—	7,763
Intercompany receivables	7,609	—	5,631	(13,240)	—
Deferred costs	—	4,216	809	—	5,025
Prepaid expenses	784	6,025	437	—	7,246
Supplies inventories	—	11,609	1,081	—	12,690
Income taxes receivable	—	—	643	—	643
Properties held for sale	—	7,475	413	—	7,888
Property, plant and equipment, net	—	158,667	24,428	—	183,095
Deferred financing costs	7,440	—	8	—	7,448
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	52,170	24,349	—	76,519
Investments in subsidiaries	197,303	47,490	91,654	(336,447)	—
Deferred tax assets	—	—	978	—	978
Intercompany note receivable	—	102,828	3,701	(106,529)	—
Other assets	—	1,363	1,631	—	2,994
Total assets	$223,871	$582,013	$193,303	$(456,216)	$542,971
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$6,761	$1,034	$—	$7,795
Accounts payable	—	53,328	8,144	—	61,472
Accrued disposal costs	—	1,714	1,614	—	3,328
Deferred revenue	—	18,372	3,779	—	22,151
Other accrued expenses	2,866	30,121	5,700	—	38,687
Income taxes payable	1,607	(274)	1,279	—	2,612
Intercompany payables	—	13,240	—	(13,240)	—
Closure, post-closure and remedial liabilities	—	154,362	16,135	—	170,497
Long-term obligations	96,412	—	—	—	96,412
Capital lease obligations	—	4,543	827	—	5,370
Other long-term liabilities	—	—	14,637	—	14,637
Intercompany note payable	3,701	—	102,828	(106,529)	—
Accrued pension cost	—	—	725	—	725
Total liabilities	104,586	282,167	156,702	(119,769)	423,686
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	194	—	2,236	(2,236)	194
Additional paid-in capital	141,174	192,522	4,049	(196,571)	141,174
Accumulated other comprehensive income	9,428	15,234	(3,983)	(11,251)	9,428
Accumulated earnings (deficit)	(31,512)	92,090	34,299	(126,389)	(31,512)
Total stockholders’ equity	119,285	299,846	36,601	(336,447)	119,285
Total liabilities and stockholders’ equity	$223,871	$582,013	$193,303	$(456,216)	$542,971

Following is the condensed consolidating balance sheet at December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$10,391	$110,649	$11,409	$—	$132,449
Restricted cash	3,469	—	—	—	3,469
Accounts receivable, net	292	119,978	27,389	—	147,659
Unbilled accounts receivable	—	5,500	1,549	—	7,049
Intercompany receivables	69,974	—	3,940	(73,914)	—
Deferred costs	—	3,943	994	—	4,937
Prepaid expenses	1,209	4,722	480	—	6,411
Supplies inventories	—	11,443	1,280	—	12,723
Income taxes receivable	—	—	1,462	—	1,462
Properties held for sale	—	7,479	191	—	7,670
Property, plant and equipment, net	—	154,178	24,346	—	178,524
Deferred financing costs	9,498	—	10	—	9,508
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	53,125	24,678	—	77,803
Investments in subsidiaries	183,169	45,002	91,654	(319,825)	—
Deferred tax asset	—	—	1,934	—	1,934
Intercompany note receivable	—	102,951	3,701	(106,652)	—
Other assets	—	1,374	2,360	—	3,734
Total assets	$278,002	$639,376	$197,377	$(500,391)	$614,364
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$6,402	$1,580	$—	$7,982
Accounts payable	—	58,412	12,960	—	71,372
Accrued disposal costs	—	1,631	1,478	—	3,109
Deferred revenue	—	17,142	4,642	—	21,784
Other accrued expenses	8,315	36,463	5,001	—	49,779
Income taxes payable	2,038	(206)	2,626	—	4,458
Intercompany payables	—	73,914	—	(73,914)	—
Closure, post-closure and remedial liabilities	—	154,623	16,066	—	170,689
Long-term obligations	148,290	—	—	—	148,290
Capital lease obligations	—	5,220	781	—	6,001
Other long-term liabilities	—	—	14,417	—	14,417
Intercompany note payable	3,701	—	102,951	(106,652)	—
Accrued pension cost	—	—	825	—	825
Total liabilities	162,344	353,601	163,327	(180,566)	498,706
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	194	—	2,236	(2,236)	194
Additional paid-in capital	141,079	195,485	4,049	(199,534)	141,079
Accumulated other comprehensive income	9,745	15,551	(3,790)	(11,761)	9,745
Restricted stock unearned compensation	(1,044)	—	—	—	(1,044)
Accumulated earnings (deficit)	(34,317)	74,739	31,555	(106,294)	(34,317)
Total stockholders’ equity	115,658	285,775	34,050	(319,825)	115,658
Total liabilities and stockholders’ equity	$278,002	$639,376	$197,377	$(500,391)	$614,364

Following is the consolidating statement of operations for the three months ended March 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$156,728	$31,490	$(3,723)	$184,495
Cost of revenues	—	112,879	22,202	(3,723)	131,358
Selling, general and administrative expenses	—	23,683	4,672	—	28,355
Accretion of environmental liabilities	—	2,297	213	—	2,510
Depreciation and amortization	—	6,162	1,117	—	7,279
Income from operations	—	11,707	3,286	—	14,993
Other income (expense)	2	(3)	(29)	—	(30)
Loss on extinguishment of debt	(8,290)	—	—	—	(8,290)
Interest income (expense)	(3,519)	271	75	—	(3,173)
Equity in earnings of subsidiaries	14,451	2,681	—	(17,132)	—
Intercompany dividend income (expense)	—	—	2,963	(2,963)	—
Intercompany interest income (expense)	—	2,858	(2,858)	—	—
Income before provision for income taxes	2,644	17,514	3,437	(20,095)	3,500
Provision for (benefit from) income taxes	(161)	163	693	—	695
Net income	$2,805	$17,351	$2,744	$(20,095)	$2,805

Following is the consolidating statement of operations for the three months ended March 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$138,596	$29,573	$(3,203)	$164,966
Cost of revenues	—	102,222	21,528	(3,203)	120,547
Selling, general and administrative expenses	—	19,621	4,740	—	24,361
Accretion of environmental liabilities	—	2,440	194	—	2,634
Depreciation and amortization	—	5,909	1,300	—	7,209
Income from operations	—	8,404	1,811	—	10,215
Other income	588	31	—	—	619
Interest expense	(5,871)	(70)	(20)	—	(5,961)
Equity in earnings of subsidiaries	10,408	2,077	—	(12,485)	—
Intercompany dividend income (expense)	—	—	2,789	(2,789)	—
Intercompany interest income (expense)	—	2,690	(2,690)	—	—
Income before provision for income taxes	5,125	13,132	1,890	(15,274)	4,873
Provision for (benefit from) income taxes	284	76	(328)	—	32
Net income	$4,841	$13,056	$2,218	$(15,274)	$4,841

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$63,094	$(38,306)	$(2,848)	$(17,132)	$4,808
Cash flows from investing activities:
Additions to property, plant and equipment	—	(9,018)	(1,200)	—	(10,218)
Proceeds from sales of fixed assets	—	366	—	—	366
Proceeds from sales of restricted investments	3,470	—	—	—	3,470
Cost of available-for-sale securities	(10,000)	(33,500)	—	—	(43,500)
Investment in subsidiaries	(14,451)	(2,681)	—	17,132	—
Net cash (used in) provided by investing activities	(20,981)	(44,833)	(1,200)	17,132	(49,882)

Cash flows from financing activities:
Change in uncashed checks	—	359	(556)	—	(197)
Proceeds from exercise of stock options	425	—	—	—	425
Excess tax benefit of stock-based compensation	53	—	—	—	53
Deferred financing costs incurred	(85)	—	—	—	(85)
Proceeds from employee stock purchase plan	179	—	—	—	179
Dividend payments on preferred stock	(69)	—	—	—	(69)
Payments of capital leases	—	(676)	(61)	—	(737)
Principal payments on debt	(52,500)	—	—	—	(52,500)
Dividends (paid) received	—	(11,810)	11,810	—	—
Net cash (used in) provided by financing activities	(51,997)	(12,127)	11,193	—	(52,931)

Increase (decrease) in cash and cash equivalents	(9,884)	(95,266)	7,145	—	(98,005)
Effect of exchange rate change on cash	—	—	(315)	—	(315)
Cash and cash equivalents, beginning of period	10,391	110,649	11,409	—	132,449

Cash and cash equivalents, end of period	$507	$15,383	$18,239	$—	$34,129

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$9,098	$3,967	$1,363	$(12,485)	$1,943
Cash flows from investing activities:
Additions to property, plant and equipment	—	(2,698)	(488)	—	(3,186)
Increase in permits	—	(768)	—	—	(768)
Sales of marketable securities	10,000	6,800	—	—	16,800
Proceeds from sale of fixed assets	—	326	—	—	326
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—	—
Investment in subsidiaries	(10,408)	(2,077)	—	12,485	—
Net cash (used in) provided by investing activities	(408)	11,848	(10,753)	12,485	13,172

Cash flows from financing activities:
Change in uncashed checks	—	(627)	(311)	—	(938)
Proceeds from exercise of stock options	1,391	—	—	—	1,391
Dividend payments on preferred stock	(70)	—	—	—	(70)
Deferred financing costs incurred	(86)	—	—	—	(86)
Proceeds from employee stock purchase plan	127	—	—	—	127
Payments of capital leases	—	(426)	(51)	—	(477)
Dividends (paid) received	—	(5,522)	5,522	—	—
Net cash (used in) provided by financing activities	1,362	(6,575)	5,160	—	(53)

Increase (decrease) in cash and cash equivalents	10,052	9,240	(4,230)	—	15,062
Effect of exchange rate change on cash	—	—	(109)	—	(109)
Cash and cash equivalents, beginning of period	76	20,984	10,021	—	31,081

Cash and cash equivalents, end of period	$10,128	$30,224	$5,682	$—	$46,034

(16) SUBSEQUENT EVENT

On May 3, 2006, the Company entered into a purchase and sale agreement with SITA U.S.A., Inc., a Delaware corporation (“Seller”), pursuant to which the Company has agreed to purchase from Seller all of the membership interests in Teris L.L.C., a Delaware limited liability company. The purchase price is $52.7 million in cash, subject to closing adjustments. The Company anticipates that it will finance the acquisition through available cash and a term loan under the Company’s existing credit agreement. The acquisition is expected to close, subject to the satisfaction or waiver of customary closing conditions, during the third quarter of 2006.

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

•         The availability and costs of liability insurance and financial assurance required by government entities relating to our facilities;

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

•         The effect of weather conditions or other aspects of forces of nature on field or facility operations; and

•         The effects of industry trends in the environmental services and waste handling marketplace.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2006 under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission.

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

In addition, as part of the acquisition, we assumed certain environmental liabilities, valued in accordance with generally accepted accounting principles in the United States. At March 31, 2006, such liabilities were approximately $170.5 million. We now anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

Environmental Liabilities

Environmental liabilities are composed of closure and post-closure liabilities and remedial liabilities.

Closure and Post-closure Liabilities

Reserves for closure and post-closure obligations are as follows (in thousands):

	March 31, 2006	December 31, 2005
Landfill facilities:
Cell closure	$17,018	$16,507
Facility closure	588	672
Post-closure	777	889
	18,383	18,068
Non-landfill retirement liability:
Facility closure	5,835	5,554
	24,218	23,622
Less obligation classified as current	3,717	2,894
Long-term closure and post-closure liabilities	$20,501	$20,728

All of the landfill facilities included in the table above are active as of March 31, 2006.

Anticipated payments at March 31, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining nine months of 2006	$2,985
2007	4,217
2008	4,688
2009	2,297
2010	8,649
Thereafter	200,151
Undiscounted closure and post-closure liabilities	222,987
Less: Reserves to be provided (including discount of $116.2 million) over remaining site lives	(198,769)
Present value of closure and post-closure liabilities	$24,218

The changes to closure and post-closure liabilities for the three months ended March 31, 2006 are as follows (in thousands):

	December 31, 2005	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifi- cations and Other	Payments	March 31, 2006
Landfill retirement liability	$18,068	$188	$623	$(211)	$(279)	$(1)	$(5)	$18,383
Non-landfill retirement liability	5,554	—	190	19	186	—	(114)	5,835
Total	$23,622	$188	$813	$(192)	$(93)	$(1)	$(119)	$24,218

The following table presents the change in remaining highly probable airspace from December 31, 2005 through March 31, 2006 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2005	29,001
Consumed during three months ended March 31, 2006	(174)
Remaining capacity at March 31, 2006	28,827

New asset retirement obligations incurred in 2006 are being discounted at the credit-adjusted risk-free rate of 9.25% and inflated at a rate of 2.17%.

As of March 31, 2006, there were four unpermitted expansions included in our landfill accounting model, which represents 36.1% of our remaining airspace at that date. Of these expansions, three do not represent exceptions to our established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed, the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application was not submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. Had we not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the three months ended March 31, 2006 would have been higher by $163 thousand.

Remedial Liabilities

Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA or other applicable laws. Our operating subsidiaries’ remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party and/or is potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 6, “Legal Proceedings,” Superfund liabilities also include certain Superfund liabilities to governmental entities for which we are potentially liable to reimburse the Sellers in connection with our 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

SFAS No. 143 applies to asset retirement obligations that arise from ordinary business operations. We became subject to almost all of our remedial liabilities as part of the acquisition of the CSD assets from Safety-Kleen Corp., and we believe that the remedial obligations did not arise from normal operations. Remedial liabilities to which we became subject in connection with the acquisition of the CSD assets have been and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisition and remedial liabilities that existed prior to the acquisition have been and will continue to be recorded at the estimated current value of the liability, which is usually neither increased for inflation nor reduced for discounting.

We record environmental-related accruals for remedial obligations at both our landfill and non-landfill operations. See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of our methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	March 31, 2006	December 31, 2005
Remedial liabilities for landfill sites	$4,950	$4,901
Remedial liabilities for discontinued facilities not now used in the active conduct of our business	90,898	92,023
Remedial liabilities (including Superfund) for non-landfill open sites	50,431	50,143
	146,279	147,067
Less obligations classified as current	9,409	7,923
Long-term remedial liabilities	$136,870	$139,144

Anticipated payments at March 31, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining nine months of 2006	$6,654
2007	11,633
2008	11,167
2009	11,830
2010	10,015
Thereafter	137,914
Undiscounted remedial liabilities	189,213
Less: Discount	(42,934)
Total remedial liabilities	$146,279

The anticipated payments for Long-term Maintenance range from $4.1 million to $6.6 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $3.5 million to $7.4 million per year with an average expected payment of $4.4 million per year. Legal and Superfund liabilities payments are expected to be between $0.3 million and $1.6 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

The changes to remedial liabilities for the three months ended March 31, 2006 are as follows (in thousands):

	December 31, 2005	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	March 31, 2006
Remedial liabilities for landfill sites	$4,901	$58	$(1)	$(4)	$(4)	$4,950
Remedial liabilities for discontinued sites not now used in the active conduct of our business	92,023	1,070	(1,300)	—	(895)	90,898
Remedial liabilities (including Superfund) for non-landfill operations	50,143	569	262	7	(550)	50,431
Total	$147,067	$1,697	$(1,039)	$3	$(1,449)	$146,279

The net $1.0 million benefit from changes in estimate recorded to selling, general and administrative expenses on the statement of operations is due to: (i) the discounting effect of delays in certain remedial projects, (ii) cost reductions negotiated with vendors and permit fee reductions, and (iii) a pattern of historical spending being less than originally expected.

Stock-based Compensation

Effective January 1, 2006 we adopted SFAS No. 123(R). We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 will be recognized as compensation cost over the remaining requisite service period. The results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for periods prior to adoption to illustrate the effect on net income and earning per share of applying the fair value recognition provisions of SFAS No. 123.

We included $557 thousand in total stock-based compensation expense to employees in our statement of operations for the three months ended March 31, 2006 as a result of the adoption of SFAS No. 123(R). See Note 13, “Stock-based Compensation” to the consolidated financial statements for additional detail.

Consistent with our valuation method for the disclosure-only provisions of SFAS No. 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS No. 123(R). Compensation expense associated with restricted stock and performance stock awards is measured based on the grant-date fair value of our common stock and the probability of achieving performance goals where applicable, and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense is only recognized for those awards that we expect to vest, which is estimated upon an assessment of historical forfeitures. Under the true-up provisions of SFAS No. 123(R) additional expense will be recorded related to stock options, restricted stock awards and performance stock awards if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

As of March 31, 2006, there was $2.5 million, $1.0 million and $2.2 million of total unrecognized compensation cost arising from non-vested compensation related to stock options, restricted stock awards, and performance stock awards under our stock incentive plans, respectively. These costs are expected to be recognized over the weighted-average periods of 1.8 years, 4.2 years and 4.8 years, respectively, for stock options, restricted stock awards and performance stock awards.

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

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1, “Financial Statements,” in this report.

	Percentage of Revenues For the Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues:
Disposal costs to third parties	3.0	4.2
Other cost of revenues	68.2	68.9
Total cost of revenues	71.2	73.1
Selling, general and administrative expenses	15.4	14.7
Accretion of environmental liabilities	1.4	1.6
Depreciation and amortization	3.9	4.4
Income from operations	8.1	6.2
Other income (expense)	—	0.3
Loss on early extinguishment of debt	(4.5)	—
Interest expense, net	(1.7)	(3.6)
Income before provision for income taxes	1.9	2.9
Provision for income taxes	0.4	—
Net income	1.5%	2.9%

Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as the term “EBITDA” is defined in our current credit agreement and indenture for covenant compliance purposes. This definition is net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, gain (loss) on sale of fixed assets, loss on early extinguishment of debt, and cumulative effect of change in accounting principle, net of tax.

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

The following is a reconciliation of net income to Adjusted EBITDA for the three-month period ended March 31, 2006:

Net income	$2,805
Accretion of environmental liabilities	2,510
Depreciation and amortization	7,279
Loss on early extinguishment of debt	8,290
Interest expense, net	3,173
Provision for income taxes	695
Other (income) loss	30
Adjusted EBITDA	$24,782

The following reconciles Adjusted EBITDA to cash provided for operations for the three-month period ended March 31, 2006:

Adjusted EBITDA	$24,782
Interest expense, net	(3,173)
Provision for income taxes	(695)
Allowance for doubtful accounts	(32)
Amortization of deferred financing costs	358
Change in environmental estimates	(1,230)
Amortization of debt discount	26
Deferred income taxes	965
Stock-based compensation	557
Prepayment penalty on early extinguishment of debt	(5,907)
Changes in assets and liabilities
Accounts receivable	13,691
Unbilled accounts receivable	(707)
Deferred costs	(87)
Prepaid expenses	(835)
Accounts payable	(10,756)
Environmental expenditures	(1,570)
Deferred revenue	363
Accrued disposal costs	223
Other accrued expenses	(11,155)
Income taxes payable, net	(791)
Other, net	781
Net cash provided by operating activities	$4,808

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended March 31, 2006 and 2005 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial

Statements and Supplementary Data” and in particular Note 22, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1, “Financial Statements” and in particular Note 14, “Segment Reporting” in this report.

	For the Three Months Ended March 31,
	2006	2005
Direct Revenues:
Technical Services	$123,608	$109,668
Site Services	60,822	55,078
Corporate Items	65	220
Total	184,495	164,966

Cost of Revenues:
Technical Services	85,086	80,363
Site Services	44,881	40,829
Corporate Items	1,391	(645)
Total	131,358	120,547

Selling, General and Administrative Expenses:
Technical Services	13,077	11,721
Site Services	5,937	5,185
Corporate Items	9,341	7,455
Total	28,355	24,361

Adjusted EBITDA:
Technical Services	25,445	17,584
Site Services	10,004	9,064
Corporate Items	(10,667)	(6,590)
Total	24,782	20,058

Three months ended March 31, 2006 versus the three months ended March 31, 2005

Revenues

Total revenues for the three months ended March 31, 2006 increased $19.5 million to $184.5 million from $165.0 million for the comparable period in 2005. Technical Services revenues for the three months ended March 31, 2006 increased $14.0 million to $123.6 million from $109.6 million for the comparable period in 2005. The primary increases in Technical Services revenues consisted of increases in the volume and pricing of waste processed through our facilities of $4.2 million and $2.1 million, respectively. The increase was also attributable to a $2.0 million increase in large waste project business and a $1.5 million increase due to the strengthening in the Canadian dollar with the balance being composed of strong base business and project work, particularly in the West and Northeast regions.

Site Services revenues for the three months ended March 31, 2006 increased $5.7 million to $60.8 million from $55.1 million for the comparable period in 2005. In the first quarter of 2006, Site Services continued to perform emergency response work in the Gulf region related to hurricanes Katrina and Rita. This work accounted for $13.2 million of outside revenues, offset by intercompany costs of $1.7 million, resulting in direct revenue of $11.5 million, or 18.9% of direct revenue for this segment. In the first quarter of 2005, Site Services performed major emergency response work accounting for $11.8 million, offset by intercompany costs of $1.5 million, resulting in direct revenue of $10.3 million, or 18.7% of direct revenue for this segment. Base Site Services revenue increased $4.6 million from the first quarter of 2005 compared to the first quarter of 2006. This increase was due to large project work in the Industrial Services and Engineering Group, higher PCB/Oil volumes and increased oil and metal pricing as well as favorable volumes in the chemical recycling and distribution group. These increases were augmented by strong base and project business in the South region offset by generally slower business levels and a decrease in project work in the Northeast and Midwest regions.

Corporate Items revenues for the three months ended March 31, 2006 decreased $0.2 million to $65 thousand from $220 thousand for the comparable period in 2005.

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

Cost of Revenues

Total cost of revenues for the three months ended March 31, 2006 increased $10.8 million to $131.3 million compared to $120.5 million for the comparable period in 2005. Technical Services cost of revenues increased $4.7 million to $85.1 million from $80.4 million for the comparable period in 2005. Cost of revenues for Technical Services increased $0.7 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar. Costs also increased by $1.9 million in outside transportation primarily associated with large waste projects, $1.4 million in employee labor and related costs, $1.3 million in utilities and fuel, $0.5 million in equipment and vehicle repairs and rentals and $0.4 million materials and supplies expense. These increases were partially offset by a decrease of deferred costs associated with waste inventory of $0.6 million, $0.4 million decrease in outside subcontractors and $0.3 million decrease in site repairs.

 Site Services cost of revenues increased $4.0 million to $44.8 million from $40.8 million for the comparable period in 2005. Cost of revenues for the first quarter of 2006 related to the performance of major emergency response jobs increased by $1.8 million to $6.7 million in 2006, as compared to $4.9 million for comparable period of 2005. Non-event Site Services cost of revenue increased $2.0 million in materials and supplies, $1.4 million in labor and related costs, $0.7 million in vehicle expense and equipment rental and repair due to increased business levels in the engineering, oil and chemical recycling groups as well as strong business levels in the South region. These increases were offset by decreases of $1.2 million in outside disposal, $0.6 million in outside transportation and $0.2 million in subcontractor costs due to slow project work in the Northeast and Midwest regions in 2006 as compared to 2005

Corporate Items cost of revenues for the three months ended March 31, 2006 increased $2.0 million to $1.4 million from $(0.6) million for the comparable period in 2005. The increase in Corporate Items cost of revenue was primarily due to environmental changes in estimate benefits of $1.6 million recorded in 2005 and a $0.5 million property tax refund received in 2005 with no similar benefits in the comparable period of 2006. As a percentage of revenues, combined cost of revenues in 2006 decreased by 1.9% to 71.2% from 73.1% for the comparable period in 2005.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2006 increased $4.0 million to $28.4 million from $24.4 million for the comparable period in 2005. Technical Services selling, general and administrative expenses for the three months ended March 31, 2006 increased $1.4 million to $13.1 million from $11.7 million for the comparable period in 2005 primarily due to increased headcount and related labor costs associated with strategic and regional management resources. Site Services selling, general and administrative expenses increased $0.8 million to $6.0 million for the three-month period ended March 31, 2006 from $5.2 million for the corresponding period of the preceding year. The increase was primarily due to additional headcount and related labor costs associated with strategic and regional management resources. Corporate Items selling, general and administrative expenses for the three months ended March 31, 2006 increased $1.9 million to $9.3 million from $7.4 million for the comparable period in 2005. The increase related to environmental liability changes in estimate benefits being lower than the comparable period in 2005 by $0.7 million, increased salaries expense of $0.8 million related to stock option expense and vacation and sick time accrual adjustments, increased bonus accruals of $0.3 million and other increased costs of $0.1 million.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended March 31, 2006 and 2005 was similar at $2.5 million and $2.6 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2006 increased $0.1 million to $7.3 million from $7.2 million for the comparable period in 2005. The increase was primarily due to changes in estimates in landfill lives and an increase in volumes at our landfill sites.

Other Income (Expense)

For the quarter ended March 31, 206, other income (expense) of $(30) thousand consisted primarily of a loss on the sale of fixed assets.

For the quarter ended March 31, 2005, other income (expense) of $0.6 million consisted almost entirely of a $0.6 million gain relating to the settlement of an insurance claim.

Loss on Early Extinguishment of Debt

On January 12, 2006, we redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption, we recorded during the quarter ending March 31, 2006, to loss on early extinguishment of debt, an aggregate of $8.3 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

Interest Expense, Net

Interest expense, net of interest income for the three months ended March 31, 2006, decreased $2.8 million to $3.2 million from $6.0 million for the comparable period in 2005. The decrease in interest expense was primarily due to interest savings resulting from the refinancing of our credit facilities on December 1, 2005 and the redemption of $52.5 million of Senior Secured Notes on January 12, 2006.

Income Taxes

Income tax expense for the three months ended March 31, 2006 increased $663 thousand to $695 thousand from $32 thousand for the comparable period in 2005. Income tax expense for the first quarter of 2006 consisted of: a current tax expense relating to the Canadian operations of $0.4 million, including withholding taxes; federal income tax of $0.1 million; and a state income tax expense of $0.2 million relating to profitable operations in certain legal entities. Income tax expense for the first quarter of 2005 consisted primarily of a current tax benefit relating to the Canadian operations of $0.1 million net of withholding taxes and a state income tax expense of $0.1 million relating to profitable operations in certain legal entities.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at March 31, 2006 and December 31, 2005, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. We will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segment for the three months ended March 31, 2006 increased $4.7 million to $24.8 million from $20.1 million for the comparable period in 2005. Adjusted EBITDA contribution improved for each of the two segments in 2006. The contribution of Technical Services increased $7.9 million, Site Services contribution improved $0.9 million and Corporate Items costs increased $4.1 million. The combined Adjusted EBITDA contribution was comprised of revenues of $184.5 million and $165.0 million, net of cost of revenues of $131.3 million and $120.5 million and selling, general and administrative expenses of $28.4 million and $24.4 million for the three-month periods ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

We believe that our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, funds available to borrow under our Revolving Facility and anticipated proceeds from assets held for sale. For the three-month period ended March 31, 2006, we generated cash from operations of $4.8 million. As of March 31, 2006, cash and cash equivalents were $34.1 million, marketable securities were $43.5 million, funds available to borrow under the Revolving Facility were $31.1 million, and properties held for sale were $7.9 million.

We intend to use our existing cash, marketable securities and cash flow from operations to provide for our working capital needs, for potential acquisitions, and to fund recurring capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for the foreseeable future. We have accrued environmental liabilities valued as of March 31, 2006 at approximately $170.5 million, substantially all of which we assumed in connection with the acquisition of the CSD assets. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

Cash Flows for the three months ended March 31, 2006

For the three months ended March 31, 2006, we generated approximately $4.8 million of cash from operating activities. We reported net income for the period of $2.8 million. In addition, we reported non-cash expenses during this period totaling $12.8 million. These non-cash expenses consisted primarily of $7.3 million for depreciation and amortization, $2.5 million for the accretion of environmental liabilities and $2.4 million for the non-cash portion of the loss on early extinguishment of debt. Uses of cash for working capital purposes totaled $10.8 million, reduced cash flow from operations by the same amount, and consisted primarily of a decrease in accounts payable of $10.8 million and a decrease in other accrued expenses of $11.2 million. These uses of cash were partially offset by sources of cash from working capital that totaled $15.1 million and consisted primarily of a decrease in accounts receivable of $13.7 million.

For the three-month period ended March 31, 2006, we used $49.9 million of cash in our investing activities. Sources of cash totaled $3.8 million and consisted of the sales of restricted investments of $3.5 million and proceeds from the sale of assets of $0.4 million. Cash used in investing activities totaled $53.7 million and consisted of purchases of property, plant and equipment of $10.2 million and purchases of marketable securities of $43.5 million.

For the three-month period ended March 31, 2006, our financing activities resulted in a net use of cash of $53.0 million and consisted primarily of principal payments on our debt of $52.5 million.

Cash Flows for the three months ended March 31, 2005

For the three months ended March 31, 2005, we generated approximately $1.9 million of cash from operating activities. We reported net income for the period of $4.8 million. In addition, we recorded non-cash expenses during this period totaling $10.3 million. These non-cash expenses consisted primarily of $7.2 million for depreciation and amortization and $2.6 million for the accretion of environmental liabilities. Uses of cash for working capital purposes totaled $15.0 million, reduced cash flow from operations by the same amount, and consisted primarily of $5.8 million used for closure, post-closure and remedial liabilities, $2.5 million used for deferred revenue, $2.5 million used for unbilled receivables, $1.7 million used for income taxes, and $2.5 million of other uses. These uses of cash were partially offset by sources of cash from working capital that totaled $2.4 million.

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

Financing Arrangements

At March 31, 2006, we had outstanding $97.5 million of eight-year Senior Secured Notes due 2012(the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”) and a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”).

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

The principal terms of the Senior Secured Notes, the Revolving Facility, and the Synthetic LC Facility are as follows:

Senior Secured Notes. The Senior Secured Notes were issued under an Indenture dated June 30, 2004 (the “Indenture”). The Senior Secured Notes bear interest at 11.25% and mature on July 15, 2012. The $150.0 million original principal amount of the Senior Secured Notes was issued at a $2.0 million discount that resulted in an effective yield of 11.5%. Interest is payable semiannually in cash on each January 15 and July 15, commencing on January 15, 2005.

The Indenture provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase our first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

Excess Cash Flow for the nine months ended March 31, 2006 was $25.1 million, and we anticipate Excess Cash Flow will be generated from operations during the three-month period ending June 30, 2006. Accordingly, we anticipate being required, within 120 days following June 30, 2006, to offer to repurchase the Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2006. However, at March 31, 2006, we had no outstanding first-lien obligations under our Revolving Facility or Synthetic LC Facility and, during the quarter ended March 31, 2006, the market price of the Senior Secured Notes was consistently in excess of the 104% of principal amount at which we are required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes. It therefore now appears unlikely that any holders of Senior Secured Notes will accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2006 at which we will be required to make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2006, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. The Revolving Facility allows us to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for us and our U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for our Canadian subsidiaries and (ii) a line for our Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at our request up to $50.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings under the Revolving Facility. At March 31, 2006, we had no borrowings and $38.9 million of letters of credit outstanding under the Revolving Facility, and we had approximately $31.1 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. We are required to pay monthly Letter of Credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

Under the Amended Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.50 to 1.0 for the quarter ended March 31, 2006. The maximum Leverage Ratio then reduces to no more than 2.45 to 1.0 and 2.40 to 1.0 for the quarterly periods ending June 30, 2006 and September 30, 2006 through December 31, 2006, respectively. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the quarterly periods ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the quarterly periods ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the our consolidated indebtedness to our Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. For the four-quarter period ended March 31, 2006, the Leverage Ratio was 0.87 to 1.0.

We are also required under the Amended Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.75 to 1.0 for the quarter ended March 31, 2006. The minimum Interest Coverage Ratio then increases to not less than 2.80 to 1.0 for the quarterly periods ending June 30, 2006 and September 30, 2006, to not less than 2.85 to 1.0 for the quarterly periods ending December 31, 2006 through December 31, 2007, and to not less than 3.00 to 1.0 for each succeeding quarter. The Interest Coverage Ratio is defined as the ratio of our Consolidated EBITDA to our consolidated interest expense for the latest four-quarter period. For the quarter ended March 31, 2006, the Interest Coverage Ratio was 4.82 to 1.0.

We are also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period if, at the end of such four-quarter period, we have greater than $5.0 million of loans outstanding under the revolving credit facility. At March 31, 2006, we had no loans outstanding under the revolving credit facility; and therefore we were not then required to comply with the fixed charge ratio covenant.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse (the “LC Facility Issuing Bank”) will issue up to $50.0 million of letters of credit at our request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of us and our U.S. subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, we were required to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. We are also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At March 31, 2006, letters of credit outstanding under the Synthetic LC facility were $50.0 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

Stockholder Matters

Stockholders’ equity was $119.3 million at March 31, 2006, or $5.82 per weighted average share outstanding plus potentially dilutive common shares, compared to $115.7 million at December 31, 2005, or $6.53 per weighted average share outstanding plus potentially dilutive common shares. Stockholders’ equity increased due to: (i) the profit for three months ended March 31, 2006 of $2.8 million; (ii) exercise of stock options, stock purchases under the employee stock purchase plan and related tax effects that totaled $0.6 million; (iii) the issuance and vesting of restricted stock awards in March 2006 that totaled $0.1 million; and (iv) the vesting of share-based awards that totaled $0.5 million. Partially offsetting these increases to stockholders’ equity was: (i) the unfavorable effect of foreign currency translation of $0.3 million and (ii) a decrease due to the payment of dividends on the Series B Preferred Stock of $0.1 million.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15, 2006 and 2005 were paid in cash.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Periods.” However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at March 31, 2006 (in thousands):

	Nine Months Remaining
Scheduled Maturity Dates	2006	2007	2008	2009	2010	Thereafter	Total

Senior Secured Notes	$—	$—	$—	$—	$—	$97,500	$97,500
Capital Lease Obligations	1,349	1,436	1,344	641	465	135	5,370
	$1,349	$1,436	$1,344	$641	$465	$97,635	$102,870
Weighted average interest rate on fixed rate borrowings	11.2%	11.4%	11.4%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, at March 31, 2006, we had (i) a revolving facility (the “Revolving Facility”) which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, and (ii) a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”) which allows us to have issued up to $50.0 million of additional letters of credit. At March 31, 2006, we had: (i) no borrowings and $38.9 million of letters of credit outstanding under the Revolving Facility and (ii) $50.0 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of December 31, 2005, we were required to pay a quarterly participation fee at the annual rate of 3.10% (which decreased to 2.85% on January 12, 2006) on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three-month periods ended March 31, 2006 and 2005, total foreign currency gains were $0.1 million and $0.3 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 22.1% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three-month-period ended March 31, 2006, the U.S. dollar rose approximately 0.4% against the Canadian dollar, resulting in foreign currency exchange gains of $0.1 million. During the three-month-period ended March 31, 2005, the U.S. dollar rose approximately 0.2% against the Canadian dollar, resulting in foreign currency exchange gains of $0.3 million. The average exchange rate for the three-month periods ended March 31, 2006 and 2005 was 1.16 and 1.22 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $0.3 million and $0.2 million for the three-month periods ended March 31, 2006 and 2005, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by approximately $0.3 million and $0.2 million for the three-month periods ended March 31, 2006 and 2005, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 6, “Legal Proceedings,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—None

Item 5—Other Information—None

Item 6—Exhibits

Item No.	Description	Location

4.28 D

Amendment No. 1 dated as of April 4, 2006, to (a) the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto, and (b) the Amended and Restated Security Agreement, dated as of December 1, 2005, among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc., U.S. Bank National Association, as trustee for the second lien note creditors  (as defined therein), and Credit Suisse, as collateral agent and administrative agent for the LC Facility.

Filed herewith.
10.42 F	Form of Performance-Based Restricted Stock Award Agreement	Filed herewith.
10.51	Purchase and Sale Agreement by and between SITA U.S.A., Inc. and Clean Harbors, Inc. for all of the outstanding membership interests in Teris L.L.C. dated as of May 3, 2006	Filed herewith.
31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

By:	/s/ ALAN S. MCKIM
Alan S. McKim President and Chief Executive Officer

Date: May 10, 2006

By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge Executive Vice President and Chief Financial Officer

Date: May 10, 2006