Form 10-Q
period 2006-06-30
CLEAN HARBORS INC
filed 2006-08-09
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSTION PERIOD FROM ______ TO ______

Commission File Number 0-16379

CLEAN HARBORS, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2997780
(State of Incorporation)	(IRS Employer Identification No.)

42 Longwater Drive, Norwell, MA	02061-9149
(Address of Principal Executive Offices)	(Zip Code)

(781) 792-5000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one.):

Large accelerated filer  ☐                  Accelerated filer  ☒                  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	19,605,075
(Class)	(Outstanding at August 8, 2006)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$79,918	$132,449
Restricted cash	—	3,469
Marketable securities	11,750	—
Accounts receivable, net of allowance for doubtful accounts of $1,679 and $2,419, respectively	145,197	147,659
Unbilled accounts receivable	9,649	7,049
Deferred costs	5,267	4,937
Prepaid expenses and other current assets	8,975	6,411
Supplies inventories	12,585	12,723
Deferred tax assets	229	219
Income taxes receivable	673	1,462
Properties held for sale	8,236	7,670
Total current assets	282,479	324,048
Property, plant and equipment:
Land	14,099	14,677
Asset retirement costs (non-landfill)	1,224	1,032
Landfill assets	11,834	7,599
Buildings and improvements	95,945	95,443
Vehicles	18,068	15,478
Equipment	207,625	199,373
Furniture and fixtures	1,112	2,152
Construction in progress	16,239	9,535
	366,146	345,289
Less—accumulated depreciation and amortization	177,262	166,765
	188,884	178,524
Other assets:
Deferred financing costs	7,098	9,508
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated amortization of $30,464 and $27,954, respectively	76,970	77,803
Deferred tax assets	794	1,715
Other	3,022	3,734
	106,916	111,792
Total assets	$578,279	$614,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Current liabilities:
Uncashed checks	$3,219	$7,982
Current portion of long-term debt	16,128	52,500
Current portion of capital lease obligations	1,733	1,893
Accounts payable	74,295	71,372
Accrued disposal costs	2,990	3,109
Deferred revenue	23,226	21,784
Other accrued expenses	44,854	49,779
Current portion of closure, post-closure and remedial liabilities	14,266	10,817
Income taxes payable	3,447	4,458
Total current liabilities	184,158	223,694
Other liabilities:
Closure and post-closure liabilities, less current portion of $3,502 and $2,894, respectively	21,019	20,728
Remedial liabilities, less current portion of $10,764 and $7,923, respectively	136,840	139,144
Long-term obligations, less current maturities	80,304	95,790
Capital lease obligations, less current portion	3,234	4,108
Other long-term liabilities	15,628	14,417
Accrued pension cost	685	825
Total other liabilities	257,710	275,012

Stockholders’ equity:
Preferred stock, $.01 par value:
Series B convertible preferred stock; authorized 154,416 shares; issued and outstanding 69,000 shares (liquidation preference of $3.5 million)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 19,593,871 and 19,352,878 shares, respectively	196	194
Additional paid-in capital	144,840	141,079
Accumulated other comprehensive income	11,514	9,745
Restricted stock unearned compensation	—	(1,044)
Accumulated deficit	(20,140)	(34,317)
Total stockholders’ equity	136,411	115,658
Total liabilities and stockholders’ equity	$578,279	$614,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$199,562	$173,910	$384,057	$338,876
Cost of revenues (exclusive of items shown separately below)	135,964	124,434	267,322	244,981
Selling, general and administrative expenses (including stock-based compensation costs of $1,035 and $1,592 for the quarter and year-to-date ending 2006, respectively)	35,252	25,308	63,607	49,669
Accretion of environmental liabilities	2,543	2,616	5,053	5,250
Depreciation and amortization	7,954	7,145	15,233	14,354
Income from operations	17,849	14,407	32,842	24,622
Other income (expense)	(132)	(109)	(162)	510
Loss on early extinguishment of debt	—	—	(8,290)	—
Interest (expense), net of interest income of $1,006 and $1,775 for the quarter and year-to-date ending 2006 and $258 and $480 for the quarter and year-to-date ending 2005, respectively	(2,876)	(5,946)	(6,049)	(11,907)
Income before provision for income taxes	14,841	8,352	18,341	13,225
Provision for income taxes	3,469	981	4,164	1,013
Net income	11,372	7,371	14,177	12,212
Dividends on Series B Preferred Stock	69	70	138	140
Net income attributable to common stockholders	$11,303	$7,301	$14,039	$12,072

Earnings per share:
Basic income attributable to common stockholders	$0.58	$0.48	$0.72	$0.81
Diluted income attributable to common stockholders	$0.55	$0.43	$0.69	$0.71

Weighted average common shares outstanding	19,495	15,213	19,441	14,913
Weighted average common shares outstanding plus potentially dilutive common shares	20,549	17,253	20,518	17,142

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,177	$12,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,233	14,354
Allowance for doubtful accounts	764	(372)
Amortization of deferred financing costs	709	739
Accretion of environmental liabilities	5,053	5,250
Changes in environmental estimates	(1,435)	(7,586)
Amortization of debt discount	46	83
Deferred income taxes	979	—
Stock-based compensation	1,592	47
Gain on sale of fixed assets and assets held for sale	6	54
Impairment of assets held for sale	156	—
Gain on insurance settlement	(184)	—
Write-off of deferred financing costs and debt discount	2,383	—
Foreign currency gain on intercompany transactions	—	(404)
Changes in assets and liabilities:
Accounts receivable	2,576	(1,465)
Unbilled accounts receivable	(2,543)	(1,567)
Deferred costs	(288)	952
Prepaid expenses and other current assets	(1,527)	2,928
Supplies inventories	195	(837)
Other assets	800	(122)
Accounts payable	(938)	(5,399)
Environmental expenditures	(3,395)	(3,792)
Deferred revenue	1,253	(4,273)
Accrued disposal costs	(181)	(164)
Other accrued expenses	(5,254)	1,366
Income taxes payable, net	267	(2,970)
Net cash provided by operating activities	30,444	9,034
Cash flows from investing activities:
Additions to property, plant and equipment	(20,417)	(6,980)
Cost to obtain or renew permits	(572)	(892)
Acquisition costs	(98)	—
Proceeds from sales of fixed assets and assets held for sale	530	375
Proceeds from sale of restricted stock outstanding	3,470	—
Proceeds from insurance claim	384	—
Sales of marketable securities	43,600	16,800
Purchase of available-for-sale securities	(55,350)	—
Net cash (used in) provided by investing activities	(28,453)	9,303
Cash flows from financing activities:
Change in uncashed checks	(4,825)	(1,887)
Proceeds from exercise of stock options	1,685	3,691
Excess tax benefit of stock-based compensation	1,309	—
Deferred financing costs incurred	(85)	(86)
Proceeds from employee stock purchase plan	365	256
Dividend payments on preferred stock	(138)	(140)
Payments on capital leases	(960)	(888)
Principal payments on debt	(52,500)	—
Net cash (used in) provided by financing activities	(55,149)	946
(Decrease) increase in cash and cash equivalents	(53,158)	19,283
Effect of exchange rate change on cash	627	(116)
Cash and cash equivalents, beginning of period	132,449	31,081
Cash and cash equivalents, end of period	$79,918	$50,248

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$10,054	$10,696
Income taxes paid	806	1,158
Non-cash investing and financing activities:
Property, plant and equipment accrued	$2,473	$189
New capital lease obligations	107	1,107
Acquisition costs included in Accounts payable	898	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(in thousands)

	Series B Preferred Stock		Common Stock				Accumulated Other	Restricted Stock	Retained
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)	Comprehensive Income (Loss)	Unearned Compen sation	Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2005	69	$1	19,353	$194	$141,079		$9,745	$(1,044)	$(34,317)	$115,658
Net income	—	—	—	—	—	$14,177	—	—	14,177	14,177
Foreign currency translation	—	—	—	—	—	1,769	1,769	—	—	1,769
Comprehensive income	—	—	—	—	—	$15,946	—	—	—	—
Stock issuance costs	—	—	—	—	(6)		—	—	—	(6)
Series B preferred stock dividends	—	—	—	—	(138)		—	—	—	(138)
Stock-based compensation	—	—	41	—	1,592		—	—	—	1,592
Adoption of FAS No. 123(R)	—	—	—	—	(1,044)		—	1,044	—	—
Exercise of stock options, including tax benefit of $1,309	—	—	185	2	2,992		—	—	—	2,994
Employee stock purchase plan	—	—	15	—	365		—	—	—	365
Balance at June 30, 2006	69	$1	19,594	$196	$144,840		$11,514	$—	$(20,140)	$136,411

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

Certain reclassifications have been made in the prior period’s Consolidated Financial Statements to conform to the presentation for the period ended June 30, 2006.

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

(h) Marketable Securities

As of June 30, 2006, the Company held $11.8 million in marketable securities, which consist primarily of readily marketable auction bond securities and which are held for working capital purposes. Accordingly, the Company has classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity. During the three- and six-month periods ended June 30, 2006, the Company had no unrealized gain or loss on these securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date.

(i) Supplies Inventories

Parts and supplies inventories consist primarily of supplies and repair parts, which are stated at the lower of cost or market. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.

(j) Property, Plant and Equipment

Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially developed landfill sites, which are included in landfill assets. Interest in the amount of $103 thousand was capitalized to landfill assets during the three month period ended June 30, 2006 and $114 thousand during the six-month period ended June 30, 2006 as compared to zero capitalized interest for the comparable periods of 2005. Depreciation and amortization expense was $6.7 million and $13.3 million for the three- and six-month periods ended June 30, 2006, respectively as compared to $5.7 million and $11.6 million for the comparable periods in 2005, respectively.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that an impairment in the carrying value of long-lived assets be recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For the three- and six-month periods ended June 30, 2006 and 2005, the Company recorded no impairment charge related to long-lived assets.

Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill and deep injection well assets, which are depreciated on a units-of-consumption basis. Leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the asset.

The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Capitalized software	3 years
Buildings and building improvements	Shorter of remaining life or 40 years
Land improvements	5 years
Leasehold improvements	Shorter of lease term or 10 years
Vehicles	3-10 years
Equipment	3-8 years
Furniture and fixtures	5-8 years

Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in other income (expense).

(k) Intangible Assets

Permits are amortized over periods ranging from 5 to 30 years. Permits relating to landfills are amortized on a consumption unit basis. All other permits are amortized on a straight-line basis. Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. Amortization expense was $1.3 million and $1.9 million for the three- and six-month periods ended June 30, 2006, respectively as compared to $1.4 million and $2.8 million for the comparable periods of 2005, respectively. The customer profile database is amortized over five years.

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

(n) Closure and Post-closure Liabilities

Closure and post-closure costs incurred are increased for inflation (2.17% and 2.16% for closure and post-closure liabilities incurred in the six-month periods ended June 30, 2006 and 2005, respectively). The Company uses an inflation rate published by the U.S. Department of Labor Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at the Company’s credit-adjusted risk-free interest rate (9.25% and 10.25% for closure and post-closure liabilities incurred in the six-month periods ended June 30, 2006 and 2005, respectively). For the asset retirement obligations incurred in the six-month periods ended June 30, 2006 and 2005, the Company estimated its credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of its 11.25% Senior Secured Notes then outstanding by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30 year U.S. Treasury Bond. Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Prior to the adoption of SFAS No. 143, the Company accrued the cost of financial assurance relating to both landfill and non-landfill closure and to both landfill and non-landfill post-closure care, as required, under SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 143, financial assurance is no longer included as a component of closure or post-closure costs. SFAS No. 143 requires the cost of financial assurance to be expensed as incurred, and SFAS No. 143 requires the cost of financial assurance to be considered in the determination of the credit-adjusted risk-free interest rate. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of June 30, 2006, there were four unpermitted expansions included in the Company’s landfill accounting model, which represented 36.4% of the Company’s remaining airspace at that date. Of these expansions, one represents an exception to the Company’s established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because the Company determined that the airspace was highly probable even though the permit application was not submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. As of June 30, 2006, this airspace still represented an exception to the Company’s permit application criteria. Had the Company not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the six-month periods ended June 30, 2006 and 2005 would have been higher by $336 thousand and $271 thousand, respectively.

The following table presents the change in remaining highly probable airspace from December 31, 2005 through June 30, 2006 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2005	29,001
Consumed during six months ended June 30, 2006	(395)
Remaining capacity at June 30, 2006	28,606

Non-Landfill Closure and Post-Closure

Non-landfill closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are generally specified in terms of years in the closure permit, and are usually 30 years.

The Company records its non-landfill closure and post-closure liability by: (i) estimating the current cost of closing a non-landfill facility and the post-closure care of that facility, if required, based upon the closure plan that the Company is required to follow under its operating permit, or in the event the facility operates with a permit that does not contain a closure plan, based upon legally enforceable closure commitments made by the Company to various governmental agencies; (ii) using probability scenarios as to when in the future operations may cease; (iii) inflating the current cost of closing the non-landfill facility on a probability weighted basis using the inflation rate to the time of closing under each probability scenario; and (iv) discounting the future value of each closing scenario back to the present using the credit-adjusted risk-free interest rate. Non-landfill closure and post-closure obligations arise when the Company commences operations. Prior to the implementation of SFAS No. 143, these obligations were expensed in the period that a decision was made to close a facility.

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

Discounting of Remedial Liabilities

Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. The Company’s experience has been that the timing of the payments is not usually estimable so, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, the Company recorded the remedial liabilities assumed as part of the acquisition of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) assets at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounting the payment to its present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

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

Claims for Recovery

The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At June 30, 2006 and December 31, 2005, the Company had recorded no such claims.

(p) Other Comprehensive Income

At June 30, 2006, the components of other comprehensive income (loss) reflected in the Consolidated Statements of Stockholders’ Equity were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Cumulative translation adjustment of foreign currency statements	$(1,769)	$(742)

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

(r) Letters of Credit

The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of June 30, 2006 and December 31, 2005, the Company had outstanding letters of credit amounting to $88.8 million and $89.2 million, respectively.

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

(v) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

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

(3) MARKETABLE SECURITIES

As of June 30, 2006, the Company held $11.8 million in marketable securities, which consisted primarily of auction bond securities readily marketable and which were held for working capital purposes. Accordingly, the Company classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity. For the three- and six-month periods ended June 30, 2006, the Company had no unrealized gain or loss on these securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date.

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

The following table presents the changes in properties held for sale for the six-month period ended June 30, 2006 (in thousands):

Balance at beginning of period	$7,670
Transfers to properties held for sale	1,269
Assets sold	(555)
Adjustments in estimated carrying value	(156)
Currency translation	8
Balance at end of period	$8,236

During the six-month period ended June 30, 2006, the Company sold two of the properties for $0.6 million, net of selling costs. The sale resulted in a $41 thousand loss, which is included in other income (expense).

(5) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2006	December 31, 2005
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (8.25% and 6.00%, respectively, at June 30, 2006), depending on the currency of the underlying loan, or the Eurodollar rate (5.35% at June 30, 2006) plus 1.50%, collateralized by accounts receivable	$—	$—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	97,500	150,000
Less unamortized issue discount	1,068	1,710
Less obligations classified as current	16,128	52,500
Long-term obligations	$80,304	$95,790

On June 30, 2006, the Company had outstanding $97.5 million of eight-year Senior Secured Notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”), and a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”).

On January 12, 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date.

The Company issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and the Synthetic LC Facility on December 1, 2005, under an amended and restated loan and security agreement (the “Amended Credit Agreement”) which the Company then entered into with the lenders under the Company’s loan and security agreement dated June 30, 2004 (the “Original Credit Agreement”). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which the Company may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement (and further increased to $60.0 million in July 2006); (iii) the Synthetic LC Facility was decreased from $90.0 million under the Original Credit Agreement to a $50.0 million facility under the Amended Credit Agreement; and (iv) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (which annual rate was further reduced to 2.85% on January 12, 2006 as described below).

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

Excess Cash Flow for the twelve months ended June 30, 2006 was $36.0 million. Accordingly, the Company anticipates being required, within 120 days following June 30, 2006, to offer to repurchase the Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2006 less payments on first lien and capital lease obligations during that twelve month period. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2006, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. The Revolving Facility allows the Company to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for the Company and its U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for the Company’s Canadian subsidiaries and (ii) a line for the Company’s Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at the Company’s request up to $60.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings available under the Revolving Facility. At June 30, 2006, the Company had no borrowings and $38.9 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $31.1 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan) or the Eurodollar rate plus 1.50%. The Company is required to pay monthly Letter of Credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

Under the Amended Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.45 to 1.0 for the quarter ended June 30, 2006. The maximum Leverage Ratio then reduces to no more than 2.40 to 1.0 for the quarterly periods ending September 30, 2006 through December 31, 2006, respectively. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the quarters ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the quarterly periods ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. For the quarter ended June 30, 2006, the Leverage Ratio was 0.83 to 1.0.

The Company is also required under the Amended Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.80 to 1.0 for the quarterly periods ending June 30, 2006 and September 30, 2006. The minimum Interest Coverage Ratio then increases to not less than 2.85 to 1.0 for the quarterly periods ending December 31, 2006 through December 31, 2007, and to not less than 3.00 to 1.0 for each succeeding quarter. The Interest Coverage Ratio is defined as the ratio of the Company’s Consolidated EBITDA to its consolidated interest expense for the latest four-quarter period. For the quarter ended June 30, 2006, the Interest Coverage Ratio was 5.97 to 1.0.

The Company is also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period if, at the end of such four-quarter period, the Company has greater than $5.0 million of loans outstanding under the revolving credit facility. At June 30, 2006, the Company had no loans outstanding under the revolving credit facility and, therefore, the Company was not then required to comply with the fixed charge ratio covenant.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse (the “LC Facility Issuing Bank”) will issue up to $50.0 million of letters of credit at the Company’s request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its U.S. subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, the Company was required to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. The Company is also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At June 30, 2006, letters of credit outstanding under the Synthetic LC facility were $49.9 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

(6) LEGAL PROCEEDINGS

The Company’s waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by us and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At June 30, 2006, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and/or from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets for two reasons as described below. As of June 30, 2006, the Company had reserves of $35.2 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. At December 31, 2005, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.5 million greater than such $35.2 million. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available to it. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 8, “Remedial Liabilities.” During the first six months of 2006, legal reserves included in environmental liabilities were increased by $0.9 million.

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

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to vigorously review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At June 30, 2006, the Company had accrued $11.6 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings. There was no change in this liability during the first six months of 2006.

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

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. Based on a plan to settle obligations that was established at the time of the acquisition, the Company obtained more complete information as to the potential status of the Marine Shale facility and the Recycling Park, Inc. site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the Recycling Park, Inc. site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At June 30, 2006, the Company had accrued $13.7 million of reserves relating to potential cleanup costs for the Marine Shale facility and the Recycling Park, Inc. site. There was no material change in this liability during the first six months of 2006.

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

Third Party Superfund Sites. Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following two paragraphs. Of the remaining Listed Third Party Sites, the Company on behalf of the Sellers are contesting with the governmental entities and PRP groups involved liability at two sites, have settled the Sellers’ liability at two sites, and plan to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to the 35 Listed Third Party Sites, the Company had reserves of $18.0 million at June 30, 2006. There was no material change in this liability during the first six months of 2006.

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

In November 2003, certain of those PRPs made a demand directly on the Company for the Sellers’ share of the cleanup costs incurred by the PRPs with respect to the Helen Kramer Landfill Site. However, at a hearing in the Bankruptcy Court on January 6, 2004 on a motion by those PRPs seeking an order that the Company was liable to such PRPs under the terms of the Sale Order, the Bankruptcy Court declined to hear the motion on the ground that those PRPs (which are not governmental entities) have no right to seek direct payment from the Company for any portion of the cleanup costs which they have incurred in connection with that site. The Company’s legal position is that when the Sellers’ plan of reorganization became effective in

December 2003, the Sellers likely were discharged from their obligations to those PRPs for that site. The Sellers have never made an indemnity request upon the Company for any obligations relating to that site. The PRPs indicated their intention to pursue additional recourse against the Company, but the Company filed in February 2005 a complaint with the Bankruptcy Court seeking declaratory relief that the injunction in the Sale Order is operative against those PRPs’ efforts to proceed directly against the Company and seeking sanctions against those PRPs for violating that injunction. In April 2005, the Company’s general counsel advised the Company that its exposure to liability for the Sellers’ obligations with respect to the Helen Kramer Landfill Site was no longer “probable,” and the Company therefore reversed a $1.9 million reserve which it had established with respect to those potential liabilities in connection with its acquisition of the CSD assets. The reversal of the $1.9 million reserve was recorded to selling, general and administrative expenses. In October 2005, the Bankruptcy Court granted the PRPs’ motion to dismiss the count of the Company’s complaint seeking sanctions against them for contempt, but the remaining counts of the Company’s complaint seeking declaratory relief remain to be resolved. In November 2005, the PRPs filed a counterclaim for declaratory relief that the Company is liable to them for the Seller’s obligations to them. On March 22, 2006, the PRPs moved for summary judgment on all counts, but the Court declined to grant that motion on July 24, 2006, and requested that the parties confer about setting a status conference to establish a trial date.

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

Other Legal Proceedings Related to CSD Assets

Plaquemine, Louisiana Facility. In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs which are represented by the same law firm have filed four lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC (“CH Plaquemine”), one of the Company’s subsidiaries, acquired as part of the CSD assets. The first such lawsuit was filed in December 2003 in the 18th Judicial District Court in Iberville Parish, Louisiana, against CH Plaquemine under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” at the facility, which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that CH Plaquemine’s former facility manager made false representations and failed to disclose material information to the regulators about the facility after CH Plaquemine acquired it in September 2002. The plaintiffs seek an order declaring the facility to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties of $27,500 per violation per day from and after November 17, 2003, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees. On January 14, 2005, the state district court judge granted the plaintiffs’ petition for a preliminary (or temporary) injunction restraining the subsidiary from disposing of hazardous waste in the injection well. On January 18, 2005 (the next day the court was again open for business) CH Plaquemine filed a motion seeking to stay the preliminary injunction, which the same judge granted. The legal effect of the stay order was to allow the facility to continue normal business operations and to continue injecting hazardous waste, pending an appeal. In accordance with the stay order that was granted in favor of the subsidiary, CH Plaquemine has appealed the court’s initial ruling granting the preliminary (or temporary) injunction to the Louisiana First Circuit Court of Appeal in Baton Rouge. In June 2006, this appellate court ruled in favor of CH Plaquemine, ruling that the trial court judge had committed reversible error in applying the state law that was allegedly violated by the facility’s operations and also had committed reversible error in issuing the preliminary injunction. The injunction was reversed, and the facility is continuing to operate on a business as usual basis..

In February 2005, this same group of plaintiffs sent notice to the Louisiana Department of Environmental Quality that they intended to file a second citizen suit. In April 2005, the second citizen suit petition was filed naming Clean Harbors, Inc. (“CHI”), Clean Harbors Environmental Services, Inc. (“CHESI”), and an employee of CHESI as defendants. The second citizen suit alleges that CHI, CHESI and the CHESI employee are liable for conduct based upon claims that are substantially similar in nature to those filed against CH Plaquemine in the original citizen suit and also alleges that CHI and CHESI are liable for certain aspects of the operations of CH Plaquemine under the lawsuit’s so-called “Single Business Entity Doctrine.” This second lawsuit seeks civil penalties of $10,000 per day per violation from an unspecified date.

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

During the pendency of this motion, CH Deer Trail, with the concurrence of its customer Canon City, Colorado, agreed to delay acceptance of Canon City’s NORM/TENORM materials until a hearing on the matter can be held at the Adams County District Court. No stay of the RAD license was granted by the Denver County District Court. On May 5, 2006, the Denver District Court held a hearing to rule on the motions by the State of Colorado and the Company to dismiss the complaint of the plaintiff county. The Court ruled in favor of the State and the Company and issued an order dismissing the plaintiff county’s complaint. On July 5, 2006, the Adams County District Court held a hearing on the plaintiff county’s appeal and dismissed the county’s complaint. The written order dismissing the complaint was executed on July 31, 2006 and it simultaneously vacates the stay which had previously been issued by that court.

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

Superfund Sites Not Related to CSD Acquisition. The Company has been named as a PRP at 29 sites that are not related to the CSD acquisition. Fourteen of these sites involve two subsidiaries, which the Company acquired from ChemWaste, a former subsidiary of Waste Management, Inc. As part of that acquisition, ChemWaste agreed to indemnify the Company with respect to any liability of those two subsidiaries for waste disposed of before the Company acquired them. Accordingly, Waste Management is paying all costs of defending those two subsidiaries in those 14 cases, including legal fees and settlement costs.

The Company’s subsidiary which owns the Bristol, Connecticut facility is involved in one of the 29 Superfund sites. As part of the acquisition of that facility, the seller and its now parent company, Cemex, S.A., agreed to indemnify the Company with respect to any liability for waste disposed of before the Company acquired the facility, which would include any liability arising from Superfund sites.

Eleven of the 29 Superfund sites involve subsidiaries acquired by the Company which had been designated as PRPs with respect to such sites prior to its acquisition of such subsidiaries. Some of these sites have been settled, and the Company believes its ultimate liability with respect to the remaining such sites will not be material to its result of operations, cash flow from operations or financial position.

As of June 30, 2006, the Company had reserves of $226 thousand for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Furthermore, in July 2006, the Company was informed of its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. The Company has not yet accrued any amount in respect of this potential liability.

EPA Enforcement Action

Kimball, Nebraska Facility. On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Company’s subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project (“SEP”). The Company will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company’s own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company’s subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At June 30, 2006, the Company had accrued $132 thousand for its SEP liability. The facility is nearing the end of the two-year time period allowed to perform this SEP, and it will likely pay a final nominal amount of the remaining specified civil penalties in order to comply with the terms and conditions of the Consent Agreement and Final Order.

State and Provincial Enforcement Actions

Kimball, Nebraska Facility. On October 11, 2005, the Company was notified by the Nebraska Department of Environmental Quality (“NDEQ”) that the Kimball facility owned by Clean Harbors Environmental Services, Inc. had violated terms of its permit by accepting a prohibited waste stream identified as FO27 on three occasions. The NDEQ also noted a second violation related to failure to make a hazardous waste determination concerning certain rinseate wash water. The NDEQ determined that no further corrective action was required on either of these violations; however, the NDEQ did refer the matter to the Nebraska Attorney General for monetary penalties. The Attorney General originally proposed a payment of $145 thousand but the Company successfully negotiated a settlement payment of $130,000 and certain court costs incurred by the Attorney General in the matter. As a result, this matter is resolved.

Bristol, Connecticut Facility. On February 26, 2006, the Company received a proposed Consent Order from the Connecticut Department of Environmental Protection (“CDEP”) for the Clean Harbors of Connecticut, Inc. facility located in Bristol, Connecticut. The CDEP alleged that the facility violated several CDEP operational regulations and permit conditions. The proposed Consent Order included a schedule for correcting the underlying cause of the alleged violations as well as a payment of a civil penalty of $171 thousand and completion of a Supplemental Environmental Project valued at $48 thousand, for a total of $219 thousand. During the course of the negotiations, additional alleged violations were included into the proposed Consent Order. On July 31, 2006, the Company’s subsidiary settled all of these matters by agreeing to a final Consent Order requiring it to pay a civil penalty of $83,535 and perform two Supplemental Environmental Projects, one valued at $48,125 for alleged wastewater violations, and the other SEP involves purchasing a mobile emergency response command motor vehicle for the local fire department valued at $153,262. As a result, at June 30, 2006, the Company had accrued $285 thousand related to this Consent Order.

Ashtabula, Ohio Facility. In July 2006, the Ohio Environmental Protection Agency (“Ohio EPA”) issued proposed final findings and orders pertaining to alleged air pollution control violations at the Clean Harbors PPM, LLC facility in Ashtabula, Ohio. The Ohio EPA has issued a proposed civil penalty of $108,400 for the emission of the VOCs which are alleged to be in violation of the Title V permit during the specific time period at issue. The Company, through its in-house counsel, has engaged in settlement negotiations with the Ohio EPA in an effort to resolve the matter. However, there can be no guarantee that the results of those negotiations will result in a settlement or a lower penalty than originally imposed. The Company has not accrued for any potential liability at June 30, 2006.

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

On April 28, 2006, the Company’s subsidiary agreed to resolve the matter by acknowledging violation of two counts of the aforementioned regulations. As part of the resolution, the Company’s subsidiary has agreed to contribute $60 thousand (CDN) to two local environmental organizations. On May 3, 2006 the foregoing resolution was accepted by the Court and the balance of the charges were withdrawn. The Company’s subsidiary has tendered the contributions to the two local environmental organizations, thereby fulfilling its obligations under the agreement and resolving the matter.

(7) CLOSURE AND POST-CLOSURE LIABILITIES

Reserves for closure and post-closure obligations are as follows (in thousands):

	June 30, 2006	December 31, 2005
Landfill facilities:
Cell closure	$17,226	$16,507
Facility closure	619	672
Post-closure	831	889
	18,676	18,068
Non-landfill retirement liability:
Facility closure	5,845	5,554
	24,521	23,622
Less obligation classified as current	3,502	2,894
Long-term closure and post-closure liabilities	$21,019	$20,728

All of the landfill facilities included in the table above are active as of June 30, 2006.

Anticipated payments at June 30, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months of 2006	$1,681
2007	4,445
2008	4,688
2009	2,033
2010	8,649
Thereafter	201,247
Undiscounted closure and post-closure liabilities	222,743
Less: Reserves to be provided (including discount of $115.9 million) over remaining site lives	(198,222)
Present value of closure and post-closure liabilities	$24,521

The changes to closure and post-closure liabilities for the six months ended June 30, 2006 are as follows (in thousands):

	December 31, 2005	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	June 30, 2006
Landfill retirement liability	$18,068	$524	$1,263	$(528)	$(275)	$41	$(417)	$18,676
Non-landfill retirement liability	5,554	—	385	30	186	9	(319)	5,845
Total	$23,622	$524	$1,648	$(498)	$(89)	$50	$(736)	$24,521

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

Reserves for remedial obligations are as follows (in thousands):

	June 30, 2006	December 31, 2005
Remedial liabilities for landfill sites	$5,077	$4,901
Remedial liabilities for discontinued facilities not now used in the active conduct of the Company’s business	91,214	92,023
Remedial liabilities (including Superfund) for non-landfill open sites	51,313	50,143
	147,604	147,067
Less obligations classified as current	10,764	7,923
Long-term remedial liabilities	$136,840	$139,144

Anticipated payments at June 30, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months of 2006	$5,008
2007	11,855
2008	11,308
2009	12,017
2010	10,036
Thereafter	138,877
Undiscounted remedial liabilities	189,101
Less: Discount	(41,497)
Total remedial liabilities	$147,604

The anticipated payments for Long-term Maintenance range from $4.2 million to $6.7 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $3.6 million to $7.5 million per year with an average expected payment of $4.6 million per year. Legal and Superfund liabilities payments are expected to be between $0.3 million and

$1.6 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

The changes to remedial liabilities for the six months ended June 30, 2006 are as follows (in thousands):

	December 31, 2005	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	June 30, 2006
Remedial liabilities for landfill sites	$4,901	$118	$(1)	$101	$(42)	$5,077
Remedial liabilities for discontinued sites not now used in the active conduct of the Company’s business	92,023	2,138	(1,326)	20	(1,641)	91,214
Remedial liabilities (including Superfund) for non-landfill operations	50,143	1,149	390	607	(976)	51,313
Total	$147,067	$3,405	$(937)	$728	$(2,659)	$147,604

The net $0.9 million benefit from changes in estimate recorded to selling, general and administrative expenses on the statement of operations was due to: (i) the discounting effect of delays in certain remedial projects, (ii) cost reductions negotiated with vendors and permit fee reductions, and (iii) a pattern of historical spending being less than originally expected.

At December 31, 2005, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such remedial liabilities could be up to $22.1 million greater than the above $147.1 million.

(9) LOSS ON EARLY EXTINGUISHMENT OF DEBT

On January 12, 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption, during the period ended June 30, 2006, the Company recorded to loss on early extinguishment of debt an aggregate of $8.3 million, consisting of $1.8 million unamortized financing costs, $0.6 million of unamortized discount on the Senior Secured Notes, and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

(10) INCOME TAXES

The income tax expense for the first six months of 2006 was based on the estimated effective tax rate for the year and reflected the reversal of a portion of the valuation allowance for the amount of expected benefit to be realized associated with net operating loss carryforwards. A portion of such net operating loss carryforwards was associated with stock option deductions, which were previously recorded to equity and therefore not part of the current tax provision.

The Company is subject to income taxes in both the U.S. and foreign jurisdictions, and to examination by U.S. federal and state, as well as foreign tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of all known tax contingencies. The amount of such contingencies was $14.4 million at December 31, 2005 and was increased by $1.2 million to $15.6 million in the first six months of 2006 as the result of additional statutory interest of $0.6 million and changes in foreign exchange of  $0.6 million.

(11) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$11,372
Dividends and accretion on Series B preferred stock	(69)
Basic income attributable to common stockholders	$11,303	19,495	$0.58

Basic income attributable to common stockholders before effect of dilutive securities	$11,303	19,495	$0.58
Effect of dilutive securities	69	1,054	(0.03)
Diluted income attributable to common stockholders	$11,372	20,549	$0.55

	Three Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$7,371
Dividends and accretion on Series B preferred stock	(70)
Basic income attributable to common stockholders	$7,301	15,213	$0.48

Basic income attributable to common stockholders before effect of dilutive securities	$7,301	15,213	$0.48
Effect of dilutive securities	70	2,040	(0.05)
Diluted income attributable to common stockholders	$7,371	17,253	$0.43

	Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$14,177
Dividends and accretion on Series B preferred stock	(138)
Basic income attributable to common stockholders	$14,039	19,441	$0.72

Basic income attributable to common stockholders before effect of dilutive securities	$14,039	19,441	$0.72
Effect of dilutive securities	138	1,077	(0.03)
Diluted income attributable to common stockholders	$14,177	20,518	$0.69

	Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$12,212
Dividends and accretion on Series B preferred stock	(140)
Basic income attributable to common stockholders	$12,072	14,913	$0.81

Basic income attributable to common stockholders before effect of dilutive securities	$12,072	14,913	$0.81
Effect of dilutive securities	140	2,229	(0.10)
Diluted income attributable to common stockholders	$12,212	17,142	$0.71

For the three- and six-month periods ended June 30, 2006, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculations. Because the performance criteria relating to 70 thousand outstanding performance stock awards had not been satisfied for the three-month period ended June 30, 2006, the dilutive effect of such 70 thousand shares is excluded from the above calculation.

For the three-month period ended June 30, 2005, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculation. Because the effects would be anti-dilutive for the period presented, the above computation of diluted earnings attributable to common shareholders exclude the effect of the assumed exercise of 21 thousand stock options for the six-month period ended June 30, 2005.

(12) STOCKHOLDERS’ EQUITY

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July, and October at the rate of $1.00 per share per quarter. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15 and April 15, 2006 and January 15 and April 15, 2005 were paid in cash.

(13) STOCK-BASED COMPENSATION

The adoption of SFAS No. 123(R) reduced the Company’s reported net income and earnings per share, since adopting SFAS No. 123(R) results in the Company recording compensation cost for employee stock options, awards of unvested shares vesting over time based on continued employment but without performance criteria (“restricted stock awards”), awards of unvested shares vesting over time based on continued employment but also with performance criteria (“performance stock awards”), awards of common stock for services previously rendered  (“common stock awards”), and compensatory employee share purchase plans. The Company elected not to modify previously granted stock-based awards. As a result of the changes in accounting under SFAS No. 123(R) and a desire to design the Company’s long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Compensation Committee of the Company’s Board of Directors approved a substantial change in the form of awards that it grants under the Company’s current equity incentive plan. Beginning in November 2005, stock option grants for key managers were replaced with restricted stock awards or performance stock awards. The Company accordingly expects the number of stock option grants to decrease in future years.

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

The Company included $1.0 million and $1.6 million in total stock-based compensation expense to employees in its statements of operations for the three- and six-month periods ended June 30, 2006, respectively as a result of the adoption of SFAS No. 123(R). None of the compensation expense related to stock-based compensation arrangements was capitalized as part of inventory or fixed assets. Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. The Company recorded $1.3 million of excess tax benefits from the three- and six-month periods ended June 30, 2006, respectively.

The application of SFAS No. 123(R) had the following effect on reported amounts for the three- and six-month periods ended June 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended June 30, 2006
	Using Previous Accounting	SFAS No. 123(R) Adjustments	As Reported
Income from operations	$18,884	$(1,035)	$17,849
Income before income taxes	15,876	(1,035)	14,841
Net income	12,257	(885)	11,372

Basic income per share	0.63	(0.05)	0.58
Diluted income per share	0.59	(0.04)	0.55

	Six Months Ended June 30, 2006
	Using Previous Accounting	SFAS No. 123(R) Adjustments	As Reported
Income from operations	$34,433	$(1,591)	$32,842
Income before income taxes	19,932	(1,591)	18,341
Net income	15,537	(1,360)	14,177

Basic income per share	0.80	(0.08)	0.72
Diluted income per share	0.76	(0.07)	0.69

The stock-based compensation expense related to the Company’s stock-based awards for the three- and six-month periods ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Sales, general and administrative	$1,035	$1,591
Related income tax benefits	(150)	(231)
Stock-based compensation, net of taxes	$885	$1,360

Net stock-based compensation expense, per common share:
Basic	$0.05	$0.08
Diluted	$0.04	$0.07

For purposes of determining the disclosures required by SFAS No. 123(R), the fair values of performance stock, restricted stock, stock options, and common stock granted under the Company’s stock-based compensation plan were estimated on the date of the grant at the fair value, net of expected forfeitures in the six months ended June 30, 2006. Shares subject to purchase under the compensatory Employee Stock Purchase Plan (“ESPP”) in the six months ended June 30, 2006 were estimated at the beginning of the ESPP period using the Black-Scholes option-pricing model, respectively. During the three- and six-month periods ended June 30, 2006, the Company granted 0 shares and 71,292 shares of performance stock awards, respectively. The Company granted 2,600 shares of restricted stock awards, 18,000 shares of stock option awards, and 3,000 shares of common stock in the three-month period ended June 30, 2006. The following assumptions were used in calculating the grant date fair value of performance stock, restricted stock, stock options and common stock awards issued and compensatory ESPP shares purchased for the six months ended June 30, 2006:

Six Months Ended June 30, 2006
Performance Stock Awards:
Stock price at grant date	$31.73
Expected forfeiture rate—Executives/Directors	2.00%
Expected forfeiture rate—Employees	5.00%

Restricted Stock Awards (service based):
Stock price at grant date	$29.37
Stock price at grant date	34.77
Expected forfeiture rate—Executives/Directors	2.00%
Expected forfeiture rate—Employees	5.00%

Stock Option Awards: (1)
Stock price at grant date	$34.77
Expected forfeiture rate—Executives/Directors	2.00%
Expected forfeiture rate—Employees	5.00%
Dividend yield	none
Expected volatility	86%
Risk-free interest rate	4.84%
Expected life (years)	3.5

Common Stock Awards:
Stock price at grant date	$29.37
Expected forfeiture rate—Executives/Directors	0.00%
Expected forfeiture rate—Employees	0.00%

ESPP: (2)
Risk-free interest rate	4.68%
Expected dividend yield	0.00%
Expected life of ESPP shares (years)	0.25
Expected volatility of underlying stock	27.00%
Expected forfeitures as percentage of total ESPP shares	0.00%

(1) The risk-free rate for the stock options is the average yield rate of the 3- and 5-year term on the U.S. Treasury Constant Maturities at the inception of each quarterly stock option period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the stock options shares is 3.5 years based on the simplified method as described in Staff Accounting  Bulletin No. 107. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the stock option shares. Under the true-up provisions of SFAS No. 123(R), additional expense will be recorded related to stock option awards if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

 (2) The risk-free rate for the ESPP is the yield rate on three-month U.S. Treasury Constant Maturities at the inception of each quarterly ESPP period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the ESPP shares is 0.25 years since shares are purchased through the plan on a quarterly basis. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the ESPP shares. The expected forfeitures as a percentage of total ESPP shares are zero due to the short-term nature of the plan. Under the true-up provisions of SFAS No. 123(R), additional expense will be recorded related to performance stock awards if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation in the prior-year period (in thousands except for per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income attributable to common stockholders	$7,301	$12,072
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards net of related tax effects	361	842
Pro forma net income attributable to common stockholders	$6,940	$11,230

Earnings per share:
Basic as reported	$0.48	$0.81
Basic pro forma	0.46	0.75

Diluted as reported	0.43	0.71
Diluted pro forma	0.41	0.66

In 1992 the Company adopted an equity incentive plan (the “1992 Plan”), which provides for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the “2000 Plan”), which provides for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards. In 2002, the Company amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan from 0.8 million shares to 1.5 million shares and in 2005, the Company further amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan to 2.0 million. As of June 30, 2006, the Company had the following types of stock-based compensation awards outstanding under these plans: stock options, restricted stock awards and performance stock awards. As of December 31, 2005, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options, except for an aggregate of 37,950 restricted stock awards which the Company made in November 2005. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards granted in November 2005 vest over five years subject to continued employment. During the six months ended June 30, 2006, the Company granted 71,292 shares of performance stock awards, 2,600 shares of restricted stock, 18,000 stock options and 3,000 shares of common stock.

As of June 30, 2006, the Company had reserved 707,239 shares of common stock available for grant under the 2000 Plan, exclusive of shares previously issued (either upon exercise of stock options or pursuant to restricted stock, performance stock or common stock awards) or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on June 30, 2006 options for an aggregate of 117,915 shares which shall remain in effect until such options are either exercised or expire in accordance with their terms. In addition, on June 30, 2006, there were outstanding options for an aggregate of 1,750 shares under the Company’s 1987 Equity Incentive Plan which had expired in 1997.

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

Activity under the Plans relating to stock options is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,192,518	$3.17
Granted at fair value	967,042	12.54
Forfeited	(154,685)	11.23
Exercised	(246,965)	2.10
Outstanding at December 31, 2003	1,757,910	7.76
Granted at fair value	77,833	6.70
Forfeited	(27,310)	8.61
Exercised	(172,665)	2.26
Outstanding at December 31, 2004	1,635,768	8.28
Granted at fair value	21,000	19.02
Forfeited	(134,500)	9.56
Exercised	(701,723)	6.37
Outstanding at December 31, 2005	820,545	9.98
Granted	18,000	34.77
Forfeited	(20,500)	12.98
Exercised	(185,310)	9.86
Outstanding at June 30, 2006	632,735	$10.85

Summarized information about stock options outstanding at June 30, 2006 was as follows:

				Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.81- 1.88	45,015	1.92	$1.82	45,015	$1.82
1.88 - 2.50	51,650	4.12	2.26	44,650	2.26
2.50 - 3.26	20,100	5.44	3.26	100	2.88
3.26 - 6.46	29,100	5.67	5.46	18,500	5.73
6.46 - 8.08	18,833	3.39	7.89	16,833	7.92
8.08 - 9.18	26,667	5.99	9.09	5,667	9.18
9.18 - 11.70	77,000	4.21	10.64	39,000	11.00
11.70 - 12.98	328,370	6.65	12.98	90,320	12.98
12.98 - 34.77	36,000	6.03	26.90	10,000	28.45

Total	632,735		$10.85	270,085	$8.74

Options exercisable at June 30, 2006 and December 31, 2005, were 270,085 and 289,437, respectively. The weighted average exercise prices for the exercisable options at June 30, 2006 and December 31, 2005, were $8.74 and $6.89, respectively.

As of June 30, 2006, there was $2.4 million of total unrecognized compensation cost arising from non-vested compensation related to stock option awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Awards

The following information relates to restricted stock awards that have been granted to employees under the Company’s stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to expense over its vesting period. At June 30, 2006, there were 33,420 shares of restricted stock outstanding.

The following table summarizes information about restricted stock awards for the six months ended June 30, 2006:

Restricted Stock (Non-vested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	37,950	$28.98
Granted	2,100	34.77
Granted	500	29.37
Vested	(4,130)	28.98
Expired	—	—
Forfeited	(3,000)	28.98
Unvested at June 30, 2006	33,420	$29.35

As of June 30, 2006, there was $1.0 million of total unrecognized compensation cost arising from non-vested compensation related to restricted stock awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 4.0 years.

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

The fair value of each performance stock award is based on the closing price of the Company’s stock on the date of grant and is amortized to expense over its vesting period, if performance measures are considered probable. At June 30, 2006, there were 70,189 performance shares outstanding.

The following table summarizes information about performance stock awards for the three months ended June 30, 2006:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	—	—
Granted	71,292	$31.73
Vested	—	—
Expired	—	—
Forfeited	(1,103)	31.73
Unvested at June 30, 2006	70,189	$31.73

As of June 30, 2006, there was $1.7 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.5 years.

In the three- and six-month periods ended June 30, 2006, the Company issued an aggregate of 0 and 71,292 performance stock awards, respectively under its stock incentive plans.

Employee Stock Purchase Plan

In May of 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. According to the ESPP, a total of one million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company’s stockholders approved an increase of 500,000 in the maximum number of shares, which can be issued under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair value of the purchase rights granted under the ESPP during the six months ended June 30, 2006 was $6.18.

Common Stock Awards

In the six-month period ended June 30, 2006, the Company issued 3,000 shares of common stock under the Company’s stock incentive plans which vested immediately. The accounting measurement date was determined to be April 26, 2006, the date that a mutual understanding was reached by both the employees and the Company.

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

The following table reconciles third party revenues to direct revenues for the three and six-month periods ended June 30, 2006 and 2005 (in thousands). The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended June 30, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$135,477	$64,839	$(754)	$199,562
Intersegment revenues	30,950	6,368	86	37,404
Gross revenues	166,427	71,207	(668)	236,966
Intersegment expenses	(27,102)	(11,018)	716	(37,404)
Direct revenues	$139,325	$60,189	$48	$199,562

	For the Three Months Ended June 30, 2005
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$116,632	$57,888	$(610)	$173,910
Intersegment revenues	31,059	6,372	425	37,856
Gross revenues	147,691	64,260	(185)	211,766
Intersegment expenses	(26,576)	(11,198)	(82)	(37,856)
Direct revenues	$121,115	$53,062	$(267)	$173,910

	For the Six Months Ended June 30, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$253,558	$131,427	$(928)	$384,057
Intersegment revenues	60,436	11,642	232	72,310
Gross revenues	313,994	143,069	(696)	456,367
Intersegment expenses	(51,061)	(22,058)	809	(72,310)
Direct revenues	$262,933	$121,011	$113	$384,057

	For the Six Months Ended June 30, 2005
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$220,517	$118,419	$(60)	$338,876
Intersegment revenues	61,443	13,096	352	74,891
Gross revenues	281,960	131,515	292	413,767
Intersegment expenses	(51,246)	(23,409)	(236)	(74,891)
Direct revenues	$230,714	$108,106	$56	$338,876

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Direct Revenues:
Technical Services	$139,325	$121,115	$262,933	$230,714
Site Services	60,189	53,062	121,011	108,106
Corporate Items	48	(267)	113	56
Total	199,562	173,910	384,057	338,876

Cost of Revenues:
Technical Services	90,898	81,798	175,984	162,122
Site Services	42,653	40,000	87,534	80,843
Corporate Items	2,413	2,636	3,804	2,016
Total	135,964	124,434	267,322	244,981

Selling, General & Administrative Expenses:
Technical Services	14,189	12,235	27,265	23,955
Site Services	5,905	5,141	11,843	10,327
Corporate Items	15,158	7,932	24,499	15,387
Total	35,252	25,308	63,607	49,669

Adjusted EBITDA:
Technical Services	34,238	27,082	59,684	44,637
Site Services	11,631	7,921	21,634	16,936
Corporate Items	(17,523)	(10,835)	(28,190)	(17,347)
Total	28,346	24,168	53,128	44,226

Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,543	2,616	5,053	5,250
Depreciation and amortization	7,954	7,145	15,233	14,354
Income from operations	17,849	14,407	32,842	24,622
Other (income) expense	132	109	162	(510)
Loss on early extinguishment of debt	—	—	8,290	—
Interest expense, net of interest income	2,876	5,946	6,049	11,907
Income before provision for income taxes	$14,841	$8,352	$18,341	$13,225

The following table presents assets by reported segment and in the aggregate (in thousands):

	June 30, 2006	December 31, 2005
Property, plant and equipment, net
Technical Services	$156,317	$143,640
Site Services	14,662	13,271
Corporate or other assets	17,905	21,613
	$188,884	$178,524
Intangible assets:
Technical Services
Goodwill	$18,884	$18,884
Permits, net	72,039	72,357
Customer profile database, net	1,122	1,582
	92,045	92,823
Site Services
Goodwill	148	148
Permits, net	3,790	3,838
Customer profile database, net	19	26
	3,957	4,012
	$96,002	$96,835

The following table presents the total assets by reported segment (in thousands):

	June 30, 2006	December 31, 2005
Technical Services	$371,379	$355,655
Site Services	30,416	25,957
Corporate Items	176,484	232,752
Total	$578,279	$614,364

The following table presents the total assets by geographical area (in thousands):

	June 30, 2006	December 31, 2005
United States	$472,469	$512,388
Canada	105,810	101,976
Total	$578,279	$614,364

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

Following is the condensed consolidating balance sheet at June 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$545	$59,928	$19,445	$—	$79,918
Marketable securities	10,100	1,650	—	—	11,750
Accounts receivable, net	398	124,338	20,461	—	145,197
Unbilled accounts receivable	—	8,675	974	—	9,649
Intercompany receivables	26,965	—	6,408	(33,373)	—
Deferred costs	—	4,450	817	—	5,267
Prepaid expenses and other current assets	403	7,061	1,511	—	8,975
Supplies inventories	—	11,371	1,214	—	12,585
Income taxes receivable	—	—	673	—	673
Properties held for sale	—	7,990	246	—	8,236
Property, plant and equipment, net	—	162,789	26,095	—	188,884
Deferred financing costs	7,091	—	7	—	7,098
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	51,798	25,172	—	76,970
Investments in subsidiaries	216,136	49,100	91,654	(356,890)	—
Deferred tax assets	—	—	1,023	—	1,023
Intercompany note receivable	—	107,623	3,701	(111,324)	—
Other assets	—	1,316	1,706	—	3,022
Total assets	$261,638	$617,121	$201,107	$(501,587)	$578,279
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$2,352	$867	$—	$3,219
Accounts payable	—	65,330	8,965	—	74,295
Accrued disposal costs	—	1,565	1,425	—	2,990
Deferred revenue	—	19,409	3,817	—	23,226
Other accrued expenses	5,647	35,581	3,626	—	44,854
Income taxes payable	1,365	(270)	2,352	—	3,447
Intercompany payables	18,082	12,659	(3)	(30,738)	—
Closure, post-closure and remedial liabilities	—	154,903	17,222	—	172,125
Long-term obligations	96,432	—	—	—	96,432
Capital lease obligations	—	4,278	689	—	4,967
Other long-term liabilities	—	—	15,628	—	15,628
Intercompany note payable	3,701	—	107,623	(111,324)	—
Accrued pension cost	—	—	685	—	685
Total liabilities	125,227	295,807	162,896	(142,062)	441,868
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	196	—	2,235	(2,235)	196
Additional paid-in capital	144,840	189,471	4,049	(193,520)	144,840
Accumulated other comprehensive income	11,514	20,216	(6,932)	(13,284)	11,514
Accumulated earnings (deficit)	(20,140)	111,627	38,859	(150,486)	(20,140)
Total stockholders’ equity	136,411	321,314	38,211	(359,525)	136,411
Total liabilities and stockholders’ equity	$261,638	$617,121	$201,107	$(501,587)	$578,279

Following is the condensed consolidating balance sheet at December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$10,391	$110,649	$11,409	$—	$132,449
Restricted cash	3,469	—	—	—	3,469
Accounts receivable, net	292	119,978	27,389	—	147,659
Unbilled accounts receivable	—	5,500	1,549	—	7,049
Intercompany receivables	69,974	—	3,940	(73,914)	—
Deferred costs	—	3,943	994	—	4,937
Prepaid expenses	1,209	4,722	480	—	6,411
Supplies inventories	—	11,443	1,280	—	12,723
Income taxes receivable	—	—	1,462	—	1,462
Properties held for sale	—	7,479	191	—	7,670
Property, plant and equipment, net	—	154,178	24,346	—	178,524
Deferred financing costs	9,498	—	10	—	9,508
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	53,125	24,678	—	77,803
Investments in subsidiaries	183,169	45,002	91,654	(319,825)	—
Deferred tax asset	—	—	1,934	—	1,934
Intercompany note receivable	—	102,951	3,701	(106,652)	—
Other assets	—	1,374	2,360	—	3,734
Total assets	$278,002	$639,376	$197,377	$(500,391)	$614,364
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$6,402	$1,580	$—	$7,982
Accounts payable	—	58,412	12,960	—	71,372
Accrued disposal costs	—	1,631	1,478	—	3,109
Deferred revenue	—	17,142	4,642	—	21,784
Other accrued expenses	8,315	36,463	5,001	—	49,779
Income taxes payable	2,038	(206)	2,626	—	4,458
Intercompany payables	—	73,914	—	(73,914)	—
Closure, post-closure and remedial liabilities	—	154,623	16,066	—	170,689
Long-term obligations	148,290	—	—	—	148,290
Capital lease obligations	—	5,220	781	—	6,001
Other long-term liabilities	—	—	14,417	—	14,417
Intercompany note payable	3,701	—	102,951	(106,652)	—
Accrued pension cost	—	—	825	—	825
Total liabilities	162,344	353,601	163,327	(180,566)	498,706
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	194	—	2,236	(2,236)	194
Additional paid-in capital	141,079	195,485	4,049	(199,534)	141,079
Accumulated other comprehensive income	9,745	15,551	(3,790)	(11,761)	9,745
Restricted stock unearned compensation	(1,044)	—	—	—	(1,044)
Accumulated earnings (deficit)	(34,317)	74,739	31,555	(106,294)	(34,317)
Total stockholders’ equity	115,658	285,775	34,050	(319,825)	115,658
Total liabilities and stockholders’ equity	$278,002	$639,376	$197,377	$(500,391)	$614,364

Following is the consolidating statement of operations for the three months ended June 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$169,814	$30,345	$(597)	$199,562
Cost of revenues	—	118,067	18,494	(597)	135,964
Selling, general and administrative expenses	—	30,429	4,823	—	35,252
Accretion of environmental liabilities	—	2,319	224	—	2,543
Depreciation and amortization	—	6,726	1,228	—	7,954
Income from operations	—	12,273	5,576	—	17,849
Other income (expense)	—	(113)	(19)	—	(132)
Loss on early extinguishment of debt	—	—	—	—	—
Interest income (expense)	(3,298)	289	133	—	(2,876)
Equity in earnings of subsidiaries	16,739	4,308	—	(21,047)	—
Intercompany dividend income (expense)	—	—	3,050	(3,050)	—
Intercompany interest income (expense)	—	2,942	(2,942)	—	—
Income before provision for income taxes	13,441	19,699	5,798	(24,097)	14,841
Provision for income taxes	2,069	162	1,238	—	3,469
Net income	$11,372	$19,537	$4,560	$(24,097)	$11,372

Following is the consolidating statement of operations for the three months ended June 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$144,794	$32,959	$(3,843)	$173,910
Cost of revenues	—	106,173	22,104	(3,843)	124,434
Selling, general and administrative expenses	47	20,051	5,210	—	25,308
Accretion of environmental liabilities	—	2,421	195	—	2,616
Depreciation and amortization	—	6,131	1,014	—	7,145
Income from operations	(47)	10,018	4,436	—	14,407
Other income (expense)	(23)	(94)	8	—	(109)
Interest expense (expense)	(5,923)	4	(27)	—	(5,946)
Equity in earnings of subsidiaries	13,630	3,861	—	(17,491)	—
Intercompany dividend income (expense)	—	—	2,749	(2,749)	—
Intercompany interest income (expense)	—	2,652	(2,652)	—	—
Income before provision for income taxes	7,637	16,441	4,514	(20,240)	8,352
Provision for (benefit from) income taxes	266	139	576	—	981
Net income	$7,371	$16,302	$3,938	$(20,240)	$7,371

Following is the consolidating statement of operations for the six months ended June 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$326,542	$61,835	$(4,320)	$384,057
Cost of revenues	—	230,946	40,696	(4,320)	267,322
Selling, general and administrative expenses	—	54,112	9,495	—	63,607
Accretion of environmental liabilities	—	4,616	437	—	5,053
Depreciation and amortization	—	12,888	2,345	—	15,233
Income from operations	—	23,980	8,862	—	32,842
Other income (expense)	2	(116)	(48)	—	(162)
Loss on early extinguishment of debt	(8,290)	—	—	—	(8,290)
Interest income (expense)	(6,817)	560	208	—	(6,049)
Equity in earnings of subsidiaries	31,190	6,989	—	(38,179)	—
Intercompany dividend income (expense)	—	—	6,013	(6,013)	—
Intercompany interest income (expense)	—	5,800	(5,800)	—	—
Income before provision for income taxes	16,085	37,213	9,235	(44,192)	18,341
Provision for (benefit from) income taxes	1,908	325	1,931	—	4,164
Net income	$14,177	$36,888	$7,304	$(44,192)	$14,177

Following is the consolidating statement of operations for the six months ended June 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$283,390	$62,532	$(7,046)	$338,876
Cost of revenues	—	208,395	43,632	(7,046)	244,981
Selling, general and administrative expenses	47	39,672	9,950	—	49,669
Accretion of environmental liabilities	—	4,861	389	—	5,250
Depreciation and amortization	—	12,040	2,314	—	14,354
Income from operations	(47)	18,422	6,247	—	24,622
Other income (expense)	565	(63)	8	—	510
Interest expense (expense)	(11,794)	(66)	(47)	—	(11,907)
Equity in earnings of subsidiaries	24,038	5,938	—	(29,976)	—
Intercompany dividend income (expense)	—	—	5,538	(5,538)	—
Intercompany interest income (expense)	—	5,342	(5,342)	—	—
Income before provision for income taxes	12,762	29,573	6,404	(35,514)	13,225
Provision for (benefit from) income taxes	550	215	248	—	1,013
Net income	$12,212	$29,358	$6,156	$(35,514)	$12,212

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$96,101	$(45,440)	$830	$(21,047)	$30,444
Cash flows from investing activities:
Additions to property, plant and equipment	—	(17,791)	(2,626)	—	(20,417)
Increase in permits	—	(572)	—	—	(572)
Acquisition costs	(98)	—	—	—	(98)
Sales of marketable securities	10,100	33,500	—	—	43,600
Purchase of available-for-sale securities	(53,700)	(1,650)	—	—	(55,350)
Proceeds from sale of fixed assets and assets held for sale	—	530	—	—	530
Proceeds from sale of stock outstanding	3,470	—	—	—	3,470
Proceeds from insurance claims	384	—	—	—	384
Investment in subsidiaries	(16,739)	(4,308)	—	21,047	—
Net cash (used in) provided by investing activities	(56,583)	9,709	(2,626)	21,047	(28,453)

Cash flows from financing activities:
Change in uncashed checks	—	(2,347)	(2,478)	—	(4,825)
Proceeds from exercise of stock options	1,685	—	—	—	1,685
Dividend payments on preferred stock	(138)	—	—	—	(138)
Excess tax benefit from stock-based compensation	1,309	—	—	—	1,309
Deferred financing costs incurred	(85)	—	—	—	(85)
Proceeds from employee stock purchase plan	365	—	—	—	365
Payments of capital leases	—	(833)	(127)	—	(960)
Dividends (paid) received	—	(11,810)	11,810	—	—
Principal payments on debt	(52,500)	—	—	—	(52,500)
Net cash (used in) provided by financing activities	(49,364)	(14,990)	9,205	—	(55,149)

Increase (decrease) in cash and cash equivalents	(9,846)	(50,721)	7,409	—	(53,158)
Effect of exchange rate change on cash	—	—	627	—	627
Cash and cash equivalents, beginning of period	10,391	110,649	11,409	—	132,449

Cash and cash equivalents, end of period	$545	$59,928	$19,445	$—	$79,918

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$20,442	$17,129	$1,439	$(29,976)	$9,034
Cash flows from investing activities:
Additions to property, plant and equipment	—	(5,921)	(1,059)	—	(6,980)
Increase in permits	—	(892)	—	—	(892)
Sales of marketable securities	10,000	6,800	—	—	16,800
Proceeds from sale of fixed assets	—	367	8	—	375
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—	—
Investment in subsidiaries	(24,038)	(5,938)	—	29,976	—
Net cash (used in) provided by investing activities	(14,038)	4,681	(11,316)	29,976	9,303

Cash flows from financing activities:
Change in uncashed checks	—	(1,955)	68	—	(1,887)
Proceeds from exercise of stock options	3,691	—	—	—	3,691
Dividend payments on preferred stock	(140)	—	—	—	(140)
Deferred financing costs incurred	(86)	—	—	—	(86)
Proceeds from employee stock purchase plan	256	—	—	—	256
Payments of capital leases	—	(786)	(102)	—	(888)
Dividends (paid) received	—	(5,522)	5,522	—	—
Net cash (used in) provided by financing activities	3,721	(8,263)	5,488	—	946

Increase (decrease) in cash and cash equivalents	10,125	13,547	(4,389)	—	19,283
Effect of exchange rate change on cash	—	—	(116)	—	(116)
Cash and cash equivalents, beginning of period	76	20,984	10,021	—	31,081

Cash and cash equivalents, end of period	$10,201	$34,531	$5,516	$—	$50,248

(16) PROPOSED ACQUISITION

On May 3, 2006, the Company entered into a purchase and sale agreement with SITA U.S.A., Inc., a Delaware corporation (“Seller”), pursuant to which the Company has agreed to purchase from Seller all of the membership interests in Teris L.L.C., a Delaware limited liability company (“Teris”). The purchase price is $52.7 million in cash, subject to closing adjustments. The Company anticipates that it will finance the acquisition through available cash and a term loan under the Company’s existing credit agreement. The acquisition is expected to close, subject to the satisfaction or waiver of customary closing conditions, during the third quarter of 2006. During the six-month period ended June 30, 2006, the Company recorded $1.6 million in acquisition related costs of which $1.0 million is included in prepaid expenses and other current assets and $0.6 million of integration costs are included in selling, general and administrative expenses.

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

In addition, as part of the acquisition, we assumed certain environmental liabilities, valued in accordance with generally accepted accounting principles in the United States. At June 30, 2006, such liabilities were approximately $172.1 million. We now anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

Environmental Liabilities

Environmental liabilities are composed of closure and post-closure liabilities and remedial liabilities.

Closure and Post-closure Liabilities

Reserves for closure and post-closure obligations are as follows (in thousands):

	June 30, 2006	December 31, 2005
Landfill facilities:
Cell closure	$17,226	$16,507
Facility closure	619	672
Post-closure	831	889
	18,676	18,068
Non-landfill retirement liability:
Facility closure	5,845	5,554
	24,521	23,622
Less obligation classified as current	3,502	2,894
Long-term closure and post-closure liabilities	$21,019	$20,728

Anticipated payments at June 30, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months of 2006	$1,681
2007	4,445
2008	4,688
2009	2,033
2010	8,649
Thereafter	201,247
Undiscounted closure and post-closure liabilities	222,743
Less: Reserves to be provided (including discount of $115.9 million) over remaining site lives	(198,222)
Present value of closure and post-closure liabilities	$24,521

The changes to closure and post-closure liabilities for the six months ended June 30, 2006 are as follows (in thousands):

	December 31, 2005	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassi- fications and Other	Payments	June 30, 2006
Landfill retirement liability	$18,068	$524	$1,263	$(528)	$(275)	$41	$(417)	$18,676
Non-landfill retirement liability	5,554	—	385	30	186	9	(319)	5,845
Total	$23,622	$524	$1,648	$(498)	$(89)	$50	$(736)	$24,521

The following table presents the change in remaining highly probable airspace from December 31, 2005 through June 30, 2006 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2005	29,001
Consumed during six months ended June 30, 2006	(395)
Remaining capacity at June 30, 2006	28,606

New asset retirement obligations incurred in 2006 are being discounted at the credit-adjusted risk-free rate of 9.25% and inflated at a rate of 2.17%.

As of June 30, 2006, there were four unpermitted expansions included in our landfill accounting model, which represents 36.4% of our remaining airspace at that date. Of these expansions, one represents an exception to our established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed, the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application was not submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. As of June 30, 2006, this airspace still represented an exception to our permit application criteria. Had we not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the three- and six-month periods ended June 30, 2006 would have been higher by $173 thousand and $336 thousand, respectively.

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

Reserves for remedial obligations are as follows (in thousands):

	June 30, 2006	December 31, 2005
Remedial liabilities for landfill sites	$5,077	$4,901
Remedial liabilities for discontinued facilities not now used in the active conduct of the Company’s business	91,214	92,023
Remedial liabilities (including Superfund) for non-landfill open sites	51,313	50,143
	147,604	147,067
Less obligations classified as current	10,764	7,923
Long-term remedial liabilities	$136,840	$139,144

Anticipated payments at June 30, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months of 2006	$5,008
2007	11,855
2008	11,308
2009	12,017
2010	10,036
Thereafter	138,877
Undiscounted remedial liabilities	189,101
Less: Discount	(41,497)
Total remedial liabilities	$147,604

The anticipated payments for Long-term Maintenance range from $4.2 million to $6.7 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $3.6 million to $7.5 million per year with an average expected payment of $4.6 million per year. Legal and Superfund liabilities payments are expected to be between $0.3 million and $1.6 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

The changes to remedial liabilities for the six months ended June 30, 2006 are as follows (in thousands):

	December 31, 2005	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	June 30, 2006
Remedial liabilities for landfill sites	$4,901	$118	$(1)	$101	$(42)	$5,077
Remedial liabilities for discontinued sites not now used in the active conduct of the Company’s business	92,023	2,138	(1,326)	20	(1,641)	91,214
Remedial liabilities (including Superfund) for non-landfill operations	50,143	1,149	390	607	(976)	51,313
Total	$147,067	$3,405	$(937)	$728	$(2,659)	$147,604

The net $0.9 million benefit from changes in estimate recorded to selling, general and administrative expenses on the statement of operations is due to: (i) the discounting effect of delays in certain remedial projects, (ii) cost reductions negotiated with vendors and permit fee reductions, and (iii) a pattern of historical spending being less than originally expected.

At December 31, 2005, we estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such remedial liabilities could be up to $22.1 million greater than the above $147.1 million.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R). We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 will be recognized as compensation cost over the remaining requisite service period. The results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for periods prior to adoption to illustrate the effect on net income and earning per share of applying the fair value recognition provisions of SFAS No. 123.

We included $1.0 million and $1.6 million in total stock-based compensation expense to employees in our statements of operations for the three- and six-month periods ended June 30, 2006, respectively as a result of the adoption of SFAS No. 123(R). See Note 13, “Stock-based Compensation” to the consolidated financial statements for additional detail.

Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS No. 123(R). Compensation expense associated with restricted stock and performance stock awards is measured based on the grant-date fair value of our common stock and the probability of achieving performance goals where applicable, and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense is only recognized for those awards that we expect to vest, which is estimated upon an assessment of historical forfeitures. Under the true-up provisions of SFAS No. 123(R), additional expense will be recorded related to stock options, restricted stock awards and performance stock awards if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

As of June 30, 2006, there were $2.4 million, $1.0 million and $1.7 million of total unrecognized compensation cost arising from non-vested compensation related to stock options, restricted stock awards, and performance stock awards under our stock incentive plans, respectively. These costs are expected to be recognized over the weighted-average periods of 1.1 years, 4.0 years and 1.5 years, respectively, for stock options, restricted stock awards and performance stock awards.

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

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below):
Disposal costs to third parties	3.3	4.5	3.0	4.3
Other cost of revenues	64.8	67.0	66.6	68.0
Total cost of revenues	68.1	71.5	69.6	72.3
Selling, general and administrative expenses	17.7	14.6	16.5	14.7
Accretion of environmental liabilities	1.3	1.5	1.3	1.5
Depreciation and amortization	4.0	4.1	4.0	4.2
Income from operations	8.9	8.3	8.6	7.3
Other income (expense)	(0.1)	(0.1)	—	0.1
Loss on early extinguishment of debt	—	—	(2.2)	—
Interest (expense), net of interest income	(1.4)	(3.4)	(1.6)	(3.5)
Income before provision for income taxes	7.4	4.8	4.8	3.9
Provision for income taxes	1.7	0.6	1.1	0.3
Net income	5.7%	4.2%	3.7%	3.6%

Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA (a measure not defined under US generally accepted accounting principles) as the term “EBITDA” is defined in our current credit agreement and indenture for covenant compliance purposes. This definition is net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, gain (loss) on sale of fixed assets, loss on early extinguishment of debt, and cumulative effect of change in accounting principle, net of tax.

Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States. Because all companies do not calculate Adjusted EBITDA identically, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net income to Adjusted EBITDA for the six-month period ended June 30, 2006:

Net income	$14,177
Accretion of environmental liabilities	5,053
Depreciation and amortization	15,233
Loss on early extinguishment of debt	8,290
Interest expense, net of interest income	6,049
Provision for income taxes	4,164
Other income (expense)	162
Adjusted EBITDA	$53,128

The following reconciles Adjusted EBITDA to cash provided from operations for the six months ended June 30, 2006:

Adjusted EBITDA	$53,128
Interest expense, net	(6,049)
Provision for income taxes	(4,164)
Allowance for doubtful accounts	764
Amortization of deferred financing costs	709
Change in environmental estimates	(1,435)
Gain on insurance settlement	(184)
Amortization of debt discount	46
Deferred income taxes	979
Stock-based compensation	1,592
Loss on early extinguishment of debt	(5,907)
Changes in assets and liabilities
Accounts receivable	2,576
Unbilled accounts receivable	(2,543)
Deferred costs	(288)
Prepaid expenses	(1,527)
Accounts payable	(938)
Environmental expenditures	(3,395)
Deferred revenue	1,253
Accrued disposal costs	(181)
Other accrued expenses	(5,254)
Income taxes payable, net	267
Other, net	995
Net cash provided by operating activities	$30,444

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three- and six-month periods ended June 30, 2006 and 2005 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 22, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1, “Financial Statements” and in particular Note 14, “Segment Reporting” in this report.

	Summary of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Direct Revenues:
Technical Services	$139,325	$121,115	$262,933	$230,714
Site Services	60,189	53,062	121,011	108,106
Corporate Items	48	(267)	113	56
Total	199,562	173,910	384,057	338,876

Cost of Revenues:
Technical Services	90,898	81,798	175,984	162,122
Site Services	42,653	40,000	87,534	80,843
Corporate Items	2,413	2,636	3,804	2,016
Total	135,964	124,434	267,322	244,981

Selling, General & Administrative Expenses:
Technical Services	14,189	12,235	27,265	23,955
Site Services	5,905	5,141	11,843	10,327
Corporate Items	15,158	7,932	24,499	15,387
Total	35,252	25,308	63,607	49,669

Adjusted EBITDA:
Technical Services	34,238	27,082	59,684	44,637
Site Services	11,631	7,921	21,634	16,936
Corporate Items	(17,523)	(10,835)	(28,190)	(17,347)
Total	$28,346	$24,168	$53,128	$44,226

Three months ended June 30, 2006 versus the three months ended June 30, 2005

Revenues

Total revenues for the three months ended June 30, 2006 increased $25.5 million to $199.5 million from $174.0 million for the comparable period in 2005. Technical Services revenues for the three months ended June 30, 2006 increased $18.2 million to $139.3 million from $121.1 million for the comparable period in 2005. The primary increases in Technical Services revenues consisted of a $13.1 million increase in the volume of waste processed through our facilities offset by a $5.8 million decrease in the pricing of waste processed through our facilities primarily resulting from increased volumes of large quantity waste projects business. The increase was also attributable to a $3.7 million increase in large waste project transportation business and a $2.9 million increase due to the strengthening of the Canadian dollar. The remaining $4.3 million increase was composed of strong base business and project work across all regions.

Site Services revenues for the three months ended June 30, 2006 increased $7.1 million to $60.2 million from $53.1 million for the comparable period in 2005. In the second quarter of 2006, Site Services performed two major emergency response projects accounting for $1.9 million of outside revenues, offset by intercompany costs of  $0.2 million, resulting in direct revenue of $1.7 million, or 2.8% of direct revenue for this segment. In the second quarter of 2005, Site Services performed major emergency response work accounting for $3.2 million, offset by intercompany costs of $0.7 million, resulting in direct revenue of $2.5 million, or 4.7% of direct revenue for this segment. Base Site Services revenue increased $7.9 million from the second quarter of 2005 to the second quarter of 2006. This increase was due to large project work in the Engineering Group, higher PCB/oil volumes and increased oil and metal pricing as well as favorable volumes in the chemical recycling and distribution group. These increases were augmented by strong base and project business in the South and Northeast regions offset by generally slower business levels and a decrease in project work in the Midwest region. Site Services benefited in the second quarter of 2006 $0.2 million as compared to the second quarter of 2005 due to changes in foreign exchange.

There are many factors which have impacted, and will continue to impact, our revenues. These factors include, but are not limited to: economic conditions; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce and significant consolidation among treatment and disposal companies.

Cost of Revenues

Total cost of revenues for the three months ended June 30, 2006 increased $11.5 million to $135.9 million compared to $124.4 million for the comparable period in 2005. Technical Services cost of revenues increased $9.1 million to $90.9 million from $81.8 million for the comparable period in 2005. Cost of revenues for Technical Services increased $1.7 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar. Costs also increased by $4.8 million in outside transportation and rail primarily associated with large waste projects, $1.7 million in utilities and fuel, $0.9 million in equipment and vehicle repairs and rentals, $0.8 million in employee labor and related costs, $0.5 million in materials and supplies expense and $0.3 million in major maintenance at the incinerators. These increases were partially offset by a $0.8 million decrease in subcontractors, a $0.6 million decrease in deferred costs associated with waste inventory and $0.4 million decrease in outside disposal.

Site Services cost of revenues increased $2.6 million to $42.6 million from $40.0 million for the comparable period in 2005. Cost of revenues for the first quarter of 2006 related to the performance of major emergency response jobs decreased by $0.9 million in 2006 as compared to the comparable period in 2005. Non-event Site Services cost of revenue increased $1.4 million in materials and supplies, $1.3 million in labor and related costs, $0.8 million in fuel and equipment rental costs, and $0.6 million for subcontractors  These increases were offset by decreases of $0.9 million in outside disposal. Foreign exchange costs increased $0.2 million in the second quarter of 2006 as compared to the second quarter of 2005.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2006 increased $9.9 million to $35.3 million from $25.4 million for the comparable period in 2005. Technical Services selling, general and administrative expenses for the three months ended June 30, 2006 increased $1.9 million to $14.2 million from $12.3 million for the comparable period in 2005 primarily due to increased headcount and related labor costs associated with strategic and regional management resources. The increase was also attributable to a $0.6 million increase in bonuses, a $0.3 million increase of change in estimate of environmental liabilities, and a $0.2 million increase due to the strengthening of the Canadian dollar. Site Services selling, general and administrative expenses increased $0.8 million to $5.9 million for the three-month period ended June 30, 2006 from $5.1 million for the corresponding period of the preceding year. The increase was primarily due to additional headcount and related labor costs associated with strategic and regional management resources and increased incentive compensation costs. Corporate Items selling, general and administrative expenses for the three months ended June 30, 2006 increased $7.2 million to $15.2 million from $8.0 million for the comparable period in 2005. The increase related to environmental liability changes in estimate benefits being lower than the comparable period in 2005 by $3.2 million, increased salaries expense of $0.7 million related to stock option expense and vacation and sick time accrual adjustments, increased bonus accruals of $2.0 million, acquisition-related consulting costs of $0.6 million, and lease exit accruals and increased lease costs of $1.2 million, offset by other decreased costs of $0.5 million.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended June 30, 2006 and 2005 was similar at $2.5 million and $2.6 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2006 increased $0.9 million to $8.0 million from $7.1 million for the comparable period in 2005. The increase was primarily due to a $0.4 million write-off of leasehold improvements resulting from relocating the corporate office to Norwell, MA as well as changes in estimates in landfill lives and an increase in volumes at our landfill sites.

Other Income (Expense)

For the quarter ended June 30, 2006, other income (expense) of $(0.1) million consisted primarily of a loss on the sale of fixed assets.

For the quarter ended June 30, 2005, other income (expense) of $(0.1) million consisted almost entirely of a $(0.1) million loss relating to the sale of fixed assets.

Interest Expense, Net

Interest expense, net of interest income for the three months ended June 30, 2006, decreased $3.0 million to $2.9 million from $5.9 million for the comparable period in 2005. The decrease in interest expense was primarily due to interest savings resulting from the refinancing of our credit facilities on December 1, 2005 and the redemption of $52.5 million of Senior Secured Notes on January 12, 2006.

Income Taxes

Income tax expense for the three months ended June 30, 2006 increased $2.5 million to $3.5 million from $1.0 million for the comparable period in 2005. Income tax expense for the second quarter of 2006 consisted of: a current tax expense relating to the Canadian operations of $1.5 million, including withholding taxes; federal income tax of $1.5 million; and a state income tax expense of $0.5 million relating to profitable operations in certain legal entities. Income tax expense for the second quarter of 2005 consisted primarily of a current tax expense relating to the Canadian operations of $0.8 million including withholding taxes, $0.1 million of federal alternative minimum tax, and a state income tax expense of $0.1 million relating to profitable operations in certain legal entities.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at June 30, 2006 and December 31, 2005, we continued to maintain a full valuation allowance against our net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. We will continue to re-evaluate the need for this valuation allowance in light of all available evidence including projections of future operating results.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segment for the three months ended June 30, 2006 increased $4.1 million to $28.3 million from $24.2 million for the comparable period in 2005. Adjusted EBITDA contribution improved for each of the two segments in 2006. The contribution of Technical Services increased $7.2 million, Site Services contribution improved by $3.7 million and Corporate Items costs decreased $(6.8) million. The combined Adjusted EBITDA contribution was comprised of revenues of $199.5 million and $174.0 million, net of cost of revenues of $135.9 million and $124.4 million and selling, general and administrative expenses of $35.3 million and $25.4 million for the three-month periods ended June 30, 2006 and 2005, respectively.

Six months ended June 30, 2006 versus the six months ended June 30, 2005

Revenues

Total revenues for the six months ended June 30, 2006 increased $45.1 million to $384.0 million from $338.9 million for the comparable period in 2005. Technical Services revenues for the six months ended June 30, 2006 increased $32.2 million to $262.9 million from $230.7 million for the comparable period in 2005. The primary increases in Technical Services revenues consisted of a $17.8 million increase in the volume of waste processed through our facilities offset by a $4.1 million decrease in the pricing of waste processed through our facilities primarily resulting from increased volumes of large quantity waste projects business. The increase was also attributable to a $5.7 million increase in large waste project transportation business and a $4.2 million increase due to the strengthening of the Canadian dollar. The remaining $8.6 million increase is composed of strong base business and project work across all regions.

Site Services revenues for the six months ended June 30, 2006 increased $12.9 million to $121.0 million from $108.1 million for the comparable period in 2005. In 2006, this work accounted for $15.1 million of outside revenues, offset by intercompany costs of $2.0 million, resulting in direct revenue of $13.1 million, or 10.8% of direct revenue for this segment. In the first quarter of 2005, Site Services performed major emergency response work accounting for $14.9 million, offset by intercompany costs of $2.1 million, resulting in direct revenue of $12.8 million, or 11.8% of direct revenue for this segment. This increase was due to large project work in the Industrial Services and Engineering Group, higher PCB/Oil volumes and increased oil and metal pricing as well as favorable volumes in the chemical recycling and distribution group. Base Site Services revenue increased $12.6 million from the first half of 2005 compared to the first half of 2006. These increases were augmented by strong base and project business in the South region offset by generally slower business levels and a decrease in project work in the Midwest region.

There are many factors which have impacted, and will continue to impact, our revenues. These factors include, but are not limited to: economic conditions; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; industry-wide overcapacity; and direct shipment by generators of waste to the ultimate treatment or disposal location.

Cost of Revenues

Total cost of revenues for the six months ended June 30, 2006 increased $22.4 million to $267.3 million compared to $244.9 million for the comparable period in 2005. Technical Services cost of revenues increased $13.9 million to $176.0 million from $162.1 million for the comparable period in 2005. Cost of revenues for Technical Services increased $2.6 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar. Costs also increased by $7.1 million in outside transportation and rail primarily associated with large waste projects, $3.2 million in utilities and fuel, $2.2 million in employee labor and related costs, $1.8 million in materials and supplies expense, $0.4 million in major maintenance at the incinerators and $0.3 million in equipment and vehicle repairs and rentals. These increases were partially offset by a $2.0 million decrease in subcontractors, a $1.5 million decrease in deferred costs associated with waste inventory and $0.3 million decrease in outside disposal.

Site Services cost of revenues increased $6.7 million to $87.5 million from $80.8. million for the comparable period in 2005. Cost of revenues for the six months ended June 30, 2006 increased by $1.0 million compared to the same period of 2005. Non-event Site Services cost of revenue increased $3.6 million in materials and supplies, $2.7 million in labor and related costs, $2.0 million in vehicle expense and equipment rental and $0.7 million in subcontractor expenses due to increased business levels in the engineering, oil and chemical recycling groups as well as strong business levels in the South region. These increases were offset by decreases of $2.7 million in outside disposal, $0.4 million in outside transportation due to our efforts to internalize these services and changes in business mix, $0.3 million in rent expense due to relocation of one of our offices, and $0.3 million from various other cost sources. Foreign exchange costs increased $0.4 million in the second quarter of 2006 as compared to the second quarter of 2005.

Corporate Items cost of revenues for the six months ended June 30, 2006 increased $1.8 million to $3.8 million from $2.0 million for the comparable period in 2005. The increase in Corporate Items cost of revenue was primarily due to environmental changes in estimate benefits of $1.6 million recorded in 2005 with no similar benefits in the comparable period of 2006.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended June 30, 2006 increased $13.9 million to $63.6 million from $49.7 million for the comparable period in 2005. Technical Services selling, general and administrative expenses for the six months ended June 30, 2006 increased $3.3 million to $27.3 million from $24.0 million for the comparable period in 2005 primarily due to increased headcount and related labor costs associated with strategic and regional management resources. The increase was also attributable to a $1.0 million increase of change in estimate of environmental liabilities, a $0.9 million increase in bonuses and a $0.4 million increase due to the strengthening of the Canadian dollar. Site Services selling, general and administrative expenses increased $1.5 million to $11.8 million for the six-month period ended June 30, 2006 from $10.3 million for the corresponding period of the preceding year. The increase was primarily due to additional headcount and related labor costs associated with strategic and regional management resources and increased incentive compensation costs. Corporate Items selling, general and administrative expenses for the six months ended June 30, 2006 increased $9.1 million to $24.5 million from $15.4 million for the comparable period in 2005. The increase related to environmental liability changes in estimate benefits being lower than the comparable period in 2005 by $3.8 million, increased salaries expense of $1.8 million related to stock option expense and vacation and sick time accrual adjustments, increased bonus accruals of $2.4 million, acquisition-related consulting costs of $0.6 million, and lease exit accruals and increased lease costs of $1.2 million, offset by $0.7 million of other decreased costs including reduced accrued corporate costs of $0.5 million.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the six-month periods ended June 30, 2006 and 2005 was similar at $5.1 million and $5.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2006 increased $0.8 million to $15.2 million from $14.4 million for the comparable period in 2005. The increase was primarily due to changes in estimates in landfill lives and an increase in volumes at our landfill sites of $0.4 million and a $0.4 million write-off of leasehold improvements resulting from relocating the corporate office to Norwell, MA.

Other Income (Expense)

For the six-month period ended June 30, 2006, other income (expense) of $(0.2) million consisted primarily of a loss on the sale of fixed assets.

For the six-month period ended June 30, 2005, other income (expense) of $0.5 million consisted almost entirely of a gain relating to the settlement of an insurance claim.

Loss on Early Extinguishment of Debt

On January 12, 2006, we redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption, we recorded during the period ended June 30, 2006, to loss on early extinguishment of debt, an aggregate of $8.3 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

Interest Expense, Net

Interest expense, net of interest income for the six months ended June 30, 2006, decreased $5.9 million to $6.0 million from $11.9 million for the comparable period in 2005. The decrease in interest expense was primarily due to interest savings resulting from the refinancing of our credit facilities on December 1, 2005 and the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, and improved cash flow from operations.

Income Taxes

Income tax expense for the six months ended June 30, 2006 increased $3.2 million to $4.2 million from $1.0 million for the comparable period in 2005. Income tax expense for the first six months of 2006 consisted of: a current tax expense relating to the Canadian operations of 1.5 million, including withholding taxes; federal income tax of $1.5 million; and a state income tax expense of $0.5 million relating to profitable operations in certain legal entities. Income tax expense for the first six months of 2005 consisted primarily of a current tax expense relating to the Canadian operations of $0.8 million net including withholding taxes, $0.1 million of federal alternative minimum tax, and a state income tax expense of $0.1 million relating to profitable operations in certain legal entities.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segment for the six months ended June 30, 2006 increased $8.8 million to $53.1 million from $44.3 million for the comparable period in 2005. Adjusted EBITDA contribution improved for each of the two segments in 2006. The contribution of Technical Services increased $15.0 million, and Site Services contribution improved $4.7 million, offset by an increase in Corporate Items costs of $10.9 million. The combined Adjusted EBITDA contribution was comprised of revenues of $384.0 million and $338.9 million, net of cost of revenues of $267.3 million and $244.9 million and selling, general and administrative expenses of $63.6 million and $49.7 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

We believe that our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, funds available to borrow under our Revolving Facility and anticipated proceeds from assets held for sale. For the six-month period ended June 30, 2006, we generated cash from operations of $30.3 million. As of June 30, 2006, cash and cash equivalents were $79.9 million, marketable securities were $11.8 million, funds available to borrow under the Revolving Facility were $31.1 million, and properties held for sale were $8.2 million.

We intend to use our existing cash, marketable securities and cash flow from operations to provide for our working capital needs, for potential acquisitions, and to fund recurring capital expenditures. On May 3, 2006, we entered into a purchase and sale agreement with SITA U.S.A., Inc., a Delaware corporation (“Seller”), pursuant to which we have agreed to purchase from Seller all of the membership interests in Teris L.L.C., a Delaware limited liability company (“Teris”). The purchase price is $52.7 million in cash, subject to closing adjustments. We anticipate financing the acquisition through available cash and a $30 million term loan under the Company’s existing credit agreement. The acquisition is expected to close, subject to the satisfaction or waiver of customary closing conditions, during the third quarter of 2006.

We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for the foreseeable future. We have accrued environmental liabilities valued as of June 30, 2006 at approximately $172.1 million, substantially all of which we assumed in connection with the acquisition of the CSD assets. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

Cash Flows for the Six Months ended June 30, 2006

For the six months ended June 30, 2006, we generated approximately $30.4 million of cash from operating activities. We reported net income for the period of $14.2 million. In addition, we reported non-cash expenses during this period totaling $25.3 million. These non-cash expenses consisted primarily of $15.2 million for depreciation and amortization, $5.1 million for the accretion of environmental liabilities and $2.4 million for the non-cash portion of the loss on early extinguishment of debt. Uses of cash for working capital purposes totaled $9.1 million, reduced cash flow from operations by the same amount, and consisted primarily of a decrease in unbilled accounts receivable of $2.5 million, a decrease in prepaid expenses and other current assets of $1.5 million, a decrease in environmental expenditures of $3.4 million and a decrease in other accrued expenses of $5.3 million. These uses of cash were partially offset by sources of cash from working capital that totaled $5.1 million and consisted primarily of a decrease in accounts receivable of $2.6 million and an increase in deferred revenue of $1.3 million.

For the six-month period ended June 30, 2006, we used $28.5 million of cash in our investing activities. Sources of cash totaled $48.0 million and consisted of the sales of restricted investments of $3.5 million, proceeds from the sale of assets of $0.5 million, proceeds from an insurance claim of $0.4 million and sales of marketable securities of $43.6 million. Cash used in investing activities totaled $76.5 million and consisted of purchases of property, plant and equipment of $20.4 million, purchases of marketable securities of $55.4 million, the costs associated with the renewal of permits of $0.6 million and acquisition costs of $0.1 million.

For the six-month period ended June 30, 2006, our financing activities resulted in a net use of cash of $55.1 million and consisted primarily of principal payments on our debt of $52.5 million.

Cash Flows for the Six Months ended June 30, 2005

For the six months ended June 30, 2005, we generated approximately $9.0 million of cash from operating activities. We reported net income for the period of $12.2 million. In addition, we recorded non-cash expenses during this period, which provided sources of funds totaling $19.8 million. These non-cash expenses consisted primarily of $15.3 million for depreciation and amortization and $5.2 million for the accretion of environmental liabilities. Uses of cash for working capital purposes totaled $28.1 million, reduced cash flow from operations by the same amount, and consisted primarily of a $11.3 million decrease in closure, post-closure and remedial liabilities, a $4.3 million decrease in deferred revenue due to increased efficiency of facility operations, a $1.6 million increase in unbilled receivables, a $5.4 million decrease in accounts payable due to the timing of payments made to vendors, and a $3.0 million decrease in income taxes payable. These uses of cash were partially offset by sources of cash from working capital that totaled $5.2 million.

For the six months ended June 30, 2005, we generated $9.3 million of cash from investing activities. Sources of cash totaled $17.2 million and consisted of the sale of marketable securities of $16.8 million and proceeds from the sale of fixed assets of $0.4 million. Cash used in investing activities totaled $7.9 million and consisted of purchases of property, plant and equipment of $7.0 million and increases in permits of $0.9 million.

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

Financing Arrangements

At June 30, 2006, we had outstanding $97.5 million of eight-year Senior Secured Notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”) and a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”).

We issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and the Synthetic LC Facility on December 1, 2005, under an amended and restated loan and security agreement (the “Amended Credit Agreement”) which we then entered into with the lenders under our loan and security agreement dated June 30, 2004 (the “Original Credit Agreement”). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which we may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement (which was further increased to $60.0 million in July 2006); (iii) the Synthetic LC Facility was decreased from $90.0 million under the Original Credit Agreement to $50.0 million facility under the Amended Credit Agreement; and (iv) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (which annual rate was further reduced to 2.85% on January 12, 2006 as described below).

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

Excess Cash Flow for the twelve months ended June 30, 2006 was $36.0 million. Accordingly, we anticipate being required, within 120 days following June 30, 2006, to offer to repurchase the Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2006 less payments on first lien and capital lease obligations during that twelve month period. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2006, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. The Revolving Facility allows us to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for us and our U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for our Canadian subsidiaries and (ii) a line for our Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at our request up to $60.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings under the Revolving Facility. At June 30, 2006, we had no borrowings and $38.9 million of letters of credit outstanding under the Revolving Facility, and we had approximately $31.1 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. We are required to pay monthly Letter of Credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

Under the Amended Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.45 to 1.0 for the quarter ended June 30, 2006. The maximum Leverage Ratio then reduces to no more than 2.40 to 1.0 for the quarterly periods ending September 30, 2006 through December 31, 2006, respectively. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the quarterly periods ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the quarterly periods ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the our consolidated indebtedness to our Consolidated EBITDA

(as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. For the four-quarter period ended June 30, 2006, the Leverage Ratio was 0.83 to 1.0.

We are also required under the Amended Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.80 to 1.0 for the quarterly periods ending June 30, 2006 and September 30, 2006. The minimum Interest Coverage Ratio then increases to not less than 2.85 to 1.0 for the quarterly periods ending December 31, 2006 through December 31, 2007, and to not less than 3.00 to 1.0 for each succeeding quarter. The Interest Coverage Ratio is defined as the ratio of our Consolidated EBITDA to our consolidated interest expense for the latest four-quarter period. For the quarter ended June 30, 2006, the Interest Coverage Ratio was 5.97 to 1.0.

We are also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period if, at the end of such four-quarter period, we have greater than $5.0 million of loans outstanding under the revolving credit facility. At June 30, 2006, we had no loans outstanding under the revolving credit facility; and therefore we were not then required to comply with the fixed charge ratio covenant.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse (the “LC Facility Issuing Bank”) will issue up to $50.0 million of letters of credit at our request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of us and our U.S. subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, we were required to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. We are also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At June 30, 2006, letters of credit outstanding under the Synthetic LC facility were $49.9 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

Stockholder Matters

Stockholders’ equity was $136.4 million at June 30, 2006, or $6.64 per weighted average share outstanding plus potentially dilutive common shares, compared to $115.7 million at December 31, 2005, or $6.53 per weighted average share outstanding plus potentially dilutive common shares. Stockholders’ equity increased due to: (i) the net income for six months ended June 30, 2006 of $14.2 million; (ii) exercise of stock options, stock purchases under the employee stock purchase plan and related tax effects that totaled $3.3 million; (iii) the issuance and vesting of restricted stock awards that totaled $0.5 million; (iv) the vesting of share-based awards that totaled $0.8 million; (v) the issuance and vesting of service based stock option awards that totaled $0.2 million; (vi) the issuance and vesting of common stock awards that totaled $0.1 million; and (vii) the effect of foreign currency translation of $1.8 million. Partially offsetting these increases to stockholders’ equity was a decrease due to the payment of dividends on the Series B Preferred Stock of $0.1 million.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15 and April 15, 2006 and 2005 were paid in cash.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on our consolidated financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings June 30, 2006 (in thousands):

Scheduled Maturity Dates	Six Months Remaining 2006	2007	2008	2009	2010	Thereafter	Total

Senior Secured Notes	$—	$—	$—	$—	$—	$97,500	$97,500
Capital Lease Obligations	917	1,436	1,345	653	465	134	4,950
	$917	$1,436	$1,345	$653	$465	$97,634	$102,450
Weighted average interest rate on fixed rate borrowings	11.2%	11.4%	11.4%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, at June 30, 2006, we had (i) a revolving facility (the “Revolving Facility”) which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, and (ii) a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”) which allows us to have issued up to $50.0 million of additional letters of credit. At June 30, 2006, we had: (i) no borrowings and $38.9 million of letters of credit outstanding under the Revolving Facility and (ii) $49.9 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of December 31, 2005, we were required to pay a quarterly participation fee at the annual rate of 3.10% (which decreased to 2.85% on January 12, 2006) on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three- and six-month periods ended June 30, 2006, total foreign currency losses were $0.9 million and $0.8 million, respectively, primarily between U.S. and Canadian dollars. During the three- and six-month periods ended June 30, 2005, total foreign currency gains were $0.2 million and $0.4 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 23.3% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three- and six-month periods ended June 30, 2006, the U.S. dollar rose 4.1% and 4.5%, respectively against the Canadian dollar, resulting in foreign currency exchange losses of $0.9 million and $0.8 million, respectively. During the three- and six-month periods ended June 30, 2005, the U.S. dollar rose approximately 2.0% and 1.7%, respectively against the Canadian dollar, resulting in foreign currency exchange gains of $0.2 million and $0.4 million, respectively. The average exchange rate for the six-month periods ended June 30, 2006 and 2005 was 1.14 and 1.23 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $0.7 million and $0.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by approximately $0.7 million and $0.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 6, “Legal Proceedings,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the three months ended June 30, 2006, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on May 19, 2006, the following Class II directors were re-elected for a three-year term by the following votes:

Nominee	For	Withheld
John D. Barr	16,523,524	34,193
John T. Preston	16,305,596	252,121
Lorne R. Waxlax	16,486,463	71,254

Item 5—Other Information—None

Item 6—Exhibits

Item No.	Description	Location
4.28 E

Amendment No. 2 dated as of July 20, 2006, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto.

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

Date: August 8, 2006

By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and Chief Financial Officer

Date: August 8, 2006