Form 10-Q
period 2006-09-30
CLEAN HARBORS INC
filed 2006-11-13
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 OR

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	19,664,235
(Class)	(Outstanding at August 8, 2006)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$72,890	$132,449
Restricted cash	—	3,469
Marketable securities	10,299	—
Accounts receivable, net of allowance for doubtful accounts of $1,864 and $2,419, respectively	169,515	147,659
Unbilled accounts receivable	16,828	7,049
Deferred costs	6,248	4,937
Prepaid expenses and other current assets	9,208	6,411
Supplies inventories	19,001	12,723
Deferred tax assets	5,777	219
Income taxes receivable	673	1,462
Properties held for sale	8,131	7,670
Total current assets	318,570	324,048
Property, plant and equipment:
Land	15,665	14,677
Asset retirement costs (non-landfill)	1,421	1,032
Landfill assets	12,265	7,599
Buildings and improvements	103,308	95,443
Vehicles	23,738	15,478
Equipment	243,324	199,373
Furniture and fixtures	1,384	2,152
Construction in progress	27,360	9,535
	428,465	345,289
Less—accumulated depreciation and amortization	184,354	166,765
	244,111	178,524
Other assets:
Deferred financing costs	7,602	9,508
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated amortization of $33,909 and $27,954, respectively	66,465	77,803
Investment in joint venture	2,103	—
Deferred tax assets	15,880	1,715
Other	3,403	3,734
	114,485	111,792
Total assets	$677,166	$614,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Current liabilities:
Uncashed checks	$4,797	$7,982
Current portion of long-term debt	5,982	52,500
Current portion of capital lease obligations	1,602	1,893
Accounts payable	95,456	71,372
Accrued disposal costs	3,260	3,109
Deferred revenue	29,415	21,784
Other accrued expenses	51,008	49,779
Current portion of closure, post-closure and remedial liabilities	15,965	10,817
Income taxes payable	5,070	4,458
Total current liabilities	212,555	223,694
Other liabilities:
Closure and post-closure liabilities, less current portion of $4,727 and $2,894, respectively	20,846	20,728
Remedial liabilities, less current portion of $11,238 and $7,923, respectively	137,151	139,144
Long-term obligations, less current maturities	120,491	95,790
Capital lease obligations, less current portion	2,924	4,108
Other long-term liabilities	15,944	14,417
Accrued pension cost	748	825
Total other liabilities	298,104	275,012

Stockholders’ equity:
Preferred stock, $.01 par value:
Series B convertible preferred stock; authorized 154,416 shares; issued and outstanding 69,000 shares (liquidation preference of $3.5 million)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 19,650,105 and 19,352,878 shares, respectively	197	194
Additional paid-in capital	153,902	141,079
Accumulated other comprehensive income	11,542	9,745
Restricted stock unearned compensation	—	(1,044)
Retained earnings (deficit)	865	(34,317)
Total stockholders’ equity	166,507	115,658
Total liabilities and stockholders’ equity	$677,166	$614,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$213,903	$178,580	$597,960	$517,456
Cost of revenues (exclusive of items shown separately below)	151,606	129,009	418,928	373,990
Selling, general and administrative expenses (including stock-based compensation costs of $869 and $2,460 for the quarter and year-to-date ending 2006, respectively)	26,880	27,464	90,487	77,133
Accretion of environmental liabilities	2,580	2,633	7,633	7,883
Depreciation and amortization	11,063	7,163	26,296	21,517
Income from operations	21,774	12,311	54,616	36,933
Other income (expense)	(111)	(83)	(273)	427
Loss on early extinguishment of debt	—	—	(8,290)	—
Interest (expense), net of interest income of $953 and $2,727 for the quarter and year-to-date ending 2006 and $266 and $752 for the quarter and year-to-date ending 2005, respectively	(3,254)	(5,884)	(9,303)	(17,791)
Income before provision for income taxes and equity interest in joint venture	18,409	6,344	36,750	19,569
Provision for (benefit from) income taxes	(2,585)	887	1,579	1,900
Equity interest in joint venture	(11)	—	(11)	—
Net income	21,005	5,457	35,182	17,669
Dividends on Series B Preferred Stock	69	70	207	210
Net income attributable to common stockholders	$20,936	$5,387	$34,975	$17,459

Earnings per share:
Basic income attributable to common stockholders	$1.07	$0.35	$1.79	$1.16
Diluted income attributable to common stockholders	$1.02	$0.31	$1.70	$1.02

Weighted average common shares outstanding	19,587	15,416	19,488	15,081
Weighted average common shares outstanding plus potentially dilutive common shares	20,607	17,644	20,641	17,357

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$35,182	$17,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,296	21,517
Allowance for doubtful accounts	334	(19)
Amortization of deferred financing costs	1,087	1,112
Accretion of environmental liabilities	7,633	7,883
Changes in environmental estimates	(9,839)	(9,040)
Amortization of debt discount	87	125
Deferred income taxes	(6,435)	—
Stock-based compensation	2,460	88
Loss on sale of fixed assets and assets held for sale	64	271
Impairment of assets held for sale	209	—
Investment in joint venture	(11)	—
Gain on insurance settlement	(184)	—
Write-off of deferred financing costs and debt discount	2,383	—
Foreign currency gain on intercompany transactions	—	(370)
Changes in assets and liabilities:
Accounts receivable	(4,061)	(13,988)
Unbilled accounts receivable	(6,334)	(3,052)
Deferred costs	(1,270)	579
Prepaid expenses and other current assets	(1,305)	6,242
Supplies inventories	(1,174)	(1,416)
Other assets	876	46
Accounts payable	7,310	(7,890)
Environmental expenditures	(5,194)	(5,873)
Deferred revenue	3,957	(2,639)
Accrued disposal costs	(110)	90
Other accrued expenses	(3,058)	(1,977)
Income taxes payable, net	2,188	(1,204)
Net cash provided by operating activities	51,091	8,154
Cash flows from investing activities:
Acquisition of Teris LLC	(52,097)	—
Additions to property, plant and equipment	(30,331)	(13,315)
Cost to obtain or renew permits	(822)	(1,298)
Proceeds from sales of fixed assets and assets held for sale	1,190	397
Proceeds from sale of restricted investments	3,469	—
Proceeds from insurance claim	384	—
Sales of marketable securities	45,154	16,800
Purchase of available-for-sale securities	(55,453)	—
Net cash (used in) provided by investing activities	(88,506)	2,584
Cash flows from financing activities:
Change in uncashed checks	(3,245)	2,054
Proceeds from exercise of stock options	2,124	4,409
Excess tax benefit of stock-based compensation	3,021	—
Proceeds from term loan to finance Acquisition	30,000	—
Deferred financing costs incurred	(968)	(97)
Proceeds from employee stock purchase plan	573	399
Dividend payments on preferred stock	(207)	(210)
Payments on capital leases	(1,648)	(1,349)
Principal payments on debt	(52,500)	—
Net cash (used in) provided by financing activities	(22,850)	5,206
(Decrease) increase in cash and cash equivalents	(60,265)	15,944
Effect of exchange rate change on cash	706	116
Cash and cash equivalents, beginning of period	132,449	31,081
Cash and cash equivalents, end of period	$72,890	$47,141

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$15,780	$24,231
Income taxes paid	1,268	3,636
Non-cash investing and financing activities:
Property, plant and equipment accrued	$2,686	$1,845
New capital lease obligations	107	2,667
Acquisition related costs included in accounts payable	219	—
Liabilities assumed in connection with the Teris LLC acquisition	(30,310)	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands)

	Series B Preferred Stock		Common Stock				Accumulated Other	Restricted Stock	Retained
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)	Comprehensive Income (Loss)	Unearned Compen sation	Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2005	69	$1	19,353	$194	$141,079		$9,745	$(1,044)	$(34,317)	$115,658
Net income	—	—	—	—	—	$35,182	—	—	35,182	35,182
Foreign currency translation	—	—	—	—	—	1,797	1,797	—	—	1,797
Comprehensive income	—	—	—	—	—	$36,979	—	—	—	—
Stock issuance costs	—	—	—	—	(6)		—	—	—	(6)
Series B preferred stock dividends	—	—	—	—	(207)		—	—	—	(207)
Stock-based compensation	—	—	41	—	2,460		—	—	—	2,460
Adoption of FAS No. 123(R)	—	—	—	—	(1,044)		—	1,044	—	—
Exercise of stock options	—	—	233	3	2,121		—	—	—	2,124
Tax benefit on exercise of stock options:
Current operations	—	—	—	—	3,021		—	—	—	3,021
Reversal of valuation allowance	—	—	—	—	5,905		—	—	—	5,905
Employee stock purchase plan	—	—	23	—	573		—	—	—	573
Balance at September 30, 2006	69	$1	19,650	$197	$153,902		$11,542	$—	$865	$166,507

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

Certain reclassifications have been made in the prior period’s segment reporting footnote No. 15 to conform to the presentation for the period ended September 30, 2006 related to re-aligning departments between segments.

(2) ACQUISITION

On August 18, 2006, Clean Harbors, Inc. (the “Company”) purchased from SITA U.S.A., Inc., a Delaware corporation (“Seller”), all of the membership interests in Teris LLC, a Delaware limited liability company (“Teris”). The results of Teris operations have been included in the consolidated financial statements since that date. The purchase was made in accordance with the purchase and sale agreement which the Company and Seller had entered into on May 3, 2006. The final purchase price is subject to post-closing adjustments based upon the amount by which Teris’ net working capital as of the closing date exceeded or was less than $10.3 million and the amount by which capital spending incurred year-to-date by Teris exceeded or was less than the budgeted spending. The Company currently estimates these adjustments will result in a $2.5 million reduction in the purchase price.   These adjustments will be finalized within 135 days after the closing date. In connection with such acquisition and the related financing described below (collectively, the “Acquisition”), the Company incurred transaction expenses for due diligence and legal of approximately $1.9 million, thus resulting in a total estimated purchase for Teris of approximately $52.1 million.

By acquiring all of the membership interests in Teris, the Company indirectly acquired ownership of two licensed hazardous waste management facilities which Teris owned as of the closing.  These facilities consist of an incineration facility located in El Dorado, Arkansas, which has an annual practical capacity of 26,400 drums and 1.8 million gallons of bulk liquids, and a transportation, storage and disposal facility located in Wilmington, California.

The primary reasons for the Acquisition of Teris were: (i) to strengthen the Company’s disposal capabilities and geographic reach, particularly in the Southeast region of the United States, and (ii) the Company’s belief that the Acquisition will result in cost savings by allowing the Company to treat hazardous waste internally.   The Company previously paid Teris to dispose of certain hazardous waste.

In order to finance the Acquisition and pay the related transaction expenses, the Company utilized $24.6 million of available cash and borrowed $30.0 million through a term loan issued under the Company’s existing credit agreement.  The term loan bears interest, at the Company’s option, at either the Eurodollar Rate (as defined in the credit agreement) plus 2.5%

per annum or the base rate plus 1.5% per annum.  The term loan will mature on December 1, 2010, and there will be no principal payments due prior to that date.

Under the purchase method of accounting, the total estimated purchase price is allocated to Teris’ net tangible assets  based on their estimated fair values as of the completion of the acquisition.  It was determined that no value existed for intangible assets. The purchase price and related allocation is preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed and revisions of preliminary estimates of fair value made at the date of purchase. The preliminary calculation of the estimated purchase price and the allocation of the estimated purchase price allocation among the assets acquired and liabilities assumed is as follows:

Cash consideration	$52,700
Estimated acquisition costs	1,873
Receivable due from the seller for estimated purchase price adjustments	(2,476)
Total purchase price	$52,097

Current assets	$27,140
Property, plant & equipment	52,724
Other assets	451
Investment in joint venture	2,092
Current closure, post-closure and remedial liabilities	(2,963)
Other current liabilities	(21,279)
Closure, post-closure and remedial liabilities, long term	(6,068)
Net assets acquired	$52,097

A preliminary estimate of $14.2 million has been calculated as negative goodwill, which represent the excess of the fair value of the net assets acquired and liabilities assumed over the purchase price.   In accordance with SFAS No. 141, negative goodwill has been proportionally allocated to property, plant and equipment ($13.6 million) and the investment in joint venture ($0.6 million).

As of September 30, 2006, the Company had accrued expenses of $2.0 million related to Teris severance and relocation, $0.2 million in lease termination costs associated with the closure of five of Teris’ leased properties and $0.1 million accrued for contract termination costs. These costs were accounted for under Emerging Issues Task Force (“EITF”) No. 95.3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and were recognized as liabilities assumed in the acquisition. The Company is completing its integration plans which may result in changes to these liabilities.

The following unaudited pro forma summary presents information as if Teris had been acquired at the beginning of the periods presented with financing obtained as described above and assumes that there were no other changes in the Company’s operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Teris been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	For the three-month period ended	For the nine-month period ended
	September 30,	September 30,
(dollars in thousands, except share data)	2006	2006

Pro forma revenues	$224,795	$657,113
Pro forma net income available to common stockholders	$15,719	$28,062)
Pro forma basic earnings per share	$0.80	$1.44)
Pro forma diluted earnings per share	$0.77	$1.37)

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

(d) Income Taxes

The Company’s components of income tax expense are current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

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

(h) Marketable Securities

As of September 30, 2006, the Company held $10.3 million in marketable securities, which consist primarily of readily marketable auction bond securities and which are held for working capital purposes. Accordingly, the Company has classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity. During the three- and nine-month periods ended September 30, 2006, the Company had no unrealized gain or loss on these securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date.

(i) Supplies Inventories

Parts and supplies inventories consist primarily of supplies and repair parts, which are stated at the lower of cost or market. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.

(j) Property, Plant and Equipment

Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially-constructed assets, primarily included in landfill assets. Interest in the amount of $112 thousand was capitalized to fixed assets during the three-month period ended September 30, 2006 and $226 thousand during the nine-month period ended September 30, 2006. No interest was capitalized for the comparable periods of 2005. Depreciation and amortization expense was $7.6 million and $20.3 million for the three- and nine-month periods ended September 30, 2006, respectively, as compared to $5.8 million and $17.3 million for the comparable periods in 2005.

Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill assets, which are depreciated on a units-of-consumption basis. Leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the asset.

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

(k) Intangible Assets

Permits are amortized over periods ranging from 5 to 30 years. Permits relating to landfills are amortized on a consumption unit basis. All other permits are amortized on a straight-line basis. Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. Amortization expense was $3.5 million and $6.0 million for the three- and nine-month periods ended September 30, 2006, respectively, as compared to $1.4 million and $4.2 million for the comparable periods of 2005.

The customer profile database is amortized over five years.

(l) Operating Leases

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) requires that an impairment in the carrying value of long-lived assets be recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For the three- and nine-month periods ended September 30, 2006, the Company recorded a $2.0 million impairment charge related to long-lived assets at the Plaquemine, LA facilitity There were no impairment charges during the comparable periods of 2005.

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

(n) Closure and Post-closure Liabilities

Closure and post-closure costs incurred are increased for inflation (2.17% and 2.16% for closure and post-closure liabilities incurred in the nine-month periods ended September 30, 2006 and 2005, respectively). The Company uses an inflation rate published by the U.S. Department of Labor Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at the Company’s credit-adjusted risk-free interest rate (9.25% and 10.25% for closure and post-closure liabilities incurred in the nine-month periods ended September 30, 2006 and 2005, respectively). For the asset retirement obligations incurred in the nine-month periods ended September 30, 2006 and 2005, the Company estimated its credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of its 11.25% Senior Secured Notes then outstanding by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30-year U.S. Treasury Bond. Under SFAS No. 143, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Prior to the adoption of SFAS No. 143, the Company accrued the cost of financial assurance relating to both landfill and non-landfill closure and to both landfill and non-landfill post-closure care, as required, under SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 143, financial assurance is no longer included as a component of closure or post-closure costs. SFAS No. 143 requires the cost of financial assurance to be expensed as incurred, and SFAS No. 143 requires the cost of financial assurance to be considered in the determination of the credit-adjusted risk-free interest rate. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of September 30, 2006, there were four unpermitted expansions included in the Company’s landfill accounting model, which represented 36.9% of the Company’s remaining airspace at that date. Of these expansions, one represents an exception to the Company’s established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because the Company determined that the airspace was highly probable even though the permit application was not submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. As of September 30, 2006, this airspace still represented an exception to the Company’s permit application criteria. Had the Company not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the nine-month periods ended September 30, 2006 and 2005 would have been higher by $491 thousand and $426 thousand, respectively.

The following table presents the change in remaining highly probable airspace from December 31, 2005 through September 30, 2006 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2005	29,001
Consumed during nine months ended September 30, 2006	(763)
Remaining capacity at September 30, 2006	28,238

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

(o) Remedial Liabilities

Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company’s remedial liabilities were assumed as part of the acquisition in 2002 of the CSD assets from Safety-Kleen, and the Company believes that the remedial obligations did not arise from normal operations.  The Company acquired certain additional remedial liabilities as part of the acquisition in August 2006 of Teris LLC.

Discounting of Remedial Liabilities

Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. The Company’s experience has been that the timing of the payments is not usually estimable and therefore, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the acquisition date, the Company recorded the remedial liabilities assumed as part of the acquisition of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”) assets and Teris LLC at their fair value, which were calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounting the payment to its present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

•                  Remedial liabilities assumed relating to the acquisition of the CSD assets and Teris LLC are and will continue to be inflated using the inflation rate at the time of acquisition (2.4% and 2.17%, respectively) until the expected time of payment, then discounted at the risk-free interest rate at the time of each acquisition of 4.9%.

•                  Remedial liabilities incurred subsequent to the acquisitions and remedial liabilities of the Company that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liabilities, which is usually neither increased for inflation nor reduced for discounting.

Claims for Recovery

The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At September 30, 2006 and December 31, 2005, the Company had recorded no such claims.

(p) Other Comprehensive Income

At September 30, 2006, the components of other comprehensive income (loss) reflected in the Consolidated Statements of Stockholders’ Equity were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cumulative translation adjustment of foreign currency statements	$(1,797)	$(1,223)

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

(r) Letters of Credit

The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of September 30, 2006 and December 31, 2005, the Company had outstanding letters of credit amounting to $93.0 million and $88.7 million, respectively.

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

(t) Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions in their financial statements. That cost is measured based upon the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that were unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service period. The results of operations of prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for periods prior to the date of adoption to illustrate the effect on net income and earning per share of applying the fair value recognition provisions of SFAS No. 123. See Note 14, “Stock-Based Compensation,” for further detail.

(u) Investment in Joint Venture

The Company acquired a 50% interest in Ensco Caribe, Inc. in connection with its acquisition of Teris LLC in August 2006 (see Note 2, “Acquisition”).  As the Company does not have effective management control, this investment is being accounted for based on the equity method of accounting.

(v) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for fiscal years beginning after November 15, 2007.  Management is evaluating the effect that adoption of FAS 157 will have on the Company’s consolidated financial position and results of operations

In September  2006,  the FASB issued SFAS No. 158, Employers'  Accounting  for Defined Benefit Pension and Other Post-retirement Plans (“FAS 158”).  This statement requires companies to recognize a net liability or asset and an offsetting  adjustment to accumulated  other  comprehensive  income to report the funded status of defined benefit pension and other  post-retirement  benefit plans.  FAS 158 requires prospective  application,  and the recognition and disclosure  requirements are effective  for  companies  with fiscal  years  ending  after  December 15, 2006.  Additionally,  FAS 158  requires  companies  to  measure  plan  assets and obligations at their year-end  balance sheet date. This requirement is effective for fiscal years ending after  December 15, 2008.  Management is evaluating the effect that adoption of

FAS 158 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. Management is evaluating the adoption of SAB 108 and its impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position, results of operations and cash flows.

 (4) MARKETABLE SECURITIES

As of September 30, 2006, the Company held $10.3 million in marketable securities, which consisted primarily of auction bond securities readily marketable and which were held for working capital purposes. Accordingly, the Company classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity. For the three- and nine-month periods ended September 30, 2006, the Company had no unrealized gain or loss on these securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date.

(5) PROPERTIES HELD FOR SALE

As part of its plan to integrate the activities of the CSD business into its operation, the Company determined that certain acquired properties were no longer needed for its operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. In the allocation of the purchase price of the CSD acquisition, the Company valued properties held for sale at the current appraised market value less estimated selling costs. In addition, subsequent to the completion of the purchase accounting for the CSD acquisition, the Company identified several additional properties that were no longer needed for its operations. These properties were transferred to properties held for sale at the lower of their net book value or current appraised market value less estimated selling costs. Properties held for sale include only those properties that the Company believes can be sold within the next 12 months based on current market conditions and the asking price. The Company cannot provide assurance that such sales will be completed within that period or that the proceeds from properties held for sale will equal their carrying value.

The following table presents the changes in properties held for sale for the nine-month period ended September 30, 2006 (in thousands):

Balance at beginning of period	$7,670
Transfers to properties held for sale	1,787
Assets sold	(1,125)
Adjustments in estimated carrying value	(209)
Currency translation	8
Balance at end of period	$8,131

(6) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2006	December 31, 2005
Revolving Facility with a financial institution, bearing interest at either the U.S. or Canadian prime rate (8.25% and 6.00%, respectively, at September 30, 2006), depending on the currency of the underlying loan, or the Eurodollar rate (5.32% at September 30, 2006) plus 1.50%, collateralized by accounts receivable	$—	$—
Term Loan with a financial institution, bearing interest at the U.S. prime rate (8.25% at September 30, 2006) plus 1.5%, or the Eurodollar rate (5.32% at September 30, 2006) plus 2.50%, collateralized by a first-priority lien (second priority as to accounts receivable) on substantially all of the Company’s assets within the United States (maturity date of December 1, 2010)	30,000	—
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	97,500	150,000
Less unamortized issue discount	1,027	1,710
Less obligations classified as current	5,982	52,500
Long-term obligations	$120,491	$95,790

On January 12, 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date.

The Company issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”) on December 1, 2005, under an amended and restated loan and security agreement (the “Amended Credit Agreement”) which the Company then entered into with the lenders under the Company’s loan and security agreement dated June 30, 2004 (the “Original Credit Agreement”). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which the Company may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement (and further increased to $60.0 million in July 2006); (iii) the Synthetic LC Facility was decreased from $90.0 million under the Original Credit Agreement to  $50.0 million under the Amended Credit Agreement; (iv) a provision allowing the Company to borrow up to $60.0 million in term loans (on terms subsequently to be established) was added; and (v) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (and further reduced to 2.85% on January 12, 2006 as described below).  On August 18, 2006, in order to finance a portion of the purchase price for the Company’s acquisition of Teris LLC, the Company and the lenders under the Amended Credit Agreement entered into a Term Loan Supplement to the Amended Credit Agreement which provided for a $30.0 million term loan to the Company (the “Term Loan”) with a maturity date of December 1, 2010.

The principal terms of the Senior Secured Notes, the Revolving Facility, the Synthetic LC Facility and the Term Loan are as follows:

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

Excess Cash Flow for the twelve months ended June 30, 2006 was $36.0 million. Accordingly, the Company offered on September 20, 2006 to repurchase up to $17.3 million principal amount of the Senior Secured Notes at a price equal to 104% of the principal amount thereof, plus accrued interest.  This offer was accepted by holders of $6.0 million principal amount of Notes, and the Company therefore repurchased such Notes on October 24, 2006 for a total price of $6.4 million (including $424 thousand of accrued interest).  No portion of the Company’s Excess Cash Flow earned through June 30, 2006 will be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. The Revolving Facility allows the Company to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for the Company and its U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for the Company’s Canadian subsidiaries and (ii) a line for the Company’s Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at the Company’s request up to $60.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings available under the Revolving Facility. At September 30, 2006, the Company had no borrowings and $43.8 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $26.2 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan) or the Eurodollar rate plus 1.50%. The Company is required to pay monthly letter of credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse (the “LC Facility Issuing Bank”) will issue up to $50.0 million of letters of credit at the Company’s request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize the Company’s outstanding letters of credit. Should any such letter of credit be drawn in the future and the Company fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of the Company and its U.S. subsidiaries. The Company has no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, the Company was required to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. The Company is also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At September 30, 2006, letters of credit outstanding under the Synthetic LC facility were $49.2 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

Term Loan. The $30.0 million Term Loan was issued on August 18, 2006 under the Amended Credit Agreement, as supplemented on that date by the Term Loan Supplement. The Term Loan will mature on December 1, 2010, which is the expiration date of the Revolving Facility and the Synthetic LC Facility. The Term Loan bears interest, at the Company’s option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. The Term Loan is treated for most purposes under the Amended Credit Agreement as an outstanding obligation under the Synthetic LC Facility. Accordingly, the Term Loan Lenders are entitled to most of the same benefits as the LC Facility Lenders including, without limitation, the financial covenants described below. In the event of a default under the Term Loan, the Term Loan Lenders, acting through the LC Facility Agent, will have, along with the LC Facility Lenders, the right to exercise their rights as first-priority lien holders (second as to accounts receivable) on substantially all of the assets of the Company and its U.S. subsidiaries.

Under the Amended Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.40 to 1.0 for the quarters ending September 30, 2006 and December 31, 2006. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the quarters ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the quarters ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. For the quarter ended September 30, 2006, the Leverage Ratio was 1.07 to 1.0.

The Company is also required under the Amended Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.80 to 1.0 for the quarter ended September 30, 2006. The minimum Interest Coverage Ratio then increases to not less than 2.85 to 1.0 for the quarters ending December 31, 2006 through December 31, 2007, and to not less than 3.00 to 1.0 for each succeeding quarter. The Interest Coverage Ratio is defined as the ratio of the Company’s Consolidated EBITDA to its consolidated interest expense for the latest four-quarter period. For the quarter ended September 30, 2006, the Interest Coverage Ratio was 7.44 to 1.0.

The Company is also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period if, at the end of such four-quarter period, the Company has greater than $5.0 million of loans outstanding under the Revolving Credit Facility. At September 30, 2006, the Company had no loans outstanding under the Revolving Credit Facility and, therefore, the Company was not then required to comply with the fixed charge ratio covenant.

(7) LEGAL PROCEEDINGS

The Company’s waste management services are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At September 30, 2006, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and/or from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets for two reasons as described below. As of September 30, 2006, the Company had reserves of $26.1 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 9, “Remedial Liabilities.” During the first nine months of 2006, legal proceedings reserves included in environmental liabilities were decreased by $8.2 million, primarily because of certain recent developments described below under “Marine Shale Processors.”

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

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At September 30, 2006, the Company had accrued $11.6 million for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings. There was no change in the gross amount of  this liability during the first nine months of 2006.

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

Properties Included in CSD Assets. The CSD assets which the Company acquired include an active service center located at 2549 North New York Street in Wichita, Kansas (the “Wichita Property”). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the EPA, and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets which the Company acquired are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property, which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

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

Marine Shale Processors. Beginning in the mid-1980s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana (“Marine Shale”), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. (“RPI”). In accordance with a court order authorizing the movement of this material to this offsite location, all of the materials located at RPI comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the RPI site.

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. Based on a plan to settle obligations that was established at the time of the Company’s acquisition of the CSD assets in 2002, the Company obtained more complete information as to the potential status of the Marine Shale facility and the RPI site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the RPI site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. At June 30, 2006, the Company had accrued $13.7 million of reserves relating to potential cleanup costs for the Marine Shale facility and the RPI site.  In September 2006, following a public notice and comment period, the EPA and the Louisiana Department of Environmental Quality obtained final federal court approval of a settlement that addressed the remediation of the RPI site with one PRP agreeing to implement and complete the remedial measures required to remediate the RPI site to the satisfaction of these regulatory agencies.  The remedial measures require that PRP to consolidate, level, and install a man-made engineered containment cap on the RPI site, and to monitor the site, pursuant to a timetable and schedule specified in the consent decree, at the sole expense of that PRP.  That PRP also agreed to pay $200 thousand towards the eventual cleanup of the Marine Shale former incinerator site.  As a result of this settlement and change in circumstances, the Company reflected a change in estimate by recording a $10.3 million decrease in the reserves which the Company had established with respect to those potential liabilities in connection with the Company’s acquisition of the CSD assets. This reduction was recorded to selling, general and administrative expenses during the fiscal quarter ended September 30, 2006.   As at September 30, 2006, the amount of the Company’s remaining reserves relating to the Marine Shale facility and the RPI site was $3.4 million.

On December 24, 2003, the Sellers’ plan of reorganization became effective under chapter 11 of the Bankruptcy Code. If the EPA or the Louisiana Department of Environmental Quality (“LDEQ”) were in the future to designate the Marine Shale facility and/or (notwithstanding the settlement reached in 2006) the RPI site as a Superfund site or sites, the Sellers might assert that they are not responsible for potential cleanup costs associated with such site or sites, and the Company might assert that under the Sale Order the Company is not obligated to pay or reimburse cleanup and related costs associated with such site or sites. The Company cannot now provide assurances with respect to any such matters which, in the event the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or the RPI site as a Superfund site or sites, would need to be resolved by future events, negotiations and, if required, legal proceedings.

Third Party Superfund Sites. Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to one of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following two paragraphs. Of the remaining Listed Third Party Sites, the Company on behalf of the Sellers are contesting with the governmental entities and PRP groups involved liability at two sites, have settled the Sellers’ liability at two sites, and plan to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to the 35 Listed Third Party Sites, the Company had reserves of $5.2 million at September 30, 2006.

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

By letters to the Company dated between September 2004 and May 2006, the Sellers identified, in addition to the 35 Listed Third Party Sites, five additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such five additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any) which the Sellers may incur in connection with such additional sites. The Company intends to assist the Sellers in providing information now in the Company’s possession with respect to such five additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those five additional sites, the Company may have some liability independently of the Sellers’ involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those five additional sites that are both probable and estimable at this time, and the Company therefore has not established any reserves for any potential liabilities of the Sellers in connection therewith. It is expressly the Company’s legal position that it is not liable at any of the five sites for any and/or all of the Sellers’ liabilities. In any event, at one site the potential liability of the Seller(s) is de minimis and a settlement has already been offered to the Seller(s) to that effect, and at one site the Company believes that the Seller(s) shipped no wastes or substances into the site and therefore the Seller(s) have no liability. For the other three sites, the Company cannot estimate the amount of the Sellers’ liabilities, if any, at this time, and irrespective of whatever liability the Sellers may or may not have, the Company reaffirms its position that the Company does not have any liability for the Sellers at any of the five sites including these three particular sites.

Other Legal Proceedings Related to CSD Assets

Plaquemine, Louisiana Facility. In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs which are represented by the same law firm have filed four lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC (“CH Plaquemine”), one of the Company’s subsidiaries, acquired as part of the CSD assets. The first such lawsuit was filed in December 2003 in the 18th Judicial District Court in Iberville Parish, Louisiana, against CH Plaquemine under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” at the facility, which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that CH Plaquemine’s former facility manager made false representations and failed to disclose material information to the regulators about the facility after CH Plaquemine acquired it in September 2002. The plaintiffs seek an order declaring the facility to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties of $27,500 per violation per day from and after November 17, 2003, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees. On January 14, 2005, the state district court judge granted the plaintiffs’ petition for a preliminary (or temporary) injunction restraining the subsidiary from disposing of hazardous waste in the injection well. On January 18, 2005 (the next day the court was again open for business) CH Plaquemine filed a motion seeking to stay the preliminary injunction, which the same judge granted. The legal effect of the stay order was to allow the facility to continue normal business operations and to continue injecting hazardous waste, pending an appeal. In accordance with the stay order that was granted in favor of the subsidiary, CH Plaquemine has appealed the court’s initial ruling granting the preliminary (or temporary) injunction to the Louisiana First Circuit Court of Appeal in Baton Rouge. In June 2006, this appellate court ruled in favor of CH Plaquemine, ruling that the trial court judge had committed reversible error in applying the state law that was allegedly violated by the facility’s operations and also had committed reversible error in issuing the preliminary injunction. The injunction was reversed, and the  plaintiffs have filed an appeal of the Circuit Court’s decision to the Louisiana Supreme Court.

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

The Company believes that all four of these lawsuits are without merit, and is vigorously defending against the claims made. The Company further believes that, since its acquisition by CH Plaquemine, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the “new area of concern” complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs’ claims relate to actions or omissions allegedly taken or caused prior to September 2002 by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order.  Nevertheless, on June 9, 2006, the state district court ruled that CH Plaquemine was in violation of an ex-parte restraining order issued by the court in May 2004, and ordered the parties to submit a joint plan, or alternative plans, for cleanup of the CH Plaquemine facility no later than July 10, 2006. CH Plaquemine has appealed that ruling to the Louisiana First Circuit Court of Appeal in Baton Rouge. The Court of Appeal has not yet ruled on that appeal.

As of April 20, 2006, the Company had incurred legal expenses in connection with defending against the first three of these lawsuits that satisfied the $1.0 million deductible on the Company’s environmental impairment liability insurance applicable to the Plaquemine facility. Because the Company believes the claims against CH Plaquemine, CHI and CHESI in the four lawsuits are without merit and that the Company has adequate insurance to cover any future liabilities associated with such lawsuits, the Company does not now maintain any reserves associated with the four Plaquemine lawsuits. The Company has previously established and maintains a separate reserve for the ongoing corrective actions at the Plaquemine facility (which is included within the Company’s reserves for remedial liabilities for its properties described in Note 9), and has increased the amount of this separate reserve to cover the costs of additional sampling and analytical testing being conducted in the vicinity of the “new area of concern.”

On September 15, 2006, the same law firm involved in the other four Plaquemine lawsuits filed suit on behalf of Walter Allen against CH Plaquemine, CHI, CHESI and a local trucking company seeking injunctive relief restricting the weight limits of waste shipments over a local pontoon bridge that connects to the CH Plaquemine facility.  On October 18, 2006, the same state court judge who is presiding over the other Plaquemine related state court suits declined to grant the plaintiff any emergency relief on the ground that the plaintiff had no standing, and the Company believes the plaintiff’s suit is completely without merit.

On October 17, 2006, CH Plaquemine ceased operations and filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern division. The Company had previously made the decision to terminate operations at the CH Plaquemine facility due to continuing operating losses of the facility, and the Company believes that the filing of that chapter 11 petition by CH Plaquemine will have no adverse effect on the Company’s other operations. The chapter 11 filing had the immediate effect of automatically staying all litigation against CH Plaquemine by the plaintiffs in the aforementioned five lawsuits, although such automatic stay does not protect either CHI or CHESI from continued litigation should the plaintiffs elect to continue such proceedings.  However, the Company intends to file with the Bankruptcy Court, and seek ultimate confirmation of, a plan of reorganization for CH Plaquemine that will permit the Company to recapitalize CH Plaquemine sufficiently to ensure that all of the Plaquemine facility’s post-termination environmental and site cleanup obligations and other permit requirements, as determined by the Louisiana Department of Environment Quality, will be satisfied and all of CH Plaquemine’s trade creditors will be paid in full.  In return, the Company intends to seek from the Bankruptcy Court, as part of that plan of reorganization, a permanent injunction against any litigation against CHI, CHES or any of CHI’s other subsidiaries with respect to the Plaquemine facility.  On October 27, 2006, certain of the plaintiffs filed a motion with the Bankruptcy Court seeking, alternatively, to dismiss the chapter 11 petition of CH Plaquemine, for the Court to abstain its jurisdiction, or for relief from the automatic stay, all for the purpose of permitting the plaintiffs to continue their litigation in Louisiana.  CH Plaquemine intends to vigorously oppose that motion, and the matter has been scheduled for a non-evidentiary hearing before the Bankruptcy Court on November 29, 2006.

Deer Trail, Colorado Facility. On December 21, 2005, the Colorado Department of Public Health and Environment (“CDPHE”) granted to Clean Harbors Deer Trail, LLC (“CH Deer Trail”) a radioactive materials license (“RAD license”) to accept certain low level radioactive materials known as NORM/TENORM wastes for disposal at the CH Deer Trail facility in accordance with the license’s terms. On or about January 20, 2006, Adams County Colorado, the county where the CH Deer Trail facility is located, filed complaints in the Adams County District Court and the Denver County District Court against CDPHE seeking to vacate the CDPHE’s grant of the RAD license to CH Deer Trail. On or about February 8, 2006, the Colorado Attorney General representing CDPHE filed motions with both courts petitioning the courts to dismiss the County’s complaints on various procedural grounds. On April 5, 2006, attorneys for CH Deer Trail filed motions to intervene in both actions to protect the Company’s interest. Both the County and the State of Colorado agreed to CH Deer Trail’s motion to intervene.

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

During the pendency of this motion, CH Deer Trail, with the concurrence of its customer Canon City, Colorado, agreed to delay acceptance of Canon City’s NORM/TENORM materials until a hearing on the matter can be held at the Adams County District Court. No stay of the RAD license was granted by the Denver County District Court. On May 5, 2006, the Denver District Court held a hearing to rule on the motions by the State of Colorado and the Company to dismiss the complaint of the plaintiff county. The Court ruled in favor of the State and the Company and issued an order dismissing the plaintiff county’s complaint. On July 5, 2006, the Adams County District Court held a hearing on the plaintiff county’s appeal and dismissed the county’s complaint. The written order dismissing the complaint was executed on July 31, 2006 and it simultaneously vacates the stay that had previously been issued by that court.  Adams County has appealed both rulings.

On September 1, 2006 CH Deer Trail filed a complaint for declaratory relief in the Adams County District Court asking the court to declare that the facility’s Certificate of Designation (“CD”) defers all authority to the State regarding the materials that may be accepted, treated, and disposed of at the facility, specifically including those materials authorized by the state-issued Permit and License for the facility; and/or alternatively, declare that the acceptance of the licensed materials does not violate the facility’s CD.  CH Deer Trail also filed a companion motion for a preliminary injunction to enjoin the Board of County Commissioners from issuing an administrative order or initiating an administrative proceeding based on the faulty premise that the CD prohibits the acceptance, treatment and disposal of licensed and/or permitted materials.   On October 4, 2006, Adams County filed a motion with the Adams County District Court to dismiss the complaint and motion for preliminary injunction for lack of jurisdiction.  On  October 27, 2006 the Court heard oral arguments on the County’s motion and presently has the matter under advisement.

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

As of September 30, 2006, the Company had reserves of $301 thousand for cleanup of Superfund sites not related to the CSD acquisition or the Teris acquisition described below at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Furthermore, in July 2006, the Company was informed of its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. The Company has not yet accrued any amount in respect of this potential liability.

Legal Proceedings Related to the Teris Acquisition.   On August 18, 2006, the Company purchased all of the outstanding membership interests in Teris LLC, a Delaware limited liability company (“Teris”), and changed the name of Teris to “Clean Harbors El Dorado, LLC” (“CH El Dorado”). As a result of that purchase, CH El Dorado became a wholly-owned subsidiary of the Company. At the time of the acquisition, Teris was, and CH El Dorado now is, involved in certain legal proceedings arising from a fire on January 2, 2005, at the incineration facility owned and operated by Teris in El Dorado, Arkansas.

The fire destroyed a warehouse on the facility site but there were no personal injuries to any Teris personnel.  The decision was made early after the report of the fire to let it burn itself out.  Teris notified the appropriate regulatory bodies, including the Arkansas Department of Environmental Quality and the EPA, which sent personnel to the facility shortly after the fire was discovered.  Continuous air monitoring during the fire and extensive soil and water sampling after the fire was extinguished have revealed no migration of hazardous materials off the plant site.

As a precautionary measure, the El Dorado police ordered a number of nearby residents to be evacuated from their homes overnight.  Ultimately, certain of those residents filed three lawsuits in the Circuit Court of Union County, Arkansas against Teris claiming nuisance, property damage, personal injury, diminished value of property, and the need for future medical monitoring.  All three suits claimed the right to be certified as class actions.  Two of the suits also claimed violation of various federal environmental statutes.  The third suit specifically stated that it was not claiming that any federal statutes or regulations were violated.  The two suits claiming violation of federal law were removed to the U.S. District Court for the Western District of Arkansas.  Those suits were ultimately remanded back to the state court after the federal judge found that the plaintiffs had failed to provide notice of the alleged violations of federal law to the appropriate federal agencies and that there was no other basis for federal court jurisdiction because the amount of each individual plaintiff’s claim would not exceed $75 thousand.  Those lawsuits are now in state court awaiting the outcome of the appeal of class certification in the third suit.  The third suit was certified as a class action by the state court judge in July 2006.  That order has been appealed to the Arkansas Supreme Court.  Briefing time has not yet been scheduled but it is anticipated that the appeal of class certification will not be decided until late 2007 or early 2008.

CH El Dorado intends to defend the claims vigorously, and the Company believes that the resolution of the three lawsuits described above will not have an adverse affect on the Company’s financial affairs.  In addition to CH El Dorado’s defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance which Teris maintained or reserves which Teris had established prior to the acquisition, and the seller’s parent (which is a company with substantial net worth) guaranteed that indemnification obligation of the seller to the Company.

EPA Enforcement Action

Kimball, Nebraska Facility. On April 2, 2003, Region VII of the U.S. Environmental Protection Agency (“EPA Region VII”) in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing (“CCO”) on the Company’s subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation (“NOV”) for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project (“SEP”). The Company will be required to perform and account for the SEP in accordance with the EPA’s SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company’s own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company’s subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At September 30, 2006, the Company had accrued $132 thousand for its SEP liability. The facility is nearing the end of the two-year time period allowed to perform this SEP, and it will likely pay a final nominal amount of the remaining specified civil penalties in order to comply with the terms and conditions of the Consent Agreement and Final Order.

State and Provincial Enforcement Actions

Ashtabula, Ohio Facility. In July 2006, the Ohio Environmental Protection Agency (“Ohio EPA”) issued proposed final findings and orders pertaining to alleged air pollution control violations at the Clean Harbors PPM, LLC facility in Ashtabula, Ohio. The Ohio EPA has issued a proposed civil penalty of $108 thousand for the emission of the VOCs which are alleged to be in violation of the Title V permit during the specific time period at issue. The Company, through its in-house counsel, has engaged in settlement negotiations with the Ohio EPA in an effort to resolve the matter. However, there can be no guarantee that the results of those negotiations will result in a settlement or a lower penalty than originally imposed. The Company has  accrued $80 thousand for any potential liability for this matter at September 30, 2006.

London, Ontario Facility. Clean Harbors Environmental Services, Inc., and one of the Company’s Canadian

subsidiaries, Clean Harbors Canada, Inc., received a summons from the Provincial Ministry of Labour alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The matter is pending in the Ontario Court of Justice in London, Ontario. The initial appearance on this matter occurred on November 22, 2004, and in the spring of 2005 the Company filed a pre-trial motion to quash the charges based on the jurisdictional argument that the Provincial Ministry of Labour lacked jurisdiction to lay charges as the jurisdiction to do so rests with the Federal Government under the Canadian Labour Code.  On October 16, 2006, the Court ruled in favor of the Company’s motion and quashed all charges against the Company and its subsidiaries, effectively concluding the matter.

(8) CLOSURE AND POST-CLOSURE LIABILITIES

Reserves for closure and post-closure obligations are as follows (in thousands):

	September 30, 2006	December 31, 2005
Landfill facilities:
Cell closure	$17,447	$16,507
Facility closure	656	672
Post-closure	892	889
	18,995	18,068
Non-landfill retirement liability:
Facility closure	6,578	5,554
	25,573	23,622
Less obligation classified as current	4,727	2,894
Long-term closure and post-closure liabilities	$20,846	$20,728

All of the landfill facilities included in the table above are active as of September 30, 2006.

Anticipated payments at September 30, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,	Anticipated Payments
Remaining three months of 2006	$407
2007	6,511
2008	2,868
2009	1,806
2010	8,551
Thereafter	202,198
Undiscounted closure and post-closure liabilities	222,341
Less: Reserves to be provided (including discount of $116.7 million) over remaining site lives	(196,768)
Present value of closure and post-closure liabilities	$25,573

The changes to closure and post-closure liabilities for the nine months ended September 30, 2006 were as follows (in thousands):

	December 31, 2005	Acquisitions	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	September 30, 2006
Landfill retirement liability	$18,068	$—	$1,194	$1,896	$(810)	$(531)	$41	$(863)	$18,995
Non-landfill retirement liability	5,554	198	(13)	585	453	186	10	(395)	6,578
Total	$23,622	$198	$1,181	$2,481	$(357)	$(345)	$51	$(1,258)	$25,573

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

SFAS No. 143 applies to asset retirement obligations that arise from ordinary business operations. The Company became subject to almost all of its remedial liabilities as part of the acquisition of the CSD assets, and the Company believes that the remedial obligations did not arise from normal operations. Remedial liabilities to which the Company became subject in connection with the acquisition of the CSD assets have been and will continue to be inflated using the inflation rate at the time of acquisition (2.4%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%). The Company became subject to additional remedial liabilities as part of the acquisition in August 2006 of  Teris LLC. Remedial liabilities to which the Company became subject in connection with the acquisition of Teris LLC have been and will continue to be inflated using the inflation rate at the time of acquisition (2.17%) until the expected time of payment, then discounted at the risk-free interest rate at the time of acquisition (4.9%). Remedial liabilities incurred subsequent to the acquisitions and remedial liabilities that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liabilities, which is usually neither increased for inflation nor reduced for discounting.

The Company records environmental-related accruals for remedial obligations at both its landfill and non-landfill operations. See Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of the Company’s methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	September 30, 2006	December 31, 2005
Remedial liabilities for landfill sites	$5,069	$4,901
Remedial liabilities for discontinued facilities not now used in the active conduct of the Company’s business	91,063	92,023
Remedial liabilities (including Superfund) for non-landfill open sites	52,257	50,143
	148,389	147,067
Less obligations classified as current	11,238	7,923
Long-term remedial liabilities	$137,151	$139,144

Anticipated payments at September 30, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,	Anticipated Payments
Remaining three months of 2006	$4,440
2007	10,006
2008	10,522
2009	12,501
2010	9,171
Thereafter	144,427
Undiscounted remedial liabilities	191,067
Less: Discount	(42,678)
Present value of remedial liabilities	$148,389

The anticipated payments for Long-term Maintenance range from $5.6 million to $7.2 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $2.3 million to $6.1 million per year with an average expected payment of $3.6 million per year. Legal and Superfund liabilities payments are expected to be between $0.6 million and $1.1 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

The changes to remedial liabilities for the nine months ended September 30, 2006 were as follows (in thousands):

	December 31, 2005	Acquisitions	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	September 30, 2006
Remedial liabilities for landfill sites	$4,901	$—	$177	$(25)	$101	$(85)	$5,069
Remedial liabilities for discontinued sites not now used in the active conduct of the Company’s business	92,023	—	3,211	(1,812)	21	(2,380)	91,063
Remedial liabilities (including Superfund) for non-landfill operations	50,143	8,833	1,764	(7,645)	633	(1,471)	52,257
Total	$147,067	$8,833	$5,152	$(9,482)	$755	$(3,936)	$148,389

The net $9.5 million benefit from changes in estimate recorded to Selling, General and Administrative expenses on the consolidated statement of operations was due to: (i) the settlement reached with the owner and primary potentially responsible party regarding Marine Shale Processors, Inc. resulting in the Company’s estimated portion of the remaining potential cleanup costs being lower than previously estimated (a decrease of $10.3 million, see “Marine Shale Processors” in Note 7, “Legal Proceedings”), and (ii) the tri-annual reevaluation of the remedial reserves whereby the cost build-ups and engineering calculations used as a basis for establishing the Company’s environmental reserves are revisited on a systematic basis.

The $8.8 million acquisition adjustment reflects the fair value of the remedial liabilities assumed from Teris LLC in August 2006.

(10) LOSS ON EARLY EXTINGUISHMENT OF DEBT

On January 12, 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption, during the period ended September 30, 2006, the Company recorded a loss on early extinguishment of debt aggregating $8.3 million, consisting of $1.8 million unamortized financing costs, $0.6 million of unamortized discount on the Senior Secured Notes, and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

(11) INCOME TAXES

The income tax expense for the first nine months of 2006 was based on the estimated effective tax rate for the year and reflected the reversal of a portion of the valuation allowance against federal and state deferred tax assets including net operating loss carryforwards. Of the $13.3 million of the valuation allowance reversed, $7.4 was recorded as a discrete benefit for income taxes on the Company’s consolidated statement of operations, and $5.9 million was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the consolidated balance sheet as of September 30, 2006.  In connection with the reversal of a portion of the valuation allowance, the Company also recorded, in accordance with Financial Accounting Standard 109, Accounting For Income Taxes, $7.3 million of deferred tax assets associated with the 2002 CSD acquisition. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with such acquisition.  The Company has a remaining valuation allowance of approximately $8.0 million related to foreign tax credits and certain state net operating loss carryforwards. The Company now believes that it is not more likely than not that such amounts will be utilized.

The Company is subject to income taxes in both the U.S. and foreign jurisdictions and to examination by U.S. federal and state, as well as foreign tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes that its tax reserves reflect the probable outcome of all known tax contingencies. The amount of recorded tax contingencies was $14.4 million at December 31, 2005 and was increased by $1.5 million to $15.9 million in the first nine months of 2006 as the result of additional statutory interest of $0.9 million and changes in foreign exchange of $0.6 million.

During 2006, the Company re-evaluated the 2004 restructuring of its Canadian operations.  In connection with this re-evaluation, the Company has identified certain additional tax contingencies.  Although such contingencies are not deemed probable, management estimates that it is reasonably possible that such tax contingencies could result in additional tax liabilities of approximately  $7.0 million exclusive of interest at September 30, 2006.

(12) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$21,005
Dividends and accretion on Series B preferred stock	(69)
Basic income attributable to common stockholders	$20,936	19,587	$1.07

Basic income attributable to common stockholders before effect of dilutive securities	$20,936	19,587	$1.07
Effect of dilutive securities	69	1,020	(0.05)
Diluted income attributable to common stockholders	$21,005	20,607	$1.02

	Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$5,457
Dividends and accretion on Series B preferred stock	(70)
Basic income attributable to common stockholders	$5,387	15,416	$0.35

Basic income attributable to common stockholders before effect of dilutive securities	$5,387	15,416	$0.35
Effect of dilutive securities	70	2,228
Diluted income attributable to common stockholders	$5,457	17,644	$0.31

	Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$35,182
Dividends and accretion on Series B preferred stock	(207)
Basic income attributable to common stockholders	$34,975	19,488	$1.79

Basic income attributable to common stockholders before effect of dilutive securities	$34,975	19,488	$1.79
Effect of dilutive securities	207	1,153	(0.09)
Diluted income attributable to common stockholders	$35,182	20,641	$1.70

	Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$17,669
Dividends and accretion on Series B preferred stock	(210)
Basic income attributable to common stockholders	$17,459	15,081	$1.16

Basic income attributable to common stockholders before effect of dilutive securities	$17,459	15,081	$1.16
Effect of dilutive securities	210	2,276
Diluted income attributable to common stockholders	$17,669	17,357	$1.02

For the three- and nine-month periods ended September 30, 2006, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculations. Because the performance criteria relating to 71 thousand outstanding performance stock awards had not been satisfied for the three-month and nine-month periods ended September 30, 2006, the dilutive effect of such 71 thousand shares is excluded from the above calculations.

For the three-month period ended September 30, 2005, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculation. Because the effects would be anti-dilutive for the period presented, the above computation of diluted earnings attributable to common shareholders exclude the effect of the assumed exercise of 21 thousand stock options for the nine-month period ended September 30, 2005.

(13) STOCKHOLDERS’ EQUITY

Dividends on the Company’s Series B Convertible Preferred Stock are payable on the 15th day of January, April, July, and October at the rate of $1.00 per share per quarter. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. All dividends due since October 15, 2004 were paid in cash.

(14) STOCK-BASED COMPENSATION

The adoption of SFAS No. 123(R) reduced the Company’s reported net income and earnings per share, since adopting SFAS No. 123(R) resulted in the Company recording compensation cost for employee stock options, awards of unvested shares vesting over time based on continued employment but without performance criteria (“restricted stock awards”), awards of unvested shares vesting over time based on continued employment but also with performance criteria (“performance stock awards”), awards of common stock for services previously rendered  (“common stock awards”), and compensatory employee share purchase plans. The Company elected not to modify its reporting of previously-granted stock-based awards. As a result of the changes in accounting under SFAS No. 123(R) and a desire to align the Company’s long-term incentive awards more closely to operating and market performance, the Compensation Committee of the Company’s Board of Directors approved a substantial change in the form of awards that it grants under the Company’s current equity incentive plan. Beginning in November 2005, stock option grants for key managers were replaced with restricted stock awards or performance stock awards. The Company accordingly has decreased, and expects to decrease in the future, the number of stock options granted below the number granted prior to November 2005.

Prior to its adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB Opinion No. 25 which addressed the financial accounting and reporting standards for stock or other equity-based compensation arrangements. Under APB Opinion No. 25, the Company recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of stock-based awards granted prior to the Company’s adoption of SFAS No. 123(R), this meant that no compensation expense was recognized in connection with the grants, as the exercise price of the options was equal to the fair market value of the Company’s common stock on the date of grant and all other provisions were fixed. The Company provided disclosures based on the fair value as permitted by SFAS No. 123. Under the fair value method, compensation cost was measured at the grant date based on the fair value of the award and is recognized over the service period, which was usually the vesting period. Under SFAS No. 123, the Company accounted for forfeitures as they actually occurred. Upon adoption of SFAS No. 123(R), the Company eliminated the remaining unearned deferred compensation balance within stockholders’ equity.

The Company included $0.9 million and $2.5 million in total stock-based compensation expense to employees in its statements of operations for the three- and nine-month periods ended September 30, 2006, respectively, as a result of the adoption of SFAS No. 123(R). None of the compensation expense related to stock-based compensation arrangements was capitalized as part of inventory or fixed assets. Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in its consolidated statements of cash flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. The Company recorded $7.6 million and $8.9 million million of excess tax benefits from the three- and nine-month periods ended September 30, 2006, respectively (as explained in Note 11, “Income Taxes”).

The application of SFAS No. 123(R) had the following effect on reported amounts for the three- and nine-month periods ended September 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended September 30, 2006
	Using Previous Accounting	SFAS No. 123(R) Adjustments	As Reported
Income from operations	$22,642	$(868)	$21,774
Income before income taxes	19,277	(868)	18,409
Net income	21,738	(733)	21,005

Basic income per share	1.11	(0.04)	1.07
Diluted income per share	1.06	(0.04)	1.02

	Nine Months Ended September 30, 2006
	Using Previous Accounting	SFAS No. 123(R) Adjustments	As Reported
Income from operations	$57,076	$(2,460)	$54,616
Income before income taxes	39,210	(2,460)	36,750
Net income	37,261	(2,079)	35,182

Basic income per share	1.91	(0.12)	1.79
Diluted income per share	1.80	(0.10)	1.70

The stock-based compensation expense related to the Company’s stock-based awards for the three- and nine-month periods ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Sales, general and administrative	$868	$2,460
Related income tax benefits	(135)	(381)
Stock-based compensation, net of taxes	$733	$2,079

Net stock-based compensation expense, per common share:
Basic	$0.04	$0.12
Diluted	$0.04	$0.10

For purposes of determining the disclosures required by SFAS No. 123(R), the fair values of performance stock, restricted stock, stock options, and common stock granted under the Company’s stock-based compensation plan were estimated on the date of the grant at the fair value, net of expected forfeitures in the nine months ended September 30, 2006. The compensatory value of the shares subject to purchase under the Employee Stock Purchase Plan (“ESPP”) during the nine months ended September 30, 2006 were estimated at the beginning of the ESPP period using the Black-Scholes option-pricing model. During the three- and nine-month periods ended September 30, 2006, the Company granted no shares and 71,292 shares of performance stock awards, respectively. The Company granted 1,500 shares of restricted stock awards,

5,833 shares of stock option awards, and no common stock awards in the three-month period ended September 30, 2006. The following assumptions were used in calculating the grant date fair value of performance stock, restricted stock, stock options and common stock awards issued and compensatory ESPP shares purchased for the nine months ended September 30, 2006:

Nine Months Ended September 30, 2006
Performance Stock Awards:
Expected forfeiture rate—Executives/Directors	2.00%
Expected forfeiture rate—Employees	5.00%

Restricted Stock Awards (service based):
Expected forfeiture rate—Executives/Directors	2.00%
Expected forfeiture rate—Employees	5.00%

Stock Option Awards: (1)
Expected forfeiture rate—Executives/Directors	2.00%
Expected forfeiture rate—Employees	5.00%
Dividend yield	none
Expected volatility	84.29%-86.00%
Risk-free interest rate	4.84%-5.15%
Expected life (years)	3.5

ESPP: (2)
Risk-free interest rate	5.03%
Expected dividend yield	0.00%
Expected life of ESPP shares (years)	0.25
Expected volatility of underlying stock	26.00%
Expected forfeitures as percentage of total ESPP shares	0.00%

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

Compensation expense associated with restricted stock awards and performance stock awards is measured based on the grant-date fair value of the Company’s common stock and the probability of achieving performance goals where applicable, and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense is only recognized for those awards that the Company expects to vest, which is estimated based upon an assessment of historical forfeitures.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation in the prior-year period (in thousands except for per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income attributable to common stockholders	$5,387	$17,459
Add: Stock-based compensation expense included in reported net income, net of related tax effects	41	88
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards net of related tax effects	(450)	(1,292)
Pro forma net income attributable to common stockholders	$4,978	$16,255

Earnings per share:
Basic as reported	$0.35	$1.16
Basic pro forma	0.32	1.07

Diluted as reported	0.31	1.02
Diluted pro forma	0.28	0.94

In 1992 the Company adopted an equity incentive plan (the “1992 Plan”), which provides for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the “2000 Plan”), which provides for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards. In 2002, the Company amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan from 0.8 million shares to 1.5 million shares and in 2005, the Company further amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan to 2.0 million. As of September 30, 2006, the Company had the following types of stock-based compensation awards outstanding under these plans: stock options, restricted stock awards and performance stock awards. As of December 31, 2005, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options, except for an aggregate of 37,950 restricted stock awards which the Company made in November 2005. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards granted in November 2005 vest over five years subject to continued employment. During the nine months ended September 30, 2006, the Company granted 71,292 shares of performance stock awards, 4,100 shares of restricted stock, 23,833 stock options and 3,000 shares of common stock.

As of September 30, 2006, the Company had reserved 706,906 shares of common stock available for grant under the 2000 Plan, exclusive of shares previously issued (either upon exercise of stock options or pursuant to restricted stock, performance stock or common stock awards) or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on September 30, 2006 options for an aggregate of 105,565 shares which shall remain in effect until such options are either exercised or expire in accordance with their terms. In addition, on September 30, 2006, there were outstanding options for an aggregate of 1,000 shares under the Company’s 1987 Equity Incentive Plan which had expired in 1997.

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

Activity under the Plans relating to stock options is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of 9/30/06 (in thousands)
Outstanding at January 1, 2005	1,635,768	8.28
Granted	21,000	19.02
Forfeited	(134,500)	9.56
Exercised	(701,723)	6.37
Outstanding at December 31, 2005	820,545	9.98
Granted	23,833	36.84
Forfeited	(27,500)	12.98
Exercised	(232,890)	9.11
Outstanding at September 30, 2006	583,988	$11.28	5.33	$18,845
Exercisable at September 30, 2006	249,505	$8.81	4.05	$8,669

The weighted-average grant date fair values of option grants for the nine months ended September 30, 2006 and 2005 were $22.55 and $12.48 respectively.

As of September 30, 2006, there was $2.1 million of total unrecognized compensation cost arising from non-vested compensation related to stock option awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Awards

The following information relates to restricted stock awards that have been granted to employees under the Company’s stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to expense over its vesting period. At September 30, 2006, there were 31,560 shares of restricted stock outstanding.

The following table summarizes information about restricted stock awards for the nine months ended September 30, 2006:

Restricted Stock (Non-vested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	37,950	$28.98
Granted	4,100	35.57
Vested	(7,490)	29.01
Expired	—	—
Forfeited	(3,000)	28.98
Unvested at September 30, 2006	31,560	$29.83

As of September 30, 2006, there was $0.9 million of total unrecognized compensation cost arising from non-vested compensation related to restricted stock awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 4.0 years.

Performance Stock Awards

The following information relates to performance stock awards that have been granted to employees under the Company’s stock incentive plans. Generally, performance stock awards are subject to performance criteria such as predetermined revenue and earnings targets for a specified period of time. The vesting of the performance stock awards is based on achieving such targets and also includes continued service conditions.

The fair value of each performance stock award is based on the closing price of the Company’s stock on the date of grant and is amortized to expense over its vesting period, if performance measures are considered probable. At September 30, 2006, there were 70,189 performance shares outstanding.

The following table summarizes information about performance stock awards for the nine months ended September 30, 2006:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2006	—	—
Granted	71,292	$31.73
Vested	—	—
Expired	—	—
Forfeited	(1,103)	31.73
Unvested at September 30, 2006	70,189	$31.73

As of September 30, 2006, there was $1.4 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.3 years.

In the three- and nine-month periods ended September 30, 2006, the Company issued an aggregate of 0 and 71,292 performance stock awards, respectively under its stock incentive plans.

Employee Stock Purchase Plan

In May of 1995, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of one million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company’s stockholders approved an increase of 500,000 in the maximum number of shares, which can be issued under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair value of the purchase rights granted under the ESPP during the nine months ended September 30, 2006 was $6.81.

Common Stock Awards

In the nine -month period ended September 30, 2006, the Company issued 3,000 shares of common stock under the Company’s stock incentive plans which vested immediately. The accounting measurement date was determined to be April 26, 2006, the date that a mutual understanding was reached by both the employees and the Company.

(15) SEGMENT REPORTING

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

The operations not managed through the Company’s two operating segments are presented herein as “Corporate Items.” Corporate Items revenues consist of two different operations where the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s two operating segments.

The following table reconciles third party revenues to direct revenues for the three and nine-month periods ended September 30, 2006 and 2005 (in thousands). The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended September 30, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$137,269	$75,714	$920	$213,903
Intersegment revenues	21,246	6,777	174	28,197
Gross revenues	158,515	82,491	1,094	242,100
Intersegment expenses	(16,722)	(10,530)	(945)	(28,197)
Direct revenues	$141,793	$71,961	$149	$213,903

	For the Three Months Ended September 30, 2005
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$114,557	$63,873	$150	$178,580
Intersegment revenues	24,945	5,783	(416)	30,312
Gross revenues	139,502	69,656	(266)	208,892
Intersegment expenses	(19,545)	(10,584)	(183)	(30,312)
Direct revenues	$119,957	$59,072	$(449)	$178,580

	For the Nine Months Ended September 30, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$390,827	$207,141	$(8)	$597,960
Intersegment revenues	70,700	16,132	405	87,237
Gross revenues	461,527	223,273	397	685,197
Intersegment expenses	(59,348)	(27,754)	(135)	(87,237)
Direct revenues	$402,179	$195,519	$262	$597,960

	For the Nine Months Ended September 30, 2005
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$334,504	$182,537	$415	$517,456
Intersegment revenues	78,083	16,109	(64)	94,128
Gross revenues	412,587	198,646	351	611,584
Intersegment expenses	(64,375)	(29,008)	(745)	(94,128)
Direct revenues	$348,212	$169,638	$(394)	$517,456

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Direct Revenues:
Technical Services	$141,793	$119,957	$402,179	$348,212
Site Services	71,961	59,072	195,519	169,638
Corporate Items	149	(449)	262	(394)
Total	213,903	178,580	597,960	517,456

Cost of Revenues:
Technical Services	95,962	81,997	270,348	242,674
Site Services	53,686	45,247	142,818	127,536
Corporate Items	1,958	1,765	5,762	3,780
Total	151,606	129,009	418,928	373,990

Selling, General & Administrative Expenses:
Technical Services	16,120	12,288	43,166	36,040
Site Services	7,282	5,393	19,344	15,920
Corporate Items	3,478	9,783	27,977	25,173
Total	26,880	27,464	90,487	77,133

Adjusted EBITDA:
Technical Services	29,711	25,672	88,665	69,498
Site Services	10,993	8,432	33,357	26,182
Corporate Items	(5,287)	(11,997)	(33,477)	(29,347)
Total	35,417	22,107	88,545	66,333

Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,580	2,633	7,633	7,883
Depreciation and amortization	11,063	7,163	26,296	21,517
Income from operations	21,774	12,311	54,616	36,933
Other (income) expense	111	83	273	(427)
Loss on early extinguishment of debt	—	—	8,290	—
Interest expense, net of interest income	3,254	5,884	9,303	17,791
Income before provision for income taxes	$18,409	$6,344	$36,750	$19,569

The following table presents assets by reported segment and in the aggregate (in thousands):

	September 30, 2006	December 31, 2005
Property, plant and equipment, net
Technical Services	$209,078	$143,640
Site Services	17,313	13,271
Corporate or other assets	17,720	21,613
Total	$244,111	$178,524
Intangible assets:
Technical Services
Goodwill	$18,884	$18,884
Permits, net	61,876	72,357
Customer profile database, net	816	1,582
	81,576	92,823
Site Services
Goodwill	148	148
Permits, net	3,692	3,838
Customer profile database, net	81	26
	3,921	4,012
Total	$85,497	$96,835

The following table presents the total assets by reported segment (in thousands):

	September 30, 2006	December 31, 2005
Technical Services	$385,057	$355,655
Site Services	33,222	25,957
Corporate Items	258,887	232,752
Total	$677,166	$614,364

The following table presents the total assets by geographical area (in thousands):

	September 30, 2006	December 31, 2005
United States	$565,593	$512,388
Canada	111,573	101,976
Total	$677,166	$614,364

(16) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

As further described in Note 6, “Financing Arrangements,” on June 30, 2004, $150.0 million of Senior Secured Notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent’s material subsidiaries organized in the United States. The Senior Secured Notes are not guaranteed by the Company’s Canadian and Mexican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

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

Following is the condensed consolidating balance sheet at September, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$688	$46,002	$26,200	$—	$72,890
Marketable securities	10,100	199	—	—	10,299
Accounts receivable, net	16	151,799	17,700	—	169,515
Unbilled accounts receivable	—	15,153	1,675	—	16,828
Intercompany receivables	20,645	—	17,077	(37,722)	—
Deferred costs	—	5,427	821	—	6,248
Prepaid expenses and other current assets	90	8,424	694	—	9,208
Supplies inventories	—	17,648	1,353	—	19,001
Income taxes receivable	—	—	673	—	673
Properties held for sale	—	7,588	543	—	8,131
Property, plant and equipment, net	—	217,463	26,648	—	244,111
Deferred financing costs	7,596	—	6	—	7,602
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	41,607	24,858	—	66,465
Investments in subsidiaries	243,172	53,926	91,654	(388,752)	—
Investment in joint venture	—	2,103	—	—	2,103
Deferred tax assets	20,222	412	1,023	—	21,657
Intercompany note receivable	—	107,614	3,701	(111,315)	—
Other assets	—	1,708	1,695	—	3,403
Total assets	$302,529	$696,105	$216,321	$(537,789)	$677,166
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$4,276	$521	$—	$4,797
Accounts payable	—	84,651	10,805	—	95,456
Accrued disposal costs	—	1,813	1,447	—	3,260
Deferred revenue	—	25,582	3,833	—	29,415
Other accrued expenses	23,195	25,110	2,703	—	51,008
Income taxes payable	2,189	(967)	3,848	—	5,070
Intercompany payables	10,464	7,658	—	(18,122)	—
Closure, post-closure and remedial liabilities	—	156,632	17,330	—	173,962
Long-term obligations	96,473	30,000	—	—	126,473
Capital lease obligations	—	3,908	618	—	4,526
Other long-term liabilities	—	—	15,944	—	15,944
Intercompany note payable	3,701	—	107,614	(111,315)	—
Accrued pension cost	—	—	748	—	748
Total liabilities	136,022	338,663	165,411	(129,437)	510,659
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	197	—	2,235	(2,235)	197
Additional paid-in capital	153,902	194,036	4,049	(198,085)	153,902
Accumulated other comprehensive income	11,542	20,214	2,467	(22,681)	11,542
Retained earnings (deficit)	865	143,192	42,159	(185,351)	865
Total stockholders’ equity	166,507	357,442	50,910	(408,352)	166,507
Total liabilities and stockholders’ equity	$302,529	$696,105	$216,321	$(537,789)	$677,166

Following is the condensed consolidating balance sheet at December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$10,391	$110,649	$11,409	$—	$132,449
Restricted cash	3,469	—	—	—	3,469
Accounts receivable, net	292	119,978	27,389	—	147,659
Unbilled accounts receivable	—	5,500	1,549	—	7,049
Intercompany receivables	69,974	—	3,940	(73,914)	—
Deferred costs	—	3,943	994	—	4,937
Prepaid expenses	1,209	4,722	480	—	6,411
Supplies inventories	—	11,443	1,280	—	12,723
Income taxes receivable	—	—	1,462	—	1,462
Properties held for sale	—	7,479	191	—	7,670
Property, plant and equipment, net	—	154,178	24,346	—	178,524
Deferred financing costs	9,498	—	10	—	9,508
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	53,125	24,678	—	77,803
Investments in subsidiaries	183,169	45,002	91,654	(319,825)	—
Deferred tax asset	—	—	1,934	—	1,934
Intercompany note receivable	—	102,951	3,701	(106,652)	—
Other assets	—	1,374	2,360	—	3,734
Total assets	$278,002	$639,376	$197,377	$(500,391)	$614,364
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$6,402	$1,580	$—	$7,982
Accounts payable	—	58,412	12,960	—	71,372
Accrued disposal costs	—	1,631	1,478	—	3,109
Deferred revenue	—	17,142	4,642	—	21,784
Other accrued expenses	8,315	36,463	5,001	—	49,779
Income taxes payable	2,038	(206)	2,626	—	4,458
Intercompany payables	—	73,914	—	(73,914)	—
Closure, post-closure and remedial liabilities	—	154,623	16,066	—	170,689
Long-term obligations	148,290	—	—	—	148,290
Capital lease obligations	—	5,220	781	—	6,001
Other long-term liabilities	—	—	14,417	—	14,417
Intercompany note payable	3,701	—	102,951	(106,652)	—
Accrued pension cost	—	—	825	—	825
Total liabilities	162,344	353,601	163,327	(180,566)	498,706
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	194	—	2,236	(2,236)	194
Additional paid-in capital	141,079	195,485	4,049	(199,534)	141,079
Accumulated other comprehensive income	9,745	15,551	(3,790)	(11,761)	9,745
Restricted stock unearned compensation	(1,044)	—	—	—	(1,044)
Retained earnings (deficit)	(34,317)	74,739	31,555	(106,294)	(34,317)
Total stockholders’ equity	115,658	285,775	34,050	(319,825)	115,658
Total liabilities and stockholders’ equity	$278,002	$639,376	$197,377	$(500,391)	$614,364

Following is the consolidating statement of operations for the three months ended September 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$185,047	$28,397	$459	$213,903
Cost of revenues	—	133,785	17,362	459	151,606
Selling, general and administrative expenses	—	21,981	4,899	—	26,880
Accretion of environmental liabilities	—	2,357	223	—	2,580
Depreciation and amortization	—	9,846	1,217	—	11,063
Income from operations	—	17,078	4,696	—	21,774
Other income (expense)	(2)	(97)	(12)	—	(111)
Loss on early extinguishment of debt	—	—	—	—	—
Interest income (expense)	(3,953)	510	189	—	(3,254)
Equity in earnings of subsidiaries	27,015	4,799	—	(31,814)	—
Intercompany dividend income (expense)	—	—	3,052	(3,052)	—
Intercompany interest income (expense)	—	2,945	(2,945)	—	—
Income before provision for income taxes	23,060	25,235	4,980	(34,866)	18,409
Provision for (benefit from) income taxes	2,055	(6,319)	1,679	—	(2,585)
Equity interest of joint venture	—	(11)	—	—	(11)
Net income	$21,005	$31,565	$3,301	$(34,866)	$21,005

Following is the consolidating statement of operations for the three months ended September 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$149,987	$32,557	$(3,964)	$178,580
Cost of revenues	—	111,060	21,913	(3,964)	129,009
Selling, general and administrative expenses	(1,529)	23,124	5,869	—	27,464
Accretion of environmental liabilities	—	2,434	199	—	2,633
Depreciation and amortization	—	6,071	1,092	—	7,163
Income from operations	1,529	7,298	3,484	—	12,311
Other income (expense)	—	(82)	(1)	—	(83)
Interest expense (expense)	(5,913)	34	(5)	—	(5,884)
Equity in earnings of subsidiaries	10,387	3,574	—	(13,961)	—
Intercompany dividend income (expense)	—	—	2,847	(2,847)	—
Intercompany interest income (expense)	—	2,747	(2,747)	—	—
Income before provision for income taxes	6,003	13,571	3,578	(16,808)	6,344
Provision for income taxes	546	274	67	—	887
Net income	$5,457	$13,297	$3,511	$(16,808)	$5,457

Following is the consolidating statement of operations for the nine months ended September 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$511,589	$90,232	$(3,861)	$597,960
Cost of revenues	—	364,731	58,058	(3,861)	418,928
Selling, general and administrative expenses	—	76,093	14,394	—	90,487
Accretion of environmental liabilities	—	6,973	660	—	7,633
Depreciation and amortization	—	22,734	3,562	—	26,296
Income from operations	—	41,058	13,558	—	54,616
Other income (expense)	—	(213)	(60)	—	(273)
Loss on early extinguishment of debt	(8,290)	—	—	—	(8,290)
Interest income (expense)	(10,770)	1,070	397	—	(9,303)
Equity in earnings of subsidiaries	58,205	11,788	—	(69,993)	—
Intercompany dividend income (expense)	—	—	9,065	(9,065)	—
Intercompany interest income (expense)	—	8,745	(8,745)	—	—
Income before provision for income taxes	39,145	62,448	14,215	(79,058)	36,750
Provision for (benefit from) income taxes	3,963	(5,994)	3,610	—	1,579
Equity interest in joint venture	—	(11)	—	—	(11)
Net income	$35,182	$68,453	$10,605	$(79,058)	$35,182

Following is the consolidating statement of operations for the nine months ended September 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$433,377	$95,089	$(11,010)	$517,456
Cost of revenues	—	319,455	65,545	(11,010)	373,990
Selling, general and administrative expenses	(1,482)	62,796	15,819	—	77,133
Accretion of environmental liabilities	—	7,295	588	—	7,883
Depreciation and amortization	—	18,111	3,406	—	21,517
Income from operations	1,482	25,720	9,731	—	36,933
Other income (expense)	565	(145)	7	—	427
Interest expense (expense)	(17,707)	(32)	(52)	—	(17,791)
Equity in earnings of subsidiaries	34,425	9,512	—	(43,937)	—
Intercompany dividend income (expense)	—	—	8,385	(8,385)	—
Intercompany interest income (expense)	—	8,089	(8,089)	—	—
Income before provision for income taxes	18,765	43,144	9,982	(52,322)	19,569
Provision for income taxes	1,096	489	315	—	1,900
Net income	$17,669	$42,655	$9,667	$(52,322)	$17,669

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$124,803	$(10,826)	$7,107	$(69,993)	$51,091
Cash flows from investing activities:
Additions to property, plant and equipment	—	(26,808)	(3,523)	—	(30,331)
Increase in permits	—	(822)	—	—	(822)
Acquisition of Teris assets	(52,097)	—	—	—	(52,097)
Sales of marketable securities	1,650	43,504	—	—	45,154
Purchase of available-for-sale securities	(11,750)	(43,703)	—	—	(55,453)
Proceeds from sale of fixed assets and assets held for sale	—	1,190	—	—	1,190
Proceeds from sale of restricted investments	3,469	—	—	—	3,469
Proceeds from insurance claims	384	—	—	—	384
Investment in subsidiaries	(58,205)	(11,788)	—	69,993	—
Net cash (used in) provided by investing activities	(116,549)	(38,427)	(3,523)	69,993	(88,506)

Cash flows from financing activities:
Change in uncashed checks	—	(2,131)	(1,114)	—	(3,245)
Proceeds from exercise of stock options	2,124	—	—	—	2,124
Dividend payments on preferred stock	(207)	—	—	—	(207)
Excess tax benefit from stock-based compensation	3,021	—	—	—	3,021
Deferred financing costs incurred	(968)	—	—	—	(968)
Proceeds from employee stock purchase plan	573	—	—	—	573
Payments of capital leases	—	(1,453)	(195)	—	(1,648)
Dividends (paid) received	—	(11,810)	11,810	—	—
Borrowing on term loan	30,000	—	—	—	30,000
Principal payments on debt	(52,500)	—	—	—	(52,500)
Net cash (used in) provided by financing activities	(17,957)	(15,394)	10,501	—	(22,850)

Increase (decrease) in cash and cash equivalents	(9,703)	(64,647)	14,085	—	(60,265)
Effect of exchange rate change on cash	—	—	706	—	706
Cash and cash equivalents, beginning of period	10,391	110,649	11,409	—	132,449

Cash and cash equivalents, end of period	$688	$46,002	$26,200	$—	$72,890

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) provided by operating activities	$30,136	$16,302	$5,653	$(43,937)	$8,154
Cash flows from investing activities:
Additions to property, plant and equipment	—	(12,256)	(1,059)	—	(13,315)
Increase in permits	—	(1,298)	—	—	(1,298)
Sales of marketable securities	10,000	6,800	—	—	16,800
Proceeds from sale of fixed assets	—	387	10	—	397
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—	—
Investment in subsidiaries	(34,425)	(9,512)	—	43,937	—
Net cash (used in) provided by investing activities	(24,425)	(5,614)	(11,314)	43,937	2,584

Cash flows from financing activities:
Change in uncashed checks	—	1,796	258	—	2,054
Proceeds from exercise of stock options	4,409	—	—	—	4,409
Dividend payments on preferred stock	(210)	—	—	—	(210)
Deferred financing costs incurred	(97)	—	—	—	(97)
Proceeds from employee stock purchase plan	399	—	—	—	399
Payments of capital leases	—	(1,193)	(156)	—	(1,349)
Dividends (paid) received	—	(5,522)	5,522	—	—
Net cash (used in) provided by financing activities	4,501	(4,919)	5,624	—	5,206

Increase (decrease) in cash and cash equivalents	10,212	5,769	(37)	—	15,944
Effect of exchange rate change on cash	—	—	116	—	116
Cash and cash equivalents, beginning of period	76	20,984	10,021	—	31,081

Cash and cash equivalents, end of period	$10,288	$26,753	$10,100	$—	$47,141

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

•         Our ability to manage the significant environmental liabilities assumed in connection with the acquisition of the CSD assets and Teris LLC;

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

Effective September 7, 2002, we purchased from Safety-Kleen Services, Inc. (the “Seller”) and certain of the Seller’s domestic subsidiaries substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. (“Safety-Kleen”). That acquisition broadened our disposal capabilities, geographic reach and significantly expanded our network of hazardous waste disposal facilities. Following the acquisition, we became one of the largest providers of environmental services and the largest operator of hazardous waste treatment and disposal facilities in North America. On August 18, 2006, we purchased Teris LLC, and thereby acquired ownership of an additional incineration facility in Arkansas and an additional treatment, storage and disposal facility in California.  We believe that our acquisition of hazardous waste facilities in new geographic areas has allowed and will continue to allow us to expand our service area and has resulted and will continue to result in significant cost savings by allowing us to treat and dispose of hazardous waste internally for which we previously paid third parties and to eliminate redundant selling, general and administrative expenses and inefficient transportation costs.

We have accrued closure, post-closure and remedial liabilities valued as of September 30, 2006, at approximately $174.0 million substantially all of which we assumed as part of the CSD asset and Teris acquisitions. We now anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated.

Acquisition

On August 18, 2006, we purchased from SITA U.S.A., Inc., a Delaware corporation (“Seller”), all of the membership interests in Teris LLC, a Delaware limited liability company (“Teris”). The purchase was made in accordance with the purchase and sale agreement which we and Seller had entered into on May 3, 2006. The purchase price is subject to post-closing adjustments based upon the amount by which Teris’ net working capital as of the closing date exceeded or was less than $10.3 million and the amount by which capital spending incurred year-to-date by Teris exceeded or was less than the budgeted spending. We currently estimate these adjustments will result in a $2.5 million reduction in the purchase price.   These adjustments will be finalized within 135 days after the closing date. In connection with such acquisition and the related financing described below (collectively, the “Acquisition”), we incurred transaction expenses for due diligence and legal of approximately $1.9 million, thus resulting in a total estimated purchase for Teris of approximately $52.1 million.

Environmental Liabilities

Environmental liabilities are composed of closure and post-closure liabilities and remedial liabilities.

Closure and Post-closure Liabilities

Reserves for closure and post-closure obligations are as follows (in thousands):

	September 30, 2006	December 31, 2005
Landfill facilities:
Cell closure	$17,447	$16,507
Facility closure	656	672
Post-closure	892	889
	18,995	18,068
Non-landfill retirement liability:
Facility closure	6,578	5,554
	25,573	23,622
Less obligation classified as current	4,727	2,894
Long-term closure and post-closure liabilities	$20,846	$20,728

Anticipated payments at September 30, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,	Anticipated Payments
Remaining three months of 2006	$407
2007	6,511
2008	2,868
2009	1,806
2010	8,551
Thereafter	202,198
Undiscounted closure and post-closure liabilities	222,341
Less: Reserves to be provided (including discount of $116.7 million) over remaining site lives	(196,768)
Present value of closure and post-closure liabilities	$25,573

The changes to closure and post-closure liabilities for the nine months ended September 30, 2006 were as follows (in thousands):

	December 31, 2005	Acquisitions	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	September 30, 2006
Landfill retirement liability	$18,068	$—	$1,194	$1,896	$(810)	$(531)	$41	$(863)	$18,995
Non-landfill retirement liability	5,554	198	(13)	585	453	186	10	(395)	6,578
Total	$23,622	$198	$1,181	$2,481	$(357)	$(345)	$51	$(1,258)	$25,573

The following table presents the change in remaining highly probable airspace from December 31, 2005 through September 30, 2006 (in thousands):

Highly Probable Airspace (Cubic Yards)
Remaining capacity at December 31, 2005	29,001
Consumed during nine months ended September 30, 2006	(763)
Remaining capacity at September 30, 2006	28,238

New asset retirement obligations incurred in 2006 are being discounted at the credit-adjusted risk-free rate of 9.25% and inflated at a rate of 2.17%.

As of September 30, 2006, there were four unpermitted expansions included in our landfill accounting model, which represents 36.9% of our remaining airspace at that date. Of these expansions, one represents an exception to our established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed, the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because it was determined that the airspace was highly probable even though the permit application was not submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. As of September 30, 2006, this airspace still represented an exception to our permit application criteria. Had we not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the three- and nine -month periods ended September 30, 2006 would have been higher by $155 thousand and $491 thousand, respectively.

Remedial Liabilities

Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA or other applicable laws. Our operating subsidiaries’ remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 7, “Legal Proceedings,” to our financial statements for the nine months ended September 30, 2006 included in this report, Superfund liabilities also include certain Superfund liabilities to governmental entities for which we are potentially liable to reimburse the Sellers in connection with our 2002 acquisition of the CSD assets from Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for discontinued operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

SFAS No. 143 applies to asset retirement obligations that arise from ordinary business operations. We became subject to almost all of our remedial liabilities as part of our acquisition of the CSD assets from Safety-Kleen Corp., and we believe that the remedial obligations did not arise from normal operations. Remedial liabilities to which we became subject in connection with our acquisition of the CSD assets and Teris LLC have been and will continue to be inflated using the inflation rate at the time of acquisition (2.4% and 2.17% respectively) until the expected time of payment, then discounted at the risk-free interest rate at the time of each acquisition of 4.9%. Remedial liabilities incurred subsequent to the acquisition and remedial liabilities that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liability, which is usually neither increased for inflation nor reduced for discounting.

We record environmental-related accruals for remedial obligations at both our landfill and non-landfill operations. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion of our methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	September 30, 2006	December 31, 2005
Remedial liabilities for landfill sites	$5,069	$4,901
Remedial liabilities for discontinued facilities not now used in the active conduct of the Company’s business	91,063	92,023
Remedial liabilities (including Superfund) for non-landfill open sites	52,257	50,143
	148,389	147,067
Less obligations classified as current	11,238	7,923
Long-term remedial liabilities	$137,151	$139,144

Anticipated payments at September 30, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,	Anticipated Payments
Remaining three months of 2006	$4,440
2007	10,006
2008	10,522
2009	12,501
2010	9,171
Thereafter	144,427
Undiscounted remedial liabilities	191,067
Less: Discount	(42,678)
Present value of remedial liabilities	$148,389

The anticipated payments for Long-term Maintenance range from $5.6 million to $7.2 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $2.3 million to $6.1 million per year with an average expected payment of $3.6 million per year. Legal and Superfund liabilities payments are expected to be between $0.6 million and $1.1 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

The changes to remedial liabilities for the nine months ended September 30, 2006 were as follows (in thousands):

	December 31, 2005	Acquisitions	Accretion	Benefit from Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	September 30, 2006
Remedial liabilities for landfill sites	$4,901	$—	$177	$(25)	$101	$(85)	$5,069
Remedial liabilities for discontinued sites not now used in the active conduct of the Company’s business	92,023		3,211	(1,812)	21	(2,380)	91,063
Remedial liabilities (including Superfund) for non-landfill operations	50,143	8,833	1,764	(7,645)	633	(1,471)	52,257
Total	$147,067	$8,833	$5,152	$(9,482)	$755	$(3,936)	$148,389

The net $9.5 million benefit from changes in estimate recorded to selling, general and administrative expenses on the statement of operations was due to: (i) the settlement reached with the owner and primary potentially responsible party regarding Marine Shale Processors, Inc. resulting in our estimated portion of the remaining potential cleanup costs being lower than previously estimated (a decrease of $10.3 million), and  (ii) the tri-annual reevaluation of the remedial reserves whereby the cost build-ups and engineering calculations used as a basis for establishing our environmental reserves are revisited on a systematic basis.

The $8.8 million acquisition reflects the liabilities acquired from Teris LLC in August 2006.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R). We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that were unvested as of January 1, 2006 will be recognized as compensation cost over the remaining requisite service period. The results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for periods prior to adoption to illustrate the effect on net income and earning per share of applying the fair value recognition provisions of SFAS No. 123.

We included $0.9 million and $2.5 million in total stock-based compensation expense to employees in our statements of operations for the three- and nine -month periods ended September 30, 2006, respectively as a result of the adoption of SFAS No. 123(R). See Note 14, “Stock-based Compensation” to our financial statements for the nine months ended September 30, 2006, included in this report for additional detail.

Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS No. 123(R). Compensation expense associated with restricted stock and performance stock awards is measured based on the grant-date fair value of our common stock and the probability of achieving performance goals where applicable, and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense is only recognized for those awards that we expect to vest, which is estimated based upon an assessment of historical forfeitures. Under the true-up provisions of SFAS No. 123(R), additional expense will be recorded related to stock options, restricted stock awards and performance stock awards if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

As of September 30, 2006, there were $2.1 million, $0.9 million and $1.4 million of total unrecognized compensation cost arising from non-vested compensation related to stock options, restricted stock awards, and performance stock awards under our stock incentive plans, respectively. These costs are expected to be recognized over the weighted-average periods of 0.9 years, 4.0 years and 1.3 years, respectively, for stock options, restricted stock awards and performance stock awards.

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

	Percentage of Total Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below):
Disposal costs to third parties	3.3	4.2	3.1	4.3
Other cost of revenues	67.6	68.0	67.0	68.0
Total cost of revenues	70.9	72.2	70.1	72.3
Selling, general and administrative expenses	12.6	15.4	15.1	14.9
Accretion of environmental liabilities	1.2	1.5	1.3	1.5
Depreciation and amortization	5.2	4.0	4.4	4.2
Income from operations	10.1	6.9	9.1	7.1
Other income (expense)	—	—	—	0.1
Loss on early extinguishment of debt	—	—	(1.4)	—
Interest (expense), net of interest income	(1.5)	(3.3)	(1.6)	(3.4)
Income before provision for income taxes	8.6	3.6	6.1	3.8
Provision for (benefit from) income taxes	(1.2)	0.5	0.2	0.4
Net income	9.8%	3.1%	5.9%	3.4%

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

The following is a reconciliation of net income to Adjusted EBITDA for the nine-month period ended September 30, 2006:

Net income	$35,182
Accretion of environmental liabilities	7,633
Depreciation and amortization	26,296
Loss on early extinguishment of debt	8,290
Interest expense, net of interest income	9,303
Provision for income taxes	1,579
Other income (expense)	273
Equity interest in joint venture	(11)
Adjusted EBITDA	$88,545

The following reconciles Adjusted EBITDA to cash provided from operations for the nine months ended September 30, 2006:

Adjusted EBITDA	$88,545
Interest expense, net	(9,303)
Provision for income taxes	(1,579)
Allowance for doubtful accounts	334
Amortization of deferred financing costs	1,087
Change in environmental estimates	(9,839)
Gain on insurance settlement	(184)
Amortization of debt discount	87
Deferred income taxes	(6,435)
Stock-based compensation	2,460
Prepayment penalty	(5,907)
Changes in assets and liabilities
Accounts receivable	(4,061)
Unbilled accounts receivable	(6,334)
Deferred costs	(1,270)
Prepaid expenses	(1,305)
Accounts payable	7,310
Environmental expenditures	(5,194)
Deferred revenue	3,957
Accrued disposal costs	(110)
Other accrued expenses	(3,058)
Income taxes payable, net	2,188
Other, net	(298)
Net cash provided by operating activities	$51,091

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 22, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1, “Financial Statements” and in particular Note 15, “Segment Reporting” to such financial statements in this report.

	Summary of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Direct Revenues:
Technical Services	$141,793	$119,957	$402,179	$348,212
Site Services	71,961	59,072	195,519	169,638
Corporate Items	149	(449)	262	(394)
Total	213,903	178,580	597,960	517,456

Cost of Revenues:
Technical Services	95,962	81,997	270,348	242,674
Site Services	53,686	45,247	142,818	127,536
Corporate Items	1,958	1,765	5,762	3,780
Total	151,606	129,009	418,928	373,990

Selling, General & Administrative Expenses:
Technical Services	16,120	12,288	43,166	36,040
Site Services	7,282	5,393	19,344	15,920
Corporate Items	3,478	9,783	27,977	25,173
Total	26,880	27,464	90,487	77,133

Adjusted EBITDA:
Technical Services	29,711	25,672	88,665	69,498
Site Services	10,993	8,432	33,357	26,182
Corporate Items	(5,287)	(11,997)	(33,477)	(29,347)
Total	$35,417	$22,107	$88,545	$66,333

Three months ended September 30, 2006 versus the three months ended September 30, 2005

Revenues

Total revenues for the three months ended September 30, 2006 increased $35.3 million to $213.9 million from $178.6 million for the comparable period in 2005. Technical Services revenues for the three months ended September 30, 2006 increased $21.8 million to $141.8 million from $120.0 million for the comparable period in 2005. Increases in Technical Services revenues consisted of a $11.7 million increase in the volume of waste processed through our facilities, primarily resulting from increased volumes of large quantity waste projects business and by a $.7 million increase in the pricing of waste processed through our facilities. The  improvement was also attributable to a $1.7 million increase in large waste project transportation business and a $1.7 million increase due to the strengthening of the Canadian dollar in the third quarter of 2006 as compared to the same period in 2005. The remaining $6.0 million increase was composed of strong base business and project work across all regions.  The Teris acquisition contributed $5.0 million of the increase included in the preceding Technical Services revenue figures.

Site Services revenues for the three months ended September 30, 2006 increased $12.9 million to $72.0 million from $59.1 million for the comparable period in 2005. In the third quarter of 2006, Site Services performed major emergency response projects accounting for $5.0 million of outside revenues, partially offset by intercompany costs of $0.3 million, resulting in direct revenue of $4.7 million, or 6.5% of direct revenue for this segment. In the third quarter of 2005, Site Services performed major emergency response work accounting for $7.2 million, offset by intercompany costs of $0.9 million, resulting in direct revenue of $6.3 million, or 10.6% of direct revenue for this segment. Base Site Services revenue increased  $14.5 million from the third quarter of 2005 to the third quarter of 2006. This increase was due to strong local emergency response work in the northeast and gulf regions; a large volume of large project work; higher PCB/oil volumes and increased oil and metal pricing; and stronger business levels in the western region.  These improvements were partially offset by reduced volumes in Canadian departments due to the loss of a large customer.  Site Services benefited $0.3 million in the third quarter of 2006, as compared to the third quarter of 2005, from changes in foreign exchange.

Corporate Items revenues for the three months ended September 30, 2006 increased $0.6 million to $0.1 million from ($0.5) million for the comparable period in 2005.  The increase resulted from the cessation of intersegment expenditure connected with certain discontinued operations included in Corporate Items.

There are many factors which have impacted, and will continue to impact, our revenues. These factors include, but are not limited to: economic conditions, competitive industry pricing, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, and direct shipment by generators of waste to the ultimate treatment or disposal location.

Cost of Revenues

Total cost of revenues for the three months ended September 30, 2006 increased $22.6 million to $151.6 million compared to $129.0 million for the comparable period in 2005. Technical Services cost of revenues increased $13.9 million to $96.0 million from $82.0 million for the comparable period in 2005. Cost of revenues for Technical Services increased $1.0 million due to an unfavorable foreign exchange fluctuation relating to the strength of the Canadian dollar. Costs increased by $4.1 million in outside transportation and rail expense primarily associated with large waste projects, $3.3 million in employee labor and related costs, $1.7 million in increased materials and supplies expense, $1.3 million in major maintenance at our incinerators, $1.2 million in utilities and fuel costs, $0.7 million in building, equipment and vehicle repairs and rentals, $0.5 million in increased insurance premiums and taxes, $0.2 million in increased royalties, $0.1 million in outside laboratory fees and $0.1 million in increased outside disposal costs in the quarter ended September 30, 2006, as compared to the same quarter in 2005. These increases were partially offset by a  a $0.7 million decrease in fees and discharge costs.

Site Services cost of revenues increased $8.5 million to $53.7 million from $45.2 million for the comparable period in 2005.  Cost of revenues for the third quarter of 2006 related to the performance of major emergency response jobs decreased by $2.0 million in 2006 as compared to the comparable period in 2005. Non-major emergency response Site Services cost of revenue increased $3.7 million in materials and supplies, predominately due to increased material costs in the PCB/Oil division and from increased bulk material costs from the chemical distribution business.  Subcontractor costs increased $3.5 million because of strong project work in the Northeast and South regions.  Other cost increases included  increases in transportation costs of $1.2 million, labor and related costs of $1.4 million, equipment rental costs of $0.9 million, and travel expenses of $0.3 million. These increases were partially offset by reduced outside disposal costs of ($0.6) million. Foreign exchange costs increased $0.2 million in the third quarter of 2006 as compared to the third quarter of 2005.

We believe that our ability to manage operating costs is an important factor in our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications and upgrades at our facilities, and implementation of strategic initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through a strategic sourcing initiative. However, we cannot assure that our efforts to manage future operating expenses will be successful.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended September 30, 2006 decreased ($0.6) million to $26.9 million from $27.5 million for the comparable period in 2005. Technical Services selling, general and administrative expenses for the three months ended September 30, 2006 increased $3.8 million to $16.1 million from $12.3 million for the comparable period in 2005, primarily due to a $1.9 million increase in environmental liability estimates and additional headcount and related labor costs associated with strategic and regional management resources. The increase was also attributable to a $0.7 million increase in bonuses and a $0.1 million increase due to the strengthening of the Canadian dollar. These increases were partially offset by a $0.2 million decrease in professional fees and temporary labor costs.  Site Services selling, general and administrative expenses increased $1.9 million to $7.3 million for the three-month period ended September 30, 2006 from $5.4 million for the corresponding period of the preceding year. The increase was primarily due to increased environmental liability estimates, additional headcount and related labor costs associated with strategic and regional management resources and increased incentive compensation costs. Corporate Items selling, general and administrative expenses for the three months ended September 30, 2006 decreased ($6.3) million to $3.5 million from $9.8 million for the comparable period in 2005. The reduction resulted from a $9.0 million benefit from changes in environmental liability estimates in September 2006 primarily related mainly to Marine Shale, partially offset by higher salary and incentive compensation costs.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended September 30, 2006 and 2005 was similar at $2.6 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2006 increased $3.9 million to $11.1 million from $7.2 million for the comparable period in 2005. The increase was primarily due to a $2.6 million impairment of assets and permits at the Plaquemine, LA facility which filed a voluntary chapter 11 petition on October 18, 2006.  The remaining increase related mainly to changes in estimates in landfill lives and an increase in volumes at our landfill sites of $0.5 million and a $0.7 million increase related to acquired assets of Teris.

Other Income (Expense)

For the quarter ended September 30, 2006, other income (expense) of $(0.1) million consisted primarily of loss on the sale, and impairment, of fixed assets and assets held for sale.

For the quarter ended September 30, 2005, other income (expense) of $(0.1) million consisted almost entirely of a $(0.1) million loss relating to the sale of fixed assets.

Interest Expense, Net

Interest expense, net of interest income for the three months ended September 30, 2006, decreased $2.6 million to $3.3 million from $5.9 million for the comparable period in 2005. The decrease in interest expense was primarily due to interest savings resulting from the refinancing of our credit facilities on December 1, 2005 and the redemption of $52.5 million of Senior Secured Notes on January 12, 2006.  This decrease was partially offset by approximately $0.3 million of additional interest accrued on our $30.0 million term loan used to partially finance the Teris acquisition on August 18, 2006.

Income Taxes

Income tax expense for the three months ended September 30, 2006 decreased $3.5 million to ($2.6) million from $0.9 million for the comparable period in 2005. Income tax expense for the third quarter of 2006 consisted of: a current tax expense relating to the Canadian operations of $2.0 million, including withholding taxes; federal income tax of ($6.3) million; and a state income tax expense of $1.7 million relating to profitable operations in certain legal entities.  The tax expense included a benefit of $7.4 million from the reversal of a portion of the valuation allowance against our U.S. net deferred tax assets.   Income tax expense for the second quarter of 2005 consisted primarily of a current tax expense relating to the Canadian operations of $0.4 million including withholding taxes, $0.2 million of federal alternative minimum tax, and a state income tax expense of $0.3 million relating to profitable operations in certain legal entities.

As of June 30, 2006, our U.S. net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at June 30, 2006, we believed that it was more likely than not that some portion or all of the deferred tax assets would not be realized. SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance is established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based upon our cumulative operating results through September 30, 2006, and an assessment of our expected future results of operations, during the third quarter of 2006, we determined that it had become more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax assets prior to their expiration and realize the benefit of other net deferred tax assets.  The key factors affecting our decision to release the valuation in the third quarter of 2006 included:  results for the period ending September 30, 2006, exceeding projections, the number of consecutive quarters of profitability, additional verification of the success of the our business plan and cost savings initiatives, and evaluation and verification of the accretive nature of the Teris acquisition which was completed in the third quarter of 2006. As a result, at September 30, 2006, we reversed a total of $13.3 million of our U.S. deferred tax asset valuation allowance.  Of the $13.3 million of the valuation allowance reversed, $7.4 million was recorded as a discrete benefit for income taxes on our consolidated statement of operations, and $5.9 million was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on our consolidated balance sheet as of September 30, 2006.  In connection with the reversal of a portion of the valuation allowance, we also recorded, in accordance Financial Accounting Standard 109, “Accounting For Income Taxes,” $7.3 million of deferred tax assets associated with the 2002 CSD acquisition. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with such acquisition.  As of September 30, 2006, we have a remaining valuation allowance of approximately $8.0 million related to foreign tax credits and certain state net operating loss carryforwards.  We now believe that it is not more likely than not that such amounts will be utilized.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segment for the three months ended September 30, 2006 increased $13.3 million to $35.4 million from $22.1 million for the comparable period in 2005. Adjusted EBITDA contribution improved for each of our segments in 2006. The Technical Services contribution increased by $4.1 million, the Site Services contribution improved by $2.5 million, and the Corporate Items contribution increased by $6.7 million. The combined Adjusted EBITDA contribution was comprised of revenues of $213.9 million and $178.6 million, net of cost of revenues of $151.6 million and $129.0 million and selling, general and administrative expenses of $26.9 million and $27.5 million, for the three-month periods ended September 30, 2006 and 2005, respectively.

Nine months ended September 30, 2006 versus the nine months ended September 30, 2005

Revenues

Total revenues for the nine months ended September 30, 2006 increased $80.5 million to $598.0 million from $517.5 million for the comparable period in 2005. Technical Services revenues for the nine months ended September 30, 2006 increased $54.0 million to $402.2 million from $348.2 million for the comparable period in 2005. Increases in Technical Services revenues consisted of a $29.5 million increase in the volume of waste processed through our facilities (partially offset by a ($3.6) million decrease in the pricing of waste processed), primarily resulting from increased volumes of large quantity waste projects business. The increase was also attributable to a $7.1 million increase in large waste project transportation business and a $6.1 million increase due to the strengthening of the Canadian dollar. The remaining $14.9 million increase was composed of strong base business and project work across all regions.  The Teris acquisition contributed $8.0 million of the increase included in the preceding Technical Services revenue figures.

Site Services revenues for the nine months ended September 30, 2006 increased $25.8 million to $195.5 million from $169.7 million for the comparable period in 2005. In the year to date 2006, major emergency response work accounted for $20.2 million of outside revenues, partially offset by intercompany costs of $2.4 million, resulting in direct revenue of $17.8 million, or 9.1% of direct revenue for this segment. During the same period in 2005, Site Services major emergency response work accounted for $22.1 million of outside revenue, partially offset by intercompany costs of $3.0 million, resulting in direct revenue of $19.1 million, or 11.3% of direct revenue for this segment.  Base Site Services revenue increased $27.2 million from the first three quarters of 2005 to the first three quarters of 2006.   This increase was due to new contracts and stronger pricing from metal and oil sales for the PCB/Oil group, an increase in large project work in the Industrial Services and Engineering offerings, favorable volumes in the chemical recycling and distribution department, very strong project-based business in the South and Northeast regions, and stronger general business volumes in the West region.  These improvements were partially offset by weakness in the Midwest region, mostly due to the loss of a major contract in that territory of $2.6 million.

Corporate Items revenues for the nine months ended September 30, 2006, increased $0.7 million to $0.3 million from ($0.4) million for the comparable period in 2005.  The increase resulted primarily from the cessation of intersegment expenditure connected with certain discontinued operations included in Corporate Items.

There are many factors which have impacted, and will continue to impact, our revenues. These factors include, but are not limited to: economic conditions, competitive industry pricing, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, and direct shipment by generators of waste to the ultimate treatment or disposal location.

Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2006 increased $45.0 million to $419.0 million compared to $374.0 million for the comparable period in 2005. Technical Services cost of revenues increased $27.7 million to $270.4 million from $242.7 million for the comparable period in 2005. Cost of revenues for Technical Services increased $3.6 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar. Costs also increased by $11.2 million in outside transportation and rail expense primarily associated with large waste projects, $5.7 million in employee labor and related costs, $4.9 million in utilities and fuel costs, $3.4 million in materials and supplies expense, $1.7 million in major maintenance at our incinerators, $1.1 million in equipment and vehicle repairs and rentals and $0.4 million in royalties in the three quarters ended September 30, 2006 as compared to 2005. These increases were partially offset by a $1.9 million decrease in payments to subcontractors, a $1.3 million decrease in deferred costs associated with waste inventory, a $0.6 million decrease in fees and discharge costs, a $0.3 million decrease in outside disposal costs and a $0.2 million decrease in outside laboratory fees.

Site Services cost of revenues increased $15.3 million to $142.8 million from $127.5 million for the comparable period in 2005. Cost of revenues for the nine months ended September 30, 2006 for major emergency response projects decreased by $1.0 million compared to the same period of 2005. Base business costs of revenue for Site Services increased by $16.4 million for the nine months ended September 30, 2005, as compared to the amount for the corresponding period in 2006. Materials and supplies costs increased $7.2 million, primarily due to increased acquisition costs for the PPM/Oil group, increased bulk chemical supplies for the chemical distribution business and increased costs related to large projects.  Subcontractor costs increased $4.5 million in 2006 as compared to 2005 due primarily to increase in emergency response work in the Northeast region.  Labor costs increased by $3.9 million due to increased headcount to handle volume of large projects, and higher headcount in the South region.  Equipment rental costs increased by $1.7 million due to large project requirements.  Other expenses increasing included vehicle, $1.2 million, outside transportation, $0.6 million and travel, $0.3 million.  Partially offsetting these increases was a decrease in outside disposal costs of $3.6 million from 2005 to 2006 due to reduced volume of waste-related projects and continued internalization of disposal and the loss of a significant contract in the Midwest region. Foreign exchange costs increased $0.6 million in the second quarter of 2006 as compared to the second quarter of 2005.

Corporate Items cost of revenues for the nine months ended September 30, 2006 increased $2.0 million to $5.8 million from $3.8 million for the comparable period in 2005. The increase in Corporate Items cost of revenue was primarily due to benefits from changes in environmental liability estimates of $1.6 million recorded in 2005 with no similar benefits in the comparable period of 2006.

We believe that our ability to manage operating costs is an important factor in our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications and upgrades at our facilities, and implementation of strategic initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through a strategic sourcing initiative. However, we cannot assure that our efforts to manage future operating expenses will be successful.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the nine months ended September 30, 2006 increased $13.3 million to $90.5 million from $77.2 million for the comparable period in 2005. Technical Services selling, general and administrative expenses for the nine months ended September 30, 2006 increased $7.1 million to $43.2 million from $36.1 million for the comparable period in 2005, primarily due to increased headcount and related labor costs associated with strategic and regional management resources. The increase was also attributable to a $3.1 million increase in environmental liability estimates, a $2.0 million increase in bonuses and a $0.5 million increase due to the strengthening of the

Canadian dollar. These increases were partially offset by a $0.7 million decrease in professional fees and temporary labor costs.  Site Services selling, general and administrative expenses increased $3.4 million to $19.3 million for the nine-month period ended September 30, 2006 from $15.9 million for the corresponding period of the preceding year. The increase was primarily due to increased environmental liability estimates, additional headcount and related labor costs associated with strategic and regional management resources and increased incentive compensation costs.  Corporate Items selling, general and administrative expenses for the nine months ended September 30, 2006 increased $2.8 million to $28.0 million from $25.2 million for the comparable period in 2005.  The increase resulted from higher incentive and stock-based compensation and salary costs of $6.2 million, and higher professional fees associated with the Teris acquisition. Such increases were offset by a $4.6 million additional benefit from changes in estimated environmental liabilities, which is the net amount of a $10.3 million benefit from Marine Shale reduced by various other changes in estimate.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the nine -month periods ended September 30, 2006 and 2005 was similar at $7.6 million and $7.9 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2006 increased $4.8 million to $26.3 million from $21.5 million for the comparable period in 2005. The increase was primarily due to a $2.6 million impairment of assets and permits at the Plaquemine, LA facility. The remaining increase related mainly to changes in estimates in landfill lives and an increase in volumes at our landfill sites of $1.3 million, a $0.4 million write-off of leasehold improvements resulting from relocating our corporate office to Norwell, MA, and a $0.7 million increase related to acquired assets of Teris, offset partially by some minor reductions.

Other Income (Expense)

For the nine months ended September 30, 2006, other income (expense) of $(0.3) million consisted primarily of loss on sale, and impairment,  of fixed assets and assets held for sale.

For the nine months ended September 30, 2005, other income (expense) of $0.4 million consisted almost entirely of a gain relating to the settlement of an insurance claim.

Loss on Early Extinguishment of Debt

On January 12, 2006, we redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption, we recorded during the period ended September 30, 2006, to loss on early extinguishment of debt, an aggregate of $8.3 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

Interest Expense, Net

Interest expense, net of interest income for the nine months ended September 30, 2006, decreased $8.5 million to $9.3 million from $17.8 million for the comparable period in 2005. The decrease in interest expense was primarily due to interest savings resulting from the refinancing of our credit facilities on December 1, 2005 and the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, and improved cash flow from operations. This decrease was partially offset by approximately $0.3 million of additional interest accrued on our $30.0 million term loan used to partially finance the Teris acquisition on Auguset 18, 2006.

Income Taxes

Income tax expense for the nine months ended September 30, 2006, decreased $0.3 million to $1.6 million from $1.9 million for the comparable period in 2005. Income tax expense for the first nine months of 2006 consisted of: a current tax expense relating to the Canadian operations of $3.9 million, including withholding taxes; a net federal income tax benefit of ($4.7) million; and a state income tax expense of $2.4 million relating to profitable operations in certain legal entities.  The tax expensed included a benefit of $7.4 million from a reversal of the valuation allowance against certain U.S. net deferred tax assets.  Income tax expense for the first nine months of 2005 consisted primarily of a current tax expense relating to the Canadian operations of $1.1 million, $0.3 million of federal alternative minimum tax, and a state income tax expense of $0.5 million relating to profitable operations in certain legal entities.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segment for the nine months ended September 30, 2006 increased $22.2 million to $88.5 million from $66.3 million for the comparable period in 2005. The Adjusted EBITDA contribution improved for each of the two operating segments in 2006. The contribution of Technical Services increased $19.2 million, the Site Services contribution improved $7.1 million, the Corporate Items costs increased $4.1 million. The combined Adjusted EBITDA contribution was comprised of revenues of $598.0 million and $517.5 million, net of cost of revenues of $419.0 million and $374.0 million and selling, general and administrative expenses of $90.5 million and $77.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

We believe that our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, funds available to borrow under our Revolving Facility and anticipated proceeds from assets held for sale. For the nine -month period ended September 30, 2006, we generated cash from operations of $51.1 million. As of September 30, 2006, cash and cash equivalents were $72.9 million, marketable securities were $10.3 million, funds available to borrow under the Revolving Facility were $26.2 million, and properties held for sale were $8.1 million.

We intend to use our existing cash, marketable securities and cash flow from operations to provide for our working capital needs, for potential acquisitions, and to fund recurring capital expenditures.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we expect that we will continue to meet our debt covenant requirements for the foreseeable future. We have accrued environmental liabilities valued as of September 30, 2006 at approximately $174.0 million, substantially all of which we assumed in connection with the acquisition of the CSD assets and Teris LLC. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

Cash Flows for the Nine Months ended September 30, 2006

For the nine months ended September 30, 2006, we generated approximately $51.1 million of cash from operating activities. We reported net income for the period of $35.2 million. In addition, we reported non-cash expenses during this period totaling $24.1 million. These non-cash expenses consisted primarily of $26.3 million for depreciation and amortization, accretion of environmental liabilities of $7.6 million, $2.5 million of stock-based compensation, a $2.4 million write-off of deferred financing costs and debt discount, other reductions of non-cash expense consisting primarily of $6.4 million of deferred income tax, $9.8 million of changes in environmental liability estimates and $1.1 million of amortization of deferred financing costs. Uses of cash for working capital purposes totaled $8.1 million, reducing cash flow from operations by the same amount, and consisted primarily of a decrease in accounts receivable of $4.1 million, a decrease in unbilled accounts receivable of $6.3 million, a decrease in environmental expenditures of $5.2 million and a decrease in other accrued expenses of $3.1 million. These uses of cash were partially offset by sources of cash from working capital that totaled $14.3 million and consisted primarily of an increase in accounts payable of $7.3 million, an increase in deferred revenue of $4.0 million and an increase in income tax payable of $2.2 million.

For the nine-month period ended September 30, 2006, we used $88.5 million of cash in our investing activities. Sources of cash totaled $50.2 million and consisted of  sales of restricted investments of $3.5 million, proceeds from the sale of assets of $1.2 million, proceeds from an insurance claim of $0.4 million and sales of marketable securities of $45.2 million. Cash used in investing activities totaled $138.7 million and consisted of the acquisition of Teris LLC of $52.1 million, purchases of property, plant and equipment of $30.3 million, purchases of marketable securities of $55.5 million and costs associated with the renewal of permits of $0.8 million.

The final purchase price of the Teris acquisition is subject to post-closing adjustments based upon the amount by which Teris’ net working capital as of the closing date exceeded or was less than $10.3 million and the amount by which capital spending incurred year-to-date by Teris exceeded or was less than the budgeted spending. We currently estimate these adjustments will result in a $2.5 million reduction in purchase price.  These adjustments will be finalized within 135 days after the closing date and any difference from the estimated $2.5 million would affect liquidity. Based on achieved and anticipated revenues and cost savings associated with Teris operations going forward, we currently believe the acquisition of Teris will positively affect liquidity beginning in the fourth quarter of 2006.

For the nine-month period ended September 30, 2006, our financing activities resulted in a net use of cash of $22.9 million. This use consisted primarily of principal payments on our debt of $52.5 million, offset by $30.0 million in proceeds from our Term Loan.

Cash Flows for the nine months ended September 30, 2005

For the nine months ended September 30, 2005, we generated approximately $8.2 million of cash from operating activities. We reported net income for the period of $17.7 million. In addition, we reported net non-cash expenses during this period, which were added to income to derive sources of funds totaling $21.9 million. These non-cash expenses consisted primarily of $21.5 million for depreciation and amortization and $7.9 million for the accretion of environmental liabilities that were partially offset by a $9.0 million non-cash benefit recorded to the statement of operations relating to changes in environmental estimates. Uses of cash totaled $38.0 million and consisted primarily of a $14.0 million increase in accounts receivable related to both the rapid receipt of cash in the fourth quarter of 2004 related to an emergency response project, as compared to the less rapid receipt of payments related to the Katrina emergency response projects in the third quarter of 2005, and an increase in revenues in the last part of the quarter ended September 30, 2005, as compared to the quarter ended December 31, 2004. Other factors were a $7.9 million decrease in accounts payable due to the timing of payments made, a $5.9 million decrease in closure, post-closure and remedial liabilities due to spending, a $3.1 million increase in unbilled accounts receivables due to the timing of the issuance of invoices to customers, and a $2.6 million decrease in deferred revenue due to placing into service system enhancements and facility improvements. These uses of cash were partially offset by sources of cash of $7.0 million that consisted primarily of $6.2 million decrease in prepaid insurance that resulted from an insurance company returning cash to us relating to our replacement of financial assurance.

For the nine months ended September 30, 2005, we generated $2.6 million of cash from investing activities. Sources of cash totaled $17.2 million and consisted of sales of marketable securities of $16.8 million and proceeds from the sale of properties held for sale of $0.4 million. Cash used in investing activities totaled $14.6 million and consisted of purchases of property, plant and equipment of $13.3 million and increases in permits of $1.3 million.

For the nine months ended September 30, 2005, our financing activities resulted in a net source of cash of $5.2 million. This consisted primarily of proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $4.8 million, and a $2.1 million increase in uncashed checks due to an increase in checks outstanding. This source was partially offset by uses of cash from financing activities of $1.7 million that consisted primarily of payments on capital leases of $1.3 million and dividend payments on our Series B Preferred Stock of $0.2 million.

We used the cash generated from operating activities of $8.2 million, together with the $2.6 million of cash generated from investing activities and $5.2 million generated from financing activities, to increase cash on hand by $16.0 million at September 30, 2005 compared to the balance at December 31, 2004.

Financing Arrangements

At September 30, 2006, we had outstanding $97.5 million of eight-year Senior Secured Notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”), a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”), and a $30.0 million term loan due December 1, 2010 (the “Term Loan”).

We issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and the Synthetic LC Facility on December 1, 2005, under an amended and restated loan and security agreement (the “Amended Credit Agreement”) which we then entered into with the lenders under our loan and security agreement dated June 30, 2004 (the “Original Credit Agreement”). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which we may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement (which was further increased to $60.0 million in July 2006); (iii) the Synthetic LC Facility was decreased from $90.0 million under the Original Credit Agreement to $50.0 million  under the Amended Credit Agreement; and (iv) a provision allowing us to borrow up to $60.0 million in term loans (on terms to be subsequently established) was added; and (v) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (and further reduced to 2.85% on January 12, 2006 as described below).  On August 18, 2006, in order to finance a portion of the purchase price for our acquisition of Teris LLC on that date, we and the lenders under the Amended Credit Agreement entered into a Term Loan Supplement to the Amended Credit Agreement which provided for a $30.0 million term loan to us (the “Term Loan”) with a maturity date of December 1, 2010.

The principal terms of the Senior Secured Notes, the Revolving Facility,  the Synthetic LC Facility and the Term Loan are as follows:

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

Excess Cash Flow for the twelve months ended June 30, 2006 was $36.0 million. Accordingly, we offered on September 20, 2006 to repurchase up to $17.3 million principal amount of the Senior Secured Notes at a price equal to 104% of the principal amount thereof, plus accrued interest.  This offer was accepted by holders of $6.0 million principal amount of Notes, and we therefore repurchased such Notes on October 24, 2006 for a total price of $6.4 million (including $424 thousand of accrued interest). No portion of our Excess Cash Flow earned through June 30, 2006 will be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Revolving Facility. The Revolving Facility allows us to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for us and our U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for our Canadian subsidiaries and (ii) a line for our Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at our request up to $60.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings under the Revolving Facility. At September 30, 2006, we had no borrowings and $43.8 million of letters of credit outstanding under the Revolving Facility, and we had approximately $26.2 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. We are required to pay monthly letter of credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

Synthetic LC Facility. The Synthetic LC Facility provides that Credit Suisse (the “LC Facility Issuing Bank”) will issue up to $50.0 million of letters of credit at our request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the “Credit-Linked Account”) to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of us and our U.S. subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, we were required to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. We are also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At September 30, 2006, letters of credit outstanding under the Synthetic LC facility were $49.1 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

Term Loan. The $30.0 million Term Loan was issued on August 18, 2006 under the Amended Credit Agreement, as supplemented on that date by the Term Loan Supplement. The Term Loan will mature on December 1, 2010, which is the expiration date of the Revolving Facility and the Synthetic LC Facility. The Term Loan bears interest, at our option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. The Term Loan is treated for most purposes under the Amended Credit Agreement as an outstanding obligation under the Synthetic LC Facility. Accordingly, the Term Loan Lenders are entitled to most of the same benefits as the LC Facility Lenders including, without limitation, the financial covenants described below. In the event of a default under the Term Loan, the Term Loan Lenders, acting through the LC Facility Agent, will have, along with the LC Facility Lenders, the right to exercise their rights as first-priority lien holders (second as to accounts receivable) on substantially all of the assets of Clean Harbors, Inc. and its U.S. subsidiaries.

Under the Amended Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.40 to 1.0 for the quarterly periods ending September 30, 2006 and December 31, 2006. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the quarters ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the quarters ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of  our consolidated indebtedness to our Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. For the four-quarter period ended September 30, 2006, the Leverage Ratio was 1.07 to 1.0.

We are also required under the Amended Credit Agreement to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.80 to 1.0 for the quarter ending September 30, 2006. The minimum Interest Coverage Ratio then increases to not less than 2.85 to 1.0 for the quarters ending December 31, 2006 through December 31, 2007, and to not less than 3.00 to 1.0 for each succeeding quarter. The Interest Coverage Ratio is defined as the ratio of our Consolidated EBITDA to our consolidated interest expense for the latest four-quarter period. For the quarter ended September 30, 2006, the Interest Coverage Ratio was 7.44 to 1.0.

We are also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period if, at the end of such four-quarter period, we have greater than $5.0 million of loans outstanding under the Revolving Credit Facility. At September 30, 2006, we had no loans outstanding under the Revolving Credit Facility; and therefore we were not then required to comply with the fixed charge ratio covenant.

Stockholder Matters

Stockholders’ equity was $166.5 million at September 30, 2006, or $8.07 per weighted average share outstanding plus potentially dilutive common shares, compared to $115.7 million at December 31, 2005, or $6.53 per weighted average share outstanding plus potentially dilutive common shares. Stockholders’ equity increased due to: (i) net income for the nine months ended September 30, 2006 of $35.2 million; (ii) exercise of stock options, stock purchases under the employee stock purchase plan and related tax effects that totaled $11.8 million; (iii) issuance and vesting of restricted stock awards that totaled $0.9 million; (iv) vesting of share-based awards that totaled $1.0 million; (v) issuance and vesting of service-based stock option awards that totaled $0.2 million; (vi) issuance and vesting of common stock awards that totaled $0.1 million; and (vii) the effect of foreign currency translation of $1.8 million. Partially offsetting these increases to stockholders’ equity was a decrease due to the payment of dividends on the Series B Preferred Stock of $0.2 million.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due since October 15, 2004 were paid in cash.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the effect that adoption of FAS 157 will have on the Company’s consolidated financial position and results of operations

In September  2006,  the FASB issued SFAS No. 158,  “Employers’ Accounting  for Defined Benefit Pension and Other Post-retirement Plans” (“FAS 158”).  This statement requires companies to recognize a net liability or asset and an offsetting  adjustment to accumulated  other  comprehensive  income to report the funded status of defined benefit pension and other  postretirement  benefit plans.  FAS 158 requires prospective  application,  and the recognition and disclosure  requirements are effective  for  companies  with fiscal  years  ending  after  December 15, 2006.  Additionally,  FAS 158  requires  companies  to  measure  plan  assets and obligations at their year-end  balance sheet date. This requirement is effective for fiscal years ending after  December 15, 2008.  Management is currently evaluating the effect that adoption of FAS 158 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. Management continues to evaluate the adoption of SAB 108 and its impact on the Company’s consolidated financial statements and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer-time periods to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed-rate borrowings at September 30, 2006 (in thousands):

Scheduled Maturity Dates	Three Months Remaining 2006	2007	2008	2009	2010	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$—	$97,500	$97,500
Capital Lease Obligations	462	1,625	1,183	651	471	131	4,523
	$462	$1,625	$1,183	$651	$471	$97,631	$102,023
Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, at September 30, 2006, we had (i) a revolving facility (the “Revolving Facility”) which allows us to borrow or obtain letters of credit for up to $60.0 million, based upon a formula of eligible accounts receivable, (ii) a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”) which allows us to have issued up to $50.0 million of additional letters of credit, and (iii) a $30.0 million term loan due on December 1, 2010 (the “Term Loan”). At September 30, 2006, we had: (i) no borrowings and $43.8 million of letters of credit outstanding under the Revolving Facility and (ii) $49.2 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of September 30, 2006, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.  The Term Loan, which is governed by the same credit agreement as the Revolving Facility and the Synthetic LC Facility, bears interest, at our option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three- and nine -month periods ended September 30, 2006, total foreign currency gains were less than $0.1 million and losses were $0.8 million, respectively, primarily between U.S. and Canadian dollars. During the three- and nine -month periods ended September 30, 2005, total foreign currency losses were $0.5 million and $0.1 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 23.1% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three- and nine -month periods ended September 30, 2006, the U.S. dollar fell 0.4% and rose 4.1%, respectively against the Canadian dollar, resulting in a foreign currency exchange gain of less than $0.1 million and loss of $0.7 million, respectively. During the three- and nine -month periods ended September 30, 2005, the U.S. dollar fell approximately 5.3% and 3.5%, respectively against the Canadian dollar, resulting in foreign currency losses of $0.5 million and $0.1 million, respectively. The average exchange rate for the nine -month periods ended September 30, 2006 and 2005 was 1.19 and 1.22 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $1.2 million and $1.0 million for the nine -month periods ended September 30, 2006 and 2005, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by approximately $1.2 million and $1.0 million for the nine -month periods ended September 30, 2006 and 2005, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 4. CONTROLS AND PROCEDURES

We believe based on our knowledge that the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this report. We cannot provide assurance that problems will not be found in the future. We do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud because no control system can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people.

As of the end of the period covered by this report, our senior management performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that these disclosure procedures and controls are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 7, “Legal Proceedings,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the three months ended September 30, 2006, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Securities—None.

Item 4—Submission of Matters to a Vote of Security Holders — None.

Item 5—Other Information—None.

Item 6—Exhibits

Item No.	Description	Location
4.28 I

Amendment No. 3 dated as of October 16, 2006, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto.

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

Date: November 10, 2006

By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and Chief Financial Officer

Date: November 10, 2006