Form 10-K
period 2006-12-31
CLEAN HARBORS INC
filed 2007-03-16
CIK 822818

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

COMMISSION FILE NO. 0-16379

CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2997780 (IRS Employer Identification No.)
42 Longwater Drive, Norwell, MA (Address of principal executive offices)	02061-9149 (Zip Code)
Registrant's telephone number: (781) 792-5000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On June 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $631.1 million, based on the closing price of such common stock as of that date on the Nasdaq Global Select Market. Reference is made to Part III of this report for the assumptions on which this calculation is based.

        On March 1, 2007, there were outstanding 19,751,647 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive proxy statement for its 2007 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2007) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

Disclosure Regarding Forward-Looking Statements

        In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2007.

PART I

ITEM 1. BUSINESS

        Clean Harbors, Inc., through its subsidiaries (hereafter collectively referred to as "we" or "us") is one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on a 2003 industry report. We service approximately 64% of North America's commercial hazardous incineration volume and 15% of North America's hazardous landfill volume, and are the industry leader in total hazardous waste disposal facilities. We perform environmental services for a diversified industry base with over 45,000 customers, including more than 325 Fortune 500 companies, in the United States, Canada, Mexico and Puerto Rico. We perform environmental services through a network of more than 100 service locations, and we operate six incineration facilities, nine commercial landfills, six wastewater treatment operations, and 20 transportation, storage and disposal facilities ("TSDFs"), as well as six polychlorinated biphenyls ("PCB") management facilities and two oil and used oil products recycling facilities. We can provide low cost solutions to our customers due to our large scale, industry knowledge, recent cost cutting and productivity-enhancing initiatives, and ability to internalize our waste streams.

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

        Effective August 18, 2006, we purchased Teris LLC, an environmental services company based in Dallas, Texas, from SITA U.S.A., Inc., a subsidiary of Suez Environnement, S.A. Teris operated an incineration facility in El Dorado, Arkansas, a treatment, storage and disposal facility located in Wilmington, California and several field locations. The Teris operations fit well with our existing disposal facilities and further improve our ability to service our customers, and the acquisition demonstrates our commitment to maintaining the largest array of service offerings in our industry. The primary reasons for our acquisition of Teris were to leverage our North American network of waste collection and routing capabilities and improve our rail asset utilization to achieve cost efficiencies and gains in productivity at Teris' operations.

        Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal offices are located in Norwell, Massachusetts. Shares of our common stock trade on the Nasdaq Global Select Market under the symbol "CLHB." We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics for members of the Board of Directors, senior officers and the chief executive officer are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.

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

        The hazardous waste management industry was "created" in 1976 with the passage of the Resource Conservation and Recovery Act ("RCRA"). RCRA requires waste generators to distinguish between "hazardous" and "non-hazardous" wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. This new regulatory environment, combined with strong economic growth, increased corporate concern surrounding environmental liabilities, and early-stage industry dynamics contributed to growth in the industry. The largest generators of hazardous waste materials are companies in the chemical, petrochemical, primary metals, paper, furniture, aerospace and pharmaceutical industries. Hazardous waste types processed or transported include flammables, combustibles and other organics, acids and caustics, cyanides and sulfides, solids and sludge, industrial wastewaters, items containing PCBs (such as utility transformers), and medical waste.

        In the mid to late 1990s, the hazardous waste management industry was characterized by overcapacity, minimal regulatory advances and pricing pressure. However, since 2001, over one-third of all North American commercial incineration capacity has been eliminated, and we believe that competition has been reduced through consolidation and that new regulations have increased the overall barriers to entry. Underscoring these trends, we believe that the number of major industry participants in the North American hazardous waste sector has declined from over 20 in the early 1990s to only four major participants today. Since the mid 1990s, approximately 500,000 tons of annual incineration capacity has been eliminated as eight major incinerators were deactivated, substantially increasing average capacity utilization. Additionally, the Maximum Achievable Control Technologies ("MACT") standards have been implemented, which we believe will increase compliance costs and drive increased outsourcing of incineration as customers with captive (i.e., in-house and non-commercial) incinerators choose to outsource rather than make the substantial investment in their facilities which would be required to achieve compliance.

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

        The collection and disposal of solid and hazardous wastes are subject to local, state, provincial and federal requirements and regulations, which regulate health, safety, the environment, zoning and land-use. Included in these regulations is the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), of the United States. CERCLA holds generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a hazardous release, strictly, jointly and severally liable for environmental cleanup costs resulting from the release or threatened release. Canadian companies are regulated under similar regulations, but the responsibility and liability associated with the waste passes from the generator to the transporter or receiver of the waste, in contrast to provisions of CERCLA.

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

  •
  Large and Diversified Customer Base—We service over 325 of the Fortune 500 companies and more than 45,000 customers overall, including commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. This diversification limits our exposure to any one customer or industry and reduces credit exposure to higher risk customers.

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

  •
  Effective Cost Management—Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, research and development capabilities and our ability to efficiently utilize logistics and transportation to economically direct waste streams to the most efficient facility. We also have the ability to internalize the substantial majority of all hazardous waste that we manage for our customers. Finally, we are committed to reducing costs and have significantly reduced headcount and other operating costs.

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

  •
  Focus on Cost Reductions—We continually seek to increase efficiency and to reduce costs in our business through enhanced technology, process reengineering and more stringent expense management.

  •
  Capitalize on Outsourcing and Demand for Service Provider Consolidation —We believe that our large industrial customers increasingly require a comprehensive range of environmental services to be provided by a smaller number of service providers. This trend should place smaller operators at a competitive disadvantage due to their size and limited financial resources. Furthermore, many of our customers are seeking to focus on their core competencies and are outsourcing their hazardous waste disposal needs. Environmental regulations, such as the MACT standards, have significantly increased regulatory compliance costs, leading to a decrease in captive incinerator capacity and additional outsourcing as these customers may choose to shut down their incinerators rather than invest substantial capital like we have invested in our facilities. We seek to work with our customers to handle a greater amount of their hazardous waste disposal needs arising from these outsourcing trends and to capitalize on the demand for the expanded portfolio of environmental services that we offer.

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

  •
  Develop New Services and Penetrate the Industrial Maintenance Services Market —Industrial waste customers continue to demand alternatives to traditional waste disposal in order to increase recycling and reclamation activities and to minimize the end disposal of hazardous waste. We plan to utilize our technological expertise and track record of innovation to further improve and expand the range of services that we offer, and to develop less expensive methods of disposal.

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

        Technical Services (67% of 2006 revenue).    These services involve the collection, transport, treatment and disposal of hazardous and non-hazardous wastes, and include physical treatment, resource recovery, fuels blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management, and CleanPack® services. Our CleanPack® services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes. Our technical services are provided through a network of service centers from which a fleet of trucks or railcars is dispatched to pick up customers' wastes either on a predetermined schedule or on-demand and to deliver such wastes to permitted facilities, which are usually owned by us. Our service centers can also dispatch chemists to a customer location for the collection of chemical and laboratory waste for disposal.

        Site Services (33% of 2006 revenue).    These services provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Under the Site Services umbrella, our Field Service crews and equipment are dispatched on a planned or emergency basis, and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, selective demolition, spill cleanup, railcar cleaning, product recovery and transfer, scarifying and media-blasting and vacuum services. Additional services include used oil and oil products recycling, as well as PCB management and disposal.

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

        The table below shows for each of the three years in the three-year period ended December 31, 2006 the total revenues contributed by our principal lines of business (in thousands):

	Years Ended December 31,
	2006	2005	2004
Technical Services	$558,407	$472,884	$456,913
Site Services	271,092	239,218	186,952
Other	310	(932)	(646)

	$829,809	$711,170	$643,219

        Additional segment information can be found in Note 22, "Segment Reporting," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."

Technical Services

        Technical Services provides the collection, transportation and logistics management of containerized and bulk waste, as well as the categorizing, packaging and removal of laboratory chemicals for disposal (CleanPack®). Through a highly coordinated transportation fleet, we provide reliable, cost effective transportation and disposal to customers across North America. From the Technical Service Centers, we dispatch trucks to pick up customers' waste on a predetermined schedule as well as on demand, and then deliver it to one of our nearby transfer, storage and disposal facilities. From these same Technical Service Centers, we dispatch specially trained chemists to customer locations to safely collect, label and package all quantities of laboratory chemicals for disposal.

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

        We have six active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an annual capacity of 55,000 tons, and three solids and liquids-capable incineration facilities with a combined estimated annual capacity of 280,000 tons. We also operate two hazardous waste liquid injection incinerators in Canada with total annual capacity of approximately 175,000 tons.

        Our incineration facilities in Kimball, Nebraska, Deer Park, Texas, El Dorado, Arkansas and Aragonite, Utah are designed to process liquid organic wastes, sludge, solids, soil and debris. The Deer Park facility has two kilns and a rotary reactor. Our El Dorado, Arkansas incineration facility specializes in the treatment of bulk and containerized hazardous liquids, solids and sludge through two rotary kilns. Our incineration facilities in Kimball, Nebraska and Deer Park, Texas have on-site landfills for the disposal of ash and other waste material produced as a result of the incineration process.

        Our incineration facilities in Mercier, Quebec and Lambton, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic waste. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.

        The North American hazardous waste incineration market is now served by a total of 11 major incineration facilities operated by a total of five companies. We own six of these active incineration facilities and offer a wide range of technological capabilities to our customers through this network. The primary competitors in the incineration market are Veolia Environmental Services (formerly Vivendi Environmental Services), WTI (a joint venture between Von Roll America and Heritage Environmental Services), and Ross Incineration Services, Inc.

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

        Of the seven commercial landfills used for disposal of hazardous waste, five are located in the United States, and two are located in Canada. As of December 31, 2006, the useful economic lives (for accounting purposes) of these landfills include approximately 25.5 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 35.2 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted.In addition to hazardous waste landfill sites, we operate two non-hazardous industrial landfills with 0.4 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

        The North American hazardous waste landfill disposal market is serviced by 20 facilities owned by a total of ten companies. While most of these companies operate two or fewer facilities, we and Waste Management, Inc. have a significant share of the North American market. Other competitors include Heritage Environmental Services, Envirosource, Inc., American Ecology Corp., Wayne Disposal, Inc. / EQ and Stablex Canada.

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

        We compete against a number of competitors with multiple facilities such as Rhodia, Philip Services Corp., Siemens Water Technologies (formerly USFilter), Heritage Environment Services LLC, and Envirite, Inc. There are also a number of operators with single facilities that process high volumes of waste in niche markets such as Dupont Environmental Treatment and Empak.

  Explosives Management.

        We dispose of munitions and other explosives at our facility in Colfax, Louisiana.

  CleanPack® Services

        CleanPack® provides specialized handling, packaging, transportation and disposal of laboratory quantities of outdated hazardous chemicals, household hazardous wastes, and waste pesticides and herbicides. CleanPack® chemists utilize our proprietary waste management software system to support our lab pack services and complete the regulatory information required for every pick-up. The CleanPack® operation services a wide variety of customers including:

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

        Reactive Materials Services.    Reactive materials technicians utilize specialized equipment and training to stabilize and desensitize highly reactive and potentially explosive chemicals, and compressed gases.

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

  •
  Product recovery and transfer;

  •
  Tank cleaning;

  •
  Vacuum services;

  •
  Demolition;

  •
  Marine services;

  •
  Remediation and environmental construction; and

  •
  PCB management and disposal.

        Industrial Services.    The fast turnaround of industrial cleaning and maintenance projects requires the right technologies, experience and care. Every project that Industrial Services performs incorporates techniques of chemistry, operational analysis and experience to identify the right process and procedure to satisfy customer needs. Industrial Services focuses on planned cleaning activities most often associated with plant maintenance, shutdowns, routine boiler cleanouts, heat exchangers, process vessels and tanks and includes the following services:

  •
  Hydro blasting;

  •
  Vacuum services;

  •
  Steam cleaning;

  •
  Sodium bicarbonate blasting;

  •
  Dewatering and pressing;

  •
  Material processing;

  •
  Chemical cleaning; and

  •
  Container management;

Other Services

        Apollo Onsite Services.    Our Apollo Onsite Services Program is an on-site solution that allows customers to outsource all or portions of their environmental management program. The Apollo Program serves the dual purpose of not only improving customers' waste stream management, but also can make their entire environmental program safer, more cost effective and self-sufficient. Select technicians work on a customer's site in tandem with the customer to deliver proper waste transportation and disposal, lab chemical packing (CleanPack®), and can include field services and industrial services. Whether a customer requires a single field technician or a multi-person team of diversified experience, we design the right program to satisfy the customer's specific need. Apollo Onsite Services utilize a hand-in-hand, team approach that leverages our extensive resources and infrastructure, including Web-enhanced technologies and online services. Additionally, the Apollo Onsite Program leverages our transportation and disposal assets by providing incremental volumes to process at our facilities. The Apollo Onsite Services Program provides:

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

        Information Management Services.    Our Online Services allow customers free access to their waste information online, 24 hours per day, seven days per week. Customers can create, submit, edit and view their waste profiles; automatically receive waste tracking reports; and have the ability to view, print or download signed manifests.

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

Geographical Information

        For the year ended December 31, 2006, we derived approximately $712.9 million or 85.9% of revenues from customers located in the United States and Puerto Rico, approximately $116.2 million or 14.0% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2005, we derived approximately $628.2 million or 88.3% of revenues from customers located in the United States and Puerto Rico, approximately $82.5 million or 11.6% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

        As of December 31, 2006, we had property, plant and equipment, net of depreciation and amortization of approximately $244.1 million, and permits and other intangible assets of $65.7 million. Of these totals, approximately $25.0 million or 10.3% of long-lived assets and $23.5 million or 35.7% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

Competitive Conditions

        The hazardous and industrial waste management industry, in which we compete, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms that offer waste services. We compete against three major companies, which are Philip Services Corp., Veolia Environnement (formerly named Onyx Environmental Services), and Waste Management, Inc. We also compete against regional waste management companies and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by us. In addition, we compete with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfill. The principal methods of competition for all our services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly. We believe that we offer a more comprehensive range of environmental services than our competitors in major portions of our service territory, that our ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage, and that our stable ownership allows us to focus on building long-term relationships with our customers.

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

Compliance/Health and Safety

        We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. We strive to maintain the highest professional standards in our compliance and health and safety activities. Our internal operating requirements are in many instances more stringent than those imposed by regulation. Our compliance program has been developed for each of our waste management facilities and service centers under the direction of our corporate staff. The compliance and health and safety staffs are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. To ensure the effectiveness of our regulatory compliance program, our Compliance organization monitors daily operational activities and issues a monthly report to senior management concerning the status of environmental compliance and health and safety programs. We also have an Environmental Health and Safety ("EHS") Compliance Internal Audit Program designed to identify any weaknesses or opportunities for improvement in our ongoing compliance programs. We also perform periodic audits and inspections of the disposal facilities of other firms utilized by us.

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

Employees

        As of December 31, 2006, we employed approximately 4,574 active full-time employees, of which approximately 593 employees belong to unions. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	164
United Steelworkers' Union	203
Unions in Canada:
Communication, Energy and Paper Workers' Union	118
International Brotherhood of Teamsters	96
International Union of Operating Engineers	12
Non-union employees	3,981

4,574

        As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.

Intellectual Property

        We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of the leading technologies and incorporate these technologies into the environmental services that we offer and provide to our customers. We hold a total of four patents (which will expire in 2009, two in 2010 and 2013, respectively), and 14 trademarks in the United States, and we license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

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

        We have pollution liability insurance policies covering potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at our facilities. We have contractor's liability insurance of $10.0 million per occurrence and $20.0 million in the aggregate, covering offsite remedial activities and associated liabilities. Steadfast Insurance Company (a unit of Zurich Insurance N.A.) provides pollution liability coverage for waste in-transit with single occurrence and aggregate liability limits of $40.0 million. This Steadfast policy covers liability in excess of $250,000 for pollution caused by sudden and accidental occurrences during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site.

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

        Operators of hazardous waste handling facilities are also required by federal and state regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. Total closure and post-closure financial assurance required by regulators is approximately $309.8 million. We have placed most of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company, which per terms of the policy required us to provide $73.5 million of letters of credit as collateral.

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

Federal Regulation of Hazardous Waste

        The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund Act, the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act ("TSCA").

        RCRA.    RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the U.S. Environmental Protection Agency (the "EPA") has established a comprehensive "cradle-to-grave" system for the management of a wide range of materials identified as hazardous or solid waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA's program.

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

        The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 9, "Legal Proceedings," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of certain such proceedings involving us.

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

        The Clean Air Act requires the EPA, working with the states, to develop and implement regulations, which result in the reduction of volatile organic compound ("VOC") emissions and emissions of nitrogen oxides ("NOx") in order to meet certain ozone air quality standards specified by the Clean Air Act. In late 2000, the Texas Natural Resource Conservation Commission (now known as the Texas Commission on Environmental Quality, or "TCEQ") enacted new Clean Air Act Regulations dealing with the monitoring and control of emissions of NOx and VOCs. These new regulations were required because of a revision in the designation of the Houston Metropolitan Area from a serious ozone non-attainment area to a severe ozone non-attainment area. This new designation will require our Deer Park, Texas incineration facility to further reduce emissions of NOx. NOx emissions contribute to the formation of ground-level ozone, which can be harmful to human health and the environment.

        The Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology ("MACT") rule of the Clean Air Act Amendments were promulgated on February 13,

2002. This rule established new emission limits and operational controls on all new and existing incinerators, cement kilns, industrial boilers and light-weight aggregate kilns that burn hazardous waste-derived fuel.

        Facilities subject to the MACT rule were required to comply with the new emission standards by September 30, 2003, or they could apply for an extension with compliance being required by September 30, 2004. We submitted the required documentation of substantial compliance at all of the three U.S. incinerator facilities we then owned on or before the September 30, 2004 deadline. We made most of the capital expenditures required to achieve that compliance in the fiscal years ended December 31, 2002 through 2004; however, during the year ended December 31, 2005 there were some additional performance testing and documentation costs which totaled $0.1 million. During 2006, we acquired an additional incineration facility located in Arkansas as part of our purchase of all of the membership interests in Teris LLC. Prior to that purchase, Teris LLC had spent in excess of $30 million in order to bring that incinerator into compliance with the MACT standards.

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

  •
  Canadian Environmental Protection Act (1999) ("CEPA 99"), and

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

Compliance with Environmental Regulations

        We incur costs and make capital investments in order to comply with the previously discussed environmental regulations. These regulations require that we remediate contaminated sites, operate our facilities in accordance with enacted regulations, obtain required financial assurance for closure and post-closure care of our facilities should such facilities cease operations, and make capital investments in order to keep our facilities in compliance with environmental regulations.

        As further discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Environmental Liabilities," we have accrued environmental liabilities valued as of December 31, 2006, at approximately $173.4 million, substantially all of which were accrued in connection of our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. and our 2006 acquisition of Teris LLC. For the years ended December 31, 2006 and 2005, we spent $7.6 million and $7.2 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets and Teris LLC.

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

        As described in Note 9, "Legal Proceedings," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on our business and future prospects.

ITEM 1A. RISK FACTORS

        An investment in our securities involves certain risks, including those we describe below. You should consider carefully these risk factors together with all of the information included or referred to in this report before investing in our securities.

Risks Relating to Our Business

        We assumed significant environmental liabilities as part of the acquisition of the CSD assets and Teris LLC, and our financial condition and results of operations would be adversely affected if we were required to pay such liabilities more rapidly or in greater amounts than now estimated.

        We have accrued environmental liabilities, valued as of December 31, 2006, at approximately $173.4 million, substantially all of which we assumed in connection with the acquisition of the CSD assets and Teris LLC. We calculate these liabilities on a present value basis in accordance with generally accepted accounting principles (which takes into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities). We anticipate such liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.

        If we are unable to obtain at reasonable cost the significant amount of insurance and financial assurances which are required for our operations, our business and results of operations would be adversely affected.

        We are required to carry significant amounts of insurance, to occasionally post bid and performance bonds, and to provide substantial amounts of financial assurances to governmental agencies for potential closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation. Our total estimated closure and post-closure costs requiring financial assurance by regulators as of December 31, 2006, was $309.8 million. We have placed most of the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company (a unit of Zurich Insurance N.A.). We were required to and have posted letters of credit of approximately $73.5 million with Steadfast Insurance Company in order to obtain the insurance policies. The term of our current insurance policy from Steadfast Insurance Company will expire in September 2009, and our ability to continue conducting our operations could be adversely affected if we should become unable to obtain sufficient insurance, surety bonds and financial assurances at reasonable cost to meet our business and regulatory requirements in the future. The availability of insurance may be influenced by developments within the insurance industry itself, as well as the insurers' or sureties' assessment of their risk of loss with us.

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

        From time to time, we have paid fines or penalties in governmental environmental enforcement proceedings, usually involving our waste treatment, storage and disposal facilities. Although none of these fines or penalties that we have paid in the past has had a material adverse effect upon us, we might in the future be required to make substantial expenditures as a result of governmental proceedings, which would have a negative impact on our earnings. Furthermore, regulators have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment, and vehicles based on, among other factors, our compliance record, and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material adverse impact on financial results. Although we have never had any of our facilities' operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.

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

        Changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the EPA promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology ("MACT") under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $28.2 million since September 7, 2002 in order to bring our Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah incineration facilities which we then acquired as part of the CSD assets into compliance with the MACT regulations. Prior to our acquisition in August 2006 of our additional incineration facility in El Dorado, Arkansas, as part of our purchase of all the membership interests in Teris LLC, Teris LLC had spent in excess of $30 million in order to bring that facility into compliance with the MACT standards. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

        If our assumptions relating to expansion of our landfills should prove inaccurate, our results of operations and cash flow could be adversely affected.

        When we include the expansion airspace in our calculations of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure, and landfill closure and post-closure. It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing, and lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace. In addition, if our assumptions concerning the expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow. Future conditions might require us to make substantial write-downs in our assets, which would adversely affect our balance sheet and results of operations. We participate in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructuring during the past several years. Periodically, we review long-lived assets for impairment. At the end of each of 2006, 2005 and 2004, we determined based on this review that no asset write-downs were required; however, if conditions in the industry were to deteriorate significantly, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Other Risks Relating to Our Company and Common Stock

        Our substantial level of indebtedness and outstanding letters of credit could adversely affect our financial condition and ability to fulfill our obligations.

        As of December 31, 2006, we had $124.6 million of outstanding indebtedness (including capital lease obligations) and $95.5 million of outstanding letters of credit. Our substantial level of indebtedness and outstanding letters of credit may:

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

        As of the March 1, 2007, Alan S. McKim, our founder and chief executive officer, together with other directors and executive officers, beneficially held approximately 16.3% of our outstanding common stock. As a result, our directors and executive officers will likely be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions. Potential future sales of common stock by our directors and executive officers, and our other principal stockholders, may cause our stock price to fall.

        Future sales, or the availability for future sales, of substantial amounts of our common stock could adversely affect the market price of our common stock.

        As of March 1, 2007, Alan S. McKim, our founder and chief executive officer, beneficially held 15.4% of our then outstanding common stock, and the three other holders which have reported to us that they each beneficially own in excess of 5% of our outstanding common stock have reported that they collectively own approximately 24.1% of our outstanding common stock as of March 1, 2007. A decision by one or more of these major stockholders to sell a substantial number of their shares could adversely affect the market price of our common stock. All of the approximately 20.7 million shares of our common stock which were outstanding or subject to then exercisable warrants, conversion rights or options as of March 1, 2007, were or, upon issuance, will be freely tradable without restriction or further registration under the Securities Act, except for the approximately 3.2 million of such shares beneficially held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. The shares held by our "affiliates" include the shares beneficially held by our founder and other directors and executive officers described above. Shares beneficially owned by our affiliates may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption from registration, such as Rule 144.

        The Massachusetts Business Corporation Act and our By-Laws contain certain anti-takeover provisions.

        Section 8.06 and 7.02 of the Massachusetts Business Corporation Act provide that Massachusetts corporations which are publicly-held must have a staggered board of directors and that written demand by holders of at least 40% of the outstanding shares of each relevant voting group of stockholders is required for stockholders to call a special meeting unless such corporations take certain actions to affirmatively "opt-out" of such requirements. In accordance with these provisions, our By-Laws provide for a staggered Board of Directors which consists of three classes of directors of which one class is elected each year for a three-year term, and require that written application by holders of at least 25% (which is less than the 40% which would otherwise be applicable without such a specific provision in our By-Laws) of our outstanding shares of common stock is required for stockholders to call a special meeting. In addition, our By-Laws prohibit the removal by the stockholders of a director except for cause. These provisions could inhibit a takeover of our company by restricting stockholders action to replace the existing directors or approve other actions which a party seeking to acquire us might propose. A takeover transaction would frequently afford stockholders an opportunity to sell their shares at a premium over then market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2. PROPERTIES

        Our principal executive offices are in Norwell, Massachusetts where approximately 104,000 square feet are leased under arrangements expiring in 2022. There is also a U.S. based regional administrative office in South Carolina, and regional administrative offices in Ontario and Quebec. We own or lease property in 36 states, six Canadian provinces, Mexico and Puerto Rico.

        Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and transportation, storage and disposal facilities, or "TSDFs"), vehicles and equipment (including environmental remediation equipment). We have 49 active permitted hazardous waste or non hazardous waste management properties, and 69 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in the Technical Services segment.

        Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2006 regarding our properties. Substantially all of our operating properties are mortgaged as collateral for our loans.

Hazardous Waste Management Properties

        Included in the 49 hazardous waste management properties are six incineration locations, nine commercial landfills, six wastewater treatment plants, 20 TSDFs, and eight facilities which specialize in PCB management, oil and used oil products recycling. Some properties offer multiple capabilities. As described below under "Inactive Properties," we also own 12 closed or inactive facilities.

  Hazardous Waste Facilities

        Incinerators.    We own six operating incineration facilities containing a total of nine incinerators, as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2006
Arkansas	1	75,000	98.1%
Nebraska	1	55,000	88.6%
Utah	1	65,000	85.0%
Texas	3	140,000	99.8%
Ontario, Canada	1	105,000	74.5%
Quebec, Canada	1	73,000	83.9%

	8	513,000	91.0%

        Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate two hazardous waste liquid injection incinerators.

        Landfills.    In the United States and Canada, we operate nine commercial landfills as follows:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	12,228	42 and 66
Colorado	1	481	49
North Dakota	1	377	15
Oklahoma	1	1,260	16
Texas	1	1,197	24
Utah	1	1,934	22
Alberta, Canada	1	976	22
Ontario, Canada	1	8,645	49

	9	27,098

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

        Wastewater Treatment Plants.    We operate six facilities that offer a range of wastewater treatment technologies and customer services, as follows:

	# of Facilities	Owned	Leased
Connecticut	1	1	—
Louisiana	2	1	1
Ohio	1	1	—
Tennesse	1	1	—
Ontario, Canada	1	1	—

	6	5	1

        Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying, and non-hazardous wastewater treatment.

        Transportation, Storage and Disposal Facilities ("TSDFs").    We operate 20 TSDFs in the United States and Canada as follows:

	# of Facilities	Owned	Leased
Arizona	1	1	—
California	2	2	—
Florida	1	—	1
Illinois	1	—	1
Kansas	1	1	—
Louisiana	1	1	—
Maryland	1	1	—
Massachusetts	1	1	—
North Carolina	1	1	—
Ohio	1	1	—
Texas	1	1	—
British Columbia, Canada	1	1	—
Manitoba, Canada	1	1	—
Nova Scotia, Canada	1	1	—
Ontario, Canada	3	2	1
Quebec, Canada	2	2	—

	20	17	3

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

        PCB Management Facilities and Oil Storage or Recycling Capabilities.    We operate eight facilities specializing in PCB management or providing oil recycling capabilities in seven states, of which six are owned and two are leased. These facilities are the most significant properties relating to our Site Services segment.

Other Facilities and Properties

        Service Centers and Satellite Locations.    We operate 69 additional service centers and satellite or support locations of which 19 are owned and 50 are leased. These locations are aligned with one or more of our landfills, incinerators, wastewater treatment, consulting, administrative, or other treatment and disposal facilities.

        Inactive Facilities.    In addition to the active facilities and properties described above, we own a total of 12 facilities which are now closed or inactive, most of which were acquired in 2002 as part of the CSD assets due to our assumption of the remediation liabilities associated with such properties or our closure of such sites. The principal inactive facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina, Coffeyville, Kansas and Bridgeport, New Jersey, and a closed wastewater treatment facility in Cleveland, Ohio. Prior to the sale of the CSD assets, Safety-Kleen gave notice to the applicable regulatory agencies of Safety-Kleen's intent to close the facilities, and Safety-Kleen stopped accepting wastes at Baton Rouge in 1997, at Roebuck in 1998, at Coffeyville in 2000, at Bridgeport in 2001 and at Cleveland in 1990.

ITEM 3. LEGAL PROCEEDINGS

        See Note 9, "Legal Proceedings," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of the legal proceedings in which we are now involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

        Our common stock trades on the NASDAQ Global Select Market under the symbol CLHB. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by NASDAQ.

2006	High	Low
First Quarter	$35.99	$24.34
Second Quarter	40.31	26.54
Third Quarter	44.28	35.00
Fourth Quarter	48.75	40.69
2005	High	Low
First Quarter	$20.95	$13.74
Second Quarter	24.06	15.21
Third Quarter	34.49	21.48
Fourth Quarter	36.59	25.45

        On March 9, 2007, the closing price of our common stock on the Nasdaq Global Select Market was $51.43. On March 1, 2007, there were 504 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee name. We estimate that approximately 12,404 additional stockholders held shares in street name at that date.

        We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement prohibits, and our indenture restricts, us from paying cash dividends on our common stock (see "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Performance Graph

        The following graph compares the five-year return from investing $100 in each of Clean Harbors, Inc. common stock, the NASDAQ Market Index of companies, and an index of environmental services companies, compiled by CoreData. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date is December 31, 2001, when the Company's common stock closed at $3.37 per share.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

Securities Authorized For Issuance Under Equity Compensation Plans

        See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 31, 2006, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

        The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report and in the annual reports we have previously filed with the SEC. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002(1)
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$829,809	$711,170	$643,219	$610,969	$350,133
Cost of revenues	584,835	512,582	464,838	453,461	252,469
Selling, general and administrative expenses	125,039	108,312	104,509	108,430	61,518
Accretion of environmental liabilities(2)	10,220	10,384	10,394	11,114	1,199
Depreciation and amortization	35,339	28,633	24,094	26,482	15,508
Restructuring	—	—	—	(124)	750
Other acquisition costs	—	—	—	—	5,406

Income from operations	74,376	51,259	39,384	11,606	13,283
Other income (expense)(3)	(447)	611	(1,345)	(94)	129
(Loss) on refinancings(4)(5)	—	—	(7,099)	—	(24,658)
Loss on early extinguishment of debt	(8,529)	—	—	—	—
Interest (expense), net	(12,447)	(22,754)	(22,297)	(23,724)	(13,414)

Income (loss) before provision for income taxes, equity interest in joint venture and cumulative effect of change in accounting principle	52,953	29,116	8,643	(12,212)	(24,660)
Provision for income taxes(6)	6,339	3,495	6,043	5,322	3,787
Equity interest in joint venture	(61)	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	46,675	25,621	2,600	(17,534)	(28,447)
Cumulative effect of change in accounting principle, net of taxes(2)	—	—	—	66	—

Net income (loss)	46,675	25,621	2,600	(17,600)	(28,447)
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock(7)	276	279	11,798	3,287	1,291

Net income (loss) attributable to common stockholders	$46,399	$25,342	$(9,198)	$(20,887)	$(29,738)

Basic earnings (loss) attributable to common stockholders(8)	$2.38	$1.62	$(0.65)	$(1.54)	$(2.44)

Diluted earnings (loss) attributable to common stockholders(8)	$2.26	$1.45	$(0.65)	$(1.54)	$(2.44)

Cash Flow Data:
Net cash provided by operating activities	61,382	29,667	52,460	38,857	5,649
Net cash (used in) provided by investing activities	(98,885)	(3,509)	47,631	(52,998)	(115,739)
Net cash (used in) provided by financing activities	(20,330)	75,023	(75,775)	5,869	117,093
Other Financial Data:
Adjusted EBITDA(9)	$119,935	$90,276	$74,744	$50,744	$36,170

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$124,465	$100,354	$50,696	$(19,575)	$23,537
Goodwill	19,032	19,032	19,032	19,032	19,032
Total assets	670,808	614,364	504,702	540,159	559,690
Long-term obligations (including current portion)(10)	124,561	154,291	153,129	187,119	174,350
Redeemable preferred stock	—	—	—	15,631	13,543
Stockholders' equity(8)	173,186	115,658	11,038	7,696	20,420

(1)
Effective as of September 7, 2002, we acquired the assets of the Chemical Services Division ("CSD") of Safety-Kleen Corp. ("Safety-Kleen") Amounts recorded for the year ended December 31, 2002, for revenues, cost of revenues, selling, general and administrative expenses, accretion of environmental liabilities, depreciation and amortization, restructuring, other acquisition costs, other income, loss on refinancings, interest expense, provision for income taxes, working capital, total assets, long-term obligations, redeemable preferred stock and stockholders' equity were either significantly impacted by or resulted from the acquisition.

(2)
Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Accretion of environmental liabilities for the years ended December 31, 2006, 2005 and 2004, was due primarily to the implementation as of January 1, 2003 of SFAS No. 143 and accretion of the discount for the remedial liabilities assumed as part of the acquisitions of CSD assets and Teris LLC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Liabilities."

(3)
As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Redemption of Series C Preferred Stock," we had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock which consisted of two components, namely, (i) non-convertible redeemable preferred stock with a 6.0% annual dividend (the "Host Contract") and (ii) an "Embedded Derivative" which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. The value of the Embedded Derivative was periodically marked to market which resulted in the inclusion of gains (losses) as a component of other income (expense) of $(1.6) million, $(0.4) million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(4)
As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Current Financing Arrangements" and "—Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock," we repaid on June 30, 2004 our then outstanding debt, redeemed our then outstanding Series C Preferred Stock and settled the embedded derivative liability associated with our Series C Preferred Stock. For the year ended December 31, 2004, we recorded loss on refinancing of $7.1 million relating to these activities.

(5)
Prior to the refinancing of our debt in September 2002, we had outstanding $35.0 million of 16% Senior Subordinated Notes (the "Subordinated Notes") and $9.6 million of 10.75% economic development revenue bonds (the "Bonds"). Under the terms of the Subordinated Notes and the Bonds, we were obligated to refinance all of the debt in order to complete the purchase of the CSD assets. The total cost of the extinguishment of that debt in 2002 was $24.7 million and consisted of: (i) a "Make Whole Amount" for the Subordinated Notes of $17.0 million; (ii) the defeasance costs on the Bonds of $3.1 million; and (iii) the write-off of deferred financing costs on both the Subordinated Notes and the Bonds of approximately $4.6 million, of which $2.4 million represented a write-off of the then unamortized debt issue discount based on the fair market value of warrants issued in connection with the Subordinated Notes on April 30, 2001.

(6)
For fiscal year 2006, the provision includes a reversal of the valuation allowance of $14.1 million. The fiscal year 2002 provision for income taxes included a $1.1 million charge to provide a valuation allowance for all net deferred tax assets.

(7)
As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Current Financing Arrangements" and "—Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock," we had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock. The amount of $11.8 million for the year ended December 31, 2004 includes $9.9 million related to the redemption of that Series C Preferred Stock.

(8)
As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Stockholder Matters," we issued: (i) 0.4 million shares of common stock in February 2005 upon cashless exercise of previously outstanding warrants; (ii) 1.6 million shares of common stock in October 2005 upon exercise of previously outstanding warrants for an aggregate of $12.5 million; and (iii) 2.3 million shares of common stock in December 2005 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $60.2 million.

(9)
For all periods presented, "Adjusted EBITDA" consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, change in value of embedded derivative associated with our previously outstanding Series C Preferred Stock (which we redeemed June 30, 2004). We also exclude gain (loss) on sale of fixed assets, and other income as these amounts are not considered part of usual business operations. Such definition of "Adjusted EBITDA" is the same as the definition of "EBITDA" used in our current credit agreement and indenture for covenant compliance purposes. See below for a reconciliation of Adjusted EBITDA to both net income (loss) and net cash provided by operating activities for the specified periods. Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or loss or other measurements under GAAP. Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

  The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net income (loss)	$46,675	$25,621	$2,600	$(17,600)	$(28,447)
Accretion of environmental liabilities	10,220	10,384	10,394	11,114	1,199
Depreciation and amortization	35,339	28,633	24,094	26,482	15,508
Restructuring expense (income)	—	—	—	(124)	750
Other acquisition costs	—	—	—	—	5,406
Loss on refinancings	—	—	7,099	—	24,658
Loss on early extinguishment of debt	8,529	—	—	—	—
Interest expense, net	12,447	22,754	22,297	23,724	13,414
Equity interest in joint venture	(61)	—	—	—	—
Provision for income taxes	6,339	3,495	6,043	5,322	3,787
Non-recurring severance charges	—	—	25	1,089	—
Other non-recurring refinancing-related expenses	—	—	1,326	—	—
Change in value of embedded derivative	—	—	1,590	379	(129)
(Gain) loss on sale of fixed assets	447	(26)	(724)	292	24
Cumulative effect of change in accounting principle	—	—	—	66	—
Other income	—	(585)	—	—	—

Adjusted EBITDA	$119,935	$90,276	$74,744	$50,744	$36,170

  The following reconciles Adjusted EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Adjusted EBITDA	$119,935	$90,276	$74,744	$50,744	$36,170
Interest expense, net	(12,447)	(22,754)	(22,297)	(23,724)	(13,414)
Provision for income taxes	(6,339)	(3,495)	(6,043)	(5,322)	(3,787)
Allowance for doubtful accounts	88	(105)	1,232	2,439	842
Amortization of deferred financing costs	1,498	1,500	2,294	2,467	899
Change in environmental estimates	(9,582)	(11,265)	(3,287)	(215)	1,843
Amortization of debt discount	118	169	77	—	388
Deferred income taxes	(6,385)	(1,242)	381	(620)	1,676
Impairment of assets held for sale	—	281	—	—	—
(Gain) loss on sale of fixed assets	—	(26)	(724)	292	24
Other non-recurring refinancing-related expenses and other	—	—	(1,351)	—	—
Stock-based compensation	3,387	56	35	29	166
Prepayment penalty	(6,146)	—	—	—	—
Foreign currency loss (gain) on intercompany transactions	—	—	(88)	996	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(5,000)	(25,983)	(6,058)	20,265	(9,679)
Unbilled accounts receivable	(5,663)	(1,562)	4,429	4,539	(9,695)
Deferred costs	(2,199)	8	538	(838)	(4,433)
Prepaid expenses	(1,610)	3,511	(4,781)	14	(5,277)
Accounts payable	(4,674)	(804)	9,249	2,923	12,201
Environmental expenditures	(7,605)	(7,243)	(10,305)	(7,973)	(3,505)
Deferred revenue	3,907	(387)	(1,086)	(2,121)	8,693
Accrued disposal costs	(298)	37	910	(72)	(5,060)
Income taxes payable, net	2,653	1,072	(734)	685	1,214
Other, net	(2,256)	7,623	15,325	(5,651)	(3,617)

Net cash provided by operating activities	$61,382	$29,667	$52,460	$38,857	$5,649

(10)
Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Management's Discussion and Analysis contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report entitled Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by us during 2007.

Overview

        We provide a wide range of environmental services and solutions to a diversified customer base in the United States, Puerto Rico, Mexico and Canada. Throughout North America, we perform environmental services through a network of service locations, and operates incineration facilities, commercial landfills, wastewater treatment operations, and transportation, storage and disposal facilities, as well as polychlorinated biphenyls ("PCB") management facilities and oil and used oil products recycling facilities. We seek to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness.

        The wastes handled include materials that are classified as "hazardous" because of their unique properties, as well as other materials subject to federal and state environmental regulation. We provide final treatment and disposal services designed to manage hazardous and non-hazardous wastes which cannot be economically recycled or reused. We transport, treat and dispose of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities.

        Our Technical Services collects and transports containerized and bulk waste; performs categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services; and offers Apollo Onsite Services, which customize environmental programs at customer sites. This is accomplished through the network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers' waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers, chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

        Our Site Services provide highly skilled experts utilizing specialty equipment and resources to perform services, such as industrial maintenance, surface remediation, groundwater restoration, site and facility decontamination, emergency response, site remediation, PCB disposal and oil disposal at the customer's site or another location. These services are dispatched on a scheduled or emergency basis.

        On August 18, 2006, we purchased all of the membership interests in Teris LLC. As a result of that purchase, we acquired a hazardous waste incineration facility in Arkansas and a licensed transportation, storage and disposal facility in California. Subject to certain closing adjustments, the purchase price for Teris was approximately $51.5 million.

        We have accrued environmental liabilities, valued as of December 31, 2006, at approximately $173.4 million, substantially all of which we assumed as part of the CSD asset and Teris acquisitions.

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

        Revenue Allowance.    We respond to emergencies that pose an immediate threat to public health or the environment and must take action in the field as events unfold. Historically, once the emergency is contained, customers may withhold payment and attempt to renegotiate amounts invoiced. Accordingly, we establish a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The allowance is established based on experience and, when available, based on specific information relating to work performed.

        Deferred Revenue.    In accordance with customary practice in the environmental services industry, we normally submit a bill for services shortly after waste is collected from a customer location and prior to completion of the waste disposal process. We recognize revenue for waste disposal services only when the waste is placed into a landfill, incinerated, treated in a wastewater treatment facility or shipped to a third party for disposal. The amount of deferred revenue stated on our balance sheet as of December 31, 2006 was $29.4 million. Because a large quantity of waste is on hand and in transit at the end of any month, waste from various sources is mixed subsequent to receipt, waste is received in various size containers, and the amount of waste per container can vary significantly, the calculation of deferred revenue requires the use of significant estimates such as of the average revenue charged for a type of waste and of the average waste volume contained within various size containers.

        Allowance for Doubtful Accounts.    We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of accounts that are large or past due. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided, but historically the Company's provision has been adequate.

        Accounting for Landfills.    We utilize the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill construction and asset retirement costs and record closure and post-closure obligations over the estimated remaining useful life of a landfill. Under this method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. Additionally, we include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. This accounting method requires us to make estimates and assumptions, as described below. Any changes in our estimates will impact our income from operations prospectively from the date the changes are made.

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

        Goodwill.    Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        Environmental Liabilities.    As more fully discussed under Item 1, "Business—Environmental Regulation," our waste management facilities are continuously regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment or otherwise protect the environment. In addition, in connection with our acquisition of the assets of the CSD in September 2002, we agreed to assume certain environmental liabilities of the Sellers as part of the purchase price for the CSD assets. We also assumed additional environmental liabilities in connection with the acquisition of Teris LLC in August 2006. As of December 31, 2006, we had recorded discounted remedial liabilities of $147.8 million. We also estimate that it is "reasonably possible" as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such remedial liabilities could be up to $22.9 million greater than such $147.8 million.

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

        In addition, we must estimate the timing of payments for environmental liabilities years into the future. Because most of our environmental liabilities are discounted to reflect the respective dates on which we expect to make environmental expenditures, significant acceleration in the timing of payments could result in material charges to earnings. Net reductions in our estimates of environmental liabilities, and changes in our estimates of the timing of payments, resulted in increases in income from operations of $9.6 million, $11.3 million, and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

        Legal Matters.    As described in Note 9, "Legal Proceedings," to the financial statements included in Item 8, "Financial Statements and Supplemental Data," we are subject to legal proceedings which relate to the acquisition of the CSD assets and Teris LLC or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2006, we had reserves of $25.1 million (substantially all of which we had established as part of the purchase price for the CSD assets) relating to our potential liabilities in connection with such legal proceedings which were then pending or anticipated. We also estimate that it is "reasonably possible" as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such total liabilities could be up to $3.1 million greater than such $25.1 million. Because all of our reasonably possible additional losses relating to legal proceedings liabilities relate to remedial liabilities, the reasonably possible additional losses for legal liabilities are reflected in the tables of reasonably possible additional losses under the heading "Environmental Liabilities" below. Estimates of the cost to settle disputes are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established. Substantially all of our legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed under "Environmental Liabilities."

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

        Technical Services provides the collection, transportation and logistics management of containerized and bulk waste, as well as the categorizing, packaging and removal of laboratory chemicals for disposal (CleanPack®). Through a highly coordinated transportation fleet, Clean Harbors provides reliable, cost effective transportation and disposal to customers across North America. From the Technical Service Centers, the Company dispatches trucks to pick up customers' waste on a predetermined schedule as well as on demand, and then deliver it to one of our nearby transfer, storage and disposal facilities. From these same Technical Service Centers, specially trained chemists are dispatched to customer locations to safely collect, label and package all quantities of laboratory chemicals for disposal.

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

        The operations not managed through our two operating segments are presented herein as "Corporate Items." Corporate Items revenues consist of two different operations where the revenues are insignificant and represents approximately one-tenth of one percent of our total revenues. Corporate Items cost of revenues represents certain central services that are not allocated to the segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to our two segments.

        The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data," of this report.

	Percentage of Total Revenues Year Ended December 31,
	2006	2005	2004	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Disposal costs paid to third parties	3.1	4.1	4.0	4.8	7.0
Other cost of revenues	67.3	68.0	68.3	69.4	65.1

Total cost of revenues	70.4	72.1	72.3	74.2	72.1
Selling, general and administrative expenses	15.1	15.2	16.2	17.8	17.7
Accretion of environmental liabilities	1.2	1.5	1.6	1.8	0.3
Depreciation and amortization	4.3	4.0	3.8	4.3	4.4
Restructuring expense	—	—	—	—	0.2
Other acquisition costs	—	—	—	—	1.5

Income from operations	9.0	7.2	6.1	1.9	3.8
Other income (expense)	(0.1)	0.1	(0.2)	—	—
(Loss) on refinancings	—	—	(1.1)	—	(7.0)
Loss on early extinguishment of debt	(1.0)	—	—	—	—
Interest (expense) net	(1.5)	(3.2)	(3.5)	(3.9)	(3.8)

Income (loss) before provision for income taxes and equity investment in joint venture	6.4	4.1	1.3	(2.0)	(7.0)
Equity investment in joint venture	—	—	—	—	—
Provision for income taxes	0.8	0.5	0.9	0.9	1.1

Net income (loss)	5.6%	3.6%	0.4%	(2.9)%	(8.1)%

Segment data

        Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the years ended December 31, 2006, 2005 and 2004. See Footnote 8 under Item 6, "Selected Financial Data," for a description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by operating activities. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Outside of Third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," of this report and in particular Note 22, "Segment Reporting," to such financial statements.

	2006	2005(1)	2004(1)
Revenues:
Technical Services	$558,407	$472,884	$456,913
Site Services	271,092	239,218	186,952
Corporate Items	310	(932)	(646)

Total	829,809	711,170	643,219

Cost of Revenues:
Technical Services	376,788	327,559	316,557
Site Services	200,305	179,734	140,910
Corporate Items	7,742	5,289	7,371

Total	584,835	512,582	464,838

Selling, General and Administrative Expenses:
Technical Services	58,053	47,992	47,118
Site Services	26,044	22,047	17,616
Corporate Items	40,942	38,273	38,903

Total	125,039	108,312	103,637

Adjusted EBITDA:
Technical Services	123,566	97,333	93,238
Site Services	44,743	37,437	28,426
Corporate Items	(48,374)	(44,494)	(46,920)

Total(2)	$119,935	$90,276	$74,744

(1)
Certain reclassifications have been made to conform to the current year presentation.

(2)
See Footnote 8 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Year ended December 31, 2006 versus Year ended December 31, 2005

Revenues

        Total revenues for 2006 increased $118.6 million to $829.8 million from $711.2 million for 2005. Technical Services revenues for 2006 increased $85.5 million to $558.4 million from $472.9 million for 2005. | Increases in Technical Services revenues consisted of a $45.2 million increase in the volume of waste processed through our facilities, primarily resulting from increased volumes of large quantity waste projects business. The improvement was also attributable to a $9.8 million increase in large waste project transportation business and a $6.6 million increase due to the strengthening of the Canadian dollar in 2006 as compared to 2005. The remaining $23.9 million increase was composed of strong base business and project work across all regions. The Teris acquisition contributed $23.0 million of the increase included in the preceding Technical Services revenue figures.

        Site Services revenues for 2006 increased $31.9 million to $271.1 million from $239.2 million for 2005. Site Services performed several large emergency response jobs during 2006, which accounted for $27.1 million of our outside revenues, offset by intercompany transactions of $2.7 million, and resulted in direct revenue of $24.4 million, or 9.0% of Site Services revenues for 2006. In 2005, several large emergency response jobs accounted for $39.6 million of our outside revenue, offset by intercompany transactions of $5.7 million, and resulted in direct revenue $33.9 million, or 14.2% of our direct revenues for 2005. Direct revenue related to large emergency response projects therefore decreased $9.5 million from 2005 to 2006. All other Site Services revenues increased $41.4 million, or 20.2%, for 2006 as compared to 2005. Large remedial and planned projects represented an increase of $14.1 million. Growth in the South region due to small and mid-sized projects as well as new departments added $11.6 million in 2006 as compared to 2005. The recycling facilities group represented $9.4 million of this increase due to improved revenue related to the strength of commodities pricing and new business. Other areas of improvement included the North and West regions, offset by reduced revenues in the Mid-West region. Positive foreign exchange added $0.9 million for 2006 as compared to 2005. Corporate Items revenues increased $1.2 million for 2006 to $0.3 million from $(0.9) million for 2005. This increase resulted mainly from reduced intercompany costs at our inactive waste handling facilities.

        There are many factors which have impacted, and continue to impact, our revenues. These factors include: economic conditions, competitive industry pricing, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, industry-wide overcapacity, and direct shipment by generators of waste to the ultimate treatment or disposal location. We believe that inflation did not have any significant effect on revenues during the three years ended December 31, 2006.

Cost of Revenues

        Total cost of revenues for 2006 increased $72.2 million to $584.8 million, compared to $512.6 million for 2005. As a percentage of revenues, combined cost of revenues in 2006 decreased 1.6% to 70.5% from 72.1% in 2005. Technical Services cost of revenues increased $49.2 million to $376.8 million from $327.6 million for 2005. Cost of revenues for Technical Services increased $4.1 million due to an unfavorable foreign exchange fluctuation relating to the strength of the Canadian dollar. Costs increased by $17.2 million in outside transportation and rail expense primarily associated with large waste projects, $12.2 million in employee labor and related costs, $8.6 million in increased materials and supplies expense, $6.2 million in building, equipment and vehicle repairs and rentals, $2.4 million in utilities and fuel costs, $1.8 million in major maintenance at our incinerators, $0.6 million in travel expense, $0.6 million increase in change in estimate, $0.5 million in increased royalties, and $0.2 million in increased outside disposal costs in the year ended December 31, 2006, as compared to 2005. These increases were partially offset by a $2.4 million decrease in costs associated with processing inventory, $1.6 million decrease in subcontracting, $0.9 million decrease in fees and discharge costs and $0.3 million in outside laboratory fees.

        Site Services cost of revenues for 2006 increased $20.6 million to $200.3 million from $179.7 million for 2005. Site Services performed several large emergency response jobs during 2006, which accounted for $16.5 million of our cost of revenues or 8.2% of Site Services cost of revenues for 2006. In 2005, several large emergency response jobs accounted for $21.2 million of our cost of revenues, or 11.8% of cost of revenues for 2005. All other Site Services cost of revenues increased $25.3 million, or 15.9%, for 2006 compared to 2005. Materials and supplies costs increased $11.4 million, primarily from increased product acquisition costs in our recycling and chemical sales group. Subcontracting costs increased $5.9 million, direct labor and related costs increased $5.6 million, equipment rental and related transportation costs increased $5.4 million and travel expenses increased $0.7 million in support of increased overall business levels. These increases were offset by a decrease in outside disposal of $4.2 million as disposal project waste was internalized. Corporate Items cost of revenues increased $2.4 million to $7.7 million in 2006 from $5.3 million for 2005. This increase related primarily to a $1.6 million change in estimate credit for financial assurance in 2005. In 2006, increased insurance and property tax expense of $3.6 million were offset by lower employee benefit costs of $1.9 million, and lower payroll taxes, licence and other costs of $0.9 million.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2006 increased $16.8 million to $125.1 million from $108.3 million in 2005. Technical Services selling, general and administrative costs increased $10.1 million to $58.1 million from $48.0 million for 2005 due to an unfavorable foreign exchange fluctuation of $0.6 million relating to the strength of the Canadian dollar, $6.9 million increase in salary, bonus and employee benefit costs, $3.3 million increase in change in estimate of environmental liabilities offset by a $0.7 million decrease in professional fees. Site Services selling, general and administrative expenses for 2006 increased $4.1 million to $26.1 million from $22.0 million in 2005. Sales, administrative and field salaries, benefits and incentive compensation increased $3.4 million from 2005 to 2006 and environmental costs increased $0.6 million. Corporate Items selling, general and administrative expenses for 2006 increased $2.6 million to $40.9 million from $38.3 million in 2005 due to $5.4 million in additional payroll, stock-based and incentive compensation, and an additional $1.1 million in professional services, offset by a $3.6 million net increase in favorable changes in estimates in environmental liabilities and $0.2 million net reduction in other costs.

Adjusted EBITDA Contribution

        The combined adjusted EBITDA contribution by segments for 2006 increased $29.6 million to $119.9 million from $90.3 million for 2005. The Technical Services contribution increased $26.2 million, the Site Services contribution improved $7.2 million, and the Corporate Items cost decreased $3.8 million. The combined adjusted EBITDA contribution was derived from revenues of $829.8 million and $711.2 million, net of cost of revenues of $584.8 million and $512.6 million and selling, general and administrative expenses of $125.1 million and $108.3 million for the years ended December 31, 2006 and 2005, respectively.

Accretion of Environmental Liabilities (see Closure and Post Closure Liabilities below)

        Accretion of environmental liabilities for 2006 and 2005 was similar at $10.2 million and $10.4 million, respectively.

Depreciation and Amortization

        Depreciation and amortization expense of $35.3 million for 2006 increased $6.7 million from $28.6 million for 2005. This increase resulted primarily from a $2.6 million impairment of permits and other long-lived assets at the Plaquemine, LA facility, $2.1 million related to the acquired assets of Teris LLC, $1.5 million related to changes in estimates and increased volumes at landfill sites, and $0.4 million connected with the write-down of leasehold improvements at former corporate offices.

Other Income (Expense)

        For 2005, other income consisted primarily of a $0.6 million gain related to the settlement of an insurance claim.

Loss on Early Extinguishment of Debt

        During the year we redeemed $58.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption dates. In connection with such redemptions, we recorded to loss on early extinguishment of debt, an aggregate of $8.5 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $6.1 million prepayment penalties required by the Indenture in connection with such redemptions.

Interest (Expense), Net

        Interest expense, net of interest income, decreased $10.4 million to $12.4 million for 2006 from $22.8 million for 2005. The decrease was primarily due to the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the reduction of fees related to our Synthetic Letter of Credit facility and $1.9 million of interest that was capitalized, effectively reducing net interest expense in 2005, relating to a capital project to comply with air emission standards at our Deer Park incineration facility.

        As described below under "Liquidity and Capital Resources," we amended and restated on December 1, 2005 our existing Revolving Credit and Synthetic Letter of Credit Facilities. As a result of that amendment and restatement, the fees which we pay with respect to our new $50.0 million Synthetic Letter of Credit Facility were reduced as of December 1, 2005 from the 5.35% per annum which was payable under our former $90.0 million Synthetic Letter of Credit Facility to 3.10% per annum, and approximately $40.0 million of letters of credit previously outstanding under our Synthetic Letter of Credit Facility (for which we had paid fees of 5.35% per annum) were replaced by letters of credit issued under our Revolving Credit Facility (for which we pay fees of 1.50% per annum). In addition, as described below under "Current Financing Arrangements," during the first quarter of 2006, we redeemed $52.5 million principal amount of our outstanding 11.25% senior secured notes due 2012 and paid a prepayment penalty of $5.9 million and accrued interest of $2.9 million in connection with such redemption. Concurrently with such redemption of $52.5 million of our outstanding 11.25% senior secured notes, the fees payable under our new $50.0 million Synthetic Letter of Credit Facility were reduced from 3.10% per annum to 2.85% per annum. Furthermore, as also described below under "Current Financing Arrangements," we repurchased on October 24, 2006, $6.0 million principal amount of our outstanding 11.25% senior secured notes in connection with an excess cash flow offer made in accordance with the requirements of the indenture under which the senior secured notes were issued. After giving effect to such amendment and restatement of our credit facilities, the redemption of notes and the related decrease in the fees payable under our new Synthetic Letter of Credit Facility, and the repurchase of notes pursuant to that excess cash flow offer, we estimate that our aggregate interest expense for 2007 will be between $12.0 million and $13.0 million.

Income Taxes

        Income tax expense for 2006 increased $2.8 million to $6.3 million from $3.5 million for 2005. Income tax expense for 2006 consisted primarily of Canadian taxes of $4.6 million and state income tax expense of $2.4 million and a federal tax benefit of ($0.7) million. The tax expense includes a benefit of $14.1 million from the reversal of a portion of the valuation allowance against our U.S. net deferred tax asset. Income tax expense for 2005 consisted primarily of Canadian taxes of $2.3 million, federal alternative minimum tax of $0.4 million, and state income tax expense of $0.8 million. We had $9.2 million and $47.4 million of federal net operating loss carryforwards at December 31, 2006 and December 31, 2005, respectively. We had $37.7 million and $43.0 million of state net operating loss carryovers at December 31, 2006 and December 31, 2005, respectively.

        SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2005, our U.S. net operating losses ("NOLs") and other deferred tax assets were fully offset by a valuation allowance primarily because we believed that it was more likely than not that some portion or all of the deferred tax assets would not be realized. Based upon our cumulative operating results, and an assessment of our expected future results of operations, during the third quarter of 2006, we determined that it had become more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax assets prior to their expiration and realize the benefit of other net deferred tax assets. The key factors affecting our decision to release the valuation in the third quarter of 2006 included: results for the nine-month period ended September 30, 2006, exceeding projections, the number of consecutive quarters of profitability, additional verification of the success of our business plan and cost savings initiatives, and evaluation and verification of the accretive nature of the Teris LLC acquisition which was completed in the third quarter of 2006. During fiscal 2006, we reversed a total of $17.7 million of US deferred tax asset valuation allowance of which $9.9 million related to the utilization of prior year NOLs including $2.5 million of NOLs attributable to tax deductions related to the exercise of non-qualified stock options. As of December 31, 2006, we have a remaining valuation allowance of approximately $12.4 million related to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

        In connection with the reversal of a portion of the valuation allowance, we also recorded, in accordance Financial Accounting Standard 109, "Accounting For Income Taxes," $7.3 million of deferred tax assets associated with the 2002 CSD acquisition. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with such acquisition.

        We are subject to income taxes in both the U.S. and foreign jurisdictions, and to examination by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known tax contingencies.

        During 2006, we re-evaluated the 2004 restructuring of our Canadian operations. In connection with this re-evaluation, we identified certain additional tax contingencies. Although such contingencies are not deemed probable, our management estimates that it is reasonably possible that such tax contingencies could result in additional tax liabilities of approximately $7.0 million exclusive of interest at December 31, 2006.

        In connection with our acquisition of the CSD assets in 2002, we fair valued certain preacquisition tax contingencies and established tax reserves for potential tax assessments and statutory interest related to the acquisition. The amount of such contingencies was $13.7 million and was increased to $15.6 and $14.4 million in 2006 and 2005, respectively. The increase of $1.2 in 2006 and $0.7 million in 2005 was for statutory interest related to these potential assessments. Should we reduce the $13.7 million in tax contingencies in future periods, either as the result of changes in our estimates or settlements, the effect of those reductions will be recorded as a decrease in acquisition related intangible assets, rather than a tax provision benefit. Reductions associated with the statutory interest recorded in 2005 and 2006, or statutory interest recorded in future periods, would be a tax provision benefit.

Net Income (Loss)

        Net income for 2006 was $46.7 and included a benefit of $9.6 million related to a change in our estimated environmental liabilities and an $8.5 million loss on extinguishment of debt. Net income for 2005 was $25.6 million and included a benefit of $11.3 million related to a change in our estimated environmental liabilities and an insurance settlement gain of $1.9 million.

Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

        As more fully described below under "Redemption of Series C Preferred Stock," we redeemed 25,000 shares of Series C Preferred Stock on June 30, 2004. For each of 2006 and 2005, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks included dividends on our Series B Preferred Stock of $0.3 million.

Year ended December 31, 2005 versus Year ended December 31, 2004

Revenues

        Total revenues for 2005 increased $68.0 million to $711.2 million from $643.2 million for 2004. Technical Services revenues for 2005 increased $16.0 million to $472.9 million from $456.9 million for 2004. The primary increases in Technical Services revenues consisted of an increase in pricing of waste processed through our facilities of $14.0 million and $6.7 million due to the strengthening in the Canadian dollar. Direct revenue from new and existing customers increased $9.6 million. Solid base business and a very strong household hazardous waste season contributed to this increase. Partially offsetting these increases was a decrease in revenues of $14.3 million due to a decrease in the volume of waste processed through our facilities. The favorable pricing and the unfavorable volume of waste processed through our facilities were both due to lower levels of project revenues that tend to have lower gross margins for 2005 as compared to 2004.

        Site Services revenues for 2005 increased $52.3 million to $239.2 million from $186.9 million for 2004. Site Services performed several large emergency response jobs during 2005, which accounted for $39.6 million of our outside revenues, offset by intercompany transactions of $5.7 million, and resulted in direct revenue of $33.9 million, or 14.2% of Site Services revenues for 2005. In 2004, several large emergency response jobs accounted for $10.9 million of our outside revenue, offset by intercompany transactions of $1.3 million, and resulted in direct revenue of $9.6 million, or 5.1% of our revenues for 2004. Excluding these emergency response jobs, Site Services revenues increased $28.0 million, or 15.8%, for 2005 as compared to 2004. The recycling facilities group represented $10.1 million of this increase due to increased revenue related to the strength of commodities pricing and new business. The remainder of the increase was the result strength in large remedial projects, growth initiatives in Canada and the western United States, strong chemical distribution business, an overall growth in base business and an improving economy. Changes in foreign exchange contributed positively $0.7 million when comparing Site Services 2005 against 2004. Corporate Items revenues decreased $(0.3) million for

2005 to $(0.9) million from $(0.6) million for 2004. This decrease resulted primarily from increased intercompany costs at our inactive waste handling facilities.

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

Cost of Revenues

        Total cost of revenues for 2005 increased $47.8 million to $512.6 million, compared to $464.8 million for 2004. Technical Services cost of revenues increased $11.1 million to $327.6 million from $316.5 million for 2004. Cost of revenues for Technical Services increased $4.4 million due to an unfavorable foreign exchange fluctuation relating to the strength of the Canadian dollar. Costs increased $4.9 million in building, equipment and vehicle repairs and rentals, $4.2 million in employee labor and related costs, $3.6 million in utilities and fuel costs, $1.6 million in non-capitalizable major maintenance at our incinerators, $1.2 million in fees and discharge costs, $0.6 million increase in change in estimate and $0.5 million in travel expenses. These increases were partially offset by a $7.3 million decrease in outside transportation and rail expense primarily associated with the lack of large waste projects, $0.6 million decrease in costs associated with processing inventory, $0.6 million decrease in taxes and insurance, $0.5 million in outside laboratory fees, $0.4 million in compliance, $0.3 million in materials and supplies expense and $0.2 million in decreased outside disposal costs.

        Site Services cost of revenues increased $38.8 million to $179.7 million from $140.9 million for 2004. Site Services performed several large emergency response jobs during 2005, which accounted for $21.2 million of our cost of revenues or 11.8% of Site Services cost of revenues for 2005. In 2004, several large emergency response jobs accounted for $4.6 million of our cost of revenues, or 3.2% of cost of revenues for 2004. Excluding these emergency response jobs, Site Services cost of revenues increased $22.2 million, or 16.3%, for 2005 compared to 2004. Material and supplies costs increased $6.4 million primarily due to increased acquisition costs in our recycling and chemical distribution businesses. Direct labor and related costs increased $5.9 million resulting from increased headcount to support revenue growth. The remaining increases were due to subcontractors increase of $2.4 million, outside disposal increase of $2.0 million, transportaion and related cost increases of $4.4 million, travel expense increases of $0.6 million, and negative impact of foreign currency transactions of $0.5 million in 2005 compared to 2004. Corporate Items cost of revenues decreased $2.1 million to $5.3 million in 2005 from $7.4 million for 2004. This decrease was related to a $1.6 million change in estimate credit for financial assurance in 2005, partially offset by increased disposal of $1.0 million at our inactive waste handling facilities, a $0.9 million reduction in hazardous waste transportation fees due to charging the Technical Services group throughout 2005, and a $0.5 million net reduction in our insurance reserves. As a percentage of revenues, combined cost of revenues in 2005 decreased 0.2% to 72.1% from 72.3% in 2004.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2005 increased $3.8 million to $108.3 million from $104.5 million in 2004. Technical Services selling, general and administrative costs increased $0.8 million to $48.0 million from $47.2 million for 2004 due to an unfavorable foreign exchange fluctuation of $0.5 million relating to the Canadian dollar and increases in salary and employee benefit costs. Site Services selling, general and administrative expenses for 2005 increased $4.4 million to $22.0 million from $17.6 million in 2004. The change was related to an increase in salaries, benefits, incentive compensation and travel expenses to support larger operations, sales, central operations and emergency response projects and an increase in environmental costs. Corporate Items selling, general and administrative expenses for 2005 decreased $1.4 million to $38.3 million from $39.7 million in 2004 due to increased favorable changes in estimates of environmental liabilities of $5.7 million, an insurance settlement of $1.4 million as discussed in Note 12, "Business Interruption Insurance Recovery," and reduced telephone expenses of $0.7 million. Increased professional fees of $1.8 million, increased salaries and benefits related to increased headcount of $2.7 million, a $0.9 million change in foreign currency exchange rates negatively impacting profits, increased bonus accruals of $0.3 million, increased legal fees of $0.3 million, and other increased costs of $0.4 million partially offset these decreases in 2005.

Adjusted EBITDA Contribution

        The combined adjusted EBITDA contribution by segments for 2005 increased $15.6 million to $90.3 million from $74.7 million for 2004. The Technical Services contribution increased $4.1 million, the Site Services contribution improved $9.1 million, and the Corporate Items cost increased $2.4 million. The combined adjusted EBITDA contribution was derived from revenues of $711.2 million and $643.2 million, net of cost of revenues of $512.6 million and $464.8 million and selling, general and administrative expenses of $108.3 million and $103.7 million for the years ended December 31, 2005 and 2004, respectively.

Accretion of Environmental Liabilities (see Closure and Post Closure Liabilities below)

        Accretion of environmental liabilities for 2005 and 2004 was similar at $10.4 million.

Depreciation and Amortization

        Depreciation and amortization expense of $28.6 million for 2005 increased $4.5 million from $24.1 million for 2004. This increase consisted of a $1.8 million increase in amortization related to changes in estimates in landfill lives, changes in estimates in useful lives of certain assets and cell construction at our landfill sites, a $0.6 million increase due to placing in service in 2004 improvements at our Deer Park incineration facility in order to comply with the Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology (the "MACT") rule, a $0.6 million increase relating to a 2004 purchase accounting adjustment affecting certain of the CSD assets acquired from Safety-Kleen in September 2002, a $0.3 million increase due to purchases in the Gulf Coast area as a result of Hurricane Katrina, and a $1.2 million increase mainly due to capital additions. The impact of the changes in estimate on dilutive income per share for the year ended December 31, 2005 was a decrease in income of $0.10 per common share.

Other Income (Expense)

        For 2005, other income consisted primarily of a $0.6 million gain relating to the settlement of an insurance claim.

        For 2004, other income (expense) included certain items related to our previously outstanding Series C Preferred Stock. As described below under "Redemption of Series C Preferred Stock," we issued Series C Preferred Stock for $25.0 million in September 2002. The Series C Preferred Stock was recorded on our financial statements as though it consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend (the "Host Contract"), and (ii) an embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series C Preferred Stock to convert the Series C Preferred Stock into our common stock. On June 30, 2004, we redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. Just prior to the settlement, we valued the Embedded Derivative using the Black-Scholes option-pricing model. The Black-Scholes model determines the value of an option primarily by considering the strike price of the option, the market value of the stock and the volatility of the stock price. The strike price of the Embedded Derivative was $8.00 per share. For 2004, we recorded other expense related to the Embedded Derivative of $1.6 million primarily because of the market price increase of our common stock that occurred during that year. Partially offsetting the expense on the Embedded Derivative during 2004 was a net gain on the disposal of fixed assets of $0.7 million.

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

        As described below under "Liquidity and Capital Resources," we amended and restated on December 1, 2005 our existing Revolving Credit and Synthetic Letter of Credit Facilities. As a result of that amendment and restatement, the fees which we pay with respect to our new $50.0 million Synthetic Letter of Credit Facility were reduced as of December 1, 2005 from the 5.35% per annum which was payable under our former $90.0 million Synthetic Letter of Credit Facility to 3.10% per annum, and approximately $40.0 million of letters of credit previously outstanding under our Synthetic Letter of Credit Facility (for which we had paid fees of 5.35% per annum) were replaced by letters of credit issued under our Revolving Credit Facility (for which we pay fees of 1.50% per annum). In addition, as described below under "Current Financing Arrangements," during the first quarter of 2006, we redeemed $52.5 million principal amount of our outstanding 11.25% senior secured notes due 2012 and paid a prepayment penalty of $5.9 million and accrued interest of $2.9 million in connection with such redemption. Concurrently with such redemption of $52.5 million of our outstanding 11.25% senior secured notes, the fees payable under our new $50.0 million Synthetic Letter of Credit Facility were reduced from 3.10% per annum to 2.85% per annum. After giving effect to such amendment and restatement of our credit facilities, such redemption of notes and the related decrease in the fees payable under our new Synthetic Letter of Credit Facility, we estimate that our aggregate interest expense for 2006 (exclusive of the prepayment penalty on the notes redeemed in January 2006) will be between $12.0 million and $13.0 million.

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

        We are subject to income taxes in both the U.S. (federal and state) as well as foreign jurisdictions, and to examination by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known tax contingencies.

        In connection with our acquisition of the CSD assets in 2002, we fair valued certain preacquisition tax contingencies and established tax reserves for potential tax assessments and statutory interest related to the acquisition. The amount of such contingencies was $13.7 million and was increased to $14.4 million in 2005 as a result of an increase of $.7 million for statutory interest related to these potential assessments. Should we reduce the $13.7 million in tax contingencies in future periods, either as the result of changes in our estimates or settlements, the effect of those reductions will be recorded as a decrease in acquisition related intangible assets, rather than a tax provision benefit. Reductions associated with the $0.7 million in statutory interest recorded in 2005, or statutory interest recorded in future periods, would be a tax provision benefit.

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

Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock

        As more fully described below in Note 18, "Redemption of Series C Preferred Stock and Dividends and Accretion on Preferred Stock," to our financial statements included in Item 8 of this report, we redeemed 25,000 shares of Series C Preferred Stock on June 30, 2004. For 2005, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks included dividends on our Series B Preferred Stock of $0.3 million. For 2004, redemption of Series C Redeemable Preferred Stock and dividends and accretion on preferred stocks included the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, cash dividends on our Series B and Series C preferred stocks of $1.0 million, dividends on our Series B preferred stock of $0.2 million issued in common stock due to loan covenant restrictions then in place, and amortization of preferred stock discount and issuance cost of $0.7 million.

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

        We included $3.4 million in total stock-based compensation expense to employees in our statements of operations for the year ended December 31, 2006, respectively as a result of the adoption of SFAS No. 123(R). See Note 20, "Stock-based Compensation" to our financial statements for the year ended December 31, 2006, included in this report for additional detail.

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

        As of December 31, 2006, there were $1.7 million, $0.7 million and $1.1 million of total unrecognized compensation cost arising from non-vested compensation related to stock options, restricted stock awards, and performance stock awards under our stock incentive plans, respectively. These costs are expected to be recognized over the weighted-average periods of 0.7 years, 4.1 years and 1.0 years, respectively, for stock options, restricted stock awards and performance stock awards.

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

        Closure and post-closure costs incurred are increased for inflation (2.17% and 2.16% for closure and post-closure liabilities incurred in the years ended December 31, 2006 and 2005, respectively). We use an inflation rate published by the US Department of Labor Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at our credit-adjusted risk-free interest rate (9.25% and 10.25% for closure and post-closure liabilities incurred in the years ended December 31, 2006 and 2005, respectively). Asset retirement obligations incurred in 2006 are being discounted at the credit-adjusted risk-free rate of 9.25% and inflated at a rate of 2.17%. For the asset retirement obligations incurred in 2005 and 2006, we estimated our credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of our outstanding 11.25% Senior Secured Notes by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30-year U.S. Treasury Bond. For the asset retirement obligations incurred in 2003 and for the initial application of SFAS No. 143, we estimated our credit-adjusted risk-free interest rate by adjusting the then current yield on intermediate term debt of companies whose debt was then similarly rated by the rating agencies by the difference between the yield of a U.S. Treasury Note of the same duration as the average maturity on the intermediate term debt and the yield on the 30-year U.S. Treasury Bond. The cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. In addition, the cost of financial assurance is expensed as incurred, and is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

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

          Amortization of cell construction costs and accrual of cell closure obligations—Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. In some instances, we have landfills that are engineered and constructed as "progressive trenches." In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, we amortize cell construction costs over the airspace within the entire trench, such that the cell construction costs will be fully amortized at the end of the trench's useful life.

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

          Landfill final closure and post-closure liabilities—We have material financial commitments for the costs associated with requirements of the U.S. Environmental Protection Agency (the "EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state by state basis. Estimates for the cost of these activities are developed by our engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

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

          Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2006, there were four unpermitted expansions included in our landfill accounting model, which represented 37.1% of our remaining airspace at that date. Of these expansions, one represents an exception to our established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed and approved this exception for the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because we determined that the airspace was highly probable even though the permit application would not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. At December 31, 2006, this still represented an exception to our criteria. Had we not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the years ended December 31, 2006 and December 31, 2005 would have been higher by $646 thousand and $576 thousand, respectively.

        In 2001, prior to our acquisition of substantially all of the assets of the CSD from Safety-Kleen, Safety-Kleen commenced the process of obtaining a permit for a new cell at the Lambton Facility. In 2004, we received a modification to the operating permit for such facility that increased permitted airspace at an existing cell and allowed us to postpone the permitting process for the new cell. During 2006, meetings were held with The Ministry of Environment (MOE) on the various aspects of completing an Environmental Assessment in the Province of Ontario. In addition, an application was initiated with the MOE for the design of an expanded onsite treatment plant. This expanded facility is being tailored to treat incoming landfill waste to meet the new pre-treatment standards (Land Disposal Restrictions—LDR) that begin in 2007, with the final standard coming into force in 2009. We now plan to commence the permitting process for the now unpermitted 7.8 million cubic yards of highly probable airspace in 2007 with the filing of a proposed terms of reference for the environmental assessment.

        As of December 31, 2006, we had 11 active landfill sites (including our two non-commercial landfills), which had estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name		Remaining Lives (Years)
	Location		Permitted	Unpermitted	Total
Altair	Texas	24	—	1,197	1,197
Buttonwillow	California	42	9,496	—	9,496
Deer Park	Texas	21	493	—	493
Deer Trail	Colorado	49	481	—	481
Grassy Mountain	Utah	22	568	1,366	1,934
Kimball	Nebraska	21	449	—	449
Lambton	Ontario	49	798	7,847	8,645
Lone Mountain	Oklahoma	16	1,260	—	1,260
Ryley	Alberta	22	976	—	976
Sawyer	North Dakota	15	377	—	377
Westmorland	California	66	2,732	—	2,732

			17,630	10,410	28,040

        We had 2.9 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2006. Permitted, but not highly probable, airspace is permitted airspace we currently do not expect to utilize; therefore, this airspace has not been included in the above table.

        The following table presents the remaining highly probable airspace from January 1, 2004 through December 31, 2006 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at January 1, 2004	29,031
Addition of highly probable airspace	141
Consumed during 2004	(780)
Change in estimate	62

Remaining capacity at December 31, 2004	28,454
Addition of highly probable airspace	1,200
Consumed during 2005	(653)

Remaining capacity at December 31, 2005	29,001
Addition of highly probable airspace	—
Consumed during 2006	(961)

Remaining capacity at December 31, 2006	28,040

        New asset retirement obligations incurred in 2006 were discounted at the credit-adjusted risk-free rate of 9.25% and inflated at a rate of 2.17%.

        Changes to landfill assets for the year ended December 31, 2006 were as follows (in thousands):

	Balance at January 1, 2006	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at December 31, 2006
Landfill Assets	$7,599	$1,480	$3,721	$(1,399)	$(2)	$11,399

        Changes to landfill assets for the year ended December 31, 2005 were as follows (in thousands):

	Balance at January 1, 2005	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at December 31, 2005
Landfill Assets	$6,396	$903	$4,116	$(4,007)	$191	$7,599

        No new airspace was added in 2006. In 2005, a reduction in closure and post-closure liabilities arose as a result of our increasing our highly probable landfill airspace. After acquiring landfills as part of the CSD assets from Safety-Kleen in 2002, our management identified new business opportunities that made possible the expansion, and further utilization of the assets. The resulting increase in airspace was accounted for by reducing landfill retirement liabilities (due to delaying the timing of the closure and post-closure expenditures) and by correspondingly reducing landfill assets by $4.0 million for the year ended December 31, 2005.

        We calculate the rates we use to amortize landfill assets based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and we recalculate them each year. During the years ended December 31, 2006 and 2005, we depreciated landfill assets at average rates of $2.55 and $1.19 per cubic yard, respectively. The increase in the amortization rate resulted primarily from an increase in cell closure cost estimates based on a re-evaluation of the landfill closure liabilities.

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

        Reserves for closure and post-closure obligations were as follows (in thousands):

	December 31, 2006	December 31, 2005
Landfill facilities:
Cell closure	$17,293	$16,507
Facility closure	751	672
Post-closure	814	889

	18,858	18,068
Non-landfill retirement liability:
Facility closure	6,697	5,554

	25,555	23,622
Less obligation classified as current	2,035	2,894

Long-term closure and post-closure liability	$23,520	$20,728

        All of the landfill facilities included in the table above were active as of December 31, 2006.

        Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Year-ending December 31,
2007	$2,177
2008	5,460
2009	5,534
2010	8,841
2011	2,826
Thereafter	200,924

Undiscounted closure and post-closure liabilities	225,762
Less: Reserves to be provided (including discount of $116.9 million) over remaining site lives	(200,207)

Present value of closure and post-closure liabilities	$25,555

        The changes to closure and post-closure liabilities for the year ended December 31, 2006 were as follows (in thousands):

	January 1, 2006	Acquisitions	New Asset Retirement Obligations	Accretion	Changes in Estimates Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	December 31, 2006
Landfill retirement liability	$18,068	$—	$1,480	$2,546	$(826)	$(1,399)	$(7)	$(1,004)	$18,858
Non-landfill retirement liability	5,554	198	(13)	800	378	186	—	(406)	6,697

Total	$23,622	$198	$1,467	$3,346	$(448)	$(1,213)	$(7)	$(1,410)	$25,555

        The changes to closure and post-closure liabilities for the year ended December 31, 2005 were as follows (in thousands):

	January 1, 2005	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimates Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation Reclassifications and Other	Payments	December 31, 2005
Landfill retirement liability	$18,888	$903	$2,692	$(291)	$(4,007)	$28	$(145)	$18,068
Non-landfill retirement liability	6,763	—	794	(706)	35	6	(1,338)	5,554

Total	$25,651	$903	$3,486	$(997)	$(3,972)	$34	$(1,483)	$23,622

        While we did not add any new airspace in 2006, we reduced estimated closure and post-closure liabilities in 2005 as a result of increasing highly probable landfill airspace. After acquiring landfills as part of the CSD assets from Safety-Kleen in 2002, our management identified new business opportunities that made possible the expansion, and further utilization, of the assets that Safety-Kleen had believed to be exhausted. The resulting increase in airspace was accounted for by reducing landfill retirement liabilities (due to delaying the timing of the closure and post-closure expenditures) and by correspondingly reducing landfill assets by $4.0 million for the year ended December 31, 2005 (see tables of changes to closure and post-closure liabilities immediately above).

        We calculate the rates we use to accrue closure and post-closure costs based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each accrual category, and we recalculate them each year. During the years ended December 31, 2006 and 2005, we accrued asset retirement obligations at an average rate of $1.54 and $1.38 per cubic yard, respectively.

Remedial Liabilities

        Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of our remedial liabilities were assumed as part of the acquisitions of the CSD assets from Safety-Kleen and Teris LLC, and we believe that the remedial obligations did not arise from normal operations.

  Discounting of Remedial Liabilities

        Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. Our experience has been that the timing of the payments is not usually estimable and therefore, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the respective acquisition dates, we recorded the remedial liabilities assumed as part of the acquisition of the CSD assets and of Teris LLC at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounted the payment to present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisitions, discounts were and will be applied to the environmental liabilities as follows:

  •
  Remedial liabilities assumed relating to the acquisitions of the CSD assets and Teris LLC are and will continue to be inflated using the inflation rate at the time of acquisition (2.4% and 2.17%, respectively) until the expected time of payment, then discounted at the risk-free interest rate at the time of each acquisition (4.9%).

  •
  Remedial liabilities incurred subsequent to the acquisitions and our remedial liabilities that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liability which is usually neither increased for inflation nor reduced for discounting.

  Claims for Recovery

        We record claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2006 and 2005, we had recorded no such claims.

        Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our operating subsidiaries' remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 9, "Legal Proceedings," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," Superfund liabilities also include certain liabilities to governmental entities for which we are potentially liable to reimburse the Sellers in connection with our 2002 acquisition of the CSD assets. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive facilities. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

        We record environmental-related accruals for remedial obligations at both our landfill and non-landfill operations. See above for further discussion of our methodology for estimating and recording these accruals.

        Reserves for remedial liabilities were as follows (in thousands):

	December 31, 2006	December 31, 2005
Remedial liabilities for landfill sites	$4,917	$4,901
Remedial liabilities for inactive facilities not now used in the active conduct of our business	91,494	92,023
Remedial liabilities (including Superfund) for non-landfill open sites	51,434	50,143

	147,845	147,067
Less obligation classified as current	11,672	7,923

Long-term remedial liability	$136,173	$139,144

        Anticipated payments at December 31, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
2007	$11,672
2008	10,487
2009	10,416
2010	10,442
2011	11,410
Thereafter	138,770

Undiscounted remedial liabilities	193,197
Less: Discount	(45,352)

Remedial liabilities	$147,845

        The anticipated payments for Long-term Maintenance range from $5.3 million to $7.3 million per year over the next five years. Spending on one-time projects for the next five years ranges from $2.1 million to $4.4 million per year with an average expected payment of $3.3 million per year. Legal and Superfund liabilities payments are expected to be between $0.6 million and $1.6 million per year for the next five years. These estimates are managed on a daily basis, reviewed at least quarterly, and adjusted as additional information becomes available.

        The changes to remedial liabilities for the year ended December 31, 2006 were as follows (in thousands):

	January 1, 2006	Acquisitions	Accretion	Benefit from Changes in Estimates Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	December 31, 2006
Remedial liabilities for landfill sites	$4,901	$—	$233	$(69)	$(3)	$(145)	$4,917
Remedial liabilities for inactive sites not now used in the active conduct of our business	92,023	—	4,303	(1,606)	(1)	(3,225)	91,494
Remedial liabilities (including Superfund) for non-landfill operations	50,143	9,159	2,338	(7,459)	78	(2,825)	51,434

Total	$147,067	$9,159	$6,874	$(9,134)	$74	$(6,195)	$147,845

        The $9.1 million benefit from changes in estimates recorded to the Selling, General and Administrative expenses on the consolidated statement of operations were due to: (i) the settlement reached by the owner and primary potentially responsible party regarding Marine Shale Processors, Inc. resulting in our estimated portion of the remaining potential cleanup costs being lower than previously estimated (a decrease of $10.3 million), and (ii) the tri-annual reevaluation of the remedial reserves whereby the cost build-ups and engineering calculation used as a basis for establishing our environmental reserves are revisted on a systematic basis.

        The changes to remedial liabilities for the year ended December 31, 2005 were as follows (in thousands):

	January 1, 2005	Accretion	Benefit from Changes in Estimates Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	December 31, 2005
Remedial liabilities for landfill sites	$4,985	$217	$(188)	$71	$(184)	$4,901
Remedial liabilities for inactive sites not now used in the active conduct of our business	95,116	4,342	(3,980)	(7)	(3,448)	92,023
Remedial liabilities (including Superfund) for non-landfill operations	55,516	2,339	(6,100)	516	(2,128)	50,143

Total	$155,617	$6,898	$(10,268)	$580	$(5,760)	$147,067

        Included in the $10.3 million benefit from changes in estimates recorded to the statement of operations were: the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Note 9, "Legal Proceedings," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data;" a $2.1 million reduction for financial assurance for remedial liabilities that was driven by the renegotiation of financial assurance for closure and post-closure care for six of our facilities and our improved financial performance; and a net $6.3 million benefit due to: (i) the discounting effect of delays in certain remedial projects; (ii) cost reductions negotiated with vendors and permit fees reductions; and (iii) a pattern of historical spending being less than previously expected and reserved. Of the $10.3 million benefit from changes in estimates recorded for the year ended December 31, 2005, $8.2 million was recorded to selling, general and administrative expenses.

  Remedial liabilities, including Superfund liabilities

        As described in the tables above under "Reserves for remedial obligations," we had as of December 31, 2006 a total of $147.8 million of estimated liabilities for remediation of environmental contamination, of which $4.9 million related to our landfills and $142.9 million related to non-landfill facilities (including Superfund sites owned by third parties). We periodically evaluate potential remedial liabilities at sites that we own or operate or to which we or the Sellers of the CSD assets (or the respective predecessors of us or the Sellers) transported or disposed of waste, including 59 Superfund sites as of December 31, 2006. We periodically review and evaluate sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of our (or the Sellers') alleged connection with the site, the extent (if any) to which we believe we may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting us (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties, or PRPs, and the nature and estimated cost of the likely remedy. Where we conclude that it is probable that a liability has been incurred, we reserve, based upon management's judgment and prior experience, for our best estimate of the liability.

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

        Most of our remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which we acquired in the last five years and to 35 Superfund sites owned by third parties for which we agreed in connection with our 2002 acquisition of the CSD assets to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to governmental entities.We performed extensive due diligence, including hiring third-party engineers and attorneys to estimate accurately the aggregate liability for remedial liabilities to which we became potentially liable as a result of the acquisitions. Our estimate of remediation liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any), (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated, (iii) the cost of performing anticipated cleanup activities based upon current technology, and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon our analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, we estimate that our aggregate liabilities as of December 31, 2006 (as calculated in accordance with generally accepted accounting principles in the United States) for future remediation relating to all of our owned or leased facilities and the Superfund sites for which we have current or potential liability is approximately $147.8 million. We also estimate that it is "reasonably possible" as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such total liabilities could be up to $22.9 million greater than such $147.8 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since our satisfaction of the liabilities will occur over many years and in some cases over periods of 30 years or more, we cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

        The following tables show, respectively, as of December 31, 2006: (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

        Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Facilities now used in active conduct of our business (21 facilities)	$47,983	32.4%	$9,783
Inactive facilities not now used in active conduct of our business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (17 facilities)	91,494	61.9	12,251
Superfund sites owned by third parties on which wastes generated or shipped by either us or the Sellers (or their predecessors) are present (19 sites)	8,368	5.7	855

Total	$147,845	100.0%	$22,889

        Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$38,075	25.7%	$5,271
Bridgeport, NJ	Closed incinerator	27,536	18.6	3,980
Mercier, Quebec	Open incinerator and legal proceedings	11,909	8.1	1,233
Roebuck, SC	Closed incinerator	9,546	6.5	836
El Dorado, AR	Open incinerator	8,951	6.1	770
San Jose, CA	Open treatment, storage, or disposal facilities	8,496	5.7	973
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (32 facilities)	34,964	23.6	8,971
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either us or the Sellers (or their predecessors) are present (19 sites)	8,368	5.7	855

Total		$147,845	100.0%	$22,889

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

Liquidity and Capital Resources

  Cash and Cash Equivalents

        We believe that our primary sources of liquidity are cash flows from operations, existing cash, and funds available to borrow under our Revolving Facility. For the year ended December 31, 2006, we generated cash from operations of $61.4 million. As of December 31, 2006, cash and cash equivalents were $73.6 million, marketable securities were $10.2 million, funds available to borrow under the Revolving Facility were approximately $24.4 million and properties held for sale were $7.4 million.

        We intend to use our existing cash and cash flow from operations to fund potential acquisitions and recurring capital expenditures. We anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we believe that we will continue to meet our debt covenant requirements for the foreseeable future. We have accrued environmental liabilities, valued as of December 31, 2006, at approximately $173.4 million, substantially all of which we assumed in connection with the acquisition of the CSD assets and Teris LLC. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than now anticipated, which could adversely affect our cash flow and financial condition.

  Cash Flows for 2006

        For the year ended December 31, 2006, we generated approximately $61.4 million of cash from operating activities. We reported net income for the period of $46.7 million. In addition, we reported non-cash expenses during this period totaling $37.5 million. These non-cash expenses consisted primarily of $35.3 million of depreciation and amortization, accretion of environmental liabilities of $10.2 million, $3.4 million of stock-based compensation, a $2.4 million write-off of deferred financing costs and debt discount and $1.5 million of amortization of deferred financing costs. Other reductions of non-cash expense consisted primarily of $6.4 million of deferred income tax benefit and $9.6 million of reductions in environmental liability estimates. Uses of cash for working capital purposes totaled $30.2 million, reducing cash flow from operations by the same amount, and consisted primarily of an increase in accounts receivable of $5.0 million, an increase in unbilled accounts receivable of $5.7 million, environmental expenditures of $7.6 million and a decrease in accounts payable of $4.7 million. These uses of cash were partially offset by sources of cash from working capital that totaled $7.5 million and consisted of increases in deferred revenue of $3.9 million, income tax payable of $2.7 million, and other assets of $0.9 million.

        For the year ended December 31, 2006, we used $98.9 million of cash in our investing activities. Sources of cash totaled $51.3 million and consisted of sales of restricted investments of $3.5 million, proceeds from the sale of assets of $2.0 million, proceeds from an insurance claim of $0.4 million and sales of marketable securities of $45.4 million. Cash used in investing activities totaled $150.1 million and consisted of the purchase price for Teris LLC of $51.5 million, purchases of property, plant and equipment of $40.7 million, purchases of marketable securities of $55.6 million, and costs associated with the renewal of permits of $2.3 million.

        The purchase price was subject to post-closing adjustments based upon the amount by which Teris' net working capital as of the closing date exceeded or was less than $10.3 million and the amount by which capital spending incurred year-to-date by Teris exceeded or was less than the budgeted spending. Any adjustments to such estimate will result in a reduction or increase in the purchase price which will affect liquidity.

        For the year ended December 31, 2006, our financing activities resulted in a net use of cash of $20.3 million. This use consisted primarily of principal payments on our debt of $58.5 million, offset by $30.0 million in proceeds from our term loan, the exercise of stock options and warrants of $7.6 million and the excess tax benefit of stock based compensation of $5.2 million.

  Cash Flows for 2005

        For the year ended December 31, 2005, we generated $29.7 million of cash from operating activities. Non-cash expenses, net recorded for the year totaled $28.8 million. These non-cash expenses (income) consisted primarily of $28.6 million of depreciation and amortization, $10.4 million for the accretion of environmental liabilities, $1.5 million for amortization of deferred financing costs and $(11.3) million for a change in estimated environmental liabilities. Other sources of cash totaled $13.9 million, which primarily consisted of an increase in other accrued expenses of $9.7 million, a decrease in prepaid expenses of $3.5 million and a $0.7 million increase in income taxes payable. These sources of cash were partially offset by other uses of cash that totaled $38.6 million, consisting primarily of an increase in accounts receivable of $26.0 million due to a higher level of revenues in 2005 compared with 2004, a decrease in environmental spending of $7.2 million, an increase of $2.4 million in supplies inventories and a $1.6 million increase in unbilled receivables at December 31, 2005 as compared to December 31, 2004.

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

  Financing Arrangements

        At December 31, 2006, we had outstanding $91.5 million of eight-year Senior Secured Notes due 2012 (the "Senior Secured Notes"), a $70.0 million revolving credit facility (the "Revolving Facility"), a $50.0 million synthetic letter of credit facility (the "Synthetic LC Facility"), and a $30.0 million term loan due December 1, 2010 (the "Term Loan").

        We issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and the Synthetic LC Facility on December 1, 2005, under an amended and restated loan and security agreement (the "Amended Credit Agreement") which we then entered into with the lenders under our loan and security agreement dated June 30, 2004 (the"Original Credit Agreement"). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which we may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement (which was further increased to $60.0 million in July 2006); (iii) the Synthetic LC Facility was decreased from $90.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement; and (iv) a provision allowing us to borrow up to $60.0 million in term loans (on terms to be subsequently established) was added; and (v) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (and further reduced to 2.85% on January 12, 2006 as described below). On August 18, 2006, in order to finance a portion of the purchase price for our acquisition of Teris LLC on that date, we and the lenders under the Amended Credit Agreement entered into a Term Loan Supplement to the Amended Credit Agreement which provided for a $30.0 million term loan to us (the "Term Loan") with a maturity date of December 1, 2010.

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

        As discussed below under "Stockholder Matters," we issued on December 13, 2005, 2.3 million shares of common stock upon the closing of a public offering. On January 12, 2006, we used the net proceeds from that offering, together with a portion of the $12.5 million of proceeds received in October 2005 from exercise of our previously outstanding common stock purchase warrants, to redeem $52.5 million principal amount of outstanding Senior Secured Notes and pay a prepayment penalty of

$5.9 million and accrued interest of $2.9 million through the redemption date. As required by the Indenture, we gave on December 13, 2005 to the holders of the Senior Secured Notes a 30-day notice of such redemption. The $52.5 million principal amount of the Senior Secured Notes which were redeemed on January 12, 2006, was therefore classified as a current liability as of December 31, 2005.

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

        As a result of the redemption on January 12, 2006 of $52.5 million principal amount of Senior Secured Notes and the repurchase on October 24, 2006 of $6.0 million of Senior Secured Notes pursuant to the Excess Cash Flow Offer, each as described above, there were outstanding on December 31, 2006, $91.5 million of the $150.0 million principal amount of Senior Secured Notes which had originally been issued on June 30, 2004.

        Revolving Facility.    The Revolving Facility allows us to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for us and our U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for our Canadian subsidiaries and (ii) a line for our Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that Bank of America, N.A. will issue at our request up to $60.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings under the Revolving Facility. At December 31, 2006, we had no borrowings and $45.6 million of letters of credit outstanding under the Revolving Facility, and we had approximately $24.4 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate or the Eurodollar rate (depending on the currency of the underlying loan) plus 1.50%. We are required to pay monthly letter of credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires us to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

        Synthetic LC Facility.    The Synthetic LC Facility provides that Credit Suisse (the "LC Facility Issuing Bank") will issue up to $50.0 million of letters of credit at our request. The Synthetic LC Facility requires that the LC Facility Lenders maintain a cash account (the "Credit-Linked Account")

to collateralize our outstanding letters of credit. Should any such letter of credit be drawn in the future and we fail to satisfy its reimbursement obligation, the LC Facility Issuing Bank would be entitled to draw upon the appropriate portion of the $50.0 million in cash which the LC Facility Lenders have deposited into the Credit-Linked Account. Acting through the LC Facility Agent, the LC Facility Lenders would then have the right to exercise their rights as first-priority lien holders (second-priority as to receivables) on substantially all of the assets of us and our U.S. subsidiaries. We have no right, title or interest in the Credit-Linked Account established under the Amended Credit Agreement for purposes of the Synthetic LC Facility. Under the Amended Credit Agreement, we were required to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. We are also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At December 31, 2006, letters of credit outstanding under the Synthetic LC facility were $49.9 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

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

        Under the Amended Credit Agreement, we were required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.40 to 1.0 for the quarter ended December 31, 2006. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the quarters ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the quarters ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to our Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. We were in compliance with this covenant at December 31, 2006.

        We are also required to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.85 to 1.0 for the quarters ending December 31, 2006 through December 31, 2007, and of not less than 3.00 to 1.0 for each succeeding quarter. The Interest Coverage Ratio is defined as the ratio of the Company's Consolidated EBITDA to our consolidated interest expense for the latest four-quarter period. We were in compliance with this covenant at December 31, 2006.

        We are also required under the Amended Credit Agreement to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period if, at the end of such four-quarter period, we have greater than $5.0 million of loans outstanding under the Revolving Credit Facility. At December 31, 2006, we had no loans outstanding under the Revolving Credit Facility; and therefore we were not then required to comply with the fixed charge ratio covenant.

        In accordance with Emerging Issue Task Force Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements," we capitalized and will amortize the costs of the amendment over the five-year term of the Amended Credit Agreement.

Contractual Obligations

        The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2006 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$173,400	$13,849	$31,897	$33,519	$94,135
Pension funding	3,666	273	577	686	2,130
Long-term debt	121,518	—	—	30,000	91,518
Interest on long-term obligations	67,989	10,417	20,879	20,953	15,740
Capital leases	4,567	1,866	2,061	617	23
Operating leases	62,153	11,166	18,960	10,384	21,643

Total contractual obligations	$433,293	$37,571	$74,374	$96,159	$225,189

        The present value of the closure, post-closure and remedial liabilities of $173.4 million is net of $245.5 million which consists of the discount ($162.2 million) and the remainder to be accrued for closure and post-closure liabilities ($83.3 million) over the remaining site lives.

        The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2006 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$95,497	$95,497	$—	$—	$—

Total commercial commitments	$95,497	$95,497	$—	$—	$—

        We obtained substantially all of the standby letters of credit described in the above table as security for financial assurance obligations which we were required to provide to regulatory bodies for the hazardous waste facilities and which would be called only in the event that we failed to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As further discussed above under "Current Financing Arrangements," we initially obtained substantially all of the standby letters of credit described in the above table under the $90.0 million Synthetic LC Facility established under our Original Credit Agreement dated June 30, 2004, and on December 1, 2005, we replaced approximately $40.0 million of those outstanding standby letters of credit with letters of credit issued under the $70.0 million Revolving Facility established under our Amended Credit Agreement dated December 1, 2005. Under our Amended Credit Agreement, Bank of America, N.A., will issue at our request up to $50.0 million of letters of credit under the Revolving Facility established under that Agreement and Credit Suisse will issue at our request up to $50.0 million of letters of credit under the $50.0 million Synthetic LC Facility established under that Agreement. If any of the letters of credit issued under those facilities were to be called and we failed to satisfy on a timely basis our reimbursement obligations to the issuers of those letters of credit, Bank of America, N.A., and/or Credit Suisse would be entitled, as the administrative agents for the lenders under those facilities, to exercise their rights as secured creditors on substantially all of the assets of Clean Harbors, Inc. and our U.S. subsidiaries.

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

  Capital Expenditures

        We anticipate that 2007 capital spending will be between $35.0 million and $40.0 million, of which $1.8 million relates to complying with environmental regulations. However, changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the EPA promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology ("MACT") under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $28.2 million since September 7, 2002 in order to bring our Kimball, Nebraska, Deer Park, Texas and Aragonite, Utah incineration facilities which we then acquired as part of the CSD assets into compliance with the MACT regulations. During 2006, we acquired an additional incineration facility located in Arkansas as part of our purchase of all of the membership interests in Teris LLC. Prior to that purchase, Teris LLC had spent in excess of $30 million in order to bring that incinerator into compliance with the MACT standards. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

Stockholder Matters

        Stockholders' equity was $173.2 million at December 31, 2006, or $8.38 per weighted average share outstanding plus potentially dilutive common shares, compared to $115.7 million at December 31, 2005, or $6.53 per weighted average share outstanding. Stockholders' equity increased due to: (i) net income for the year ended 2006 of $46.7 million; (ii) exercise of stock options, stock purchases under the employee stock purchase plan and the tax benefits associated with options that totaled $8.7 million; (iii) the issuance and vesting of restricted stock awards that totaled $1.4 million; (iv) the vesting of share-based awards that totaled 1.4 million; (v) the issuance and vesting of service-based stock option awards that totaled $0.3 million; and (vi) the issuance and vesting of common stock awards that totaled $0.1 million. Partially offsetting these increases to stockholders' equity was a decrease due to the effect of foreign currency translation of $0.6 million, pension liability adjustments of $0.2 million and the payment of dividends on the Series B Preferred Stock of $0.3 million.

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

        Stockholders' equity was $115.7 million at December 31, 2005, or $6.53 per weighted average share outstanding, compared to $11.0 million at December 31, 2004 or $0.78 per weighted average share outstanding. Stockholders' equity increased due to: (i) the profit for the year ended 2005 of

$25.6 million; (ii) exercise of stock options, stock purchases under the employee stock purchase plan and related tax effects that totaled $5.5 million; (iii) the issuance and vesting of restricted stock awards in November 2005 that totaled $0.1 million; (iv) the issuance of 0.4 million shares of common stock in February 2005 upon cashless exercise of previously outstanding warrants; (v) the issuance of 1.6 million shares of common stock in October 2005 upon exercise of previously outstanding warrants for an aggregate of $12.5 million; (vi) the issuance of 2.3 million shares of common stock in December 2005 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $60.2 million; and (vii) the favorable effect of foreign currency translation of $1.3 million. Partially offsetting these increases to stockholders' equity was a decrease due to the dividends declared on the Series B Preferred Stock of $0.3 million and the additional minimum pension liability adjustment of $0.2 million.

        As described in Note 18, "Redemption of Redeemable Series C Preferred Stock and Dividends and Accretion on Preferred Stock," to our financial statements included in Item 8 of this report, on June 30, 2004, we issued warrants to purchase 2.8 million shares of our common stock and paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of our previously outstanding Series C Preferred Stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date of September 10, 2009. As of December 31, 2004, there were 2,775,000 warrants outstanding. On February 11, 2005, warrants for 717,060 shares were exercised in a cashless exercise that resulted in the issuance of 420,571 shares of common stock and cancellation of 296,489 warrants as payment of the exercise price of the issued shares. In October 2005, warrants for an aggregate of 1,559,250 shares were exercised for $12.5 million in cash. As of each of December 31, 2006 and 2005, warrants for 498,690 shares remained outstanding.

        On February 16, 1993, we issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Series B Preferred Stock"), for the acquisition of our Spring Grove facility. The liquidation value of each share of Series B Preferred Stock is the liquidation preference of $50.00 plus accrued but unpaid dividends. Series B Preferred Stock may be converted by the holder into common stock at a conversion rate which, as of December 31, 2006, was equal to $16.45 per share and is subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. We have the option to redeem the Series B Preferred Stock at the liquidation preference plus any accrued but unpaid dividends with no redemption premium. Each share of Series B Preferred Stock entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at our election, a common stock dividend of equivalent value. On October 19, 2004, 42,000 shares of Series B Preferred Stock were converted into 127,680 shares of common stock. On November 29, 2005, 1,000 shares of Series B Preferred Stock were converted into 3,040 shares of common stock. As of each of December 31, 2006 and 2005, we had 69,000 shares of Series B Preferred Stock outstanding.

        Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. During the three years ended December 31, 2006, we paid in cash all dividends on the Series B Preferred Stock except that, because of loan covenant restrictions then in place, we issued 12,531 and 15,255 shares of our common stock, respectively, in payment of the January 15, 2004, and April 15, 2004 dividend requirements.

New Accounting Pronouncements

        Information regarding our assessment of new accounting pronouncements can be found in Note 3, "Significant Accounting Policies," to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data." The most significant of such information is as follows:

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for fiscal years beginning after November 15, 2007. Our management is currently evaluating the effect that adoption of FAS 157 will have on the Company's consolidated financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans ("FAS 158"). This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. FAS 158 requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. We adopted SFAS No. 158 for the December 31, 2006 year end using the prospective method as required by the statement. In accordance with this standard, we recorded the funded status of it's defined benefit pension plan a liability on its Consolidated Balance Sheet with a corresponding offset, net of taxes, recorded in accumulated other comprehensive income within Stockholders' Equity, resulting in an after-tax decrease in equity of $0.2 million. Additionally, FAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. The Company has used a November 30th measurement date. This requirement is effective for fiscal years ending after December 15, 2008.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective beginning in the first quarter of 2008. Management is currently assessing the impact FAS 159 may have on our consolidated financial statements and results of operations.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This bulletin expresses the SEC's views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any impact on our consolidated financial statements and results of operations.

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        Upon adoption, management estimates, to date, that a cumulative effect adjustment to retained earnings of approximately $40 million will recorded to increase reserves for uncertain tax positions, including appropriate interest and penalties. The outcomes of such uncertain tax positions are not considered probable, and as prescribed by SFAS 5 "Accounting for Contingencies", the contingencies were not accrued. However, under the more likely than not criteria of FIN 48, an adjustment to accrue the full amount of the uncertainties is required. The Company believes its tax positions on these matters could result in a more favorable outcome. This estimate is subject to revision as management completes its analysis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at December 31, 2006 (in thousands):

Scheduled Maturity Dates	2007	2008	2009	2010	2011	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$—	$91,518	$91,518
Capital Lease Obligations	1,614	1,176	648	471	110	20	4,039

	$1,614	$1,176	$648	$471	$110	$91,538	$95,557

Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

        In addition to the fixed rate borrowings described in the above table, we had at December 31, 2006 (i) a revolving facility (the "Revolving Facility") which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, and (ii) a $50.0 million synthetic letter of credit facility (the "Synthetic LC Facility") which allows us to have issued up to $50.0 million of additional letters of credit. At December 31, 2006, we had (i) no borrowings and $45.6 million of letters of credit outstanding under the Revolving Facility and (ii) $49.9 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of December 31, 2006, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.

        Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance debt off of our balance sheet. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the years ended December 31, 2006 and 2005, total foreign currency gains were $0.3 million and losses were $0.2 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 23.9% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the years ended December 31, 2006 and December 31, 2005, the U.S. dollar rose approximately 0.7% and fell approximately 4.9%, respectively, against the Canadian dollar resulting in foreign currency gains of $0.4 million and losses of $0.2 million, respectively. The average exchange rate for the years ended December 31, 2006 and December 31, 2005 was 1.14 and 1.21 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $1.6 million and $1.3 million for the years ended December 31, 2006 and December 31, 2005, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by approximately $1.6 million and $1.3 million for the years ended December 31, 2006 and December 31, 2005, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts

        We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 3(x), the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment, effective January 1, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clean Harbors, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Clean Harbors, Inc. and its subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2005

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$73,550	$132,449
Restricted cash	—	3,469
Marketable securities	10,240	—
Accounts receivable, net of allowance for doubtful accounts of $2,530 and $2,419, respectively	169,581	147,659
Unbilled accounts receivable	16,078	7,049
Deferred costs	7,140	4,937
Prepaid expenses and other current assets	9,301	6,411
Supplies inventories	20,101	12,723
Deferred tax assets	9,238	219
Income taxes receivable.	150	1,462
Properties held for sale	7,440	7,670

Total current assets	322,819	324,048

Property, plant and equipment:
Land	15,873	14,677
Asset retirement costs (non-landfill)	1,415	1,032
Landfill assets	11,399	7,599
Buildings and improvements	105,190	95,443
Vehicles	25,192	15,478
Equipment	249,981	199,373
Furniture and fixtures	1,400	2,152
Construction in progress	24,950	9,535

	435,400	345,289
Less—accumulated depreciation and amortization	191,274	166,765

	244,126	178,524

Other assets:
Deferred financing costs	7,206	9,508
Goodwill	19,032	19,032
Permits and other intangibles, net of accumulated amortization of $30,386 and $25,481, respectively	65,743	77,803
Investment in joint venture	2,208	—
Deferred tax assets	6,388	1,715
Other	3,286	3,734

	103,863	111,792

Total assets	$670,808	$614,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in thousands)

	As of December 31,
	2006	2005
Current liabilities:
Uncashed checks	$11,083	$7,982
Current portion of long-term debt	—	52,500
Current portion of capital lease obligations	1,391	1,893
Accounts payable	81,432	71,372
Accrued disposal costs	3,058	3,109
Deferred revenue	29,409	21,784
Other accrued expenses	53,941	49,779
Current portion of closure, post-closure and remedial liabilities	13,707	10,817
Income taxes payable	4,333	4,458

Total current liabilities	198,354	223,694

Other liabilities:
Closure and post-closure liabilities, less current portion of $2,035 and $2,894, respectively	23,520	20,728
Remedial liabilities, less current portion of $11,672 and $7,923, respectively	136,173	139,144
Long-term obligations, less current maturities	120,522	95,790
Capital lease obligations, less current portion	2,648	4,108
Other long-term liabilities	15,609	14,417
Accrued pension cost	796	825

Total other liabilities	299,268	275,012

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.01 par value:
Series B convertible preferred stock: authorized 156,416 shares; issued and outstanding 69,000 and 69,000 shares, respectively (liquidation preference of $3.5 million)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 and 40,000,000 shares, respectively; issued and outstanding 19,685,002 and 19,352,878 shares, respectively	197	194
Additional paid-in capital	151,691	141,079
Accumulated other comprehensive income	8,939	9,745
Restricted stock unearned compensation	—	(1,044)
Accumulated earnings (deficit)	12,358	(34,317)

Total stockholders' equity	173,186	115,658

Total liabilities and stockholders' equity	$670,808	$614,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the years ended December 31,
	2006	2005	2004
Revenues	$829,809	$711,170	$643,219
Cost of revenues (exclusive of items shown separately below)	584,835	512,582	464,838
Selling, general and administrative expenses (including stock-based compensation costs of $3,387 for 2006)	125,039	108,312	104,509
Accretion of environmental liabilities	10,220	10,384	10,394
Depreciation and amortization	35,339	28,633	24,094

Income from operations	74,376	51,259	39,384
Other income (expense)	(447)	611	(1,345)
Loss on refinancing	—	—	(7,099)
Loss on early extinguishment of debt	(8,529)	—	—
Interest (expense), net of interest income of $3,589, $1,403 and $692, respectively	(12,447)	(22,754)	(22,297)

Income before provision for income taxes and equity interest in joint venture	52,953	29,116	8,643
Provision for income taxes	6,339	3,495	6,043
Equity interest in joint venture	(61)	—	—

Net income	46,675	25,621	2,600
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock	276	279	11,798

Net income (loss) attributable to common stockholders	$46,399	$25,342	$(9,198)

Earnings per share:
Basic income (loss) attributable to common stockholders	$2.38	$1.62	$(0.65)
Diluted income (loss) attributable to common stockholders	$2.26	$1.45	$(0.65)
Weighted average common shares outstanding	19,526	15,629	14,099

Weighted average common shares outstanding plus potentially dilutive common shares	20,657	17,717	14,099

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$46,675	$25,621	$2,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,339	28,633	24,094
Loss on refinancings	—	—	7,099
Allowance for doubtful accounts	88	(105)	1,232
Amortization of deferred financing costs	1,498	1,500	2,294
Accretion of environmental liabilities	10,220	10,384	10,394
Changes in environmental estimates	(9,582)	(11,265)	(3,287)
Amortization of debt discount	118	169	77
Deferred income taxes	(6,385)	(1,242)	381
Impairment of assets held for sale	207	281	—
(Gain) loss on sale of fixed assets and assets held for sale	240	(26)	(724)
Stock-based compensation	3,387	56	35
Equity interest in joint venture	(61)	—	—
Write-off of deferred financing costs and debt discount	2,383	—	—
Loss on embedded derivative	—	—	1,590
Foreign currency gain on intercompany transactions	—	—	(88)
Changes in assets and liabilities:
Accounts receivable	(5,000)	(25,983)	(6,058)
Unbilled accounts receivable	(5,663)	(1,562)	4,429
Deferred costs	(2,199)	8	538
Prepaid expenses and other current assets	(1,610)	3,511	(4,781)
Supplies inventories	(2,540)	(2,389)	(1,261)
Other assets	920	(254)	3,714
Accounts payable	(4,674)	(804)	9,249
Accrued disposal costs	(298)	37	910
Deferred revenue	3,907	(387)	(1,086)
Environmental expenditures	(7,605)	(7,243)	(10,305)
Other accrued expenses	(636)	9,655	12,148
Income taxes payable, net	2,653	1,072	(734)

Net cash provided by operating activities	61,382	29,667	52,460

Cash flows from investing activities:
Acquisition of Teris LLC, net of cash acquired	(51,492)	—	—
Additions to property, plant and equipment	(40,668)	(19,455)	(26,343)
Costs to obtain or renew permits	(2,348)	(1,872)	(227)
Cost of restricted investments purchased	—	(3,469)	(4,390)
Proceeds from sales of restricted investments	3,469	—	93,207
Purchases of marketable securities	(55,628)	—	(90,725)
Sales of marketable securities	45,388	16,800	73,925
Proceeds from sales of fixed assets and assets held for sale	2,010	987	2,184
Proceeds from insurance claim	384	3,500	—

Net cash (used in) provided by investing activities	$(98,885)	$(3,509)	$47,631

The accompanying notes are an integral part of these consolidated financial statements.

	For the years ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Change in uncashed checks	$3,128	$1,435	$419
Proceeds from exercise of stock options	2,354	4,470	386
Proceeds from exercise of warrants	—	12,474	—
Excess tax benefit of stock-based compensation	5,239	—	—
Dividend payments on preferred stock	(276)	(279)	(2,187)
Deferred financing costs incurred	(983)	(2,055)	(10,289)
Proceeds from employee stock purchase plan	801	569	487
Payments on capital leases	(2,111)	(1,815)	(1,476)
Principal payments on debt	(58,482)	—	—
Proceeds from term loan	30,000	—	—
Repayment of Subordinated Notes or Subordinated Loans	—	—	(40,000)
Proceeds from issuance of common stock, net	—	60,224	—
Repayments on Senior Loans	—	—	(107,209)
Issuance of Senior Secured Notes	—	—	148,045
Net borrowings (repayments) under revolving credit facility	—	—	(35,168)
Redemption of Series C preferred stock	—	—	(25,000)
Debt extinguishment payments	—	—	(3,420)
Cash paid in lieu of warrants	—	—	(363)

Net cash (used in) provided by financing activities	(20,330)	75,023	(75,775)

Effect of exchange rate change on cash and cash equivalents	(1,066)	187	434

(Decrease) increase in cash and cash equivalents	(58,899)	101,368	24,750
Cash and cash equivalents, beginning of year	132,449	31,081	6,331

Cash and cash equivalents, end of year	$73,550	$132,449	$31,081

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$17,761	$22,888	$13,020
Income taxes paid	5,356	3,455	2,772
Non-cash investing and financing activities:
Stock dividend on preferred stock	$—	$—	$224
Property, plant and equipment accrued	3,600	2,606	1,309
Capital lease obligations	142	2,785	1,847
Restricted stock grant	—	1,100	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Series B Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)	Restricted Stock Unearned Compensation
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)			Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2003	112	$1	13,911	$139	$63,642		$6,452	$—	$(62,538)	$7,696
Net income	—	—	—	—	—	$2,600	—	—	2,600	2,600
Foreign currency translation	—	—	—	—	—	2,215	2,215	—	—	2,215

Comprehensive income	—	—	—	—	—	$4,815	—	—	—	—

Preferred stock dividends:
Series B	—	—	28	—	(182)		—	—	—	(182)
Series C	—	—	—	—	(821)		—	—	—	(821)
Conversion of Series B preferred stock	(42)	—	127	1	(1)		—	—	—	—
Issuance of warrants	—	—	—	—	9,193		—	—	—	9,193
Stock option expense	—	—	—	—	35		—	—	—	35
Exercise of stock options	—	—	173	2	384		—	—	—	386
Employee stock purchase plan	—	—	88	1	486		—	—	—	487
Loss on redemption of Series C preferred stock	—	—	—	—	(9,864)		—	—	—	(9,864)
Accretion of preferred stock discount and issuance costs	—	—	—	—	(707)		—	—	—	(707)

Balance at December 31, 2004	70	$1	14,327	$143	$62,165		$8,667	$—	$(59,938)	$11,038
Net income	—	—	—	—	—	$25,621	—	—	25,621	25,621
Foreign currency translation	—	—	—	—	—	1,306	1,306	—	—	1,306
Minimum pension liability adjustment	—	—	—	—	—	(228)	(228)	—	—	(228)

Comprehensive income	—	—	—	—	—	$26,699	—	—	—	—

Series B preferred stock dividends	—	—	—	—	(279)		—	—	—	(279)
Conversion of Series B preferred stock	(1)	—	3	—	—		—	—	—	—
Exercise of warrants	—	—	1,979	20	12,454		—	—	—	12,474
Issuance of common stock, net of issuance costs of $554	—	—	2,300	23	60,201		—	—	—	60,224
Restricted stock grant	—	—	—	—	1,100		—	(1,100)	—	—
Amortization of unearned compensation	—	—	—	—	—		—	56	—	56
Exercise of stock options	—	—	702	7	4,462		—	—	—	4,469
State tax benefit on exercise of stock options	—	—	—	—	408		—	—	—	408
Employee stock purchase plan	—	—	42	1	568		—	—	—	569

Balance at December 31, 2005	69	$1	19,353	$194	$141,079		$9,745	$(1,044)	$(34,317)	$115,658

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Series B Preferred Stock		Common Stock Number of
							Accumulated Other Comprehensive Income (Loss)	Restricted Stock Unearned Compensation
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)			Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2005	69	$1	19,353	$194	$141,079		$9,745	$(1,044)	$(34,317)	$115,658
Net income	—	—	—	—	—	$46,675	—	—	46,675	46,675
Foreign currency translation	—	—	—	—	—	(638)	(638)	—	—	(638)
Minimum pension liability adjustment (net of deferred taxes of $19)	—	—	—	—	—	35	35	—	—	35
FAS 158 adoption (net of deferred taxes of $113) (note 21)	—	—	—	—	—	—	(203)	—	—	(203)

Comprehensive income	—	—	—	—	—	$46,072	—	—	—	—

Other	—	—	—	—	(6)		—	—	—	(6)
Series B preferred stock dividends	—	—	—	—	(276)		—	—	—	(276)
Stock-based compensation	—	—	41	—	3,387		—	—	—	3,387
Adoption of FAS No. 123(R)	—	—	—	—	(1,044)		—	1,044	—	—
Exercise of stock options	—	—	261	3	2,351		—	—	—	2,354
Tax benefit on exercise of stock options	—	—	—	—	5,399		—	—	—	5,399
Employee stock purchase plan	—	—	30	—	801		—	—	—	801

Balance at December 31, 2006	69	$1	19,685	$197	$151,691		$8,939	$—	$12,358	$173,186

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   OPERATIONS

        Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is managed in two operating segments, Technical Services and Site Services, which provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Mexico and Puerto Rico. The Company's shares of common stock trade on the Nasdaq Global Select Market under the symbol: CLHB. The Company is one of the largest providers of environmental services and the largest operator of hazardous waste treatment facilities in North America. The Company has a network of more than 100 service locations, including 49 active hazardous waste management properties. These properties include six incineration facilities, nine commercial landfills, six wastewater treatment facilities, 20 treatment, storage and disposal facilities ("TSDFs"), and eight locations specializing in PCB management and oil storage and recycling. Some properties offer multiple capabilities. In addition, the Company has 69 service centers, satellite and support locations and corporate and regional offices. These properties are located in 36 states, six Canadian provinces, Mexico and Puerto Rico.

(2)   ACQUISITION

        On August 18, 2006, the Company purchased, all of the membership interests in Teris LLC, a Delaware limited liability company ("Teris"). The results of Teris operations have been included in the consolidated financial statements since that date. The purchase price was subject to post-closing adjustments based upon the amount by which Teris' net working capital as of the closing date exceeded or was less than $10.3 million and the amount by which capital spending incurred year-to-date by Teris exceeded or was less than the budgeted spending. Any adjustments to such estimate will result in a reduction or increase in the purchase price. In connection with this acquisition and the related financing described below (collectively, the "acquisition"), the Company incurred transaction expenses for due diligence and legal of $1.9 million, thus resulting in a total purchase price for Teris of $51.5 million.

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

        The primary reasons for the acquisition of Teris were: (i) to strengthen the Company's disposal capabilities and geographic reach, particularly in the Southeast region of the United States, and (ii) the Company's belief that the acquisition will result in cost savings by allowing the Company to treat hazardous waste internally. The Company previously paid Teris to dispose of certain hazardous waste.

        In order to finance the acquisition and pay the related transaction expenses, the Company utilized $24.6 million of available cash and borrowed $30.0 million through a term loan issued under the Company's existing credit agreement.

        Under the purchase method of accounting, the total estimated purchase price is allocated to Teris' net tangible assets based on estimated fair values as of the completion of the acquisition. The purchase price and related allocation is preliminary and may be revised as a result of any adjustments made to the purchase price related to final negotiation of the amount by which working capital is less than

$10.3 million. The calculation of the estimated purchase price and the allocation of such amount to the assets acquired and liabilities assumed is as follows:

Acquired Assets and Liabilities as Recorded (in thousands)
Cash consideration	$52,700
Estimated acquisition costs	1,894
Receivable due from the seller for estimated purchase price adjustments	(3,095)

Total purchase price	$51,499

Current assets	$26,615
Property, plant & equipment	54,031
Other assets	451
Investment in joint venture	2,146
Current closure, post-closure and remedial liabilities	(2,963)
Other current liabilities	(22,387)
Closure, post-closure and remedial liabilities, long term	(6,394)

Net assets acquired	$51,499

        An estimate of $12.8 million has been calculated as negative goodwill, which represent the excess of the fair value of the net assets acquired and liabilities assumed over the purchase price. In accordance with SFAS No. 141, negative goodwill has been proportionally allocated to property, plant and equipment ($12.3 million) and the investment in joint venture ($0.5 million).

        As of the acquisition, the Company had accrued expenses of $2.1 million related to Teris severance and relocation, $0.3 million in lease termination costs associated with the closure of five of Teris' leased properties and $0.1 million accrued for contract termination costs. These costs were accounted for under Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and were recognized as liabilities assumed in the acquisition.

        The following unaudited pro forma summary presents information as if Teris had been acquired at the beginning of the periods presented with financing obtained as described above and assumes that there were no other changes in the Company's operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Teris been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

(dollars in thousands, except share data)	For the year ended December 31, 2006	For the year ended December 31, 2005
Pro forma revenues	$888,982	$805,676
Pro forma net income (loss) available to common stockholders	$39,486	$(38,203)
Pro forma basic earnings per share	$2.02	$(2.44)
Pro forma diluted earnings per share	$1.92	$(2.44)

        On January 3, 2007, Ensco Caribe, Inc., a Puerto Rico corporation ("Ensco Caribe") then owned 50% by Teris (under its new name Clean Harbors El Dorado, LLC ("CH El Dorado")) and 50% by Ochoa Industrial Sales Corporation ("Ochoa"), redeemed the 50% stock ownership of Ochoa for $3.0 million, of which $300,000 was placed in escrow for a period of 14 months as security for the representations and warranties of Ochoa. Immediately after the redemption, Ensco Caribe was 100% owned by CH El Dorado, the name "Ensco Caribe, Inc." was changed to "Clean Harbors Caribe, Inc.", and the Puerto Rico operations of Clean Harbors Environmental Services, Inc. were transferred to Clean Harbors Caribe, Inc.

(3)   SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements of the Company reflect the application of certain significant accounting policies as described below:

  (a) Principles of Consolidation

        The accompanying consolidated statements include the accounts of Clean Harbors, Inc. and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  (b) Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. Revenue is recognized net of estimated allowances. The Company records a provision for revenue allowances based on historical experience.

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

  (f) Segment Information

        The Company's operations are managed in two segments: Technical Services and Site Services. The Company operates within the United States, Puerto Rico, Canada and Mexico and no individual customer accounts for more than 5% of revenues.

  (g) Cash, Cash Equivalents and Uncashed Checks

        The Company considers all highly liquid instruments purchased with maturities of less than three months to be cash equivalents.

        The Company's cash management program with its revolving credit lender allows for the maintenance of a zero balance in the U.S. bank disbursement accounts that are used to issue vendor and payroll checks. The checks are covered from cash, at the Company's discretion, deposited into such accounts or from availability under the revolving line of credit when the checks are presented for payment. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided by other accounts, or under the terms of the Company's revolving credit facility. As such checks that have been written to vendors or employees but have not yet been presented for payment at the Company's bank, are classified as uncashed checks and added back to cash balances.

  (h) Marketable Securities

        As of December 31, 2006, the Company held $10.2 million in marketable securities, which consist primarily of readily marketable auction bond securities and which are held for working capital purposes. Accordingly, the Company has classified its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax reported as a component of stockholders' equity. The Company determines the appropriate classification of its marketable securities at the time of purchase.

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

  (l) Properties Held for Sale

        As part of its plan to integrate the business activities of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. into its operation, the Company determined that certain acquired properties were no longer needed for its operations. The Company decided to sell these acquired properties; accordingly, the acquired surplus properties were transferred to properties held for sale. From time to time the Company identifies properties that are no longer needed for its operations. These properties are transferred to properties held for sale at the lower of their net book value or current estimated market value less estimated selling costs when they meet the following criteria: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition, subject only to conditions that are usual and customary for the sale of such assets; (iii) we are actively searching for a buyer; (iv) the assets are being marketed at a price that is reasonable in relation to their current fair value; (v) actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn; and (vi) the sale is probable and the transfer is expected to qualify for recognition as a completed sale within one year. The Company cannot provide assurance that such sales will be completed within that period or that the proceeds from properties held for sale will equal their adjusted carrying value. As of December 31, 2006 there are six properties classified as properties held for sale.

  (m) Property, Plant and Equipment

        Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary repair or maintenance nature, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. In addition, the Company capitalizes applicable interest costs associated with partially-constructed assets, primarily included in landfill assets. Interest in the amount of $0.7 million and $0.1 million was capitalized to fixed assets during the years ended December 31, 2006 and 2005, respectively. No interest was capitalized in 2004. Depreciation and amortization expense was $28.2 million, $23.3 million and $19.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For the year ended December 31, 2006 the Company recorded a $0.6 million impairment charge related to long-lived assets at the Plaquemine, LA facility. For the years ended December 31, 2005 and 2004, the Company recorded no impairment charge related to long-lived assets. However, if conditions in the industry were to deteriorate significantly, the Company could determine that certain of its assets were impaired and the Company would then be required to write-off all or a portion of the costs for such assets. Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill assets which are depreciated on a units-of-consumption basis. Leasehold improvements are capitalized and amortized over the shorter of the life of the lease or the asset.

        The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Capitalized software	3 years
Buildings and building improvements	2-40 years
Land improvements	5 years
Leasehold improvements	2-10 years
Vehicles	3-10 years
Equipment	3-10 years
Furniture and fixtures	5-8 years

        Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in other income (expense).

  (n) Goodwill and Intangible Assets

        Goodwill, permits and cutomer profile database are stated at cost. Permits are amortized over periods ranging from 5 to 30 years. Permits relating to landfills are amortized on a consumption unit basis. All other permits are amortized on a straight line basis. Permits consist of the value of permits acquired through acquisition and environmental cleanup costs that improve facilities, as compared with the condition of that property when originally acquired. The customer profile database is amortized over five years.

        Amortization expense was $7.1 million, $5.3 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") requires that an impairment in the carrying value of long-lived assets be recognized when the expected future undiscounted cash flows derived from the assets are less than its carrying value. For the year ended December 31, 2006, the Company recorded a $2.0 million impairment charge related to the Plaquemine, LA facilitity (see Note 9, "Legal Proceedings"). There were no impairment charges during the years ended December 31, 2005 and 2004.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded no amortization cost related to goodwill for the years ended December 31, 2006, 2005 and 2004. On an annual basis as of December 31, the Company performs goodwill impairment tests by comparing the book value of goodwill to its implied fair value. The implied fair value of goodwill is assigned to all three reporting unit's; Technical Services, Site Services and Facilities. The Company incurred no impairment of goodwill as a result of the annual goodwill impairment tests in 2006, 2005 and 2004, using the criteria set forth under SFAS No. 142.

  (o) Leases

        The Company leases rolling stock, equipment, real estate and office equipment under operating leases. Certain real estate leases contain rent holidays and rent escalation clauses. Most of the Company's real estate lease agreements include renewal periods at the Company's option. For its operating leases, the Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased assets.

  (p) Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt instrument. Amortization expense is included in interest expense in the statements of operations.

  (q) Fair value of Financial Instruments

        The fair value of the Company's debt is based on quoted market price. (See Note 8, "Financing Arrangements").The estimated fair value of cash and cash equivalents, restricted cash, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. The fair value of marketable securities, which consist of auction rate securities, is par value, at which they trade. The Company is not aware of any factors that would significantly affect the estimated fair values.

  (r) Closure and Post-closure Costs

        Closure and post-closure costs incurred are increased for inflation (2.17% and 2.16% for closure and post-closure liabilities incurred in the years ended December 31, 2006 and 2005, respectively). The Company uses an inflation rate published by the U.S. Department of Labor, Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at the Company's credit-adjusted risk-free interest rate (9.25% and 10.25% for closure and post-closure liabilities incurred in the years December 31, 2006 and 2005, respectively). For the asset retirement obligations incurred in the years ended December 31, 2006 and 2005, the Company estimated its credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of its 11.25% Senior Secured Notes then outstanding by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30-year U.S. Treasury Bond. Under SFAS No. 143, Accounting for Asset Retirement Obligations, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Prior to the adoption of SFAS No. 143, the Company accrued the cost of financial assurance relating to both landfill and non-landfill closure and to both landfill and non-landfill post-closure care, as required, under SFAS No. 5, Accounting for Contingencies. Under SFAS No. 143, financial assurance is no longer included as a component of closure or post-closure costs. SFAS No. 143 requires the cost of financial assurance to be expensed as incurred, and SFAS No. 143 requires the cost of financial assurance to be considered in the determination of the credit-adjusted risk-free interest rate. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

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

        Landfill final closure and post-closure liabilities—The Company has material financial commitments for the costs associated with requirements of the U.S. Environmental Protection Agency (the "EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company's engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

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

        Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company's Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2006, there were four unpermitted expansions included in the Company's landfill accounting model, which represented 37.1% of the

Company's remaining airspace at that date. Of these expansions, one represents an exception to the Company's established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed and approved this exception for the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because the Company determined that the airspace was highly probable even though the permit application would not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. At December 31, 2006, this still represents an exception to the Company's criteria. Had the Company not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the years ended December 31, 2006, 2005 and 2004 would have been higher by $646 thousand, $576 thousand and $439 thousand, respectively.

        As of December 31, 2006, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name		Remaining Lives (Years)
	Location		Permitted	Unpermitted	Total
Altair	Texas	24	—	1,197	1,197
Buttonwillow	California	42	9,496	—	9,496
Deer Park	Texas	21	493	—	493
Deer Trail	Colorado	49	481	—	481
Grassy Mountain	Utah	22	568	1,366	1,934
Kimball	Nebraska	21	449	—	449
Lambton	Ontario	49	798	7,847	8,645
Lone Mountain	Oklahoma	16	1,260	—	1,260
Ryley	Alberta	22	976	—	976
Sawyer	North Dakota	15	377	—	377
Westmorland	California	66	2,732	—	2,732

			17,630	10,410	28,040

        The Company had 2.9 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2006. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

        The following table presents the remaining highly probable airspace from January 1, 2004 through December 31, 2006 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at January 1, 2004	29,031
Addition of highly probable airspace	141
Consumed during 2004	(780)
Change in estimate	62

Remaining capacity at December 31, 2004	28,454
Addition of highly probable airspace	1,200
Consumed during 2005	(653)

Remaining capacity at December 31, 2005	29,001
Addition of highly probable airspace	—
Consumed during 2006	(961)

Remaining capacity at December 31, 2006	28,040

        Changes to landfill assets for the year ended December 31, 2006 were as follows (in thousands):

	Balance at January 1, 2006	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at December 31, 2006
Landfill Assets	$7,599	$1,480	$3,721	$(1,399)	$(2)	$11,399

        Changes to landfill assets for the year ended December 31, 2005 were as follows (in thousands):

	Balance at January 1, 2005	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at December 31, 2005
Landfill Assets	$6,396	$903	$4,116	$(4,007)	$191	$7,599

        No new airspace was added in 2006. In 2005, a reduction in closure and post-closure liabilities arose as a result of the Company increasing its highly probable landfill airspace. After acquiring landfills as part of the CSD assets from Safety-Kleen in 2002, Clean Harbors' management identified new business opportunities that made possible the expansion, and further utilization of the assets. The resulting increase in airspace was accounted for by reducing landfill retirement liabilities (due to delaying the timing of the closure and post-closure expenditures) and by correspondingly reducing landfill assets by $4.0 million for the year ended December 31, 2005.

        Rates used to amortize landfill assets are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and are recalculated each year. During the years ended December 31, 2006, and 2005, landfill assets were depreciated at average rates of $2.55 and $1.19 per cubic yard, respectively. The increase in the amortization rate resulted primarily from an increase in cell closure cost estimates based on a re-evaluation of the landfill closure liabilities.

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

  (s) Remedial Liabilities

        Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. SFAS No. 143 applies to asset retirement obligations that arise from normal operations. Almost all of the Company's remedial liabilities were assumed as part of the acquisition in 2002 of the CSD assets from Safety-Kleen and the acquisition in 2006 of Teris LLC, and the Company believes that the remedial obligations did not arise from normal operations.

  Discounting of Remedial Liabilities

        Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. The Company's experience has been that the timing of the payments is not usually estimable and therefore, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the respective acquisition dates, the Company recorded the remedial liabilities assumed as part of the acquisition of the CSD assets and Teris LLC at their fair value, which was calculated by inflating costs in current dollars using an estimate of future inflation rates as of the acquisition date until the expected time of payment, then discounting the payment to its present value using a risk-free discount rate as of the acquisition date. Subsequent to the acquisition, discounts were and will be applied to the environmental liabilities as follows:

  •
  Remedial liabilities assumed relating to the acquisition of the CSD assets and Teris LLC are and will continue to be inflated using the inflation rate at the time of acquisition (2.4% and 2.17%,

    respectively) until the expected time of payment, then discounted at the risk-free interest rate at the time of each acquisition (4.9%).

  •
  Remedial liabilities incurred subsequent to the acquisitions and remedial liabilities of the Company that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liabilities, which is usually neither increased for inflation nor reduced for discounting.

  Claims for Recovery

        The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2006 and 2005, the Company had recorded no such claims.

  (t) Accumulated Other Comprehensive Income

        At December 31, the components of Accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders' Equity, were as follows (in thousands):

	December 31,
	2006	2005	2004
Cumulative translation adjustment of foreign currency statements	$9,335	$9,973	$8,667
Minimum pension liability adjustment (net of deferred taxes)	(193)	(228)	—
FAS 158 adoption (net of deferred taxes)	(203)	—	—

	$8,939	$9,745	$8,667

  (u) Foreign Currency

        Foreign subsidiary balances are translated according to the provisions of SFAS No. 52, Foreign Currency Translation. We have operations in both Canada and Mexico. The functional currency of each foreign subsidiary is its respective local currency. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of the foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date.

  (v) Letters of Credit

        The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2006 and

2005, the Company had outstanding letters of credit amounting to $95.5 million and $89.2 million, respectively.

  (w) Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which are evaluated on an on-going basis, that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.

  (x) Stock Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions in their financial statements. That cost is measured based upon the fair value of the equity or liability instruments issued and is recognized over the service period. The Company adopted SFAS No. 123(R) using the modified prospective method, which results in recognition of compensation expense for all share based awards granted or modified after December 31, 2005. Outstanding prior awards that were unvested as of January 1, 2006 are recognized as compensation cost, using the provisions of SFAS 123, over the remaining requisite service period. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for periods prior to the date of adoption to illustrate the effect on net income and earning per share of applying the fair value recognition provisions of SFAS No. 123. See Note 20, "Stock-Based Compensation," for further detail.

        Prior to the adoption of SFAS No. 123(R), the Company included all tax benefits associated with equity-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit assocated with compensation expense (excess tax benefits) to be classified as financing cash flows. The Company included $5.2 million of excess tax benefits in our cash flows from financing activities for the year ended December 31, 2006.

  (y) Reclassifications

        Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 2006 presentation.

  (z) New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.

FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for fiscal years beginning after November 15, 2007. Management is evaluating the effect that adoption of FAS 157 will have on the Company's consolidated financial position and results of operations

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans ("FAS 158"). This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. FAS 158 requires prospective application, and the recognition and disclosure requirements were effective for companies with fiscal years ending after December 15, 2006. Additionally, FAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008.

        The Company adopted SFAS No. 158 on December 31, 2006 as required by the statement. Accordingly, Clean Harbors recorded an additional pension liability, with a corresponding deferred loss adjustment to Accumulated other comprehensive income.

        The following table shows the effects of adopting SFAS No. 158 at December 31, 2006 on individual line items in the Consolidated Balance Sheet at December 31, 2006 (in thousands):

	Before application of SFAS 158	Adjustments	After application of SFAS 158
Other liabilities
Accrued pension costs	$479	$317	$796
Deferred taxes, net	15,513	113	15,626
Accumulated other comprehensive income	9,142	(203)	8,939
Total stockholders' equity	173,389	(203)	173,186

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option For Financial Assets and Financial Liabilities (FAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective beginning in the first quarter of 2008. Management is currently assessing the impact FAS 159 may have on the Company's consolidated financial statements and results of operations.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This bulletin expresses the SEC's views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company's consolidated financial statements and results of operations.

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        Upon adoption, management estimates, that a cumulative effect adjustment to retained earnings of approximately $40 million will be necessary to increase reserves for uncertain tax positions, including appropriate interest and penalties. The outcomes of such uncertain tax positions are not considered probable and, as prescribed by SFAS 5 "Accounting for Contingencies", the contingencies were not accrued. However, under the more likely than not criteria of FIN 48, an adjustment to accrue the full amount of the uncertainties is required. The Company believes its tax positions on these matters could result in a more favorable outcome. This estimate is subject to revision as management completes its analysis.

(4)   RESTRICTED CASH

        The Company was required in accordance with certain terms of the Company's Loan and Security Agreement dated June 30, 2004 to post cash collateral. The entire restricted cash balance as of December 31, 2005 was released on January 12, 2006.

(5)   MARKETABLE SECURITIES

        As of December 31, 2006, the Company held $10.2 million in marketable securities, which consisted primarily of auction bond securities readily marketable. The Company classified these investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders' equity. For the year ended December 31, 2006, the Company had no unrealized gain or loss on these securities. The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date.

(6)   INTANGIBLE ASSETS

        Below is a summary of amortizable intangible assets at December 31, 2006 and 2005 (in thousands):

	2006			2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$91,193	$26,092	$65,101	$98,348	$22,153	$76,195
Customer Profile Database	4,936	4,294	642	4,936	3,328	1,608

	$96,129	$30,386	$65,743	$103,284	$25,481	$77,803

        Below is a summary of the expected amortization for intangible assets for the years ending December 31, (in thousands):

Expected Amortization
2007	$4,657
2008	4,028
2009	3,604
2010	3,379
2011	3,379
Thereafter	46,696

$65,743

        Amortization expense was $7.1 million, $5.3 million, and $4.8 million, for the years 2006, 2005, and 2004, respectively.

(7)   OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in thousands):

	2006	2005
Insurance	$10,250	$8,666
Interest	4,769	8,103
Accrued compensation and benefits	19,538	13,707
Other items	19,384	19,303

	$53,941	$49,779

(8)   FINANCING ARRANGEMENTS

        The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2006	December 31, 2005
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company's assets within the United States except for accounts receivable (maturity date of July 15, 2012)	$91,518	$150,000
Term Loan	30,000	—
Less unamortized issue discount	(996)	(1,710)
Less obligations classified as current	—	(52,500)

Long-term obligations	$120,522	$95,790

        The Company issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and a $50.0 million synthetic letter of credit facility (the "Synthetic LC Facility") on December 1, 2005, under an amended and restated loan and security agreement (the "Amended Credit Agreement") which the Company then entered into with the lenders under the Company's loan and security agreement dated June 30, 2004 (the "Original Credit Agreement"). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the

Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which the Company may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement (and further increased to $60.0 million in July 2006); (iii) the Synthetic LC Facility was decreased from $90.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement; (iv) a provision allowing the Company to borrow up to $60.0 million in term loans (on terms subsequently to be established) was added; and (v) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (and further reduced to 2.85% on January 12, 2006 as described below). On August 18, 2006, in order to finance a portion of the purchase price for the Company's acquisition of Teris LLC, the Company and the lenders under the Amended Credit Agreement entered into a Term Loan Supplement to the Amended Credit Agreement which provided for a $30.0 million term loan to the Company (the "Term Loan") with a maturity date of December 1, 2010.

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

        The Senior Secured Notes are secured by a second-priority lien on the assets of the Company and its U.S. subsidiaries that secure the Company's reimbursement obligations under the Synthetic LC Facility on a first-priority basis (as described below); provided that the assets which secure the Senior Secured Notes do not include any capital stock, notes, instruments, other equity interests of any of the Company's subsidiaries, accounts receivable, and certain other excluded collateral as provided in the Indenture. The Senior Secured Notes are jointly and severally guaranteed on a senior secured second-lien basis by substantially all of the Company's existing and future U.S. subsidiaries. The Senior Secured Notes are not guaranteed by the Company's foreign subsidiaries.

        As discussed in Note 19, "Stockholders' Equity," the Company issued on December 13, 2005, 2.3 million shares of common stock upon the closing of a public offering. As required by the Indenture, the Company provided on December 13, 2005 to the holders of the Senior Secured Notes a 30-day notice of redemption for a portion of the Senior Notes. On January 12, 2006, the Company used the net proceeds from that offering, together with a portion of the $12.5 million of proceeds received in October 2005 from the exercise of its previously outstanding common stock purchase warrants, to redeem $52.5 million principal amount of outstanding Senior Secured Notes and pay a prepayment penalty and accrued interest through the redemption date. The $52.5 million principal amount of the Senior Secured Notes which were redeemed on January 12, 2006, was classified as a current liability as of December 31, 2005. In connection with such redemption, the Company recorded to loss on early extinguishment of debt, an aggregate of $8.3 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $5.9 million prepayment penalties required by the Indenture in connection with such redemptions.

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

        Excess Cash Flow for the twelve months ended June 30, 2006 was $36.0 million. Accordingly, the Company offered, on September 20, 2006, to repurchase up to $17.3 million principal amount of the Senior Secured Notes at a price equal to 104% of the principal amount thereof, plus accrued interest. This offer was accepted by holders of $6.0 million principal amount of Senior Secured Notes, and the Company therefore repurchased such Senior Secured Notes on October 24, 2006 for a total price of $6.4 million (including $424 thousand of accrued interest). No portion of the Company's Excess Cash Flow earned through June 30, 2006 is required to be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture's requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

        The fair value of the Senior Secured Notes at December 31, 2006 and 2005 was $98,376,000 and $161,052,000, respectively

        Revolving Facility.    The Revolving Facility allows the Company to borrow up to $70.0 million in cash, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for the Company and its U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for the Company's Canadian subsidiaries and (ii) a line for the Company's Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that the lender will issue at the Company's request up to $60.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings available under the Revolving Facility. At December 31, 2006 the Company had no borrowings outstanding and $45.6 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $24.4 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan) or the Eurodollar rate plus 1.50%. The Company is required to pay monthly letter of credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

        Synthetic LC Facility.    The Synthetic LC Facility provides that the issuing bank will issue up to $50.0 million of letters of credit at the Company's request. The Synthetic LC Facility is collateralized with a first-priority lien (second-priority as to receivables) on substantially all of the assets of the Company and its U.S. subsidiaries. Under the Amended Credit Agreement, the Company was required to pay a quarterly participation fee at the annual rate of 3.10% on the $50.0 million facility. Following the redemption of $52.5 million of Senior Secured Notes on January 12, 2006, the annual rate of the quarterly participation fee was reduced to 2.85%. The Company is also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At December 31, 2006 letters of credit outstanding under the Synthetic LC facility were $49.9 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

        Term Loan.    The $30.0 million Term Loan was issued on August 18, 2006 under the Amended Credit Agreement, and by a Term Loan Supplement. The Term Loan will mature on December 1, 2010, which is the expiration date of the Revolving Facility and the Synthetic LC Facility. The Term Loan bears interest, at the Company's option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. The Term Loan is considered an outstanding obligation under the Synthetic LC Facility. Accordingly the term loan has the same benefits as the Synthetic LC Facility including, without limitation, the financial covenants described below. In the event of a default under the Term Loan, the Term Loan Lenders, acting through the LC Facility Agent, will have, along with the LC Facility Lenders, the right to exercise their rights as first-priority lien holders (second as to accounts receivable) on substantially all of the assets of the Company and its U.S. subsidiaries.

        Under the Amended Credit Agreement, the Company was required to maintain a maximum Leverage Ratio (as defined below) of no more than 2.40 to 1.0 for the quarter ended December 31, 2006. The maximum Leverage Ratio then reduces to no more than 2.35 to 1.0 for the quarters ending March 31, 2007 through December 31, 2007, and to no more than 2.30 to 1.0 for the quarters ending March 31, 2008 through December 31, 2008, and 2.25 to 1.0 for each succeeding quarter. The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. The Company was in compliance with this covenant at December 31, 2006.

        The Company is also required to maintain a minimum Interest Coverage Ratio (as defined below) of not less than 2.85 to 1.0 for the quarters ending December 31, 2006 through December 31, 2007, and of not less than 3.00 to 1.0 for each succeeding quarter. The Interest Coverage Ratio is defined as the ratio of the Company's Consolidated EBITDA to its consolidated interest expense for the latest four-quarter period. The Company was in compliance with this covenant at December 31, 2006.

        The Company is also required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for each four-quarter period if, at the end of such four-quarter period, the Company has greater than $5.0 million of loans outstanding under the Revolving Facility. At December 31, 2006, the Company had no loans outstanding under the Revolving Facility.

        In accordance with Emerging Issue Task Force Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements," the Company capitalized and will amortize the costs of the amendment over the five-year term of the Amended Credit Agreement.

(9)   LEGAL PROCEEDINGS

        The Company's waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At December 31, 2006, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and/or from the Company's waste treatment, storage and disposal facilities.

  Legal Proceedings Related to Acquisition of CSD Assets

        Effective September 7, 2002 (the "Closing Date"), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the "Sellers") substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. The Company purchased the CSD assets pursuant to a sale order (the "Sale Order") issued by the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets for two reasons as described below. As of December 31, 2006, the Company had reserves of $25.1 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company's estimated potential liabilities in connection with such legal proceedings. The Company also estimates that it is "reasonably possible" as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such total liabilities could be up to $3.1 million greater than such $25.1 million. Because all of the Company's reasonably possible additional losses relating to legal liabilities relate to remedial liabilities, the reasonably possible additional losses for legal liabilities are reflected in the tables of reasonably possible additional losses under the heading "Environmental liabilities, including Superfund liabilities" in Note 11, "Remedial Liabilities." The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company's legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 11, "Remedial Liabilities." During 2006, legal proceedings reserves included in environmental liabilities were decreased by $9.2 million, primarily because of certain recent developments described below under "Marine Shale Processors."

        The first reason for the Company becoming subject to certain legal proceedings which are now either pending or threatened in connection with the acquisition of the CSD assets is that, as part of the CSD assets, the Company acquired all of the outstanding capital stock of certain Canadian subsidiaries (the "CSD Canadian Subsidiaries") formerly owned by the Sellers (which subsidiaries were not part of the Sellers' bankruptcy proceedings), and the Company therefore became subject to the legal proceedings (which include the Ville Mercier Legal Proceedings described below) in which the CSD Canadian Subsidiaries were then and are now involved. The second reason is that, as part of the purchase price for the CSD assets, the Company agreed with the Sellers that it would indemnify the Sellers against certain current and future liabilities of the Sellers under applicable federal and state environmental laws including, in particular, the Sellers' share of certain cleanup costs payable to governmental entities under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund Act") or analogous state Superfund laws. As described below, the Company and the Sellers are not in complete agreement at this time as to the scope of the Company's indemnity obligations under the Sale Order and the Acquisition Agreement with respect to certain Superfund liabilities of the Sellers.

        The principal legal proceedings which are now either pending or threatened related to the Company's acquisition of the CSD assets are as follows. While, as described below, the Company has established reserves for certain of these matters, there can be no guarantee that any ultimate liability the Company may incur for any of these matters will not exceed (or be less than) the amount of the current reserves or that it will not incur other material expenditures.

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

        Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company's review of likely settlement possibilities, the Company anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At December 31, 2006 and 2005, the Company had accrued $11.2 million and $11.0 million, respectively, for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

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

        Federal and state Superfund laws generally impose strict, and in certain circumstances, joint and several liability for the costs of cleaning up Superfund sites not only upon the owners and operators of such sites, but also upon persons or entities which in the past have either generated or shipped hazardous wastes which are present on such sites. The Superfund laws also provide for liability for damages to natural resources caused by hazardous substances at such sites. Accordingly, the Superfund laws encourage PRPs to agree to share in specified percentages of the aggregate cleanup costs for Superfund sites by entering into consent decrees, settlement agreements or similar arrangements. Non-settling PRPs may be liable for any shortfalls in government cost recovery and may be liable to other PRPs for equitable contribution. Under the Superfund laws, a settling PRP's financial liability could increase if the other settling PRPs were to become insolvent or if additional or more severe contamination were discovered at the relevant site. In estimating the amount of those Sellers' liabilities at those Superfund sites where one or more of the Sellers has been designated as a PRP and as to which the Company believes that it has potential liability under the Acquisition Agreement and the Sale Order, the Company therefore reviewed any existing consent decrees, settlement agreements or similar arrangements with respect to those sites and the Sellers' negotiated volumetric share of liability (where applicable), and also took into consideration the Company's prior knowledge of the relevant sites and the Company's general experience in dealing with the cleanup of Superfund sites.

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

        The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana ("BR Facility") undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the U.S.Environmental Protection Agency (the "EPA") pursuant to the Superfund Act concerning the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil's Swamp on the National Priorities List for further investigations and possible remediation. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company's ongoing corrective actions at the BR Facility may be sufficient to address the EPA's concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. The Company cannot now estimate the Company's potential liability for Devil's Swamp; accordingly, the Company has accrued no liability for remediation of Devil's Swamp beyond what was already accrued pertaining to the ongoing corrective actions and amounts sufficient to cover certain estimated legal fees and related expenses.

        Marine Shale Processors.    Beginning in the mid-1980s and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana ("Marine Shale"), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act ("RCRA") and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. ("RPI"). In accordance with a court order authorizing the movement of this material to this offsite location, all of the materials located at RPI comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the RPI site.

        Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. Based on a plan to settle obligations that was established at the time of the Company's acquisition of the CSD assets in 2002, the Company obtained more complete information as to the potential status of the Marine Shale facility and the RPI site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the RPI site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company's estimate of the Sellers' proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. In September 2006, following a public notice and comment period, the EPA and the Louisiana Department of Environmental Quality (the "LDEQ") obtained final federal court approval of a settlement that addressed the remediation of the RPI site with one PRP agreeing to implement and complete the remedial measures required to remediate the RPI site to the satisfaction of these regulatory agencies. The remedial measures require that PRP to consolidate, level, and install a man-made engineered containment cap on the RPI site, and to monitor the site, pursuant to a timetable and schedule specified in the consent decree, at the sole expense of that PRP. That PRP also agreed to pay $200 thousand towards the eventual cleanup of the Marine Shale former incinerator site. As a result of this settlement and change in circumstances, the Company reflected a change in estimate by recording a $10.3 million decrease in the reserves which the Company had established with respect to those potential liabilities in connection with the Company's acquisition of the CSD assets. This reduction was recorded to selling, general and administrative expenses during the fiscal quarter ended September 30, 2006. As at December 31, 2006, the amount of the Company's remaining reserves relating to the Marine Shale facility and the RPI site was $3.5 million.

        On December 24, 2003, the Sellers' plan of reorganization became effective under chapter 11 of the Bankruptcy Code. If the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or (notwithstanding the settlement reached in 2006) the RPI site as a Superfund site or sites, the Sellers might assert that they are not responsible for potential cleanup costs associated with such site or sites, and the Company might assert that under the Sale Order the Company is not obligated to pay or reimburse cleanup and related costs associated with such site or sites. The Company cannot now provide assurances with respect to any such matters which, in the event the EPA or the LDEQ were in the future to designate the Marine Shale facility and/or the RPI site as a Superfund site or sites, would need to be resolved by future events, negotiations and, if required, legal proceedings.

        Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers' share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the "Listed Third Party Sites"). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company's acquisition of the CSD assets in September 2002, the Sellers' cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to two of those 29 Listed Third Party Sites, certain developments have occurred since the Company's purchase of the CSD assets as described in the following three paragraphs. Of the remaining Listed Third Party Sites, the Company, on behalf of the Sellers are contesting with the governmental entities and PRP groups involved the liability at two sites: have settled the Sellers' liability at two sites, and plan to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to all of the 35 Listed Third Party Sites, the Company had reserves of $4.9 million at December 31, 2006 and $4.2 million at December 31, 2005.

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

        In October 2005, the Bankruptcy Court granted the PRPs' motion to dismiss the count of the Company's complaint seeking sanctions against them for contempt, but the remaining counts of the Company's complaint seeking declaratory relief remain to be resolved. In November 2005, the PRPs filed a counterclaim for declaratory relief that the Company is liable to them for the Seller's obligations to them. On March 22, 2006, the PRPs moved for summary judgment on all counts, but the Court declined to grant that motion on July 24, 2006, and requested that the parties confer about setting a status conference to establish a trial date. At a status conference held on February 14, 2007, the parties and the Court agreed that all pre-trial discovery would be concluded by May 15, 2007, and the matter scheduled for trial beginning on June 27, 2007.

        With respect to a second of the 35 Listed Third Party Sites (the "Breslube-Penn Site"), which is located in Moon Township, Allegheny County, Pennsylvania, the EPA brought suit in 1997 in the U.S. District Court for the Western District of Pennsylvania against a large number of PRPs for recovery of the EPA's response costs in connection with that site. The named defendants are alleged to be jointly and severally liable for the remediation of the site and all response costs associated with the site. One of the Sellers, GSX Chemical Services of Ohio ("GSX"), was a named defendant in the original complaint. In August or September 2006, the EPA filed an amended complaint naming the Company as defendant, alleging that the Company was the successor in interest to the liability of GSX. The Company has filed an answer to the government's complaint, but at this time the Company is uncertain as to what, if any, liability the Company may have. The Company understands the EPA plans to submit in the near future an amended case management order that will clarify the procedural steps required to bring the case to resolution. Typically, liability among PRPs is allocated according to volumetric estimates of each PRP's contribution to the overall contamination at the site, with the larger liability PRPs typically forming a work group to oversee and pay for the response, and liability is also typically classified for certain PRPs as "de minimis" in order to encourage expeditious economic contributions from the smaller liability PRPs. At this time, the Company is uncertain which classification it will fall under, and the Company also does not have sufficient information to predict the total alleged liability of all of the PRPs.

        By letters to the Company dated between September 2004 and May 2006, the Sellers identified, in addition to the 35 Listed Third Party Sites, five additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such five additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any) which the Sellers may incur in connection with such additional sites. The Company intends to assist the Sellers in providing information now in the Company's possession with respect to such five additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those five additional sites, the Company may have some liability independently of the Sellers'

involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those five additional sites that are both probable and estimable at this time, and the Company therefore has not established any reserves for any potential liabilities of the Sellers in connection therewith. It is expressly the Company's legal position that it is not liable at any of the five sites for any and/or all of the Sellers' liabilities. In any event, at one site the potential liability of the Seller(s) is de minimis and a settlement has already been offered to the Seller(s) to that effect, and at one site the Company believes that the Seller(s) shipped no wastes or substances into the site and therefore the Seller(s) have no liability. For the other three sites, the Company cannot estimate the amount of the Sellers' liabilities, if any, at this time, and irrespective of whatever liability the Sellers may or may not have, the Company reaffirms its position that the Company does not have any liability for the Sellers at any of the five sites including these three particular sites.

  Other Legal Proceedings Related to CSD Assets

        Plaquemine, Louisiana Facility.    In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs which are represented by the same law firm have filed five lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC ("CH Plaquemine"), one of the Company's subsidiaries, acquired as part of the CSD assets. The first such lawsuit was filed in December 2003 in the 18th Judicial District Court in Iberville Parish, Louisiana, against CH Plaquemine under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a "new area of concern" at the facility, which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that CH Plaquemine's former facility manager made false representations and failed to disclose material information to the regulators about the facility after CH Plaquemine acquired it in September 2002. The plaintiffs seek an order declaring the facility to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties of $27,500 per violation per day from and after November 17, 2003, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney's fees.

        On January 14, 2005, the state district court judge granted the plaintiffs' petition for a preliminary (or temporary) injunction restraining CH Plaquemine from disposing of hazardous waste in the injection well. On January 18, 2005 (the next day the court was again open for business) CH Plaquemine filed a motion seeking to stay the preliminary injunction, which the same judge granted. The legal effect of the stay order was to allow the facility to continue normal business operations and to continue injecting hazardous waste, pending an appeal. In accordance with the stay order that was granted in favor of the subsidiary, CH Plaquemine has appealed the court's initial ruling granting the preliminary (or temporary) injunction to the Louisiana First Circuit Court of Appeal in Baton Rouge. In June 2006, this appellate court ruled in favor of CH Plaquemine, ruling that the trial court judge had committed reversible error in applying the state law that was allegedly violated by the facility's operations and also had committed reversible error in issuing the preliminary injunction. The injunction was reversed, and the plaintiffs have filed an appeal of the Circuit Court's decision to the Louisiana Supreme Court. On October 18, 2006, the Louisiana Supreme Court declined to review the Circuit Court's decision.

        In February 2005, this same group of plaintiffs sent notice to the LDEQ that they intended to file a second citizen suit. In April 2005, the second citizen suit petition was filed naming Clean Harbors, Inc. ("CHI"), Clean Harbors Environmental Services, Inc. ("CHESI"), and an employee of CHESI as defendants. The second citizen suit alleges that CHI, CHESI and the CHESI employee are liable for conduct based upon claims that are substantially similar in nature to those filed against CH Plaquemine in the original citizen suit and also alleges that CHI and CHESI are liable for certain aspects of the operations of CH Plaquemine under the lawsuit's so-called "Single Business Entity Doctrine." This second lawsuit seeks civil penalties of $10,000 per day per violation from an unspecified date. On or about January 15, 2007, CH Plaquemine filed notice of the removal of both the first suit described above and this second suit to the U.S. District Court for the Middle District of Louisiana.

        In June 2005, the same plaintiff's lawyers who filed the two lawsuits described immediately above filed a petition to add CHI, CHESI, CH Plaquemine and the two (one former, one current) employee defendants, to a lawsuit commenced in 1996 against the former owner of the site. While the allegations of that suit are slightly different from the two lawsuits described above, CHI and CHESI are again named in the petition as defendants based largely on the so-called "Single Business Entity Doctrine." This third lawsuit also names as defendants certain former owners and operators of the facility and the insurance company that currently provides personal injury, property damage and general liability insurance coverage for the facility, and seeks unspecified compensatory and punitive damages and attorney's fees. On August 30, 2006, that insurance company filed a notice of removal of the suit to the Federal District Court for the Middle District of Louisiana, where that suit is currently pending.

        In April 2006, the same plaintiff's lawyers who filed the three lawsuits described immediately above notified the Company of a lawsuit originally filed in the U.S. District Court for the Middle District of Louisiana in June 2004 by Claude I. Duncan, on his own behalf and on behalf of the United States of America, against a number of defendants, including the Company, alleging violations of the Federal False Claims Act. The action is based almost entirely on the same environmental law violations concerning the Plaquemine facility which are alleged in the three lawsuits described above. In accordance with the False Claims Act, Mr. Duncan originally filed his lawsuit under seal in order to afford the federal government time to decide whether it wanted to intervene in the action. In April 2006, the federal government gave the plaintiffs notice of its intent not to intervene, at which time the court unsealed a portion of the records and made the action public. On January 19, 2007, the federal court held a hearing on the defenses relating to lack of jurisdiction, improper joinder and improper venue over the Company, and those matters are presently under advisement by that federal court.

        The Company believes that all four of the lawsuits described above are without merit, and is vigorously defending against the claims made. The Company further believes that, since its acquisition by CH Plaquemine, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the "new area of concern" complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs' claims relate to actions or omissions allegedly taken or caused prior to September 2002 by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. Nevertheless, on June 9, 2006, the state district court ruled in the first lawsuit described above that CH Plaquemine was in violation of an ex-parte restraining order issued by the court in May 2004, and ordered the parties to submit a joint plan, or alternative plans, for cleanup of the CH Plaquemine facility no later than July 10, 2006. Both sides filed an individual cleanup plan on or before July 10, 2006, and on July 25, 2006, the plaintiffs filed a motion for the district court to adopt and implement their cleanup plan. On July 26, 2006, the plaintiffs filed a motion for damages and penalties seeking the imposition of fines against CH Plaquemine in excess of $7 million and a court-ordered deposit of $600,000 as initial financial assurance for the implementation of a cleanup plan. A ruling on all of those pending matters has been stayed by the bankruptcy filing by CH Plaquemine described below.

        The Company has incurred legal expenses in connection with defending against the first three of the lawsuits described above that satisfied the $1.0 million deductible on the Company's environmental impairment liability insurance applicable to the Plaquemine facility. Because the Company believes the claims against CH Plaquemine, CHI and CHESI in the four lawsuits are without merit and that the Company has adequate insurance to cover any future liabilities associated with such lawsuits, the Company does not now maintain any reserves associated with the Plaquemine lawsuits. The Company has previously established and maintains a separate reserve for the ongoing corrective actions at the Plaquemine facility (which is included within the Company's reserves for remedial liabilities for its properties described in Note 11, and has increased the amount of this separate reserve to cover the costs of additional sampling and analytical testing being conducted in the vicinity of the "new area of concern."

        On September 15, 2006, the same law firm that represents the plaintiffs in the other four Plaquemine lawsuits described above filed suit on behalf of Walter Allen against CH Plaquemine, CHI, CHESI and a local trucking company seeking injunctive relief restricting the weight limits of waste shipments over a local pontoon bridge that connects to the CH Plaquemine facility. On October 18, 2006, the same state court judge who is presiding over the other Plaquemine related state court suits declined to grant the plaintiff any emergency relief on the ground that the plaintiff had no standing, and the Company believes the plaintiff's suit is completely without merit.

        On October 17, 2006, CH Plaquemine (which has operated at a loss during the past two years) ceased operations and filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern division. The Company believes that the filing of that chapter 11 petition by CH Plaquemine will have no adverse effect on the Company's other operations. The chapter 11 filing had the immediate effect of automatically staying all litigation against CH Plaquemine by the plaintiffs in the aforementioned five lawsuits, although such automatic stay does not protect either CHI or CHESI from continued litigation should the plaintiffs elect to continue such proceedings.

        On December 28, 2006, the Mass. Bankruptcy Court transferred the venue of the CH Plaquemine bankruptcy case to the U.S. Bankruptcy Court for the Middle District of Louisiana, located in Baton Rouge, where such case is now pending. Since then, all of the first three lawsuits mentioned above have been referred by the District Court to the Bankruptcy Court for determination. On January 25, 2007, the plaintiffs filed a motion to dismiss the bankruptcy petition, or in the alternative, for the court to abstain its jurisdiction or permit the plaintiffs relief from the stay to continue their lawsuits in either state or federal court. That motion was initially heard on February 9, 2007, and continued for further hearing on March 16, 2007. The Company intends to assist CH Plaquemine to confirm a plan of reorganization that will resolve all of the foregoing litigation, and all other claims similar to those raised by the plaintiffs, as part of a comprehensive claims resolution process approved by the Bankruptcy Court for the Middle District of Louisiana. If such a plan of reorganization cannot be confirmed, or such a comprehensive claims resolution process agreed upon, the Company at present is uncertain what further participation it will have with the financial and other problems of CH Plaquemine, other than by defending against the claims of the plaintiffs.

        Crowley, Louisiana Facility.    On December 8, 2006, the same law firm that represents the plaintiffs in the aforementioned five suits related to the CH Plaquemine facility also filed suit on behalf of Wilbert R. Perry against Clean Harbors, Inc. ("CHI"), two of CHI's subsidiaries, Clean Harbors Disposal Services, Inc. ("Disposal"), and Crowley Disposal, LLC ("Crowley"), their insurers and various individuals and entities unrelated to the Company. The suit was originally filed in the 15th Judicial District Court, Acadia Parish, Louisiana, but has since been removed to the U.S. District Court for the Western District of Louisiana, Lafayette-Opelousas Division. The plaintiff in that case alleges the release and discharge of waste into the groundwater occurring over a 28-year span between 1969 and 1997 occurring at a closed waste oil recovery and salvage facility that Crowley purchased in 2002 from the Sellers as part of the CSD transaction. Crowley's corporate parent is Disposal, which is in turn owned by CHI. Disposal and CHI are alleged to be liable pursuant to the "Single Business Entity Doctrine." Crowley, Disposal and CHI are preparing their defenses to be filed, which will likely be similar to those defenses asserted with respect to the CH Plaquemine facility described above. The Company has not recorded any liability for this matter on the basis that any such liability is neither probable nor estimable.

        Deer Trail, Colorado Facility.    On December 21, 2005, the Colorado Department of Public Health and Environment ("CDPHE") granted to Clean Harbors Deer Trail, LLC ("CH Deer Trail") a radioactive materials license ("RAD license") to accept certain low level radioactive materials known as "NORM/TENORM" wastes for disposal at the CH Deer Trail facility in accordance with the license's terms. On or about January 20, 2006, Adams County Colorado, the county where the CH Deer Trail facility is located, filed complaints in the Adams County District Court and the Denver County District Court against CDPHE seeking to vacate the CDPHE's grant of the RAD license to CH Deer Trail. On or about February 8, 2006, the Colorado Attorney General representing CDPHE filed motions with both courts petitioning the courts to dismiss the County's complaints on various procedural grounds. On April 5, 2006, attorneys for CH Deer Trail filed motions to intervene in both actions to protect the Company's interest. Both the County and the State of Colorado agreed to CH Deer Trail's motion to intervene.

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

        During the pendency of this motion, CH Deer Trail, with the concurrence of its customer Canon City, Colorado, agreed to delay acceptance of Canon City's NORM/TENORM materials until a hearing on the matter can be held at the Adams County District Court. No stay of the RAD license was granted by the Denver County District Court. On May 5, 2006, the Denver District Court held a hearing to rule on the motions by the State of Colorado and the Company to dismiss the complaint of the plaintiff county. The Court ruled in favor of the State and the Company and issued an order dismissing the plaintiff county's complaint. On July 5, 2006, the Adams County District Court held a hearing on the plaintiff county's appeal and dismissed the county's complaint. The written order dismissing the complaint was executed on July 31, 2006 and it simultaneously vacates the stay that had previously been issued by that court. Adams County has appealed both rulings.

        On September 1, 2006 CH Deer Trail filed a complaint for declaratory relief in the Adams County District Court asking the court to declare that the facility's Certificate of Designation ("CD") defers all authority to the State regarding the materials that may be accepted, treated, and disposed of at the facility, specifically including those materials authorized by the state-issued Permit and License for the facility; and/or alternatively, declare that the acceptance of the licensed materials does not violate the facility's CD. CH Deer Trail also filed a companion motion for a preliminary injunction to enjoin the Board of County Commissioners from issuing an administrative order or initiating an administrative proceeding based on the faulty premise that the CD prohibits the acceptance, treatment and disposal of licensed and/or permitted materials. On October 4, 2006, Adams County filed a motion with the Adams County District Court to dismiss the complaint and motion for preliminary injunction for lack of jurisdiction. On October 27, 2006 the Court heard oral arguments on the County's motion and presently has the matter under advisement.

        On or about December 12, 2006 the City and County of Denver notified the Company that the City intended to award it a contract to dispose of certain debris at the Clean Harbors Deer Trail Facility from a project known as the "Denver Radium Streets" project. Clean Harbors' Deer Trail facility has been designated by the Rocky Mountain Low-Level Radioactive Waste Compact ("Compact") as a Regional Facility. Accordingly, it is the only facility in the three-state Compact Region's jurisdiction (Colorado, New Mexico, Nevada) qualified to accept this material for disposal. On December 15, 2006 the Company notified the Adams County District Court and Adams County of its intention to proceed with the City and County of Denver contract and accept the aforementioned material in accordance with its State of Colorado Radioactive Materials License and Federal Compact Designation. On December 18, 2006 the original shipment of Denver Radium material was received at the facility followed by subsequent shipments on February 14 and 15, 2007. On or about February 16, 2007 Clean Harbors Deer Trail Facility received a vaguely worded Notice of Violation from Adams

County, presumably as a result of accepting the aforementioned material. On February 20, 2007 the Company filed a motion with the Adams County District Court seeking a Temporary Restraining Order against Adams County from enforcing that Notice of Violation or any other enforcement based on the acceptance of material that Deer Trail is permitted, licensed and designated to receive. That motion along with the Company's prior motions is still pending before the Court.

        The Company's position is that the Notice of Violation issued by Adams County is null and void ab initio as it is in conflict with the Radioactive Materials License issued by the Colorado Department of Public Health and Environment pursuant to Colorado state law and the Regional Facility Designation issued by the Compact pursuant to both Federal Law and the laws of Colorado. The Company will continue to contest the unlawful actions of Adams County and will continue to lawfully accept all materials authorized by its permits, licenses, and Compact Designation. The Company has not recorded any liability for this matter on the basis that such liability is neither probable nor estimable.

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

        As of December 31, 2006 and 2005, the Company had reserves of $0.1 million and $0.2 million, respectively, for cleanup of Superfund sites not related to the CSD acquisition or the Teris acquisition described below at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company's ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Furthermore, in July 2006, the Company was informed of its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. In February 2007, the New York State Department of Environmental Conservation issued an official Notice Letter pertaining to this site. The Company has not yet accrued any amount in respect of this potential liability because it is not yet possible to reasonably estimate a range of liability.

        Legal Proceedings Related to the Teris Acquisition.    On August 18, 2006, the Company purchased all of the outstanding membership interests in Teris LLC ("Teris") and changed the name of Teris to "Clean Harbors El Dorado, LLC" ("CH El Dorado"). As a result of that purchase, CH El Dorado became a wholly-owned subsidiary of the Company. At the time of the acquisition, Teris was, and CH El Dorado now is, involved in certain legal proceedings arising from a fire on January 2, 2005, at the incineration facility owned and operated by Teris in El Dorado, Arkansas.

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

        As a precautionary measure, the El Dorado police ordered a number of nearby residents to be evacuated from their homes overnight. Ultimately, certain of those residents filed three lawsuits in the Circuit Court of Union County, Arkansas against Teris claiming nuisance, property damage, personal injury, diminished value of property, and the need for future medical monitoring. All three suits claimed the right to be certified as class actions. Two of the suits also claimed violation of various federal environmental statutes. The third suit specifically stated that it was not claiming that any federal statutes or regulations were violated. The two suits claiming violation of federal law were removed to the U.S. District Court for the Western District of Arkansas. Those suits were ultimately remanded back to the state court after the federal judge found that the plaintiffs had failed to provide notice of the alleged violations of federal law to the appropriate federal agencies and that there was no other basis for federal court jurisdiction because the amount of each individual plaintiff's claim would not exceed $75 thousand. Those lawsuits are now in state court awaiting the outcome of the appeal of class certification in the third suit. The third suit was certified as a class action by the state court judge in July 2006. That order has been appealed to the Arkansas Supreme Court. Briefing time has not yet been scheduled but it is anticipated that the appeal of class certification will not be decided until late 2007 or early 2008.

        CH El Dorado intends to defend the claims vigorously, and the Company believes that the resolution of the three lawsuits described above will not have a materially adverse affect on the Company's financial position, results of operations or cash flows. In addition to CH El Dorado's defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance which Teris maintained or reserves which Teris had established prior to the acquisition, and the seller's parent (which is a company with substantial net worth) guaranteed that indemnification obligation of the seller to the Company.

  EPA Enforcement Action

        Kimball, Nebraska Facility.    On April 2, 2003, Region VII of the U.S. Environmental Protection Agency ("EPA Region VII") in Kansas City, Kansas, served a Complaint, Compliance Order and Notice of Opportunity for Hearing ("CCO") on the Company's subsidiary which operates an incineration facility in Kimball, Nebraska. The CCO stems from an inspection of the Kimball facility between April 8 and 10, 2002. Thereafter, EPA Region VII issued a Notice of Violation ("NOV") for certain alleged violations of RCRA. The Company responded to the NOV by letter and contested the allegations. After extensive settlement negotiations, on February 23, 2004, the Company and EPA Region VII executed a Consent Agreement and Final Order that included a Supplemental Environmental Project ("SEP"). The Company will be required to perform and account for the SEP in accordance with the EPA's SEP Policy. The SEP will involve cleaning out chemicals from high school laboratories, art departments and other campus locations, with all such work to be performed by the Company's own trained field chemists. The SEP will also include the proper packaging, labeling, manifesting, transportation, and ultimately disposal, recycling or re-use of these chemicals at the hazardous waste treatment, storage and disposal facilities owned and operated by the Company's subsidiaries, in lieu of the payment of any further civil penalties. The Company will have two years to complete the performance of the SEP, and any remaining amounts then still owed and outstanding will have to be paid in cash at that time, as calculated pursuant to a sliding scale formula that both reduces the amount of cash that will be owed as more of the environmental services are rendered over the two-year period. At both December 31, 2006 and 2005, the Company had accrued $132 thousand for its SEP liability. The facility is at the end of the two-year time period allowed to perform this SEP, and it will pay a final amount of the remaining specified civil penalties ($12 thousand) in order to comply with the terms and conditions of the Consent Agreement and Final Order, effectively concluding this matter.

  State and Provincial Enforcement Actions

        Ashtabula, Ohio Facility.    In July 2006, the Ohio Environmental Protection Agency ("Ohio EPA") issued proposed final findings and orders pertaining to alleged air pollution control violations at the Clean Harbors PPM, LLC facility in Ashtabula, Ohio. The Ohio EPA has issued a proposed civil penalty of $108 thousand for certain emissions which are alleged to be in violation of the facility's Title V permit during the specific time period at issue. The Company, through its in-house counsel, engaged in settlement negotiations with the Ohio EPA in an effort to resolve the matter. The Director's final findings and orders were received in November 2006. In December 2006, the Company paid $80 thousand for settlement of the Ohio EPA's claims for civil penalties, effectively concluding this matter.

        London, Ontario Facility.    Clean Harbors Environmental Services, Inc., and one of the Company's Canadian subsidiaries, Clean Harbors Canada, Inc., received a summons from the Provincial Ministry of Labour alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The matter is pending in the Ontario Court of Justice in London, Ontario. The initial appearance on this matter occurred on November 22, 2004, and in the spring of 2005 the Company filed a pre-trial motion to quash the charges based on the jurisdictional argument that the Provincial Ministry of Labour lacked jurisdiction to lay charges as the jurisdiction to do so rests with the Federal Government under the Canadian Labour Code. On October 16, 2006, the Court ruled in favor of the Company's motion and quashed all charges against the Company and its subsidiaries. On November 22, 2006 The Crown appealed the decision and the Ontario Superior Court has set June 27, 2007 to hear the appeal. The Company has not recorded any liability for this matter on the basis that such liability is neither probable nor estimable.

(10) CLOSURE AND POST-CLOSURE LIABILITIES

        The Company records environmental-related accruals for closure and post-closure obligations at both its landfill and non-landfill operations. See Note 3, "Significant Accounting Policies," for further discussion of the Company's methodology for estimating and recording these accruals.

        Reserves for closure and post-closure liabilities are as follows (in thousands):

	December 31, 2006	December 31, 2005
Landfill facilities:
Cell closure	$17,293	$16,507
Facility closure	751	672
Post-closure	814	889

	18,858	18,068
Non-landfill retirement liability:
Facility closure	6,697	5,554

	25,555	23,622
Less obligation classified as current	2,035	2,894

Long-term closure and post-closure liability	$23,520	$20,728

        All of the landfill facilities included in the table above are active as of December 31, 2006.

        Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2007	$2,177
2008	5,460
2009	5,534
2010	8,841
2011	2,826
Thereafter	200,924

Undiscounted closure and post-closure liabilities	225,762
Less: Reserves to be provided (including discount of $116.9 million) over remaining site lives	(200,207)

Present value of closure and post-closure liabilities	$25,555

        The changes to closure and post-closure liabilities for the year ended December 31, 2006 were as follows (in thousands):

	January 1, 2006	Acquisitions	New Asset Retirement Obligations	Accretion	Changes in Estimates Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	December 31, 2006
Landfill retirement liability	$18,068	$—	$1,480	$2,546	$(826)	$(1,399)	$(7)	$(1,004)	$18,858
Non-landfill retirement liability	5,554	198	(13)	800	378	186	—	(406)	6,697

Total	$23,622	$198	$1,467	$3,346	$(448)	$(1,213)	$(7)	$(1,410)	$25,555

        The changes to closure and post-closure liabilities for the year ended December 31, 2005 were as follows (in thousands):

	January 1, 2005	New Asset Retirement Obligations	Accretion	Benefit from Changes in Estimates Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	December 31, 2005
Landfill retirement liability	$18,888	$903	$2,692	$(291)	$(4,007)	$28	$(145)	$18,068
Non-landfill retirement liability	6,763	—	794	(706)	35	6	(1,338)	5,554

Total	$25,651	$903	$3,486	$(997)	$(3,972)	$34	$(1,483)	$23,622

        No new airspace was added in 2006. In 2005 a reduction in closure and post-closure liabilities arose as a result of the Company increasing its highly probable landfill airspace. After acquiring landfills as part of the CSD assets from Safety-Kleen in 2002, Clean Harbors' management identified new business opportunities that made possible the expansion, and further utilization, of the assets. The resulting increase in airspace was accounted for by reducing estimated landfill retirement liabilities (due to delaying the timing of the closure and post-closure expenditures) and by correspondingly reducing landfill assets by $4.0 million for the year ended December 31, 2005 (see tables of changes to closure and post-closure liabilities immediately above).

        Rates used to accrue closure and post-closure costs are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each accrual category, and are recalculated each year. During the years ended December 31, 2006, and 2005, asset retirement obligations were accrued at an average rate of $1.54 and $1.38 per cubic yard, respectively. The changes in the accrual rate of asset retirement obligations resulted from the $1.4 million reduction in 2006 and the $4.0 million reduction in 2005 in landfill retirement liabilities described immediately above which, in 2005, resulted mainly from an increase in highly probable airspace of 1.2 million cubic yards.

(11) REMEDIAL LIABILITIES

        Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. The Company's operating subsidiaries' remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from Company activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that the Company is a potentially responsible party and /or is potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 9, "Legal Proceedings," Superfund liabilities also include certain Superfund liabilities to governmental entities for which the Company is potentially liable to reimburse the Sellers in connection with the Company's 2002 acquisition of the CSD assets from Safety-Kleen. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

        The Company records environmental-related accruals for remedial obligations at both its landfill and non-landfill operations. See Note 3, "Significant Accounting Policies," for further discussion of the Company's methodology for estimating and recording these accruals.

        Reserves for remedial liabilities are as follows (in thousands):

	December 31, 2006	December 31, 2005
Remedial liabilities for landfill sites	$4,917	$4,901
Remedial liabilities for inactive facilities not now used in the active conduct of our business	91,494	92,023
Remedial liabilities (including Superfund) for non-landfill open sites	51,434	50,143

	147,845	147,067
Less obligation classified as current	11,672	7,923

Long-term remedial liability	$136,173	$139,144

        Anticipated payments at December 31, 2006 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
2007	$11,672
2008	10,487
2009	10,416
2010	10,442
2011	11,410
Thereafter	138,770

Undiscounted remedial liabilities	193,197
Less: Discount	(45,352)

Total remedial liabilities	$147,845

        The anticipated payments for Long-term Maintenance range from $5.3 million to $7.3 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $2.1 million to $4.4 million per year with an average expected payment of $3.3 million per year. Legal and Superfund liabilities payments are expected to be between $0.6 million and $1.6 million per year for the next five years. These estimates are reviewed at least quarterly, and adjusted as additional information becomes available.

        The changes to remedial liabilities for the year ended December 31, 2006 were as follows (in thousands):

	January 1, 2006	Teris Acquisition	Accretion	Benefit from Changes in Estimates Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	December 31, 2006
Remedial liabilities for landfill sites	$4,901	$—	$233	$(69)	$(3)	$(145)	$4,917
Remedial liabilities for inactive sites not now used in the active conduct of the Company's business	92,023	—	4,303	(1,606)	(1)	(3,225)	91,494
Remedial liabilities (including Superfund) for non-landfill operations	50,143	9,159	2,338	(7,459)	78	(2,825)	51,434

Total	$147,067	$9,159	$6,874	$(9,134)	$74	$(6,195)	$147,845

        The $9.1 million benefit from changes in estimates recorded to the selling, general and administrative expenses on the consolidated statement of operations was due to: (i) the settlement reached by the owner and primary potentially responsible party regarding Marine Shale Processors, Inc. resulting in the Company's estimated portion of the remaining potential cleanup costs being lower than previously estimated (a decrease of $10.3 million), and (ii) the tri-annual reevaluation of the remedial reserves whereby the cost build-ups and engineering calculation used as a basis for establishing the Company's environmental reserves are revisited on a systematic basis.

        The changes to remedial liabilities for the year ended December 31, 2005 were as follows (in thousands):

	January 1, 2005	Accretion	Benefit from Changes in Estimates Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	December 31, 2005
Remedial liabilities for landfill sites	$4,985	$217	$(188)	$71	$(184)	$4,901
Remedial liabilities for inactive sites not now used in the active conduct of the Company's business	95,116	4,342	(3,980)	(7)	(3,448)	92,023
Remedial liabilities (including Superfund) for non-landfill operations	55,516	2,339	(6,100)	516	(2,128)	50,143

Total	$155,617	$6,898	$(10,268)	$580	$(5,760)	$147,067

        Included in the $10.3 million benefit from changes in estimates recorded to the statement of operations for 2005 is the $1.9 million reversal of the Helen Kramer landfill site reserve as described in Note 9, "Legal Proceedings," a $2.1 million reduction for financial assurance costs for remedial liabilities that resulted from the renegotiation of financial assurance for closure and post-closure care for six of the Company's facilities and the Company's improved financial performance; and a net

$6.3 million benefit due to: (i) the discounting effect of delays in certain remedial projects; (ii) cost reductions negotiated with vendors and permit fee reductions; and (iii) a pattern of historical spending being less than originally expected. Of the $10.3 million benefit from changes in estimates recorded for year ended December 31, 2005, $8.2 million was recorded to selling, general and administrative expenses, and the $2.1 million adjustment for financial assurance costs was recorded to cost of revenue.

        Remedial liabilities, including Superfund liabilities.    The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 59 Superfund sites as of December 31, 2006. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or the Sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to the Sellers to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.

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

        Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which were acquired in the last five years as well as 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers and payable to government entities. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisition. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Based upon the Company's analysis of each of the above factors in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2006 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $147.8 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be up to $22.9 million greater than such $147.8 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

        Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Facilities now used in active conduct of our business (21 facilities)	$47,983	32.4%	$9,783
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for CSD assets (17 facilities)	91,494	61.9	12,251
Superfund sites owned by third parties on which wastes generated or shipped by the Sellers (or their predecessors) are present (19 sites)	8,368	5.7	855

Total	$147,845	100.0%	$22,889

        Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$38,075	25.7%	$5,271
Bridgeport, NJ	Closed incinerator	27,536	18.6	3,980
Mercier, Quebec	Open incinerator and legal proceedings	11,909	8.1	1,233
Roebuck, SC	Closed incinerator	9,546	6.5	836
El Dorado, AR	Open incinerator	8,951	6.1	770
San Jose, CA	Open treatment, storage, or disposal facilities	8,496	5.7	973
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (32 facilities)	34,964	23.6	8,971
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the Sellers (or their predecessors) are present (19 sites)	8,368	5.7	855

Total		$147,845	100.0%	$22,889

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

(12) BUSINESS INTERRUPTION AND OTHER INSURANCE MATTERS

        On February 19, 2007, an explosion and fire in occurred at our Thorold facility in Ontario during non-business hours destroying a storage warehouse and damaging several nearby buildings on site. No employee casualties or injuries were reported. The Company has established business operations at alternative facilities to ensure business continuity and minimize disruption to our customers. The Company is still in the process of evaluating the financial impact resulting from this incident and currently believes the Company is adequately insured and therefore, does not expect to incur a material loss from this incident.

        Shortly before the acquisition of the CSD assets effective September 7, 2002, the BDT facility (included in the CSD assets) in New York State was destroyed by fire. The purchase and sale agreement between the Company and Safety-Kleen was accordingly amended to take into account the destruction of the facility. Under the amended agreement, the Company was assigned the rights to Safety-Kleen's insurance for the facility that included insurance for real property, personal property and business interruption.

        During the year ended December 31, 2005, the Company settled the insurance claim and recorded gain relating to business interruption insurance of $1.4 million for the year ended December 31, 2005. The gain was included as a reduction to selling, general and administrative expenses.

(13) OTHER INCOME (EXPENSE)

        As described in Note 18, "Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock," the Company issued $25.0 million of Series C Preferred Stock on September 10, 2002. The Company determined that the Series C Preferred Stock should be recorded on the Company's financial statements as though the Series C Preferred Stock consisted of two components, namely (i) a non-convertible redeemable preferred stock (the "Host Contract") with a 6% annual dividend, and (ii) an embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series C Preferred Stock to convert into the Company's common stock on the terms set forth in the Series C Preferred Stock. The Company recorded in other long-term liabilities the $9.3 million initial fair value of the Embedded Derivative and periodically marked that value to market. As of June 30, 2004, the market value of the Embedded Derivative was determined to be $11.2 million and the Company recorded other expense of $1.6 million for the six-month period ended June 30, 2004 to reflect such adjustment. On June 30, 2004, the Company redeemed the Series C Preferred Stock and settled the Embedded Derivative liability. The settlement of the Embedded Derivative liability resulted in no additional other income (expense) being recorded for future periods after June 30, 2004 related to the Embedded Derivative.

(14) LOSS ON REFINANCING

        The Company had outstanding prior to June 30, 2004, a $100.0 million three-year revolving credit facility (the "2002 Revolving Credit Facility"), $115.0 million of three-year non-amortizing term loans (the "Senior Loans"), $40.0 million of five-year non-amortizing subordinated loans (the "Subordinated Loans"), Series C Convertible Preferred Stock, $0.01 par value and the related embedded derivative which reflected the right of the holders of the Series C Preferred Stock to convert into the Company's common stock on the terms set forth in the Series C Preferred Stock. On June 30, 2004, the Company repaid the 2002 Revolving Credit Facility, the Senior Loans and the Subordinated Loans, redeemed the Series C Convertible Preferred Stock and settled the related Embedded Derivative liability. The Company recorded a loss on refinancing, net of $7.1 million during the three-month period ended June 30, 2004. Such expenses consisted of a write-off of deferred financing costs of $5.3 million, prepayment penalties of $3.1 million, and other expenses of $0.3 million. These expenses were partially offset by the gain on the settlement of the Embedded Derivative of $1.6 million.

(15) COMMITMENTS AND CONTINGENCIES

        Leases.    The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from three to sixteen years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2007	$1,866	$11,166
2008	1,336	9,957
2009	725	9,003
2010	502	6,939
2011	116	3,445
Thereafter	22	21,643

Total minimum lease payments	4,567	$62,153

Less: imputed interest at interest rates ranging from 5.36% to 22.00%	528

Present value of future minimum lease payments	$4,039
Less: current portion of capital lease obligations	1,391

Long-term capital lease obligations	$2,648

        During the years 2006, 2005 and 2004, rent expense including short-term rentals, was approximately $40.6 million, $35.1 million, and $32.3 million, respectively.

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

        Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per occurrence for the workers' compensation, general liability and vehicle liability is $0.5 million. The deductible per occurrence for the environmental impairments is $1.0 million. At December 31, 2006 and 2005, the Company had accrued $5.5 million and $5.1 million, respectively, for its self-insurance liabilities. Actual expenditures in future periods can differ materially from accruals based on estimates.

(16) INCOME TAXES

        The domestic and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Domestic	$43,923	$25,817	$(4,906)
Foreign	9,030	3,299	13,549

Total	$52,953	$29,116	$8,643

        The provision for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Current (Before Application of NOL Carryforwards):
Federal	$13,333	$2,057	$(124)
State	2,894	1,571	50
Foreign	4,759	3,457	5,944
Benefit of Net Operating Losses
Federal	(7,807)	(1,645)	—
State	(455)	(729)	—

	12,724	4,711	5,870

Deferred
Federal	(6,290)	—	—
State	—	—	—
Foreign	(95)	(1,216)	173

	(6,385)	(1,216)	173

Net provision for income taxes	$6,339	$3,495	$6,043

        The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2006	2005	2004
Tax expense at statutory rate	$18,555	$9,909	$2,939
State income taxes, net of federal benefit	1,573	(414)	(304)
Foreign rate differential	(4,107)	1,245	1,349
Foreign income inclusion	20	12	4,529
Adjustment of prior year's estimated attributes	1,599	(1,019)	645
Change in federal valuation allowance	(14,082)	(9,192)	1,034
Other	3,513	2,200	609
Tax credits, net	(732)	754	(4,758)

Net provision for income taxes	$6,339	$3,495	$6,043

        The components of the total net deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Workers compensation accrual	$2,219	$1,979
Provision for doubtful accounts	1,563	672
Closure, post-closure and remedial liabilities	35,002	39,784
Accrued expenses	12,106	3,949
Accrued compensation	1,153	22
Net operating loss carryforwards	5,473	18,313
Tax credit carryforwards	14,722	11,769

Total deferred tax asset	72,238	76,488
Deferred tax liabilities:
Property, plant and equipment	(23,540)	(12,402)
Permits and customer databases	(18,218)	(27,183)
Other	(2,451)	(4,447)

Total deferred tax liability	(44,209)	(44,032)

Total net deferred tax asset before valuation allowance	28,029	32,456

Less valuation allowance on current deferred assets	—	(406)

Less valuation allowance on noncurrent deferred assets	(12,403)	(30,116)

Net deferred tax asset	$15,626	$1,934

        The Company had U.S. federal net operating loss carryovers of approximately $9.2 million at December 31, 2006 which will expire between 2018 and 2024. At December 31, 2006, the Company had federal tax credit carryovers of approximately $2.1 million which may be carried forward indefinitely, foreign tax credit carryovers of approximately $12.0 million which expire between 2007 and 2015, and $0.7 million of research and development credits which expire between 2025 and 2026. The Company had state net operating loss carryovers of approximately $37.7 million at December 31, 2006 which expire between 2007 and 2024.

        During 2006, the Company increased additional paid in capital for adjustments related to realized and recognized tax benefits of $5.4 million related to exercises of non-qualified stock options. The Company's net operating loss carryforwards at December 31, 2006, are primarily attributable to tax deductions related to the exercise of non-qualified stock options. The Company recognizes the tax benefits from such exercises after utilization of NOLs from operations to reduce income taxes payable.

        Prior to 2005, the Company had provided for U.S. tax on all foreign unremitted earnings. Beginning in 2005, the Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2006 and 2005, the amount of earnings for which no repatriation tax has been provided was approximately $3.6 million and $3.0 million respectively.

        The Company is subject to income taxes in both the U.S. (federal and state) as well as foreign jurisdictions, and to examination by US. federal and state, as well as foreign, tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes that its tax reserves in the amount of $15.6 million, reflect the probable outcome of known tax contingencies.

        In connection with the Company's acquisition of the CSD assets in 2002, the Company fair valued certain preacquisition tax contingencies and established tax reserves for potential tax assessments and statutory interest related to the acquisition. The amount of such contingencies was $13.7 million and was increased to $15.6 million and $14.4 million in 2006 and 2005, respectively. The increase of $1.2 million in 2006 and $0.7 million in 2005 was for statutory interest related to these potential assessments. Should the Company reduce the $13.7 million in tax contingencies in future periods, either as the result of changes in our estimates or settlements, the effect of those reductions will be recorded as a decrease in acquisition related intangible assets, rather than a tax provision benefit. Reductions associated with the statutory interest recorded in 2005 and 2006, or statutory interest recorded in future periods, would be a tax provision benefit.

        During 2006, the Company re-evaluated the 2004 restructuring of the Canadian operations. In connection with this re-evaluation, the Company identified certain additional tax contingencies. Although such contingencies are not deemed probable, management estimates that it is reasonably possible that such tax contingencies could result in additional tax liabilities of approximately $7.0 million exclusive of interest at December 31, 2006.

        SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2005, the Company maintained a full valuation allowance against the Company's net U.S. deferred tax assets. The actual realization of the net operating loss carryforwards and other tax assets depend on having future taxable income of the appropriate character prior to their expiration. During fiscal 2006, based upon the Company's cumulative operating results and assessment of the Company's expected future results of operations, the Company determined that it had become more likely than not that it would be able to realize a substantial portion of its U.S. net operating loss carryforward tax assets prior to their expiration and realize the benefit of other net deferred tax assets. During fiscal 2006, the Company reversed a total of $17.7 million of US deferred tax asset valuation allowance of which $9.9 million related to the utilization of prior year NOLs including $2.5 million of NOLs attributable to tax deductions related to the exercise of non-qualified stock options. As of December 31, 2006, the Company has a remaining valuation allowance of approximately $12.4 million related to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

        In connection with the reversal of a portion of the valuation allowance, the Company also recorded, in accordance with Financial Accounting Standard 109, Accounting For Income Taxes, $7.3 million of deferred tax assets associated with the 2002 CSD acquisition. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with such acquisition. The Company has a remaining valuation allowance of approximately $12.4 million related to foreign tax credits and certain state net operating loss carryforwards. The Company now believes that it is not more likely than not that such amounts will be utilized.

(17) EARNINGS (LOSS) PER SHARE

        The following is a reconciliation of basic and diluted earnings (loss) per share computations (in thousands except for per share amounts):

	Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Income Per Share
Net income	$46,675
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks, and accretion on Series C Preferred Stock	(276)

Basic income attributable to common stockholders before effect of dilutive securities	46,399	19,526	$2.38
Effect of dilutive securities	276	1,131	(0.12)

Diluted income attributable to common stockholders	$46,675	20,657	$2.26

	Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Income Per Share
Net income	$25,621
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks, and accretion on Series C Preferred Stock	(279)

Basic income attributable to common stockholders before effect of dilutive securities	25,342	15,629	$1.62
Effect of dilutive securities	279	2,088	(0.17)

Diluted income attributable to common stockholders	$25,621	17,717	$1.45

	Year Ended December 31, 2004
	Income (Loss) (Numerator)	Shares (Denominator)	Loss Per Share
Net income	$2,600
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks, and accretion on Series C Preferred Stock	(11,798)

Basic and diluted income (loss) attributable to common stockholders	$(9,198)	14,099	$(0.65)

        For each of the years ended December 31, 2006 and 2005, the dilutive effect of all outstanding warrants, options, restricted stock and Series B Preferred Stock is included in the above calculations. As discussed further in Note 19, "Stockholders' Equity," the Company issued 2.3 million shares of common stock on December 13, 2005. The basic and dilutive effect of this issuance is weighted for the portion of the period that these shares were outstanding for the year ended December 31, 2005.

        Because the effects would be anti-dilutive for the year ended December 31, 2004, the above computation of diluted income (loss) per share excludes the following for that year: (i) the effect of 2.8 million warrants outstanding issued on June 30, 2004 relating to the redemption of the Series C Preferred Stock; (ii) the assumed conversion of the Series C Preferred Stock into 3.3 million of common stock; (iii) the assumed exercise of 1.6 million stock options; and (iv) the assumed conversion of the Series B Preferred Stock into 0.2 million common shares.

(18) REDEMPTION OF SERIES C REDEEMABLE PREFERRED STOCK AND DIVIDENDS AND ACCRETION ON PREFERRED STOCK

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

        For each of the years ended December 31, 2006 and 2005, the Company recorded dividends on Series B Preferred Stock of $276 thousand and $279 thousand, respectively. For the year ended December 31, 2004, the Company recorded the following: redemption of the Series C Redeemable Preferred Stock of $9.9 million, cash dividends on Series B and Series C Preferred Stocks of $1.0 million, dividends on the Company's Series B preferred stock of $0.2 million issued in common stock due to loan covenant restrictions then in place, and amortization of preferred stock discount and issuance cost on the Series C Preferred Stock of $0.7 million. For the six-month period from January 1 through June 30, 2004, the Company recorded accretion on the discount and issuance costs of the Series C Preferred Stock of $0.7 million. For the six-month period from July 1, 2004 to December 31, 2004, no accretion was recorded because of the redemption of the Series C Preferred Stock on June 30, 2004. As noted below, on June 30, 2004, the Company redeemed the Series C Preferred Stock. At that time, the market value of the Embedded Derivative was determined to be $11.2 million and the Company recorded other expense of $1.6 million through June 30, 2004 to reflect such adjustment.

        On June 30, 2004, the Company redeemed the Series C Preferred Stock for $25.0 million in cash and paid accrued dividends of $2.0 million. The difference between the $25.0 million paid and the carrying amount of the Series C Preferred Stock of $17.2 million on June 30, 2004 was charged to additional paid-in capital. In addition, the Company issued warrants to purchase 2.8 million shares of the Company's common stock, and the Company paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of the Series C Preferred Stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date on September 10, 2009. The Company settled the $11.2 million Embedded Derivative liability through the issuance of the 2.8 million warrants (which the Company valued using the Black-Scholes option pricing model at $9.2 million) together with the $0.4 million of cash that was paid in lieu of warrants, which resulted in a gain on the settlement of the Embedded Derivative of $1.6 million. The gain on the settlement of the Embedded Derivative was recorded as a reduction to refinancing-related expenses. The value of the warrants issued of $9.2 million was credited to additional paid-in capital. Because of the redemption of the Series C Preferred Stock on June 30, 2004, the Company is not required to make mark-to-market adjustments to the Company's reported income (loss) associated with the Embedded Derivative for any period subsequent to June 30, 2004.

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

  (b) Warrants

        As further described in Note 18, "Redemption of Series C Redeemable Preferred Stock and Dividends and Accretion on Preferred Stock," on June 30, 2004, the Company issued warrants to purchase 2.8 million shares of the Company's common stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date of September 10, 2009. No warrants were exercised from June 30, 2004 to December 31, 2004. Warrants activity from January 1, 2004 through December 31, 2006 were as follows:

	2006	2005	2004
Outstanding at January 1,	498,690	2,775,000	—
Issued	—	—	2,775,000
Exercised	—	(1,979,821)	—
Cancelled	—	(296,489)	—

Outstanding at December 31,	498,690	498,690	2,775,000

  (c) Series B Preferred Stock

        On February 16, 1993, the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Series B Preferred Stock"), for the acquisition of its Spring Grove facility. The liquidation value of each share of Series B Preferred Stock is the liquidation preference of $50.00 plus unpaid dividends. Series B Preferred Stock may be converted by the holder into common stock at a conversion rate which, as of December 31, 2006, was equal to $16.45 per share and is subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. The Company has the option to redeem the Series B Preferred Stock at the liquidation preference plus any accrued dividends with no redemption premium. Each share of Series B Preferred Stock entitles its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value.

        Dividends on the Company's Series B Convertible Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, the Company can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. During the three years ended December 31, 2006, all dividends on the Series B Preferred Stock were paid in cash except that, because of loan covenant restrictions then in place, we issued 12,531 and 15,255 shares of our common stock, respectively, in payment of the January 15, 2004, and April 15, 2004 dividend requirements.

(20) STOCK-BASED COMPENSATION

        The adoption of SFAS No. 123(R) reduced the Company's reported net income and earnings per share, since adopting SFAS No. 123(R) resulted in the Company recording compensation cost for all share based awards including employee stock options. The Company elected not to modify its reporting of previously-granted stock-based awards. As a result of the changes in accounting under SFAS No. 123(R) and a desire to align the Company's long-term incentive awards more closely to operating and market performance, the Compensation Committee of the Company's Board of Directors approved a substantial change in the form of awards that it grants under the Company's current equity incentive plan. Beginning in November 2005, stock option grants for key managers were replaced with restricted stock awards or performance stock awards. The Company accordingly has decreased, and expects to decrease in the future, the number of stock options granted below the number granted prior to November 2005.

        Prior to its adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB Opinion No. 25 which addressed the financial accounting and reporting standards for stock or other equity-based compensation arrangements. Under APB Opinion No. 25, the Company recognized compensation expense based on an award's intrinsic value. For stock options, which were the primary form of stock-based awards granted prior to the Company's adoption of SFAS No. 123(R), this meant that no compensation expense was recognized in connection with the grants, as the exercise price of the options was equal to the fair market value of the Company's common stock on the date of grant and all other provisions were fixed. The Company provided disclosures based on the fair value as permitted by SFAS No. 123. Under the fair value method, compensation cost was measured at the grant date based on the fair value of the award and is recognized over the service period, which was usually the vesting period. Under SFAS No. 123, the Company accounted for forfeitures as they actually occurred. Upon adoption of SFAS No. 123(R), the Company eliminated the remaining unearned deferred compensation balance within stockholders' equity.

        On November 10, 2005, the FASB issued FASB Staff Position No. SFAS(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

        The Company included $3.4 million in total stock-based compensation expense to employees in its statements of operations for the year ended December 31, 2006 which included $1.3 million as a result of the adoption of SFAS No. 123(R). None of the compensation expense related to stock-based compensation arrangements was capitalized as part of inventory or fixed assets.

        The breakdown of compensation expense by category for the year ending December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Stock options	$1,692	$—
Restricted stock awards	280	56
Performance stock awards	1,114	—
Employee stock purchase plan	213	—
Common stock awards	88	—

Total stock-based compensation	$3,387	$56

        The stock-based compensation expense resulting from the adoption of SFAS No. 123(R) for the year ended December 31, 2006 was as follows (in thousands, except per share data):

December 31, 2006
Sales, general and administrative	$1,482
Related income tax benefits	(178)

Stock-based compensation, net of taxes	$1,304

Net stock-based compensation expense, per common share:
Basic	$0.07
Diluted	$0.06

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year periods (in thousands except for per share amounts):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income (loss) attributable to common stockholders	$25,342	$(9,198)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	56	35
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards net of related tax effects	(1,796)	(2,028)

Pro forma net income (loss) attributable to common stockholders	$23,602	$(11,191)

Earnings per share:
Basic as reported	$1.62	$(0.65)
Basic pro forma	1.51	(0.79)
Diluted as reported	1.45	(0.65)
Diluted pro forma	1.35	(0.79)

        In 1992 the Company adopted an equity incentive plan (the "1992 Plan"), which provides for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provides for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards. In 2002, the Company amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan from 0.8 million shares to 1.5 million shares and in 2005, the Company further amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan to 2.0 million. As of December 31, 2006, the Company had the following types of stock-based compensation awards outstanding under these plans: stock options, restricted stock awards and performance stock awards. As of December 31, 2005, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options, except for an aggregate of 37,950 restricted stock awards which the Company made in November 2005. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards granted in November 2005 vest over five years subject to continued employment.

        As of December 31, 2006, the Company had reserved 712,906 shares of common stock available for grant under the 2000 Plan, exclusive of shares previously issued (either upon exercise of stock options or pursuant to restricted stock, performance stock or common stock awards) or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2006 options for an aggregate of 99,615 shares, which shall remain in effect until such options are either exercised or expire in accordance with their terms.

        Under the terms of the 2000 Plan, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. However, no compensation expense related to stock option grants to employees was recorded in 2005 or 2004, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant. During the year ended December 31, 2005, the Company recorded $56,000 of compensation expense for the 37,950 shares of common stock (valued at their fair market value on the grant date) granted pursuant to the restricted stock awards made in November 2005.

        During 2004 the Company granted options to non-employees of the Company and, in accordance with SFAS No.123, "Accounting for Stock Based Compensation," recorded expense of $35 thousand related to those options for the year ended December 31, 2004. The Company did not grant options to non-employees of the Company during the year ended December 31, 2005.

Stock Option Awards

        The following weighted-average assumptions were used in calculating the grant date fair value of stock options awards issued during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	84.29%-86.00%	85.0%	85.0%
Risk-free interest rate	4.84%-5.15%	4.1%	3.4%
Expected life (years)	3.5	4.4	3.7
Dividend yield	none	none	none

        The risk-free rate for the stock options is the average yield rate of the 3- and 5-year term on the U.S. Treasury Constant Maturities at the inception of each quarterly stock option period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life of the stock options shares is 3.5 years based on the simplified method as described in Staff Accounting Bulletin No. 107. Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the stock option shares. Under the true-up provisions of SFAS No. 123(R), additional expense will be recorded related to stock option awards if the actual forfeiture rate is lower than estimated and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

        Consistent with the Company's valuation method for the disclosure-only provisions of SFAS No. 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards under SFAS No. 123(R). In addition, the Company estimates forfeitures when recognizing compensation expense, and will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The expected forfeiture rates used to calculated compensation expense were 5% for employees and 2% for executives and directors.

        Activity under the Plans relating to stock options is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 12/31/06 (in thousands)
Outstanding at January 1, 2006	820,545	$9.98
Granted	21,833	36.26
Forfeited	(31,500)	12.98
Exercised	(261,107)	9.02

Outstanding at December 31, 2006	549,771	$11.31	5.12	$20,396

Vested and expected to vest	538,761	$11.25	5.10	$20,023

Exercisable at December 31, 2006	240,588	$8.32	3.83	$9,645

        The weighted-average grant date fair values of option grants for the years ended December 31, 2006, 2005 and 2004 were $22.55, $12.48 and $5.16, respectively. As of December 31, 2006, there was $1.7 million of total unrecognized compensation cost arising from non-vested compensation related to stock option awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted-average period of 0.7 years. The total intrinsic value of options exercised during 2006 and 2005 was $7.2 million and $10.1 million, respectively.

Restricted Stock Awards

        The following information relates to restricted stock awards that have been granted to employees under the Company's stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

        The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and is amortized to expense over its vesting period. The expected forfeiture rates used to calculated compensation expense were 5% for employees and 2% for executives and directors.

        The following table summarizes information about restricted stock awards for the years ended December 31, 2006 and 2005:

Restricted Stock (Non-vested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2004	—	$—
Granted	37,950	28.98
Vested	—	—
Expired	—	—
Forfeited	—	—

Unvested at December 31, 2005	37,950	28.98
Granted	4,100	35.57
Vested	(7,490)	29.01
Expired	—	—
Forfeited	(3,000)	28.98

Unvested at December 31, 2006	31,560	$29.83

        As of December 31, 2006, there was $0.7 million of total unrecognized compensation cost arising from non-vested compensation related to restricted stock awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted-average period of 4.1 years. The total fair value of restricted stock vested during 2006 was $217,000.

Performance Stock Awards

        The following information relates to performance stock awards that have been granted to employees under the Company's stock incentive plans. Generally, performance stock awards are subject to performance criteria such as predetermined revenue and earnings targets for a specified period of time. The vesting of the performance stock awards is based on achieving such targets and also includes continued service conditions.

        The fair value of each performance stock award is based on the closing price of the Company's stock on the date of grant and is amortized to expense over the service period, if performance measures are considered probable. The expected forfeiture rates used to calculated compensation expense were 5% for employees and 2% for executives and directors.

        The following table summarizes information about performance stock awards for the year ended December 31, 2006:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2006	—	—
Granted	71,292	$31.73
Vested	(35,105)	31.73
Expired	—	—
Forfeited	(1,103)	31.73

Unvested at December 31, 2006	35,084	$31.73

        As of December 31, 2006, there was $1.1 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards under the Company's stock incentive plans that will be recognized over the next year. The total fair value of performance awards vested during 2006 was $1.1 million.

Employee Stock Purchase Plan

        In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of one million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company's stockholders approved an increase of 500,000 in the maximum number of shares, which can be issued under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair value of the purchase rights granted under the ESPP during the year ended December 31, 2006 was $7.27.

Common Stock Awards

        In the year ended December 31, 2006, the Company issued 3,000 shares of common stock under the Company's stock incentive plans which vested immediately.

(21) EMPLOYEE BENEFIT PLANS

        The Company has responsibility for a defined benefit plan that covers 29 active non-supervisory Canadian employees. The Company adopted FASB Statement No. 158, Employers' Accounting for Defined Pension and Other Postretirement Plans (FAS 158), effective December 31, 2006, which required separate recognition of the over funded or under funded status of the pension plan as an asset or liability. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations to current and retired employees.

        The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2006	2005	2004
Service cost	$167	$134	$100
Interest cost	312	277	256
Expected return on fair value of assets	(366)	(309)	(266)

Net periodic pension cost	$113	$102	$90

        Weighted average assumptions used to determine pension benefit obligations at year end and net pension cost for the following years were as follows:

	2006	2005	2004
Discount rate	5.10%	5.02%	5.50%
Expected return on fair value of assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.89%	4.11%	4.68%

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

        The accumulated benefit obligation was $6.2 million and $5.9 million at December 31, 2006 and 2005, respectively.

        The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company's consolidated balance sheets at December 31, (in thousands):

	2006	2005
Change in benefit obligations:
Benefit obligation at the beginning of year	$6,117	$5,092
Service cost	167	134
Interest cost	312	277
Employee contributions	38	36
Actuarial loss	215	610
Benefits paid	(362)	(229)
Currency translation	(8)	197

Benefit obligation at end of year	$6,479	$6,117

	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$5,042	$4,467
Actual return on plan assets	568	459
Employer contributions	413	148
Employee contributions	38	36
Benefits paid	(362)	(229)
Currency translation	(16)	161

Fair value of plan assets at end of year	$5,683	$5,042

	2006	2005
Net pension liability accrued:
Amount underfunded	$(796)	$(1,075)
Unrecognized net actuarial loss	—	469
Additional minimum liability	—	(228)
Currency translation	—	9

Pension liability accrued	$(796)	$(825)

        The Company's investment policy targets a 20% to 70% allocation to equity securities, a 30% to 50% allocation to debt securities, and a 0% to 20% allocation to cash. The asset mix is frequently reviewed by the fund manager by examining the domestic and international macroeconomic factors and relative valuation levels of equity versus fixed income markets as well as internal forecasts of interest rate trends. The objective is to add value through longer-term asset mix positioning rather than short-term trading. The portfolio's volatility is kept to a minimum by implementing only incremental asset mix changes. It is believed that this investment policy fits the long-term nature of pension obligations.

        The Company's weighted average asset allocations at December 31, 2006 and 2005 were as follows:

	2006	2005
Equity securities	60%	57%
Debt securities	34%	35%
Cash and cash equivalents	6%	8%

Total	100%	100%

        The Company expects to contribute $421 thousand to this pension plan in 2006.

        Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

Expected benefit payments
2006	$273
2007	283
2008	294
2009	317
2010	369
2011-2015	2,130

        The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions dependent on meeting profit targets established annually by the Board of Directors. The Company recognized income of $127 thousand for the plan in 2006, expensed $415 thousand for the plan in 2005 and recognized income of $7 thousand for the plan in 2004.

(22) SEGMENT REPORTING

        Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, severance charges, other refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss of refinancings ("Adjusted EBITDA Contribution"). Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers.

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

        The operations not managed through the Company's two operating segments are presented herein as "Corporate Items." Corporate Items revenues consist of two different operations where the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company's two segments.

        Certain reclassifications have been made to prior year information to conform to the current year presentation.

        The following tables reconcile third party revenues to direct revenues for the twelve-month periods ended December 31, 2006, 2005 and 2004. Outside or Third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the

Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Year Ended December 31, 2006
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$542,589	$287,243	$(23)	$829,809
Intersegment expenses	107,109	22,317	595	130,021

Gross revenues	649,698	309,560	572	959,830
Intersegment revenues	(91,291)	(38,468)	(262)	(130,021)

Direct revenues	$558,407	$271,092	$310	$829,809

	For the Year Ended December 31, 2005
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$453,356	$257,446	$368	$711,170
Intersegment expenses	113,001	22,453	(420)	135,034

Gross revenues	566,357	279,899	(52)	846,204
Intersegment revenues	(93,473)	(40,681)	(880)	(135,034)

Direct revenues	$472,884	$239,218	$(932)	$711,170

	For the Year Ended December 31, 2004
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$440,074	$203,265	$(120)	$643,219
Intersegment expenses	126,233	22,904	1,415	150,552

Gross revenues	566,307	226,169	1,295	793,771
Intersegment revenues	(109,394)	(39,217)	(1,941)	(150,552)

Direct revenues	$456,913	$186,952	$(646)	$643,219

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

	For the Year Ended December 31,
	2006	2005	2004
Revenues:
Technical Services	$558,407	$472,884	$456,913
Site Services	271,092	239,218	186,952
Corporate Items	310	(932)	(646)

Total	829,809	711,170	643,219

Cost of Revenues:
Technical Services	376,788	327,559	316,557
Site Services	200,305	179,734	140,910
Corporate Items	7,742	5,289	7,371

Total	584,835	512,582	464,838

Selling, General and Administrative Expenses:
Technical Services	58,053	47,992	47,118
Site Services	26,044	22,047	17,616
Corporate Items	40,942	38,273	38,903

Total	125,039	108,312	103,637

Adjusted EBITDA:
Technical Services	123,566	97,333	93,238
Site Services	44,743	37,437	28,426
Corporate Items	(48,374)	(44,494)	(46,920)

Combined Adjusted EBITDA Contribution	119,935	90,276	74,744

Reconciliation to Consolidated Statements of Operations:
Depreciation and amortization	35,339	28,633	24,094
Accretion of environmental liabilities	10,220	10,384	10,394
Restructuring and non-recurring severance charges	—	—	25
Other non-recurring refinancing-related expenses	—	—	1,326
Gain on disposal of assets held for sale	—	—	(479)

Income from operations	74,376	51,259	39,384
Other (income) expense	447	(611)	1,345
Loss on refinancing	—	—	7,099
Loss on early extinguishment of debt	8,529	—	—
Interest expense, net of interest income	12,447	22,754	22,297

Income before provision for income taxes	$52,953	$29,116	$8,643

Revenue, property, plant and equipment and intangible assets outside of the United States

        For the year ended December 31, 2006, the Company derived approximately $712.9 million or 85.9% of revenues from customers located in the United States and Puerto Rico, approximately $116.2 million or 14.06% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2005, the Company derived approximately $628.2 million or 88.3% of revenues from customers located in the United States and Puerto Rico, approximately $82.5 million or 11.6% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

        As of December 31, 2006, the Company had property, plant and equipment, net of depreciation and amortization of approximately $244.1 million, and permits and other intangible assets of $65.7 million. Of these totals, approximately $25.0 million or 10.3% of long-lived assets and $23.5 million or 35.7% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

        The following table presents assets by reported segment and in the aggregate (in thousands):

	As of December 31,
	2006	2005
Properties held for sale:
Technical Services	$520	$191
Site Services	492	374
Corporate or other assets	6,428	7,105

	$7,440	$7,670

Property, plant and equipment, net:
Technical Services	$207,271	$144,038
Site Services	19,502	16,666
Corporate or other assets	17,353	17,820

	$244,126	$178,524

Intangible assets:
Technical Services
Goodwill	$18,884	$18,884
Permits, net	61,497	71,779
Customer profile database, net	584	1,463

	80,965	92,126

Site Services
Goodwill	148	148
Permits, net	3,604	4,416
Customer profile database, net	58	145

	3,810	4,709

	$84,775	$96,835

        The following table presents the total assets by reported segment (in thousands):

	As of December 31,
	2006	2005
Site Services	$36,656	$30,361
Technical Services	346,220	278,325
Corporate Items	287,932	305,678

Total	$670,808	$614,364

        The following table presents the total assets by geographical area (in thousands):

	As of December 31,
	2006	2005
United States	$557,387	$512,388
Canada	113,421	101,976

Total	$670,808	$614,364

        Corporate items consist of the following (in thousands):

	As of December 31,
	2006	2005
Cash and marketable securities	$79,258	$127,758
Accounts receivable, net	151,255	130,816
Prepaid expenses	7,312	2,595
Property held for sale	6,428	7,105
Property, plant and equipment, net	17,353	17,820
Deferred financing costs	7,206	9,508
Restricted cash	—	3,469
Deferred taxes	15,626	1,935
Income taxes receivable	150	1,462
Other	3,344	3,210

Total	$287,932	$305,678

(23) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2006
Revenues	$184,495	$199,562	$213,903	$231,849
Cost of revenues	131,358	135,964	151,606	165,907
Gross Profit	53,137	63,598	62,297	66,205
Income from operations	14,993	17,849	21,774	19,760
Other income (expense)	(30)	(132)	(111)	(174)
Loss on early extinguishment of debt	(8,290)	—	—	(239)
Net income	2,805	11,372	21,005	11,493
Basic income per share	0.14	0.58	1.07	0.58
Diluted income per share	0.14	0.55	1.02	0.56
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2005
Revenues	$164,966	$173,910	$178,580	$193,714
Cost of revenues	120,547	124,434	129,009	138,592
Gross Profit	44,419	49,476	49,571	55,122
Income from operations	10,215	14,407	12,311	14,326
Other income (expense)	619	(109)	(83)	184
Net income (loss)	4,841	7,371	5,457	7,952
Basic income (loss) per share	0.33	0.48	0.35	0.46
Diluted income (loss) per share	0.27	0.43	0.31	0.43

        Earnings per share are computed independently for each of the quarters presented. Due to this, the 2006 and 2005 quarterly basic and diluted earnings per share do not equal the total computed for the year.

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

        Following is the condensed consolidating balance sheet at December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$822	$44,854	$27,874	$—	$73,550
Marketable Securities	10,100	140	—	—	10,240
Accounts receivable, net	27	152,732	16,822	—	169,581
Unbilled accounts receivable	—	13,932	2,146	—	16,078
Intercompany receivables	39,602	—	5,773	(45,375)	—
Deferred costs	—	6,296	844	—	7,140
Prepaid expenses and other current assets	—	7,919	1,382	—	9,301
Supplies inventories	—	18,906	1,195	—	20,101
Income taxes receivable	—	—	150	—	150
Properties held for sale	—	6,920	520	—	7,440
Property, plant and equipment, net	—	219,024	25,102	—	244,126
Deferred financing costs	7,202	—	4	—	7,206
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	42,254	23,489	—	65,743
Investments in subsidiaries	253,877	56,757	91,654	(402,288)	—
Equity interest in joint venture	—	2,208	—	—	2,208
Deferred tax asset	13,597	—	2,029	—	15,626
Intercompany note receivable	—	102,986	3,701	(106,687)	—
Other assets	—	1,705	1,581	—	3,286

Total assets	$325,227	$695,665	$204,266	$(554,350)	$670,808

Liabilities and Stockholders' Equity:
Uncashed checks	$—	$8,343	$2,740	$—	$11,083
Accounts payable	—	72,576	8,856	—	81,432
Accrued disposal costs	—	1,810	1,248	—	3,058
Deferred revenue	—	26,033	3,376	—	29,409
Other accrued expenses	24,805	26,213	2,923	—	53,941
Income taxes payable	3,013	(1,417)	2,737	—	4,333
Intercompany payables	—	45,375	—	(45,375)	—
Closure, post-closure and remedial liabilities	—	156,751	16,649	—	173,400
Long-term obligations	120,522	—	—	—	120,522
Capital lease obligations	—	3,511	528	—	4,039
Other long-term liabilities	—	—	15,609	—	15,609
Intercompany note payable	3,701	—	102,986	(106,687)	—
Accrued pension cost	—	—	796	—	796

Total liabilities	152,041	339,195	158,448	(152,062)	497,622

Stockholders' Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	197	—	2,236	(2,236)	197
Additional paid-in capital	151,691	183,417	4,049	(187,466)	151,691
Accumulated other comprehensive income	8,939	15,298	(5,195)	(10,103)	8,939
Retained earnings (deficit)	12,358	157,755	44,728	(202,483)	12,358

Total stockholders' equity	173,186	356,470	45,818	(402,288)	173,186

Total liabilities and stockholders' equity	$325,227	$695,665	$204,266	$(554,350)	$670,808

        Following is the condensed consolidating balance sheet at December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$10,391	$110,649	$11,409	$—	$132,449
Restricted cash	3,469	—	—	—	3,469
Accounts receivable, net	292	119,978	27,389	—	147,659
Unbilled accounts receivable	—	5,500	1,549	—	7,049
Intercompany receivables	69,974	—	3,940	(73,914)	—
Deferred costs	—	3,943	994	—	4,937
Prepaid expenses and other current assets	1,209	4,722	480	—	6,411
Supplies inventories	—	11,443	1,280	—	12,723
Income taxes receivable	—	—	1,462	—	1,462
Properties held for sale	—	7,479	191	—	7,670
Property, plant and equipment, net	—	154,178	24,346	—	178,524
Deferred financing costs	9,498	—	10	—	9,508
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	53,125	24,678	—	77,803
Investments in subsidiaries	183,169	45,002	91,654	(319,825)	—
Deferred tax asset	—	—	1,934	—	1,934
Intercompany note receivable	—	102,951	3,701	(106,652)	—
Other assets	—	1,374	2,360	—	3,734

Total assets	$278,002	$639,376	$197,377	$(500,391)	$614,364

Liabilities and Stockholders' Equity:
Uncashed checks	$—	$6,402	$1,580	$—	$7,982
Accounts payable	—	58,412	12,960	—	71,372
Accrued disposal costs	—	1,631	1,478	—	3,109
Deferred revenue	—	17,142	4,642	—	21,784
Other accrued expenses	8,315	36,463	5,001	—	49,779
Income taxes payable	2,038	(206)	2,626	—	4,458
Intercompany payables	—	73,914	—	(73,914)	—
Closure, post-closure and remedial liabilities	—	154,623	16,066	—	170,689
Long-term obligations	148,290	—	—	—	148,290
Capital lease obligations	—	5,220	781	—	6,001
Other long-term liabilities	—	—	14,417	—	14,417
Intercompany note payable	3,701	—	102,951	(106,652)	—
Accrued pension cost	—	—	825	—	825

Total liabilities	162,344	353,601	163,327	(180,566)	498,706

Stockholders' Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	194	—	2,236	(2,236)	194
Additional paid-in capital	141,079	195,485	4,049	(199,534)	141,079
Accumulated other comprehensive income	9,745	15,551	(3,790)	(11,761)	9,745
Restricted stock unearned compensation	(1,044)	—	—	—	(1,044)
Retained earnings (deficit)	(34,317)	74,739	31,555	(106,294)	(34,317)

Total stockholders' equity	115,658	285,775	34,050	(319,825)	115,658

Total liabilities and stockholders' equity	$278,002	$639,376	$197,377	$(500,391)	$614,364

        Following is the consolidating statement of operations for the year ended December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$712,263	$122,916	$(5,370)	$829,809
Cost of revenues	—	511,141	79,064	(5,370)	584,835
Selling, general and administrative expenses	—	103,036	22,003	—	125,039
Accretion of environmental liabilities	—	9,329	891	—	10,220
Depreciation and amortization	—	30,478	4,861	—	35,339

Income from operations	—	58,279	16,097	—	74,376
Other income (expense)	—	(404)	(43)	—	(447)
Loss on early extinguishment of debt	(8,529)	—	—	—	(8,529)
Interest income (expense), net	(14,439)	1,274	718	—	(12,447)
Equity in earnings of subsidiaries	71,515	12,597	—	(84,112)	—
Intercompany dividend income (expense)	—	—	12,068	(12,068)	—
Intercompany interest income (expense)	—	11,644	(11,644)	—	—

Income before provision for income taxes	48,547	83,390	17,196	(96,180)	52,953
Provision for income taxes	1,872	433	4,034	—	6,339
Equity Interest of joint venture	—	(61)	—	—	(61)

Net income	$46,675	$83,018	$13,162	$(96,180)	$46,675

        Following is the consolidating statement of operations for the year ended December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$596,227	$129,775	$(14,832)	$711,170
Cost of revenues	—	438,648	88,766	(14,832)	512,582
Selling, general and administrative expenses	(1,359)	87,533	22,138	—	108,312
Accretion of environmental liabilities	—	9,591	793	—	10,384
Depreciation and amortization	—	24,319	4,314	—	28,633

Income from operations	1,359	36,136	13,764	—	51,259
Other income (expense)	565	71	(25)	—	611
Interest income (expense), net	(23,394)	403	237	—	(22,754)
Equity in earnings of subsidiaries	48,595	13,040	—	(61,635)	—
Intercompany dividend income (expense)	—	—	11,301	(11,301)	—
Intercompany interest income (expense)	—	10,901	(10,901)	—	—

Income before provision for income taxes	27,125	60,551	14,376	(72,936)	29,116
Provision for income taxes	1,504	842	1,149	—	3,495

Net income	$25,621	$59,709	$13,227	$(72,936)	$25,621

        Following is the consolidating statement of operations for the year ended December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$530,124	$61	$129,056	$(16,022)	$643,219
Cost of revenues	—	395,727	12	85,072	(15,973)	464,838
Selling, general and administrative expenses	35	82,980	43	21,500	(49)	104,509
Accretion of environmental liabilities	—	9,702	—	692	—	10,394
Depreciation and amortization	—	21,086	—	3,008	—	24,094

Income (loss) from operations	(35)	20,629	6	18,784	—	39,384
Other income (expense)	(1,590)	245	—	—	—	(1,345)
Equity in earnings of subsidiaries	35,761	7,843	—	—	(43,604)	—
(Loss) on refinancing	(7,099)	—	—	—	—	(7,099)
Interest income (expense), net	(23,475)	1,478	—	(300)	—	(22,297)
Intercompany dividend income (expense)	—	—	—	5,411	(5,411)	—
Intercompany interest income (expense)	—	5,223	—	(5,223)	—	—

Income before provision for income taxes	3,562	35,418	6	18,672	(49,015)	8,643
Provision for income taxes	962	42	—	5,039	—	6,043

Net income	$2,600	$35,376	$6	$13,633	$(49,015)	$2,600

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$141,032	$(5,495)	$9,957	$(84,112)	$61,382

Cash flows from investing activities:
Additions to property, plant and equipment	—	(35,507)	(5,161)	—	(40,668)
Acquisition of Teris LLC	(51,492)	—	—	—	(51,492)
Proceeds from sale of restricted investments	3,469	—	—	—	3,469
Purchase of available-for-sale securities	(11,750)	(43,878)	—	—	(55,628)
Proceeds from insurance claims	384	—	—	—	384
Sales of marketable securities	1,650	43,738	—	—	45,388
Proceeds from sale of fixed assets and assets held for sale	—	2,010	—	—	2,010
Increase in permits	—	(2,348)	—	—	(2,348)
Investment in subsidiaries	(71,515)	(12,597)	—	84,112	—

Net cash provided by (used in) investing activities	(129,254)	(48,582)	(5,161)	84,112	(98,885)

Cash flows from financing activities:
Change in uncashed checks	—	1,942	1,186	—	3,128
Proceeds from exercise of stock options	2,354	—	—	—	2,354
Dividend payments on preferred stock	(276)	—	—	—	(276)
Excess tax benefit from stock-based compensation	5,239	—	—	—	5,239
Deferred financing costs incurred	(983)	—	—	—	(983)
Proceeds from employee stock purchase plan	801	—	—	—	801
Payments on capital leases	—	(1,850)	(261)	—	(2,111)
Dividends (paid) received	—	(11,810)	11,810	—	—
Proceeds from term loan	30,000	—	—	—	30,000
Principal payments on debt	(58,482)	—	—	—	(58,482)

Net cash provided by (used in) financing activities	(21,347)	(11,718)	12,735	—	(20,330)

Increase in cash and cash equivalents	(9,569)	(65,795)	17,531	—	(57,833)
Effect of exchange rate change on cash	—	—	(1,066)	—	(1,066)
Cash and cash equivalents, beginning of year	10,391	110,649	11,409	—	132,449

Cash and cash equivalents, end of year	$822	$44,854	$27,874	$—	$73,550

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(26,524)	$108,092	$9,734	$(61,635)	$29,667

Cash flows from investing activities:
Additions to property, plant and equipment	—	(16,076)	(3,379)	—	(19,455)
Cost of restricted investments purchased	(3,469)	—	—	—	(3,469)
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—	—
Proceeds from insurance claim	3,500	—	—	—	3,500
Sales of marketable securities	10,000	6,800	—	—	16,800
Proceeds from sales of fixed assets	—	977	10	—	987
Increase in permits	—	(1,864)	(8)	—	(1,872)
Investment in subsidiaries	(48,595)	(13,040)	—	61,635	—

Net cash provided by (used in) investing activities	(38,564)	(12,938)	(13,642)	61,635	(3,509)

Cash flows from financing activities:
Change in uncashed checks	—	1,633	(198)	—	1,435
Proceeds from exercise of stock options	4,470	—	—	—	4,470
Proceeds from exercise of warrants	12,474	—	—	—	12,474
Proceeds from issuance of common stock	60,224	—	—	—	60,224
Dividend payments on preferred stock	(279)	—	—	—	(279)
Deferred financing costs incurred	(2,055)	—	—	—	(2,055)
Proceeds from employee stock purchase plan	569	—	—	—	569
Payments on capital leases	—	(1,600)	(215)	—	(1,815)
Dividend (paid) received	—	(5,522)	5,522	—	—

Net cash provided by (used in) financing activities	75,403	(5,489)	5,109	—	75,023

Increase in cash and cash equivalents	10,315	89,665	1,201	—	101,181
Effect of exchange rate change on cash	—	—	187	—	187
Cash and cash equivalents, beginning of year	76	20,984	10,021	—	31,081

Cash and cash equivalents, end of year	$10,391	$110,649	$11,409	$—	$132,449

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2004 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Domestic Non-Guarantor Subsidiary	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$30,062	$51,040	$(14)	$14,976	$(43,604)	$52,460

Cash flows from investing activities:
Additions to property, plant and equipment	—	(21,017)	—	(5,326)	—	(26,343)
Cost of restricted investments purchased	(4,390)	—	—	—	—	(4,390)
Proceeds from sales of restricted investments	93,207	—	—	—	—	93,207
Purchases of marketable securities	(80,925)	(9,800)	—	—	—	(90,725)
Sales of marketable securities	70,925	3,000	—	—	—	73,925
Proceeds from sales of fixed assets	—	2,184	—	—	—	2,184
Increase in permits	—	(227)	—	—	—	(227)
Investment in subsidiaries	(35,761)	(7,843)	—	(90,320)	133,924	—

Net cash provided by (used in) investing activities	43,056	(33,703)	—	(95,646)	133,924	47,631

Cash flows from financing activities:
Repayments on Senior Loans	(107,209)	—	—	—	—	(107,209)
Issuance of Senior Secured Notes	148,045	—	—	—	—	148,045
Net repayments under revolving credit facility	(33,492)	—	—	(1,676)	—	(35,168)
Redemption of Series C Preferred Stock	(25,000)	—	—	—	—	(25,000)
Change in uncashed checks	—	(370)	—	789	—	419
Proceeds from exercise of stock options	386	—	—	—	—	386
Dividend payments on preferred stock	(2,187)	—	—	—	—	(2,187)
Deferred financing costs incurred	(10,289)	—	—	—	—	(10,289)
Proceeds from employee stock purchase plan	487	—	—	—	—	487
Payments on capital leases	—	(1,296)	—	(180)	—	(1,476)
Repayment of Subordinated Loans	(40,000)	—	—	—	—	(40,000)
Intercompany note	—	(90,320)	—	90,320	—	—
Issuance of preferred stock	—	90,320	—	—	(90,320)	—
Debt extinguishment payments	(3,420)	—	—	—	—	(3,420)
Cash paid in lieu of warrants	(363)	—	—	—	—	(363)

Net cash provided by (used in) financing activities	(73,042)	(1,666)	—	89,253	(90,320)	(75,775)

Increase (decrease) in cash and cash equivalents	76	15,671	(14)	8,583	—	24,316
Effect of exchange rate change on cash	—	—	—	434	—	434
Cash and cash equivalents, beginning of year	—	5,313	14	1,004	—	6,331

Cash and cash equivalents, end of year	$76	$20,984	$—	$10,021	$—	$31,081

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2006

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions (Deductions) Charged to (from) Operating Expense	Deductions from Reserves (a)	Balance End of Period
2004	$3,572	$1,232	$1,081	$3,723
2005	$3,723	$(105)	$1,199	$2,419
2006	$2,419	$1,089	$978	$2,530

(a)
Amounts deemed uncollectible, net of recoveries.

Sales Allowance	Balance Beginning of Period	Increase (Decrease) in Sales Allowance	Balance End of Period
2004	$1,376	$226	$1,602
2005	$1,602	$1,243	$2,845
2006	$2,845	$(1,104)	$1,741

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

Management's Annual Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on the criteria in the Internal Control-Integrated Framework.

        Management's assessment of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent all errors and all fraud.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
Norwell, Massachusetts

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Clean Harbors, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement on Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2007

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2007 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Commission by April 30, 2007.

        For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2007 Annual Meeting of Stockholders, the following table includes information as of December 31, 2006 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	549,771	$11.31	712,906

(1)
Includes: (i) the Company's 1992 Equity Incentive Plan (the "1992 Plan") which expired in 2002, but under which there were outstanding on December 31, 2006, options for an aggregate of 99,615 shares; and (ii) the Company's 2000 Equity Incentive Plan under which there were on December 31, 2006, outstanding options for an aggregate of 450,156 shares, and 712,906 shares were available for grant of future options or restricted stock awards.

        In addition, the Company has an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2006, there were 554,749 shares reserved for future issuance under the ESSP.

        Note 21, "Employee Benefit Plans," to the financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this report presents further information about the plans summarized above.

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

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(6)

3.4B	Amended and Restated By-Laws of Clean Harbors, Inc.	(7)
4.28B
	Amended and Restated Loan and Security Agreement dated June 30, 2004, and amended and restated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(8)
4.28C	Revolving Term Note dated December 1, 2005 executed by Clean Harbors, Inc.	(8)
4.28D
	Amendment No. 1 dated as of April 4, 2006, to (a) the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto, and (b) the Amended and Restated Security Agreement, dated as of December 1, 2005, among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc., U.S. Bank National Association, as trustee for the second lien note creditors (as defined therein), and Credit Suisse, as collateral agent and administrative agent for the LC Facility	(9)
4.28E
	Amendment No. 2 dated as of July 20, 2006, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(10)
4.28F	Term Loan Supplement dated as of August 18, 2006 among Clean Harbors, Inc. and the Subsidiaries party thereto, the Term Loan Lenders party thereto, Credit Suisse Securities (USA) LLC, as Arranger, Credit Suisse, as LC Facility Administrative Agent and LC Facility Collateral Agent, and the Guarantors party thereto	(11)

4.28G	Joinder Agreement dated as of August 18, 2006, made by Clean Harbors El Dorado, LLC, and Clean Harbors Wilmington, LLC, in favor of (a) Credit Suisse, as LC Facility Collateral Agent and LC Facility Administrative Agent, and (b) Bank of America, N.A., as Administrative Agent for the Revolving Facility	(11)
4.28H	Assumption Agreement dated as of August 18, 2006 made by Clean Harbors El Dorado, LLC, and Clean Harbors Wilmington, LLC, in favor of Credit Suisse, as Collateral Agent and LC Facility Agent	(11)
4.28I
	Amendment No. 3 dated as of October 16, 2006, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(12)
4.29A	Amended and Restated Security Agreement dated as of June 30, 2004 and amended and restated as of December 1, 2005, among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc. in favor of Credit Suisse, as collateral agent (and as administrative agent under the LC Facility (as defined therein), for the benefit of the Secured Creditors (as defined therein), and acknowledged and agreed to by U.S. Bank National Association, solely in its capacity as trustee under the Senior Second Lien Notes Indenture (as defined therein) and not individually	(8)
4.32	Indenture dated as of June 30, 2004 by and among Clean Harbors, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee	(13)
4.32A	Supplemental Indenture dated as of August 18, 2006, among Clean Harbors, Inc., Clean Harbors El Dorado, LLC, Clean Harbors Wilmington, LLC, and U.S. Bank National Association, as Trustee	(11)
10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(14)
10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(14)
10.38	Clean Harbors, Inc. 1992 Equity Incentive Plan	(15)
10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(16)
10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(17)

10.42	Clean Harbors, Inc. 2000 Stock Incentive Plan	(18)
10.42A	Standard form of Non-Qualified Stock Option Agreement for employees	(19)
10.42B	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers	(19)
10.42C	Form of Non-Qualified Stock Option Agreement for non-employee directors	(19)
10.42D	First Amendment to Clean Harbors, Inc. 2000 Stock Incentive Plan	(20)
10.42E	Form of Restricted Stock Award Agreement	(21)
10.42F	Form of Performance-Based Restricted Stock Award	(9)
10.43	Key Employee Retention Plan	(22)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.48	Form of Common Stock Purchase Warrant expiring September 10, 2009	(13)
10.49	Investors Rights Agreement among Clean Harbors, Inc. and the initial holders of Common Stock Purchase Warrants expiring September 10, 2009, dated as of June 30, 2004	(19)
10.50	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(23)
10.51	Purchase and Sale Agreement by and between SITA U.S.A. Inc. and Clean Harbors, Inc. for all of the outstanding ownership interests in Teris L.L.C. dated as of May 3, 2006	(9)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith

(1)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report dated February 22, 2002.

(2)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report dated September 10, 2002.

(5)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)
Incorporated by reference to the similarly numbered exhibit to the Company's Form S-8 Report dated May 18, 2005.

(7)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report dated April 4, 2005.

(8)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report dated December 1, 2005.

(9)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2006.

(10)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2006.

(11)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report dated August 18, 2006.

(12)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended September 30, 2006.

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

(16)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 1994.

(17)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period Ended June 30, 1995.

(18)
Incorporated by reference to the Company's definitive Proxy Statement filed on April 28, 2000.

(19)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2004.

(20)
Incorporated by reference to the similarly numbered exhibit to the Company's definitive Proxy Statement filed on April 15, 2005.

(21)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 2005.

(22)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(23)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report dated August 1, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM Alan S. McKim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman of the Board of Directors, President and Chief Executive Officer	March 16, 2007
/s/ JAMES M. RUTLEDGE James M. Rutledge	Executive Vice President, Chief Financial and Accounting Officer	March 16, 2007
* Gene Banucci	Director	March 16, 2007
* John D. Barr	Director	March 16, 2007
* John P. Devillars	Director	March 16, 2007
* John F. Kaslow	Director	March 16, 2007
* Daniel J. McCarthy	Director	March 16, 2007
* John T. Preston	Director	March 16, 2007
* Andrea Robertson	Director	March 16, 2007
* Thomas J. Shields	Director	March 16, 2007
* Lorne R. Waxlax	Director	March 16, 2007
By:	/s/ ALAN S. MCKIM Alan S. McKim Attorney-in-Fact

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Disclosure Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
CLEAN HARBORS, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS For the Three Years Ended December 31, 2006 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES