Form 10-Q
period 2007-03-31
CLEAN HARBORS INC
filed 2007-05-10
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR

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

(781) 792-5000
(Registrant’s Telephone Number, Including)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	19,831,799
(Class)	(Outstanding at May 8, 2007)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$57,948	$73,550
Marketable securities	11,117	10,240
Accounts receivable, net of allowance for doubtful accounts of $2,245 and $2,530 respectively	160,780	169,581
Unbilled accounts receivable	15,364	16,078
Deferred costs	6,899	7,140
Prepaid expenses and other current assets	10,219	9,301
Supplies inventories	20,742	20,101
Deferred tax assets	9,281	9,238
Income taxes receivable	151	150
Properties held for sale	7,327	7,440
Total current assets	299,828	322,819
Property, plant and equipment:
Land	15,860	15,873
Asset retirement costs (non-landfill)	1,416	1,415
Landfill assets	18,804	11,399
Buildings and improvements	105,884	105,190
Vehicles	25,469	25,192
Equipment	252,994	249,981
Furniture and fixtures	1,401	1,400
Construction in progress	17,786	24,950
	439,614	435,400
Less—accumulated depreciation and amortization	198,887	191,274
	240,727	244,126
Other assets:
Deferred financing costs	7,182	7,206
Goodwill	21,667	19,032
Permits and other intangibles, net of accumulated amortization of $31,655 and $30,386, respectively	65,967	65,743
Investment in joint venture	—	2,208
Deferred tax assets	11,464	6,388
Other	3,781	3,286
	110,061	103,863
Total assets	$650,616	$670,808

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Current liabilities:
Uncashed checks	$6,919	$11,083
Current portion of capital lease obligations	1,193	1,391
Accounts payable	69,722	81,432
Accrued disposal costs	2,888	3,058
Deferred revenue	28,779	29,409
Other accrued expenses	42,569	53,941
Current portion of closure, post-closure and remedial liabilities	12,418	13,707
Income taxes payable	2,092	4,333
Total current liabilities	166,580	198,354
Other liabilities:
Closure and post-closure liabilities, less current portion of $1,900 and $2,035, respectively	24,526	23,520
Remedial liabilities, less current portion of $10,518 and $11,672, respectively	136,219	136,173
Long-term obligations, less current maturities	120,549	120,522
Capital lease obligations, less current portion	2,657	2,648
Other long-term liabilities	57,673	15,609
Accrued pension cost	755	796
Total other liabilities	342,379	299,268

Stockholders’ equity:
Preferred stock, $.01 par value:
Series B convertible preferred stock; authorized 154,416 shares; issued and outstanding 68,810 and 69,000 shares, respectively (liquidation preference of $3,500)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 19,796,551 and 19,685,002 shares, respectively	198	197
Treasury stock	(519)	—
Additional paid-in capital	153,446	151,691
Accumulated other comprehensive income	9,515	8,939
Accumulated earnings (deficit)	(20,984)	12,358
Total stockholders’ equity	141,657	173,186
Total liabilities and stockholders’ equity	$650,616	$670,808

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues	$205,024	$184,495
Cost of revenues (exclusive of items shown separately below)	151,604	131,358
Selling, general and administrative expenses (including stock-based compensation costs of $894 and $557, respectively)	31,355	28,355
Accretion of environmental liabilities	2,474	2,510
Depreciation and amortization	8,938	7,279
Income from operations	10,653	14,993
Other income (expense)	6	(30)
Loss on early extinguishment of debt	—	(8,290)
Interest (expense), net of interest income of $795 and $769, respectively	(3,184)	(3,173)
Income before provision for income taxes	7,475	3,500
Provision for income taxes	3,974	695
Net income	3,501	2,805
Dividends on Series B Preferred Stock	69	69
Net income attributable to common stockholders	$3,432	$2,736

Earnings per share:
Basic income attributable to common stockholders	$0.17	$0.14
Diluted income attributable to common stockholders	$0.17	$0.14

Weighted average common shares outstanding	19,750	19,390
Weighted average common shares outstanding plus potentially dilutive common shares	20,637	20,509

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,501	$2,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,938	7,279
Allowance for doubtful accounts	(330)	(32)
Amortization of deferred financing costs and debt discount	474	384
Accretion of environmental liabilities	2,474	2,510
Changes in environmental estimates	(1,929)	(1,230)
Deferred income taxes	(5,056)	965
Stock-based compensation	894	557
Loss on sale of fixed assets and assets held for sale	6	32
Write-off of deferred financing costs and debt discount	—	2,383
Changes in assets and liabilities:
Accounts receivable	10,586	13,691
Other current assets	(779)	(850)
Accounts payable	(11,506)	(10,756)
Other current liabilities	(9,953)	(11,360)
Environmental expenditures	(1,687)	(1,570)
Net cash (used in) provided by operating activities	(4,367)	4,808
Cash flows from investing activities:
Additions to property, plant and equipment	(5,722)	(10,218)
Acquisition of Ensco Caribe, net of cash acquired	(1,131)	—
Costs to obtain or renew permits	(64)	—
Proceeds from sales of fixed assets and assets held for sale	140	366
Proceeds from sales of restricted investments	—	3,470
Purchase of available-for-sale securities	(877)	(43,500)
Net cash (used in) investing activities	(7,654)	(49,882)
Cash flows from financing activities:
Change in uncashed checks	(4,158)	(197)
Proceeds from exercise of stock options	740	425
Deferred financing costs incurred	(32)	(85)
Proceeds from employee stock purchase plan	260	179
Dividend payments on preferred stock	(69)	(69)
Payments on capital leases	(437)	(737)
Other	(69)	—
Excess tax benefit of stock-based compensation	—	53
Principal payments on debt	—	(52,500)
Net cash used in financing activities	(3,765)	(52,931)
Effect of exchange rate change on cash	184	(315)
(Decrease) in cash and cash equivalents	(15,602)	(98,320)
Cash and cash equivalents, beginning of period	73,550	132,449
Cash and cash equivalents, end of period	$57,948	$34,129
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$5,680	$8,865
Income taxes paid	5,789	568
Non-cash investing and financing activities:
Property, plant and equipment accrued	$2,255	$854
Capital lease obligations	—	107
Shares remitted to settle employees’ tax obligations	(519)	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock					Accumulated Other
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholder’s Equity
Balance at January 1, 2007	69	$1	19,685	$197	$—	$151,691		$8,939	$12,358	$173,186
Net income	—	—	—	—	—	—	$3,501	—	3,501	3,501
Foreign currency translation	—	—	—	—	—	—	576	576	—	576
Comprehensive income	—	—	—	—	—	—	$4,077	—	—	—
FIN 48 cummulative effect adjustment (see Note 9)	—	—	—	—	—	—		—	(36,843)	(36,843)
Other	—	—	—	—	—	(69)		—	—	(69)
Series B preferred stock dividends	—	—	—	—	—	(69)		—	—	(69)
Stock-based compensation	—	—	—	—	—	894		—	—	894
Conversion of Series B preferred stock	—	—	1	—	—	—		—	—	—
Issuance of restricted shares, net of shares remitted (see Note 11)	—	—	25	—	(519)	—		—	—	(519)
Exercise of stock options	—	—	79	1	—	739		—	—	740
Employee stock purchase plan	—	—	7	—	—	260		—	—	260
Balance at March 31, 2007	69	$1	19,797	$198	$(519)	$153,446		$9,515	$(20,984)	$141,657

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements. Additionally, the estimates and assumptions used in determining landfill airspace amortization rates per cubic yard, capping, closure and post-closure liabilities as well as environmental remediation liabilities require significant engineering and accounting input. The Company reviews these estimates and assumptions on an ongoing basis. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating matters so far into the future. Certain reclassifications have been made in the prior period’s Consolidated Financial Statements to conform to the presentation for the period ended March 31, 2007.

(2) ACQUISITION

On January 3, 2007, Ensco Caribe, Inc., a Puerto Rico corporation (“Ensco Caribe”) then owned 50% by Clean Harbors El Dorado, LLC (“CH El Dorado”) and 50% by Ochoa Industrial Sales Corporation (“Ochoa”), redeemed the 50% stock ownership of Ochoa for $3.0 million, of which $300,000 was placed in escrow for a period of 14 months as security for the representations and warranties of Ochoa. Immediately after the redemption, Ensco Caribe was 100% owned by CH El Dorado, the name “Ensco Caribe, Inc.” was changed to “Clean Harbors Caribe, Inc.”, and the Puerto Rico operations of Clean Harbors Environmental Services, Inc. were transferred to Clean Harbors Caribe, Inc.   The primary reasons for the acquisition of Ensco Caribe was to further improve the Company’s ability to service customers on the island, leverage the Company’s existing waste collection and disposal capabilities in Puerto Rico and capitalize on the site services and emergency response capabilities of the Ensco Caribe operations.

The Company has accounted for this transaction (the “New Investment”) as a step acquisition as the original investment in Ensco Caribe was acquired as part of the acquisition of Teris LLC in August 2006. Therefore, the fair value of the original investment of $2.1 million was separately determined as part of the purchase price allocation of the Teris LLC assets and liabilities. The value of the New Investment was allocated based on the fair value of assets acquired and liabilities assumed as of January 3, 2007. The total purchase price of $5.1 million reflected an excess of purchase price over fair value of the net assets acquired of approximately $2.6 million which has been recorded as goodwill.

(3) SUMMARY OF SELECTED ACCOUNTING POLICIES

The accompanying consolidated financial statements of the Company reflect the application of certain significant accounting policies as described below:

(a) Closure and Post-closure Costs

Closure and post-closure costs incurred are increased for inflation (2.57% and 2.17% for closure and post-closure liabilities incurred in the three-month periods ended March 31, 2007 and 2006, respectively). The Company uses an inflation rate published by the U.S. Department of Labor, Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at the Company’s credit-adjusted risk-free interest rate (9.0% and 9.25% for closure and post-closure liabilities incurred in the three-month periods ended March 31, 2007 and 2006, respectively). For the asset retirement obligations incurred in the three-month periods ended March 31, 2007 and 2006, the Company estimated its credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of its 11.25% Senior Secured Notes then outstanding by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30-year U.S. Treasury Bond. Under SFAS No. 143, Accounting for Asset Retirement Obligations, the cost of financial assurance for the closure and post-closure care periods cannot be accrued but rather is a period cost. Prior to the adoption of SFAS No. 143, the Company accrued the cost of financial assurance relating to both landfill and non-landfill closure and to both landfill and non-landfill post-closure care, as required, under SFAS No. 5, Accounting for Contingencies. Under SFAS No. 143, financial assurance is no longer included as a component of closure or post-closure costs. SFAS No. 143 requires the cost of financial assurance to be expensed as incurred, and SFAS No. 143 requires the cost of financial assurance to be considered in the determination of the credit-adjusted risk-free interest rate. Under SFAS No. 143, the cost of financial assurance is considered in the determination of the credit-adjusted risk-free interest rate used to discount the closure and post-closure obligations.

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

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company’s Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of March 31, 2007, there were four unpermitted expansions included in the Company’s landfill accounting model, which represented 37.4% of the Company’s remaining airspace at that date. Of these expansions, one represents an exception to the Company’s established criteria. In March 2004, the Chief Financial Officer approved and the Audit Committee of the Board of Directors reviewed and approved this exception for the inclusion of 7.8 million cubic yards of unpermitted airspace in highly probable airspace because the Company determined that the airspace was highly probable even though the permit application would not be submitted within the next year. All of the other criteria were met for the inclusion of this airspace in highly probable airspace. At March 31, 2007, this still represents an exception to the Company’s criteria. Had the Company not included the 7.8 million cubic yards of unpermitted airspace in highly probable airspace, operating expense for the three-month periods ended March 31, 2007 and 2006 would have been higher by $179 thousand and $163 thousand, respectively.

The following table presents the remaining highly probable airspace from January 1, 2007 through March 31, 2007 (in thousands):

Highly Probable Airspace (cubic yards)
Remaining capacity at January 1, 2007	28,040
Consumed during three-months ended March 31, 2007	(191)
Remaining capacity at March 31, 2007	27,849

Changes to landfill assets for the three-month period ended March 31, 2007 were as follows (in thousands):

	Balance at January 1, 2007	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at March 31, 2007
Landfill Assets	$11,399	$384	$6,632	$318	$71	$18,804

Changes to landfill assets for the three-month period ended March 31, 2006 were as follows (in thousands):

	Balance at January 1, 2006	Asset Retirement Costs	Capital Additions	Changes in Estimates of Closure and Post-Closure Liabilities	Currency Translations, Reclassifications, and Other	Balance at March 31, 2006
Landfill Assets	$7,599	$189	$3,489	$(279)	$(9)	$10,989

Rates used to amortize landfill assets are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and are recalculated each year. During the three-month periods ended March 31, 2007, and 2006, landfill assets were depreciated at average rates of $2.91 and $2.42 per cubic yard, respectively. The increase in the amortization rate resulted primarily from an increase in cell closure cost estimates based on a re-evaluation of the landfill closure liabilities and amortization of new permits.

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

(b) Remedial Liabilities

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

Claims for Recovery

The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At March 31, 2007 and 2006, the Company had recorded no such claims.

(4) CLOSURE AND POST-CLOSURE LIABILITIES

Reserves for closure and post-closure obligations are as follows (in thousands):

	March 31, 2007	December 31, 2006
Landfill facilities:
Cell closure	$18,346	$17,293
Facility closure	794	751
Post-closure	878	814
	20,018	18,858
Non-landfill retirement liability:
Facility closure	6,408	6,697
	26,426	25,555
Less obligation classified as current	1,900	2,035
Long-term closure and post-closure liabilities	$24,526	$23,520

All of the landfill facilities included in the amounts shown above are active as of March 31, 2007.

Anticipated payments at March 31, 2007 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining nine months of 2007	$306
2008	5,920
2009	5,105
2010	8,734
2011	1,818
Thereafter	197,885
Undiscounted closure and post-closure liabilities	219,768
Less: Reserves to be provided (including discount of $113.1 million) over remaining site lives	(193,342)
Present value of closure and post-closure liabilities	$26,426

The changes to closure and post-closure liabilities for the three months ended March 31, 2007 are as follows (in thousands):

	January 1, 2007	New Asset Retirement Obligations	Accretion	Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifications and Other	Payments	March 31, 2007
Landfill retirement liability	$18,858	$384	$631	$(169)	$318	$13	$(17)	$20,018
Non-landfill retirement liability	6,697	—	206	(482)	—	3	(16)	6,408
Total	$25,555	$384	$837	$(651)	$318	$16	$(33)	$26,426

New asset retirement obligations incurred in 2007 are being discounted at the credit-adjusted risk-free rate of 9.0%  and inflated at a rate of 2.57%.

(5) REMEDIAL LIABILITIES

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

The Company records environmental-related accruals for remedial obligations at both its landfill and non-landfill operations. See Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of the Company’s methodology for estimating and recording these accruals.

Reserves for remedial obligations are as follows (in thousands):

	March 31, 2007	December 31, 2006
Remedial liabilities for landfill sites	$4,978	$4,917
Remedial liabilities for inactive sites	90,179	91,494
Remedial liabilities (including Superfund) for non-landfill operations	51,580	51,434
	146,737	147,845
Less obligations classified as current	10,518	11,672
Long-term remedial liabilities	$136,219	$136,173

Anticipated payments at March 31, 2007 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining nine months of 2007	$8,174
2008	9,935
2009	11,062
2010	10,960
2011	12,659
Thereafter	137,740
Undiscounted remedial liabilities	190,530
Less: Discount	(43,793)
Total remedial liabilities	$146,737

The anticipated payments for long-term maintenance range from $4.9 million to $8.1 million per year over the next five years. Spending on one-time projects for the next five years ranges from $2.1 million to $3.9 million per year with an average expected payment of $3.1 million per year. Legal and Superfund liabilities payments are expected to be between $0.7 million and $1.5 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

The changes to remedial liabilities for the three months ended March 31, 2007 are as follows (in thousands):

	January 1, 2007	Accretion	Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	March 31, 2007
Remedial liabilities for landfill sites	$4,917	$56	$—	$25	$(20)	$4,978
Remedial liabilities for inactive sites	91,494	1,054	(1,531)	33	(871)	90,179
Remedial liabilities (including Superfund) for non-landfill operations	51,434	527	253	129	(763)	51,580
Total	$147,845	$1,637	$(1,278)	$187	$(1,654)	$146,737

The net $1.3 million benefit from changes in estimates recorded to selling, general and administrative expenses on the consolidated statement of operations was due to: (i) regulator approval of less costly alternative remediation plan, (ii) the discounting effect of delays in certain remedial projects, and (iii) increase in utilitization of a facility thus avoiding projected near-term closure.

(6) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2007	December 31, 2006
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	$91,518	$91,518
Term Loan with a financial institution, bearing interest at the U.S. prime rate (8.25% at March 31, 2007) plus 1.5%, or the Eurodollar rate (5.20% at March 31, 2007) plus 2.50%, collateralized by a first-priority lien (second priority as to accounts receivable) on substantially all of the Company’s assets within the United States (maturity date of December 1, 2010)	30,000	30,000
Less unamortized issue discount	(969)	(996)
Less obligations classified as current	—	—
Long-term obligations	$120,549	$120,522

The fair value of the Senior Secured Notes at March 31, 2007 and 2006 was $99.1 million and $105.9 million, respectively.  At March 31, 2007, the Company had no borrowings and $45.6 million of letters of credit outstanding under the Revolving Facility, and the Company had approximately $24.4 million available to borrow.   At March 31, 2007, letters of credit outstanding under the Synthetic LC facility were $49.9 million.

Under the Amended Credit Agreement, the Company is required to maintain certain financial covenants as follows:

	March 31, 2007	December 31, 2006
Covenant	Requirement per Facility	Requirement per Facility
Leverage ratio	< 2.35 to 1	< 2.40 to 1
Interest coverage ratio	> 2.85 to 1	> 2.85 to 1
Fixed charge coverage ratio	> 1 to 1	> 1 to 1

As of March 31, 2007, the Company was in compliance with the covenants under all the Company’s debt agreements.

(7) LEGAL PROCEEDINGS

The Company’s waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At March 31, 2007, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and /or from the Company’s waste treatment, storage and disposal facilities.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets for two reasons as described below. As of March 31, 2007, the Company had reserves of $25.4 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings.  At December 31, 2006, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.1 million greater than the $25.1 million reserve balance at December 31, 2006. The Company believes that as of March 31, 2007, there has been no material change in the reasonably possible amount of $3.1 million.  The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 5, “Remedial Liabilities.”

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

Because the continuation of such proceedings by the Mercier Subsidiary, which the Company now owns, would require the Company to incur legal and other costs and the risks inherent in any such litigation, the Company, as part of its integration plan for the CSD assets, decided to review options which will allow the Company to establish harmonious relations with the local communities, resolve the adversarial situation with the Provincial government and spare continued legal costs. Based upon the Company’s review of likely settlement possibilities, the Company anticipates that as part of any such settlement it will likely agree to assume at least partial responsibility for remediation of certain environmental contamination and certain prior costs. At March 31, 2007 and December 31, 2006, the Company had accrued $11.1 million and $11.2 million, respectively, for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.

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

The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the U.S.Environmental Protection Agency (the “EPA”) pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. The Company cannot now estimate the Company’s potential liability for Devil’s Swamp; accordingly, the Company has accrued no liability for remediation of Devil’s Swamp beyond what was already accrued pertaining to the ongoing corrective actions and amounts sufficient to cover certain estimated legal fees and related expenses.

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

Although the Sellers never held an equity interest in Marine Shale, the Sellers were among the largest customers of Marine Shale in terms of overall incineration revenue. Based on a plan to settle obligations that was established at the time of the Company’s acquisition of the CSD assets in 2002, the Company obtained more complete information as to the potential status of the Marine Shale facility and the RPI site as a Superfund site or sites, the potential costs associated with possible removal and disposal of some or all of the vitrified aggregate and closure and remediation of the Marine Shale facility and the RPI site, and the respective shares of other identified potential PRPs on a volumetric basis. Accordingly, the Company determined in the third quarter of 2003 that the remedial liabilities and associated legal costs were then probable and estimable and recorded liabilities for the Company’s estimate of the Sellers’ proportionate share of environmental cleanup costs potentially payable to governmental entities under federal and/or state Superfund laws. In September 2006, following a public notice and comment period, the EPA and the Louisiana Department of Environmental Quality (the “LDEQ”) obtained final federal court approval of a settlement that addressed the remediation of the RPI site with one PRP agreeing to implement and complete the remedial measures required to remediate the RPI site to the satisfaction of these regulatory agencies. The remedial measures require that PRP to consolidate, level, and install a man-made engineered containment cap on the RPI site, and to monitor the site, pursuant to a timetable and schedule specified in the consent decree, at the sole expense of that PRP. That PRP also agreed to pay $200 thousand towards the eventual cleanup of the Marine Shale former incinerator site. As a result of this settlement and change in circumstances, the Company reflected a change in estimate by recording a $10.3 million decrease in the reserves which the Company had established with respect to those potential liabilities in connection with the Company’s acquisition of the CSD assets. This reduction was recorded to selling, general and administrative expenses during the fiscal quarter ended September 30, 2006. As at March 31, 2007, the amount of the Company’s remaining reserves relating to the Marine Shale facility and the RPI site was $3.5 million.

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

Third Party Superfund Sites.  Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to two of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following three paragraphs. Of the remaining Listed Third Party Sites, the Company, on behalf of the Sellers are contesting with the governmental entities and PRP groups involved the liability at two sites: have settled the Sellers’ liability at two sites, and plan to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to all of the 35 Listed Third Party Sites, the Company had reserves of $4.6 million at March 31, 2007 and $4.9 million at December 31, 2006.

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

With respect to a second of the 35 Listed Third Party Sites (the “Breslube-Penn Site”), which is located in Moon Township, Allegheny County, Pennsylvania, the EPA brought suit in 1997 in the U.S. District Court for the Western District of Pennsylvania against a large number of PRPs for recovery of the EPA’s response costs in connection with that site. The named defendants are alleged to be jointly and severally liable for the remediation of the site and all response costs associated with the site. One of the Sellers, GSX Chemical Services of Ohio (“GSX”), was a named defendant in the original complaint. In August or September 2006, the EPA filed an amended complaint naming the Company as defendant, alleging that the Company was the successor in interest to the liability of GSX. The Company has filed an answer to the government’s complaint, but at this time the Company is uncertain as to what, if any, liability the Company may have. The Company understands the EPA plans to submit in the near future an amended case management order that will clarify the procedural steps required to bring the case to resolution. Typically, liability among PRPs is allocated according to volumetric estimates of each PRP’s contribution to the overall contamination at the site, with the larger liability PRPs typically forming a work group to oversee and pay for the response, and liability is also typically classified for certain PRPs as “de minimis” in order to encourage expeditious economic contributions from the smaller liability PRPs. At this time, the Company is uncertain which classification it will fall under, and the Company also does not have sufficient information to predict the total alleged liability of all of the PRPs.

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

Other Legal Proceedings Related to CSD Assets

Plaquemine, Louisiana Facility.  In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs which are represented by the same law firm have filed five lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC (“CH Plaquemine”), one of the Company’s subsidiaries, acquired as part of the CSD assets. The first such lawsuit was filed in December 2003 in the 18th Judicial District Court in Iberville Parish, Louisiana, against CH Plaquemine under the citizen suit provisions of the Louisiana Environmental Quality Act. The lawsuit alleges that the facility is in violation of state law by disposing of hazardous waste into an underground injection well that the plaintiffs allege is located within the banks or boundaries of a body of surface water within the jurisdiction of the State of Louisiana. The lawsuit also focuses on a “new area of concern” at the facility, which the plaintiffs allege is a source of contamination which will require environmental remediation and/or restoration. The lawsuit also alleges that CH Plaquemine’s former facility manager made false representations and failed to disclose material information to the regulators about the facility after CH Plaquemine acquired it in September 2002. The plaintiffs seek an order declaring the facility to be located within the banks or boundaries of a body of surface water under state law, payment of civil penalties of $27,500 per violation per day from and after November 17, 2003, and an additional penalty of $1.0 million for damages to the environment, plus interest. The plaintiffs also seek an order requiring the facility to remove all waste disposed of since September of 2002, and in general, to conduct an investigation into and remediate the alleged contamination at the facility, as well as damages for alleged personal injuries and property damage, natural resources damages, costs of litigation, and attorney’s fees.  Although the district court originally issued in January 2005 a preliminary injunction (which was promptly stayed pending appeal) against CH Plaquemine under this suit, the Louisiana First Circuit Court of Appeal in Baton Rouge ruled in favor of CH Plaquemine in June 2006, and in October 2006, the Louisiana Supreme Court declined to review the Circuit Court’s decision.

In April 2005, this same group of plaintiffs filed a second citizen suit naming Clean Harbors, Inc. (“CHI”), Clean Harbors Environmental Services, Inc. (“CHESI”), and an employee of CHESI as defendants. The second citizen suit alleges that CHI, CHESI and the CHESI employee are liable for conduct based upon claims that are substantially similar in nature to those filed against CH Plaquemine in the original citizen suit and also alleges that CHI and CHESI are liable for certain aspects of the operations of CH Plaquemine under the lawsuit’s so-called “Single Business Entity Doctrine.” This second lawsuit seeks civil penalties of $10,000 per day per violation from an unspecified date. On or about January 15, 2007, CH Plaquemine filed notice of the removal of both this second suit to the U.S. District Court for the Middle District of Louisiana.

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

The Company believes that all five of the lawsuits described above are without merit, and is vigorously defending against the claims made. The Company further believes that, since its acquisition by CH Plaquemine, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the “new area of concern” complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs’ claims relate to actions or omissions allegedly taken or caused prior to September 2002 by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order. Nevertheless, on June 9, 2006, the state district court ruled in the first lawsuit described above that CH Plaquemine was in violation of an ex-parte restraining order issued by the court in May 2004, and ordered the parties to submit a joint plan, or alternative plans, for cleanup of the CH Plaquemine facility no later than July 10, 2006. Both sides filed an individual cleanup plan on or before July 10, 2006, and on July 25, 2006, the plaintiffs filed a motion for the district court to adopt and implement their cleanup plan. On July 26, 2006, the plaintiffs filed a motion for damages and penalties seeking the imposition of fines against CH Plaquemine in excess of $7 million and a court-ordered deposit of $600,000 as initial financial assurance for the implementation of a cleanup plan. A ruling on all of those pending matters has been stayed by the bankruptcy filing by CH Plaquemine described below..

The Company has incurred legal expenses in connection with defending against the first three of the lawsuits described above that satisfied the $1.0 million deductible on the Company’s environmental impairment liability insurance applicable to the Plaquemine facility. Because the Company believes the claims against CH Plaquemine, CHI and CHESI in the five lawsuits are without merit and that the Company has adequate insurance to cover any future liabilities associated with such lawsuits, the Company does not now maintain any reserves associated with the Plaquemine lawsuits. The Company has previously established and maintains a separate reserve for the ongoing corrective actions at the Plaquemine facility (which is included within the Company’s reserves for remedial liabilities for its properties described in Note 5. The amount of this  reserve includes the cost to cover the  additional sampling and analytical testing being conducted in the vicinity of the “new area of concern.”).

Crowley, Louisiana Facility.  On December 8, 2006, the same law firm that represents the plaintiffs in the aforementioned five suits related to the CH Plaquemine facility also filed suit on behalf of Wilbert R. Perry against Clean Harbors, Inc. (“CHI”), two of CHI’s subsidiaries, Clean Harbors Disposal Services, Inc. (“Disposal”), and Crowley Disposal, LLC (“Crowley”), their insurers and various individuals and entities unrelated to the Company. The suit was originally filed in the 15th Judicial District Court, Acadia Parish, Louisiana, but has since been removed to the U.S. District Court for the Western District of Louisiana, Lafayette-Opelousas Division. The plaintiff in that case alleges the release and discharge of waste into the groundwater occurring over a 28-year span between 1969 and 1997 at a closed waste oil recovery and salvage facility that Crowley purchased in 2002 from the Sellers as part of the CSD transaction. Crowley’s corporate parent is Disposal, which is in turn owned by CHI. Disposal and CHI are alleged to be liable pursuant to the “Single Business Entity Doctrine.” The Company has not recorded any liability for this matter on the basis that any such liability is neither probable nor estimable.

CH Plaquemine Chapter 11 Proceedings.  On October 17, 2006, CH Plaquemine (which has operated at a loss during the past two years) ceased operations and filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern division. The Company believes that the filing of that chapter 11 petition by CH Plaquemine will have no adverse effect on the Company’s other operations. The chapter 11 filing had the immediate effect of automatically staying all litigation against CH Plaquemine by the plaintiffs in the aforementioned five lawsuits, although such automatic stay did not protect either CHI or CHESI, or Crowley from continued litigation.

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

On March 16, 2007, the parties reached a tentative and conditional settlement of all litigation with the plaintiffs in the six above-described lawsuits that if successful, would be a full and complete settlement of all such litigation.  In order to achieve the latter objective, it was necessary that notice be provided to all putative members of any class action against the Company or any of its subsidiaries.  As a result, all of the pending lawsuits were administratively closed (i.e. suspended) while CH Plaquemine obtained Bankruptcy Court approval for a form of publication notice of a bar date for the filing of claims against CH Plaquemine, which bar date is June 22, 2007 at 4:30 p.m. CDT. The Company intends to assist CH Plaquemine to confirm a plan of reorganization that will resolve all of the foregoing litigation, and all other claims similar to those raised by the plaintiffs, as part of a comprehensive claims resolution process approved by the Bankruptcy Court for the Middle District of Louisiana. If such a plan of reorganization cannot be confirmed, or such a comprehensive claims resolution process agreed upon, the Company at present is uncertain what further participation it will have with the financial and other problems of CH Plaquemine, other than by defending against the claims of the plaintiffs.  Because the conditional settlement is not yet final, management of the Company currently believes that the tentative and conditional nature of the settlement means that any liabilities associated therewith are not both probable and estimable at this time, and the Company therefore has not established any reserves for any potential liabilities in connection therewith, at present. Based on terms of the tentative agreement, the Company’s liability would not be expected to exceed $2.15 million.

Deer Trail, Colorado Facility.  On December 21, 2005, the Colorado Department of Public Health and Environment (“CDPHE”) granted to Clean Harbors Deer Trail, LLC (“CH Deer Trail”) a radioactive materials license (“RAD license”) to accept certain low level radioactive materials known as “NORM/TENORM” wastes for disposal at the CH Deer Trail facility in accordance with the license’s terms. On or about January 20, 2006, Adams County Colorado, the county where the CH Deer Trail facility is located, filed complaints in the Adams County District Court and the Denver County District Court against CDPHE seeking to vacate the CDPHE’s grant of the RAD license to CH Deer Trail. On or about February 8, 2006, the Colorado Attorney General representing CDPHE filed motions with both courts petitioning the courts to dismiss the County’s complaints on various procedural grounds. On April 5, 2006, attorneys for CH Deer Trail filed motions to intervene in both actions to protect the Company’s interest. Both the County and the State of Colorado agreed to CH Deer Trail’s motion to intervene.

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

On or about December 12, 2006 the City and County of Denver notified the Company that the City intended to award it a contract to dispose of certain debris at the Clean Harbors Deer Trail Facility from a project known as the “Denver Radium Streets” project. Clean Harbors’ Deer Trail facility has been designated by the Rocky Mountain Low-Level Radioactive Waste Compact (“Compact”) as a Regional Facility. Accordingly, it is the only facility in the three-state Compact Region’s jurisdiction (Colorado, New Mexico, Nevada) qualified to accept this material for disposal. On December 15, 2006 the Company notified the Adams County District Court and Adams County of its intention to proceed with the City and County of Denver contract and accept the aforementioned material in accordance with its State of Colorado Radioactive Materials License and Federal Compact Designation. On December 18, 2006 the original shipment of Denver Radium material was received at the facility followed by subsequent shipments on February 14 and 15, 2007. On or about February 16, 2007 Clean Harbors Deer Trail Facility received a vaguely worded Notice of Violation from Adams County, presumably as a result of accepting the aforementioned material. On February 20, 2007 the Company filed a motion with the Adams County District Court seeking a Temporary Restraining Order against Adams County from enforcing that Notice of Violation or any other enforcement based on the acceptance of material that Deer Trail is permitted, licensed and designated to receive. That motion along with the Company’s prior motions is still pending before the Court.

The Company’s position is that the Notice of Violation issued by Adams County is null and void ab initio as it is in conflict with the Radioactive Materials License issued by the Colorado Department of Public Health and Environment pursuant to Colorado state law and the Regional Facility Designation issued by the Compact pursuant to both Federal Law and the laws of Colorado. The Company will continue to contest the unlawful actions of Adams County and will continue to lawfully accept all materials authorized by its permits, licenses, and Compact Designation. The Company has not recorded any liability for this matter on the basis that such liability is neither probable nor estimable.

On April 25, 2007, the Adams County District Court on very narrow technical jurisdictional grounds dismissed the Company’s action for declaratory judgment. On that date Adams County filed a new action against the Company essentially asserting grounds that the County has asserted in prior proceedings in its defense against the Company.  The Company continues to believe that the grounds asserted by the County are factually and legally baseless and will contest the complaint vigorously.

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

As of March 31, 2007 and December 31, 2006, the Company had reserves of $0.6 million and $0.1 million, respectively, for cleanup of Superfund sites not related to the CSD acquisition or the Teris acquisition described below at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Furthermore, in July 2006, the Company was informed of its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. In February 2007, the New York State Department of Environmental Conservation issued an official Notice Letter pertaining to this site. The Company increased the reserve by $0.5 million during the three months ended March 31, 2007 pertaining to this potential liability.

Legal Proceedings Related to the Teris Acquisition.  On August 18, 2006, the Company purchased all of the outstanding membership interests in Teris LLC (“Teris”) and changed the name of Teris to “Clean Harbors El Dorado, LLC” (“CH El Dorado”). As a result of that purchase, CH El Dorado became a wholly-owned subsidiary of the Company. At the time of the acquisition, Teris was, and CH El Dorado now is, involved in certain legal proceedings arising from a fire on January 2, 2005, at the incineration facility owned and operated by Teris in El Dorado, Arkansas.

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

CH El Dorado intends to defend the claims vigorously, and the Company believes that the resolution of the three lawsuits described above will not have a materially adverse affect on the Company’s financial position, results of operations or cash flows. In addition to CH El Dorado’s defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance which Teris maintained or reserves which Teris had established prior to the acquisition, and the seller’s parent (which is a company with substantial net worth) guaranteed that indemnification obligation of the seller to the Company.

State and Provincial Enforcement Actions

London, Ontario Facility.  Clean Harbors Environmental Services, Inc., and one of the Company’s Canadian subsidiaries, Clean Harbors Canada, Inc., received a summons from the Provincial Ministry of Labour alleging a number of regulatory offenses under the Ontario Occupational Health and Safety Act as a result of a fire in October 2003 at a Clean Harbors Canada, Inc., waste transfer facility in London, Ontario. A worker at the facility received serious injuries as a result of the fire. The matter is pending in the Ontario Court of Justice in London, Ontario. The initial appearance on this matter occurred on November 22, 2004, and in the spring of 2005 the Company filed a pre-trial motion to quash the charges based on the jurisdictional argument that the Provincial Ministry of Labour lacked jurisdiction to lay charges as the jurisdiction to do so rests with the Federal Government under the Canadian Labour Code. On October 16, 2006, the Court ruled in favor of the Company’s motion and quashed all charges against the Company and its subsidiaries. On November 22, 2006, the Provincial Government appealed the decision and the Ontario Superior Court has set June 27, 2007 to hear the appeal. The Company has not recorded any liability for this matter on the basis that such liability is neither probable nor estimable.

(8) LOSS ON EARLY EXTINGUISHMENT OF DEBT

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

(9) INCOME TAXES

The income tax expense for the first quarter of 2007 is based on the estimated effective tax rate for the year. SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, as of March 31, 2007, the Company has a valuation allowance of approximately $12.1 million related to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, tax contingencies increased $41.9 million for uncertain tax positions, which were accounted for as a decrease to retained earnings. In addition, to reflect the federal and state tax benefits upon the implementation of FIN 48, the Company also recorded an increase to the Company’s deferred tax assets of $4.7 million, which was accounted for as a $5.1 million increase to retained earnings and a $0.4 million decrease to the valuation allowance.

As of the date of adoption of FIN 48 and after the impact of recognizing the increase in the tax contingencies noted above, the Company’s unrecognized tax benefits totaled $57.7 million consisting of $47.8 million of unrecognized tax benefit, $8.0 million of interest and $1.9 million of penalties, which are recorded on the Company’s Consolidated Balance Sheet as “Other long-term liabilities”. The $57.7 million includes $15.8 million of contingencies previously recorded on the Company’s Consolidated Balance Sheet at December 31, 2006.  Included in the balance at January 1, 2007, are $38.7 million of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

The Company has elected to continue its practice of recognizing interest and/or penalties related to income tax matters as a component of income tax expense.  During the three months ended March 31, 2007 and 2006, the Company recognized $1.6 million and $0.2 million, respectively, of interest and penalties related to the Company’s tax contingencies as income tax expense.  The Company’s January 1, 2007 tax contingencies include $8.0 million of interest and $1.9 million of penalties, including a $6.1 million increase related to the Company’s adoption of FIN 48.  As of March 31, 2007 the Company’s tax contingencies include $9.2 million of interest and $2.3 million of penalties.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2002 through 2006.  The Company is currently not under examination by the IRS, state, local or foreign jurisdictions.

The Company does not anticipate that total unrecognized tax benefits will change significantly prior to March 31, 2008.

(10) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$3,432	19,750	$0.17	$2,736	19,390	$0.14
Effect of dilutive securities	69	887	—	69	1,119	—
Diluted income attributable to common stockholders	$3,501	20,637	$0.17	$2,805	20,509	$0.14

For the three-month periods ended March 31, 2007 and 2006, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculations.  For the three-month period ended March 31, 2007, the performance criteria relating to 51 thousand outstanding performance stock awards had not been satisfied, therefore the dilutive effect of such 51 thousand shares is excluded from the above calculation.  For the three-month period ended March 31, 2006, the performance criteria relating to 71 thousand outstanding performance stock awards had not been satisfied, therefore the dilutive effect of such 71 thousand shares is excluded from the above calculation.

 (11) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the first quarter of each year as well as the related weighted-average grant-date fair values:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Stock options	2,500	$27.67	—	$—
Performance stock awards	50,598	$52.30	71,292	$31.73
Total awards	53,098		71,292

The performance stock awards granted in 2007 are subject to performance criteria such as predetermined revenue and EBITDA targets for a specified period of time and also include continued service conditions.   If the Company does not achieve the performance goals by the end of 2008, the shares will be forfeited in their entirety.  For the three months ended March 31, 2007, no compensation has been recorded for these awards. During the three months ended March 31, 2007, $519 thousand was recorded as treasury stock for 10,718 shares of the Company’s common stock that employees had remitted to the Company as payment for payroll taxes previously paid by the Company on the employees’ behalf in connection with the employees’ vesting of certain performance stock awards.

The following weighted-average assumptions were used in calculating the grant date fair value of the stock options awards granted during the three months ended March 31, 2007 (no options were granted during the same period in 2006):

2007
Expected volatility	81.36%
Risk-free interest rate	4.9%
Expected life (years)	2.6
Dividend yield	none

 (12) SEGMENT REPORTING

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

The following table reconciles third party revenues to direct revenues for the three-month periods ended March 31, 2007 and 2006 (in thousands).  Outside or Third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended March 31, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$139,721	$65,304	$(1)	$205,024
Intersegment revenues	43,424	5,545	188	49,157
Gross revenues	183,145	70,849	187	254,181
Intersegment expenses	(39,940)	(8,665)	(552)	(49,157)
Direct revenues	$143,205	$62,184	$(365)	$205,024

	For the Three Months Ended March 31, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$117,770	$66,755	$(30)	$184,495
Intersegment revenues	40,859	4,205	146	45,210
Gross revenues	158,629	70,960	116	229,705
Intersegment expenses	(36,298)	(8,861)	(51)	(45,210)
Direct revenues	$122,331	$62,099	$65	$184,495

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

	For the Three Months Ended March 31,
	2007	2006
Direct Revenues:
Technical Services	$143,205	$122,331
Site Services	62,184	62,099
Corporate Items	(365)	65
Total	205,024	184,495

Cost of Revenues:
Technical Services	103,252	84,325
Site Services	48,186	45,642
Corporate Items	166	1,391
Total	151,604	131,358

Selling, General and Administrative Expenses:
Technical Services	14,623	12,968
Site Services	5,377	6,046
Corporate Items	11,355	9,341
Total	31,355	28,355

Adjusted EBITDA:
Technical Services	25,330	25,038
Site Services	8,621	10,411
Corporate Items	(11,886)	(10,667)
Total	22,065	24,782

Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,474	2,510
Depreciation and amortization	8,938	7,279

Income from operations	10,653	14,993
Other (income) expense	(6)	30
Loss on early extinguishment of debt	—	8,290
Interest expense, net of interest income	3,184	3,173
Income before provision for income taxes	$7,475	$3,500

The following table presents assets by reported segment and in the aggregate (in thousands):

	March 31, 2007	December 31, 2006
Properties held for sale:
Technical Services	$526	$520
Site Services	373	492
Corporate or other assets	6,428	6,428
	$7,327	$7,440

Property, plant and equipment, net
Technical Services	$204,482	$207,271
Site Services	18,240	19,502
Corporate or other assets	18,005	17,353
	$240,727	$244,126
Intangible assets:
Technical Services
Goodwill	$21,519	$18,884
Permits, net	61,930	61,497
Customer profile database, net	367	584
	83,816	80,965
Site Services
Goodwill	148	148
Permits, net	3,634	3,604
Customer profile database, net	36	58
	3,818	3,810
	$87,634	$84,775

The following table presents the total assets by reported segment (in thousands):

	March 31, 2007	December 31, 2006
Technical Services	$346,584	$346,220
Site Services	35,013	36,656
Corporate Items	269,019	287,932
Total	$650,616	$670,808

The following table presents the total assets by geographical area (in thousands):

	March 31, 2007	December 31, 2006
United States	$545,810	$561,486
Canada	104,806	109,322
Total	$650,616	$670,808

(13) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

Following is the condensed consolidating balance sheet at March 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$116	$32,992	$24,840	$—	$57,948
Marketable securities	10,950	167	—	—	11,117
Accounts receivable, net	27	143,021	17,732	—	160,780
Unbilled accounts receivable	—	13,646	1,718	—	15,364
Intercompany receivables	35,154	—	23,558	(58,712)	—
Deferred costs	—	6,224	675	—	6,899
Prepaid expenses	—	1,167	9,052	—	10,219
Supplies inventories	—	19,380	1,362	—	20,742
Income taxes receivable	—	—	151	—	151
Properties held for sale	—	6,801	526	—	7,327
Property, plant and equipment, net	—	215,822	24,905	—	240,727
Deferred financing costs	7,180	—	2	—	7,182
Goodwill	—	19,032	2,635	—	21,667
Permits and other intangibles, net	—	42,531	23,436	—	65,967
Investments in subsidiaries	264,654	68,969	91,654	(425,277)	—
Deferred tax assets	18,655	—	2,090	—	20,745
Intercompany note receivable	—	104,076	3,701	(107,777)	—
Other assets	—	1,501	2,280	—	3,781
Total assets	$336,736	$675,329	$230,317	$(591,766)	$650,616
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$6,306	$613	$—	$6,919
Accounts payable	—	60,837	8,885	—	69,722
Accrued disposal costs	—	1,599	1,289	—	2,888
Deferred revenue	—	26,078	2,701	—	28,779
Other accrued expenses	22,631	14,729	5,209	—	42,569
Income taxes payable	6,299	(3,199)	(1,008)	—	2,092
Intercompany payables	—	58,712	—	(58,712)	—
Closure, post-closure and remedial liabilities	—	156,269	16,894	—	173,163
Long-term obligations	120,549	—	—	—	120,549
Capital lease obligations	—	3,275	575	—	3,850
Other long-term liabilities	41,899	—	15,774	—	57,673
Intercompany note payable	3,701	—	104,076	(107,777)	—
Accrued pension cost	—	—	755	—	755
Total liabilities	195,079	324,606	155,763	(166,489)	508,959
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	198	—	2,235	(2,235)	198
Treasury stock	(519)	—	—	—	(519)
Additional paid-in capital	153,446	180,496	4,049	(184,545)	153,446
Accumulated other comprehensive income	9,515	16,676	7,613	(24,289)	9,515
Accumulated earnings (deficit)	(20,984)	153,551	60,657	(214,208)	(20,984)
Total stockholders’ equity	141,657	350,723	74,554	(425,277)	141,657
Total liabilities and stockholders’ equity	$336,736	$675,329	$230,317	$(591,766)	$650,616

Following is the condensed consolidating balance sheet at December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$822	$44,854	$27,874	$—	$73,550
Marketable Securities	10,100	140	—	—	10,240
Accounts receivable, net	27	152,732	16,822	—	169,581
Unbilled accounts receivable	—	13,932	2,146	—	16,078
Intercompany receivables	39,602	—	5,773	(45,375)	—
Deferred costs	—	6,296	844	—	7,140
Prepaid expenses and other current assets	—	7,919	1,382	—	9,301
Supplies inventories	—	18,906	1,195	—	20,101
Income taxes receivable	—	—	150	—	150
Properties held for sale	—	6,920	520	—	7,440
Property, plant and equipment, net	—	219,024	25,102	—	244,126
Deferred financing costs	7,202	—	4	—	7,206
Goodwill	—	19,032	—	—	19,032
Permits and other intangibles, net	—	42,254	23,489	—	65,743
Investments in subsidiaries	253,877	56,757	91,654	(402,288)	—
Equity interest in joint venture	—	2,208	—	—	2,208
Deferred tax asset	13,597	—	2,029	—	15,626
Intercompany note receivable	—	102,986	3,701	(106,687)	—
Other assets	—	1,705	1,581	—	3,286
Total assets	$325,227	$695,665	$204,266	$(554,350)	$670,808
Liabilities and Stockholders’ Equity:
Uncashed checks	$—	$8,343	$2,740	$—	$11,083
Accounts payable	—	72,576	8,856	—	81,432
Accrued disposal costs	—	1,810	1,248	—	3,058
Deferred revenue	—	26,033	3,376	—	29,409
Other accrued expenses	24,805	26,213	2,923	—	53,941
Income taxes payable	3,013	(1,417)	2,737	—	4,333
Intercompany payables	—	45,375	—	(45,375)	—
Closure, post-closure and remedial liabilities	—	156,751	16,649	—	173,400
Long-term obligations	120,522	—	—	—	120,522
Capital lease obligations	—	3,511	528	—	4,039
Other long-term liabilities	—	—	15,609	—	15,609
Intercompany note payable	3,701	—	102,986	(106,687)	—
Accrued pension cost	—	—	796	—	796
Total liabilities	152,041	339,195	158,448	(152,062)	497,622
Stockholders’ Equity:
Series B convertible preferred stock	1	—	—	—	1
Common stock	197	—	2,236	(2,236)	197
Additional paid-in capital	151,691	183,417	4,049	(187,466)	151,691
Accumulated other comprehensive income	8,939	15,298	(5,195)	(10,103)	8,939
Retained earnings (deficit)	12,358	157,755	44,728	(202,483)	12,358
Total stockholders’ equity	173,186	356,470	45,818	(402,288)	173,186
Total liabilities and stockholders’ equity	$325,227	$695,665	$204,266	$(554,350)	$670,808

Following is the consolidating statement of operations for the three months ended March 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$177,591	$30,982	$(3,549)	$205,024
Cost of revenues	—	133,593	21,560	(3,549)	151,604
Selling, general and administrative expenses	—	24,593	6,762	—	31,355
Accretion of environmental liabilities	—	2,258	216	—	2,474
Depreciation and amortization	—	7,153	1,785	—	8,938
Income from operations	—	9,994	659	—	10,653
Other income (expense)	—	6	—	—	6
Interest income (expense)	(3,413)	(77)	306	—	(3,184)
Equity in earnings of subsidiaries	10,199	(18)	—	(10,181)	—
Intercompany dividend income (expense)	—	—	2,921	(2,921)	—
Intercompany interest income (expense)	—	2,820	(2,820)	—	—
Income before provision for income taxes	6,786	12,725	1,066	(13,102)	7,475
Provision for income taxes	3,285	—	689	—	3,974
Net income	$3,501	$12,725	$377	$(13,102)	$3,501

Following is the consolidating statement of operations for the three months ended March 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$156,728	$31,490	$(3,723)	$184,495
Cost of revenues	—	112,879	22,202	(3,723)	131,358
Selling, general and administrative expenses	—	23,683	4,672	—	28,355
Accretion of environmental liabilities	—	2,297	213	—	2,510
Depreciation and amortization	—	6,162	1,117	—	7,279
Income from operations	—	11,707	3,286	—	14,993
Other income (expense)	2	(3)	(29)	—	(30)
Loss on extinguishment of debt	(8,290)	—	—	—	(8,290)
Interest income (expense)	(3,519)	271	75	—	(3,173)
Equity in earnings of subsidiaries	14,451	2,681	—	(17,132)	—
Intercompany dividend income (expense)	—	—	2,963	(2,963)	—
Intercompany interest income (expense)	—	2,858	(2,858)	—	—
Income before provision for income taxes	2,644	17,514	3,437	(20,095)	3,500
Provision for (benefit from) income taxes	(161)	163	693	—	695
Net income	$2,805	$17,351	$2,744	$(20,095)	$2,805

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$10,644	$(2,745)	$(2,085)	$(10,181)	$(4,367)
Cash flows from investing activities:
Additions to property, plant and equipment	—	(5,211)	(511)	—	(5,722)
Costs to obtain or renew permits	—	(64)	—	—	(64)
Proceeds from sales of fixed assets	—	140	—	—	140
Cost of available-for-sale securities	(850)	(27)	—	—	(877)
Acquisition of Ensco Caribe	(1,131)	—	—	—	(1,131)
Investment in subsidiaries	(10,199)	18	—	10,181	—
Net cash (used in) provided by investing activities	(12,180)	(5,144)	(511)	10,181	(7,654)

Cash flows from financing activities:
Change in uncashed checks	—	(2,037)	(2,121)	—	(4,158)
Proceeds from exercise of stock options	740	—	—	—	740
Deferred financing costs incurred	(32)	—	—	—	(32)
Proceeds from employee stock purchase plan	260	—	—	—	260
Dividend payments on preferred stock	(69)	—	—	—	(69)
Payments of capital leases	—	(382)	(55)	—	(437)
Other	(69)	—	—	—	(69)
Interest (payments) / received	—	10,223	(10,223)	—	—
Dividends (paid) received	—	(11,777)	11,777	—	—
Net cash (used in) provided by financing activities	830	(3,973)	(622)	—	(3,765)

Effect of exchange rate change on cash	—	—	184	—	184
Increase (decrease) in cash and cash equivalents	(706)	(11,862)	(3,034)	—	(15,602)
Cash and cash equivalents, beginning of period	822	44,854	27,874	—	73,550

Cash and cash equivalents, end of period	$116	$32,992	$24,840	$—	$57,948

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash (used in) provided by operating activities	$63,094	$(38,306)	$(2,848)	$(17,132)	$4,808
Cash flows from investing activities:
Additions to property, plant and equipment	—	(9,018)	(1,200)	—	(10,218)
Proceeds from sales of fixed assets	—	366	—	—	366
Proceeds from sales of restricted investments	3,470	—	—	—	3,470
Cost of available-for-sale securities	(10,000)	(33,500)	—	—	(43,500)
Investment in subsidiaries	(14,451)	(2,681)	—	17,132	—
Net cash (used in) provided by investing activities	(20,981)	(44,833)	(1,200)	17,132	(49,882)

Cash flows from financing activities:
Change in uncashed checks	—	359	(556)	—	(197)
Proceeds from exercise of stock options	425	—	—	—	425
Excess tax benefit of stock-based compensation	53	—	—	—	53
Deferred financing costs incurred	(85)	—	—	—	(85)
Proceeds from employee stock purchase plan	179	—	—	—	179
Dividend payments on preferred stock	(69)	—	—	—	(69)
Payments of capital leases	—	(676)	(61)	—	(737)
Principal payments on debt	(52,500)	—	—	—	(52,500)
Dividends (paid) received	—	(11,810)	11,810	—	—
Net cash (used in) provided by financing activities	(51,997)	(12,127)	11,193	—	(52,931)

Effect of exchange rate change on cash	—	—	(315)	—	(315)
Increase (decrease) in cash and cash equivalents	(9,884)	(95,266)	6,830	—	(98,320)
Cash and cash equivalents, beginning of period	10,391	110,649	11,409	—	132,449

Cash and cash equivalents, end of period	$507	$15,383	$18,239	$—	$34,129

(14) THOROLD FIRE

On February 19, 2007, an explosion and fire occurred at our Thorold facility in Ontario during non-business hours destroying a storage warehouse and damaging several nearby buildings on site. No employee casualties or injuries were reported. The Company has established business operations at alternative facilities to ensure business continuity and minimize disruption to its customers. The Company continues to evaluate the financial impact resulting from this incident and currently believes the Company is adequately insured and therefore does not expect to incur a material loss from this incident. As of March 31, 2007, the Company had recognized $0.6 million of expenses in income from operations.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

We provide a wide range of environmental services and solutions to a diversified customer base in the United States, Puerto Rico, Mexico and Canada. Throughout North America, we perform environmental services through a network of service locations, and operate incineration facilities, commercial landfills, wastewater treatment operations, and transportation, storage and disposal facilities, as well as polychlorinated biphenyls (“PCB”) management facilities and oil and used oil products recycling facilities. We seek to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness.

The wastes handled include materials that are classified as “hazardous” because of their unique properties, as well as other materials subject to federal and state environmental regulation. We provide final treatment and disposal services designed to manage hazardous and non-hazardous wastes, which cannot be economically recycled or reused. We transport, treat and dispose of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities.

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

On August 18, 2006, we purchased all of the membership interests in Teris LLC. As a result of that purchase, we acquired a hazardous waste incineration facility in Arkansas and a licensed transportation, storage and disposal facility in California. Subject to certain closing adjustments, the purchase price for Teris was approximately $51.5 million.   On January 3, 2007, Ensco Caribe, Inc., a Puerto Rico corporation (“Ensco Caribe”) then owned 50% by Clean Harbors El Dorado, LLC (“CH El Dorado”) and 50% by Ochoa Industrial Sales Corporation (“Ochoa”), redeemed the 50% stock ownership of Ochoa for $3.0 million, of which $300,000 was placed in escrow for a period of 14 months as security for the representations and warranties of Ochoa. Immediately after the redemption, Ensco Caribe was 100% owned by CH El Dorado, the name “Ensco Caribe, Inc.” was changed to “Clean Harbors Caribe, Inc.”, and the Puerto Rico operations of Clean Harbors Environmental Services, Inc. were transferred to Clean Harbors Caribe, Inc.

We have accrued environmental liabilities, as of March 31, 2007, of approximately $173.2 million, substantially all of which we assumed as part of the acquisition of CSD assets and Teris LLC. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

Environmental Liabilities

Closure and Post-closure Liabilities

The changes to closure and post-closure liabilities for the three months ended March 31, 2007 are as follows (in thousands):

	January 1, 2007	New Asset Retirement Obligations	Accretion	Changes in Estimate Recorded to Statement of Operations	Other Changes in Estimates Recorded to Balance Sheet	Currency Translation, Reclassifi- cations and Other	Payments	March 31, 2007
Landfill retirement liability	$18,858	$384	$631	$(169)	$318	$13	$(17)	$20,018
Non-landfill retirement liability	6,697	—	206	(482)	—	3	(16)	6,408
Total	$25,555	$384	$837	$(651)	$318	$16	$(33)	$26,426

Remedial Liabilities

The changes to remedial liabilities for the three months ended March 31, 2007 are as follows (in thousands):

	January 1, 2007	Accretion	Changes in Estimate Recorded to Statement of Operations	Currency Translation, Reclassifications and Other	Payments	March 31, 2007
Remedial liabilities for landfill sites	$4,917	$56	$—	$25	$(20)	$4,978
Remedial liabilities for inactive sites	91,494	1,054	(1,531)	33	(871)	90,179
Remedial liabilities (including Superfund) for non-landfill operations	51,434	527	253	129	(763)	51,580
Total	$147,845	$1,637	$(1,278)	$187	$(1,654)	$146,737

The net $1.3 million benefit from changes in estimates recorded to selling, general and administrative expenses on the consolidated statement of operations was due to: (i) regulator approval of less costly alternative remediation plan, (ii) the discounting effect of delays in certain remedial projects, and (iii) increase in utilitization of a facility thus avoiding projected near-term closure.

Stock-based Compensation

As of March 31, 2007, there was $1.4 million, $0.7 million and $0.8 million of total unrecognized compensation cost arising from non-vested compensation related to stock options, restricted stock awards, and performance stock awards under our stock incentive plans, respectively. These costs are expected to be recognized over the weighted-average periods of 0.9 years, 4.1 years and 0.8 years, respectively, for stock options, restricted stock awards and performance stock awards.

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

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1, “Financial Statements,” in this report.

	Percentage of Revenues For the Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues:
Disposal costs to third parties	2.8	3.0
Other cost of revenues	71.1	68.2
Total cost of revenues	73.9	71.2
Selling, general and administrative expenses	15.3	15.4
Accretion of environmental liabilities	1.2	1.4
Depreciation and amortization	4.4	3.9
Income from operations	5.2	8.1
Other income (expense)	—	—
Loss on early extinguishment of debt	—	(4.5)
Interest expense, net	(1.6)	(1.7)
Income before provision for income taxes	3.6	1.9
Provision for income taxes	1.9	0.4
Net income	1.7%	1.5%

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

The following is a reconciliation of net income to Adjusted EBITDA for the three-month period ended March 31, 2007:

Net income	$3,501
Accretion of environmental liabilities	2,474
Depreciation and amortization	8,938
Interest expense, net	3,184
Provision for income taxes	3,974
Other (income) loss	(6)
Adjusted EBITDA	$22,065

The following reconciles Adjusted EBITDA to cash provided for operations for the three-month period ended March 31, 2007:

Adjusted EBITDA	$22,065
Interest expense, net	(3,184)
Provision for income taxes	(3,974)
Allowance for doubtful accounts	(330)
Amortization of deferred financing costs and debt discount	474
Change in environmental estimates	(1,929)
Deferred income taxes	(5,056)
Stock-based compensation	894
Changes in assets and liabilities
Accounts receivable	10,586
Other current assets	(779)
Accounts payable	(11,506)
Environmental expenditures	(1,687)
Other current liabilities	(9,941)
Net cash (used in) operating activities	$(4,367)

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended March 31, 2007 and 2006 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 22, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1, “Financial Statements” and in particular Note 12, “Segment Reporting” in this report.

	For the Three Months Ended March 31,
	2007	2006
Direct Revenues:
Technical Services	$143,205	$122,331
Site Services	62,184	62,099
Corporate Items	(365)	65
Total	205,024	184,495

Cost of Revenues:
Technical Services	103,252	84,325
Site Services	48,186	45,642
Corporate Items	166	1,391
Total	151,604	131,358

Selling, General and Administrative Expenses:
Technical Services	14,623	12,968
Site Services	5,377	6,046
Corporate Items	11,355	9,341
Total	31,355	28,355

Adjusted EBITDA:
Technical Services	25,330	25,038
Site Services	8,621	10,411
Corporate Items	(11,886)	(10,667)
Total	22,065	24,782

Three months ended March 31, 2007 versus the three months ended March 31, 2006

Revenues

Total revenues for the three months ended March 31, 2007 increased $20.5 million to $205.0 million from $184.5 million for the comparable period in 2006. Technical Services revenues for the three months ended March 31, 2007 increased $20.9 million to $143.2 million from $122.3 million for the comparable period in 2006. The primary increases in Technical Services revenues consisted of increases in the volume and pricing of waste processed through our facilities of $10.5 million and $2.6 million, respectively. The increase was also attributable to new business from the Teris acquisition in 2006, stronger performance in the Canada regions as well as existing base business holding strong across all regions.  These increases are partially offset by $0.4 million due to the weakening in the Canadian dollar.

Site Services revenues for the three months ended March 31, 2007 increased $0.1 million to $62.2 million from $62.1 million for the comparable period in 2006.  In the first quarter of 2007, Site Services continued to perform emergency response work in the Gulf region related to hurricanes Katrina and Rita. This work accounted for $2.7 million of outside revenues, offset by intercompany costs of  $0.5 million, resulting in direct revenue of $2.2 million, or 3.5% of direct revenue for this segment. In the first quarter of 2006, Site Services performed major emergency response work accounting for $13.2 million, offset by intercompany costs of $1.7 million, resulting in direct revenue of $11.5 million, or 18.5% of direct revenue for this segment. Base Site Services revenue increased $9.4 million from the first quarter of 2006 compared to the first quarter of 2007. This increase was due to large project work in the Engineering Group, an increase in mid-size emergency response projects, as well as higher PCB/Oil volumes and increased oil and metal pricing as well as favorable volumes in the chemical recycling and distribution group. These increases were augmented by strong base and project business in the  Midwest and West regions.

Corporate Items revenues for the three months ended March 31, 2007 decreased $0.5 million to $(365) thousand from $65 thousand for the comparable period in 2006.  This decrease results entirely from higher intercompany disposal costs connected with remedial projects on closed operations.

There are many factors which have impacted, and continue to impact, our revenues. These factors include: economic conditions; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies and industry-wide capacity utilization.

Cost of Revenues

Total cost of revenues for the three months ended March 31, 2007 increased $20.3 million to $151.6 million compared to $131.3 million for the comparable period in 2006. Technical Services cost of revenues increased $18.9 million to $103.2 million from $84.3 million for the comparable period in 2006. Cost of revenues for Technical Services increased $7.1 million in employee labor and related costs, $3.6 million in building and equipment repairs and maintenance expense, $3.4 million in materials and supplies costs, $1.3 million in outside transportation and rail costs, $0.8 million in turnaround expense, $0.7 million in transportation and discharges fees, $0.6 million in subcontractor costs, $0.6 million in utility expense, $.5 million in deferred costs and $0.4 million in taxes and insurance.  These increases were offset $0.2 million due to a favorable foreign exchange fluctuation relating to the Canadian dollar.

 Site Services cost of revenues increased $2.6 million to $48.2 million from $45.6 million for the comparable period in 2006.  Cost of revenues for the first quarter of 2007 related to the performance of major emergency response jobs decreased by $5.1 million to $1.6 million in 2007, as compared to $6.7 million for comparable period of 2006. Non-event Site Services cost of revenue increased $1.7 million in materials and supplies primarily due to increased volume and acquisition costs of recycling materials in our PCB business; increases of  $1.6 million in labor and related costs, $1.8 million in vehicle expense and equipment rental and repair, $1.5 million in outside disposal and transportation costs, $0.7 million for subcontracting expenses, and $0.4 million for travel costs due to increased business levels from large projects and base business.

Corporate Items cost of revenues for the three months ended March 31, 2007 decreased $1.2 million to $0.2 million from $1.4 million for the comparable period in 2006. The decrease in Corporate Items cost of revenue was primarily due to a $0.4 million reduction in external disposal costs connected with remedial projects on closed operations, unfavorable general insurance cost adjustments of $0.4 million in 2006, and health insurance rebates and favorable adjustments of $0.4 million in 2007.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2007 increased $2.9 million to $31.3 million from $28.4 million for the comparable period in 2006. Technical Services selling, general and administrative expenses for the three months ended March 31, 2007 increased $1.6 million to $14.6 million from $13.0 million for the comparable period in 2006 primarily due to increased headcount and related labor costs required to support business growth.

Site Services selling, general and administrative expenses decreased $0.7 million to $5.4 million for the three-month period ended March 31, 2007 from $6.1 million for the corresponding period of the preceding year. The decrease was primarily due to a reduction in environmental reserves at one of our PCB facilities of $0.5 million in the first quarter of 2007.

Corporate Items selling, general and administrative expenses for the three months ended March 31, 2007 increased $2.0 million to $11.3 million from $9.3 million for the comparable period in 2006. The increase resulted primarily from accrued severance costs of $1.8 million, and increased stock-based compensation costs.

Accretion of Environmental Liabilities

Accretion of environmental liabilities was $2.5 million for each of the three-month periods ended March 31, 2007 and 2006, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2007 increased $1.6 million to $8.9 million from $7.3 million for the comparable period in 2006. The increase was primarily due to depreciation of assets acquired as part of Teris, LLC, $0.8 million, increased volumes at our landfill sites, $0.5 million, and we also expensed $0.3 million in connection with an insurance loss deductible.

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

Interest Expense, Net

Interest expense, net of interest income for the three months ended March 31, 2007, at $3.2 million was broadly comparable with the same period in 2006.

Income Taxes

Income tax expense for the three months ended March 31, 2007 increased $3.3 million to $4.0 million from $0.7 million for the comparable period in 2006. Income tax expense for the first quarter of 2007 consisted of: a current tax expense relating to the Canadian operations of $0.4 million; federal income tax of $1.9 million; a state income tax expense of $0.5 million; and interest and penalties related to tax contingencies of $1.2 million.  Income tax expense for the first quarter of 2006 consisted of: a current tax expense relating to the Canadian operations of $0.2 million, including withholding taxes; federal income tax of $0.1 million; a state income tax expense of $0.2 million relating to profitable operations in certain legal entities; and interest related to tax contingencies of $0.2 million.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of March 31, 2007 and December 31, 2006, we had a valuation allowance of approximately $12.1 million and $12.4 million, respectively.  The allowance relates to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segment for the three months ended March 31, 2007 decreased $2.7 million to $22.1 million from $24.8 million for the comparable period in 2006.  The contribution of Technical Services increased $0.4 million, Site Services contribution decreased $1.8 million and Corporate Items costs increased $1.3 million.

The combined Adjusted EBITDA contribution was comprised of revenues of $205.0 million and $184.5 million, net of cost of revenues of $151.6 million and $131.3 million and selling, general and administrative expenses of $31.3 million and $28.4 million for the three-month periods ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

We believe that our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, and funds available to borrow under our Revolving Facility. As of March 31, 2007, cash and cash equivalents were $57.9 million, marketable securities were $11.1 million, funds available to borrow under the Revolving Facility were $24.4 million, and properties held for sale were $7.3 million.

We intend to use our existing cash, marketable securities and cash flow from operations to provide for our working capital needs, for potential acquisitions, and to fund recurring capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for the foreseeable future. We have accrued environmental liabilities as of March 31, 2007 of approximately $173.2 million, substantially all of which we assumed in connection with the acquisitions of the CSD assets and Teris LLC. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

Cash Flows for the three months ended March 31, 2007

For the three months ended March 31, 2007, we had a net use of cash of $4.4 million in our operating activities. We reported net income for the period of $3.5 million. In addition, we reported non-cash expenses during this period totaling $5.5 million. These non-cash expenses consisted primarily of $8.9 million for depreciation and amortization, $2.5 million for the accretion of environmental liabilities, a loss of $5.1 million of deferred income taxes, and a loss of  $2.0 million in our environmental estimate. Sources of cash for working capital purposes totaled $27.6 million,  reducing cash flow from operations by the same amount,  and consisted primarily of a decrease of $11.5 million in accounts payable, an $11.9 million decrease in other accrued expenses, $1.7 million decrease in environmental expenditures, $0.7 million decrease in prepaid expenses, and a $0.7 million decrease in deferred revenue.  Uses of cash for working capital purposes totaled $14.3 million, and consisted primarily of an increase in assets and liabilities of $10.6 million and an increase in income tax payable of $2.8 million.

For the three-month period ended March 31, 2007, we used $7.7 million of cash in our investing activities. Uses of cash totaled $7.8 million and consisted of the acquisition of Ensco Caribe assets of $1.1 million, additions to property, plant, and equipment of $5.7 million, and $0.9 in the purchase of available-for-sale securities.  Sources of cash totaled $0.1 million.

For the three-month period ended March 31, 2007, our financing activities resulted in a net use of cash of $3.8 million and consisted primarily of $4.2 million in a decrease in uncashed checks.

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

Financing Arrangements

At March 31, 2007, we had outstanding $91.5 million of eight-year Senior Secured Notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”), a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”), and a $30.0 million term loan (the “Term Loan”).   The financing arrangements and principal terms of the each are discussed further in our 2006 Annual Report on Form 10-K.  There have not been any material changes in our terms and conditions during the first three months of 2007.

The Indenture under which our Senior Secured Notes are outstanding provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase our first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

Excess Cash Flow for the nine months ended March 31, 2007 was $31.8 million, and we anticipate Excess Cash Flow will be generated from operations during the three-month period ending June 30, 2007. Accordingly, we anticipate being required, within 120 days following June 30, 2007, to offer to repurchase the Senior Secured Notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2007.  However, during the quarter ended March 31, 2007, the market price of the Senior Secured Notes was consistently in excess of the 104% of principal amount at which we are required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes.  Holders of Senior Secured Notes may therefore not accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2007 at which we will be required to make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2007, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 9, “Income Taxes”, we have significant contingent liabilities associated with potential tax liabilities and related interest and penalties.   These liabilities are classified as “Other long-term liabilities” in our Consolidated Balance Sheet in accordance with the provision of FIN 48 adopted on January 1, 2007 because of the uncertainties involved.  We are not able to reasonably estimate when we would make any cash payments to settle these liabilities to the extent, if any, required.

Stockholder Matters

Stockholders’ equity was $141.7 million at March 31, 2007, or $6.86 per weighted average share outstanding plus potentially dilutive common shares, compared to $173.2 million at December 31, 2006, or $8.38 per weighted average share outstanding plus potentially dilutive common shares. Stockholders’ equity decreased due to: (i) the unfavorable effect of the FIN 48 cumulative effect adjustment of $36.8 million; (ii) the payment of dividends on the Series B Preferred Stock of $0.1 million; (iii) remittance of restricted shares of $0.5 million; and (iv) other charges of $0.1 million.  Partially offsetting these decreases to stockholders’ equity were:  (i) the profit for three months ended March 31, 2007 of $3.5 million; (ii) exercise of stock options, stock purchases under the employee stock purchase plan and related tax effects that totaled $1.1 million; (iii) the issuance and vesting of restricted stock awards that totaled $0.3 million; (iv) the vesting of performance stock awards that totaled $0.4 million; (v) the issuance and vesting of service-based stock option awards that totaled $0.1 million; and (vi) the effect of foreign currency translation of $0.6 million. During the three months ended March 31, 2007, $519 thousand was recorded as treasury stock for 10,718 shares of our common stock that employees had remitted to us as payment for payroll taxes previously paid by us on the employees’ behalf in connection with the employees’ vesting of certain performance stock awards.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15, 2007 and 2006 were paid in cash.

On February 22, 2007, 190 shares of Series B Preferred Stock were converted into 578 shares of Common Stock.  As of March 31, 2007, the Company had 68,810 shares of Series B Preferred Stock outstanding.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at March 31, 2007 (in thousands):

	Nine Months Remaining
Scheduled Maturity Dates	2007	2008	2009	2010	2011	Thereafter	Total

Senior Secured Notes	$—	$—	$—	$—	$—	$91,518	$91,518
Capital Lease Obligations	1,405	1,180	653	478	113	21	3,850
	$1,405	$1,180	$653	$478	$113	$91,539	$95,368
Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, at March 31, 2007, we had (i) a revolving facility (the “Revolving Facility”) which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, (ii) a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”) which allows us to have issued up to $50.0 million of additional letters of credit, and (iii) a $30.0 million term loan (the  “Term Loan”). At March 31, 2007, we had: (i) no borrowings and $45.6 million of letters of credit outstanding under the Revolving Facility and (ii) $49.9 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of December 31, 2006, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility.  The Term Loan bears interest, at our option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three-month periods ended March 31, 2007 and 2006, total foreign currency gains were less than $0.1 million and $0.1 million, respectively, primarily between U.S. and Canadian dollars. Our Canadian subsidiaries transact approximately 23.2% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three-month-period ended March 31, 2007, the U.S. dollar fell approximately 0.6% against the Canadian dollar, resulting in foreign currency exchange losses of $0.1 million. During the three-month-period ended March 31, 2006, the U.S. dollar rose approximately 0.4% against the Canadian dollar, resulting in foreign currency exchange gains of $0.1 million. The average exchange rate for the three-month periods ended March 31, 2007 and 2006 was 1.17 and 1.16 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by approximately $0.1 million and $0.3 million for the three-month periods ended March 31, 2007 and 2006, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by approximately $0.1 million and $0.3 million for the three-month periods ended March 31, 2007 and 2006, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 7, “Legal Proceedings,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the three months ended March 31, 2007, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: May 10, 2007

By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge Executive Vice President and Chief Financial Officer

Date: May 10, 2007