Form 10-Q
period 2007-06-30
CLEAN HARBORS INC
filed 2007-08-09
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM         TO

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	19,860,303
(Class)	(Outstanding at August 7, 2007)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$77,356	$73,550
Marketable securities	11,275	10,240
Accounts receivable, net of allowance for doubtful accounts of $1,038 and $1,703 respectively	179,103	169,581
Unbilled accounts receivable	20,010	16,078
Deferred costs	7,622	7,140
Prepaid expenses and other current assets	9,614	9,301
Supplies inventories	21,580	20,101
Deferred tax assets	9,299	9,238
Income taxes receivable	164	150
Properties held for sale	890	7,440
Total current assets	336,913	322,819
Property, plant and equipment:
Land	22,129	15,873
Asset retirement costs (non-landfill)	1,427	1,415
Landfill assets	21,656	11,399
Buildings and improvements	107,083	105,190
Vehicles	25,748	25,192
Equipment	257,470	249,981
Furniture and fixtures	1,402	1,400
Construction in progress	22,929	24,950
	459,844	435,400
Less—accumulated depreciation and amortization	207,928	191,274
	251,916	244,126
Other assets:
Deferred financing costs	6,754	7,206
Goodwill	21,590	19,032
Permits and other intangibles, net of accumulated amortization of $33,360 and $30,386, respectively	67,566	65,743
Investment in joint venture	—	2,208
Deferred tax assets	11,617	6,388
Other	4,591	3,286
	112,118	103,863
Total assets	$700,947	$670,808

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Current liabilities:
Uncashed checks	$14,364	$11,083
Current portion of long-term debt	19,184	—
Current portion of capital lease obligations	1,048	1,391
Accounts payable	76,742	81,432
Accrued disposal costs	2,916	3,058
Deferred revenue	30,627	29,409
Other accrued expenses	49,143	53,941
Current portion of closure, post-closure and remedial liabilities	15,448	13,707
Income taxes payable	5,431	4,333
Total current liabilities	214,903	198,354
Other liabilities:
Closure and post-closure liabilities, less current portion of $4,321 and $2,035, respectively	23,302	23,520
Remedial liabilities, less current portion of $11,127 and $11,672, respectively	137,045	136,173
Long-term obligations, less current maturities	101,462	120,522
Capital lease obligations, less current portion	2,619	2,648
Other long-term liabilities	61,694	15,609
Accrued pension cost	747	796
Total other liabilities	326,869	299,268

Stockholders’ equity:
Preferred stock, $.01 par value:
Series B convertible preferred stock; authorized 154,416 shares; issued and outstanding 68,810 and 69,000 shares, respectively (liquidation preference of $3,500)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 19,848,812 and 19,685,002 shares, respectively	198	197
Treasury stock	(549)	—
Additional paid-in capital	155,185	151,691
Accumulated other comprehensive income	14,136	8,939
Accumulated (deficit) earnings	(9,796)	12,358
Total stockholders’ equity	159,175	173,186
Total liabilities and stockholders’ equity	$700,947	$670,808

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$238,708	$199,562	$443,732	$384,057
Cost of revenues	165,282	135,964	316,886	267,322
Selling, general and administrative expenses (including stock-based compensation costs of $1,073 and $1,967 for the quarter and year-to-date ending 2007 and $1,035 and $1,592 for the quarter and year-to-date ending 2006, respectively)	38,196	35,252	69,551	63,607
Accretion of environmental liabilities	2,554	2,543	5,028	5,053
Depreciation and amortization	9,049	7,954	17,987	15,233
Income from operations	23,627	17,849	34,280	32,842
Other income (expense)	(5)	(132)	1	(162)
Loss on early extinguishment of debt	—	—	—	(8,290)
Interest (expense), net of interest income of $753 and $1,548 for the quarter and year-to-date ending 2007 and $1,006 and $1,775 for the quarter and year-to-date ending 2006, respectively	(3,695)	(2,876)	(6,879)	(6,049)
Income before provision for income taxes	19,927	14,841	27,402	18,341
Provision for income taxes	8,739	3,469	12,713	4,164
Net income	11,188	11,372	14,689	14,177
Dividends on Series B Preferred Stock	69	69	138	138
Net income attributable to common stockholders	$11,119	$11,303	$14,551	$14,039

Earnings per share:
Basic income attributable to common stockholders	$0.56	$0.58	$0.74	$0.72
Diluted income attributable to common stockholders	$0.54	$0.55	$0.71	$0.69

Weighted average common shares outstanding	19,817	19,495	19,773	19,441
Weighted average common shares outstanding plus potentially dilutive common shares	20,661	20,549	20,683	20,518

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$14,689	$14,177
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,987	15,233
Allowance for doubtful accounts	(410)	764
Amortization of deferred financing costs and debt discount	1,001	755
Accretion of environmental liabilities	5,028	5,053
Changes in environmental estimates	(1,666)	(1,435)
Deferred income taxes	(5,056)	979
Stock-based compensation	1,967	1,592
(Gain) loss on sale of fixed assets and assets held for sale	(1)	162
Gain on insurance settlement	—	(184)
Write-off of deferred financing costs and debt discount	—	2,383
Changes in assets and liabilities:
Accounts receivable	(6,373)	2,576
Other current assets	(6,189)	(3,363)
Accounts payable	(5,830)	(938)
Other current liabilities	3,616	(3,915)
Environmental expenditures	(3,435)	(3,395)
Net cash from operating activities	15,328	30,444
Cash flows from investing activities:
Additions to property, plant and equipment	(15,852)	(20,417)
Acquisition costs, net of cash acquired	(1,487)	(98)
Costs to obtain or renew permits	(112)	(572)
Proceeds from sales of fixed assets and assets held for sale	442	530
Proceeds from sales of restricted investments	—	3,470
Proceeds from insurance claim	—	384
Sale of marketable securities	—	33,500
Purchase of available-for-sale securities	(1,035)	(45,250)
Net cash from investing activities	(18,044)	(28,453)
Cash flows from financing activities:
Change in uncashed checks	3,037	(4,825)
Proceeds from exercise of stock options	1,193	1,685
Deferred financing costs incurred	(32)	(85)
Proceeds from employee stock purchase plan	542	365
Dividend payments on preferred stock	(138)	(138)
Payments on capital leases	(870)	(960)
Other	(69)	—
Excess tax benefit of stock-based compensation	—	1,309
Principal payments on debt	—	(52,500)
Net cash from financing activities	3,663	(55,149)
Effect of exchange rate change on cash	2,859	627
Increase (decrease) in cash and cash equivalents	3,806	(52,531)
Cash and cash equivalents, beginning of period	73,550	132,449
Cash and cash equivalents, end of period	$77,356	$79,918

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$3,835	$10,054
Income taxes paid	8,223	806
Non-cash investing and financing activities:
Property, plant and equipment accrued	$3,608	$2,473
Capital lease obligations	—	107
Shares remitted to settle employee tax obligations	549	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock					Accumulated Other
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income	Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholder’s Equity
Balance at January 1, 2007	69	$1	19,685	$197	$—	$151,691		$8,939	$12,358	$173,186
Net income	—	—	—	—	—	—	$14,689	—	14,689	14,689
Foreign currency translation	—	—	—	—	—	—	5,197	5,197	—	5,197
Comprehensive income	—	—	—	—	—	—	$19,886	—	—	—
FIN 48 cumulative effect adjustment (see Note 10)	—	—	—	—	—	—		—	(36,843)	(36,843)
Other	—	—	—	—	—	(69)		—	—	(69)
Series B preferred stock dividends	—	—	—	—	—	(138)		—	—	(138)
Stock-based compensation	—	—	3	—	—	1,967		—	—	1,967
Conversion of Series B preferred stock	—	—	1	—	—	—		—	—	—
Issuance of restricted shares, net of shares remitted (see Note 12)	—	—	26	—	(549)	—		—	—	(549)
Exercise of stock options	—	—	120	1	—	1,192		—	—	1,193
Employee stock purchase plan	—	—	14	—	—	542		—	—	542
Balance at June 30, 2007	69	$1	19,849	$198	$(549)	$155,185		$14,136	$(9,796)	$159,175

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  See Note 10, “Income Taxes” for further discussion on the impact to the financial statements.

Certain reclassifications have been made to Note 13, “Segment Reporting” prior year information to conform to the current year presentation.

 (2) ACQUISITIONS

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

On August 3, 2007, the Company acquired certain assets owned by Romic Environmental Technologies Corporation (“Romic”), including rolling stock, customer lists, other tangibles and leasehold interests in two service centers located in Irwindale, California, and Clackamas, Oregon. The purchase price was $1.2 million plus 40% of the revenues generated from Romic customers for the six month period following the closing of the transaction. At closing, the Company paid $1.2 million and made a deposit of $2.0 million against the remaining purchase price.  The Company estimates the additional payment to Romic will be approximately $3.0 million, which will be paid from existing cash balances or cash provided from operations.  The Company anticipates that this acquisition will expand the Company’s presence in the West Coast of the United States.

(3) LANDFILL ASSETS

Changes to landfill assets for the six-month period ended June 30, 2007 were as follows (in thousands):

2007
Balance at January 1, 2007	$11,399
Asset retirement costs	731
Capital additions	8,567
Changes in estimates of closure and post-closure liabilities	318
Currency translation, reclassifications and other	641
Balance at June 30, 2007	$21,656

Rates used to amortize landfill assets are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and are recalculated each year. Landfill assets were amortized at average rates of $1.29 and $2.06 per cubic yard for the three- and six-month periods ended June 30, 2007 and $2.71 and $2.58 per cubic yard for the three- and six-month period ended June 30, 2006.  The decrease in the 2007 amortization rate resulted primarily from a reduction in cell closure cost estimates based on a re-evaluation of the landfill closure liabilities.  Amortization totaled $0.3 million and $0.8 million for the three- and six-month periods ended June 30, 2007 and $0.6 million and $0.1 million for the three- and six-month periods ended June 30, 2006, respectively.

(4) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities for the six months ended June 30, 2007 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at December 31, 2006	$18,858	$6,697	$25,555
New asset retirement obligations	731	—	731
Accretion	1,302	407	1,709
Changes in estimate recorded to statement of operations	(169)	(490)	(659)
Other changes in estimates recorded to balance sheet	318	—	318
Payments	(61)	(115)	(176)
Currency translation, reclassifications and other	120	25	145
Balance at June 30, 2007	$21,099	$6,524	$27,623

Total balances above as of December 31, 2006 and June 30, 2007 include $2.0 million and $4.3 million respectively, classified as current on the Consolidated Balance Sheet.  The $0.7 million of changes in estimate above include $8 thousand recorded in the second quarter of 2007.   All of the landfill facilities included in the amounts shown above were active as of June 30, 2007.

Anticipated payments at June 30, 2007 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months of 2007	$531
2008	6,980
2009	5,608
2010	8,842
2011	1,973
Thereafter	206,319
Undiscounted closure and post-closure liabilities	230,253
Less: Reserves to be provided (including discount of $121.3 million) over remaining site lives	(202,630)
Present value of closure and post-closure liabilities	$27,623

New asset retirement obligations incurred in 2007 are being discounted at the credit-adjusted risk-free rate of 9.0% and inflated at a rate of 2.57%.

(5) REMEDIAL LIABILITIES

The changes to remedial liabilities for the six months ended June 30, 2007 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at December 31, 2006	$4,917	$91,494	$51,434	$147,845
Changes in estimate recorded to balance sheet	—	—	(242)	(242)
Accretion	115	2,116	1,088	3,319
Changes in estimate recorded to statement of operations	(44)	(1,355)	392	(1,007)
Payments	(82)	(1,856)	(1,321)	(3,259)
Currency translation, reclassifications and other	226	71	1,219	1,516
Balance at June 30, 2007	$5,132	$90,470	$52,570	$148,172

Total balances above as of December 31, 2006 and June 30, 2007 include $11.7 million and $11.1 million respectively, classified as current on the Consolidated Balance Sheet.

The $1.0 million net benefit indicated above from changes in estimate includes a charge of $0.3 million for the three months ended June 30, 2007.  The net $1.0 million benefit from changes in estimates recorded to selling, general and administrative expenses on the consolidated statement of operations was due to: (i) regulator approval of less costly alternative remediation plan, and (ii) the discounting effect of delays in certain remedial projects.

Anticipated payments at June 30, 2007 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining six months of 2007	$6,209
2008	9,911
2009	11,502
2010	10,084
2011	13,194
Thereafter	139,793
Undiscounted remedial liabilities	190,693
Less: Discount	(42,521)
Total remedial liabilities	$148,172

The anticipated payments for long-term maintenance range from $3.9 million to $9.3 million per year over the next five years. Spending on one-time projects for the next five years ranges from $1.8 million to $4.0 million per year with an average expected payment of $2.9 million per year. Legal and Superfund liabilities payments are expected to be between $0.5 million and $1.3 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

(6) OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Insurance	$11,690	$10,250
Interest	5,269	4,769
Accrued compensation and benefits	12,378	19,538
Other items	19,806	19,384
	$49,143	$53,941

(7) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2007	December 31, 2006
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	$91,518	$91,518
Term Loan with a financial institution, bearing interest at the U.S. prime rate (8.25% at June 30, 2007) plus 1.5%, or the Eurodollar rate (5.32% at June 30, 2007) plus 2.50%, collateralized by a first-priority lien (second priority as to accounts receivable) on substantially all of the Company’s assets within the United States (maturity date of December 1, 2010)	30,000	30,000
Less unamortized issue discount	872	996
Less obligations classified as current	19,184	—
Long-term obligations	$101,462	$120,522

The fair value of the Senior Secured Notes at June 30, 2007 and December 31, 2006 was $95.6 million and $98.4 million, respectively.

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

At June 30, 2007, we had outstanding $91.5 million of Senior Secured Notes, a $70.0 million Revolving Facility, a $50.0 million Synthetic LC Facility, and a $30.0 million term loan (the “Term Loan”).   The financing arrangements and principal terms of each are discussed further in our 2006 Annual Report on Form 10-K.  There have not been any material changes in our terms and conditions during the first six months of 2007.

At June 30, 2007, the Company had no borrowings and $42.4 million of letters of credit outstanding under its Revolving Facility, and the Company had approximately $27.6 million available to borrow.   At June 30, 2007, letters of credit outstanding under the Company’s Synthetic LC facility were $49.9 million.

The Indenture under which the Company’s Senior Secured Notes are outstanding provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase the Company’s first-lien obligations under the Revolving Facility and Synthetic LC Facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

The Company is required, within 120 days following June 30, 2007, to offer to repurchase, at 104% of the principal amount the Senior Secured Notes in the amount of $19.2 million of the Excess Cash Flow generated during the twelve-month period ended June 30, 2007.  To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2007, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent comparable annual periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent periods will remain in effect.

Under the Amended Credit Agreement, the Company is required to maintain certain financial covenants as follows:

	June 30, 2007	December 31, 2006
Covenant	Requirement per Facility	Requirement per Facility
Leverage ratio	< 2.35 to 1	< 2.40 to 1
Interest coverage ratio	> 2.85 to 1	> 2.85 to 1
Fixed charge coverage ratio	> 1 to 1	> 1 to 1

As of June 30, 2007, the Company was in compliance with the covenants under all the Company’s debt agreements.

(8) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company’s waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At June 30, 2007, the Company was involved in various proceedings, including legal proceedings related to the acquisition of CSD assets, legal proceedings related to CSD assets, third party superfund sites and state enforcement actions, the principal of which are described in Note 9, “Legal Proceedings” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, or below with respect to proceedings which have either arisen or as to which material developments or changes in applicable reserve amounts have occurred since that Note 9 was completed in March 2007.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets. As of June 30, 2007, the Company had reserves of $26.9 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings.  At December 31, 2006, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.1 million greater than the $25.1 million reserve balance at December 31, 2006. The Company believes that as of June 30, 2007, there has been no material change in the reasonably possible amount of $3.1 million.  The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 5, “Remedial Liabilities.”

Ville Mercier Legal Proceedings.  The CSD assets included a subsidiary  (the “Mercier Subsidiary”) which owns and operates a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). A property owned by the Mercier Subsidiary adjacent to the current Mercier Facility is now contaminated as a result of actions dating back to 1968, when the Quebec government issued to the previous owner of the Mercier Facility two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

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

At June 30, 2007 and December 31, 2006, the Company had accrued $12.2 million and $11.2 million, respectively, for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings.  The increase in 2007 resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar.

Indemnification of Certain CSD Superfund Liabilities.  The Company’s agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to: (i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings; (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes; and (iii) 35 active Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties (“PRPs”). As described below, there are also six other Superfund sites owned by third parties where the Sellers have been named as PRPs or potential PRPs and for which the Sellers have sent demands for indemnity to the Company since the Closing Date, now including the Marine Shale Processors, Inc. site. In the case of the two properties referenced above which were included in the CSD assets, the Company is potentially directly liable for cleanup costs under applicable environmental laws because of its ownership and operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third party sites referenced above, the Company does not have direct liability for cleanup costs but may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers’ share of such cleanup costs which are payable to governmental entities.

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

Marine Shale Processors.  A portion of the reserves which the Company maintained as of June 30, 2007 for potential legal liabilities associated with the CSD assets relates to Marine Shale Processors, Inc. located in Amelia, Louisiana (“Marine Shale”).    On May 11, 2007, the EPA and the LDEQ issued a Special Notice to the Company, seeking a good faith offer to address site remediation at the former Marine Shale incinerator facility, and the Company is engaged in negotiations pertaining to that notice.  The Company has until October 15, 2007 to respond.  As at June 30, 2007, the amount of the Company’s remaining reserves relating to the Marine Shale facility was $3.5 million.

Third Party Superfund Sites.  Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to two of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following three paragraphs. Of the remaining Listed Third Party Sites, the Company, on behalf of the Sellers are contesting with the governmental entities and PRP groups involved the liability at two sites: have settled the Sellers’ liability at two sites, and plan to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to all of the 35 Listed Third Party Sites, the Company had reserves of $4.6 million at June 30, 2007 and $4.9 million at December 31, 2006.

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

In October 2005, the Bankruptcy Court granted the PRPs’ motion to dismiss the count of the Company’s complaint seeking sanctions against them for contempt, but the remaining counts of the Company’s complaint seeking declaratory relief remain to be resolved. In November 2005, the PRPs filed a counterclaim for declaratory relief that the Company is liable to them for the Seller’s obligations to them. On March 22, 2006, the PRPs moved for summary judgment on all counts, but the Court declined to grant that motion on July 24, 2006, and requested that the parties confer about setting a status conference to establish a trial date. At a status conference held on February 14, 2007, the parties and the Court agreed that all pre-trial discovery would be concluded by May 15, 2007.  Subsequently, an extension of time to complete pre-trial discovery was granted, and the matter rescheduled for trial beginning on August 20, 2007 instead of June 27, 2007.

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

On March 16, 2007, the parties reached a standstill agreement that had the effect of suspending all litigation with the plaintiffs in the five above-described lawsuits.  The parties have since engaged in further negotiations that, if successful, could result in full and complete settlement of all such litigation.  In order to achieve the latter objective, it was necessary that notice be provided to all putative members of any class action against the Company or any of its subsidiaries.  As a result, all of the pending lawsuits were administratively closed (i.e. suspended) while CH Plaquemine obtained Bankruptcy Court approval for a form of publication notice of a bar date for the filing of claims against CH Plaquemine, which bar date was June 22, 2007 at 4:30 p.m. CDT. The Company intends to assist CH Plaquemine to confirm a plan of reorganization that will resolve all of the foregoing litigation, and all other claims similar to those raised by the plaintiffs, as part of a comprehensive claims resolution process approved by the Bankruptcy Court for the Middle District of Louisiana. If such a plan of reorganization cannot be confirmed, or such a comprehensive claims resolution process agreed upon, the Company at present is uncertain what further participation it will have with the financial and other problems of CH Plaquemine, other than by defending against the claims of the plaintiffs.  Because the ongoing settlement negotiations are not yet final, management of the Company currently believes that any liabilities associated therewith are not probable at this time, and the Company therefore has not established any reserves for any potential liabilities in connection therewith. Based upon developments to date, the Company now estimates that it’s potential liability would not be expected to exceed $2.15 million.

Deer Trail, Colorado Facility.  On or about February 16, 2007, the Clean Harbors Deer Trail Facility received a vaguely worded Notice of Violation from Adams County, Colorado, presumably as a result of the Facility’s accepting from the City and County of Denver certain low-level radioactive debris from a project known as the “Denver Radium Streets” project.

The Company’s position is that the Notice of Violation issued by Adams County is null and void ab initio as it is in conflict with the Radioactive Materials License issued by the Colorado Department of Public Health and Environment pursuant to Colorado state law and the Regional Facility Designation issued by the Compact pursuant to both federal law and the laws of Colorado. The Company will continue to contest the actions of Adams County and will continue to lawfully accept all materials authorized by its permits, licenses, and Compact Designation. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probable nor estimable.

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

As of June 30, 2007 and December 31, 2006, the Company had reserves of $0.6 million and $0.1 million, respectively, for cleanup of Superfund sites not related to the CSD acquisition or the Teris acquisition described below at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Furthermore, in July 2006, the Company was informed of its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. In February 2007, the New York State Department of Environmental Conservation issued an official Notice Letter pertaining to this site. The Company increased the reserve by $0.5 million during the six months ended June 30, 2007 pertaining to this potential liability.

State Enforcement Actions

El Dorado, Arkansas Facility.  As part of its operating permits, Clean Harbors El Dorado, LLC has an on-site inspector from the Arkansas Department of Environmental Quality (the “ADEQ”) who conducts routine inspections of facility operations on a regular basis.  As a result of these routine inspections, and a November, 2006 Compliance Evaluation Inspection, the ADEQ alleged several violations of the facility’s permit and Arkansas regulations, and proposed a penalty of $261 thousand.  The facility worked with the ADEQ in an effort to resolve or rectify many of the alleged violations, and has successfully negotiated a Consent Administrative Order wherein the facility will pay $85 thousand in cash, agreed to fund a Supplemental Environmental Project (“SEP”) for the El Dorado public schools by paying $17 thousand to an education foundation, and agreed to fund a SEP by paying $29 thousand  to clean up laboratory chemicals in Arkansas schools, in order to settle all of the matters. The Company expects to fund the settlement during the third quarter of 2007.

Aragonite, Utah Facility.  Clean Harbors Aragonite, LLC agreed to a Stipulation and Consent Order on July 20, 2007 with the Utah Department of Environmental Quality (the “UDEQ”) to finally settle alleged violations from inspections conducted from October 2005 through September 2006.  The facility has agreed to pay a total of $147 thousand, comprised of $100 thousand in cash, a SEP to provide hazardous waste management and disposal services for a local school district and state university valued at $22 thousand, and $25 thousand to purchase and donate for a brush fire truck to the local county for brush and wild fire fighting purposes.   The facility has one year to perform the SEP, or alternatively, to pay $47 thousand in cash instead.

Thorold Fire

On February 19, 2007, an explosion and fire occurred at the Company’s Thorold facility in Ontario during non-business hours destroying a storage warehouse and damaging several nearby buildings on site. No employee casualties or injuries were reported. The Company has established business operations at alternative facilities to ensure business continuity and minimize disruption to its customers. The Company continues to evaluate the financial impact resulting from this incident and currently believes the Company is adequately insured and therefore does not expect to incur a material loss from this incident. As of June 30, 2007, the Company had recognized $0.7 million of expenses in income from operations relating to the Thorold explosion and fire.

(9) LOSS ON EARLY EXTINGUISHMENT OF DEBT

On January 12, 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption the Company recorded during the six months ended June 30, 2006, to loss on early extinguishment of debt, an aggregate of $8.3 million, consisting of  $1.8 million unamortized financing costs, $0.6 million of unamortized discount on the Senior Secured Notes, and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

(10) INCOME TAXES

The income tax expense for the second quarter of 2007 was based on the estimated effective tax rate for the year. The effective tax rate increased in 2007 as compared to the same period in 2006 primarily related to a reduction in the benefit realized from the utilization of net operating loss carryforwards and the inclusion of interest and penalties on tax contingencies for uncertain tax positions (“FIN 48”) in 2007. SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, as of June 30, 2007, the Company had a valuation allowance of approximately $12.1 million related to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, tax contingencies increased $41.9 million for uncertain tax positions, of which $36.8 million was accounted for as a decrease to retained earnings. In addition, to reflect the federal and state tax benefits upon the implementation of FIN 48, the Company also recorded an increase to the Company’s deferred tax assets of $4.7 million and a $0.4 million decrease to the valuation allowance.

As of the date of adoption of FIN 48 and after the impact of recognizing the increase in the tax contingencies noted above, the Company’s unrecognized tax benefits totaled $57.5 million consisting of $47.6 million of unrecognized tax benefit, $8.0 million of interest and $1.9 million of penalties, which are recorded on the Company’s Consolidated Balance Sheet as “Other long-term liabilities”. The $57.5 million includes $15.6 million of contingencies previously recorded on the Company’s Consolidated Balance Sheet at December 31, 2006.  Included in the balance at January 1, 2007, were $38.7 million of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

The Company has elected to continue its practice of recognizing interest and/or penalties related to income tax matters as a component of income tax expense.  As a result, changes in Other long-term liabilities since the adoption of FIN48 on January 1, 2007, for the six-month period ended June 30, 2007 were as follows (in thousands):

2007
Balance as of January 1, 2007	$57,508
Interest and penalties accrued	2,655
Foreign currency translation	1,531
Balance as of June 30, 2007	$61,694

Interest and penalties for the three-month periods ended June 30, 2007 and 2006 were $1.4 million and $0.3 million, respectively.

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

The Company does not anticipate that total unrecognized tax benefits will change significantly prior to June 30, 2008.

(11) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$11,119	19,817	$0.56	$11,303	19,495	$0.58
Effect of dilutive securities	69	844	(0.02)	69	1,054	(0.03)
Diluted income attributable to common stockholders	$11,188	20,661	$0.54	$11,372	20,549	$0.55

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$14,551	19,773	$0.74	$14,039	19,441	$0.72
Effect of dilutive securities	138	910	(0.03)	138	1,077	(0.03)
Diluted income attributable to common stockholders	$14,689	20,683	$0.71	$14,177	20,518	$0.69

For the three and six-month periods ended June 30, 2007 and 2006, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculations.  For each of the three- and six-month periods ended June 30, 2007 and 2006, the dilutive effects of 51 thousand and 70 thousand outstanding performance stock awards, respectively, were excluded from the above calculation as the attainment of the performance criteria was not considered probable.

 (12) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three and six-month periods ended of 2007 and 2006, respectively, as well as the related weighted-average grant-date fair values:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Stock options	18,000	$25.92	18,000	$21.32
Restricted stock awards	6,700	46.45	2,600	$33.73
Performance stock awards	—	$—	—	$—
Total awards	24,700		20,600

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Stock options	20,500	$26.13	18,000	$21.32
Restricted stock awards	6,700	46.45	2,600	$33.73
Performance stock awards	50,598	$52.30	71,292	$31.73
Total awards	77,798		91,892

The performance stock awards granted in 2007 are subject to achieving predetermined revenue and EBITDA targets by December 31, 2008 and also include continued service conditions.   If the Company does not achieve the performance goals by the end of 2008, the shares will be forfeited in their entirety.  For the three and six months ended June 30, 2007, no compensation has been recorded for these awards as management does not currently believe that it is probable these performance targets will be achieved. During the six months ended June 30, 2007, $549 thousand was recorded as treasury stock for 11,379 shares of the Company’s common stock that employees had remitted to the Company as payment for payroll taxes previously paid by the Company on the employees’ behalf primarily in connection with the employees’ vesting of certain performance stock awards.

 (13) SEGMENT REPORTING

The Company has two reportable segments: Technical Services and Site Services.  Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, severance charges, other refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing (“Adjusted EBITDA Contribution”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.

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

The following table reconciles third party revenues to direct revenues for the three and six-month periods ended June 30, 2007 and 2006 (in thousands).  Outside or Third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.  Certain reporting units have been reclassified to conform to the current year presentation.

	For the Three Months Ended June 30, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$165,154	$73,540	$14	$238,708
Intersegment revenues	55,574	5,220	236	61,030
Gross revenues	220,728	78,760	250	299,738
Intersegment expenses	(51,425)	(9,201)	(404)	(61,030)
Direct revenues	$169,303	$69,559	$(154)	$238,708

	For the Three Months Ended June 30, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$135,184	$65,131	$(753)	$199,562
Intersegment revenues	24,169	6,025	(2,290)	27,904
Gross revenues	159,353	71,156	(3,043)	227,466
Intersegment expenses	(21,298)	(9,697)	3,091	(27,904)
Direct revenues	$138,055	$61,459	$48	$199,562

	For the Six Months Ended June 30, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$304,876	$138,843	$13	$443,732
Intersegment revenues	98,998	10,765	424	110,187
Gross revenues	403,874	149,608	437	553,919
Intersegment expenses	(91,365)	(17,866)	(956)	(110,187)
Direct revenues	$312,509	$131,742	$(519)	$443,732

	For the Six Months Ended June 30, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$253,099	$131,886	$(928)	$384,057
Intersegment revenues	46,099	15,687	230	62,016
Gross revenues	299,198	147,573	(698)	446,073
Intersegment expenses	(38,812)	(24,015)	811	(62,016)
Direct revenues	$260,386	$123,558	$113	$384,057

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Adjusted EBITDA:
Technical Services	41,287	33,867	66,619	58,899
Site Services	12,246	11,954	20,866	22,364
Corporate Items	(18,303)	(17,475)	(30,190)	(28,135)
Total	35,230	28,346	57,295	53,128

Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,554	2,543	5,028	5,053
Depreciation and amortization	9,049	7,954	17,987	15,233
Income from operations	23,627	17,849	34,280	32,842
Other (income) expense	5	132	(1)	162
Loss on early extinguishment of debt	—	—	—	8,290
Interest expense, net of interest income	3,695	2,876	6,879	6,049
Income before provision for income taxes	$19,927	$14,841	$27,402	$18,341

The following table presents intangible assets by reported segment (in thousands):

	June 30, 2007	December 31, 2006
Intangible assets:
Technical Services
Goodwill	$21,442	$18,884
Permits, net	63,678	61,497
Customer profile database, net	150	584
	85,270	80,965
Site Services
Goodwill	148	148
Permits, net	3,723	3,604
Customer profile database, net	15	58
	3,886	3,810
	$89,156	$84,775

The following table presents total assets by reported segment (in thousands):

	June 30, 2007	December 31, 2006
Technical Services	$359,168	$346,220
Site Services	35,637	36,656
Corporate Items	306,142	287,932
Total	$700,947	$670,808

(14) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

Following is the condensed consolidating balance sheet at June 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$168	$49,194	$27,994	$—	$77,356
Intercompany receivables	36,472	—	45,864	(82,336)	—
Other current assets	11,072	204,959	34,227	—	250,258
Property, plant and equipment, net	—	225,334	26,582	—	251,916
Investments in subsidiaries	291,143	89,482	91,654	(472,279)	—
Intercompany note receivable	—	112,850	3,701	(116,551)	—
Other long-term assets	25,407	62,877	33,133	—	121,417
Total assets	$364,262	$744,696	$263,155	$(671,166)	$700,947
Liabilities and Stockholders’ Equity:
Current liabilities	$56,110	$121,038	$21,259	$—	$198,407
Intercompany payables	—	82,336	—	(82,336)	—
Closure, post-closure and remedial liabilities	—	157,183	18,612	—	175,795
Long-term obligations	101,462	—	—	—	101,462
Capital lease obligations	—	3,100	567	—	3,667
Other long-term liabilities	43,814	—	17,880	—	61,694
Intercompany note payable	3,701	—	112,850	(116,551)	—
Accrued pension cost	—	—	747	—	747
Total liabilities	205,087	363,657	171,915	(198,887)	541,772
Stockholders’ equity:
Total stockholders’ equity	159,175	381,039	91,240	(472,279)	159,175
Total liabilities and stockholders’ equity	$364,262	$744,696	$263,155	$(671,166)	$700,947

Following is the condensed consolidating balance sheet at December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$822	$44,854	$27,874	$—	$73,550
Intercompany receivables	39,602	—	5,773	(45,375)	—
Other current assets	10,127	206,845	23,059	—	240,031
Property, plant and equipment, net	—	219,024	25,102	—	244,126
Investments in subsidiaries	253,877	56,757	91,654	(402,288)	—
Investment in joint venture	—	2,208	—	—	2,208
Intercompany note receivable	—	102,986	3,701	(106,687)	—
Other long-term assets	20,799	62,991	27,103	—	110,893
Total assets	$325,227	$695,665	$204,266	$(554,350)	$670,808
Liabilities and Stockholders’ Equity:
Current liabilities	$27,818	$133,558	$21,880	$—	$183,256
Intercompany payables	—	45,375	—	(45,375)	—
Closure, post-closure and remedial liabilities	—	156,751	16,649	—	173,400
Long-term obligations	120,522	—	—	—	120,522
Capital lease obligations	—	3,511	528	—	4,039
Other long-term liabilities	—	—	15,609	—	15,609
Intercompany note payable	3,701	—	102,986	(106,687)	—
Accrued pension cost	—	—	796	—	796
Total liabilities	152,041	339,195	158,448	(152,062)	497,622
Stockholders’ equity:
Total stockholders’ equity	173,186	356,470	45,818	(402,288)	173,186
Total liabilities and stockholders’ equity	$325,227	$695,665	$204,266	$(554,350)	$670,808

Following is the consolidating statement of operations for the three months ended June 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$206,635	$32,699	$(626)	$238,708
Cost of revenues	—	144,978	20,930	(626)	165,282
Selling, general and administrative expenses	—	29,983	8,213	—	38,196
Accretion of environmental liabilities	—	2,310	244	—	2,554
Depreciation and amortization	—	7,574	1,475	—	9,049
Income from operations	—	21,790	1,837	—	23,627
Other income (expense)	—	7	(12)	—	(5)
Interest income (expense)	(3,443)	(492)	240	—	(3,695)
Equity in earnings of subsidiaries	21,871	653	—	(22,524)	—
Intercompany dividend income (expense)	—	—	3,117	(3,117)	—
Intercompany interest income (expense)	—	3,006	(3,006)	—	—
Income before provision for income taxes	18,428	24,964	2,176	(25,641)	19,927
Provision for income taxes	7,240	301	1,198	—	8,739
Net income	$11,188	$24,663	$978	$(25,641)	$11,188

Following is the consolidating statement of operations for the three months ended June 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$169,814	$30,345	$(597)	$199,562
Cost of revenues	—	118,067	18,494	(597)	135,964
Selling, general and administrative expenses	—	30,429	4,823	—	35,252
Accretion of environmental liabilities	—	2,319	224	—	2,543
Depreciation and amortization	—	6,726	1,228	—	7,954
Income from operations	—	12,273	5,576	—	17,849
Other income (expense)	—	(113)	(19)	—	(132)
Loss on early extinguishment of debt	—	—	—	—	—
Interest income (expense)	(3,298)	289	133	—	(2,876)
Equity in earnings of subsidiaries	16,739	4,308	—	(21,047)	—
Intercompany dividend income (expense)	—	—	3,050	(3,050)	—
Intercompany interest income (expense)	—	2,942	(2,942)	—	—
Income before provision for income taxes	13,441	19,699	5,798	(24,097)	14,841
Provision for income taxes	2,069	162	1,238	—	3,469
Net income	$11,372	$19,537	$4,560	$(24,097)	$11,372

Following is the consolidating statement of operations for the six months ended June 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$384,226	$63,681	$(4,175)	$443,732
Cost of revenues	—	278,571	42,490	(4,175)	316,886
Selling, general and administrative expenses	—	54,576	14,975	—	69,551
Accretion of environmental liabilities	—	4,568	460	—	5,028
Depreciation and amortization	—	14,727	3,260	—	17,987
Income from operations	—	31,784	2,496	—	34,280
Other income (expense)	—	13	(12)	—	1
Interest income (expense)	(6,856)	(569)	546	—	(6,879)
Equity in earnings of subsidiaries	32,070	635	—	(32,705)	—
Intercompany dividend income (expense)	—	—	6,038	(6,038)	—
Intercompany interest income (expense)	—	5,826	(5,826)	—	—
Income before provision for income taxes	25,214	37,689	3,242	(38,743)	27,402
Provision for income taxes	10,525	301	1,887	—	12,713
Net income	$14,689	$37,388	$1,355	$(38,743)	$14,689

Following is the consolidating statement of operations for the six months ended June 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$326,542	$61,835	$(4,320)	$384,057
Cost of revenues	—	230,946	40,696	(4,320)	267,322
Selling, general and administrative expenses	—	54,112	9,495	—	63,607
Accretion of environmental liabilities	—	4,616	437	—	5,053
Depreciation and amortization	—	12,888	2,345	—	15,233
Income from operations	—	23,980	8,862	—	32,842
Other income (expense)	2	(116)	(48)	—	(162)
Loss on early extinguishment of debt	(8,290)	—	—	—	(8,290)
Interest income (expense)	(6,817)	560	208	—	(6,049)
Equity in earnings of subsidiaries	31,190	6,989	—	(38,179)	—
Intercompany dividend income (expense)	—	—	6,013	(6,013)	—
Intercompany interest income (expense)	—	5,800	(5,800)	—	—
Income before provision for income taxes	16,085	37,213	9,235	(44,192)	18,341
Provision for (benefit from) income taxes	1,908	325	1,931	—	4,164
Net income	$14,177	$36,888	$7,304	$(44,192)	$14,177

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash from operating activities	$32,357	$18,361	$(2,685)	$(32,705)	$15,328
Cash flows from investing activities:
Additions to property, plant and equipment	—	(14,327)	(1,525)	—	(15,852)
Costs to obtain or renew permits	—	(112)	—	—	(112)
Proceeds from sales of fixed assets	—	160	282	—	442
Cost of available-for-sale securities	(950)	(85)	—	—	(1,035)
Acquisition of Ensco Caribe	(1,487)	—	—	—	(1,487)
Investment in subsidiaries	(32,070)	(635)	—	32,705	—
Net cash from investing activities	(34,507)	(14,999)	(1,243)	32,705	(18,044)

Cash flows from financing activities:
Change in uncashed checks	—	3,310	(273)	—	3,037
Proceeds from exercise of stock options	1,193	—	—	—	1,193
Deferred financing costs incurred	(32)	—	—	—	(32)
Proceeds from employee stock purchase plan	542	—	—	—	542
Dividend payments on preferred stock	(138)	—	—	—	(138)
Payments of capital leases	—	(778)	(92)	—	(870)
Other	(69)	—	—	—	(69)
Interest (payments) / received	—	10,223	(10,223)	—	—
Dividends (paid) received	—	(11,777)	11,777	—	—
Net cash from financing activities	1,496	978	1,189	—	3,663

Effect of exchange rate change on cash	—	—	2,859	—	2,859
Increase (decrease) in cash and cash equivalents	(654)	4,340	120	—	3,806
Cash and cash equivalents, beginning of period	822	44,854	27,874	—	73,550

Cash and cash equivalents, end of period	$168	$49,194	$27,994	$—	$77,356

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash from operating activities	$96,101	$(45,440)	$830	$(21,047)	$30,444
Cash flows from investing activities:
Additions to property, plant and equipment	—	(17,791)	(2,626)	—	(20,417)
Increase in permits	—	(572)	—	—	(572)
Acquisition costs	(98)	—	—	—	(98)
Sales of marketable securities	10,100	33,500	—	—	43,600
Purchase of available-for-sale securities	(53,700)	(1,650)	—	—	(55,350)
Proceeds from sale of fixed assets and assets held for sale	—	530	—	—	530
Proceeds from sale of stock outstanding	3,470	—	—	—	3,470
Proceeds from insurance claims	384	—	—	—	384
Investment in subsidiaries	(16,739)	(4,308)	—	21,047	—
Net cash from investing activities	(56,583)	9,709	(2,626)	21,047	(28,453)

Cash flows from financing activities:
Change in uncashed checks	—	(2,347)	(2,478)	—	(4,825)
Proceeds from exercise of stock options	1,685	—	—	—	1,685
Dividend payments on preferred stock	(138)	—	—	—	(138)
Excess tax benefit from stock-based compensation	1,309	—	—	—	1,309
Deferred financing costs incurred	(85)	—	—	—	(85)
Proceeds from employee stock purchase plan	365	—	—	—	365
Payments of capital leases	—	(833)	(127)	—	(960)
Dividends (paid) received	—	(11,810)	11,810	—	—
Principal payments on debt	(52,500)	—	—	—	(52,500)
Net cash from financing activities	(49,364)	(14,990)	9,205	—	(55,149)

Effect of exchange rate change on cash	—	—	627	—	627
Increase (decrease) in cash and cash equivalents	(9,846)	(50,721)	8,036	—	(52,531)
Cash and cash equivalents, beginning of period	10,391	110,649	11,409	—	132,449

Cash and cash equivalents, end of period	$545	$59,928	$19,445	$—	$79,918

(15) PROPERTIES HELD FOR SALE

During the quarter ended June 30, 2007, management determined that due to changes in circumstances regarding the sale of certain property, such property no longer met the criteria for classification as an asset held for sale.  As a result the Company reclassified the carrying value of $6.9 million to property, plant and equipment at June 30, 2007.

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

Our Technical Services segment collects and transports containerized and bulk waste; performs categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services; and offers Apollo Onsite Services, which customize environmental programs at customer sites. This is accomplished through the network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers’ waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers, chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

Our Site Services segment provide highly skilled experts utilizing specialty equipment and resources to perform services, such as industrial maintenance, surface remediation, groundwater restoration, site and facility decontamination, emergency response, site remediation, PCB disposal and oil disposal at the customer’s site or another location. These services are dispatched on a scheduled or emergency basis.

On August 18, 2006, we purchased all of the membership interests in Teris LLC. As a result of that purchase, we acquired a hazardous waste incineration facility in Arkansas and a licensed transportation, storage and disposal facility in California. Subject to certain closing adjustments, the purchase price for Teris was $51.9 million.   On January 3, 2007, Ensco Caribe, Inc., a Puerto Rico corporation (“Ensco Caribe”) then owned 50% by Clean Harbors El Dorado, LLC (“CH El Dorado”) and 50% by Ochoa Industrial Sales Corporation (“Ochoa”), redeemed the 50% stock ownership of Ochoa for $3.0 million, of which $300,000 was placed in escrow for a period of 14 months as security for the representations and warranties of Ochoa. Immediately after the redemption, Ensco Caribe was 100% owned by CH El Dorado, the name “Ensco Caribe, Inc.” was changed to “Clean Harbors Caribe, Inc.”, and the Puerto Rico operations of Clean Harbors Environmental Services, Inc. were transferred to Clean Harbors Caribe, Inc.

We have accrued environmental liabilities, as of June 30, 2007, of approximately $175.8 million, substantially all of which we assumed as part of the acquisition of CSD assets in September 2002 and Teris LLC in August 2006. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

Environmental Liabilities

Closure and Post-closure Liabilities

The changes to closure and post-closure liabilities for the six months ended June 30, 2007 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at December 31, 2006	$18,858	$6,697	$25,555
New asset retirement obligations	731	—	731
Accretion	1,302	407	1,709
Changes in estimate recorded to statement of operations	(169)	(490)	(659)
Other changes in estimates recorded to balance sheet	318	—	318
Payments	(61)	(115)	(176)
Currency translation, reclassifications and other	120	25	145
Balance at June 30, 2007	$21,099	$6,524	$27,623

The net $0.7 million benefit from changes in estimates recorded to the statement of operations was due to: (i) an increase in utilization of a facility thus avoiding projected near-term closure, (ii) decreasing a cell closure cost estimate for a full cell, and (iii) delaying timing of completing cell closure for a full cell.

Remedial Liabilities

The changes to remedial liabilities for the six months ended June 30, 2007 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at December 31, 2006	$4,917	$91,494	$51,434	$147,845
Acquisitions	—	—	(242)	(242)
Accretion	115	2,116	1,088	3,319
Changes in estimate recorded to statement of operations	(44)	(1,355)	392	(1,007)
Payments	(82)	(1,856)	(1,321)	(3,259)
Currency translation, reclassifications and other	226	71	1,219	1,516
Balance at June 30, 2007	$5,132	$90,470	$52,570	$148,172

The net $1.0 million benefit from changes in estimates recorded to selling, general and administrative expenses on the consolidated statement of operations was due to: (i) regulator approval of less costly alternative remediation plan, and (ii) the discounting effect of delays in certain remedial projects.

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

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below):
Disposal costs to third parties	3.5	3.3	3.2	3.0
Other cost of revenues	65.7	64.8	68.2	66.6
Total cost of revenues	69.2	68.1	71.4	69.6
Selling, general and administrative expenses	16.0	17.7	15.7	16.5
Accretion of environmental liabilities	1.1	1.3	1.1	1.3
Depreciation and amortization	3.8	4.0	4.1	4.0
Income from operations	9.9	8.9	7.7	8.6
Other income (expense)	—	(0.1)	—	—
Loss on early extinguishment of debt	—	—	—	(2.2)
Interest (expense), net of interest income	(1.5)	(1.4)	(1.5)	(1.6)
Income before provision for income taxes	8.4	7.4	6.2	4.8
Provision for income taxes	3.7	1.7	2.9	1.1
Net income	4.7%	5.7%	3.3%	3.7%

Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as the term “EBITDA” as defined in our current credit agreement and indenture for covenant compliance purposes. This definition is net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, severance charges, other refinancing-related expenses, gain (loss) on sale of fixed assets, loss on early extinguishment of debt, and cumulative effect of change in accounting principle, net of tax.

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

The following is a reconciliation of net income to Adjusted EBITDA for the six-month periods ended June 30, 2007 and 2006:

	2007	2006
Net income	$14,689	$14,177
Accretion of environmental liabilities	5,028	5,053
Depreciation and amortization	17,987	15,233
Interest expense, net	6,879	6,049
Provision for income taxes	12,713	4,164
Loss on early extinguishment of debt	—	8,290
Other (income) loss	(1)	162
Adjusted EBITDA	$57,295	$53,128

The following reconciles Adjusted EBITDA to cash provided for operations for the six-month periods ended June 30, 2007 and 2006:

	2007	2006
Adjusted EBITDA	$57,295	$53,128
Interest expense, net	(6,879)	(6,049)
Provision for income taxes	(12,713)	(4,164)
Allowance for doubtful accounts	(410)	764
Amortization of deferred financing costs and debt discount	1,001	709
Change in environmental estimates	(1,666)	(1,435)
Gain on insurance settlement	—	(184)
Deferred income taxes	(5,056)	979
Stock-based compensation	1,967	1,592
Loss on early extinguishment of debt	—	(5,907)
Changes in assets and liabilities
Accounts receivable	(6,373)	2,576
Other current assets	(6,189)	(4,358)
Accounts payable	(5,830)	(938)
Other current liabilities	3,616	(2,920)
Environmental expenditures	(3,435)	(3,395)
Net cash provided by operating activities	$15,328	$30,444

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 22, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1, “Financial Statements” and in particular Note 13, “Segment Reporting” in this report.

	Summary of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Direct Revenues:
Technical Services	$169,303	$138,055	$312,509	$260,386
Site Services	69,559	61,459	131,742	123,558
Corporate Items	(154)	48	(519)	113
Total	238,708	199,562	443,732	384,057

Cost of Revenues:
Technical Services	112,596	90,062	215,847	174,386
Site Services	50,909	43,489	99,095	89,132
Corporate Items	1,777	2,413	1,944	3,804
Total	165,282	135,964	316,886	267,322

Selling, General & Administrative Expenses:
Technical Services	15,420	14,126	30,043	27,101
Site Services	6,404	6,016	11,781	12,062
Corporate Items	16,372	15,110	27,727	24,444
Total	38,196	35,252	69,551	63,607

Adjusted EBITDA:
Technical Services	41,287	33,867	66,619	58,899
Site Services	12,246	11,954	20,866	22,364
Corporate Items	(18,303)	(17,475)	(30,190)	(28,135)
Total	$35,230	$28,346	$57,295	$53,128

Three months ended June 30, 2007 versus the three months ended June 30, 2006

Revenues

Total revenues for the three months ended June 30, 2007 increased $39.2 million to $238.7 million from $199.5 million for the comparable period in 2006. Technical Services revenues for the three months ended June 30, 2007 increased $31.3 million to $169.3 million from $138.0 million for the comparable period in 2006. The primary increases in Technical Services revenues consisted of increases in the volume and pricing of waste processed through our facilities of $10.0 million and $7.0 million, respectively. The increase was also attributable to new business from the Teris acquisition in 2006, stronger performance in the Canada regions as well as existing base business holding strong across all regions.  Contributing to the increase is $0.4 million due to the strengthening of the Canadian dollar.

Site Services revenues for the three months ended June 30, 2007 increased $8.1 million to $69.6 million from $61.5 million for the comparable period in 2006.   In the second quarter of 2007, Site Services performed no large emergency response projects. In the second quarter of 2006, Site Services performed major emergency response work accounting for $1.9 million, offset by intercompany costs of $0.2 million, resulting in direct revenue of $1.7 million, or 2.8% of direct revenue for this segment. Base Site Services revenue increased $9.8 million from the first quarter of 2006 compared to the first quarter of 2007. This increase was due to opening a new Industrial Services office in the Mid-West, increased large project work in the Industrial Services Group, higher PCB/Oil volumes and increased oil and metal pricing as well as favorable volumes in the chemical recycling and distribution group. These increases were augmented by strong base and project business in Canada, the Midwest and West regions.  These improvements were partially offset by decreased business in the South region.

Corporate Items revenues for the three months ended June 30, 2007 decreased $0.2 million to $(154) thousand from $48 thousand for the comparable period in 2006.  This decrease results entirely from higher intercompany disposal costs connected with remedial and maintenance projects on closed and idled operations.

There are many factors which have impacted, and continue to impact, our revenues. These factors include: economic conditions; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; and industry-wide capacity utilization.

Cost of Revenues

Total cost of revenues for the three months ended June 30, 2007 increased $29.4 million to $165.3 million compared to $135.9 million for the comparable period in 2006. Technical Services cost of revenues increased $22.6 million to $112.6 million from $90.0 million for the comparable period in 2006. Cost of revenues for Technical Services increased $7.8 million in employee labor and related costs, $3.8 million in materials and supplies costs, $3.1 million in building and equipment repairs and maintenance expense, $1.9 million in outside transportation and rail costs, $1.9 million in outside disposal costs, $1.0 million in subcontractor costs, $0.9 million in taxes and insurance, $0.6 million in downtime and turnaround costs, $0.6 million in utility expense, $0.4 million in transportation and discharges fees, $0.4 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar and $0.2 million in travel expenses.

 Site Services cost of revenues increased $7.4 million to $50.9 million from $43.5 million for the comparable period in 2006.  Cost of revenues for the second quarter of 2007 related to the performance of major emergency response jobs decreased by $0.8 million to $0.1 million in 2007, as compared to $0.9 million for comparable period of 2006. Non-event Site Services costs for materials and supplies increased $2.7 million in 2007 as compared to 2006 primarily due to increased volume and acquisition costs of recycling materials in our PCB and chemical distribution businesses.  In the second quarter of 2007, labor and related costs increased $2.4 million due to increased overall volume,  vehicle expense and equipment rental and repair increased $1.8 million, and outside disposal increased $0.7 million and travel expenses increased $0.6 million largely due to industrial services project costs.  These increases were offset by a decrease of $0.3 million in subcontractor costs.

Corporate Items cost of revenues for the three months ended June 30, 2007 decreased $0.6 million to $1.8 million from $2.4 million for the comparable period in 2006. The decrease resulted primarily from a higher allocation of  general insurance costs of $0.4 million in 2007, and $0.2 million of construction costs in 2006 connected with the Company’s new headquarters.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2007 increased $2.9 million to $38.2 million from $35.3 million for the comparable period in 2006. Technical Services selling, general and administrative expenses for the three months ended June 30, 2007 increased $1.2 million to $15.4 million from $14.2 million for the comparable period in 2006 primarily due to increased headcount and related labor costs and increased incentive compensation costs required to support business growth.

Site Services selling, general and administrative expenses increased $0.4 million to $6.4 million for the three-month period ended June 30, 2007 from $6.0 million for the corresponding period of the preceding year. The increase was primarily due to an increase in incentive compensation costs.

Corporate Items selling, general and administrative expenses for the three months ended June 30, 2007 increased $1.3 million to $16.4 million from $15.1 million for the comparable period in 2006. Health insurance costs increased quarter over quarter by $1.0 million, due to higher self-insurance costs as well as the increased employee population arising from the Teris acquisition.  Foreign exchange costs rose by $0.7 million, and penalties, bank fees and other miscellaneous costs rose by $0.5 million.  These increases were offset by lower total employment costs arising from higher incentive compensation target thresholds which have not been met of about $0.6 million net, and lower professional fees of $0.3 million.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended June 30, 2007 and 2006 was similar at $2.6 million and $2.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2007 increased $1.0 million to $9.0 million from $8.0 million for the comparable period in 2006. The net increase was primarily due to depreciation of assets acquired as part of Teris LLC of $1.2 million and software development costs of $0.2 million, partially offset by decreased landfill volumes of $0.4 million.

Interest Expense, Net

Interest expense net of interest income for the three months ended June 30, 2007 increased $0.8 million to $3.7 million from $2.9 for the comparable period in 2006. This was primarily due to $0.7 million interest related to the $30.0 million Term Loan issued on August 18, 2006.

Income Taxes

Income tax expense for the three months ended June 30, 2007 increased $5.0 million to $8.7 million from $3.5 million for the comparable period in 2006.  Income tax expense for the second quarter of 2007 consisted of a current tax expense relating to the Canadian operations of $0.6 million, federal income tax of $5.3 million, a state income tax expense of $1.4 million, and interest and penalties related to tax contingencies of $1.4 million.  Income tax expense for the three months ended June 30, 2006 consisted of a current tax expense relating to the Canadian operations of $1.5 million, including withholding taxes, federal income tax of $1.5 million, and a state income tax expense of $0.5 million relating to profitable operations in certain legal entities.

The effective tax rate for the three months ended June 30, 2007 was 43.9% compared to 23.4% for the comparable period in 2006.  The increase in the effective tax rate was primarily related to a reduction in the benefit realized from the utilization of net operating loss carryforwards and the inclusion of interest and penalties on tax contingencies for uncertain tax positions (“FIN 48”) in 2007 as compared to the same period in 2006.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of June 30, 2007 and December 31, 2006, we had a valuation allowance of approximately $12.1 million and $12.4 million, respectively.  The allowance relates to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Adjusted EBITDA Contribution

The total combined Adjusted EBITDA contribution by segment for the three months ended June 30, 2007 increased $6.9 million to $35.2 million from $28.3 million for the comparable period in 2006.  The Technical Services contribution increased $7.5 million, the Site Services contribution increased $0.3 million and Corporate Items costs increased $0.9 million.  The total combined Adjusted EBITDA contribution was comprised of revenues of $238.7 million and $199.5 million, net of cost of revenues of $165.3 million and $135.9 million and selling, general and administrative expenses of $38.2 million and $35.3 million for the three-month periods ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007 versus the six months ended June 30, 2006

Revenues

Total revenues for the six months ended June 30, 2007 increased $59.7 million to $443.7 million from $384.0 million for the comparable period in 2006. Technical Services revenues for the six months ended June 30, 2007 increased $52.1 million to $312.5 million from $260.4 million for the comparable period in 2006. The primary increases in Technical Services revenues consisted of increases in the volume and pricing of waste processed through our facilities of $24.4 million and $5.6 million, respectively.  The increase was also attributable to new business from the Teris LLC acquisition during 2006 and stronger performance in the Canada regions, as well as existing base business holding strong across all regions.  Contributing to the increase was $0.2 million due to the strengthening of the Canadian dollar.

Site Services revenues for the six months ended June 30, 2007 increased $8.2 million to $131.7 million from $123.5 million for the comparable period in 2006. In the first half of 2007, Site Services performed major emergency response work accounting for $2.6 million, offset by intercompany costs of $0.5 million, resulting in direct revenue of $2.1 million, or 1.6% of direct revenue for this segment In 2006, major emergency response work accounted for $15.1 million of outside revenues, offset by intercompany costs of $1.9 million, resulting in direct revenue of $13.2 million, or 10.7% of direct revenue for this segment. Base Site Services revenue increased $19.3 million from the first half of 2006 compared to the first half of 2007.  This increase was due to the opening of a new Industrial Services office in the Mid-West, increased large project work in the Industrial Services group, increased revenues from a large engineering project, higher PCB/Oil volumes and increased oil and metal pricing as well as favorable volumes in the chemical recycling and distribution group. These increases were augmented by strong base and project business in the Canadian Site Services departments as well as the Mid-West and Western US regions.  This strengthening of base business was partially offset by decreased volumes in the South region.

Corporate Items revenues for the six months ended June 30, 2007 decreased $0.6 million to $(0.5) million from $0.1 million for the comparable period in 2006.  This decrease resulted mainly from higher intercompany disposal costs connected with remedial and maintenance projects on closed and idled operations.

There are many factors which have impacted, and continue to impact, our revenues. These factors include: economic conditions; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies and industry-wide capacity utilization.

Cost of Revenues

Total cost of revenues for the six months ended June 30, 2007 increased $49.6 million to $316.9 million compared to $267.3 million for the comparable period in 2006. Technical Services cost of revenues increased $41.5 million to $215.9 million from $174.4 million for the comparable period in 2006.  Cost of revenues for Technical Services increased $15.4 million in employee labor and related costs, $6.8 million in materials and supplies costs, $6.5 million in building and equipment repairs and maintenance expense, $3.4 million in outside transportation and rail costs, $1.8 million in outside disposal costs, $1.7 million in subcontractor costs, $1.5 million in taxes and insurance, $1.3 million in downtime and turnaround costs, $1.3 million in utility expense, $1.1 million in transportation and discharges fees, $0.6 million in travel expenses and $0.1 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar.

Site Services cost of revenues increased $10.0 million to $99.1 million from $89.1 million for the comparable period in 2006. Cost of revenues for the first half of 2007 related to the performance of major emergency response jobs decreased by $5.8 million to $1.8 million in 2007, as compared to $7.6 million for comparable period of 2006. Non-event Site Services cost of revenue increased $4.4 million in materials and supplies primarily from increased recyclable material and chemical costs, $4.1 million in labor and related costs from increased business volumes, $3.5 million in vehicle expense and equipment rental due to added volume, $2.0 million in outside transportation and disposal from added volume and $1.1 million in travel expenses as more large projects were performed away from our base offices.  Increased insurance costs added $0.3 million to 2007 costs as compared to 2006.

Corporate Items cost of revenues for the six months ended June 30, 2007 decreased $1.9 million to $1.9 million from $3.8 million for the comparable period in 2006. The decrease resulted primarily from a higher allocation of  general insurance costs of $0.9 million in 2007, a reduction in outside disposal costs of $0.7 million, and $0.3 million of favorable payroll tax adjustments.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended June 30, 2007 increased $5.9 million to $69.5 million from $63.6 million for the comparable period in 2006. Technical Services selling, general and administrative expenses for the six months ended June 30, 2007 increased $2.9 million to $30.0 million from $27.1 million for the comparable period in 2006 primarily due to increased headcount and related labor costs and increase incentive compensation costs associated with strategic and regional management resources as well as comparatively increased costs from the Teris acquisition in 2006.

Site Services selling, general and administrative expenses decreased $0.3 million to $11.8 million for the six-month period ended June 30, 2007 from $12.1 million for the corresponding period of the preceding year. The change was due to decreased salaries and benefit costs, offset by increased incentive compensation costs in the first half of 2007 as compared to 2006.

Corporate Items selling, general and administrative expenses for the six months ended June 30, 2007 increased $3.3 million to $27.7 million from $24.4 million for the comparable period in 2006. Health insurance costs increased  by $1.2 million, due to higher self-insurance costs as well as the increased employee population arising from the Teris acquisition.  Foreign exchange costs rose by $0.9 million, and penalties, bank fees and other miscellaneous costs also increased by $0.9 million.  Current year costs did not have the benefit of a 2006 reduction of $0.5 million from the cancellation of a longstanding reserve that was no longer required.  These cost increases were partially offset by a decrease in the allowance for doubtful accounts.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the six-month periods ended June 30, 2007 and 2006 was similar at $5.0 million and $5.1 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2007 increased $2.8 million to $18.0 million from $15.2 million for the comparable period in 2006. The increase was primarily due to depreciation of assets acquired as part of Teris LLC of $2.0 million, a $0.3 million expense in connection with an insurance loss deductible, and software and other development costs of $0.5 million.

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

Interest Expense, Net

Interest expense, net of interest income for the six months ended June 30, 2007, increased $0.8 million to $6.8 million from $6.0 million for the comparable period in 2006. The increase was primarily due to $1.5 million increase related to the $30.0 million Term Loan issued on August 18, 2006, offset by $0.8 million decrease in capitalized interest.

Income Taxes

Income tax expense for the six months ended June 30, 2007 increased $8.5 million to $12.7 million from $4.2 million for the comparable period in 2006.  Income tax expense for the second quarter of 2007 consisted of a current tax expense relating to the Canadian operations of $0.9 million, federal income tax of $7.2 million, a state income tax expense of $2.0 million, and interest and penalties related to tax contingencies of $2.6 million.  Income tax expense for the second quarter of 2006 consisted primarily of a current tax expense relating to the Canadian operations of $2.0 million, including withholding taxes, federal income tax of $1.6 million, and a state income tax expense of $0.6 million relating to profitable operations in certain legal entities.

The effective tax rate for the six months ended June 30, 2007 was 46.4% compared to 22.7% for the comparable period in 2006.  The increase in the effective tax rate was primarily related to a reduction in the benefit realized from the utilization of net operating loss carryforwards and the inclusion of interest and penalties on tax contingencies for uncertain tax positions (“FIN 48”) in 2007 as compared to the same period in 2006.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of both June 30, 2007 and December 31, 2006, we had a valuation allowance of approximately $12.1 million and $12.4 million, respectively.  The allowance relates to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Adjusted EBITDA Contribution

The total combined Adjusted EBITDA contribution by segment for the six months ended June 30, 2007 increased $4.2 million to $57.3 million from $53.1 million for the comparable period in 2006. The contribution of Technical Services increased $7.7 million, offset by a decrease in Site Services contribution of $1.5 million and an increase in Corporate Items costs of $2.0 million. The total combined Adjusted EBITDA contribution was comprised of revenues of $443.7 million and $384.0 million, net of cost of revenues of $316.9 million and $267.3 million and selling, general and administrative expenses of $69.5 million and $63.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

We believe that our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, and funds available to borrow under our Revolving Facility. As of June 30, 2007, cash and cash equivalents were $77.4 million, marketable securities were $11.3 million, and funds available to borrow under the Revolving Facility were $27.6.

We intend to use our existing cash, marketable securities and cash flow from operations to provide for our working capital needs, for the Romic acquisition and other potential acquisitions, and to fund recurring capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for the foreseeable future. We have accrued environmental liabilities as of June 30, 2007 of approximately $175.8 million, substantially all of which we assumed in connection with the acquisitions of the CSD assets in September 2006 and Teris LLC in August 2006. We performed extensive due diligence investigations with respect to both the amount and timing of such liabilities. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

Cash flows for the six months ended June 30, 2007

For the six months ended June 30, 2007, we had a net increase of cash of $15.3 million from our operating activities. We reported net income for the period of $14.7 million. In addition, we reported non-cash expenses during this period totaling $18.9 million. These non-cash expenses consisted primarily of $18.0 million for depreciation and amortization, $5.0 million for the accretion of environmental liabilities, $2.0 million for stock based compensation, a reduction of $5.1 million of deferred income taxes, and a reduction of  $1.7 million in our environmental estimate. Net use of cash for working capital purposes totaled $18.2 million and consisted primarily of a decrease of $5.8 million in accounts payable, a $5.7 million decrease in other accrued expenses, a $6.4 million increase in accounts receivable, a $3.8 million increase in unbilled receivables, a $1.3 million increase in supplies inventory and $3.4 million in environmental expenditures offset by an increase in income tax payable of $8.7 million.

For the six months ended June 30, 2007, we used $18.0 million of net cash in our investing activities. Uses of cash totaled $18.5 million and consisted primarily of the acquisition of Ensco Caribe assets of $1.5 million, additions to property, plant, and equipment of $15.9 million, and $1.0 million in the purchase of available-for-sale securities.  Sources of cash totaled $0.4 million and consisted of proceeds from sale of fixed assets.

For the six months ended June 30, 2007, our financing activities resulted in a net cash increase of $3.7 million and consisted primarily of $3.0 million increase in uncashed checks and $1.2 million in proceeds from exercising stock options,  partially offset by $0.9 million of payments on capital leases.

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

For the six months ended June 30, 2006, we used $28.5 million of cash in our investing activities. Sources of cash totaled $48.0 million and consisted of the sales of restricted investments of $3.5 million, proceeds from the sale of assets of $0.5 million, proceeds from an insurance claim of $0.4 million and sales of marketable securities of $43.6 million. Cash used in investing activities totaled $76.5 million and consisted of purchases of property, plant and equipment of $20.4 million, purchases of marketable securities of $55.4 million, the costs associated with the renewal of permits of $0.6 million and acquisition costs of $0.1 million.

For the six months ended June 30, 2006, our financing activities resulted in a net use of cash of $55.1 million and consisted primarily of principal payments on our debt of $52.5 million.

Financing Arrangements

At June 30, 2007, we had outstanding $91.5 million of eight-year Senior Secured Notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”), a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”), and a $30.0 million term loan (the “Term Loan”).   The financing arrangements and principal terms of the each are discussed further in our 2006 Annual Report on Form 10-K.  There have not been any material changes in our terms and conditions during the first six months of 2007.

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

We are required, within 120 days following June 30, 2007, to offer to repurchase the Senior Secured Notes in the amount of $19.2 million of the Excess Cash Flow generated during the twelve-month period ended June 30, 2007.  However, during the quarter ended June 30, 2007, the market price of the Senior Secured Notes was consistently in excess of the 104% of principal amount at which we are required and permitted by the Indenture and the Credit Agreement to make Excess Cash Flow Offers for outstanding Senior Secured Notes.  Holders of Senior Secured Notes may therefore not accept an Excess Cash Flow Offer made in accordance with the Indenture and the Credit Agreement unless the trading price of the Senior Secured Notes declines prior to the time in 2007 at which we will be required to make such an offer. To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2007, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 10, “Income Taxes,” we have significant contingent liabilities associated with potential tax liabilities and related interest and penalties.   These liabilities are classified as “Other long-term liabilities” in our Consolidated Balance Sheet in accordance with the provision of FIN 48 adopted on January 1, 2007 because of the uncertainties involved.  We are not able to reasonably estimate when we would make any cash payments to settle these liabilities; however, we do not believe material cash payments will be required in the next 12 months.

Stockholder Matters

Stockholders’ equity was $159.2 million at June 30, 2007, or $7.69 per weighted average share outstanding plus potentially dilutive common shares, compared to $173.2 million at December 31, 2006, or $8.38 per weighted average share outstanding plus potentially dilutive common shares. Stockholders’ equity decreased due to: (i) the unfavorable effect of the FIN 48 cumulative effect adjustment of $36.8 million; (ii) the payment of dividends on the Series B Preferred Stock of $0.1 million; (iii) remittance of restricted shares of $0.5 million; and (iv) other charges of $0.1 million.  Partially offsetting these decreases to stockholders’ equity were:  (i) the profit for the six-month period ended June 30, 2007 of $14.7 million; (ii) exercise of stock options, stock purchases under the employee stock purchase plan and related tax effects that totaled $1.8 million; (iii) the issuance and vesting of restricted stock awards that totaled $0.8 million; (iv) the vesting of performance stock awards that totaled $0.7 million; (v) the issuance and vesting of service-based stock option awards that totaled $0.3 million; and (vi) the effect of foreign currency translation of $5.2 million. During the six months ended June 30, 2007, $549 thousand was recorded as treasury stock for 11,379 shares of our common stock that employees had remitted to us as payment for payroll taxes previously paid by us on the employees’ behalf in connection with the employees’ vesting of certain performance stock awards.

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15 and April 15, 2007 and during 2006 were paid in cash.

On February 22, 2007, 190 shares of Series B Preferred Stock were converted into 578 shares of Common Stock.  As of June 30, 2007, the Company had 68,810 shares of Series B Preferred Stock outstanding.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at June 30, 2007 (in thousands):

	Six Months Remaining
Scheduled Maturity Dates	2007	2008	2009	2010	2011	Thereafter	Total

Senior Secured Notes	$—	$—	$—	$—	$—	$91,518	$91,518
Capital Lease Obligations	1,205	1,192	658	478	113	21	3,667
	$1,205	$1,192	$658	$478	$113	$91,539	$95,185
Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, at June 30, 2007, we had (i) a revolving facility (the “Revolving Facility”) which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, (ii) a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”) which allows us to have issued up to $50.0 million of additional letters of credit, and (iii) a $30.0 million term loan (the  “Term Loan”). At June 30, 2007, we had: (i) no borrowings and $42.4 million of letters of credit outstanding under the Revolving Facility and (ii) $49.9 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of December 31, 2006, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC

Facility.  The Term Loan bears interest, at our option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three- and six-month periods ended June 30, 2007, total foreign currency losses were $1.6 million and $1.7 million, respectively, primarily between U.S. and Canadian dollars.  During the three- and six-month periods ended June 30, 2006, total foreign currency losses were $0.9 million and $0.8 million, respectively, primarily between U.S. and Canadian dollars.  Our Canadian subsidiaries transact approximately 22.5% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses.  During the three- and six-month periods ended June 30, 2007, the U.S. dollar fell 9.7% and 8.3%, respectively against the Canadian dollar, resulting in foreign currency exchange losses of $1.7 million and $1.8 million, respectively.  During the three- and six-month periods ended June 30, 2006, the U.S. dollar fell 4.1% and 4.5%, respectively against the Canadian dollar, resulting in foreign currency exchange losses of $0.9 million and $0.8 million, respectively. The average exchange rate for the six-month periods ended June 30, 2007 and 2006 was 1.13 and 1.14 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported decreased net income by approximately $2.0 million and $1.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported increased net income by approximately $2.0 million and $1.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report.

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 8, “Commitments and Contingencies,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the three months ended June 30, 2007, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—At the Company’s annual meeting of shareholders held on May 18, 2007, the following Class III directors were re-elected for a three-year term by the following votes:

Nominee	For	Withheld
John P. DeVillars	17,219,619	671,873
Daniel McCarthy	17,100,805	790,687
Andrea Robertson	17,093,674	797,818

At the Company’s annual meeting of shareholders, the stockholders also approved an amendment to the Company’s 2000 Stock Incentive Plan (as described in the proxy statement for such meeting) by the following votes:

For	Against	Abstain	Broker Non- Votes
12,604,973	1,622,264	25,722	3,638,533

Item 5—Other Information—None

Item 6—Exhibits

Item No.	Description	Location
31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

By:	/s/ ALAN S. MCKIM
Alan S. McKim President and Chief Executive Officer

Date: August 9, 2007

By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge Executive Vice President and Chief Financial Officer

Date: August 9, 2007