Form 10-Q
period 2007-09-30
CLEAN HARBORS INC
filed 2007-11-09
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	19,900,868
(Class)	(Outstanding at November 7, 2007)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$91,856	$73,550
Marketable securities	11,250	10,240
Accounts receivable, net of allowance for doubtful accounts of $1,344 and $1,703 respectively	181,826	169,581
Unbilled accounts receivable	25,229	16,078
Deferred costs	7,499	7,140
Prepaid expenses and other current assets	7,034	9,451
Supplies inventories	22,933	20,101
Deferred tax assets	9,343	9,238
Properties held for sale	908	7,440
Total current assets	357,878	322,819
Property, plant and equipment:
Land	22,276	15,873
Asset retirement costs (non-landfill)	1,437	1,415
Landfill assets	24,145	11,399
Buildings and improvements	108,376	105,190
Vehicles	27,391	25,192
Equipment	264,053	249,981
Furniture and fixtures	1,419	1,400
Construction in progress	26,064	24,950
	475,161	435,400
Less—accumulated depreciation and amortization	217,476	191,274
	257,685	244,126
Other assets:
Deferred financing costs	6,325	7,206
Goodwill	21,655	19,032
Permits and other intangibles, net of accumulated amortization of $35,126 and $30,386, respectively	72,781	65,743
Investment in joint venture	—	2,208
Deferred tax assets	11,752	6,388
Other	4,652	3,286
	117,165	103,863
Total assets	$732,728	$670,808

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands except per share amounts)

	September 30, 2007	December 31, 2006

Current liabilities:
Uncashed checks	$4,724	$11,083
Current portion of capital lease obligations	1,014	1,391
Accounts payable	83,434	81,432
Deferred revenue	30,092	29,409
Other accrued expenses	55,333	56,999
Current portion of closure, post-closure and remedial liabilities	15,803	13,707
Income taxes payable	12,046	4,333
Total current liabilities	202,446	198,354
Other liabilities:
Closure and post-closure liabilities, less current portion of $4,655 and $2,035, respectively	24,085	23,520
Remedial liabilities, less current portion of $11,148 and $11,672, respectively	140,189	136,173
Long-term obligations, less current maturities	120,678	120,522
Capital lease obligations, less current portion	2,045	2,648
Tax contingencies and other long-term liabilities	65,102	16,405
Total other liabilities	352,099	299,268

Stockholders’ equity:
Preferred stock, $.01 par value:
Series B convertible preferred stock; authorized 156,416 shares; issued and outstanding 68,810 and 69,000 shares, respectively (liquidation preference of $3,500)	1	1
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 19,881,032 and 19,685,002 shares, respectively	199	197
Treasury stock	(571)	—
Additional paid-in capital	158,022	151,691
Accumulated other comprehensive income	17,388	8,939
Accumulated earnings	3,144	12,358
Total stockholders’ equity	178,183	173,186
Total liabilities and stockholders’ equity	$732,728	$670,808

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$245,507	$213,903	$689,239	$597,960
Cost of revenues (exclusive of items shown separately below)	169,007	151,606	485,893	418,928
Selling, general and administrative	38,092	26,880	107,643	90,487
Accretion of environmental liabilities	2,715	2,580	7,743	7,633
Depreciation and amortization	9,814	11,063	27,801	26,296
Income from operations	25,879	21,774	60,159	54,616
Other income (expense)	61	(111)	62	(273)
Loss on early extinguishment of debt	—	—	—	(8,290)
Interest income	1,166	953	2,713	2,727
Interest expense	(4,188)	(4,207)	(12,614)	(12,030)
Income before provision for (benefit from) income taxes and equity interest in joint venture	22,918	18,409	50,320	36,750
Provision for (benefit from) income taxes	9,978	(2,585)	22,691	1,579
Equity interest in joint venture	—	(11)	—	(11)
Net income	12,940	21,005	27,629	35,182
Dividends on Series B Preferred Stock	69	69	206	207
Net income attributable to common stockholders	$12,871	$20,936	$27,423	$34,975

Earnings per share:
Basic income attributable to common stockholders	$0.65	$1.07	$1.39	$1.79
Diluted income attributable to common stockholders	$0.63	$1.02	$1.33	$1.70

Weighted average common shares outstanding	19,840	19,587	19,788	19,488
Weighted average common shares outstanding plus potentially dilutive common shares	20,686	20,607	20,715	20,641

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,629	$35,182
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	27,801	26,296
Allowance for doubtful accounts	212	334
Amortization of deferred financing costs and debt discount	1,462	1,174
Accretion of environmental liabilities	7,743	7,633
Changes in environmental estimates	(2,289)	(9,839)
Deferred income taxes	(5,055)	(6,435)
Stock-based compensation	2,903	2,460
(Gain) loss on sale of fixed assets and assets held for sale	(62)	64
Impairment of assets held for sale	—	209
Investment in joint venture	—	(11)
Gain on insurance settlement	—	(184)
Write-off of deferred financing costs and debt discount	—	2,383
Changes in assets and liabilities:
Accounts receivable	(8,408)	(4,061)
Other current assets	(10,526)	(9,207)
Accounts payable	193	7,310
Other current liabilities	13,081	2,977
Environmental expenditures	(4,901)	(5,194)
Net cash from operating activities	49,783	51,091
Cash flows from investing activities:
Additions to property, plant and equipment	(23,814)	(30,331)
Acquisitions, net of cash acquired	(7,192)	(52,097)
Costs to obtain or renew permits	(986)	(822)
Proceeds from sales of fixed assets and assets held for sale	503	1,190
Proceeds from sales of restricted investments	—	3,469
Proceeds from insurance claim	—	384
Sale of marketable securities	—	35,054
Purchase of available-for-sale securities	(1,010)	(45,353)
Net cash from investing activities	(32,499)	(88,506)
Cash flows from financing activities:
Change in uncashed checks	(6,739)	(3,245)
Proceeds from exercise of stock options	1,303	2,124
Deferred financing costs paid	(32)	(968)
Proceeds from employee stock purchase plan	850	573
Dividend payments on preferred stock	(206)	(207)
Payments on capital leases	(1,163)	(1,648)
Other	(69)	—
Excess tax benefit of stock-based compensation	1,536	3,021
Proceeds from term loan to finance acquisition	—	30,000
Principal payments on debt	—	(52,500)
Net cash from financing activities	(4,520)	(22,850)
Effect of exchange rate change on cash	5,542	706
Increase (decrease) in cash and cash equivalents	18,306	(59,559)
Cash and cash equivalents, beginning of period	73,550	132,449
Cash and cash equivalents, end of period	$91,856	$72,890

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$11,156	$15,780
Income taxes paid	9,868	1,268
Non-cash investing and financing activities:
Property, plant and equipment accrued	$4,387	$2,686
Capital lease obligations	—	107

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Preferred Stock		Common Stock
	Number of Shares	$ 0.01 Par Value	Number of Shares	$ 0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholder’s Equity
Balance at January 1, 2007	69	$1	19,685	$197	$—	$151,691		$8,939	$12,358	$173,186
Net income	—	—	—	—	—	—	$27,629	—	27,629	27,629
Foreign currency translation	—	—	—	—	—	—	8,449	8,449	—	8,449
Comprehensive income	—	—	—	—	—	—	$36,078	—	—	—
FIN 48 cumulative effect adjustment (see Note 10)	—	—	—	—	—	—		—	(36,843)	(36,843)
Other	—	—	—	—	—	(69)		—	—	(69)
Series B preferred stock dividends	—	—	—	—	—	(206)		—	—	(206)
Stock-based compensation	—	—	30	—	—	2,903		—	—	2,903
Conversion of Series B preferred stock	—	—	1	—	—	—		—	—	—
Issuance of restricted shares, net of shares remitted (see Note 12)	—	—	12	—	(571)	—		—	—	(571)
Exercise of stock options	—	—	131	2	—	1,301		—	—	1,303
Tax benefit on exercise of stock options	—	—	—	—	—	1,552		—	—	1,552
Employee stock purchase plan	—	—	22	—	—	850		—	—	850
Balance at September 30, 2007	69	$1	19,881	$199	$(571)	$158,022		$17,388	$3,144	$178,183

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

The Company has accounted for this transaction (the “New Investment”) as a step acquisition as the original investment in Ensco Caribe was acquired as part of the acquisition of Teris LLC in August 2006. Therefore, the fair value of the original investment of $2.1 million was determined as part of the purchase price allocation of the Teris LLC assets and liabilities. The New Investment was allocated based on the fair value of assets acquired and liabilities assumed as of January 3, 2007. The total purchase price of $5.1 million reflected an excess of purchase price over fair value of the net assets acquired of approximately $2.6 million, which has been recorded as goodwill.

On August 3, 2007, the Company acquired certain assets owned by Romic Environmental Technologies Corporation (“Romic”), including rolling stock, customer lists, other tangibles and leasehold interests in two service centers located in Irwindale, California, and Clackamas, Oregon. The purchase price consists of the appraised value of the rolling stock and personal property plus 40% of the revenues generated from Romic customers for the six-month period following the closing of the transaction. At closing, the Company paid $3.2 million and the final purchase price will be determined after the six-month period expires. On August 22, 2007, the Company also acquired a lease for $2.0 million from Romic for a rail site in Redwood City, California. The Company estimates the total contingent portion of the purchase price, based on Romic revenues, to be $4.0 million, $2.0 million of which was paid at closing and $2.0 million, which will be paid from existing cash balances or cash provided from operations. The Company may also purchase additional equipment at its discretion. The acquisition expanded the Company’s presence in the West Coast of the United States. The acquisition was deemed not material.

The total estimated purchase price, excluding the $2.0 million for contingent revenues for the remainder of the six-month run-out period and any potential equipment purchases, was allocated to Romic’s tangible and intangible assets acquired based on the estimated fair values of such assets. As of September 30, 2007, a preliminary estimate of $2.9 million has been recorded for customer relationships classified as “Other intangibles”. The purchase price and allocation is preliminary and will be revised for the contingent payment based on revenue generated for the next four months, adjustments made to the purchase price and revisions of preliminary estimates of fair values as to other intangible assets. The preliminary calculation of the estimated purchase price, excluding the contingency, and the allocation of the estimated purchase price allocation among the assets acquired were as follows:

As of September 30, 2007
Preliminary Purchase Price
Cash paid at closing	$3,211
Additional cash paid for transfer of rail lease	2,000
Estimated acquisition costs	845
Total purchase price, excluding contingency	$6,056

Acquired Assets as of September 30, 2007
Preliminary allocation
Property, plant and equipment	$1,101
Permits and other intangibles	4,955
Assets acquired	$6,056

During the third quarter of 2007, the Company finalized the purchase price allocation related to acquiring all the membership interests of Teris, LLC. Under the purchase method of accounting, the total purchase price is allocated to Teris’ net tangible assets based on their fair values as of the completion of the acquisition. It was determined that no value existed for intangible assets. The calculation of the purchase price and the allocation of the purchase price allocation among the assets acquired and liabilities assumed were as follows (in thousands):

	Final as of September 30, 2007	As of December 31, 2006
Purchase Price
Cash consideration	$52,700	$52,700
Acquisition costs	1,912	1,894
Amount due from the seller for purchase price adjustments	(2,700)	(3,095)
Total purchase price	$51,912	$51,499

Allocation
Current assets	$26,736	$26,615
Property, plant and equipment (*)	55,214	54,031
Other assets	426	451
Investment in joint venture	2,196	2,146
Current closure, post-closure and remedial liabilities (*)	(1,221)	(2,963)
Other current liabilities	(21,469)	(22,387)
Closure, post-closure and remedial liabilities, long term (*)	(9,970)	(6,394)
Net assets acquired	$51,912	$51,499

* The $1.2 million increase in property, plant and equipment consists primarily of the $1.8 million increase in current and long term closure, post-closure and remedial liabilities partially offset by a decrease in other current liabilities. The $1.8 million increase is the result of all adjustments and an increase in the estimate recorded at December 31, 2006 after obtaining during the quarter, all the necessary information on remedial costs of the facility.

Negative goodwill has been calculated at $11.6 million, which represents the excess of the fair value of the net assets acquired and liabilities assumed over the purchase price. In accordance with SFAS No. 141, negative goodwill has been proportionally allocated to property, plant and equipment ($11.1 million) and the investment in joint venture ($0.5 million).

(3) LANDFILL ASSETS

Changes to landfill assets for the nine-month period ended September 30, 2007 were as follows (in thousands):

2007
Balance at January 1, 2007	$11,399
Asset retirement costs	1,098
Capital additions	10,274
Changes in estimates of landfill closure and post-closure liabilities	233
Currency translation, reclassifications and other	1,141
Balance at September 30, 2007	$24,145

Rates used to amortize landfill assets are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and are recalculated each year. Landfill assets were amortized at average rates of $2.40 and $2.20 per cubic yard for the three- and nine-month periods ended September 30, 2007 and $2.56 and $2.57 per cubic yard for the three- and nine-month period ended September 30, 2006. The decrease in the 2007 amortization rate resulted primarily from a reduction in cell closure cost estimates based on a re-evaluation of the landfill closure liabilities. Amortization totaled $0.6 million and $1.4 million for the three- and nine-month periods ended September 30, 2007 and $0.9 million and $2.0 million for the three- and nine-month periods ended September 30, 2006, respectively.

(4) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities for the nine months ended September 30, 2007 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2007	$18,858	$6,697	$25,555
New asset retirement obligations	1,098	—	1,098
Accretion	2,004	616	2,620
Changes in estimate recorded to statement of operations	(287)	(486)	(773)
Other changes in estimates recorded to balance sheet	233	—	233
Payments	(117)	(143)	(260)
Currency translation, reclassifications and other	223	44	267
Balance at September 30, 2007	$22,012	$6,728	$28,740

The $0.8 million benefit from changes in estimates above, recorded to the statement of operations, (including $0.1 million recorded in the third quarter of 2007) was due to:  (i) an increase in utilization of a facility thus avoiding projected near-term closure, ($0.5 million), (ii) decreasing a cell closure cost estimate for a full cell, ($0.1 million), and (iii) delayed timing of completing cell closure for a landfill cell, ($0.2 million). All of the landfill facilities included in the amounts shown above were active as of September 30, 2007.

Anticipated payments at September 30, 2007 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining three months of 2007	$445
2008	5,002
2009	7,421
2010	9,224
2011	2,027
Thereafter	209,259
Undiscounted closure and post-closure liabilities	233,378
Less: Reserves to be provided (including discount of $122.6 million) over remaining site lives	(204,638)
Present value of closure and post-closure liabilities	$28,740

New asset retirement obligations incurred in 2007 are being discounted at the credit-adjusted risk-free rate of 9.0% and inflated at a rate of 2.57%.

(5) REMEDIAL LIABILITIES

The changes to remedial liabilities for the nine months ended September 30, 2007 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2007	$4,917	$91,494	$51,434	$147,845
Adjustment due to final purchase price allocation	—	—	1,834	1,834
Accretion	177	3,190	1,756	5,123
Changes in estimate recorded to statement of operations	(51)	(4,002)	2,537	(1,516)
Payments	(103)	(2,655)	(1,883)	(4,641)
Currency translation, reclassifications and other	403	101	2,188	2,692
Balance at September 30, 2007	$5,343	$88,128	$57,866	$151,337

The $1.5 million net benefit indicated above from changes in estimate includes $0.5 million for the three months ended September 30, 2007. The net $1.5 million benefit from changes in estimates recorded to selling, general and administrative expenses on the consolidated statement of operations includes: (i) less costly or alternative remedial plans based on new site information, ($3.8 million); (ii) proposed legal settlement for the Plaquemine facility (see Note 8, “Commitments and Contingencies”) and regulatory compliance obligations, $2.9 million; and (iii) the discounting effect of delays in certain remedial projects, ($0.6 million).

Anticipated payments at September 30, 2007 (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on remedial activities for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining three months of 2007	$2,660
2008	10,675
2009	12,049
2010	11,566
2011	13,999
Thereafter	141,442
Undiscounted remedial liabilities	192,391
Less: Discount	(41,054)
Total remedial liabilities	$151,337

The anticipated payments for long-term maintenance range from $5.4 million to $9.9 million per year over the next five years. Spending on one-time projects for the next five years ranges from $1.5 million to $4.7 million per year with an average expected payment of $3.2 million per year. Legal and Superfund liabilities payments are expected to be between $1.0 million and $3.3 million per year for the next five years. These estimates are reviewed at least quarterly and adjusted as additional information becomes available.

(6) OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Insurance	$13,222	$10,250
Interest	2,762	4,769
Accrued compensation and benefits	15,377	19,538
Other items	23,972	19,384
	$55,333	$53,941

(7) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2007	December 31, 2006
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	$91,518	$91,518
Term Loan with a financial institution, bearing interest at the U.S. prime rate (8.03% at September 30, 2007) plus 1.5%, or the Eurodollar rate (5.50% at September 30, 2007) plus 2.50%, collateralized by a first-priority lien (second priority as to accounts receivable) on substantially all of the Company’s assets within the United States (maturity date of December 1, 2010)	30,000	30,000
Less unamortized issue discount	840	996
Long-term obligations	$120,678	$120,522

The fair value of the Senior Secured Notes at September 30, 2007 and December 31, 2006 was $97.0 million and $98.4 million, respectively.

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

At September 30, 2007, the Company had outstanding $91.5 million of Senior Secured Notes, a $70.0 million Revolving Facility, a $50.0 million Synthetic LC Facility, and a $30.0 million term loan (the “Term Loan”). The financing arrangements and principal terms of each are discussed further in the Company’s 2006 Annual Report on Form 10-K. There have not been any material changes in our terms and conditions during the first nine months of 2007.

At September 30, 2007, the Company had no borrowings and $39.4 million of letters of credit outstanding under its Revolving Facility, and the Company had approximately $30.6 million available to borrow. At September 30, 2007, letters of credit outstanding under the Company’s Synthetic LC facility were $49.9 million.

The Indenture under which the Company’s Senior Secured Notes are outstanding provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase the Company’s first-lien obligations under the Revolving Facility, Synthetic LC Facility or Capital Lease Obligations or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

The Company offered, on August 15, 2007, to repurchase up to $19.2 million principal amount of the Senior Secured Notes at a price equal to 104% of the principal amount thereof, plus accrued interest. This offer, which expired on September 17, 2007, was not accepted by any holders of Senior Secured Notes.

No portion of the Company’s Excess Cash Flow earned through June 30, 2007, is required to be included in the amount of Excess Cash Flow earned in subsequent periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Under the Amended Credit Agreement, the Company is required to maintain certain financial covenants as follows:

September 30, 2007
Covenant	Requirement per Facility
Leverage ratio	< 2.35 to 1
Interest coverage ratio	> 2.85 to 1
Fixed charge coverage ratio	> 1 to 1

As of September 30, 2007, the Company was in compliance with the covenants under all the Company’s debt agreements.

(8) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company’s waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At September 30, 2007, the Company was involved in various proceedings, including legal proceedings related to the acquisition of CSD assets, legal proceedings related to CSD assets, third party superfund sites and state enforcement actions, the principal of which are described in Note 9, “Legal Proceedings” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, or below with respect to proceedings which have either arisen or as to which are material or changes in applicable reserve amounts have occurred since that Note 9 was completed in March 2007.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets. As of September 30, 2007, the Company had reserves of $27.6 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. At December 31, 2006, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.1 million greater than the $25.1 million reserve balance at December 31, 2006. The Company believes that as of September 30, 2007, there has been no material change in the reasonably possible amount of $3.1 million. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 5, “Remedial Liabilities.”

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

On September 26, 2007 the Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superceding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the matter and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary.

At September 30, 2007 and December 31, 2006, the Company had accrued $13.2 million and $11.2 million, respectively, for remedial liabilities and associated legal costs relating to the Ville Mercier Legal Proceedings. The increase in 2007 resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar.

Indemnification of Certain CSD Superfund Liabilities. The Company’s agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to: (i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings; (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes; and (iii) 35 Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties (“PRPs”). As described below, there are also six other Superfund sites owned by third parties where the Sellers have been named as PRPs or potential PRPs and for which the Sellers have sent demands for indemnity to the Company since the Closing Date, now including the Marine Shale Processors, Inc. site. In the case of the two properties referenced above which were included in the CSD assets, the Company is potentially directly liable for cleanup costs under applicable environmental laws because of its ownership and operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third party sites referenced above, the Company does not have direct liability for cleanup costs but may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers’ share of such cleanup costs which are payable to governmental entities.

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

Properties Included in CSD Assets. The CSD assets which the Company acquired include an active service center located at 2549 North New York Street in Wichita, Kansas (the “Wichita Property”). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the U.S. Environmental Protection Agency (the “EPA”), and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets which the Company acquired are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property, which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality. In December 2003, the Company received an information request from the EPA pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp Site”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern (“COCs”) cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. In September 2007 the EPA sent Special Notice Letters to certain generators of waste materials containing COCs that had shipped the COCs to the BR Facility in the past and that EPA believes may be liable under Superfund laws, requiring those generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the Devil’s Swamp Site. The Company cannot now estimate the Company’s potential liability for Devil’s Swamp; accordingly, the Company has accrued no liability for remediation of Devil’s Swamp beyond what was already accrued pertaining to the ongoing corrective actions and amounts sufficient to cover certain estimated legal fees and related expenses.

Marine Shale Processors. A portion of the reserves which the Company maintained as of September 30, 2007 for potential legal liabilities associated with the CSD assets relates to Marine Shale Processors, Inc. located in Amelia, Louisiana (“Marine Shale Site”). On May 11, 2007, the EPA and the LDEQ issued a Special Notice to the Company, seeking a good faith offer to address site remediation at the former Marine Shale incinerator facility. Other PRPs also received Special Notices, and the other PRPs and the Company have formed a group (the “Site Group”) and common counsel for the Site Group has been chosen. The Site Group will make a good faith settlement offer to the EPA on November 29, 2007. Although the Company was never a customer of Marine Shale and does not believe that it is liable for the Sellers’ liability as a customer at the Marine Shale Site, the Company has elected to join with the Site Group and participate in further negotiations with the EPA and LDEQ regarding a remedial investigation feasibility study directed towards the eventual remediation of the Marine Shale Site. As of September 30, 2007, the amount of the Company’s remaining reserves relating to the Marine Shale Site was $3.6 million.

Third Party Superfund Sites. Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to two of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets as described in the following four paragraphs. Of the remaining Listed Third Party Sites, the Company, on behalf of the Sellers are contesting with the governmental entities and PRP groups involved the liability at two sites, have settled the Sellers’ liability at two sites, and plan to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to all of the 35 Listed Third Party Sites, the Company had reserves of $4.6 million and $4.9 million at September 30, 2007 and December 31, 2006 respectively.

With respect to one of those 35 sites (the “Helen Kramer Landfill Site”), the Sellers had entered (prior to the Sellers commencing their bankruptcy proceeding in June 2000) into settlement agreements with certain members of the PRP group which agreed to perform the cleanup of that site in accordance with consent decrees with governmental entities, in return for which the Sellers received a conditional release from such governmental entities. Following the Sellers’ commencement of their bankruptcy proceeding, the Sellers failed to satisfy their payment obligations to those PRPs under those settlement agreements.

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

In October 2005, the Bankruptcy Court granted the PRPs’ motion to dismiss the count of the Company’s complaint seeking sanctions against them for contempt, but the remaining counts of the Company’s complaint seeking declaratory relief remain to be resolved. In November 2005, the PRPs filed a counterclaim for declaratory relief that the Company is liable to them for the Seller’s obligations to them. On March 22, 2006, the PRPs moved for summary judgment on all counts, but the Court declined to grant that motion on July 24, 2006. The case was tried before the court on October 18 and 19, 2007, and the parties will submit post-trial legal briefs in November following which the Court will issue its judgment. At present, the Company estimates that its potential exposure of incurring a loss from this litigation ranges from zero (if the Company ultimately prevails on the merits) to approximately $3.2 million (if the Court rules against the Company). The Company has not recorded any liability for this matter on the basis that such liability is currently neither probably nor estimable.

On May 2, 2007, the Company received from the EPA a Request for Information pertaining to the Casmalia Resources Hazardous Waste Management Facility (the “Casmalia Site”) in Santa Barbara County, California. The Casmalia Site was one of the 35 Sites for which the Company agreed to indemnify the Sellers for liability to a governmental entity. According to the notice, 65 parties entered into Consent Decrees with EPA that were entered by the U.S. District Court for the Central District of California on June 27, 1997. According to EPA, it is now seeking financial contributions from others, including transporters and other persons who arranged for disposal at the former landfill, that may be liable for waste shipments into the Casmalia Site. At this time, EPA is not seeking any financial contribution from the Company, but it is seeking information about the extent to which, if at all, the Sellers transported or arranged for disposal of waste at the Casmalia Site. At this time, the Company does not know what, if any, exposure it has under its indemnity arrangement with the Sellers, and the Sellers have not made any demand for indemnity. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probably nor estimable.

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

On October 17, 2006, CH Plaquemine (which operated at a loss during the past two years prior to that date) ceased operations and filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern division. On December 28, 2006, the Mass. Bankruptcy Court transferred the venue of the CH Plaquemine bankruptcy case to the U.S. Bankruptcy Court for the Middle District of Louisiana, located in Baton Rouge, where such case is now pending. The Company believes that the filing of that Chapter 11 petition by CH Plaquemine will have no adverse effect on the Company’s other operations.

On September 13, 2007, the Bankruptcy Court approved a global settlement of the five lawsuits described above and another, non-material suit filed by one of the plaintiffs in such lawsuits, pursuant to which CH Plaquemine has conditionally agreed to settle all of the pending lawsuits, subject to certain contingencies and court proceedings which must still take place before the settlement can be consummated. Among the conditions to the settlement is that the Bankruptcy Court approve as fair and reasonable a class action settlement of one of the five lawsuits described above which was filed as a class action, and that CH Plaquemine successfully confirm a plan of reorganization that incorporates the terms of the settlement. It is anticipated that the class action settlement documents and a plan of reorganization and disclosure statement will be filed in November 2007. The Company recorded a liability of $2.1 million during the three months ended September 30, 2007 pertaining to this potential settlement.

Deer Trail, Colorado Facility. Since April 5, 2006 the Company has been involved in various legal proceedings which have arisen as a result of the issuance by the Colorado Department of Public Health and Environment (“CDPHE”) of a radioactive materials license (“RAD License”) to a Company subsidiary, Clean Harbors Deer Trail, LLC (“CHDT”) to accept certain low level radioactive materials known as “NORM/TENORM” wastes for disposal. Adams County, Colorado, the county where the CHDT facility is located, filed suit in Denver County District Court and Adams County District Court against CDPHE seeking to vacate the CDPHE’s grant of the RAD license to CHDT. The CDPHE is represented by the Colorado Attorney General in the proceedings. Clean Harbors entered both cases as an intervenor in support of the State’s position. On or about May 5, 2006 Denver District Court ruled in favor of the State and the Company and issued an order dismissing the county’s complaint. On or about July 31, 2006, the Adams County District Court also ruled against the county and dismissed the county’s complaint. Adams County appealed both rulings.

On or about December 12, 2006 the City and County of Denver notified the Company that the city intended to award it a contract to dispose of certain debris at the CHDT facility from a project known as the “Denver Radium Streets Project”. Clean Harbors’ Deer Trail facility has been designated by the Rocky Mountain Low-Level Radioactive Waste Compact (“Compact”) as a Regional Facility.   Accordingly, it is the only facility in the three-state Compact Region’s jurisdiction (Colorado, New Mexico, Nevada) qualified to accept this material for disposal. On December 18, 2006 the original shipment of material from that project was received followed by subsequent shipments on February 14 and 15, 2007. All material received was in accordance with the facility’s State of Colorado Radioactive Materials License and Federal Compact Designation.

On or about February 16, 2007, the CHDT facility received a vaguely worded Notice of Violation (“NOV”) from Adams County, Colorado, presumably as a result of the facility’s accepting the low-level radioactive debris from the Denver Radium Streets Project in accordance with the facility’s RAD License. Since that time the facility has continued to accept material from that project in reliance on guidance issued by the CDPHE that the facility is duly licensed to accept that material.

The Company’s position is that the NOV issued by Adams County is null and void ab initio as it is in conflict with the RAD License issued by the CDPHE pursuant to Colorado state law and the Regional Facility Designation issued by the Compact pursuant to both federal law and the laws of Colorado. The Company will continue to contest the actions of Adams County and will continue to lawfully accept all materials authorized by its permits, licenses, and Compact Designation.

On April 25, 2007,  Adams County filed an action against the Company essentially asserting grounds that the County has asserted in prior proceedings. The Company continues to believe that the grounds asserted by the County are factually and legally baseless and will contest the complaint vigorously.

On October 4, 2007, the Colorado Court of Appeals unanimously ruled against the county and affirmed the rulings by the Denver District and Adams County District Courts dismissing the county’s original complaints against CDPHE’s issuance of the RAD License. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probable nor estimable.

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

In July 2006, the Company was informed of its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. No indemnification exists for this site. In February 2007, the New York State Department of Environmental Conservation issued an official Notice Letter pertaining to this site. The Company increased the reserve by $0.5 million during the nine months ended September 30, 2007 pertaining to this potential liability.

As of September 30, 2007 and December 31, 2006, the Company had reserves of $0.6 million and $0.1 million, respectively, for cleanup of Superfund sites not related to the CSD acquisition or the Teris acquisition described below at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs.

State and Provincial Enforcement Actions

El Dorado, Arkansas Facility. As part of its operating permits, Clean Harbors El Dorado, LLC has an on-site inspector from the Arkansas Department of Environmental Quality (the “ADEQ”) who conducts routine inspections of facility operations on a regular basis. As a result of these routine inspections, and a November, 2006 Compliance Evaluation Inspection, the ADEQ alleged several violations of the facility’s permit and Arkansas regulations, and proposed a penalty of $261 thousand. The facility worked with the ADEQ in an effort to resolve or rectify many of the alleged violations, and has successfully negotiated in July 2007, a Consent Administrative Order wherein the facility is required to pay $85 thousand in cash, agreed to fund a Supplemental Environmental Project (“SEP”) for the El Dorado public schools by paying $17 thousand to an education foundation, and agreed to fund a SEP by paying $29 thousand to clean up laboratory chemicals in Arkansas schools, in order to settle all of the matters. The Company funded the cash component of the settlement during the third quarter of 2007.

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

London, Ontario Facility. Clean Harbors Canada, Inc., had received a summons from the Ontario Ministry of Labour alleging a number of regulatory offenses as a result of a fire in October 2003 at the subsidiary’s waste transfer facility in London, Ontario. The Company filed a motion in the Ontario Court of Justice to dismiss the charges on constitutional grounds. On October 16, 2006 the Court ruled in favor the Company’s motion and on November 22, 2006 the Crown appealed the Court’s ruling quashing all charges. On October 23, 2007 the Ontario Superior Court of Justice issued a ruling on the Crown’s appeal and upheld the lower court ruling quashing the charges. The company has not recorded any liability for this matter on the basis that such liability is neither probable nor estimable.

Thorold Fire

On February 19, 2007, an explosion and fire occurred at the Company’s Thorold facility in Ontario during non-business hours destroying a storage warehouse and damaging several nearby buildings on site. No employee casualties or injuries were reported. The Company has established business operations at alternative facilities to ensure business continuity and minimize disruption to its customers. The Company continues to evaluate the financial impact resulting from this incident and currently believes the Company is adequately insured and therefore does not expect to incur a material loss from this incident. On October 23, 2007 the Ontario Environment Ministry announced that it had concluded its investigation into the fire and that there were no grounds to initiate action against the Company. This action by the Environment Ministry followed a prior pronouncement by the provincial Ministry of Health that there were no long term health impacts from the fire. As of September 30, 2007, the Company had recognized $0.8 million of expenses in income from operations relating to the Thorold explosion and fire.

(9) LOSS ON EARLY EXTINGUISHMENT OF DEBT

On January 12, 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption the Company recorded during the nine months ended September 30, 2006, to loss on early extinguishment of debt, an aggregate of $8.3 million, consisting of $1.8 million unamortized financing costs, $0.6 million of unamortized discount on the Senior Secured Notes, and the $5.9 million prepayment penalty required by the Indenture in connection with such redemption.

(10) INCOME TAXES

The income tax expense for the third quarter of 2007 was based on the estimated effective tax rate for the year. The effective tax rate increased in 2007 as compared to the same period in 2006 primarily related to a reduction in the benefit realized from the utilization of net operating loss carryforwards and the inclusion of interest and penalties on tax contingencies for uncertain tax positions in 2007.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of September 30, 2007, the Company had a valuation allowance of approximately $12.1 million related to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

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

As of the date of adoption of FIN 48 and after the impact of recognizing the increase in the tax contingencies noted above, the Company’s unrecognized tax benefits totaled $57.5 million consisting of $47.6 million of unrecognized tax benefit, $8.0 million of interest and $1.9 million of penalties, which are recorded on the Company’s consolidated balance sheet as “Other long-term liabilities”. The $57.5 million includes $15.6 million of contingencies previously recognized on the Company’s consolidated balance sheet at December 31, 2006. Included in the balance at January 1, 2007, were $38.7 million of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

The Company has elected to continue its policy of recognizing interest and/or penalties related to income tax matters as a component of income tax expense. As a result, changes in Other long-term liabilities since the adoption of FIN48 on January 1, 2007, for the nine-month period ended September 30, 2007 were as follows (in thousands):

2007
Balance as of January 1, 2007	$57,508
Interest and penalties accrued	4,172
Foreign currency translation	2,691
Balance as of September 30, 2007	$64,371

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

The Company does not anticipate that total unrecognized tax benefits other than adjustments for additional accruals for interest and penalties and foreign currency translation, will change significantly prior to September 30, 2008.

(11) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$12,871	19,840	$0.65	$20,936	19,587	$1.07
Effect of dilutive securities	69	846	(0.02)	69	1,020	(0.05)
Diluted income attributable to common stockholders	$12,940	20,686	$0.63	$21,005	20,607	$1.02

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$27,423	19,788	$1.39	$34,975	19,488	$1.79
Effect of dilutive securities	206	927	(0.06)	207	1,153	(0.09)
Diluted income attributable to common stockholders	$27,629	20,715	$1.33	$35,182	20,641	$1.70

For the three and nine-month periods ended September 30, 2007 and 2006, the dilutive effect of all outstanding warrants, options and Series B Preferred Stock is included in the above calculations. For each of the three- and nine-month periods ended September 30, 2007 and 2006, the dilutive effects of 50 thousand and 70 thousand outstanding performance stock awards, respectively, were excluded from the above calculation as the attainment of the performance criteria was not considered probable.

(12) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three and nine-month periods ended of 2007 and 2006, respectively, as well as the related weighted-average grant-date fair values:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Stock options	—	$—	3,833	$25.95
Restricted stock awards	4,558	44.52	1,500	38.76
Performance stock awards	—	$—	—	$—
Total awards	4,558		5,333

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Stock options	20,500	$26.13	21,833	$22.13
Restricted stock awards	6,058	44.74	4,100	35.57
Performance stock awards	50,598	52.30	71,292	31.73
Common stock awards	5,200	$46.74	3,000	$29.37
Total awards	82,356		100,225

The performance stock awards granted in 2007 are subject to achieving predetermined revenue and EBITDA targets by December 31, 2008 and also include continued service conditions. If the Company does not achieve the performance goals by the end of 2008, the shares will be forfeited in their entirety. For the three- and nine-month periods ended September 30, 2007, no compensation has been recorded for these awards as management does not currently believe that it is probable these performance targets will be achieved. During the nine months ended September 30, 2007, $571 thousand was recorded as treasury stock for 11,850 shares of the Company’s common stock that employees had remitted to the Company as payment for payroll taxes previously paid by the Company on the employees’ behalf primarily in connection with the employees’ vesting of certain performance stock awards.

The Company recorded stock-based compensation costs of $0.9 million and $2.9 million for the quarter and year-to-date ending 2007 and $0.9 million and $2.5 million for the quarter and year-to-date ending 2006, respectively.

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

The following table reconciles third party revenues to direct revenues for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands). Outside or Third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Certain reporting units have been reclassified to conform to the current year presentation.

	For the Three Months Ended September 30, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$170,757	$74,736	$14	$245,507
Intersegment revenues	30,926	5,764	142	36,832
Gross revenues	201,683	80,500	156	282,339
Intersegment expenses	(26,704)	(9,627)	(501)	(36,832)
Direct revenues	$174,979	$70,873	$(345)	$245,507

	For the Three Months Ended September 30, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$137,750	$75,255	$898	$213,903
Intersegment revenues	24,087	5,921	196	30,204
Gross revenues	161,837	81,176	1,094	244,107
Intersegment expenses	(20,044)	(9,215)	(945)	(30,204)
Direct revenues	$141,793	$71,961	$149	$213,903

	For the Nine Months Ended September 30, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$475,633	$213,579	$27	$689,239
Intersegment revenues	129,924	16,529	566	147,019
Gross revenues	605,557	230,108	593	836,258
Intersegment expenses	(118,068)	(27,493)	(1,458)	(147,019)
Direct revenues	$487,489	$202,615	$(865)	$689,239

	For the Nine Months Ended September 30, 2006
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$390,849	$207,141	$(30)	$597,960
Intersegment revenues	70,186	21,608	426	92,220
Gross revenues	461,035	228,749	396	690,180
Intersegment expenses	(58,856)	(33,230)	(134)	(92,220)
Direct revenues	$402,179	$195,519	$262	$597,960

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Adjusted EBITDA:
Technical Services	43,568	29,689	110,187	88,589
Site Services	13,141	10,993	34,007	33,357
Corporate Items	(18,301)	(5,265)	(48,491)	(33,401)
Total	38,408	35,417	95,703	88,545

Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,715	2,580	7,743	7,633
Depreciation and amortization	9,814	11,063	27,801	26,296
Income from operations	25,879	21,774	60,159	54,616
Other (income) expense	(61)	111	(62)	273
Loss on early extinguishment of debt	—	—	—	8,290
Interest expense, net of interest income	3,022	3,254	9,901	9,303
Income before provision for income taxes	$22,918	$18,409	$50,320	$36,750

The following table presents intangible assets by reported segment (in thousands):

	September 30, 2007	December 31, 2006
Intangible assets:
Technical Services
Goodwill	$21,507	$18,884
Permits, net	69,037	61,497
Customer profile database, net	—	584
	90,544	80,965
Site Services
Goodwill	148	148
Permits, net	3,744	3,604
Customer profile database, net	—	58
	3,892	3,810
	$94,436	$84,775

The following table presents total assets by reported segment (in thousands):

	September 30, 2007	December 31, 2006
Technical Services	$451,227	$346,220
Site Services	39,321	36,656
Corporate Items	242,180	287,932
Total	$732,728	$670,808

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

Following is the condensed consolidating balance sheet at September 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$287	$50,349	$41,220	$—	$91,856
Intercompany receivables	33,470	—	60,643	(94,113)	—
Other current assets	11,274	211,228	34,177	—	256,679
Property, plant and equipment, net	—	228,366	29,319	—	257,685
Investments in subsidiaries	321,510	114,872	91,654	(528,036)	—
Intercompany note receivable	—	120,495	3,701	(124,196)	—
Other long-term assets	24,979	66,624	34,905	—	126,508
Total assets	$391,520	$791,934	$295,619	$(746,345)	$732,728
Liabilities and Stockholders’ Equity:
Current liabilities	$44,110	$120,118	$21,401	$—	$185,629
Intercompany payables	—	94,113	—	(94,113)	—
Closure, post-closure and remedial liabilities	—	159,985	20,092	—	180,077
Long-term obligations	120,678	—	—	—	120,678
Capital lease obligations	—	2,518	541	—	3,059
Other long-term liabilities	44,848	—	20,254	—	65,102
Intercompany note payable	3,701	—	120,495	(124,196)	—
Total liabilities	213,337	376,734	182,783	(218,309)	554,545
Stockholders’ equity	178,183	415,200	112,836	(528,036)	178,183
Total liabilities and stockholders’ equity	$391,520	$791,934	$295,619	$(746,345)	$732,728

Following is the condensed consolidating balance sheet at December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$822	$44,854	$27,874	$—	$73,550
Intercompany receivables	39,602	—	5,773	(45,375)	—
Other current assets	10,127	206,845	23,059	—	240,031
Property, plant and equipment, net	—	219,024	25,102	—	244,126
Investments in subsidiaries	253,877	56,757	91,654	(402,288)	—
Investment in joint venture	—	2,208	—	—	2,208
Intercompany note receivable	—	102,986	3,701	(106,687)	—
Other long-term assets	20,799	62,991	27,103	—	110,893
Total assets	$325,227	$695,665	$204,266	$(554,350)	$670,808
Liabilities and Stockholders’ Equity:
Current liabilities	$27,818	$133,558	$21,880	$—	$183,256
Intercompany payables	—	45,375	—	(45,375)	—
Closure, post-closure and remedial liabilities	—	156,751	16,649	—	173,400
Long-term obligations	120,522	—	—	—	120,522
Capital lease obligations	—	3,511	528	—	4,039
Other long-term liabilities	—	—	16,405	—	16,405
Intercompany note payable	3,701	—	102,986	(106,687)	—
Total liabilities	152,041	339,195	158,448	(152,062)	497,622
Stockholders’ equity	173,186	356,470	45,818	(402,288)	173,186
Total liabilities and stockholders’ equity	$325,227	$695,665	$204,266	$(554,350)	$670,808

Following is the consolidating statement of operations for the three months ended September 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$210,638	$34,769	$100	$245,507
Cost of revenues	—	147,526	21,381	100	169,007
Selling, general and administrative expenses	—	31,164	6,928	—	38,092
Accretion of environmental liabilities	—	2,453	262	—	2,715
Depreciation and amortization	—	8,425	1,389	—	9,814
Income from operations	—	21,070	4,809	—	25,879
Other income (expense)	—	56	5	—	61
Interest income (expense)	(3,478)	52	404	—	(3,022)
Equity in earnings of subsidiaries	27,114	5,738	—	(32,852)	—
Intercompany dividend income (expense)	—	—	3,275	(3,275)	—
Intercompany interest income (expense)	—	3,183	(3,183)	—	—
Income before provision for income taxes	23,636	30,099	5,310	(36,127)	22,918
Provision for income taxes	10,696	316	(1,034)	—	9,978
Net income	$12,940	$29,783	$6,344	$(36,127)	$12,940

Following is the consolidating statement of operations for the three months ended September 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$185,047	$28,397	$459	$213,903
Cost of revenues	—	133,785	17,362	459	151,606
Selling, general and administrative expenses	—	21,981	4,899	—	26,880
Accretion of environmental liabilities	—	2,357	223	—	2,580
Depreciation and amortization	—	9,846	1,217	—	11,063
Income from operations	—	17,078	4,696	—	21,774
Other income (expense)	(2)	(97)	(12)	—	(111)
Interest income (expense)	(3,953)	510	189	—	(3,254)
Equity in earnings of subsidiaries	27,015	4,799	—	(31,814)	—
Intercompany dividend income (expense)	—	—	3,052	(3,052)	—
Intercompany interest income (expense)	—	2,945	(2,945)	—	—
Income before provision for income taxes	23,060	25,235	4,980	(34,866)	18,409
Provision for (benefit from) income taxes	2,055	(6,319)	1,679	—	(2,585)
Equity interest of joint venture	—	(11)	—	—	(11)
Net income	$21,005	$31,565	$3,301	$(34,866)	$21,005

Following is the consolidating statement of operations for the nine months ended September 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$594,864	$98,450	$(4,075)	$689,239
Cost of revenues	—	426,097	63,871	(4,075)	485,893
Selling, general and administrative expenses	—	85,740	21,903	—	107,643
Accretion of environmental liabilities	—	7,021	722	—	7,743
Depreciation and amortization	—	23,152	4,649	—	27,801
Income from operations	—	52,854	7,305	—	60,159
Other income (expense)	—	69	(7)	—	62
Interest income (expense)	(10,334)	(517)	950	—	(9,901)
Equity in earnings of subsidiaries	59,184	6,373	—	(65,557)	—
Intercompany dividend income (expense)	—	—	9,313	(9,313)	—
Intercompany interest income (expense)	—	9,009	(9,009)	—	—
Income before provision for income taxes	48,850	67,788	8,552	(74,870)	50,320
Provision for income taxes	21,221	617	853	—	22,691
Net income	$27,629	$67,171	$7,699	$(74,870)	$27,629

Following is the consolidating statement of operations for the nine months ended September 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$511,589	$90,232	$(3,861)	$597,960
Cost of revenues	—	364,731	58,058	(3,861)	418,928
Selling, general and administrative expenses	—	76,093	14,394	—	90,487
Accretion of environmental liabilities	—	6,973	660	—	7,633
Depreciation and amortization	—	22,734	3,562	—	26,296
Income from operations	—	41,058	13,558	—	54,616
Other income (expense)	—	(213)	(60)	—	(273)
Loss on early extinguishment of debt	(8,290)	—	—	—	(8,290)
Interest income (expense)	(10,770)	1,070	397	—	(9,303)
Equity in earnings of subsidiaries	58,205	11,788	—	(69,993)	—
Intercompany dividend income (expense)	—	—	9,065	(9,065)	—
Intercompany interest income (expense)	—	8,745	(8,745)	—	—
Income before provision for income taxes	39,145	62,448	14,215	(79,058)	36,750
Provision for (benefit from) income taxes	3,963	(5,994)	3,610	—	1,579
Equity interest in joint venture	—	(11)	—	—	(11)
Net income	$35,182	$68,453	$10,605	$(79,058)	$35,182

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash from operating activities	$63,469	$41,934	$9,937	$(65,557)	$49,783
Cash flows from investing activities:
Additions to property, plant and equipment	—	(20,819)	(2,995)	—	(23,814)
Costs to obtain or renew permits	—	(984)	(2)	—	(986)
Proceeds from sales of fixed assets	—	208	295	—	503
Cost of available-for-sale securities	(1,010)	—	—	—	(1,010)
Acquisition Costs	(7,192)	—	—	—	(7,192)
Investment in subsidiaries	(59,184)	(6,373)	—	65,557	—
Net cash from investing activities	(67,386)	(27,968)	(2,702)	65,557	(32,499)

Cash flows from financing activities:
Change in uncashed checks	—	(5,910)	(829)	—	(6,739)
Proceeds from exercise of stock options	1,303	—	—	—	1,303
Deferred financing costs incurred	(32)	—	—	—	(32)
Proceeds from employee stock purchase plan	850	—	—	—	850
Dividend payments on preferred stock	(206)	—	—	—	(206)
Payments of capital leases	—	(1,007)	(156)	—	(1,163)
Other	(69)	—	—	—	(69)
Excess tax benefit of stock-based compensation	1,536	—	—	—	1,536
Interest (payments) / received	—	10,223	(10,223)	—	—
Dividends (paid) received	—	(11,777)	11,777	—	—
Net cash from financing activities	3,382	(8,471)	569	—	(4,520)

Effect of exchange rate change on cash	—	—	5,542	—	5,542
Increase (decrease) in cash and cash equivalents	(535)	5,495	13,346	—	18,306
Cash and cash equivalents, beginning of period	822	44,854	27,874	—	73,550

Cash and cash equivalents, end of period	$287	$50,349	$41,220	$—	$91,856

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net cash from operating activities	$124,803	$(10,826)	$7,107	$(69,993)	$51,091
Cash flows from investing activities:
Additions to property, plant and equipment	—	(26,808)	(3,523)	—	(30,331)
Increase in permits	—	(822)	—	—	(822)
Acquisition costs	(52,097)	—	—	—	(52,097)
Sales of marketable securities	1,650	33,404	—	—	35,054
Purchase of available-for-sale securities	(11,750)	(33,603)	—	—	(45,353)
Proceeds from sale of fixed assets and assets held for sale	—	1,190	—	—	1,190
Proceeds from sale of stock outstanding	3,469	—	—	—	3,469
Proceeds from insurance claims	384	—	—	—	384
Investment in subsidiaries	(58,205)	(11,788)	—	69,993	—
Net cash from investing activities	(116,549)	(38,427)	(3,523)	69,993	(88,506)

Cash flows from financing activities:
Change in uncashed checks	—	(2,131)	(1,114)	—	(3,245)
Proceeds from exercise of stock options	2,124	—	—	—	2,124
Dividend payments on preferred stock	(207)	—	—	—	(207)
Excess tax benefit from stock-based compensation	3,021	—	—	—	3,021
Deferred financing costs incurred	(968)	—	—	—	(968)
Proceeds from employee stock purchase plan	573	—	—	—	573
Payments of capital leases	—	(1,453)	(195)	—	(1,648)
Dividends (paid) received	—	(11,810)	11,810	—	—
Borrowing on term loan	30,000	—	—	—	30,000
Principal payments on debt	(52,500)	—	—	—	(52,500)
Net cash from financing activities	(17,957)	(15,394)	10,501	—	(22,850)

Effect of exchange rate change on cash	—	—	706	—	706
Increase (decrease) in cash and cash equivalents	(9,703)	(64,647)	14,791	—	(59,559)
Cash and cash equivalents, beginning of period	10,391	110,649	11,409	—	132,449

Cash and cash equivalents, end of period	$688	$46,002	$26,200	$—	$72,890

(15) PROPERTIES HELD FOR SALE

During the quarter ended June 30, 2007, management determined that due to changes in circumstances regarding the sale of certain property, such property no longer met the criteria for classification as an asset held for sale. As a result, as of September 30, 2007, the Company reclassified $6.9 million, previously classified as Properties held for sale through March 31, 2007, to land.

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

On August 18, 2006, we purchased all of the membership interests in Teris LLC. As a result of that purchase, we acquired a hazardous waste incineration facility in Arkansas and a licensed transportation, storage and disposal facility in California. The final purchase price for Teris was $51.9 million.

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

On August 3, 2007, we acquired certain assets owned by Romic Environmental Technologies Corporation (“Romic”), including rolling stock, customer lists, other tangibles and leasehold interests in two service centers located in Irwindale, California, and Clackamas, Oregon. The purchase price consists of the appraised value of the rolling stock and personal property plus 40% of the revenues generated from Romic customers for the six-month period following the closing of the transaction. At closing, we paid $3.2 million and the final purchase price will be determined after the six-month period expires.  On August 22, 2007, we also acquired a lease for $2.0 million from Romic for a rail site in Redwood City, California.  We estimate the total contingent portion of the purchase price, based on Romic revenues, to be $4.0 million, $2.0 million of which was paid at closing and $2.0 million, which will be paid from existing cash balances or cash provided from operations.

Environmental Liabilities

We have accrued environmental liabilities, as of September 30, 2007, of approximately $180.1 million, substantially all of which we assumed as part of the acquisition of CSD assets in September 2002 and Teris LLC in August 2006. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

Closure and Post-closure Liabilities

The changes to closure and post-closure liabilities for the nine months ended September 30, 2007 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2007	$18,858	$6,697	$25,555
New asset retirement obligations	1,098	—	1,098
Accretion	2,004	616	2,620
Changes in estimate recorded to statement of operations	(287)	(486)	(773)
Other changes in estimates recorded to balance sheet	233	—	233
Payments	(117)	(143)	(260)
Currency translation, reclassifications and other	223	44	267
Balance at September 30, 2007	$22,012	$6,728	$28,740

The net $0.8 million benefit from changes in estimates recorded to the statement of operations was due to: (i) an increase in utilization of a facility thus avoiding projected near-term closure, ($0.5 million), (ii) decreasing a cell closure cost estimate for a full cell, ($0.1 million), and (iii) delaying timing of completing cell closure for a landfill cell, ($0.2 million).

Remedial Liabilities

The changes to remedial liabilities for the nine months ended September 30, 2007 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2007	$4,917	$91,494	$51,434	$147,845
Adjustment due to final purchase price allocation	—	—	1,834	1,834
Accretion	177	3,190	1,756	5,123
Changes in estimate recorded to statement of operations	(51)	(4,002)	2,537	(1,516)
Payments	(103)	(2,655)	(1,883)	(4,641)
Currency translation, reclassifications and other	403	101	2,188	2,692
Balance at September 30, 2007	$5,343	$88,128	$57,866	$151,337

The $1.5 million net benefit indicated above from changes in estimate includes $0.5 million for the three months ended September 30, 2007. The net $1.5 million benefit from changes in estimates recorded to selling, general and administrative expenses on the consolidated statement of operations includes: (i) less costly or alternative remedial plans based on new site information, ($3.8 million); (ii) new legal settlement (see Note 8, “Commitments and Contingencies”) and regulatory compliance obligations, $2.9 million; and (iii) the discounting effect of delays in certain remedial projects, ($0.6 million).

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

	Percentage of Total Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below):	68.8	70.9	70.5	70.1
Selling, general and administrative expenses	15.5	12.6	15.6	15.1
Accretion of environmental liabilities	1.2	1.2	1.2	1.3
Depreciation and amortization	4.0	5.2	4.0	4.4
Income from operations	10.5	10.1	8.7	9.1
Loss on early extinguishment of debt	—	—	—	(1.4)
Interest (expense), net of interest income	(1.2)	(1.5)	(1.4)	(1.6)
Income before provision for income taxes	9.3	8.6	7.3	6.1
Provision for (benefit from) income taxes	4.0	(1.2)	3.3	0.2
Net income	5.3%	9.8%	4.0%	5.9%

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

The following is a reconciliation of net income to Adjusted EBITDA for the nine-month periods ended September 30, 2007 and 2006:

	2007	2006
Net income	$27,629	$35,182
Accretion of environmental liabilities	7,743	7,633
Depreciation and amortization	27,801	26,296
Interest expense, net	9,901	9,303
Provision for income taxes	22,691	1,579
Other (income) loss	(62)	273
Loss on early extinguishment of debt	—	8,290
Equity interest in joint venture	—	(11)
Adjusted EBITDA	$95,703	$88,545

The following reconciles Adjusted EBITDA to cash provided for operations for the nine-month periods ended September 30, 2007 and 2006:

	2007	2006
Adjusted EBITDA	$95,703	$88,545
Interest expense, net	(9,901)	(9,303)
Provision for income taxes	(22,691)	(1,579)
Allowance for doubtful accounts	212	334
Amortization of deferred financing costs and debt discount	1,462	1,174
Change in environmental estimates	(2,289)	(9,839)
Gain on insurance settlement	—	(184)
Deferred income taxes	(5,055)	(6,435)
Stock-based compensation	2,903	2,460
Loss on early extinguishment of debt	—	(5,907)
Changes in assets and liabilities
Accounts receivable	(8,408)	(4,061)
Other current assets	(10,526)	(9,207)
Accounts payable	193	7,310
Other current liabilities	13,081	2,977
Environmental expenditures	(4,901)	(5,194)
Net cash provided by operating activities	$49,783	$51,091

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 22, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1, “Financial Statements” and in particular Note 13, “Segment Reporting” in this report.

	Summary of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Direct Revenues:
Technical Services	$174,979	$141,793	$487,489	$402,179
Site Services	70,873	71,961	202,615	195,519
Corporate Items	(345)	149	(865)	262
Total	245,507	213,903	689,239	597,960

Cost of Revenues:
Technical Services	116,115	95,962	331,963	270,348
Site Services	51,294	53,686	150,388	142,818
Corporate Items	1,598	1,958	3,542	5,762
Total	169,007	151,606	485,893	418,928

Selling, General & Administrative Expenses:
Technical Services	15,296	16,142	45,339	43,242
Site Services	6,438	7,282	18,220	19,344
Corporate Items	16,358	3,456	44,084	27,901
Total	38,092	26,880	107,643	90,487

Adjusted EBITDA:
Technical Services	43,568	29,689	110,187	88,589
Site Services	13,141	10,993	34,007	33,357
Corporate Items	(18,301)	(5,265)	(48,491)	(33,401)
Total	$38,408	$35,417	$95,703	$88,545

Three months ended September 30, 2007 versus the three months ended September 30, 2006

Revenues

Total revenues for the three months ended September 30, 2007 increased $31.6 million to $245.5 million from $213.9 million for the comparable period in 2006. Technical Services revenues for the three months ended September 30, 2007 increased $33.3 million to $175.0 million from $141.7 million for the comparable period in 2006. The primary increases in Technical Services revenues consisted of increases in the volume and pricing of waste processed through our facilities of $15.5 million and $3.7 million, respectively. The remainder of the increase consisting of transportation, labor and materials revenue was attributable to new business from the Teris LLC acquisition in 2006, the Romic acquisition in 2007, and strong waste project business contributing $2.2 million. Contributing to the increase was $1.9 million due to the strengthening of the Canadian dollar.

Site Services revenues for the three months ended September 30, 2007 decreased $1.2 million to $70.8 million from $72.0 million for the comparable period in 2006.  Site Services direct revenue related to large emergency response projects for the third quarter of 2007 was zero as compared to $4.5 million, or 6.3% of direct revenue for this segment in the same period of 2006. Base Site Services revenue increased $3.3 million from the third quarter of 2006 compared to the third quarter of 2007. This increase in base revenue is attributed to opening new site services offices in the West Region, new Industrial Services office in the Mid-West, and new remedial services branches in Canada, and our South and West Regions.  Increased PCB/Oil volumes and increased oil and metal pricing led to improved revenues in 2007. Overall remedial project revenue was down $0.5 million in the third quarter of 2007 as compared to the third quarter of 2006.  Base project and emergency response work in the South and Northeast regions was down $3.7 million in 2007 compared to the same quarter of 2006.

There are many factors which have impacted, and continue to impact, our revenues. These factors include: the level of emergency response projects; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies; and industry-wide capacity utilization. These factors adversely influence our ability to raise prices and increase revenues.

Cost of Revenues

Total cost of revenues for the three months ended September 30, 2007 increased $17.4 million to $169.0 million compared to $151.6 million for the comparable period in 2006. Technical Services cost of revenues increased $20.2 million to $116.1 million from $95.9 million for the comparable period in 2006. Cost of revenue increases for Technical Services are in line with increased business volumes associated with the Teris LLC and Romic acquisitions, strong base business, as well as increased throughput at our facilities. As a result, the specific cost increases were: $6.2 million in employee labor and related costs, $3.5 million in building and equipment repairs and maintenance expense, $2.7 million in outside transportation and rail costs, $2.5 million in materials and supplies costs, $1.1 million in deferred cost, $0.9 million in outside disposal costs, $0.6 million in transportation and discharges fees, $0.5 million in utility expense, $0.4 million in downtime and turnaround costs, $0.4 million in subcontractor costs, $0.3 million in travel expenses as well as $1.1 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar.

Site Services cost of revenues for the three months ended September 30, 2007 decreased $2.4 million to $51.3 million from $53.7 million for the comparable period in 2006. Cost of revenues for the third quarter of 2007 related to the performance of large emergency response projects decreased by $3.3 million to $0.0 million in 2007, as compared to $3.3 million for comparable period of 2006. Non-event Site Services labor and related costs in the third quarter of 2007 increased $1.9 million due to increased overall volume. Vehicle expense and equipment rental and repair increased $0.9 million, and travel expenses increased $0.5 million largely due to industrial services projects and $0.1 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar. Offsetting these increases were decreases in subcontractor costs of $2.6 million as requirements for subcontract labor in the third quarter of 2006 for several mid-sized emergency response projects in the Northeast Region were not required in the same period of 2007 and a reduction of $0.5 million in outside disposal and transportation costs.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended September 30, 2007 increased $11.2 million to $38.1 million from $26.9 million for the comparable period in 2006. Technical Services selling, general and administrative expenses for the three months ended September 30, 2007 decreased $0.8 million to $15.3 million from $16.1 million for the comparable period in 2006 due to a $2.4 million decrease from changes in environmental liability estimates partially offset by increased headcount and related labor costs due to the Romic acquisition and as required to support business growth.

Site Services selling, general and administrative expenses decreased $0.9 million to $6.4 million for the three-month period ended September 30, 2007 from $7.3 million for the corresponding period of the preceding year. The decrease was due to a $0.5 million reduction in salary and related expenses from sales and administrative support, and a decrease from changes in environmental liability estimates of $0.4 million.

Corporate Items selling, general and administrative expenses for the three months ended September 30, 2007 increased $12.9 million to $16.4 million from $3.5 million for the comparable period in 2006. A reduction in benefits from changes in environmental liability estimates, primarily related to Marine Shale, accounted for $10.4 million of the cost increase. Higher foreign exchange losses of $1.0 million, and higher salary, health insurance and legal costs accounted for the remaining increase.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three-month periods ended September 30, 2007 and 2006 was similar at $2.7 million and $2.6 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2007 decreased $1.3 million to $9.8 million from $11.1 million for the comparable period in 2006. The net decrease was primarily due to the 2006 impairment of assets and permits associated with the voluntary Chapter 11 petition of our Plaquemine, LA facility, which amounted to $2.6 million. Increased depreciation of assets acquired from Teris at our El Dorado location accounted for the offset.

Interest Expense, Net

Interest expense net of interest income for the three months ended September 30, 2007 decreased $0.3 million to $3.0 million from $3.3 for the comparable period in 2006. This was primarily due to $0.4 million increase related to the $30.0 million Term Loan issued on August 18, 2006, offset by $0.4 million increase in capitalized interest and $0.3 million increase in interest received on deposits held in Canadian funds.

Income Taxes

Income tax expense for the three months ended September 30, 2007 increased $12.6 million to $10.0 million from ($2.6) million for the comparable period in 2006. Income tax expense for the third quarter of 2007 consisted of a current tax benefit relating to the Canadian operations of $1.7 million, federal income tax of $8.5 million, a state income tax expense of $1.7 million, and interest and penalties related to tax contingencies of $1.5 million. Income tax expense for the three months ended September 30, 2006 consisted of a current tax expense relating to the Canadian operations of $2.0 million, including withholding taxes, federal income tax benefit of ($6.3) million, and a state income tax expense of $1.7 million relating to profitable operations in certain legal entities.

The effective tax rate for the three months ended September 30, 2007 was 43.5% compared to (14.0%) for the comparable period in 2006. The increase in the effective tax rate was primarily related to no benefit being recognized from the reversal of a valuation allowance for net operating loss carryforwards and the inclusion of interest and penalties on tax contingencies for uncertain tax positions (“FIN 48”) in 2007 as compared to the same period in 2006.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of September 30, 2007 and December 31, 2006, we had a valuation allowance of approximately $12.1 million and $12.4 million, respectively. The allowance relates to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Adjusted EBITDA Contribution

The total combined Adjusted EBITDA contribution by segment for the three months ended September 30, 2007 increased $3.0 million to $38.4 million from $35.4 million for the comparable period in 2006. The Technical Services contribution increased $13.9 million, the Site Services contribution increased $2.1 million and Corporate Items costs increased $13.0 million. The total combined Adjusted EBITDA contribution was comprised of revenues of $245.5 million and $213.9 million, net of cost of revenues of $169.0 million and $151.6 million and selling, general and administrative expenses of $38.1 million and $26.9 million for the three-month periods ended September 30, 2007 and 2006, respectively.

Nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Revenues

Total revenues for the nine months ended September 30, 2007 increased $91.2 million to $689.2 million from $598.0 million for the comparable period in 2006. Technical Services revenues for the nine months ended September 30, 2007 increased $85.3 million to $487.5 million from $402.2 million for the comparable period in 2006. The primary increases in

Technical Services revenues consisted of increases in the volume and pricing of waste processed through our facilities of $40.9 million and $8.3 million, respectively. The remainder of the increase consisting of transportation, labor and materials revenue was attributable to new business from the Teris LLC acquisition in 2006, the Romic acquisition in 2007, strong waste project business contributing $3.3 million. Contributing to the increase was $2.1 million due to the strengthening of the Canadian dollar.

Site Services revenues for the nine months ended September 30, 2007 increased $7.1 million to $202.6 million from $195.5 million for the comparable period in 2006.  Site Services direct revenue related to large emergency response projects declined $15.6 million resulting in 1% of direct revenue for this segment in 2007 as compared to 9.1% of direct revenue in 2006. Base Site Services revenue increased $22.3 million from the first three quarters of 2006 compared to the same period of 2007.  This increase was due to the opening of a new Industrial Services office in the Mid-West, new Site Services departments in the West Region, increased large project work in the Industrial Services group, increased revenues from large engineering projects, improved PCB/Oil volumes and increased oil and metal pricing, and strong growth in Canada.  These improvements were offset by $4.5 million of lower base business volumes in the South region.

Corporate Items revenues for the nine months ended September 30, 2007 decreased $1.2 million to $(0.9) million from $0.3 million for the comparable period in 2006. This decrease results primarily from higher inter-company disposal costs connected with remedial and maintenance projects on closed and idled operations. Activities previously recorded under Corporate Items management have been transferred to operating segments.

There are many factors which have impacted, and continue to impact, our revenues. These factors include: the level of emergency response projects; competitive industry pricing; continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce; significant consolidation among treatment and disposal companies and industry-wide capacity utilization. These factors adversely influence our ability to raise prices and increase revenues.

Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2007 increased $66.9 million to $485.9 million compared to $419.0 million for the comparable period in 2006. Technical Services cost of revenues increased $61.6 million to $332.0 million from $270.4 million for the comparable period in 2006. Cost of revenue increases for Technical Services are in line with increased business volumes associated with the Teris LLC and Romic acquisitions, strong base business, as well as increased throughput at our facilities. As a result, the specific cost increases were: $21.6 million in employee labor and related costs, $9.2 million in building and equipment repairs and maintenance expense, $9.2 million in materials and supplies costs, $4.8 million in outside transportation and rail costs, $3.0 million in outside disposal costs, $2.9 million in subcontractor costs, $2.5 million in transportation and discharges fees, $1.8 million in downtime and turnaround costs, $1.8 million in utility expense, $1.5 million in taxes and insurance, $1.2 million in deferred cost, $0.6 million in travel expenses as well as $1.4 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar.

Site Services cost of revenues increased $7.6 million to $150.4 million from $142.8 million for the comparable period in 2006. Cost of revenues for the three quarters of 2007 related to the performance of large emergency response jobs decreased by $9.1 million to $1.8 million in 2007, as compared to $10.9 million for comparable period of 2006. Non-event Site Services cost of revenue increased $6.1 million in labor and related costs, particularly in the large growth regions and industrial services, $4.6 million in materials and supplies primarily from increased recyclable material and chemical costs,  $4.3 million in vehicle expense and equipment rental due to added volume, $1.7 million in outside transportation and disposal from added volume and $1.3 million in travel expenses as more large projects were performed away from our base offices. Increased insurance costs added $0.5 million to 2007 costs as compared to 2006 and an unfavorable foreign exchange fluctuation relating to the Canadian dollar increases costs by $0.1 million. Offsetting these increases was a decrease of $2.2 million for subcontracted services as requirements for subcontract labor in 2006 for several large projects and mid-sized emergency response projects in the Northeast Region were not required in 2007.

Corporate Items cost of revenues for the nine months ended September 30, 2007 decreased $2.3 million to $3.5 million from $5.8 million for the comparable period in 2006. The decrease resulted primarily from a higher internal allocation of general insurance costs of $1.3 million in 2007, with the balance of the decrease arising from the offset to higher intercompany disposal costs discussed in the Revenue section.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the nine months ended September 30, 2007 increased $17.1 million to $107.6 million from $90.5 million for the comparable period in 2006. Technical Services selling, general and administrative expenses for the nine months ended September 30, 2007 increased $2.0 million to $45.3 million from $43.3 million for the comparable period in 2006 primarily due to increased headcount and related labor costs due to the Teris and Romic acquisitions as well as increasing business levels. This increase was partially offset by a $2.1 million decrease in changes in environmental liability estimates.

Site Services selling, general and administrative expenses decreased $1.1 million to $18.2 million for the nine-month period ended September 30, 2007 from $19.3 million for the corresponding period of the preceding year. The reduction in costs in 2007 is attributed to reduced changes in environmental liability estimates as compared to 2006 and reduced costs for travel and incentive compensation in our major emergency response department.

Corporate Items selling, general and administrative expenses for the nine months ended September 30, 2007 increased $16.2 million to $44.1 million from $27.9 million for the comparable period in 2006. A reduction in benefits from changes in environmental liability estimates, primarily related to Marine Shale, accounted for $10.2 million of the cost increase. Higher foreign exchange losses of $2.0 million, and higher salary, $1.9 million, health insurance, $1.9 million, severance, $1.7 million, and legal costs, $0.6 million, offset by a decrease in accrued incentive compensation, $2.5 million, accounted for the remaining increase.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the nine-month periods ended September 30, 2007 and 2006 was similar at $7.7 million and $7.6 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2007 increased $1.5 million to $27.8 million from $26.3 million for the comparable period in 2006. The increase was primarily due to depreciation of assets acquired as part of Teris LLC of $2.8 million, a $0.3 million expense in connection with an insurance loss deductible, software and other development costs of $0.5 million, a net increase in depreciation associated with landfill consumption of $0.3 million, and other net increases of $0.2 million arising mainly from additional office equipment purchases. These increases were offset by the 2006 impairment of assets and permits associated with the voluntary Chapter 11 petition of our Plaquemine, LA facility, which amounted to $2.6 million.

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

Interest Expense, Net

Interest expense, net of interest income for the nine months ended September 30, 2007, increased $0.6 million to $9.9 million from $9.3 million for the comparable period in 2006. The increase was primarily due to $1.9 million increase related to the $30.0 million Term Loan issued on August 18, 2006, offset by $1.3 million decrease in capitalized interest.

Income Taxes

Income tax expense for the nine months ended September 30, 2007 increased $21.1 million to $22.7 million from $1.6 million for the comparable period in 2006. Income tax expense for the third quarter of 2007 consisted of a current tax benefit relating to the Canadian operations of $0.8 million, federal income tax of $15.7 million, a state income tax expense of $3.6 million, and interest and penalties related to tax contingencies of $4.2 million. Income tax expense for the third quarter of 2006 consisted primarily of a current tax expense relating to the Canadian operations of $3.9 million, including withholding taxes, a net federal tax benefit of ($4.7) million, and a state income tax expense of $2.4 million relating to profitable operations in certain legal entities.

The effective tax rate for the nine months ended September 30, 2007 was 45.1% compared to 4.3% for the comparable period in 2006. The increase in the effective tax rate was primarily related to no benefit being recognized from the reversal of a valuation allowance for operating loss carryforwards and the inclusion of interest and penalties on tax contingencies for uncertain tax positions (“FIN 48”) in 2007 as compared to the same period in 2006.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of both September 30, 2007 and December 31, 2006, we had a valuation allowance of approximately $12.1 million and $12.4 million, respectively. The allowance relates to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Adjusted EBITDA Contribution

The total combined Adjusted EBITDA contribution by segment for the nine months ended September 30, 2007 increased $7.2 million to $95.7 million from $88.5 million for the comparable period in 2006. The contribution of Technical Services increased $21.7 million and Site Services contribution increased $0.6 million, offset by an increase in Corporate Items costs of $15.1 million. The total combined Adjusted EBITDA contribution was comprised of revenues of $689.2 million and $598.0 million, net of cost of revenues of $485.9 million and $419.0 million and selling, general and administrative expenses of $107.6 million and $90.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, and funds available to borrow under our Revolving Facility. As of September 30, 2007, cash and cash equivalents were $91.9 million, marketable securities were $11.3 million, and funds available to borrow under the Revolving Facility were $30.6 million.

We intend to use our existing cash, marketable securities and cash flow from operations to provide for our working capital needs, for the Romic acquisition, and to fund recurring capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. In addition, we project that we will continue to meet our debt covenant requirements for the foreseeable future. We have accrued environmental liabilities as of September 30, 2007 of approximately $180.1 million, substantially all of which we assumed in connection with the acquisitions of the CSD assets in September 2002 and Teris LLC in August 2006. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

Cash flows for the nine months ended September 30, 2007

For the nine months ended September 30, 2007, we had a net increase of cash of $49.8 million from our operating activities. We reported net income for the period of $27.6 million. In addition, we reported non-cash expenses during this period totaling $32.7 million. These non-cash expenses consisted primarily of $27.8 million for depreciation and amortization, $1.3 million for amortization of deferred financing costs, $7.7 million for the accretion of environmental liabilities, $2.9 million for stock based compensation, a reduction of $5.1 million of deferred income taxes, and a reduction of $2.3 million in our environmental liability estimate. Net use of cash for working capital purposes totaled $10.6 million and consisted primarily of a $8.4 million increase in accounts receivable, a $8.8 million increase in unbilled receivables, a $2.6 million increase in supplies inventory, a $0.9 million increase in other assets, offset by an increase in income tax payable of $16.8 million, $4.9 million in environmental expenditures, a decrease of $3.7 million in other accrued expenses, and a decrease in prepaid expenses and other current assets of $2.0 million.

For the nine months ended September 30, 2007, we used $32.5 million of net cash in our investing activities. Uses of cash totaled $33.1 million and consisted primarily of acquisition costs of $7.2 million, additions to property, plant, and equipment of $23.8 million, $1.0 million in the purchase of available-for-sale securities and costs associated to obtain or renew permits and intangibles of $1.0 million. Sources of cash totaled $0.5 million and consisted of proceeds from sale of fixed assets.

For the nine months ended September 30, 2007, our financing activities resulted in a net cash decrease of $4.5 million and consisted primarily of $6.7 million decrease in uncashed checks, $1.3 million in proceeds from exercising stock options, $1.5 million in excess tax benefit of stock-based compensation and $0.9 million increase in proceeds from employee stock purchase plan, partially offset by $1.2 million payments on capital leases.

We expect the trends of the first nine months to continue for the remainder of the year and to generate additional positive cash flow during the 4th quarter.

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

Financing Arrangements

At September 30, 2007, we had outstanding $91.5 million of eight-year Senior Secured Notes due 2012 (the “Senior Secured Notes”), a $70.0 million revolving credit facility (the “Revolving Facility”), a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”), and a $30.0 million term loan (the “Term Loan”). The financing arrangements and principal terms of the each are discussed further in our 2006 Annual Report on Form 10-K. There have not been any material changes in our terms and conditions during the first nine months of 2007.

The Indenture under which our Senior Secured Notes are outstanding provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase our first-lien obligations under the Revolving Facility , Synthetic LC Facility or Capital Lease Obligations or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

We offered, on August 15, 2007, to repurchase up to $19.2 million principal amount of the Senior Secured Notes at a price equal to 104% of the principal amount thereof, plus accrued interest. This offer, which expired on September 17, 2007, was not accepted by any holders of Senior Secured Notes. No portion of our Excess Cash Flow earned through June 30, 2007, is required to be included in the amount of Excess Cash Flow earned in subsequent comparable annual periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect

Liquidity Impacts of Uncertain Tax Positions

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

Stockholder Matters

Dividends on the Series B Preferred Stock are payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we can elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. The dividends due on January 15, April 15 and July 15, 2007 and during 2006 were paid in cash.

On February 22, 2007, 190 shares of Series B Preferred Stock were converted into 578 shares of Common Stock. As of September 30, 2007, the Company had 68,810 shares of Series B Preferred Stock outstanding.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK —

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at September 30, 2007 (in thousands):

	Three Months Remaining
Scheduled Maturity Dates	2007	2008	2009	2010	2011	Thereafter	Total

Senior Secured Notes	$—	$—	$—	$—	$—	$91,518	$91,518
Capital Lease Obligations	551	1,236	660	478	113	21	3,059
	$551	$1,236	$660	$478	$113	$91,539	$94,577
Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, at September 30, 2007, we had (i) a revolving facility (the “Revolving Facility”) which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, (ii) a $50.0 million synthetic letter of credit facility (the “Synthetic LC Facility”) which allows us to have issued up to $50.0 million of additional letters of credit, and (iii) a $30.0 million term loan (the  “Term Loan”). At September 30, 2007, we had: (i) no borrowings and $39.4 million of letters of credit outstanding under the Revolving Facility and (ii) $49.9 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of December 31, 2006, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. The Term Loan bears interest, at our option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three- and nine-month periods ended September 30, 2007, total foreign currency losses were $1.0 million and $2.7 million, respectively, primarily between U.S. and Canadian dollars. During the three- and nine-month periods ended September 30, 2006, total foreign currency gains were less than $0.1 million and losses were $0.8 million, respectively, primarily between U.S. and Canadian dollars. Our Canadian subsidiaries transact approximately 21.3% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three- and nine-month periods ended September 30, 2007, the U.S. dollar fell 3.8% and 12.4%, respectively against the Canadian dollar, resulting in foreign currency exchange losses of $1.0 million and $2.8 million, respectively. During the three- and nine-month periods ended September 30, 2006, the U.S. dollar fell 0.4% and rose 4.1%, respectively against the Canadian dollar, resulting in a foreign currency exchange gain of less than $0.1 million and loss of $0.7 million, respectively.

Exchange rate movements also affect the translation of Canadian generated profits and losses into US dollars. The average exchange rate for the nine-month periods ended September 30, 2007 and 2006 was 1.10 and 1.19 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported decreased net income by approximately $1.2 million and $1.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively ($1.9 million loss arising from balance sheet translation, offset by $0.7 million gain arising from income statement translation and $2.6 million loss arising from balance sheet translation, offset by 1.0 million gain arising from income statement translation respectively). Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported increased net income by approximately $1.2 million and $1.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively ($1.9 million gain arising from balance sheet translation, offset by $0.7 million loss arising from income statement translation and $2.6 million gain from balance sheet translation, offset by a $1.0 million loss arising from income statement translation respectively). We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

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

Item 1A — Risk Factors

During the three months ended September 30, 2007, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: November 9, 2007

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge Executive Vice President and Chief Financial Officer

Date: November 9, 2007