Form 10-K
period 2007-12-31
CLEAN HARBORS INC
filed 2008-03-11
CIK 822818

Use these links to rapidly review the document
CLEAN HARBORS, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 0-16379

CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2997780 (IRS Employer Identification No.)
42 Longwater Drive, Norwell, MA (Address of principal executive offices)	02061-9149 (Zip Code)
(Registrant's telephone number, including area code) (781) 792-5000
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Title of Class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $818.7 million, based on the closing price of such common stock as of that date on the Nasdaq Global Select Market. Reference is made to Part III of this report for the assumptions on which this calculation is based.

         On March 5, 2008, there were outstanding 20,387,610 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement for its 2008 annual meeting of stockholders (which will be filed with the Commission not later than April 29, 2008) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

Disclosure Regarding Forward-Looking Statements

        In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2008.

PART I

ITEM 1.    BUSINESS

        Clean Harbors, Inc., through its subsidiaries (hereafter collectively referred to as "we" or "us") is one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on a 2005 industry report. We service approximately 65% of North America's commercial hazardous incineration volume and 23% of North America's hazardous landfill volume, and are the industry leader in total hazardous waste disposal facilities. We perform environmental services for a diversified industry base with over 45,000 customers, including more than 325 Fortune 500 companies, in the United States, Canada, Puerto Rico and Mexico. We perform environmental services through a network of more than 100 service locations, and we operate six incineration facilities, nine commercial landfills, six wastewater treatment operations, and 20 transportation, storage and disposal facilities ("TSDFs"), as well as six polychlorinated biphenyls ("PCB") management facilities and two oil and used oil products recycling facilities. We can provide low cost solutions to our customers due to our large scale, industry knowledge, cost cutting and productivity-enhancing initiatives, and ability to internalize our waste streams.

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

        In the mid to late 1990s, the hazardous waste management industry was characterized by overcapacity, minimal regulatory advances and pricing pressure. However, since 2001, over one-third of all North American commercial incineration capacity has been eliminated, and we believe that competition has been reduced through consolidation and that new regulations have increased the overall barriers to entry. Underscoring these trends, we believe that the number of major industry participants in the North American hazardous waste sector has declined from over 20 in the early 1990s to only four major participants today. Since the mid 1990s, approximately 500,000 tons of annual incineration capacity has been eliminated as eight major incinerators were deactivated, substantially increasing average capacity utilization of the incinerators which remained in operation. Additionally, the Maximum Achievable Control Technologies ("MACT") standards have been implemented, which we believe increase compliance costs and drive increased outsourcing of incineration as customers with captive (i.e., in-house and non-commercial) incinerators choose to outsource rather than make the substantial investment in their facilities which would be required to achieve compliance.

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

Competitive Strengths

  •
  Leading Provider of Hazardous Waste Services and Disposal—We are one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on 2007 industry reports. We operate, in the aggregate, the largest number of incinerators, hazardous waste landfills, wastewater treatment facilities and TSDFs in North America, and provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations. Finally, as our collections of waste increase, our size allows us to increase our cash flow and earnings as we can internalize a greater volume of waste in our incinerators and landfills.

  •
  Large and Diversified Customer Base—We service over 325 of the Fortune 500 companies and more than 45,000 customers overall, including commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. This diversification limits our credit exposure to any one customer or industry.

  •
  Stable and Recurring Revenue Base—We have long-standing relationships with our customers, averaging 15 years with our top ten customers by revenue. Our diversified customer base also provides stable and recurring revenues as a majority of our revenues are derived from previously served customers with recurring needs for our services. In addition, the costs to our customers of switching providers are high. This is due to many customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their wastes are shipped in order to reduce their potential liability under U.S. environmental regulations. We have been selected as an approved vendor by large generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers which have selected us as an approved vendor typically continue to use our services on a recurring basis.

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

  •
  Proven and Experienced Management Team—Our 13 executive officers collectively have over 161 years of experience in the environmental services industry. Our Chief Executive Officer founded our Company in 1980, and the average tenure of the 12 other members of the executive management team exceeds 11 years.

Business Strategy

        Our strategy is to develop and maintain ongoing relationships with a diversified group of customers who have recurring needs for environmental services. We strive to be recognized as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. The principal elements of our business strategy are to:

  •
  Improve Utilization of Existing Waste Facilities—We operate an extensive network of hazardous waste management properties and have made substantial investments in these facilities to date, which will provide us with significant operating leverage as volumes increase. In addition, there are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding capital equipment and new technology. Through selected permit modifications, we can expand the range of treatment services offered to our customers without the large capital investment necessary to acquire or build new waste management facilities.

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

  •
  Selective Acquisition Strategy—We also intend to actively pursue small accretive "bolt-on" acquisitions in certain services or market sectors where we believe such acquisitions can enhance and expand our business with minimal capital outlay. We believe that we can expand existing services, especially in our non-disposal services, through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share. We will continue to review other acquisition possibilities on a case-by-case basis.

Services

        We provide a wide range of environmental services and manage our business as two major segments: Technical Services and Site Services.

        Technical Services (71% of 2007 revenue). These services involve the collection, transport, treatment and disposal of hazardous and non-hazardous wastes, and include physical treatment, resource recovery, fuels blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management, and CleanPack® services. Our CleanPack® services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes. Our technical services are provided through a network of service centers from which a fleet of trucks or railcars is dispatched to pick up customers' wastes either on a predetermined schedule or on-demand and to deliver such wastes to permitted facilities, which are usually owned by us. Our service centers can also dispatch chemists to a customer location for the collection of chemical and laboratory waste for disposal.

        Site Services (29% of 2007 revenue). These services provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Under the Site Services umbrella, our Field Service crews and equipment are dispatched on a planned or emergency basis, and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, selective demolition, spill cleanup, railcar cleaning, product recovery and transfer, scarifying and media-blasting and vacuum services. Additional services include used oil and oil products recycling, as well as PCB management and disposal.

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

        The table below shows for each of the three years in the three-year period ended December 31, 2007 the total revenues contributed by our principal lines of business (in thousands):

	Years Ended December 31,
	2007	2006	2005
Technical Services	$672,213	$558,407	$472,884
Site Services	275,815	271,092	239,218
Other	(1,111)	310	(932)

	$946,917	$829,809	$711,170

        Additional segment information can be found in Note 17, "Segment Reporting," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."

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

        Spent solvents that can be recycled are processed through thin film evaporators and other processing equipment and are distilled into usable products. Upon recovery of these products, we either return the recovered solvents to the original generator or sell them to third parties. Organic liquids and solids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for incinerators, cement kilns, industrial furnaces and other high efficiency boilers. We have installed fuels blending equipment at some TSDFs to prepare these supplemental fuels. When possible, we burn fuel blended material at our incinerators. Otherwise, we send the fuel blended material to supplemental fuel users that are licensed to accept the blended fuel material. Although we pay a fee to the users that accept this product, this disposal method is substantially less costly than other disposal methods.

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

        We have six active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an annual capacity of 55,000 tons, and three solids and liquids-capable incineration facilities with a combined estimated annual capacity of 280,000 tons. We also operate two hazardous waste liquid injection incinerators in Canada with total annual capacity of approximately 164,000 tons.

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

        The North American hazardous waste incineration market is now served by a total of 11 major incineration facilities operated by a total of five companies. We own six of these active incineration facilities and offer a wide range of technological capabilities to our customers through this network. The primary competitors in the incineration market are Veolia Environmental Services (formerly Onyx Environmental Services), WTI (a joint venture between Von Roll America and Heritage Environmental Services), and Ross Incineration Services, Inc.

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

        Of the seven commercial landfills used for disposal of hazardous waste, five are located in the United States, and two are located in Canada. As of December 31, 2007, the useful economic lives (for accounting purposes) of these landfills include approximately 25.2 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 35.2 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted. In addition to hazardous waste landfill sites, we operate two non-hazardous industrial landfills with 2.3 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

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

        We compete against a number of competitors with multiple facilities such as Rhodia, Philip Services Corp., Siemens Water Technologies (formerly USFilter), Heritage Environment Services LLC, and Envirite, Inc. There are also a number of operators with single facilities that process high volumes of waste in niche markets such as Dupont Environmental Treatment.

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

        Cylinder and Compressed Gas Management Services.    Cylinder teams made up of experienced, highly-trained specialists, identify, analyze, overpack, transfer, or stabilize compressed gases and leaking or damaged pressurized cylinders.

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

Geographical Information

        For the year ended December 31, 2007, we derived $821.9 million or 86.8% of revenues from customers located in the United States and Puerto Rico, $124.0 million or 13.1% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2006, we derived approximately $712.9 million or 85.9% of revenues from customers located in the United States and Puerto Rico, approximately $116.2 million or 14.0% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

        As of December 31, 2007, we had property, plant and equipment, net of depreciation and amortization of $262.6 million, and permits and other intangible assets of $74.8 million. Of these totals, $31.9 million or 12.2% of property, plant and equipment and $26.5 million or 35.5% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

Competitive Conditions

        The hazardous and industrial waste management industry, in which we compete, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms that offer waste services. We compete against three major companies, which are Philip Services Corp., Veolia Environmental Services (formerly named Onyx Environmental Services), and Waste Management, Inc. We also compete against regional waste management companies and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by us. In addition, we compete with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfill. The principal methods of competition for all our services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly. We believe that we offer a more comprehensive range of environmental services than our competitors in major portions of our service territory, that our ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental program constitutes a significant competitive advantage, and that our stable ownership allows us to focus on building long-term relationships with our customers.

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

Compliance/Health and Safety

        We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. We strive to maintain the highest professional standards in our compliance and health and safety activities. Our internal operating requirements are in many instances more stringent than those imposed by regulation. Our compliance program has been developed for each of our waste management facilities and service centers under the direction of our corporate staff. The compliance and health and safety staffs are responsible for facilities permitting and regulatory compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping. To ensure the effectiveness of our regulatory compliance program, our Compliance organization monitors daily operational activities and issues a monthly report to senior management concerning the status of environmental compliance and health and safety programs. We also have an Environmental Health and Safety Compliance Internal Audit Program designed to identify any weaknesses or opportunities for improvement in our ongoing compliance programs. We also perform periodic audits and inspections of the disposal facilities of other firms utilized by us.

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

Employees

        As of December 31, 2007, we employed approximately 4,769 active full-time employees, of which 574 employees (12%) are represented by labor unions. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	170
United Steelworkers' Union	184
Unions in Canada:
Communication, Energy and Paper Workers' Union	111
International Brotherhood of Teamsters	97
International Union of Operating Engineers	12
Non-union employees	4,195

4,769

        As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.

Intellectual Property

        We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of the leading technologies and incorporate these technologies into the environmental services that we offer and provide to our customers. We hold a total of four patents (which will expire in 2009, two in 2010 and 2013, respectively), and 12 trademarks in the United States, and we license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

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

Insurance and Financial Assurance

        Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $55.0 million, $52.0 million and $52.0 million, respectively, per year, subject to a retention of $0.5 million per occurrence. We also have workers' compensation insurance whose limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program; however, our auto liability policy does provide the first $5 million of transportation pollution insurance.

        We have pollution liability insurance policies covering potential risk in three areas: as a contractor performing services at customer sites, as a transporter of waste and for waste processing at our facilities. The contractor's pollution liability insurance has limits of $15.0 million per occurrence and $25.0 million in the aggregate, covering offsite remedial activities and associated liabilities. A $0.25 million deductible applies to this policy.

        For in-transit pollution liability, the pollution liability policy provides $45 million per occurrence and $55 million aggregate excess limits above the primary $5 million auto liability policy. The combined limits of these policies provides the company with limits of $50.0 million per occurrence and $60.0 million aggregate for sudden and accidental occurrences during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site. A $0.5 million deductible applies to this coverage.

        Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. The Resource Conservation Recovery Act, the Toxic Substances Control Act, and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate for sudden occurrences, and $3.0 million per occurrence and $6.0 million in the aggregate for non-sudden occurrences. Steadfast Insurance Company insures our treatment, storage and disposal activities that meets the regulatory requirements. In addition, this policy provides excess limits above the regulatory requirements up to $30.0 million.

        Under our insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefit, workers' compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the actuarial promulgation of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of other companies in other industries.

        Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. The total amount of the closure and post-closure financial assurance which we have been required by regulators to provide is approximately $309.0 million for U.S. facilities and $15.7 million for Canadian facilities. We have placed the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company.

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

Federal Regulation of Hazardous Waste

        The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Act", the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act ("TSCA").

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

        The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 11, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of certain such proceedings involving us.

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

        Health and safety standards under the Occupational Safety and Health Act, or "OSHA", are applicable to all of our operations. This includes both the Technical Services and Site Services operations.

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

        On August 12, 2005, the Ontario Ministry of the Environment adopted new regulations which prohibit land disposal of untreated hazardous waste and require the waste to meet specific treatment standards prior to land disposal. Land disposal includes onsite and offsite land filling, land farming and any other form of land disposal. These requirements are similar to restrictions enacted in the United States and thus bring the Province of Ontario in closer comity with the United States regulatory scheme. The new land disposal restrictions commenced in 2007 through a phased in schedule based on specific waste streams, and will be fully implemented by the beginning of 2010.

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

        As further discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Environmental Liabilities," we have accrued environmental liabilities valued as of December 31, 2007, at approximately $184.5 million, substantially all of which were accrued in connection of our 2002 acquisition of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. and our 2006 acquisition of Teris LLC. For the years ended December 31, 2007 and 2006, we spent $6.5 million and $7.6 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets and Teris LLC.

        As discussed more fully above under the heading "Insurance and Financial Assurance," we are required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at our facilities. We have placed the required financial assurance through a qualified insurance company, Steadfast Insurance Company (a unit of Zurich N.A.).

        As described in Note 11, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on our business and future prospects.

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

        We have accrued environmental liabilities, valued as of December 31, 2007, at approximately $184.5 million, substantially all of which we assumed in connection with the acquisition of the CSD assets and Teris LLC. We calculate these liabilities on a present value basis in accordance with generally accepted accounting principles (which takes into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities). We anticipate such liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.

        If we are unable to obtain at reasonable cost insurance and financial assurances which are required for our operations, our business and results of operations would be adversely affected.

        We purchase insurance, occasionally post bid and performance bonds and are required to provide substantial amounts of financial assurance to governmental agencies for potential closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation. Our total estimated closure and post-closure costs requiring financial assurance by regulators as of December 31, 2007, was $309.0 million for our U.S. facilities and $15.7 million for our Canadian facilities. We have placed all of the required financial assurance through a qualified insurance company, Steadfast Insurance Company (a unit of Zurich Insurance N.A.). The U.S. facilities are insured with an insurance policy written by Steadfast Insurance Company which expires in September 2009. The Canadian facilities utilize surety bonds which expire in September and October of 2008. Our ability to continue conducting our operations could be adversely affected if we should become unable to obtain sufficient insurance, surety bonds and financial assurances at reasonable cost to meet our business and regulatory requirements in the future. The availability of insurance could be affected by factors outside of our control as well as the insurers' or sureties' assessment of our risk.

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

        Changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the EPA promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology ("MACT") under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $28.9 million since September 7, 2002 in order to bring our Deer Park, Texas and Aragonite, Utah incineration facilities which we then acquired as part of the CSD assets and Kimball, Nebraska into compliance with the MACT regulations. Prior to our acquisition in August 2006 of our additional incineration facility in El Dorado, Arkansas, as part of our purchase of all the membership interests in Teris LLC, Teris LLC had spent in excess of $30 million in order to bring that facility into compliance with the MACT standards. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

        If our assumptions relating to expansion of our landfills should prove inaccurate, our results of operations and cash flow could be adversely affected.

        When we include the expansion airspace in our calculations of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure, and landfill closure and post-closure. It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing, and lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace. In addition, if our assumptions concerning the expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow. Future conditions might require us to make substantial write-downs in our assets, which would adversely affect our balance sheet and results of operations. We participate in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructuring during the past several years. Periodically, we review long-lived assets for impairment. At the end of each of 2007, 2006 and 2005, we determined based on this review that no asset write-downs were required; however, if conditions in the industry were to deteriorate significantly, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Other Risks Relating to Our Company and Common Stock

        Our substantial level of indebtedness and outstanding letters of credit could adversely affect our financial condition and ability to fulfill our obligations.

        As of December 31, 2007, we had $123.5 million of outstanding indebtedness (including capital lease obligations) and $89.7 million of outstanding letters of credit. Our substantial level of indebtedness and outstanding letters of credit may:

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

        As of the February 21, 2008, Alan S. McKim, our founder and chief executive officer, together with other directors and executive officers, beneficially held approximately 15.3% of our outstanding common stock. As a result, our directors and executive officers will likely be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions. Potential future sales of common stock by our directors and executive officers, and our other principal stockholders, may cause our stock price to fall.

        Future sales, or the availability for future sales, of substantial amounts of our common stock could adversely affect the market price of our common stock.

        As of February 21, 2008, Alan S. McKim, our founder and chief executive officer, beneficially held 14.3% of our then outstanding common stock, and the three other holders which have reported to us that they each beneficially own in excess of 5% of our outstanding common stock have reported that they collectively own approximately 20.8% of our outstanding common stock as of February 21, 2008. A decision by one or more of these major stockholders to sell a substantial number of their shares could adversely affect the market price of our common stock. All of the approximately 20.9 million shares of our common stock which were outstanding or subject to then exercisable warrants or options as of February 21, 2008, were or, upon issuance, will be freely tradable without restriction or further registration under the Securities Act, except for the approximately 3.1 million of such shares beneficially held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. The shares held by our "affiliates" include the shares beneficially held by our founder and other directors and executive officers described above. Shares beneficially owned by our affiliates may not be sold except in compliance with the registration requirements of the Securities Act or pursuant to an exemption from registration, such as Rule 144.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal executive offices are in Norwell, Massachusetts where approximately 104,000 square feet are leased under arrangements expiring in 2022. There is also a regional administrative office in South Carolina. We own or lease property in 36 states, six Canadian provinces, Puerto Rico and Mexico.

        Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and transportation, storage and disposal facilities, or "TSDFs"), vehicles and equipment (including environmental remediation equipment). We have 49 active permitted hazardous waste or nonhazardous waste management properties, and 69 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in the Technical Services segment.

        Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2007 regarding our properties. Substantially all of our owned operating properties are mortgaged as collateral for our loans.

Hazardous Waste Management Properties

        Included in the 49 hazardous waste management properties are six incineration locations, nine commercial landfills, six wastewater treatment plants, 20 TSDFs, and eight facilities which specialize in PCB management, oil and used oil products recycling. Some properties offer multiple capabilities. As described below under "Inactive Properties," we also own 13 closed or inactive facilities.

  Hazardous Waste Facilities

        Incinerators.    We own six operating incineration facilities containing a total of nine incinerators, as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2007
Arkansas	2	75,000	93.5%
Nebraska	1	55,000	83.1%
Utah	1	65,000	83.0%
Texas	3	140,000	107.1%
Ontario, Canada	1	91,000	75.2%
Quebec, Canada	1	73,000	80.6%

	9	499,000	87.2%

        Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate two hazardous waste liquid injection incinerators.

        Landfills.    In the United States and Canada, we operate nine commercial landfills as follows:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	12,022	41 and 65
Colorado	1	918	61
North Dakota	1	1,093	44
Oklahoma	1	1,138	13
Texas	1	1,204	23
Utah	1	1,818	21
Alberta, Canada	1	816	14
Ontario, Canada	1	8,513	48

	9	27,522

        Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for nonhazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from on-site incinerators. We own all of the landfills with the exception of the landfill in Oklahoma that is leased.

        Wastewater Treatment Plants.    We operate six facilities that offer a range of wastewater treatment technologies and customer services, as follows:

	# of Facilities	Owned	Leased
Connecticut	1	1	—
Louisiana	2	1	1
Ohio	1	1	—
Tennessee	1	1	—
Ontario, Canada	1	1	—

	6	5	1

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

Other Facilities and Properties

        Service Centers and Satellite Locations.    We operate 69 additional service centers and satellite or support locations of which 16 are owned and 53 are leased. These locations are aligned with one or more of our landfills, incinerators, wastewater treatment, consulting, administrative, or other treatment and disposal facilities.

        Inactive Facilities.    In addition to the active facilities and properties described above, we own a total of 13 facilities which are now closed or inactive, most of which were acquired in 2002 as part of the CSD assets due to our assumption of the remediation liabilities associated with such properties or our closure of such sites. The principal inactive facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina, Coffeyville, Kansas and Bridgeport, New Jersey, and a closed wastewater treatment facility in Cleveland, Ohio. Prior to the sale of the CSD assets, Safety-Kleen gave notice to the applicable regulatory agencies of Safety-Kleen's intent to close the facilities, and Safety-Kleen stopped accepting wastes at Baton Rouge in 1997, at Roebuck in 1998, at Coffeyville in 2000, at Bridgeport in 2001 and at Cleveland in 1990.

ITEM 3.    LEGAL PROCEEDINGS

        See Note 11, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

        Our common stock trades on the NASDAQ Global Select Market under the symbol CLHB. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by NASDAQ.

2007	High	Low
First Quarter	$54.54	$44.16
Second Quarter	50.43	44.55
Third Quarter	53.83	42.52
Fourth Quarter	56.48	44.23

2006	High	Low
First Quarter	$35.99	$24.34
Second Quarter	40.31	26.54
Third Quarter	44.28	35.00
Fourth Quarter	48.75	40.69

        On March 5, 2008, the closing price of our common stock on the Nasdaq Global Select Market was $63.52. On February 28, 2008, there were 490 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street", name. We estimate that approximately 11,934 additional stockholders held shares in street name at that date.

        We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement prohibits, and our indenture restricts, us from paying cash dividends on our common stock (see "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Performance Graph

        The following graph compares the five-year return from investing $100 in each of Clean Harbors, Inc. common stock, the NASDAQ Market Index of companies, and an index of environmental services companies, compiled by CoreData. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date is December 31, 2002, when the Company's common stock closed at $15.56 per share.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

Securities Authorized For Issuance Under Equity Compensation Plans

        See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 31, 2007, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.

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

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$946,917	$829,809	$711,170	$643,219	$610,969
Cost of revenues	664,440	584,835	512,582	464,838	453,461
Selling, general and administrative expenses	149,180	125,039	108,312	104,509	108,430
Accretion of environmental liabilities(1)	10,447	10,220	10,384	10,394	11,114
Depreciation and amortization	37,590	35,339	28,633	24,094	26,482
Restructuring	—	—	—	—	(124)

Income from operations	85,260	74,376	51,259	39,384	11,606
Other income (expense)(2)	135	(447)	611	(1,345)	(94)
(Loss) on refinancings(3)	—	—	—	(7,099)	—
Loss on early extinguishment of debt	—	(8,529)	—	—	—
Interest (expense), net	(13,157)	(12,447)	(22,754)	(22,297)	(23,724)

Income (loss) before provision for income taxes, equity interest in joint venture and cumulative effect of change in accounting principle	72,238	52,953	29,116	8,643	(12,212)
Provision for income taxes(4)	28,040	6,339	3,495	6,043	5,322
Equity interest in joint venture	—	(61)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	44,198	46,675	25,621	2,600	(17,534)
Cumulative effect of change in accounting principle, net of taxes(1)	—	—	—	—	66

Net income (loss)	44,198	46,675	25,621	2,600	(17,600)
Redemption of Series C Preferred Stock, dividends on Series B and C Preferred Stocks and accretion on Series C Preferred Stock(5)	206	276	279	11,798	3,287

Net income (loss) attributable to common stockholders	$43,992	$46,399	$25,342	$(9,198)	$(20,887)

Basic earnings (loss) attributable to common stockholders(6)	$2.22	$2.38	$1.62	$(0.65)	$(1.54)

Diluted earnings (loss) attributable to common stockholders(6)	$2.14	$2.26	$1.45	$(0.65)	$(1.54)

Cash Flow Data:
Net cash from operating activities	$79,995	$61,382	$29,667	$52,460	$38,857
Net cash from investing activities	(42,791)	(98,885)	(3,509)	47,631	(52,998)
Net cash from financing activities	2,724	(20,330)	75,023	(75,775)	5,869
Other Financial Data:
Adjusted EBITDA(7)	$133,297	$119,935	$90,276	$74,744	$50,744

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$169,585	$124,465	$100,354	$50,696	$(19,575)
Goodwill	21,572	19,032	19,032	19,032	19,032
Total assets	769,888	670,808	614,364	504,702	540,159
Long-term obligations (including current portion)(8)	123,483	124,561	154,291	153,129	187,119
Redeemable preferred stock	—	—	—	—	15,631
Stockholders' equity(6)	202,897	173,186	115,658	11,038	7,696

(1)
Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Accretion of environmental liabilities for the years ended December 31, 2007, 2006 and 2005, was due primarily to the implementation as of January 1, 2003 of SFAS No. 143 and accretion of the discount for the remedial liabilities assumed as part of the acquisitions of the CSD assets and Teris LLC. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Liabilities."

(2)
We had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock which consisted of two components, namely, (i) non-convertible redeemable preferred stock with a 6.0% annual dividend (the "Host Contract") and (ii) an "Embedded Derivative" which reflected the right of the holders of the Series C Preferred Stock to convert into our common stock on the terms set forth in the Series C Preferred Stock. The value of the Embedded Derivative was periodically marked to market which resulted in the inclusion of gains (losses) as a component of other income (expense) of $(1.6) million and $(0.4) million for the years ended December 31, 2004 and 2003, respectively.

(3)
We repaid on June 30, 2004 our then outstanding debt, redeemed our then outstanding Series C Preferred Stock and settled the embedded derivative liability associated with our Series C Preferred Stock. For the year ended December 31, 2004, we recorded loss on refinancing of $7.1 million relating to these activities.

(4)
For fiscal year 2006, the provision includes a reversal of a $14.1 million portion of the valuation allowance.

(5)
We had outstanding prior to June 30, 2004, 25,000 shares of Series C Convertible Preferred Stock. The amount of $11.8 million for the year ended December 31, 2004 includes $9.9 million related to the redemption of that Series C Preferred Stock.

(6)
As further discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Stockholder Matters," we issued: (i) 0.4 million shares of common stock in February 2005 upon cashless exercise of previously outstanding warrants; (ii) 1.6 million shares of common stock in October 2005 upon exercise of previously outstanding warrants for an aggregate of $12.5 million; (iii) 2.3 million shares of common stock in December 2005 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $60.2 million; and (iv) 0.4 million shares of common stock in December 2007 upon exercise of previously outstanding warrants for an aggregate of $1.2 million and conversion of previously outstanding shares of Series B convertible preferred stock.

(7)
For all periods presented, "Adjusted EBITDA" consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, and change in value of the embedded derivative associated with our previously outstanding Series C Preferred Stock (which we redeemed June 30, 2004). We also exclude gain (loss) on sale of fixed assets, and other income as these amounts are not considered part of usual business operations. Such definition of "Adjusted EBITDA" is the same as the definition of "EBITDA" used in our current credit agreement and indenture for covenant compliance purposes. See below for a reconciliation of Adjusted EBITDA to both net income (loss) and net cash provided by operating activities for the specified periods. Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or loss or other measurements under GAAP. Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

  The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net income (loss)	$44,198	$46,675	$25,621	$2,600	$(17,600)
Accretion of environmental liabilities	10,447	10,220	10,384	10,394	11,114
Depreciation and amortization	37,590	35,339	28,633	24,094	26,482
Restructuring expense (income)	—	—	—	—	(124)
Loss on refinancings	—	—	—	7,099	—
Loss on early extinguishment of debt	—	8,529	—	—	—
Interest expense, net	13,157	12,447	22,754	22,297	23,724
Equity interest in joint venture	—	(61)	—	—	—
Provision for income taxes	28,040	6,339	3,495	6,043	5,322
Non-recurring severance charges	—	—	—	25	1,089
Other non-recurring refinancing-related expenses	—	—	—	1,326	—
Change in value of embedded derivative	—	—	—	1,590	379
(Gain) loss on sale of fixed assets	(135)	447	(26)	(724)	292
Cumulative effect of change in accounting principle	—	—	—	—	66
Other income	—	—	(585)	—	—

Adjusted EBITDA	$133,297	$119,935	$90,276	$74,744	$50,744

  The following reconciles Adjusted EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Adjusted EBITDA	$133,297	$119,935	$90,276	$74,744	$50,744
Interest expense, net	(13,157)	(12,447)	(22,754)	(22,297)	(23,724)
Provision for income taxes	(28,040)	(6,339)	(3,495)	(6,043)	(5,322)
Allowance for doubtful accounts	(418)	88	(105)	1,232	2,439
Amortization of deferred financing costs and debt discount	1,940	1,616	1,669	2,371	2,467
Change in environmental estimates	597	(9,582)	(11,265)	(3,287)	(215)
Deferred income taxes	(7,492)	(6,385)	(1,242)	381	(620)
Impairment of assets held for sale	—	—	281	—	—
(Gain) loss on sale of fixed assets	—	—	(26)	(724)	292
Other non-recurring refinancing-related expenses and other	—	—	—	(1,351)	—
Stock-based compensation	4,799	3,387	56	35	29
Excess tax benefit of stock-based compensation	(6,386)	(5,239)	—	—	—
Income tax benefits related to stock option exercises	6,427	5,399	408	—	—
Prepayment penalty	—	(6,146)	—	—	—
Foreign currency loss (gain) on intercompany transactions	—	—	—	(88)	996
Changes in assets and liabilities, net of acquisition
Accounts receivable	(19,142)	(5,000)	(25,983)	(6,058)	20,265
Other current assets	(2,693)	(11,092)	(686)	2,639	2,788
Accounts payable	(4,603)	(4,674)	(804)	9,249	2,923
Environmental expenditures	(6,511)	(7,605)	(7,243)	(10,305)	(7,973)
Other current liabilities	21,377	5,466	9,969	11,962	(6,232)

Net cash provided by operating activities	$79,995	$61,382	$29,667	$52,460	$38,857

(8)
Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Management's Discussion and Analysis contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report entitled Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by us during 2008.

Overview

        We provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Puerto Rico and Mexico. Throughout North America, we perform environmental services through a network of service locations, and operate incineration facilities, commercial landfills, wastewater treatment operations, and transportation, storage and disposal facilities, as well as polychlorinated biphenyls ("PCB") management facilities and oil and used oil products recycling facilities. We seek to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness.

        The wastes handled include materials that are classified as "hazardous" because of their unique properties, as well as other materials subject to federal and state environmental regulation. We provide final treatment and disposal services designed to manage hazardous and nonhazardous wastes which cannot be economically recycled or reused. We transport, treat and dispose of industrial wastes for commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities.

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

        Our Site Services segment provides highly skilled experts utilizing specialty equipment and resources to perform services, such as industrial maintenance, surface remediation, groundwater restoration, site and facility decontamination, emergency response, site remediation, PCB disposal and oil disposal at the customer's site or another location. These services are dispatched on a scheduled or emergency basis.

        In January 2007, Ensco Caribe, Inc., a Puerto Rico corporation ("Ensco Caribe") then owned 50% by Clean Harbors El Dorado, LLC ("CH El Dorado") and 50% by Ochoa Industrial Sales Corporation ("Ochoa"), redeemed the 50% stock ownership of Ochoa for $3.0 million, of which $300,000 was placed in escrow for a period of 14 months as security for the representations and warranties of Ochoa.

Immediately after the redemption, Ensco Caribe was 100% owned by CH El Dorado, the name "Ensco Caribe, Inc." was changed to "Clean Harbors Caribe, Inc.", and the Puerto Rico operations of Clean Harbors Environmental Services, Inc. were transferred to Clean Harbors Caribe, Inc.

        In August 2007, we acquired certain assets owned by Romic Environmental Technologies Corporation ("Romic"), which specializes in collection and recycling of both hazardous and non-hazardous waste materials, for $5.2 million in cash, a reduction of receivables owed by Romic to the Company of $0.3 million, an estimated $0.9 million of direct acquisition costs, and an estimated incremental purchase price amount of $2.2 million that is based upon 40% of revenues generated from Romic customers for the six-month period subsequent to the acquisition.

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

        Revenue Allowance.    Due to the nature of our business and the complex invoices that result from the services provided, customers may withhold payments and attempt to renegotiate amounts invoiced. Accordingly, we establish a revenue allowance to cover the estimated amounts of revenue adjustments that may need to be credited to customers' accounts in future periods. The allowance is established based on specific review of particular customers, historical trends and other relevant information. Revenues allowance estimates can differ materially from the actual adjustments but historically our allowance has been adequate.

        Deferred Revenue.    As is the customary practice in the environmental services industry, we submit a bill for services shortly after waste is collected from a customer location and prior to completion of the waste disposal process. We recognize revenue for waste disposal services only when the waste is placed into a landfill, incinerated, treated in a wastewater treatment facility or shipped to a third party for disposal. Deferred revenue, representing amounts invoiced to customers for waste not yet processed, stated on our balance sheet as of December 31, 2007 was $29.7 million. Because a large quantity of waste is on hand and in transit at the end of any month, waste from various sources is mixed subsequent to receipt, waste is received in various size containers, and the amount of waste per container can vary significantly, the calculation of deferred revenue requires the use of significant estimates such as the average revenue charged for a type of waste and the average waste volume contained within various size containers.

        Allowance for Doubtful Accounts.    We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of accounts that are large or past due. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided, but historically our provision has been adequate.

        Accounting for Landfills.    We amortize landfill improvements and certain landfill related permits over their estimated useful lives. The units of consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. We also utilize the units of consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units of consumption method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. Additionally, where appropriate, we include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. This accounting method requires us to make estimates and assumptions, as described below. Any changes in our estimates will impact our income from operations prospectively from the date the changes are made.

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

        Long-Lived Assets.    We periodically evaluate the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (discounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

        Environmental Liabilities.    We have accrued environmental liabilities, as of December 31, 2007, of approximately $184.5 million, substantially all of which we assumed as part of the acquisition of the CSD assets in September 2002 and Teris LLC in August 2006. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

  Closure and Post-closure Liabilities

        The changes to closure and post-closure liabilities for the year ended December 31, 2007 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2007	$18,858	$6,697	$25,555
New asset retirement obligations	1,507	—	1,507
Accretion	2,734	834	3,568
Changes in estimates recorded to statement of operations	(298)	(554)	(852)
Other changes in estimates recorded to balance sheet	92	—	92
Settlement of obligations	(231)	(189)	(420)
Currency translation, reclassifications and other	234	45	279

Balance at December 31, 2007	$22,896	$6,833	$29,729

        The $0.9 million benefit from changes in estimates above, recorded to the statement of operations, (including a $0.1 million benefit for the three months ended December 31, 2007) was due to: (i) an increase in utilization of a facility thus avoiding projected near-term closure ($0.6 million), (ii) a decrease in the cell closure cost estimate for a full cell ($0.1 million), and (iii) delayed timing of completing cell closure for a landfill cell ($0.2 million). All of the landfill facilities included in the amounts shown above were active as of December 31, 2007.

  Remedial Liabilities

        As of December 31, 2007, we had recorded discounted remedial liabilities of $154.8 million. We also estimate that it is "reasonably possible" as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such remedial liabilities could be up to $22.7 million greater than such $154.8 million.

        The changes to remedial liabilities for the year ended December 31, 2007 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2007	$4,917	$91,494	$51,434	$147,845
Adjustment due to final purchase price allocation	—	—	1,834	1,834
Accretion	258	4,246	2,375	6,879
Changes in estimates recorded to statement of operations	(60)	(3,776)	5,285	1,449
Settlement of obligations	(235)	(3,450)	(2,406)	(6,091)
Currency translation, reclassifications and other	802	105	1,936	2,843

Balance at December 31, 2007	$5,682	$88,619	$60,458	$154,759

        The net $1.4 million detriment from changes in estimates recorded to selling, general and administrative expenses on the consolidated statement of operations primarily includes: (i) proposed legal settlements and regulatory compliance obligations of $6.0 million, offset by (ii) revised estimates based on new site information ($3.3 million), and (iii) the discounting effect of delays in certain remedial projects ($1.1 million). This includes a $3.0 million detriment for the three months ended December 31, 2007.

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

        Legal Matters.    As described in Note 11, "Commitments and Contingencies," to the financial statements included in Item 8, "Financial Statements and Supplemental Data," we are subject to legal proceedings which relate to the acquisition of the CSD assets and Teris LLC or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2007, we had reserves of $32.6 million (substantially all of which we had established as part of the purchase price for the CSD assets) relating to our potential liabilities in connection with such legal proceedings which were then pending or anticipated. We also estimate that it is "reasonably possible", as that term is defined in SFAS No. 5 ("more than remote but less than likely"), that the amount of such total liabilities could be up to $3.8 million greater than such $32.6 million. Because all of our reasonably possible additional losses relating to legal proceedings relate to remedial liabilities, the reasonably possible additional losses for legal liabilities are reflected in the tables of reasonably possible additional losses under the heading "Environmental Liabilities" below. Estimates of the cost to settle disputes are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established. Substantially all of our legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed under "Environmental Liabilities."

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

        In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, tax contingencies increased $41.9 million for uncertain tax positions, of which $36.8 million was accounted for as a decrease to retained earnings. In addition, to reflect the federal and state tax benefits upon the implementation of FIN 48, we also recorded an increase to our deferred tax assets of $4.7 million and a $0.4 million decrease to the valuation allowance. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently affect our operating results. Prior to the adoption of FIN 48, we recorded liabilities related to uncertain tax positions based upon Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

Results of Operations

        The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data," of this report.

	Percentage of Total Revenues Year Ended December 31,
	2007	2006	2005	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below):	70.1	70.4	72.1	72.3	74.2
Selling, general and administrative expenses	15.8	15.1	15.2	16.2	17.8
Accretion of environmental liabilities	1.1	1.2	1.5	1.6	1.8
Depreciation and amortization	4.0	4.3	4.0	3.8	4.3

Income from operations	9.0	9.0	7.2	6.1	1.9
Other income (expense)	—	(0.1)	0.1	(0.2)	—
Loss on early extinguishment of debt	—	(1.0)	—	—	—
(Loss) on refinancings	—	—	—	(1.1)	—
Interest (expense) net	(1.4)	(1.5)	(3.2)	(3.5)	(3.9)

Income (loss) before provision for income taxes	7.6	6.4	4.1	1.3	(2.0)
Provision for income taxes	2.9	0.8	0.5	0.9	0.9

Net income (loss)	4.7%	5.6%	3.6%	0.4%	(2.9)%

Segment data

        Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the years ended December 31, 2007, 2006 and 2005. See Footnote 7 under Item 6, "Selected Financial Data," for a description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by operating activities. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Outside or third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. This table and subsequent discussions should be read in conjunction with Item 8, "Financial Statements and

Supplementary Data," of this report and in particular Note 17, "Segment Reporting," to such financial statements.

	2007	2006(1)	2005(1)
Revenues:
Technical Services	$672,213	$558,407	$472,884
Site Services	275,815	271,092	239,218
Corporate Items	(1,111)	310	(932)

Total	946,917	829,809	711,170

Cost of Revenues:
Technical Services	453,660	376,788	327,559
Site Services	205,020	200,305	179,734
Corporate Items	5,760	7,742	5,289

Total	664,440	584,835	512,582

Selling, General and Administrative Expenses:
Technical Services	60,771	58,272	48,011
Site Services	24,751	26,044	22,047
Corporate Items	63,658	40,723	38,254

Total	149,180	125,039	108,312

Adjusted EBITDA:
Technical Services	157,782	123,347	97,314
Site Services	46,044	44,743	37,437
Corporate Items	(70,529)	(48,155)	(44,475)

Total(2)	$133,297	$119,935	$90,276

(1)
Certain reclassifications have been made to conform to the current year presentation.

(2)
See Footnote 7 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Year ended December 31, 2007 versus Year ended December 31, 2006

Revenues

        Total revenues for 2007 increased $117.1 million to $946.9 million from $829.8 million for 2006. Technical Services revenues for 2007 increased $113.8 million to $672.2 million from $558.4 million for 2006. The primary increases in Technical Services revenues consisted of increases in the volume and pricing of waste processed through our facilities of $44.8 million and $16.0 million, respectively. The remaining $46.3 million of the increase consisted of transportation, labor and materials revenue attributable to new business from the Teris LLC acquisition in 2006 and the Romic acquisition in 2007, as well as existing base and project business holding strong across all regions. Also contributing to the increase was $6.5 million due to the strengthening of the Canadian dollar.

        Site Services revenues for 2007 increased $4.7 million to $275.8 million from $271.1 million for 2006. Large emergency response jobs performed by Site Services during 2007 accounted for $6.9 million of our outside revenues, that were partially offset by intercompany transactions of $1.1 million, resulting in direct revenue of $5.8 million, or 2.1% of Site Services revenues. Large emergency response jobs accounted for $27.1 million of our outside revenues in 2006 primarily relating to U.S. gulf region hurricane clean up responses, that were partially offset by intercompany transactions of $2.7 million, resulting in direct revenue of $24.4 million, or 9.0% of Site Services revenues. The lack of large emergency response projects relating to hurricane clean up projects in 2007 resulted in a decrease of

$18.6 million from 2006. All other Site Services revenues increased $23.3 million, or 9.4%, for 2007 compared to 2006. Revenues from large remedial and planned projects increased $11.3 million, and revenues from metal and oil recycling activities improved $7.2 million in 2007. Base business in the West region increased by $3.7 million in 2007 from new operational departments and improved business at existing locations. Our Midwest region as well as transportation and container revenues increased, but were offset by decreases in base business in the Northeast and South regions. Positive foreign exchange added $0.6 million for 2007 as compared to 2006.

        Corporate Items revenues decreased $1.4 million for 2007 to $(1.1) million from $0.3 million for 2006. This decrease resulted primarily from increased intercompany costs at our inactive waste handling facilities; these increases were largely offset by compensating decreases in external costs.

        There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects; competitive industry pricing, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, and industry-wide overcapacity. These factors also adversely influence our ability to raise prices and increase revenues.

Cost of Revenues

        Total cost of revenues for 2007 increased $79.6 million to $664.4 million, compared to $584.8 million for 2006. As a percentage of revenues, cost of revenues in 2007 decreased 0.3% to 70.2% from 70.5% in 2006.

        Technical Services cost of revenues increased $76.9 million to $453.6 million in 2007 from $376.7 million for 2006. Cost of revenues for Technical Services increased $3.9 million due to an unfavorable foreign exchange fluctuation relating to the strength of the Canadian dollar. Costs increased $25.3 million in employee labor and related costs, $11.6 million in building, equipment and vehicle repairs and rentals, $8.6 million in increased materials and supplies expense, $6.0 million in outside disposal costs, $4.8 million in outside transportation and rail expense primarily associated with large waste projects, $4.1 million in major maintenance costs at our incinerators, $2.5 million in utilities and fuel costs, $2.5 million increase in taxes and insurance, $2.3 million increase in transportation fees, $2.2 million increase in subcontractor costs, $2.2 million increase in costs associated with processing inventory, and $0.9 million increase in travel costs.

        Site Services cost of revenues for 2007 increased $4.6 million to $205.0 million from $200.4 million for 2006. During 2007, large emergency response projects performed by Site Services accounted for $4.1 million of our cost of revenues, or 2.0% of Site Services cost of revenues for 2007. In 2006, several large emergency response jobs primarily relating to U.S. gulf region hurricane clean up responses accounted for $16.5 million of our cost of revenues or 8.2% of Site Services cost of revenues for 2006. Primarily due to the lack of hurricane related response projects in 2007 resulted in a decrease of $12.4 million in large emergency response costs from 2006. All other Site Services cost of revenues increased $17.0 million, or 9.2%, for 2007 compared to 2006. Direct labor and related costs increased $8.0 million due to increased business levels and an offset to our efforts to reduce subcontract labor costs. Equipment rentals and transportation costs increased $6.1 million, materials and supplies costs increased $3.6 million, travel expenses increased $1.5 million, outside disposal expenses increased $0.8 million, and taxes and insurance costs increased $0.7 million in support of increased base business levels. These increases were offset by decreased subcontractor costs of $4.4 million due to less reliance on outside services in 2007 as compared to 2006, particularly in the Northeast and South regions. Foreign exchange impacted cost of revenues negatively by $0.5 million in 2007.

        Corporate Items cost of revenues decreased $1.9 million to $5.8 million in 2007 from $7.7 million for 2006. This change arose primarily from an increased allocation of centrally contracted insurance costs from the Corporate Items segment to Site Services and Technical Services. Some increased costs associated with a former operating unit absorbed into our inactive facilities were offset by lower external costs in this category.

        We believe that our ability to manage operating costs is important in our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications and upgrades at our facilities, and implementation of strategic sourcing initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through a strategic sourcing initiative. No assurance can be given that our efforts to reduce future operating expenses will be successful.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2007 increased $24.1 million to $149.2 million from $125.1 million in 2006.

        Technical Services selling, general and administrative costs increased $2.4 million to $60.7 million from $58.3 million for 2006 due to an unfavorable foreign exchange fluctuation of $0.3 million relating to the strength of the Canadian dollar, $5.6 million increase in salary, bonus, and employee benefit costs, and a $0.8 million increase in office and computer expenses, offset by a $1.4 million decrease in marketing and professional fees and a $3.0 million decrease from changes in environmental liability estimates.

        Site Services selling, general and administrative expenses for 2007 decreased $1.3 million to $24.8 million from $26.1 million in 2006 primarily due to $1.7 million in reduced salary and related costs, and a decrease from changes in environmental liability estimates of $0.7 million, offset by increased marketing and professional fees of $1.2 million.

        Corporate Items selling, general and administrative expenses for 2007 increased $23.0 million to $63.7 million from $40.7 million due to favorable changes in environmental liability estimates of $13.6 million in 2006, $3.4 million in additional salary costs (including severance payments), $3.2 million of additional foreign exchange losses, and a $2.8 million increase in health insurance costs.

Adjusted EBITDA Contribution

        The combined Adjusted EBITDA contribution by segments for 2007 increased $13.4 million to $133.3 million from $119.9 million for 2006. The Technical Services contribution increased $34.5 million, the Site Services contribution improved $1.4 million, and the Corporate Items cost decreased $22.5 million. The combined Adjusted EBITDA contribution was derived from revenues of $946.9 million and $829.8 million, net of cost of revenues of $664.4 million and $584.8 million and selling, general and administrative expenses of $149.2 million and $125.1 million for the years ended December 31, 2007 and 2006, respectively.

Accretion of Environmental Liabilities (see Closure and Post-Closure Liabilities below)

        Accretion of environmental liabilities for 2007 and 2006 was similar at $10.4 million and $10.2 million, respectively.

Depreciation and Amortization

        Depreciation and amortization expense of $37.6 million for 2007 increased $2.3 million from $35.3 million for 2006. The increase was primarily due to depreciation of assets acquired as part of Teris LLC of $2.8 million and Romic of $0.3 million, a $0.3 million expense in connection with an insurance loss deductible, increased amortization of software and other development costs of $1.0 million, a net increase in depreciation associated with landfill consumption of $0.3 million, and other net increases of $0.2 million arising mainly from additional office equipment purchases. These increases were offset by the third quarter 2006 impairment of assets and permits associated with the voluntary Chapter 11 petition of our Plaquemine, Louisiana facility, which amounted to $2.6 million.

Loss on Early Extinguishment of Debt

        During 2006 we redeemed $58.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption date. In connection with such redemption, we recorded to loss on early extinguishment of debt, an aggregate of $8.5 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $6.1 million prepayment penalties required by the Indenture in connection with such redemption.

Interest (Expense), Net

        Interest expense, net of interest income, increased $0.8 million to $13.2 million for 2007 from $12.4 million for 2006. The increase was primarily due to a $1.9 million increase related to the $30.0 million term loan issued on August 18, 2006, offset by a $0.5 million increase in capitalized interest and a $0.7 increase in interest received on deposits held in Canadian money market funds.

Income Taxes

        Income tax expense for 2007 increased $21.7 million to $28.0 million from $6.3 million for 2006. Income tax expense for 2007 consisted primarily of Canadian taxes of $3.2 million and state income tax expense of $6.9 million and a federal income tax expense of $17.9 million. The 2007 tax expense included a benefit of $0.8 million from the reversal of a portion of the valuation allowance against our U.S. net deferred tax asset and $1.9 million from adjustments of the prior year's estimated attributes. Income tax expense for 2006 consisted primarily of Canadian taxes of $4.6 million and state income tax expense of $2.4 million and a federal tax benefit of ($0.7) million. The tax expense included a benefit of $14.1 million from the reversal of a portion of the valuation allowance against our U.S. net deferred tax asset. We had no federal net operating loss carryforwards at December 31, 2007, compared with $9.2 million at December 31, 2006. We had $29.1 million and $37.7 million of state net operating loss carryovers at December 31, 2007 and December 31, 2006, respectively. Federal and state net operating losses carryforwards as of December 31, 2006 consisted of $3.4 million of excess tax benefits related to the exercise of stock options, in prior years. In 2007, benefits in the amount of $3.0 million were recorded directly to Accumulated Paid-in Capital. The total of $6.4 million did therefore not effect our current year provision.

        SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon our cumulative operating results, and an assessment of our expected future results of operations, during the third quarter of 2006, we determined that it had become more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax assets prior to their expiration and realize the benefit of other net deferred tax assets. The key factors affecting our decision to release the valuation in the third quarter of 2006 included: results for the nine-month period ended September 30, 2006, exceeding projections, the number of consecutive quarters of profitability, additional verification of the success of our business plan and cost savings initiatives, and evaluation and verification of the accretive nature of the Teris LLC acquisition which was completed in the third quarter of 2006. During fiscal 2006, we reversed a total of $17.7 million of US deferred tax asset valuation allowance, of which $9.9 million related to the utilization of prior year NOLs including $2.5 million of NOLs attributable to tax deductions related to the exercise of non-qualified stock options. As of December 31, 2007, we had a remaining valuation allowance of approximately $10.0 million consisting of $8.6 million of foreign tax credits and $1.4 million of federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

        In connection with the reversal of a portion of the valuation allowance, we also recorded, in accordance Financial Accounting Standard 109, Accounting For Income Taxes, a $7.3 million adjustment to our deferred taxes associated with the 2002 acquisition of the CSD assets. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with such acquisition.

        We are subject to income taxes in both the U.S. and foreign jurisdictions, and to examination by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, we believe that our tax reserves reflect the more likely than not outcome of known tax contingencies.

        We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, tax contingencies increased $41.9 million for uncertain tax positions, of which $36.8 million was accounted for as a decrease to retained earnings. In addition, to reflect the federal and state tax benefits upon the implementation of FIN 48, we also recorded an increase to our deferred tax assets of $4.7 million and a $0.4 million decrease to the valuation allowance.

        Included in the balance at December 31, 2007 and January 1, 2007, were $45.3 million and $38.7 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

        Management has elected to continue its policy of recognizing interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of December 31, 2007, included accrued interest and penalties of $13.8 million and $4.0 million, respectively. Tax expense for the year ended December 31, 2007 included interest and penalties of $4.8 million and $2.2 million respectively.

Net Income

        Net income for 2007 was $44.2 million and included a charge of $0.6 million related to changes in our environmental liabilities estimates. Net income for 2006 was $46.7 and included a benefit of $9.6 million related to a change in our estimated environmental liabilities and an $8.5 million loss on extinguishment of debt.

Conversion of Series B Preferred Stock

        As more fully described below under "Stockholder Matters," all of our remaining outstanding shares of Series B Preferred Stock were converted into common stock on December 28, 2007. For each of 2007 and 2006, dividends of $0.3 million were paid on our Series B Preferred Stock.

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

        Site Services revenues for 2006 increased $31.9 million to $271.1 million from $239.2 million for 2005. In 2005, Site Services began work on several large emergency response projects related to U.S. gulf region hurricane clean up projects. During 2006 Site Services completed work on those projects and recorded less revenue in 2006 than in 2005 for those projects. In total for 2006, Site Services recorded for large emergency response jobs $27.1 million in outside revenues, which were partially offset by intercompany transactions of $2.7 million, resulting in direct revenue of $24.4 million, or 9.0% of Site Services revenues. In 2005, Site Services recorded for large emergency response projects $39.6 million of outside revenue, offset by intercompany transactions of $5.7 million, resulting in direct revenue $33.9 million, or 14.2% of our direct revenues for 2005. Direct revenue related to large emergency response projects therefore decreased $9.5 million from 2005 to 2006. All other Site Services revenues increased $41.4 million, or 20.2%, for 2006 as compared to 2005. Large remedial and planned projects represented an increase of $14.1 million. Growth in the South region due to small and mid-sized projects as well as new departments added $11.6 million in 2006 as compared to 2005. The recycling facilities group represented $9.4 million of this increase due to improved revenue related to the strength of commodities pricing and new business. Other areas of improvement included the North and West regions, offset by reduced revenues in the Mid-West region. Positive foreign exchange added $0.9 million for 2006 as compared to 2005. Corporate Items revenues increased $1.2 million for 2006 to $0.3 million from $(0.9) million for 2005. This increase resulted mainly from reduced intercompany costs at our inactive waste handling facilities.

        There are many factors which have impacted, and continue to impact, our revenues. These factors include: the level of emergency response projects; competitive industry pricing, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, and industry-wide overcapacity. These factors adversely influenced our ability to raise prices and increase revenues.

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

        Site Services cost of revenues for 2006 increased $20.6 million to $200.3 million from $179.7 million for 2005. As discussed above, activity for large emergency response projects relating to U.S. gulf region hurricane clean up projects lessened in 2006 from 2005. As a result, total costs related to large emergency response projects declined to $16.5 million or 8.2% of Site Services cost of revenues in 2006 from $21.2 million of our cost of revenues, or 11.8% of cost of revenues for 2005. All other Site Services cost of revenues increased $25.3 million, or 15.9%, for 2006 compared to 2005. Materials and supplies costs increased $11.4 million, primarily from increased product acquisition costs in our recycling and chemical sales group. Subcontracting costs increased $5.9 million, direct labor and related costs increased $5.6 million, equipment rental and related transportation costs increased $5.4 million and travel expenses increased $0.7 million in support of increased overall business levels. These increases were offset by a decrease in outside disposal of $4.2 million as disposal project waste was internalized. Corporate Items cost of revenues increased $2.4 million to $7.7 million in 2006 from $5.3 million for 2005. This increase related primarily to a $1.6 million change in estimate credit for financial assurance in 2005. In 2006, increased insurance and property tax expense of $3.6 million were offset by lower employee benefit costs of $1.9 million, and lower payroll taxes, license and other costs of $0.9 million.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2006 increased $16.8 million to $125.1 million from $108.3 million in 2005. Technical Services selling, general and administrative costs increased $10.3 million to $58.3 million from $48.0 million for 2005 due to an unfavorable foreign exchange fluctuation of $0.6 million relating to the strength of the Canadian dollar, $6.9 million increase in salary, bonus and employee benefit costs, $3.3 million increase in change in estimate of environmental liabilities offset by a $0.5 million decrease in professional fees. Site Services selling, general and administrative expenses for 2006 increased $4.1 million to $26.1 million from $22.0 million in 2005. Sales, administrative and field salaries, benefits and incentive compensation increased $3.4 million from 2005 to 2006 and environmental costs increased $0.6 million. Corporate Items selling, general and administrative expenses for 2006 increased $2.4 million to $40.7 million from $38.3 million in 2005 due to $5.4 million in additional payroll, stock-based and incentive compensation, and an additional $0.9 million in professional services, offset by a $3.6 million net increase in favorable changes in estimates in environmental liabilities and $0.2 million net reduction in other costs.

Adjusted EBITDA Contribution

        The combined adjusted EBITDA contribution by segments for 2006 increased $29.6 million to $119.9 million from $90.3 million for 2005. The Technical Services contribution increased $26.0 million, the Site Services contribution improved $7.2 million, and the Corporate Items cost decreased $3.6 million. The combined adjusted EBITDA contribution was derived from revenues of $829.8 million and $711.2 million, net of cost of revenues of $584.8 million and $512.6 million and selling, general and administrative expenses of $125.1 million and $108.3 million for the years ended December 31, 2006 and 2005, respectively.

Accretion of Environmental Liabilities (see Closure and Post Closure Liabilities below)

        Accretion of environmental liabilities for 2006 and 2005 was similar at $10.2 million and $10.4 million, respectively.

Depreciation and Amortization

        Depreciation and amortization expense of $35.3 million for 2006 increased $6.7 million from $28.6 million for 2005. This increase resulted primarily from a $2.6 million impairment of permits and other long-lived assets at the Plaquemine, Louisiana facility, $2.1 million related to the acquired assets of Teris LLC, $1.5 million related to changes in estimates and increased volumes at landfill sites, and $0.4 million connected with the write-down of leasehold improvements at former corporate offices.

Other Income (Expense)

        For 2005, other income consisted primarily of a $0.6 million gain related to the settlement of an insurance claim.

Loss on Early Extinguishment of Debt

        During 2006 we redeemed $58.5 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties and accrued interest through the redemption dates. In connection with such redemptions, we recorded to loss on early extinguishment of debt, an aggregate of $8.5 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $6.1 million prepayment penalties required by the Indenture in connection with such redemptions.

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

        We amended and restated on December 1, 2005 our existing Revolving Credit and Synthetic Letter of Credit Facilities. As a result of that amendment and restatement, the fees which we pay with respect to our new $50.0 million Synthetic Letter of Credit Facility were reduced as of December 1, 2005 from the 5.35% per annum which was payable under our former $90.0 million Synthetic Letter of Credit Facility to 3.10% per annum, and approximately $40.0 million of letters of credit previously outstanding under our Synthetic Letter of Credit Facility (for which we had paid fees of 5.35% per annum) were replaced by letters of credit issued under our Revolving Credit Facility (for which we pay fees of 1.50% per annum). In addition, during the first quarter of 2006, we redeemed $52.5 million principal amount of our outstanding 11.25% senior secured notes due 2012 and paid a prepayment penalty of $5.9 million and accrued interest of $2.9 million in connection with such redemption. Concurrently with such redemption of $52.5 million of our outstanding 11.25% senior secured notes, the fees payable under our new $50.0 million Synthetic Letter of Credit Facility were reduced from 3.10% per annum to 2.85% per annum. Furthermore, we repurchased on October 24, 2006, $6.0 million principal amount of our outstanding 11.25% senior secured notes in connection with an excess cash flow offer made in accordance with the requirements of the indenture under which the senior secured notes were issued.

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

        SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2005, our U.S. net operating losses ("NOLs") and other deferred tax assets were fully offset by a valuation allowance primarily because we believed that it was more likely than not that some portion or all of the deferred tax assets would not be realized. Based upon our cumulative operating results, and an assessment of our expected future results of operations, during the third quarter of 2006, we determined that it had become more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax assets prior to their expiration and realize the benefit of other net deferred tax assets. The key factors affecting our decision to release the valuation in the third quarter of 2006 included: results for the nine-month period ended September 30, 2006, exceeding projections, the number of consecutive quarters of profitability, additional verification of the success of our business plan and cost savings initiatives, and evaluation and verification of the accretive nature of the Teris LLC acquisition which was completed in the third quarter of 2006. During fiscal 2006, we reversed a total of $17.7 million of US deferred tax asset valuation allowance of which $9.9 million related to the utilization of prior year NOLs including $2.5 million of NOLs attributable to tax deductions related to the exercise of non-qualified stock options. As of December 31, 2006, we have a remaining valuation allowance of approximately $12.4 million related to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

        In connection with the reversal of a portion of the valuation allowance, we also recorded, in accordance Financial Accounting Standard 109, Accounting For Income Taxes, an adjustment for $7.3 million to our deferred taxes associated with the 2002 CSD acquisition. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with such acquisition.

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

Liquidity and Capital Resources

  Cash and Cash Equivalents

        Our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, and funds available to borrow under our Revolving Facility. As of December 31, 2007, cash and cash equivalents were $119.5 million, marketable securities were $0.9 million, and funds available to borrow under the Revolving Facility were $30.2 million.

        We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, for additional contingent purchase price associated with the Romic acquisition, and to fund capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. We have accrued environmental liabilities as of December 31, 2007 of approximately $184.5 million, substantially all of which we assumed in connection with the acquisitions of the CSD assets in September 2002 and Teris LLC in August 2006. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

        We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, and investments in line with the business strategy. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. The first quarter of each fiscal year is typically a quarter with heavier cash usage; however, we believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, our ability to obtain equity financing, as well as availability of additional borrowings under our revolving credit facility, provide additional potential sources of liquidity should they be required.

  Cash Flows for 2007

        For the year ended December 31, 2007, we had a net increase of cash of $80.0 million from our operating activities. We reported net income for the period of $44.2 million. In addition, non-cash expenses during this period were $47.3 million. These non-cash expenses consisted primarily of $37.6 million for depreciation and amortization, $10.4 million for the accretion of environmental liabilities, a reduction of $7.5 million of deferred income taxes, $4.8 million for stock based compensation, $1.9 million for amortization of deferred financing costs and debt discount, $0.6 million reduction in change in environmental liabilities, and a reduction of $0.4 million in allowance for doubtful accounts. Net use of cash for working capital purposes totaled $11.5 million and consisted primarily of a $19.1 million increase in accounts receivable, $6.5 million of environmental expenditures, an increase of $2.9 million in other assets, a decrease of $4.6 million in accounts payable, and a $1.9 million increase in supplies inventory, offset by a $15.7 million increase in income tax payable, an increase of $6.2 million in other accrued expenses, and a decrease in unbilled receivables of $1.6 million.

        For the year ended December 31, 2007, we used $42.8 million of net cash in our investing activities. Uses of cash totaled $47.5 million and consisted primarily of additions to property, plant, and equipment of $36.5 million, acquisition costs of $7.4 million, purchases of marketable securities of $2.3 million, and costs associated to obtain or renew permits and intangibles of $1.3 million. Sources of cash totaled $4.8 million, and consisted of $3.2 million from the sales of marketable securities, $0.9 million in proceeds from an insurance claim, and $0.6 million in proceeds from the sale of fixed assets.

        For the year ended December 31, 2007, our financing activities resulted in a net cash increase of $2.7 million and consisted primarily of $6.4 million in excess tax benefit of stock-based compensation, $2.8 million from the exercise of stock options and warrants, and proceeds from the employee stock purchase plan of $1.2 million, partially offset by a $5.9 million decrease in uncashed checks, $1.5 million payments on capital leases, and $0.2 million in dividends on preferred stock.

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

  Financing Arrangements

        At December 31, 2007, we had outstanding $91.5 million of eight-year Senior Secured Notes due 2012 (the "Senior Secured Notes"), a $70.0 million revolving credit facility (the "Revolving Facility"), a

$50.0 million synthetic letter of credit facility (the "Synthetic LC Facility"), and a $30.0 million term loan (the "Term Loan"). The financing arrangements and principal terms of each of them are discussed further in Note 10, "Financing Arrangements," to our financial statements included in Item 8 of this report. At December 31, 2007, under the Revolving Facility, we had no borrowings outstanding and $39.8 million of letters of credit outstanding, and had approximately $30.2 available to borrow.

        The Indenture under which our Senior Secured Notes are outstanding provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period's Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase our first-lien obligations under the Revolving Facility, Synthetic LC Facility or Capital Lease Obligations or to make offers ("Excess Cash Flow Offers") to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. "Excess Cash Flow" is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

        We offered on August 15, 2007, to repurchase up to $19.2 million principal amount of the Senior Secured Notes at a price equal to 104% of the principal amount thereof, plus accrued interest. This offer, which expired on September 17, 2007, was not accepted by any holders of Senior Secured Notes. No portion of our Excess Cash Flow earned through June 30, 2007, is required to be included in the amount of Excess Cash Flow earned in subsequent comparable annual periods. However, the Indenture's requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

  Liquidity Impacts of Uncertain Tax Positions

        As discussed in Note 12, "Income Taxes," to our financial statements included in Item 8 of this report, we have significant liabilities associated with potential tax liabilities and related interest and penalties aggregating $50.1 million. These liabilities are classified as "other long-term liabilities" in our Consolidated Balance Sheet in accordance with the provision of FIN 48 adopted on January 1, 2007 because of the uncertainties involved. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities, which related to unrecognized tax benefits for which the statute of limitations might expire without examination by the respective taxing authority; however, we do not believe material cash payments will be required in the next 12 months.

Contractual Obligations

        The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2007 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$444,386	$19,207	$38,790	$29,550	$356,839
Pension funding	3,910	278	581	673	2,378
Long-term debt	121,518	—	30,000	91,518	—
Interest on long-term obligations	52,695	10,611	21,054	21,030	—
Capital leases	3,070	1,375	1,041	632	22
Operating leases	104,929	22,650	37,196	19,334	25,749

Total contractual obligations	$730,508	$54,121	$128,662	$162,737	$384,988

Note: As we are not able to reasonably estimate when we would make any cash payments to settle uncertain tax position liabilities, such amounts have not been included in the table above.

        The undiscounted value of closure, post closure and remedial liabilities of $444.4 million is equivalent to the present value of $184.5 million based on discounting of $169.7 million and the remainder of $90.2 million to be accrued for closure and post-closure liabilities over the remaining site lives.

        The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2007 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$89,657	$88,938	$350	$369	$—

Total commercial commitments	$89,657	$88,938	$350	$369	$—

        We obtained substantially all of the standby letters of credit described in the above table as security for financial assurance obligations which we have been required to provide to regulatory bodies for the hazardous waste facilities and which would be called only in the event that we failed to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As further discussed in Note 10, "Financing Arrangements," to our financial statements included in Item 8 of this report, we initially obtained substantially all of the standby letters of credit described in the above table under the $90.0 million Synthetic LC Facility established under our Original Credit Agreement dated June 30, 2004, and on December 1, 2005, we replaced approximately $40.0 million of those outstanding standby letters of credit with letters of credit issued under the $70.0 million Revolving Facility established under our Amended Credit Agreement dated December 1, 2005. Under our Amended Credit Agreement, Bank of America, N.A., will issue at our request up to $50.0 million of letters of credit under the Revolving Facility established under that Agreement and Credit Suisse will issue at our request up to $50.0 million of letters of credit under the $50.0 million Synthetic LC Facility established under that Agreement. If any of the letters of credit issued under those facilities were to be called and we failed to satisfy on a timely basis our reimbursement obligations to the issuers of those letters of credit, Bank of America, N.A., and/or Credit Suisse would be entitled, as the administrative agents for the lenders under those facilities, to exercise their rights as secured creditors on substantially all of the assets of Clean Harbors, Inc. and our U.S. subsidiaries.

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

  Capital Expenditures

        We anticipate that 2008 capital spending will be between $55.0 million and $60.0 million, of which $2.6 million relates to complying with environmental regulations. However, changes in environmental regulations can require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow. For example, in 2002, the EPA promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology ("MACT") under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $28.9 million since September 7, 2002 in order to bring our Deer Park, Texas and Aragonite, Utah incineration facilities which we then acquired as part of the CSD assets and Kimball, Nebraska into compliance with the MACT regulations. During 2006, we acquired an additional incineration facility located in Arkansas as part of our purchase of all of the membership interests in Teris LLC. Prior to that purchase, Teris LLC had spent in excess of $30 million in order to bring that incinerator into compliance with the MACT standards.

  Auction Rate Securities

        As of December 31, 2007, we had a total of $9.4 million invested in "auction rate securities". Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. As of March 10, 2008, we held approximately $8.5 million in auction rate securities as we had reinvested $0.85 million of auction rate securities held at year end into money market funds. During the first quarter of 2008, auctions failed for the balance of our auction rate securities totaling $8.5 million, and we are now earning interest on such securities at a higher rate than on similar securities from which auctions have cleared. An auction failure means that those parties then wishing to sell such securities could not because the amount of securities then offered for sale exceeded the purchase orders.

        We have the ability and intent to hold our remaining auction rate securities until a successful auction occurs and the securities are liquidated at par value. However, due to the current uncertainties in the market, there is no assurance that auctions for the remaining auction rate securities in our portfolio will succeed at the next interest reset date, and therefore our ability to liquidate our investments in such securities in the near term may be limited. All of our auction rate securities are currently rated AAA, the highest rating by the agencies, and consist of obligations of various issuers collateralized by student loans which are substantially backed by the federal government. We believe we will be able to liquidate our investment in auction rate securities during this year without material impact. However, because of the failed auctions which have occurred, and until there is a successful auction for them, $8.5 million of our investment in auction rate securities has been reclassified from current to non-current assets on our balance sheet as of December 31, 2007. If the issuers are unable to successfully close future auctions and the credit ratings deteriorate, we may in the future be required to record an impairment on these investments. Based on our expected operating cash flows and other sources of cash, we do not anticipate the credit impact on the auction rate securities market will affect our ability to execute our current operating plan.

Stockholder Matters

        On May 18, 2005, Clean Harbors, Inc. filed Restated Articles of Organization with the Massachusetts Secretary of State. As of the date of these Restated Articles of Organization, the Series B Convertible Preferred Stock was the only series of preferred stock which then remained authorized and outstanding. As a result of the filing, the authorized shares of common stock increased from 20,000,000 to 40,000,000, the authorized shares of Series A Convertible Preferred Stock decreased from 894,585 to zero and the authorized shares of Series C Convertible Preferred Stock decreased from 25,000 to zero. The current authorized number of shares is 40,000,000 for common stock and 1,080,415 for preferred stock (of which 156,416 have been designated as Series B Convertible Preferred Stock).

        As discussed in Note 14, "Stockholders' Equity," to our financial statements included in Item 8 of this report, we issued on June 30, 2004, warrants to purchase 2.8 million shares of our common stock and paid $0.4 million of cash in lieu of warrants for certain other conversion rights of the holders of our previously outstanding Series C Preferred Stock. The warrants provide for an exercise price of $8.00 per common share and an expiration date of September 10, 2009. As of December 31, 2004, there were 2,775,000 warrants outstanding. On February 11, 2005, warrants for 717,060 shares were exercised in a cashless exercise that resulted in the issuance of 420,571 shares of common stock and cancellation of 296,489 warrants as payment of the exercise price of the issued shares. In October 2005, warrants for an aggregate of 1,559,250 shares were exercised for $12.5 million in cash. In December 2007, warrants for an aggregate of 150,000 shares were exercised for $1.2 million in cash. As of December 31, 2007 and 2006, warrants for an aggregate of 348,690 shares and 498,690 shares, respectively, remained outstanding.

        On February 16, 1993, we issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Series B Preferred Stock"), for the acquisition of our Spring Grove facility. The liquidation value of each share of Series B Preferred Stock was the liquidation preference of $50.00 plus accrued but unpaid dividends. Series B Preferred Stock might be converted by the holder into common stock at a conversion rate which, as of December 31, 2006, was equal to $16.45 per share and was subject to customary antidilution adjustments. There was no expiration date associated with the conversion option. Subject to the conversion rights of the holders of the Series B Preferred Stock, we had the option to redeem the Series B Preferred Stock at the liquidation preference plus any accrued but unpaid dividends with no redemption premium provided the redemption occurred after August 16, 2001. On October 19, 2004, 42,000 shares of Series B Preferred Stock were converted into 127,680 shares of common stock. On November 29, 2005, 1,000 shares of Series B Preferred Stock were converted into 3,040 shares of common stock. As of each of December 31, 2006 and 2005, we had 69,000 shares of Series B Preferred Stock outstanding. On December 28, 2007, we issued an aggregate of 209,200 shares of common stock, $.01 par value, in connection with the conversion (at the holders' elections) of all of the remaining previously outstanding 68,810 shares of Series B Preferred Stock.

        During the period that shares of Series B Preferred Stock were outstanding, dividends were payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. Under the terms of the Series B Preferred Stock, we could elect to pay dividends in cash or in common stock with a market value equal to the amount of the dividends payable. During the three years ended December 31, 2007, we paid in cash all dividends on the Series B Preferred Stock.

New Accounting Pronouncements

        Information regarding our assessment of new accounting pronouncements can be found in Note 3, "Significant Accounting Policies," to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data." The most significant of such information is as follows:

        In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have an impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities, for which SFAS 157 will be effective for the fiscal year beginning January 1, 2009. Our management is evaluating the effect that adoption of FAS 157 will have on our financial position and results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective beginning in the first quarter of 2008. Management is assessing the impact FAS 159 may have on our financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2009. Early adoption is not permitted. We are evaluating the impact that SFAS 141R and SFAS 160 will have on our financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at December 31, 2007 (in thousands):

Scheduled Maturity Dates	2008	2009	2010	2011	2012	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$91,518	$—	$91,518
Capital Lease Obligations	1,251	907	479	113	21	—	2,771

	$1,251	$907	$479	$113	$91,539	$—	$94,289

Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

        In addition to the fixed rate borrowings described in the above table, we had at December 31, 2007 (i) a revolving facility (the "Revolving Facility") which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, (ii) a $50.0 million synthetic letter of credit facility (the "Synthetic LC Facility") which allows us to have issued up to $50.0 million of additional letters of credit, and (iii) a $30.0 million term loan (the "Term Loan"). At December 31, 2007, we had: (i) no borrowings and $39.8 million of letters of credit outstanding under the Revolving Facility and (ii) $49.9 million of letters of credit outstanding under the Synthetic LC Facility. Borrowings outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the Revolving Facility and an unused line fee of 0.125% per annum on the unused portion of the Revolving Facility. As of December 31, 2007, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the Synthetic LC Facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility. The Term Loan bears interest, at our option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. Had the interest rate on our variable borrowings been 10% higher, we would have reported decreased net income of $0.2 million for each of the years ended December 31, 2007 and 2006.

        We are subject to market risks associated with our investment in auction rate securities which aggregated $8.5 million as of December 31, 2007. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Our investments in auction rate securities consist of obligations of various issuers collateralized by student loans which are substantially backed by the federal government. In February 2008 uncertainties in the credit markets prevented the Company and other investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale then exceeded the amount of purchase orders. We are uncertain as to when the liquidity issues relating to these investments will improve, and accordingly classified these securities as non-current as of December 31, 2007. If the markets for these investments deteriorate, we may in the future be required to record an impairment on these investments.

        Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the years ended December 31, 2007 and 2006, total foreign currency losses were $2.9 million and gains were $0.3 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 21.7% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the years ended December 31, 2007 and 2006, the U.S. dollar fell 15.2% and rose 0.7%, respectively against the Canadian dollar, resulting in foreign currency exchange losses of $2.9 million and exchange gains of $0.4 million, respectively.

        Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. The average exchange rate for the years ended December 31, 2007 and 2006, was 1.07 and 1.14 Canadian dollars to the U.S. dollar, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported decreased net income by approximately $1.0 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively ($2.1 million loss arising from balance sheet translation, offset by $1.1 million gain arising from income statement translation and $2.7 million loss arising from balance sheet translation, offset by $1.6 million gain arising from income statement translation respectively). Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported increased net income by approximately $1.0 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively ($2.1 million gain arising from balance sheet translation, offset by $1.1 million loss arising from income statement translation and $2.7 million gain from balance sheet translation, offset by a $1.6 million loss arising from income statement translation respectively).

        We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts

        We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Notes 3, 12 and 15, the Company adopted (i) FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007; and (ii) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 10, 2008

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$119,538	$73,550
Marketable securities	850	10,240
Accounts receivable, net of allowances aggregating $6,105 and $4,271, respectively	193,126	169,581
Unbilled accounts receivable	14,703	16,078
Deferred costs	7,359	7,140
Prepaid expenses and other current assets	10,098	9,451
Supplies inventories	22,363	20,101
Deferred tax assets	11,491	9,238
Properties held for sale	910	7,440

Total current assets	380,438	322,819

Property, plant and equipment:
Land	22,273	15,873
Asset retirement costs (non-landfill)	1,438	1,415
Landfill assets	29,925	11,399
Buildings and improvements	112,469	105,190
Vehicles	22,854	25,192
Equipment	274,619	249,981
Furniture and fixtures	1,454	1,400
Construction in progress	18,702	24,950

	483,734	435,400
Less—accumulated depreciation and amortization	221,133	191,274

	262,601	244,126

Other assets:
Long-term investments	8,500	—
Deferred financing costs	5,881	7,206
Goodwill	21,572	19,032
Permits and other intangibles, net of accumulated amortization of $36,443 and $30,386, respectively	74,809	65,743
Investment in joint venture	—	2,208
Deferred tax assets	12,176	6,388
Other	3,911	3,286

	126,849	103,863

Total assets	$769,888	$670,808

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in thousands)

	As of December 31,
	2007	2006
Current liabilities:
Uncashed checks	$5,489	$11,083
Current portion of capital lease obligations	1,251	1,391
Accounts payable	81,309	81,432
Deferred revenue	29,730	29,409
Other accrued expenses	65,789	56,999
Current portion of closure, post-closure and remedial liabilities	18,858	13,707
Income taxes payable	8,427	4,333

Total current liabilities	210,853	198,354

Other liabilities:
Closure and post-closure liabilities, less current portion of $5,527 and $2,035, respectively	24,202	23,520
Remedial liabilities, less current portion of $13,331 and $11,672, respectively	141,428	136,173
Long-term obligations	120,712	120,522
Capital lease obligations, less current portion	1,520	2,648
Unrecognized tax benefits and other long-term liabilities	68,276	16,405

Total other liabilities	356,138	299,268

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.01 par value:
Series B convertible preferred stock: authorized 0 and 156,416 shares; issued and outstanding 0 and 69,000 shares, respectively (liquidation preference of $3.5 million)	—	1
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 20,327,533 and 19,685,002 shares, respectively	203	197
Treasury stock	(1,170)	—
Additional paid-in capital	166,653	151,691
Accumulated other comprehensive income	17,498	8,939
Accumulated earnings	19,713	12,358

Total stockholders' equity	202,897	173,186

Total liabilities and stockholders' equity	$769,888	$670,808

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	For the years ended December 31,
	2007	2006	2005
Revenues	$946,917	$829,809	$711,170
Cost of revenues (exclusive of items shown separately below)	664,440	584,835	512,582
Selling, general and administrative expenses	149,180	125,039	108,312
Accretion of environmental liabilities	10,447	10,220	10,384
Depreciation and amortization	37,590	35,339	28,633

Income from operations	85,260	74,376	51,259
Other income (expense)	135	(447)	611
Loss on early extinguishment of debt	—	(8,529)	—
Interest expense, net of interest income of $4,023, $3,589, and $1,403, respectively	(13,157)	(12,447)	(22,754)

Income before provision for income taxes and equity interest in joint venture	72,238	52,953	29,116
Provision for income taxes	28,040	6,339	3,495
Equity interest in joint venture	—	(61)	—

Net income	44,198	46,675	25,621
Dividends on Series B Preferred Stock	206	276	279

Net income attributable to common stockholders	$43,992	$46,399	$25,342

Earnings per share:
Basic income attributable to common stockholders	$2.22	$2.38	$1.62

Diluted income attributable to common stockholders	$2.14	$2.26	$1.45

Weighted average common shares outstanding	19,827	19,526	15,629

Weighted average common shares outstanding plus potentially dilutive common shares	20,630	20,657	17,717

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$44,198	$46,675	$25,621
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	37,590	35,339	28,633
Allowance for doubtful accounts	(418)	88	(105)
Amortization of deferred financing costs and debt discount	1,940	1,616	1,669
Accretion of environmental liabilities	10,447	10,220	10,384
Changes in environmental liability estimates	597	(9,582)	(11,265)
Deferred income taxes	(7,492)	(6,385)	(1,242)
Impairment of assets held for sale	—	207	281
(Gain) loss on sale of fixed assets and assets held for sale	(135)	240	(26)
Stock-based compensation	4,799	3,387	56
Excess tax benefit of stock-based compensation	(6,386)	(5,239)	—
Income tax benefits related to stock option exercises	6,427	5,399	408
Investment in joint venture	—	(61)	—
Write-off of deferred financing costs and debt discount	—	2,383	—
Changes in assets and liabilities:
Accounts receivable	(19,142)	(5,000)	(25,983)
Other current assets	(2,693)	(11,092)	(686)
Accounts payable	(4,603)	(4,674)	(804)
Environmental expenditures	(6,511)	(7,605)	(7,243)
Other current liabilities	21,377	5,466	9,969

Net cash from operating activities	79,995	61,382	29,667

Cash flows from investing activities:
Additions to property, plant and equipment	(36,528)	(40,668)	(19,455)
Acquisitions, net of cash acquired	(7,410)	(51,492)	—
Costs to obtain or renew permits	(1,302)	(2,348)	(1,872)
Cost of restricted investments purchased	—	—	(3,469)
Proceeds from sales of restricted investments	—	3,469	—
Purchase of available-for-sale securities	(2,310)	(55,628)	—
Sales of marketable securities	3,200	45,388	16,800
Proceeds from sales of fixed assets and assets held for sale	615	2,010	987
Proceeds from insurance claim	944	384	3,500

Net cash from investing activities	$(42,791)	$(98,885)	$(3,509)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Change in uncashed checks	$(5,916)	$3,128	$1,435
Proceeds from exercise of stock options	1,647	2,354	4,470
Proceeds from exercise of warrants	1,200	—	12,474
Excess tax benefit of stock-based compensation	6,386	5,239	—
Dividend payments on preferred stock	(206)	(276)	(279)
Deferred financing costs paid	(32)	(983)	(2,055)
Proceeds from employee stock purchase plan	1,169	801	569
Payments on capital leases	(1,455)	(2,111)	(1,815)
Other	(69)	—	—
Principal payments on debt	—	(58,482)	—
Proceeds from term loan to finance acquisition	—	30,000	—
Proceeds from issuance of common stock, net	—	—	60,224

Net cash from financing activities	2,724	(20,330)	75,023

Effect of exchange rate change on cash	6,060	(1,066)	187

Increase (decrease) in cash and cash equivalents	45,988	(58,899)	101,368
Cash and cash equivalents, beginning of year	73,550	132,449	31,081

Cash and cash equivalents, end of year	$119,538	$73,550	$132,449

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$14,648	$17,761	$22,888
Income taxes paid	13,941	5,356	3,455
Non-cash investing and financing activities:
Property, plant and equipment accrued	4,792	3,600	2,606
Capital lease obligations	—	142	2,785
Restricted stock grant	—	—	1,100

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Series B Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income	Restricted Stock Unearned Compensation
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Comprehensive Income			Accumulated Earnings (Deficit)	Total Stockholders' Equity
Balance at December 31, 2004	70	$1	14,327	$143	$62,165		$8,667	$—	$(59,938)	$11,038
Net income	—	—	—	—	—	$25,621	—	—	25,621	25,621
Foreign currency translation	—	—	—	—	—	1,306	1,306	—	—	1,306
Minimum pension liability adjustment	—	—	—	—	—	(228)	(228)	—	—	(228)

Comprehensive income	—	—	—	—	—	$26,699	—	—	—	—

Series B preferred stock dividends	—	—	—	—	(279)		—	—	—	(279)
Conversion of Series B preferred stock	(1)	—	3	—	—		—	—	—	—
Exercise of warrants	—	—	1,979	20	12,454		—	—	—	12,474
Issuance of common stock, net of issuance costs of $554	—	—	2,300	23	60,201		—	—	—	60,224
Restricted stock grant	—	—	—	—	1,100		—	(1,100)	—	—
Amortization of unearned compensation	—	—	—	—	—		—	56	—	56
Exercise of stock options	—	—	702	7	4,462		—	—	—	4,469
State tax benefit on exercise of stock options	—	—	—	—	408		—	—	—	408
Employee stock purchase plan	—	—	42	1	568		—	—	—	569

Balance at December 31, 2005	69	$1	19,353	$194	$141,079		$9,745	$(1,044)	$(34,317)	$115,658
Net income	—	—	—	—	—	$46,675	—	—	46,675	46,675
Foreign currency translation	—	—	—	—	—	(638)	(638)	—	—	(638)
Minimum pension liability adjustment (net of deferred taxes of $19)	—	—	—	—	—	35	35	—	—	35
FAS 158 adoption (net of deferred taxes of $113) (note 16)	—	—	—	—	—	—	(203)	—	—	(203)

Comprehensive income	—	—	—	—	—	$46,072	—	—	—	—

Other	—	—	—	—	(6)		—	—	—	(6)
Series B preferred stock dividends	—	—	—	—	(276)		—	—	—	(276)
Stock-based compensation	—	—	41	—	3,387		—	—	—	3,387
Adoption of FAS No. 123(R)	—	—	—	—	(1,044)		—	1,044	—	—
Exercise of stock options	—	—	261	3	2,351		—	—	—	2,354
Tax benefit on exercise of stock options	—	—	—	—	5,399		—	—	—	5,399
Employee stock purchase plan	—	—	30	—	801		—	—	—	801

Balance at December 31, 2006	69	$1	19,685	$197	$151,691		$8,939	$—	$12,358	$173,186

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands)

	Series B Preferred Stock
			Common Stock
								Accumulated Other Comprehensive Income
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income		Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2006	69	$1	19,685	$197	$—	$151,691		$8,939	$12,358	$173,186
Net income	—	—	—	—	—	—	$44,198	—	44,198	44,198
Foreign currency translation	—	—	—	—	—	—	8,786	8,786	—	8,786
Minimum pension liability adjustment (net of deferred taxes of $127)	—	—	—	—	—	—	(227)	(227)	—	(227)

Comprehensive income	—	—	—	—	—	—	$52,757	—	—	—

FIN 48 cumulative effect adjustment (see Note 12)	—	—	—	—	—	—		—	(36,843)	(36,843)
Other	—	—	—	—	—	(69)		—	—	(69)
Series B preferred stock dividends	—	—	—	—	—	(206)		—	—	(206)
Conversion of Series B preferred stock (see Note 14)	(69)	(1)	210	2	—	(1)		—	—	—
Exercise of warrants	—	—	150	2	—	1,198		—	—	1,200
Stock-based compensation	—	—	56	—	—	4,799		—	—	4,799
Issuance of restricted shares, net of shares remitted (see Note 15)	—	—	23	—	(1,170)	—		—	—	(1,170)
Exercise of stock options	—	—	173	2	—	1,645		—	—	1,647
Tax benefit on exercise of stock options	—	—	—	—	—	6,427		—	—	6,427
Employee stock purchase plan	—	—	31	—	—	1,169		—	—	1,169

Balance at December 31, 2007	—	$—	20,328	$203	$(1,170)	$166,653		$17,498	$19,713	$202,897

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

        Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is managed in two operating segments, Technical Services and Site Services, which provide a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Puerto Rico and Mexico. The Company's shares of common stock trade on the Nasdaq Global Select Market under the symbol: CLHB. The Company is one of the largest providers of environmental services and the largest operator of hazardous waste treatment facilities in North America. The Company has a network of more than 100 service locations, including 49 active hazardous waste management properties. These properties include six incineration facilities, nine commercial landfills, six wastewater treatment facilities, 20 treatment, storage and disposal facilities ("TSDFs"), and eight locations specializing in PCB management and oil storage and recycling. Some properties offer multiple capabilities. In addition, the Company has 69 service centers, satellite and support locations and corporate and regional offices. These properties are located in 36 states, six Canadian provinces, Puerto Rico and Mexico.

(2) BUSINESS COMBINATIONS

        In August 2007, the Company acquired certain assets owned by Romic Environmental Technologies Corporation ("Romic"), which specialized in the collection and recycling of both hazardous and non-hazardous waste materials, for a preliminary purchase price of $8.6 million. The purchase price was subject to contingency adjustment equal to 40% of revenues generated from Romic customers for the six-month period subsequent to the acquisition. An estimate of such amount is included in the preliminary purchase price summarized below.

        The calculation of the estimated purchase price and the summary of assets acquired and liabilities assumed is as follows (in thousands):

As of December 31, 2007
Preliminary Purchase Price
Cash consideration	$5,210
Net amount due to Romic for revenues generated from former Romic customers	2,154
Acquisition costs	878
Reduction of existing Romic receivables	308

Total purchase price, including contingency	$8,550

Summary of net assets acquired
Other current assets	$61
Equipment	693
Customer list and other intangibles	7,796

Total assets acquired	8,550

Liabilities assumed	—

Net assets acquired	$8,550

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) BUSINESS COMBINATIONS (Continued)

        Management has determined the preliminary purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired. No liabilities were assumed. An estimate of $7.4 million has been calculated as negative goodwill, which represents the excess of the fair value of the net assets acquired over the purchase price. In accordance with SFAS No. 141, negative goodwill has been proportionally allocated to equipment ($0.6 million) and customer lists and other intangibles ($6.8 million). The intangible assets are being amortized over their useful lives of 3.6 years to 11 years or a weighted average period of 8 years. The purchase price and related allocation is preliminary and may be revised as a result of any changes in the contingent consideration.

        On August 18, 2006, the Company purchased, all of the membership interests in Teris LLC for $50.0 million in cash and $1.9 million in direct acquisition costs. By acquiring all of the membership interests in Teris LLC, the Company indirectly acquired ownership of two licensed hazardous waste management facilities. These facilities consist of an incineration facility located in El Dorado, Arkansas, which has an annual practical capacity of 26,400 drums and 1.8 million gallons of bulk liquids, and a transportation, storage and disposal facility located in Wilmington, California. In order to finance the acquisition and pay the related transaction expenses, the Company utilized $24.6 million of available cash and borrowed $30.0 million through a term loan issued under the Company's existing credit agreement.

        Management determined the final purchase price allocation, which was not materially different from the preliminary purchase price allocation, based on estimates of the fair values of the tangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. Negative goodwill of $11.6 million was proportionally allocated to property, plant and equipment ($11.1 million) and the investment in joint venture ($0.5 million).

        The following is the final summary of assets acquired and liabilities assumed after all purchase price adjustments:

Current assets	$26,736
Property, plant and equipment	55,214
Other assets	426
Investment in Ensco Caribe joint venture	2,196

Total assets acquired	84,572
Other current liabilities	(21,469)
Closure, post-closure and remedial liabilities	(11,191)

Total liabilities assumed	(32,660)

Net assets acquired	$51,912

        The following unaudited pro forma summary presents information as if Teris had been acquired at the beginning of the periods presented with financing obtained as described above and assumes that there were no other changes in the Company's operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Teris been

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) BUSINESS COMBINATIONS (Continued)

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

        On January 3, 2007, Ensco Caribe, Inc., a Puerto Rico corporation ("Ensco Caribe") then owned 50% by Clean Harbors El Dorado, LLC ("CH El Dorado") and 50% by Ochoa Industrial Sales Corporation ("Ochoa"), redeemed the 50% stock ownership of Ochoa for $3.0 million, of which $300,000 was placed in escrow for a period of 14 months as security for the representations and warranties of Ochoa. Immediately after the redemption, Ensco Caribe was 100% owned by CH El Dorado, the name "Ensco Caribe, Inc." was changed to "Clean Harbors Caribe, Inc.", and the Puerto Rico operations of Clean Harbors Environmental Services, Inc. were transferred to Clean Harbors Caribe, Inc. The primary reasons for this transaction was to further improve the Company's ability to service customers in Puerto Rico, leverage the Company's existing waste collection and disposal capabilities in Puerto Rico and capitalize on the site services and emergency response capabilities of the Ensco Caribe operations.

        The Company has accounted for this transaction (the "New Investment") as part of a step acquisition of Ensco Caribe, which also included the Company's original investment in Ensco Caribe as part of the acquisition of Teris LLC. Therefore, the fair value of the original investment of $2.2 million was determined as part of the purchase price allocation for the Teris LLC assets and liabilities. The New Investment was allocated based on the fair value of assets acquired and liabilities assumed as of January 3, 2007. The total purchase price of $5.1 million reflected an excess of purchase price over fair value of the net assets acquired of approximately $2.5 million, which has been recorded as goodwill. The results of operations and assets and liabilities of Ensco Caribe, Inc. are now consolidated and reported within the Company's consolidated financial statements.

        The Romic acquisition completed in 2007 was not material to the Company's results of operations for 2007 on a proforma basis.

        On February 8, 2008 the Company signed definitive agreements to acquire two solvent recycling facilities for $12.5 million in cash plus the assumption of approximately $3.0 million of environmental liabilities. The Company anticipates receiving the governmental approvals and closing the acquisitions by the end of March 2008. The Company anticipates that these acquisitions will broaden the services it can offer to customers and enhance its market share in the solvent recycling business.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. Revenue is recognized net of estimated allowances. Due to the nature of the business and the complex invoices that result from the services provided, customers may withhold payments and attempt to renegotiate amounts invoiced. Accordingly, management establishes a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The Company records a provision for revenue allowances based on specific review of particular customers, historical trends and other relevant information.

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

  Credit Concentration

        Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America. The Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company establishes an allowance for uncollectible accounts based on specific review of particular balances and customers, the credit risk applicable to particular customers, historical trends and other relevant information.

  Income Taxes

        In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007.

        There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

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

  Cash, Cash Equivalents and Uncashed Checks

        The Company classifies all highly liquid instruments purchased with maturities of less than three months to be cash equivalents.

        The Company's cash management program with its revolving credit lender allows for the maintenance of a zero balance in the U.S. bank disbursement accounts that are used to issue vendor and payroll checks. The checks are covered from cash, at the Company's discretion, deposited into such accounts or from availability under the revolving line of credit when the checks are presented for payment. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided by other accounts, or under the terms of the Company's revolving credit facility. Therefore, until checks are presented for payment, there is no right of offset by the bank and the Company continues to have control over cash relating to both released as well as unreleased checks. As such checks that have been written to vendors or employees but have not yet been presented for payment at the Company's bank, are classified as uncashed checks and added back to cash balances.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Marketable Securities

        The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. Unrealized gains and losses are reported, net of tax, as a component of stockholders' equity. Marketable securities at December 31, 2007 consisted of 9.4 million of auction rate securities, which then consisted of readily marketable auction rate securities held, of which $0.85 million was then classified under marketable securities and $8.5 million was then classified under long-term investments. Should market conditions deteriorate for an extended period of time and the Company be unable to liquidate these investments, management may be required to record an impairment charge.

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

  Properties Held for Sale

        From time to time the Company identifies properties that are no longer needed for its operations. These properties are transferred to properties held for sale at the lower of their net book value or current estimated market value less estimated selling costs when they meet the following criteria: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition, subject only to conditions that are usual and customary for the sale of such assets; (iii) the Company is actively searching for a buyer; (iv) the assets are being marketed at a price that is reasonable in relation to their current fair value; (v) actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn; and (vi) the sale is probable and the transfer is expected to qualify for recognition as a completed sale within one year.

        In 2007, management determined that due to changes in circumstances regarding the sale of certain property, such property no longer met the criteria for classification as an asset held for sale and therefore reclassified $6.9 million to land. As of December 31, 2007, there were three remaining properties classified as properties held for sale.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Property, Plant and Equipment (excluding landfill assets)

        Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary repair or maintenance nature, are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. In addition, the Company capitalizes applicable interest costs associated with partially-constructed assets, primarily included in landfill assets. Interest in the amount of $1.2 million, $0.7 million and $0.1 million was capitalized to fixed assets during the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization expense was $31.4 million, $26.4 million and $23.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and amortized over the shorter of the life of the asset or the lease term.

        The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Capitalized software	3 years
Buildings and building improvements	2-40 years
Land improvements	5 years
Leasehold improvements	2-10 years
Vehicles	3-12 years
Equipment	3-20 years
Furniture and fixtures	5-8 years

        Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in other income (expense).

        The Company recognizes an impairment in the carrying value of long-lived assets when the expected future discounted cash flows derived from the assets are less than its carrying value. For the year ended December 31, 2006 the Company recorded a $0.6 million impairment charge related to long-lived assets at the Plaquemine, Louisiana facility. For the years ended December 31, 2007 and 2005, the Company recorded no impairment charge related to long-lived assets.

  Goodwill and Intangible Assets

        Goodwill, permits and other intangible assets are stated at cost. Goodwill is not amortized. Permits relating to landfills are amortized on a consumption unit basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight line basis. Permits consist of the value of permits acquired in a business combination and direct costs related to obtaining such permits including legal fees, site surveys, engineering costs and other expenses. In addition, legal costs incurred in connection with defending the Company's right to accept certain waste under a validly issued permit are also capitalized. (See Note 11, "Commitments and Contingencies—Deer Trail, Colorado Facility"). Other

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

intangibles consist primarily of customer lists and property rights to a rail spur which are amortized over 11 years and 3.6 years, respectively.

        Amortization expense was $5.0 million, $7.1 million (including a $2.0 million impairment charge for the Plaquemine, Louisiana Facility) and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        For the year ended December 31, 2006, the Company recorded a $2.0 million impairment charge related to the Plaquemine, Louisiana facility (see Note 11, "Commitments and Contingencies—Plaquemine, Louisiana Facility"). There were no impairment charges during the years ended December 31, 2007 and 2005.

        On an annual basis as of December 31, the Company performs goodwill impairment tests by comparing the book value of goodwill to its implied fair value. The implied fair value of goodwill is assigned to all three reporting units; Technical Services, Site Services and Facilities. The Company incurred no impairment of goodwill as a result of the annual goodwill impairment tests in 2007, 2006 and 2005.

  Leases

        The Company leases rolling stock, rail cars, equipment, real estate and office equipment under operating leases. Certain real estate leases contain rent holidays and rent escalation clauses. Most of the Company's real estate lease agreements include renewal periods at the Company's option. For its operating leases, the Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased assets.

  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt instrument. Amortization expense is included in interest expense in the statements of operations.

  Fair Value of Financial Instruments

        The fair value of the Company's debt is based on quoted market price. (See Note 10, "Financing Arrangements").The estimated fair value of cash and cash equivalents, restricted cash, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. The fair value of marketable securities, which consist of auction rate securities, is par value, at which they trade.

  Landfill Accounting

        Landfill accounting—The Company amortizes landfill improvements, and certain landfill related permits over their estimated useful lives. The units of consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. The Company also utilizes the units of consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units of consumption method, the Company includes future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. Additionally, where appropriate, the Company includes probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Landfill final closure and post-closure liabilities—The Company has material financial commitments for the costs associated with requirements of the U.S. Environmental Protection Agency (the "EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company, based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations are fully accrued at the date the landfill discontinues accepting waste.

        Once determined, closure and post-closure costs incurred are increased for inflation (2.57% and 2.17% for closure and post-closure liabilities incurred in the years ended December 31, 2007 and 2006, respectively). The Company uses an inflation rate published by the U.S. Department of Labor, Bureau of Labor Statistics that excludes the more volatile items of food and energy. Closure and post-closure costs are discounted at the Company's credit-adjusted risk-free interest rate (9.0% and 9.25% for closure and post-closure liabilities incurred in the years ended December 31, 2007 and 2006, respectively). For the asset retirement obligations incurred in the years ended December 31, 2007 and 2006, the Company estimated its credit-adjusted risk-free interest rate by adjusting the then current yield based on market prices of its 11.25% Senior Secured Notes then outstanding by the difference between the yield of a U.S. Treasury Note of the same duration as the Senior Secured Notes and the yield on the 30-year U.S. Treasury Bond.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company's Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2007, there were three unpermitted expansions included in the Company's landfill accounting model, which represented 32.3% of the Company's remaining airspace at that date. As of December 31, 2007, none of the expansions were considered exceptions to the Company's established criteria. As of both December 31, 2006 and 2005, one expansion represented an exception to the Company's established criteria and had been approved by the Audit Committee of the Board of Directors. Had the Company not included the unpermitted airspace for the expansion exception in highly probable airspace, operating expense for the years ended December 31, 2006 and 2005 would have been higher by $646 thousand and $576 thousand, respectively.

        As of December 31, 2007, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name		Remaining Lives (Years)
	Location		Permitted	Unpermitted	Total
Altair	Texas	23	1,204	—	1,204
Buttonwillow	California	41	9,290	—	9,290
Deer Park	Texas	22	565	—	565
Deer Trail	Colorado	61	918	—	918
Grassy Mountain	Utah	21	452	1,366	1,818
Kimball	Nebraska	20	425	—	425
Lambton	Ontario	48	665	7,847	8,512
Lone Mountain	Oklahoma	13	1,138	—	1,138
Ryley	Alberta	14	816	—	816
Sawyer	North Dakota	44	1,093	—	1,093
Westmorland	California	65	2,732	—	2,732

			19,298	9,213	28,511

        The Company had 1.5 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2007. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents the remaining highly probable airspace from January 1, 2005 through December 31, 2007 (in thousands of cubic yards):

	2007	2006	2005
Remaining capacity at January 1,	28,040	29,001	28,454
Addition of highly probable airspace	1,328	—	1,200
Consumed	(857)	(961)	(653)

Remaining capacity at December 31,	28,511	28,040	29,001

  Non-Landfill Closure and Post-Closure

        Non-landfill closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs as required by the closure permit. Post-closure periods are performance-based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more.

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

  Remedial Liabilities

        Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which were acquired in the last five years as well as 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed by the Sellers of the CSD assets and payable to government entities. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.

        The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the Sellers of the CSD assets (or the respective predecessors of the Company or the Sellers) transported or disposed of waste, including 59 Superfund sites as of December 31, 2007. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or the Sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or the Sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Claims for Recovery

        The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2007 and 2006, the Company had recorded no such claims.

  Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2007	2006	2005
Cumulative translation adjustment of foreign currency statements	$18,121	$9,335	$9,973
Unfunded pension liability (net of deferred taxes of $127, $94 and 0 respectively)	(623)	(396)	(228)

	$17,498	$8,939	$9,745

  Foreign Currency

        Foreign subsidiary balances are translated according to the provisions of SFAS No. 52, Foreign Currency Translation. The Company has operations in both Canada and Mexico. The functional currency of each foreign subsidiary is its respective local currency. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of the foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date.

  Letters of Credit

        The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2007 and 2006, the Company had outstanding letters of credit in an aggregate amount of $89.7 million and $95.5 million, respectively.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.

  Stock Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)") using the modified prospective method. SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions in their financial statements based upon the fair value of the equity or liability instruments issued and is recognized over the service period. Outstanding prior awards that were unvested as of January 1, 2006 are recognized as compensation cost, using the provisions of SFAS 123, over the remaining requisite service period.

        Prior to the adoption of SFAS No. 123(R), the Company included all tax benefits associated with equity-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows. The Company included $6.4 million and $5.2 million of excess tax benefits in its cash flows from financing activities for the years ended December 31, 2007 and 2006, respectively.

  Business Combinations

        The Company accounts for the assets acquired and liabilities assumed in a business combination based on fair value estimates as of the date of acquisition. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in these contingencies is included in income from operations in the periods in which the adjustments are determined. The company accrues any estimated additional purchase price related to contingent consideration if the contingency is reasonable assured.

  Reclassifications

        The Company has made reclassifications in its 2006 Consolidated Balance Sheet to (i) reclass income tax receivable of $0.2 million to prepaid expenses and other current assets, (ii) reclass accrued disposal costs of $3.1 million to other accrued expenses and (iii) reclass accrued pension cost of $0.8 million to unrecognized tax benefits and other long-term liabilities to conform prior year information to the current period presentation. In addition, the Company reclassed certain expenses related to segment reporting (see Note 17, "Segment Reporting") to conform prior year information to the current period presentation.

  New Accounting Pronouncements

        In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) SIGNIFICANT ACCOUNTING POLICIES (Continued)

registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have an impact on the Company's financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities, for which SFAS 157 will be effective for the fiscal year beginning January 1, 2009. Management is evaluating the effect that adoption of FAS 157 will have on the Company's financial position and results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option For Financial Assets and Financial Liabilities ("FAS 159"). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective beginning in the first quarter of 2008. Management is currently evaluating whether to adopt fair value option permitted under this statement, including assessing the impact FAS 159 may have on the Company's financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning in the first quarter of fiscal 2009. Early adoption is not permitted. Management is currently evaluating the impact that SFAS 141R and SFAS 160 will have on its financial position and results of operations.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) INVESTMENTS

        As of December 31, 2007, the Company's investments included $0.85 million of auction rate securities classified as marketable securities and $8.5 million classified as non-current, available for sale securities on the balance sheet. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program. Subsequent to December 31, 2007, the Company reinvested $0.85 million of auction rate securities held at December 31, 2007 in cash equivalent instruments. In February 2008 uncertainties in the credit markets prevented the Company and other investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale then exceeded the amount of purchase orders. Accordingly, the Company still holds $8.5 million of auction rate securities, which are classified as long-term securities on the Company's balance sheet as of December 31, 2007, and is now earning interest on such securities at a higher rate than similar securities for which auctions have cleared. These investments consist of obligations of various issuers collateralized by student loans which are substantially backed by the federal government.

        We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly we classified these securities as non-current as of December 31, 2007.

        For the year ended December 31, 2007, the Company had no unrealized gain or loss on these securities. The Company determines the appropriate classification of its marketable securities and long term investments at the date of purchase and reevaluates such classification as of each balance sheet date.

(5) LANDFILL ASSETS

        Changes to landfill assets from January 1, 2006 through December 31, 2007 were as follows (in thousands):

	2007	2006
Balance at January 1,	$11,399	$7,599
Asset retirement costs	1,507	1,480
Capital additions	15,726	3,721
Changes in estimates of landfill closure and post-closure liabilities	92	(1,399)
Currency translation	1,201	(2)

Balance at December 31,	$29,925	$11,399

        Rates used to amortize landfill assets are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and are recalculated each year. Landfill assets were amortized at average rates of $1.42, $1.90, and $0.39 per cubic yard for the years ended December 31, 2007, 2006, and 2005, respectively. The decrease in the 2007 amortization rate resulted primarily from a reduction in cell closure cost estimates based on a

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) LANDFILL ASSETS (Continued)

re-evaluation of the landfill closure liabilities in the prior year. Amortization totaled $1.2 million, $1.8 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(6) INTANGIBLE ASSETS

        Below is a summary of amortizable intangible assets at December 31, 2007 and 2006 (in thousands):

	2007			2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$98,391	$30,902	$67,489	$91,193	$26,092	$65,101
Customer lists and other intangible assets	12,861	5,541	7,320	4,936	4,294	642

	$111,252	$36,443	$74,809	$96,129	$30,386	$65,743

        Below is a summary of the expected amortization for intangible assets for the years ending December 31, (in thousands):

Expected Amortization
2008	$4,947
2009	4,478
2010	4,222
2011	3,741
2012	3,534
Thereafter	53,887

$74,809

(7) OTHER ACCRUED EXPENSES

        Other accrued expenses consisted of the following (in thousands):

	2007	2006
Insurance	$12,984	$10,250
Interest	5,367	4,769
Accrued disposal costs	2,998	3,058
Accrued compensation and benefits	19,938	19,538
Other items	24,502	19,384

	$65,789	$56,999

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) CLOSURE AND POST-CLOSURE LIABILITIES

        The changes to closure and post-closure liabilities from January 1, 2006 through December 31, 2007 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2006	$18,068	$5,554	$23,622
Acquisitions	—	198	198
New asset retirement obligations	1,480	(13)	1,467
Accretion	2,546	800	3,346
Changes in estimates recorded to statement of operations	(826)	378	(448)
Other changes in estimates recorded to balance sheet	(1,399)	186	(1,213)
Settlement of obligations	(1,004)	(406)	(1,410)
Currency translation, reclassifications and other	(7)	—	(7)

Balance at December 31, 2006	18,858	6,697	25,555
New asset retirement obligations	1,507	—	1,507
Accretion	2,734	834	3,568
Changes in estimates recorded to statement of operations	(298)	(554)	(852)
Other changes in estimates recorded to balance sheet	92	—	92
Settlement of obligations	(231)	(189)	(420)
Currency translation, reclassifications and other	234	45	279

Balance at December 31, 2007	$22,896	$6,833	$29,729

        The $0.9 million benefit from changes in estimates above, recorded to the statement of operations, was due to: (i) an increase in utilization of a facility thus avoiding projected near-term closure ($0.6 million), (ii) a decrease in the cell closure cost estimate for a full cell ($0.1 million), and (iii) delayed timing of completing cell closure for a landfill cell ($0.2 million). All of the landfill facilities included above were active as of December 31, 2007.

        Rates used to accrue closure and post-closure costs are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill, each open cell within that landfill and for each accrual category, and are recalculated each year. During the years ended December 31, 2007, and 2006, asset retirement obligations were accrued at an average rate of $1.76 and $1.54 per cubic yard, respectively. The difference in the accrual rate of asset retirement obligations resulted from differences in the individual rates for the cells used during the respective year.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)

        Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2008	$5,863
2009	7,567
2010	9,051
2011	2,065
2012	1,422
Thereafter	218,888

Undiscounted closure and post-closure liabilities	244,856
Less: Reserves to be provided (including discount of $124.9 million) over remaining site lives	(215,127)

Present value of closure and post-closure liabilities	$29,729

(9) REMEDIAL LIABILITIES

        Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. The Company's operating subsidiaries' remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that can involve certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from Company activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that the Company is a potentially responsible party and /or is potentially liable for environmental response, removal, remediation and cleanup costs at/or from either an owned or third party site. As described in Note 11, "Commitments and Contingencies," Superfund liabilities also include certain Superfund liabilities to governmental entities for which the Company is potentially liable to reimburse the sellers in connection with the Company's 2002 acquisition of the CSD assets from Safety-Kleen Corp. ("Safety-Kleen"). Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES (Continued)

        The changes to remedial liabilities from January 1, 2006 through December 31, 2007 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2006	$4,901	$92,023	$50,143	$147,067
Liabilities acquired from Teris LLC	—	—	9,159	9,159
Accretion	233	4,303	2,338	6,874
Changes in estimates recorded to statement of operations	(69)	(1,606)	(7,459)	(9,134)
Settlement of obligations	(145)	(3,225)	(2,825)	(6,195)
Currency translation, reclassifications and other	(3)	(1)	78	74

Balance at December 31, 2006	4,917	91,494	51,434	147,845
Adjustment due to final purchase price allocation	—	—	1,834	1,834
Accretion	258	4,246	2,375	6,879
Changes in estimates recorded to statement of operations	(60)	(3,776)	5,285	1,449
Settlement of obligations	(235)	(3,450)	(2,406)	(6,091)
Currency translation, reclassifications and other	802	105	1,936	2,843

Balance at December 31, 2007	$5,682	$88,619	$60,458	$154,759

        The net $1.4 million detriment from changes in estimates recorded to selling, general and administrative expenses on the consolidated statement of operations primarily includes: (i) proposed legal settlements and regulatory compliance obligations of $6.0 million, offset by (ii) revised estimates based on new site information ($3.3 million) and (iii) the discounting effect of changes in timing of certain remedial projects ($1.1 million). This includes a $3.0 million detriment for the three months ended December 31, 2007.

        The $9.1 million benefit from changes in estimates recorded to the selling, general and administrative expenses on the consolidated statement of operations in 2006 was due to: (i) the settlement reached by the owner and primary potentially responsible party regarding Marine Shale Processors, Inc. resulting in the Company's estimated portion of the remaining potential cleanup costs being lower than previously estimated (a decrease of $10.3 million), and (ii) the tri-annual reevaluation of the remedial reserves whereby the cost build-ups and engineering calculation used as a basis for establishing the Company's environmental reserves are revisited on a systematic basis.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES (Continued)

        Anticipated payments at December 31, 2007 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
2008	$13,344
2009	10,871
2010	11,302
2011	12,831
2012	13,232
Thereafter	137,950

Undiscounted remedial liabilities	199,530
Less: Discount	(44,771)

Total remedial liabilities	$154,759

        The anticipated payments for Long-term Maintenance range from $5.7 million to $9.6 million per year over the next five years. Spending on One-Time Projects for the next five years ranges from $1.8 million to $4.7 million per year. Legal and Superfund liabilities payments are expected to be between $1.1 million and $5.7 million per year for the next five years. These estimates are reviewed at least quarterly, and adjusted as additional information becomes available.

        Based upon the Company's analysis of each of the factors discussed in Note 3, "Significant Accounting Policies—Remedial Liabilities", in light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2007 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $154.8 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be up to $22.7 million greater than such $154.8 million. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES (Continued)

        Estimates Based on Type of Facility or Site (dollars in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company's business (22 facilities)	$54,222	35.0%	$10,759
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (15 facilities)	88,619	57.3	10,757
Superfund sites owned by third parties on which wastes generated or shipped by the sellers of the CSD assets (or their predecessors) of such sites are present (16 sites)	11,918	7.7	1,194

Total	$154,759	100.0%	$22,710

        Estimates Based on Amount of Potential Liability (dollars in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$38,124	24.6%	$5,286
Bridgeport, NJ	Closed incinerator	27,717	17.9	3,371
Mercier, Quebec	Open incinerator and legal proceedings	13,915	9.0	1,496
El Dorado, AR	Open incinerator	10,020	6.5	914
Roebuck, SC	Closed incinerator	7,956	5.1	709
San Jose, CA	Open treatment, storage, or disposal facilities	8,633	5.6	983
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (31 facilities)	36,476	23.6	8,757
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the sellers of the CSD assets (or their predecessors) are present (16 sites)	11,918	7.7	1,194

Total		$154,759	100.0%	$22,710

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS

        The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2007	December 31, 2006
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company's assets within the United States except for accounts receivable (maturity date of July 15, 2012)	$91,518	$91,518
Revolving Facility	—	—
Term Loan (bearing interest at 7.6425% at December 31, 2007)	30,000	30,000
Less unamortized issue discount	806	996

Long-term obligations	$120,712	$120,522

        The Company issued the Senior Secured Notes on June 30, 2004, and established the Revolving Facility and a $50.0 million synthetic letter of credit facility (the "Synthetic LC Facility") on December 1, 2005, under an amended and restated loan and security agreement (the "Amended Credit Agreement") which the Company then entered into with the lenders under the Company's loan and security agreement dated June 30, 2004 (the "Original Credit Agreement"). The principal differences between the Amended Credit Agreement and the Original Credit Agreement are that: (i) the Revolving Facility was increased from $30.0 million under the Original Credit Agreement to $70.0 million under the Amended Credit Agreement; (ii) the maximum amount of the letters of credit which the Company may have issued as part of the Revolving Facility increased from $10.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement (and further increased to $60.0 million in July 2006); (iii) the Synthetic LC Facility was decreased from $90.0 million under the Original Credit Agreement to $50.0 million under the Amended Credit Agreement; (iv) a provision allowing the Company to borrow up to $60.0 million in term loans (on terms subsequently to be established) was added; and (v) the annual rate of the participation fee payable on $50.0 million which the LC Lenders have deposited for purposes of the Synthetic LC Facility was decreased from 5.35% under the Original Credit Agreement to 3.10% under the Amended Credit Agreement (and further reduced to 2.85% on January 12, 2006 as described below). On August 18, 2006, in order to finance a portion of the purchase price for the Company's acquisition of Teris LLC, the Company and the lenders under the Amended Credit Agreement entered into a Term Loan Supplement to the Amended Credit Agreement for a $30.0 million term loan to the Company (the "Term Loan") with a maturity date of December 1, 2010.

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

        The Senior Secured Notes are secured by a second-priority lien on the assets of the Company and its U.S. subsidiaries that secure the Company's reimbursement obligations under the Synthetic LC Facility on a first-priority basis (as described below), provided that the assets which secure the Senior

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS (Continued)

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

        In January 2006, the Company redeemed $52.5 million principal amount of outstanding Senior Secured Notes and paid a prepayment penalty and accrued interest through the redemption date. In connection with such redemption, the Company recorded to loss on early extinguishment of debt an aggregate of $8.3 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the Senior Secured Notes and the $5.9 million prepayment penalties required by the Indenture in connection with such redemption.

        The Indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period's Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase the Company's first-lien obligations under the Revolving Facility, Synthetic LC Facility or Capital Lease Obligations or to make offers ("Excess Cash Flow Offers") to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. "Excess Cash Flow" is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities. The Excess Cash Flow Offer made in 2007 was not accepted by any holders of the Senior Secured Notes. In 2006, the Company's Excess Cash Flow Offer was accepted by holders of $6.0 million principal amount of Senior Secured Notes, and the Company therefore repurchased such Senior Secured notes on October 24, 2006 for a total price of $6.4 million (including $424 thousand of accrued interest).

        The fair value of the Senior Secured Notes at December 31, 2007 and 2006 was $93.8 million and $98.3 million, respectively.

        Revolving Facility.    The Revolving Facility allows the Company to borrow up to $70.0 million, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for the Company and its U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for the Company's Canadian subsidiaries and (ii) a line for the Company's Canadian subsidiaries equal to $5.3 million. The Revolving Facility also provides that the lender will issue at the Company's request up to $60.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings available under the Revolving Facility. At December 31, 2007, the Company had no borrowings outstanding and $39.8 million of letters of credit outstanding and had approximately $30.2 million available to borrow. Amounts outstanding under the Revolving Facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan) or the Eurodollar rate plus 1.50% at the request of the Company. The Company is required to pay monthly letter of credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding under the Revolving Facility and an annual administrative fee of $25 thousand. The Credit Agreement also requires the Company to pay an unused line fee of 0.125% per annum on the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS (Continued)

unused portion of the Revolving Facility. The term of the Revolving Facility will expire on December 1, 2010.

        Synthetic LC Facility.    The Synthetic LC Facility provides that the issuing bank will issue up to $50.0 million of letters of credit at the Company's request. The Synthetic LC Facility is collateralized with a first-priority lien (second-priority as to receivables) on substantially all of the assets of the Company and its U.S. subsidiaries. The Company is required to pay a quarterly participation fee at the annual rate of 2.85%. The Company is also required to pay a quarterly fronting fee at the annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the Synthetic LC Facility and an annual administrative fee of $65 thousand. At December 31, 2007 letters of credit outstanding under the Synthetic LC facility were $49.9 million. The term of the Synthetic LC Facility will expire on December 1, 2010.

        Term Loan.    The $30.0 million Term Loan was issued on August 18, 2006 under a Term Loan Supplement to the Amended Credit Agreement. The Term Loan will mature on December 1, 2010. The Term Loan bears interest, at the Company's option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. The Term Loan is classified as an outstanding obligation under the Synthetic LC Facility. Accordingly the Term Loan is entitled to substantially the same benefits as the Synthetic LC Facility including, without limitation, the financial covenants described below. In the event of a default under the Term Loan, the Term Loan Lenders, acting through the LC Facility Agent, would have, along with the LC Facility Lenders, the right to exercise their rights as first-priority lien holders (second as to accounts receivable) on substantially all of the assets of the Company and its U.S. subsidiaries.

        Under the Amended Credit Agreement, the Company is required to maintain certain financial covenants as follows:

December 31, 2007
Covenant	Requirement per Facility
Leverage ratio	<2.35 to 1
Interest coverage ratio	>2.85 to 1
Fixed charge coverage ratio	>1 to 1

        The Leverage Ratio is defined as the ratio of the consolidated indebtedness of the Company to its Consolidated EBITDA (as defined in the Amended Credit Agreement) achieved for the latest four-quarter period. The Interest Coverage Ratio is defined as the ratio of the Company's Consolidated EBITDA to its consolidated interest expense for the latest four-quarter period. The fixed charge coverage ratio is required to be maintained if the Company has greater than $5.0 million of loans outstanding under the Revolving Facility.

        As of December 31, 2007, the Company was in compliance with the covenants under all of the Company's debt agreements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        The Company's waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At December 31, 2007, the Company was involved in various proceedings, the principal of which are described below, relating primarily to activities at or shipments to and /or from the Company's waste treatment, storage and disposal facilities.

  Legal Proceedings Related to Acquisition of CSD Assets

        Effective September 7, 2002 (the "Closing Date"), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the "Sellers") substantially all of the assets of the Chemical Services Division (the "CSD") of Safety-Kleen Corp. The Company purchased the CSD assets pursuant to a sale order (the "Sale Order") issued by the Bankruptcy Court for the District of Delaware, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets for two reasons as described below. As of December 31, 2007, the Company had reserves of $32.6 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company's estimated potential liabilities in connection with such legal proceedings. The Company also estimates that it is "reasonably possible" that the amount of such total liabilities could be up to $3.8 million greater than such $32.6 million. Because all of the Company's reasonably possible additional losses relating to legal liabilities relate to remedial liabilities, the reasonably possible additional losses for legal liabilities are reflected in the tables of reasonably possible additional losses under the heading "Environmental liabilities, including Superfund liabilities" in Note 9, "Remedial Liabilities." The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company's legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 9, "Remedial Liabilities."

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

environmental laws including, in particular, the Sellers' share of certain cleanup costs payable to governmental entities under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund Act") or analogous state Superfund laws.

        Ville Mercier Legal Proceedings.    The CSD assets included a subsidiary (the "Mercier Subsidiary") which owns and operates a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). A property owned by the Mercier Subsidiary adjacent to the current Mercier Facility is now contaminated as a result of actions dating back to 1968, when the Quebec government issued to the unrelated company which then owned the Mercier Facility two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

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

        On September 26, 2007 the Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superceding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the matter and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. At December 31, 2007 and December 31, 2006, the Company had accrued $13.1 million and $11.2 million, respectively, for remedial liabilities and associated legal costs relating to the Ville Mercier legal proceedings. The increase in 2007 resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar and interest accretion.

        Indemnification of Certain CSD Superfund Liabilities.    The Company's agreement with the Sellers under the Acquisition Agreement and the Sale Order to indemnify the Sellers against certain cleanup costs payable to governmental entities under federal and state Superfund laws now relate primarily to: (i) two properties included in the CSD assets which are either now subject or proposed to become subject to Superfund proceedings; (ii) certain potential liabilities which the Sellers might incur in the future in connection with an incinerator formerly operated by Marine Shale Processors, Inc. to which the Sellers shipped hazardous wastes; and (iii) 35 Superfund sites owned by third parties where the Sellers have been designated as Potentially Responsible Parties ("PRPs"). As described below, there are also five other Superfund sites owned by third parties where the Sellers have been named as PRPs or

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

potential PRPs and for which the Sellers have sent demands for indemnity to the Company since the Closing Date. In the case of the two properties referenced above which were included in the CSD assets, the Company is potentially directly liable for cleanup costs under applicable environmental laws because of its ownership and operation of such properties since the Closing Date. In the case of Marine Shale Processors and the 35 other third party sites referenced above, the Company may have an obligation to indemnify the Sellers, to the extent provided in the Acquisition Agreement and the Sale Order, against the Sellers' share of such cleanup costs which are payable to governmental entities.

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

        Properties Included in CSD Assets.    The CSD assets which the Company acquired include an active service center located at 2549 North New York Street in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the Sellers executed a consent decree relating to such site with the U.S. Environmental Protection Agency (the "EPA"), and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. Also included within the CSD assets which the Company acquired are rights under an indemnification agreement between the Sellers and a prior owner of the Wichita Property, which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

        The CSD assets also include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana ("BR Facility") undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality (the "LDEQ"). In December 2003, the Company received an information request from the EPA pursuant to the Superfund Act concerning the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil's Swamp on the National Priorities List for further investigations and possible remediation. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern ("COCs") cited by the EPA as a basis for listing the site include substances of

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

the kind found in wastewaters discharged from the BR Facility in past operations. While the Company's ongoing corrective actions at the BR Facility may be sufficient to address the EPA's concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. In September 2007 the EPA sent Special Notice Letters to certain generators of waste materials containing COCs that had shipped the COCs to the BR Facility in the past and that EPA believes may be liable under Superfund laws, requiring those generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of Devil's Swamp. EPA sent a follow-up letter to the September 2007 letter on January 17, 2008, contacting the recipients to confirm a negotiation and organizational meeting on January 31, 2008 at the EPA's offices in Dallas, Texas. The Company participated in this meeting, and the recipients of the notice letters conferred further with the Company by teleconference on February 19th. The Company cannot estimate the Company's potential additional liability for Devil's Swamp associated with this litigation.

        Marine Shale Processors.    A portion of the reserves which the Company maintained as of December 31, 2007 for potential legal liabilities associated with the CSD assets relates to Marine Shale Processors, Inc. ("Marine Shale") located in Amelia, Louisiana. Marine Shale operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act ("RCRA") and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. ("RPI"). In accordance with a court order authorizing the movement of this material to this offsite location, all of the materials located at the RPI site comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the RPI site.

        On May 11, 2007, the EPA and the LDEQ issued a Special Notice to the Company, seeking a good faith offer to address site remediation at the former Marine Shale facility. Other PRPs also received Special Notices, and the other PRPs and the Company have formed a group (the "Site Group") and common counsel for the Site Group has been chosen. The Site Group made a good faith settlement offer to the EPA on November 29, 2007. Although the Company was never a customer of Marine Shale and does not believe that it is liable for the Sellers' liability as a customer at the Marine Shale site, the Company has elected to join with the Site Group and participate in further negotiations with the EPA and the LDEQ regarding a remedial investigation feasibility study directed towards the eventual remediation of the Marine Shale site. As of December 31, 2007, the amount of the Company's remaining reserves relating to the Marine Shale site was $3.6 million.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

        Third Party Superfund Sites.    Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers' share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the "Listed Third Party Sites"). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company's acquisition of the CSD assets in September 2002, the Sellers' cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to two of those 29 Listed Third Party Sites, certain developments have occurred since the Company's purchase of the CSD assets as described in the following four paragraphs. Of the remaining Listed Third Party Sites, the Company, on behalf of the Sellers, is contesting with the governmental entities and PRP groups involved the Sellers' liability at two sites, has settled the Sellers' liability at two sites, and plans to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to all of the 35 Listed Third Party Sites, the Company had reserves of $7.7 million and $4.9 million at December 31, 2007 and December 31, 2006 respectively. The increase in 2007 was primarily due to one specific site discussed below.

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

        In November 2003, certain of the PRPs made a demand directly on the Company for the Sellers' share of the cleanup costs incurred by those PRPs with respect to the Helen Kramer Landfill Site. The Company filed in February 2005 a complaint in the Bankruptcy Court seeking declaratory relief that the injunction in the Sale Order is operative against those PRPs' efforts to proceed directly against the Company. This matter was ultimately tried before the Court on October 18 and 19, 2007, and the Court issued its judgment in favor of the defendants and against the Company in November 2007. The Company has appealed that judgment. At present, the Company estimates that its potential exposure to the defendants from this litigation ranges from approximately $3.2 million to $4.0 million, depending upon whether or not interest and attorneys fees are deemed liabilities and obligations arising from any violation of environmental laws. In the fourth quarter of 2007, the Company established $3.1 million of reserves for this matter.

        With respect to a second of the 35 Listed Third Party Sites (the "Breslube-Penn Site"), which is located in Moon Township, Allegheny County, Pennsylvania, the EPA brought suit in 1997 in the U.S. District Court for the Western District of Pennsylvania against a large number of PRPs for recovery of the EPA's response costs in connection with that site. The named defendants are alleged to be jointly and severally liable for the remediation of the site and all response costs associated with the site. One of the Sellers, GSX Chemical Services of Ohio ("GSX"), was a named defendant in the original

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

complaint. In August or September 2006, the EPA filed an amended complaint naming the Company as defendant, alleging that the Company was the successor in interest to the liability of GSX. The work group defendants at the site have agreed with the EPA to amend the timelines for making a good faith settlement offer to March 31, 2008, and extending the date for lodging a consent decree to August 29, 2008, and October 31, 2008 as the target date for moving to enter the consent decree. Typically, liability among PRPs is allocated according to volumetric estimates of each PRP's contribution to the overall contamination at the site, with the larger liability PRPs typically forming a work group to oversee and pay for the response, and liability is also typically classified for certain PRPs as "de minimis" in order to encourage expeditious economic contributions from the smaller liability PRPs. At this time, the Company is uncertain which classification it will fall under, and the Company also does not have sufficient information to predict the total alleged liability of all of the PRPs. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probable nor estimable.

        On May 2, 2007, the Company received from the EPA a request for information pertaining to the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia Site") in Santa Barbara County, California. The Casmalia Site was one of the 35 Listed Third Party Sites for which the Company agreed to indemnify the Sellers for liability to a governmental entity. According to the notice, 65 parties entered into Consent Decrees with the EPA that were entered by the U.S. District Court for the Central District of California on June 27, 1997. According to the EPA, it is now seeking financial contributions from others, including transporters and other persons who arranged for disposal at the former landfill, that may be liable for waste shipments into the Casmalia Site. At this time, EPA is not seeking any financial contribution from the Company, but it is seeking information about the extent to which, if at all, the Sellers transported or arranged for disposal of waste at the Casmalia Site. A meeting is scheduled in February 2008 with EPA to further discuss the requests for information. At this time, the Company does not know what, if any, exposure it may have under its indemnity arrangement with the Sellers with respect to the Casmalia Site, and the Sellers have not made any demand for indemnity. The Company has not recorded any liability for this new matter on the basis that such liability is currently neither probable nor estimable.

        By letters to the Company dated between September 2004 and May 2006, the Sellers identified, in addition to the 35 Listed Third Party Sites, five additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such five additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any) which the Sellers may incur in connection with such additional sites. The Company intends to assist the Sellers in providing information now in the Company's possession with respect to such five additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those five additional sites, the Company may have some liability independently of the Sellers' involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those five additional sites that are both probable and estimable at this time,

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

and the Company therefore has not established any reserves for any potential liabilities of the Sellers in connection therewith. At one site the potential liability of the Sellers is de minimis and a settlement has already been offered to the Sellers to that effect, and at one site the Company believes that the Sellers shipped no wastes or substances into the site and therefore the Sellers have no liability. For the other three sites, the Company cannot estimate the amount of the Sellers' liabilities, if any, at this time.

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

        The Company believes that, since its acquisition by CH Plaquemine, the Plaquemine facility has been and now is in full compliance with its operating permits and all applicable state laws, and that any alleged contamination in the "new area of concern" complained of by the plaintiffs was and is already being addressed under the corrective action provisions of its RCRA operating permit. In addition, the Company believes that many of the plaintiffs' claims relate to actions or omissions allegedly taken or caused prior to September 2002 by third parties that formerly owned and/or operated, or generated or shipped waste to, the Plaquemine facility for which the Company has no legal responsibility under the Sale Order.

        The Company has incurred legal expenses in connection with defending against the first three of the lawsuits described above that satisfied the $1.0 million deductible on the Company's environmental impairment liability insurance applicable to the Plaquemine facility. The Company has previously established and maintains a separate reserve for the ongoing corrective actions at the Plaquemine facility (which is included within the Company's reserves for remedial liabilities for its properties described in Note 9), and has increased the amount of this separate reserve to cover the costs of additional sampling and analytical testing being conducted in the vicinity of the "new area of concern."

        On October 17, 2006, CH Plaquemine (which operated at a loss during the past two years prior to that date) ceased operations and filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division. On December 28, 2006, the Massachusetts Bankruptcy Court transferred the venue of the CH Plaquemine bankruptcy case to the U.S. Bankruptcy Court for the Middle District of Louisiana, located in Baton Rouge, where such case is now pending. The Company believes that the filing of that Chapter 11 petition by CH Plaquemine will have no adverse effect on the Company's other operations.

        On September 13, 2007, the Bankruptcy Court approved a global settlement of the five lawsuits described above and another, non-material suit filed by one of the plaintiffs in such lawsuits, pursuant

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

to which CH Plaquemine has conditionally agreed to settle all of the pending lawsuits, subject to certain contingencies and court proceedings which must still take place before the settlement can be consummated. Among the conditions to the settlement is that the Bankruptcy Court approve as fair and reasonable a class action settlement of one of the five lawsuits described above which was filed as a class action, and that CH Plaquemine successfully confirm a plan of reorganization that incorporates the terms of the settlement. A motion to approve the class action settlement documents was filed on November 28, 2007, and a fairness hearing has been scheduled for April 14, 2008. A plan of reorganization and disclosure statement were filed in January 2008. The Company has recorded a reserve of $2.2 million as of December 31, 2007 pertaining to this potential settlement.

        Deer Trail, Colorado Facility.    Since April 5, 2006 the Company has been involved in various legal proceedings which have arisen as a result of the issuance by the Colorado Department of Public Health and Environment ("CDPHE") of a radioactive materials license ("RAD License") to a Company subsidiary, Clean Harbors Deer Trail, LLC ("CHDT") to accept certain low level radioactive materials known as "NORM/TENORM" wastes for disposal. Adams County, Colorado, the county where the CHDT facility is located, filed suit in Denver County District Court and Adams County District Court against CDPHE seeking to vacate the CDPHE's grant of the RAD license to CHDT. The CDPHE is represented by the Colorado Attorney General in the proceedings. Clean Harbors entered both cases as an intervenor in support of the State's position. On or about May 5, 2006 Denver District Court ruled in favor of the State and the Company and issued an order dismissing the county's complaint. On or about July 31, 2006, the Adams County District Court also ruled against the county and dismissed the county's complaint. Adams County appealed both rulings.

        On or about December 12, 2006 the City and County of Denver notified the Company that the city intended to award it a contract to dispose of certain debris at the CHDT facility from a project known as the "Denver Radium Streets Project". Clean Harbors' Deer Trail facility has been designated by the Rocky Mountain Low-Level Radioactive Waste Compact ("Compact") as a Regional Facility. Accordingly, it is the only facility in the three-state Compact Region's jurisdiction (Colorado, New Mexico, Nevada) qualified to accept this material for disposal. On December 18, 2006 the original shipment of material from that project was received followed by subsequent shipments on February 14 and 15, 2007. All material received was in accordance with the facility's State of Colorado Radioactive Materials License and Federal Compact Designation.

        On or about February 16, 2007, the CHDT facility received a vaguely worded Notice of Violation ("NOV") from Adams County, Colorado, presumably as a result of the facility's accepting the low-level radioactive debris from the Denver Radium Streets Project in accordance with the facility's RAD License. Since that time the facility has continued to accept material from that project in reliance on guidance issued by the CDPHE that the facility is duly licensed to accept that material. The Company's position is that the NOV issued by Adams County is null and void ab initio as it is in conflict with the RAD License issued by the CDPHE pursuant to Colorado state law and the Regional Facility Designation issued by the Compact pursuant to both federal law and the laws of Colorado. The Company will continue to contest the actions of Adams County and will continue to lawfully accept all materials authorized by its permits, licenses, and Compact Designation.

        On April 25, 2007, Adams County filed an action against the Company essentially asserting grounds that the County has asserted in prior proceedings and seeking to enforce the aforementioned NOV's. On October 4, 2007, the Colorado Court of Appeals unanimously ruled against the county and

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

affirmed the rulings by the Denver District and Adams County District Court dismissing the county's original complaints against CDPHE's issuance of the RAD License. Adams County has petitioned The Colorado Supreme Court for a writ of certiorari to review the Court of Appeals rulings against the county and that petition is now pending. The Company continues to believe that the grounds asserted by the County are factually and legally baseless and will contest the complaint vigorously. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probable nor estimable.

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

        As of December 31, 2007 and December 31, 2006, the Company had reserves of $0.6 million and $0.1 million, respectively, for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company's ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Included in the above noted reserve at December 31, 2007 is a potential liability where the Company was issued an official Notice Letter in February 2007 pertaining to its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. No indemnification exists for this site.

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

        CH El Dorado intends to defend the claims vigorously, and the Company believes that the resolution of lawsuits will not have a materially adverse affect on the Company's financial position, results of operations or cash flows. In addition to CH El Dorado's defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance which Teris maintained or reserves which Teris had established prior to the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

acquisition, and the seller's parent guaranteed that indemnification obligation of the seller to the Company.

State and Provincial Enforcement Actions

        London, Ontario Facility.    Clean Harbors Canada, Inc., had received a summons from the Ontario Ministry of Labour alleging a number of regulatory offenses as a result of a fire in October 2003 at the subsidiary's waste transfer facility in London, Ontario. The Company filed a motion in the Ontario Court of Justice to dismiss the charges on constitutional grounds. On October 16, 2006 the Court ruled in favor the Company's motion and on November 22, 2006 the Crown appealed the Court's ruling quashing all charges. On October 23, 2007 the Ontario Superior Court of Justice issued a ruling on the Crown's appeal and upheld the lower court ruling quashing the charges. The Crown has now further appealed that ruling. The Company has not recorded any liability for this matter on the basis that such liability is neither probable nor estimable.

        Thorold Fire.    On February 19, 2007, an explosion and fire occurred at the Company's Thorold facility in Ontario during non-business hours destroying a storage warehouse and damaging several nearby buildings on site. No employee casualties or injuries were reported. The Company has established business operations at alternative facilities to ensure business continuity and minimize disruption to its customers. The Company continues to evaluate the financial impact resulting from this incident and currently believes the Company is adequately insured and therefore does not expect to incur a material loss from this incident. On October 23, 2007 the Ontario Environment Ministry announced that it had concluded its investigation into the fire and that there were no grounds to initiate action against the Company. This action by the Environment Ministry followed a prior pronouncement by the provincial Ministry of Health that there were no long term health impacts from the fire. As of December 31, 2007, the Company had recognized $0.9 million of expenses in income from operations relating to the Thorold explosion and fire.

        Business Interruption Insurance Recovery.    Shortly before the acquisition of the CSD assets effective September 7, 2002, the BDT facility (included in the CSD assets) in New York State was destroyed by fire. The purchase and sale agreement between the Company and Safety-Kleen was accordingly amended to take into account the destruction of the facility. Under the amended agreement, the Company was assigned the rights to Safety-Kleen's insurance for the facility that included insurance for real property, personal property and business interruption. During the year ended December 31, 2005, the Company settled the insurance claim and recorded gain relating to business interruption insurance of $1.4 million for the year ended December 31, 2005. The gain was included as a reduction to selling, general and administrative expenses.

Leases

        The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from three to sixteen years. The following is a summary of future minimum payments

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2007 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2008	$1,375	$22,650
2009	1,041	20,251
2010	513	16,945
2011	119	11,421
2012	22	7,913
Thereafter	—	25,749

Total minimum lease payments	3,070	$104,929

Less: imputed interest at interest rates ranging from 5.36% to 22.00%	299

Present value of future minimum lease payments	$2,771
Less: current portion of capital lease obligations	1,251

Long-term capital lease obligations	$1,520

        During the years 2007, 2006 and 2005, rent expense including short-term rentals, was approximately $47.0 million, $40.6 million, and $35.1 million, respectively.

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

        On August 12, 2005, the Ontario Ministry of the Environment adopted new regulations which prohibit land disposal of untreated hazardous waste and require the waste to meet specific treatment standards prior to land disposal. Land disposal includes onsite and offsite land filling, land farming and any other form of land disposal. These requirements are similar to restrictions enacted in the United States and thus bring the Province of Ontario in closer comity with the United States regulatory scheme. The new land disposal restrictions commenced in 2007 through a phased in schedule based on specific waste streams, and will be fully implemented by the beginning of 2010.

        Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per occurrence for the workers' compensation, general liability and vehicle liability is $0.5 million. The retention per claim for the environmental impairment policy is $1.0 million.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 2007 and 2006, the Company had accrued $8.1 million and $5.5 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a "risk-free" discount rate of 3.25%. Actual expenditures in future periods can differ materially from accruals based on estimates.

        Anticipated payments at December 31, 2007 for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
2008	$1,289
2009	2,815
2010	1,814
2011	1,165
2012	751
Thereafter	811

Undiscounted self-insurance liabilities	8,645
Less: Discount	563

Total self-insurance liabilities (included in other accrued expenses)	$8,082

(12) INCOME TAXES

        The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2007	2006(1)	2005
Domestic	$71,449	$48,023	$25,817
Foreign	789	4,930	3,299

Total	$72,238	$52,953	$29,116

(1)
A $4.1 million adjustment was made between the domestic and foreign components of income in 2006 to correct amounts previously reported. The correction was considered immaterial.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES (Continued)

        The provision for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Current (before application of NOL carryforwards):
Federal	$22,926	$13,333	$2,057
State	7,913	2,894	1,571
Foreign	4,497	4,759	3,457
Benefit of net operating losses
Federal	—	(7,807)	(1,645)
State	—	(455)	(729)

	35,336	12,724	4,711

Deferred
Federal	(5,002)	(6,290)	—
State	(1,001)	—	—
Foreign	(1,293)	(95)	(1,216)

	(7,296)	(6,385)	(1,216)

Net provision for income taxes	$28,040	$6,339	$3,495

        The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2007	2006	2005
Tax expense at statutory rate	$25,259	$18,555	$9,909
State income taxes, net of federal benefit	3,323	1,573	(414)
Foreign rate differential	(4,440)	(4,107)	1,245
Foreign income inclusion	—	20	12
Adjustment of prior year's tax attributes	—	1,599	(1,019)
Change in federal valuation allowance	(765)	(14,082)	(9,192)
Other	(499)	3,513	2,200
FIN 48 interest and penalties, net of benefit	5,487	—	—
Tax credits, net	(325)	(732)	754

Net provision for income taxes	$28,040	$6,339	$3,495

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES (Continued)

        The components of the total net deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Workers compensation accrual	$3,216	$2,219
Provision for doubtful accounts	484	1,563
Closure, post-closure and remedial liabilities	39,807	35,002
Accrued expenses	11,143	12,106
Accrued compensation	3,903	1,153
State net operating loss carryforwards	3,704	5,473
Tax credit carryforwards	13,221	14,722
FIN 48 accrued interest and federal benefit	6,430	—
Other	1,334	—

Total deferred tax asset	83,242	72,238
Deferred tax liabilities:
Property, plant and equipment	(32,191)	(23,540)
Permits and customer databases	(17,359)	(18,218)
Other	—	(2,451)

Total deferred tax liability	(49,550)	(44,209)

Total net deferred tax asset before valuation allowance	33,692	28,029

Less valuation allowance	(10,025)	(12,403)

Net deferred tax asset	$23,667	$15,626

        At December 31, 2007, the Company had foreign tax credit carryovers of $13.2 million which expire between 2008 and 2015. The Company had state net operating loss carryovers of $1.4 million at December 31, 2007 which expire between 2008 and 2024.

        During 2007, the Company decreased taxes payable for adjustments related to realized and recognized tax benefits of $7.3 million related to exercises of non-qualified stock options of which $6.4 million resulted in an increase to paid-in capital.

        The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2007 and 2006, the amount of earnings for which no repatriation tax has been provided was $12.0 million and $3.6 million respectively.

        During fiscal 2006, based upon the Company's cumulative operating results and assessment of the Company's expected future results of operations, the Company determined that it had become more likely than not that it would be able to realize a substantial portion of its U.S. net operating loss carryforward tax assets prior to their expiration and realize the benefit of other net deferred tax assets. During fiscal 2006, the Company reversed a total of $17.7 million of U.S. deferred tax asset valuation allowance of which $9.9 million related to the utilization of prior year NOLs including $2.5 million of NOLs attributable to tax deductions related to the exercise of non-qualified stock options. As of

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES (Continued)

December 31, 2007, the Company has a remaining valuation allowance of approximately $10.0 million related to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options. The Company believes that it is not more likely than not that such amounts will be utilized.

        In connection with the reversal of a portion of the valuation allowance in 2006, the Company also adjusted its deferred taxes by $7.3 million that were associated with the 2002 CSD acquisition. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with such acquisition.

        The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, tax contingencies increased $41.9 million for uncertain tax positions, of which $36.8 million was accounted for as a decrease to retained earnings. In addition, to reflect the federal and state tax benefits upon the implementation of FIN 48, the Company also recorded an increase to the Company's deferred tax assets of $4.7 million and a $0.4 million decrease to the valuation allowance.

        Included in the balance at December 31, 2007 and January 1, 2007, were $45.3 million and $38.7 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

        The Company has elected to continue its policy of recognizing interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits included accrued interest and penalties of $13.8 million and $4.0 million. Tax expense for the year ended December 31, 2007 includes interest and penalties of $7.1 million.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2007	Description
Unrecognized tax benefits as of January 1, 2007	$48,076
Gross increases in tax positions in prior periods	77	Additional state tax liability from adoption
Gross decreases in tax positions in prior periods	—
Gross increases during the current period	61	Additional 2007 state liability
Settlements	(260)	Payment of liability
Lapse of statute of limitations	—
Foreign currency translation	2,117	Canadian Foreign exchange

Unrecognized tax benefits as of December 31, 2007	$50,071

        As of December 31, 2007, the Company had recorded $67.8 million of liabilities for unrecognized tax benefits of which $17.8 million related to interest and penalties.

        The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2003 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES (Continued)

2002 through 2007. The Company is currently not under examination by the IRS, state or local jurisdictions. However, one foreign jurisdiction is currently conducting an audit for calendar years 2003 through 2006.

        The Company does not anticipate that total unrecognized tax benefits other than adjustments for additional accruals for interest and penalties and foreign currency translation, will change significantly prior to December 31, 2008.

(13) EARNINGS PER SHARE

        The following is a reconciliation of basic and diluted earnings (loss) per share computations (in thousands except for per share amounts):

	Year Ended December 31, 2007
	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$43,992	19,827	$2.22
Dilutive effect of equity-based compensation awards and warrants	206	803	(0.08)

Diluted income attributable to common stockholders	$44,198	20,630	$2.14

	Year Ended December 31, 2006
	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$46,399	19,526	$2.38
Dilutive effect of equity-based compensation awards and warrants	276	1,131	(0.12)

Diluted income attributable to common stockholders	$46,675	20,657	$2.26

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) EARNINGS PER SHARE (Continued)

	Year Ended December 31, 2005
	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$25,342	15,629	$1.62
Dilutive effect of equity-based compensation awards and warrants	279	2,088	(0.17)

Diluted income attributable to common stockholders	$25,621	17,717	$1.45

        For each of the years ended December 31, 2007 and 2006, the dilutive effect of all outstanding warrants, options, restricted stock and Series B Preferred Stock is included in the above calculations. As discussed further in Note 14, "Stockholders' Equity," the Company issued 2.3 million shares of common stock on December 13, 2005. The basic and dilutive effect of this issuance is weighted for the portion of the period that these shares were outstanding for the year ended December 31, 2005. For each of the years ended December 31, 2007 and 2006, the dilutive effects of 48 thousand and 70 thousand outstanding performance stock awards, respectively, were excluded from the above calculation as the attainment of the performance criteria was not considered probable.

(14) STOCKHOLDERS' EQUITY

  (a) Warrants

        On June 30, 2004, the Company issued warrants to purchase 2.8 million shares of the Company's common stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date of September 10, 2009. Warrants activity from January 1, 2005 through December 31, 2007 was as follows:

	2007	2006	2005
Outstanding at January 1,	498,690	498,690	2,775,000
Issued	—	—	—
Exercised	(150,000)	—	(1,979,821)
Cancelled upon cashless exercise	—	—	(296,489)

Outstanding at December 31,	348,690	498,690	498,690

  (b) Series B Preferred Stock

        On February 16, 1993, the Company issued 112,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Series B Preferred Stock"), for the acquisition of its Spring Grove facility. The liquidation value of each share of Series B Preferred Stock was the liquidation preference of $50.00 plus unpaid dividends. On December 28, 2007, the Company issued an aggregate of 209,200 shares of the Company's common stock, $.01 par value, in connection with the conversion (at the holders' elections) of the remaining previously outstanding 68,810 shares of Series B convertible preferred stock.

        Prior to the conversion, each share of Series B Preferred Stock entitled its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value. Dividends were payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. During the three years ended December 31, 2007, all dividends on the Series B Preferred Stock were paid in cash.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION

        In 1992 the Company adopted an equity incentive plan (the "1992 Plan"), which provides for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provides for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards. In 2002, the Company amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan from 0.8 million shares to 1.5 million shares and in 2005, the Company further amended the 2000 Plan to increase the awards that can be issued under the 2000 Plan to 2.0 million. As of December 31, 2007 and 2006, the Company had the following types of stock-based compensation awards outstanding under these plans: stock options, restricted stock awards and performance stock awards. As of December 31, 2005, all awards under the 1992 and 2000 Plans were in the form of non-qualified stock options, except for an aggregate of 37,950 restricted stock awards which the Company made in November 2005. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards granted in November 2005 vest over five years subject to continued employment.

        As of December 31, 2007, the Company had reserved 642,489 shares of common stock available for grant under the 2000 Plan, exclusive of shares previously issued (either upon exercise of stock options or pursuant to restricted stock, performance stock or common stock awards) or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2007 options for an aggregate of 74,765 shares, which shall remain in effect until such options are either exercised or expire in accordance with their terms.

        Under the terms of the 2000 Plan, as amended, options may be granted to purchase shares of common stock at an exercise price less than the fair market value on the date of grant. However, no compensation expense related to stock option grants to employees was recorded in 2005, as the option exercise prices were equal to, or greater than, the fair market value on the date of grant. During the year ended December 31, 2005, the Company recorded $56,000 of compensation expense for the 37,950 shares of common stock (valued at their fair market value on the grant date) granted pursuant to the restricted stock awards made in November 2005. The Company did not grant options to non-employees of the Company during the year ended December 31, 2005.

        Effective January 1, 2006, the Company adopted the provisions of SFAS 123R and SAB 107 using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, the Company has not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. Consistent with the valuation method previously used for the disclosure-only pro-forma provisions of SFAS 123, the fair value of stock options is calculated using the Black-Scholes option-pricing model. As required under the new standards, compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION (Continued)

estimate. The fair value of the Company's grants of non-vested stock ("Restricted Stock") are based on intrinsic value.

        Total compensation cost charged to income from operations for the years ended December 31, 2007, 2006 and 2005 was $4.8 million, $3.4 million and $0.1 million, respectively. The total income tax benefit recognized in the consolidated statement of operations from stock-based compensation was $1.8 million, $0.8 million and $7 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in 2005 (in thousands except for per share amounts):

Year Ended December 31, 2005
Net income (loss) attributable to common stockholders	$25,342
Add: Stock-based compensation expense included in reported net income, net of related tax effects	56
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards net of related tax effects	(1,796)

Pro forma net income attributable to common stockholders	$23,602

Earnings per share:
Basic as reported	$1.62
Basic pro forma	1.51
Diluted as reported	1.45
Diluted pro forma	1.35

  Stock Option Awards

        As a result of the changes in accounting under SFAS No. 123(R) and a desire to align the Company's long-term incentive awards more closely to operating and market performance, the Compensation Committee of the Company's Board of Directors approved a substantial change in the form of awards that it grants under the Company's current equity incentive plan. Beginning in November 2005, stock option grants for key managers were replaced with restricted stock awards or performance stock awards. The Company accordingly has decreased the number of stock options granted.

        The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards based on the assumptions in the following table. In addition, the Company estimates forfeitures when recognizing compensation expense, and adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. The expected forfeiture rates used to calculated compensation expense were 5% for employees and 2% for executives and directors.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION (Continued)

        The following weighted-average assumptions were used in calculating the grant date fair value of stock options awards issued during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	80.02%-81.36%	84.29%-86.00%	85.0%
Risk-free interest rate	4.58%-4.98%	4.84%-5.15%	4.1%
Expected life (years)	2.9	3.5	4.4
Dividend yield	none	none	none

        Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the stock option shares. The risk-free rate for the stock options is the average yield rate of the 3- and 5-year term on the U.S. Treasury Constant Maturities at the inception of each quarterly stock option period. The expected life of the stock options shares is 2.9 years based on using the simplified method as described in Staff Accounting Bulletin No. 110. As discussed above, due to the Company changing the form of awards granted beginning in 2006, the historical data does not provide a reasonable basis upon which to estimate expected term and therefore the Company continues to calculate the expected life by using the simplified method. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

        Activity under the Plans relating to stock options is summarized as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 12/31/07 (in thousands)
Outstanding at January 1, 2007	549,771	$11.31
Granted	20,500	46.89
Forfeited	(14,010)	9.88
Exercised	(173,290)	9.50

Outstanding at December 31, 2007	382,971	$14.09	4.21	$14,409

Vested and expected to vest	380,752	$14.03	4.20	$14,346

Exercisable at December 31, 2007	237,216	$12.34	3.64	$9,339

        The weighted-average grant date fair values of option grants for the years ended December 31, 2007, 2006 and 2005 were $24.07, $22.55, and $12.48, respectively. As of December 31, 2007, there was $0.5 million of total unrecognized compensation cost arising from non-vested compensation related to stock option awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted-average period of 0.3 years. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $6.8 million, $7.2 million, and $10.1 million, respectively.

Restricted Stock Awards

        The following information relates to restricted stock awards that have been granted to employees under the Company's stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION (Continued)

        The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and is amortized to expense over its vesting period. The expected forfeiture rates used to calculated compensation expense were 5% for employees and 2% for executives and directors.

        The following table summarizes information about restricted stock awards for the year ended December 31, 2007:

Restricted Stock (Non-vested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2007	31,560	$29.83
Granted	4,171	49.12
Vested	(8,490)	47.08
Expired	—	—
Forfeited	—	—

Unvested at December 31, 2007	27,241	$27.41

        As of December 31, 2007, there was $0.7 million of total unrecognized compensation cost arising from non-vested compensation related to restricted stock awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of restricted stock vested during 2007 was $0.4 million.

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

        The fair value of each performance stock award is based on the closing price of the Company's stock on the date of grant and is amortized to expense over the service period, if performance measures are considered probable. The expected forfeiture rates used to calculated compensation expense were 5% for employees and 2% for executives and directors. During the three-months ended December 31, 2007, management believed that it was probable the performance targets, related to the performance stock awards granted in 2007, will be achieved. Subsequently, in the fourth quarter of 2007, the Company modified certain performance stock awards by accelerating their vesting. The modification affected 54 employees and increased stock compensation expense by $0.5 million.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information about performance stock awards for the years ended December 31, 2007 and 2006:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2007	35,084	$31.73
Granted	55,156	$51.66
Vested	(32,516)	52.25
Expired	—	—
Forfeited	(5,448)	31.73

Unvested at December 31, 2007	52,276	$41.74

        As of December 31, 2007, there was $1.6 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards under the Company's stock incentive plans that will be recognized over the next four years. The total fair value of performance awards vested during 2007 was $1.7 million.

Employee Stock Purchase Plan

        In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of one million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company's stockholders approved an increase of 500,000 in the maximum number of shares, which can be issued under the ESPP. As of December 31, 2007, the Company had reserved 521,182 shares of common stock available for purchase under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair values of the purchase rights granted under the ESPP during the years ended December 31, 2007 and 2006 was $8.91 and $7.27, respectively.

Common Stock Awards

        In the years ended December 31, 2007 and 2006, the Company issued 5,200 shares and 3,000 shares of common stock at a weighted average grant-date fair value of $46.74 and $29.37, respectively, under the Company's stock incentive plans which vested immediately.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) EMPLOYEE BENEFIT PLANS

        The Company has responsibility for a defined benefit plan that covers 29 active non-supervisory Canadian employees. The Company adopted FASB Statement No. 158, Employers' Accounting for Defined Pension and Other Postretirement Plans ("FAS 158"), effective December 31, 2006, which required separate recognition of the over funded or under funded status of the pension plan as an asset or liability. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations to current and retired employees.

        The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2007	2006	2005
Service cost	$176	$167	$134
Interest cost	359	312	277
Expected return on fair value of assets	(441)	(366)	(309)

Net periodic pension cost	$94	$113	$102

        Weighted average assumptions used to determine pension benefit obligations at year end and net pension cost for the following years were as follows:

	2007	2006	2005
Discount rate	5.18%	5.10%	5.02%
Expected return on fair value of assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.21%	3.89%	4.11%

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

        The accumulated benefit obligation was $7.4 million and $6.2 million at December 31, 2007 and 2006, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company's consolidated balance sheets at December 31, (in thousands):

	2007	2006
Change in benefit obligations:
Benefit obligation at the beginning of year	$6,479	$6,117
Service cost	176	167
Interest cost	359	312
Employee contributions	40	38
Actuarial loss	(153)	215
Benefits paid	(289)	(362)
Currency translation	1,171	(8)

Benefit obligation at end of year	$7,783	$6,479

	2007	2006
Change in plan assets:
Fair value of plan assets at beginning of year	$5,683	$5,042
Actual return on plan assets	(39)	568
Employer contributions	456	413
Employee contributions	40	38
Benefits paid	(289)	(362)
Currency translation	1,032	(16)

Fair value of plan assets at end of year	$6,883	$5,683

	2007	2006
Net pension liability accrued (included in other long-term liabilities):
Amount underfunded	$(900)	$(796)
Unrecognized net actuarial loss	—	—
Additional minimum liability	—	—
Currency translation	—	—

Pension liability accrued	$(900)	$(796)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) EMPLOYEE BENEFIT PLANS (Continued)

        The Company's weighted average asset allocations at December 31, 2007 and 2006 were as follows:

	2007	2006
Equity securities	63%	60%
Debt securities	32%	34%
Cash and cash equivalents	5%	6%

Total	100%	100%

        The Company expects to contribute $607 thousand to this pension plan in 2008.

        Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

Expected benefit payments
2008	$278
2009	288
2010	293
2011	309
2012	364
2013-2017	2,378

        The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions dependent on meeting profit targets established annually by the Board of Directors. The Company expensed $0.8 million for the plan in 2007, recognized income of $127 thousand for the plan in 2006 and expensed $415 thousand for the plan in 2005.

        As a result of the adoption of FAS 158, the Company recorded an additional pension liability in 2006, with a corresponding deferred loss adjustment to accumulated other comprehensive income. The following table shows the effects of adopting SFAS No. 158 at December 31, 2006 on individual line items in the Consolidated Balance Sheet at December 31, 2006 (in thousands):

	Before application of SFAS 158	Adjustments	After application of SFAS 158
Other liabilities
Accrued pension costs	$479	$317	$796
Deferred taxes, net	15,513	113	15,626
Accumulated other comprehensive income	9,142	(203)	8,939
Total stockholders' equity	173,389	(203)	173,186

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING

        The Company has two reportable segments: Technical Services and Site Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, severance charges, other refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing ("Adjusted EBITDA Contribution"). Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers.

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

        The following table reconciles third party revenues to direct revenues for the twelve-month periods ended December 31, 2007, 2006 and 2005 (in thousands). Third party revenues are revenues billed to the Company's customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Certain reporting units have been reclassified to conform to the current year presentation.

	For the Year Ended December 31, 2007
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$655,181	$291,697	$39	$946,917
Intersegment expenses	99,996	22,201	767	122,964

Gross revenues	755,177	313,898	806	1,069,881
Intersegment revenues	(82,964)	(38,083)	(1,917)	(122,964)

Direct revenues	$672,213	$275,815	$(1,111)	$946,917

	For the Year Ended December 31, 2006
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$542,589	$287,243	$(23)	$829,809
Intersegment expenses(1)	49,632	21,622	595	71,849

Gross revenues	592,221	308,865	572	901,658
Intersegment revenues(1)	(33,814)	(37,773)	(262)	(71,849)

Direct revenues	$558,407	$271,092	$310	$829,809

(1)
Adjustments of $57,477 and $695 for Technical Services and Site Services, respectively, were made between intersegment expenses and intersegment revenues to correct amounts previously reported. The adjustments eliminate in consolidation and were considered immaterial.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)

	For the Year Ended December 31, 2005
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$453,356	$257,446	$368	$711,170
Intersegment expenses(2)	62,847	21,208	(420)	83,635

Gross revenues	516,203	278,654	(52)	794,805
Intersegment revenues(2)	(43,319)	(39,436)	(880)	(83,635)

Direct revenues	$472,884	$239,218	$(932)	$711,170

(2)
Adjustments of $50,154 and $1,245 for Technical Services and Site Services, respectively, were made between intersegment expenses and intersegment revenues to correct amounts previously reported. The adjustments eliminate in consolidation and were considered immaterial.

        The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments.

	For the Year Ended December 31,
	2007	2006(3)	2005(3)
Adjusted EBITDA:
Technical Services	157,782	123,347	97,314
Site Services	46,044	44,743	37,437
Corporate Items	(70,529)	(48,155)	(44,475)

Total	133,297	119,935	90,276

Reconciliation to Consolidated Statements of Operations:
Depreciation and amortization	37,590	35,339	28,633
Accretion of environmental liabilities	10,447	10,220	10,384

Income from operations	85,260	74,376	51,259
Other (income) expense	(135)	447	(611)
Loss on early extinguishment of debt	—	8,529	—
Interest expense, net of interest income	13,157	12,447	22,754

Income before provision for income taxes	$72,238	$52,953	$29,116

(3)
Certain department expenses of $219 and $19 in 2006 and 2005, respectively, were reclassed between Technical Services and Corporate Items to conform prior year information to the current period presentation.

Revenue, property, plant and equipment and intangible assets outside of the United States

        For the year ended December 31, 2007, the Company derived approximately $821.9 million or 86.8% of revenues from customers located in the United States and Puerto Rico, approximately $124.0 million or 13.1% of revenues from customers located in Canada, and less than 1.0% of revenues

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)

from customers in Mexico. For the year ended December 31, 2006, the Company derived approximately $712.9 million or 85.9% of revenues from customers located in the United States and Puerto Rico, approximately $116.2 million or 14.06% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2005, the Company derived approximately $628.2 million or 88.3% of revenues from customers located in the United States and Puerto Rico, approximately $82.5 million or 11.6% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

        As of December 31, 2007, the Company had property, plant and equipment, net of depreciation and amortization of $262.6 million, and permits and other intangible assets of $74.8 million. Of these totals, $31.9 million or 12.2% of property, plant and equipment and $26.5 million or 35.5% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico). As of December 31, 2006, the Company had property, plant and equipment, net of depreciation and amortization of $244.1 million, and permits and other intangible assets of $65.7 million. Of these totals, $25.0 million or 10.3% of long-lived assets and $23.5 million or 35.7% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

        The following table presents assets by reported segment and in the aggregate (in thousands):

	As of December 31,
	2007	2006
Property, plant and equipment, net:
Technical Services	$216,796	$207,271
Site Services	20,105	19,502
Corporate or other assets	25,700	17,353

	$262,601	$244,126

Intangible assets:
Technical Services
Goodwill	$21,424	$18,884
Permits and other intangibles, net	69,995	62,081

	91,419	80,965

Site Services
Goodwill	148	148
Permits and other intangibles, net	4,814	3,662

	4,962	3,810

	$96,381	$84,775

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)

        The following table presents the total assets by reported segment (in thousands):

	As of December 31,
	2007	2006
Site Services	$37,710	$36,656
Technical Services	369,053	346,220
Corporate Items	363,125	287,932

Total	$769,888	$670,808

        The following table presents the total assets by geographical area (in thousands):

	As of December 31,
	2007	2006
United States	$631,630	$561,486
Canada	138,258	109,322

Total	$769,888	$670,808

(18) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2007
Revenues	$205,024	$238,708	$245,507	$257,678
Cost of revenues	151,604	165,282	169,007	178,547
Gross Profit	53,420	73,426	76,500	79,131
Income from operations	10,653	23,627	25,879	25,101
Other income (expense)	6	(5)	61	73
Net income	3,501	11,188	12,940	16,569
Basic income per share	0.17	0.56	0.65	0.83
Diluted income per share	0.17	0.54	0.63	0.81

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2006
Revenues	$184,495	$199,562	$213,903	$231,849
Cost of revenues	131,358	135,964	151,606	165,907
Gross Profit	53,137	63,598	62,297	65,942
Income from operations	14,993	17,849	21,774	19,760
Other income (expense)	(30)	(132)	(111)	(174)
Loss on early extinguishment of debt	(8,290)	—	—	(239)
Net income	2,805	11,372	21,005	11,493
Basic income per share	0.14	0.58	1.07	0.58
Diluted income per share	0.14	0.55	1.02	0.56

        Earnings per share are computed independently for each of the quarters presented. Due to this, the 2007 and 2006 quarterly basic and diluted earnings per share do not equal the total computed for the year.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

        Following is the condensed consolidating balance sheet at December 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,925	$32,301	$51,312	$—	$119,538
Intercompany receivables	2,521	—	80,521	(83,042)	—
Other current assets	12,287	220,060	28,553	—	260,900
Property, plant and equipment, net	—	230,449	32,152	—	262,601
Investments in subsidiaries	344,953	140,298	91,654	(576,905)	—
Intercompany note receivable	—	121,445	3,701	(125,146)	—
Other long-term assets	22,631	68,396	35,822	—	126,849

Total assets	$418,317	$812,949	$323,715	$(785,093)	$769,888

Liabilities and Stockholders' Equity:
Current liabilities	$43,504	$143,672	$23,677	$—	$210,853
Intercompany payables	—	83,042	—	(83,042)	—
Closure, post-closure and remedial liabilities, net	—	145,752	19,878	—	165,630
Long-term obligations	120,712	—	—	—	120,712
Capital lease obligations, net	—	1,174	346	—	1,520
Intercompany note payable	3,701	—	121,445	(125,146)	—
Other long-term liabilities	47,503	—	20,773	—	68,276

Total liabilities	215,420	373,640	186,119	(208,188)	566,991
Stockholders' equity	202,897	439,309	137,596	(576,905)	202,897

Total liabilities and stockholders' equity	$418,317	$812,949	$323,715	$(785,093)	$769,888

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating balance sheet at December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$822	$44,854	$27,874	$—	$73,550
Intercompany receivables	39,602	—	5,773	(45,375)	—
Other current assets	19,146	206,845	23,278	—	249,269
Property, plant and equipment, net	—	219,024	25,102	—	244,126
Investments in subsidiaries	253,877	56,757	91,654	(402,288)	—
Equity interest in joint venture	—	2,208	—	—	2,208
Intercompany note receivable	—	102,986	3,701	(106,687)	—
Other long-term assets	11,780	62,991	26,884	—	101,655

Total assets	$325,227	$695,665	$204,266	$(554,350)	$670,808

Liabilities and Stockholders' Equity:
Current liabilities	$27,818	$147,300	$23,236	$—	$198,354
Intercompany payables	—	45,375	—	(45,375)	—
Closure, post-closure and remedial liabilities, net	—	144,208	15,485	—	159,693
Long-term obligations	120,522	—	—	—	120,522
Capital lease obligations, net	—	2,312	336	—	2,648
Intercompany note payable	3,701	—	102,986	(106,687)	—
Other long-term liabilities	—	—	16,405	—	16,405

Total liabilities	152,041	339,195	158,448	(152,062)	497,622
Stockholders' equity	173,186	356,470	45,818	(402,288)	173,186

Total liabilities and stockholders' equity	$325,227	$695,665	$204,266	$(554,350)	$670,808

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the consolidating statement of operations for the year ended December 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$814,600	$137,926	$(5,609)	$946,917
Cost of revenues	—	580,331	89,718	(5,609)	664,440
Selling, general and administrative expenses	—	121,754	27,426	—	149,180
Accretion of environmental liabilities	—	9,439	1,008	—	10,447
Depreciation and amortization	—	31,531	6,059	—	37,590

Income from operations	—	71,545	13,715	—	85,260
Other income (expense)	—	142	(7)	—	135
Interest income (expense), net	(13,794)	(794)	1,431	—	(13,157)
Equity in earnings of subsidiaries	82,517	11,126	—	(93,643)	—
Intercompany dividend income (expense)	—	—	12,803	(12,803)	—
Intercompany interest income (expense)	—	12,376	(12,376)	—	—

Income before provision for income taxes	68,723	94,395	15,566	(106,446)	72,238
Provision for income taxes	24,525	954	2,561	—	28,040

Net income	$44,198	$93,441	$13,005	$(106,446)	$44,198

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$31,443	$24,789	$23,763	$79,995

Cash flows from investing activities:
Additions to property, plant and equipment	—	(29,627)	(6,901)	(36,528)
Acquisition costs	(7,410)	—	—	(7,410)
Purchase of available-for-sale securities	(2,225)	(85)	—	(2,310)
Proceeds from insurance claims	—	—	944	944
Sales of marketable securities	3,200	—	—	3,200
Proceeds from sale of fixed assets and assets held for sale	—	305	310	615
Costs to obtain or renew permits	—	(1,296)	(6)	(1,302)

Net cash from investing activities	(6,435)	(30,703)	(5,653)	(42,791)

Cash flows from financing activities:
Change in uncashed checks	—	(3,846)	(2,070)	(5,916)
Proceeds from exercise of stock options	1,647	—	—	1,647
Dividend payments on preferred stock	(206)	—	—	(206)
Excess tax benefit from stock-based compensation	6,386	—	—	6,386
Deferred financing costs incurred	(32)	—	—	(32)
Proceeds from employee stock purchase plan	1,169	—	—	1,169
Proceeds from exercise of warrants	1,200	—	—	1,200
Redemption of Series B Preferred Stock	—	—	—	—
Payments on capital leases	—	(1,239)	(216)	(1,455)
Dividends (paid) received	—	(11,777)	11,777	—
Other	(69)	—	—	(69)
Interest (payments) / received	—	10,223	(10,223)	—

Net cash from financing activities	10,095	(6,639)	(732)	2,724

Effect of exchange rate change on cash	—	—	6,060	6,060

Increase (decrease) in cash and cash equivalents	35,103	(12,553)	23,438	45,988
Cash and cash equivalents, beginning of year	822	44,854	27,874	73,550

Cash and cash equivalents, end of year	$35,925	$32,301	$51,312	$119,538

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities(1)	$69,517	$(18,092)	$9,957	$61,382

Cash flows from investing activities:
Additions to property, plant and equipment	—	(35,507)	(5,161)	(40,668)
Acquisition of Teris LLC	(51,492)	—	—	(51,492)
Proceeds from sale of restricted investments	3,469	—	—	3,469
Purchase of available-for-sale securities	(11,750)	(43,878)	—	(55,628)
Proceeds from insurance claims	384	—	—	384
Sales of marketable securities	1,650	43,738	—	45,388
Proceeds from sale of fixed assets and assets held for sale	—	2,010	—	2,010
Costs to obtain or renew permits	—	(2,348)	—	(2,348)

Net cash from investing activities	(57,739)	(35,985)	(5,161)	(98,885)

Cash flows from financing activities:
Change in uncashed checks	—	1,942	1,186	3,128
Proceeds from exercise of stock options	2,354	—	—	2,354
Dividend payments on preferred stock	(276)	—	—	(276)
Excess tax benefit from stock-based compensation	5,239	—	—	5,239
Deferred financing costs incurred	(983)	—	—	(983)
Proceeds from employee stock purchase plan	801	—	—	801
Payments on capital leases	—	(1,850)	(261)	(2,111)
Dividends (paid) received	—	(11,810)	11,810	—
Proceeds from term loan	30,000	—	—	30,000
Principal payments on debt	(58,482)	—	—	(58,482)

Net cash from financing activities	(21,347)	(11,718)	12,735	(20,330)

Effect of exchange rate change on cash	—	—	(1,066)	(1,066)

Increase (decrease) in cash and cash equivalents	(9,569)	(65,795)	16,465	(58,899)
Cash and cash equivalents, beginning of year	10,391	110,649	11,409	132,449

Cash and cash equivalents, end of year	$822	$44,854	$27,874	$73,550

(1)
Adjustments of $71,515 and $12,597 for Clean Harbors, Inc. and US Guarantor Subsidiaries, respectively, were made between investing activities and operating activities to correct amounts previously reported. The adjustments eliminate in consolidation and were considered immaterial.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2005 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities(2)	$(75,119)	$95,052	$9,734	$29,667

Cash flows from investing activities:
Additions to property, plant and equipment	—	(16,076)	(3,379)	(19,455)
Cost of restricted investments purchased	(3,469)	—	—	(3,469)
Proceeds from (payment of) return of capital	—	10,265	(10,265)	—
Proceeds from insurance claim	3,500	—	—	3,500
Sales of marketable securities	10,000	6,800	—	16,800
Proceeds from sales of fixed assets	—	977	10	987
Increase in permits	—	(1,864)	(8)	(1,872)

Net cash from investing activities	10,031	102	(13,642)	(3,509)

Cash flows from financing activities:
Change in uncashed checks	—	1,633	(198)	1,435
Proceeds from exercise of stock options	4,470	—	—	4,470
Proceeds from exercise of warrants	12,474	—	—	12,474
Proceeds from issuance of common stock	60,224	—	—	60,224
Dividend payments on preferred stock	(279)	—	—	(279)
Deferred financing costs incurred	(2,055)	—	—	(2,055)
Proceeds from employee stock purchase plan	569	—	—	569
Payments on capital leases	—	(1,600)	(215)	(1,815)
Dividend (paid) received	—	(5,522)	5,522	—

Net cash from financing activities	75,403	(5,489)	5,109	75,023

Effect of exchange rate change on cash	—	—	187	187

Increase in cash and cash equivalents	10,315	89,665	1,388	101,368
Cash and cash equivalents, beginning of year	76	20,984	10,021	31,081

Cash and cash equivalents, end of year	$10,391	$110,649	$11,409	$132,449

(2)
Adjustments of $48,595 and $13,040 for Clean Harbors, Inc. and US Guarantor Subsidiaries, respectively, were made between investing activities and operating activities to correct amounts previously reported. The adjustments eliminate in consolidation and were considered immaterial.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2007

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions (Deductions) Charged to (from) Operating Expense	Deductions from Reserves(a)	Balance End of Period
2005	$3,723	$(105)	$1,199	$2,419
2006	$2,419	$1,089	$978	$2,530
2007	$2,530	$141	$1,721	$950

(a)
Amounts deemed uncollectible, net of recoveries.

Sales Allowance	Balance Beginning of Period	Additions (Deductions) Charged to (from) Operating Expense	Net Additions to Reserves	Balance End of Period
2005	$1,602	$763	$480	$2,845
2006	$2,845	$(1,303)	$199	$1,741
2007	$1,741	$3,037	$377	$5,155

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Charges to Reserves	Balance End of Period
2005	$39,714	$(9,192)	$—	$30,522
2006	$30,522	$(14,082)	(4,037)	$12,403
2007	$12,403	$(765)	$(1,613)	$10,025

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007 because of the material weakness discussed below.

Management's Annual Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During its evaluation as of December 31, 2007, management determined the Company did not maintain effective controls over financial reporting with respect to income tax accounting. Specifically, errors were detected in the annual tax accounting calculations resulting from: (i) historical tax accounting analyses not being prepared in sufficient detail, (ii) current period tax accounting calculations not being accurately prepared, and (iii) reviews of tax accounting calculations not being performed with sufficient precision. Due to the number of errors identified resulting from these control deficiencies and the absence of sufficient mitigating controls, management concluded these errors, in the aggregate, constituted a material weakness in internal control because there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on the criteria in the Internal Control—Integrated Framework.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2007, which is included below in this Item 9A of this Form 10-K.

Changes in Internal Control over Financial Reporting

        Except as otherwise discussed below, there have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation of Material Control Weaknesses

        Management has identified the following measures to strengthen our internal control over financial reporting and address the material weakness described above. The Company engaged external tax advisors to assist with the calculation of the 2007 provision for income taxes and related deferred tax assets and income taxes payable prior to the filing of this Form 10-K but this change alone was not sufficient to remediate the material weakness. The Company intends to continue to supplement its internal resources with external tax advisors and service providers and has developed the following remediation plan.

  •
  Hire additional personnel trained and experienced in United States and foreign income tax accounting and reporting.

  •
  Periodically re-evaluate adequacy of internal resources and add necessary additional resources on a timely basis or supplement identified needs with external tax advisors and service providers.

  •
  Enhance our policies and procedures, including implementing new systems and software, for determining, documenting and calculating our income tax provision.

  •
  Accelerate the timing of certain tax review activities during the financial close process.

        Management anticipates the actions described above and the resulting improvements in controls will strengthen the Company's internal control over financial reporting relating to accounting for income taxes, and will, over time, address the related material weakness that management identified as of December 31, 2007. However, because these remedial actions relate to the hiring of additional personnel and many of the controls in the Company's system of internal controls rely extensively on manual review and approval, the Company cannot yet be certain that these remediation efforts will sufficiently cure its identified material weakness. Additionally, because of the complexity of income tax accounting, simple errors or honest mistakes in judgment can result in financial statement errors that may be material, either individually or in the aggregate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Clean Harbors, Inc.
Norwell, Massachusetts

        We have audited Clean Harbors, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company did not have adequate design or operational controls over the accounting for income taxes to provide reasonable assurance that the relevant income tax accounts and related disclosures were prepared in accordance with generally accepted accounting principles. As a result of the identified weakness, post-closing adjustments have been recorded to the Company's books and records and its consolidated financial statements. These adjustments, which are reflected in the accompanying consolidated financial statements for the year ended December 31, 2007, caused changes to income taxes payable, deferred income tax assets and liabilities, valuation allowance, income tax provision, and disclosures of such amounts. This weakness could continue to materially impact the balances in the accounts previously mentioned. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph relating to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 10, 2008

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2008 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Commission by April 29, 2008.

        For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2008 Annual Meeting of Stockholders, the following table includes information as of December 31, 2007 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders(1)	382,971	$14.09	642,489

(1)
Includes: (i) the Company's 1992 Equity Incentive Plan (the "1992 Plan") which expired in 2002, but under which there were outstanding on December 31, 2007, options for an aggregate of 74,765 shares; and (ii) the Company's 2000 Equity Incentive Plan under which there were on December 31, 2007, outstanding options for an aggregate of 308,206 shares, and 642,489 shares were available for grant of future options or restricted stock awards.

        In addition, the Company has an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2007, there were 521,182 shares reserved for future issuance under the ESSP.

        Note 16, "Employee Benefit Plans," to the financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this report presents further information about the plans summarized above.

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

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(6)
3.4B	Amended and Restated By-Laws of Clean Harbors, Inc.	(7)

4.28B	Amended and Restated Loan and Security Agreement dated June 30, 2004, and amended and restated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(8)
4.28C	Revolving Term Note dated December 1, 2005 executed by Clean Harbors, Inc.	(8)
4.28D	Amendment No. 1 dated as of April 4, 2006, to (a) the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto, and (b) the Amended and Restated Security Agreement, dated as of December 1, 2005, among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc., U.S. Bank National Association, as trustee for the second lien note creditors (as defined therein), and Credit Suisse, as collateral agent and administrative agent for the LC Facility	(9)
4.28E	Amendment No. 2 dated as of July 20, 2006, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(10)
4.28F	Term Loan Supplement dated as of August 18, 2006 among Clean Harbors, Inc. and the Subsidiaries party thereto, the Term Loan Lenders party thereto, Credit Suisse Securities (USA) LLC, as Arranger, Credit Suisse, as LC Facility Administrative Agent and LC Facility Collateral Agent, and the Guarantors party thereto	(11)

4.28G	Joinder Agreement dated as of August 18, 2006, made by Clean Harbors El Dorado, LLC, and Clean Harbors Wilmington, LLC, in favor of (a) Credit Suisse, as LC Facility Collateral Agent and LC Facility Administrative Agent, and (b) Bank of America, N.A., as Administrative Agent for the Revolving Facility	(11)
4.28H	Assumption Agreement dated as of August 18, 2006 made by Clean Harbors El Dorado, LLC, and Clean Harbors Wilmington, LLC, in favor of Credit Suisse, as Collateral Agent and LC Facility Agent	(11)
4.28I	Amendment No. 3 dated as of October 16, 2006, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(12)
4.29A	Amended and Restated Security Agreement dated as of June 30, 2004 and amended and restated as of December 1, 2005, among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc. in favor of Credit Suisse, as collateral agent (and as administrative agent under the LC Facility (as defined therein), for the benefit of the Secured Creditors (as defined therein), and acknowledged and agreed to by U.S. Bank National Association, solely in its capacity as trustee under the Senior Second Lien Notes Indenture (as defined therein) and not individually	(8)
4.32	Indenture dated as of June 30, 2004 by and among Clean Harbors, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee	(13)
4.32A	Supplemental Indenture dated as of August 18, 2006, among Clean Harbors, Inc., Clean Harbors El Dorado, LLC, Clean Harbors Wilmington, LLC, and U.S. Bank National Association, as Trustee	(11)
10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(14)
10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(14)
10.38	Clean Harbors, Inc. 1992 Equity Incentive Plan*	(15)
10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(16)
10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(17)
10.42	Clean Harbors, Inc. 2000 Stock Incentive Plan*	(18)
10.42A	Standard form of Non-Qualified Stock Option Agreement for employees*	(19)

10.42B	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers*	(19)
10.42C	Form of Non-Qualified Stock Option Agreement for non-employee directors*	(19)
10.42D	First Amendment to Clean Harbors, Inc. 2000 Stock Incentive Plan*	(20)
10.42E	Form of Restricted Stock Award Agreement*	(21)
10.42F	Form of Performance-Based Restricted Stock Award*	(9)
10.43	Key Employee Retention Plan*	(22)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.48	Form of Common Stock Purchase Warrant expiring September 10, 2009	(13)
10.49	Investors Rights Agreement among Clean Harbors, Inc. and the initial holders of Common Stock Purchase Warrants expiring September 10, 2009, dated as of June 30, 2004	(19)
10.50	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge*	(23)
10.51	Purchase and Sale Agreement by and between SITA U.S.A. Inc. and Clean Harbors, Inc. for all of the outstanding ownership interests in Teris L.L.C. dated as of May 3, 2006	(9)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith

(*)
A "management contract or compensatory plan or arrangement" filed as an exhibit to this report pursuant to Item 15(f) of Form 10-K.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2008.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM Alan S. McKim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman of the Board of Directors, President and Chief Executive Officer	March 10, 2008
/s/ JAMES M. RUTLEDGE James M. Rutledge	Executive Vice President, Chief Financial and Accounting Officer	March 10, 2008
* Gene Banucci	Director	March 10, 2008
* John D. Barr	Director	March 10, 2008
* John P. DeVillars	Director	March 10, 2008
* John F. Kaslow	Director	March 10, 2008
* Daniel J. McCarthy	Director	March 10, 2008
* John T. Preston	Director	March 10, 2008
* Andrea Robertson	Director	March 10, 2008
* Thomas J. Shields	Director	March 10, 2008
* Lorne R. Waxlax	Director	March 10, 2008

By:	/s/ ALAN S. MCKIM Alan S. McKim Attorney-in-Fact