Form 10-Q
period 2008-03-31
CLEAN HARBORS INC
filed 2008-05-12
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	23,328,008
(Class)	(Outstanding at May 8, 2008)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$86,153	$119,538
Marketable securities	1,500	850
Accounts receivable, net of allowances aggregating $6,331 and $6,105 respectively	180,411	193,126
Unbilled accounts receivable	15,051	14,703
Deferred costs	6,136	7,359
Prepaid expenses and other current assets	12,918	10,098
Supplies inventories	23,395	22,363
Deferred tax assets	11,497	11,491
Properties held for sale	374	910
Total current assets	337,435	380,438
Property, plant and equipment:
Land	26,217	22,273
Asset retirement costs (non-landfill)	1,784	1,438
Landfill assets	33,916	29,925
Buildings and improvements	118,543	112,469
Vehicles	32,497	22,854
Equipment	285,983	274,619
Furniture and fixtures	1,554	1,454
Construction in progress	17,209	18,702
	517,703	483,734
Less—accumulated depreciation and amortization	229,449	221,133
	288,254	262,601
Other assets:
Long-term investments	6,116	8,500
Deferred financing costs	5,306	5,881
Goodwill	24,809	21,572
Permits and other intangibles, net of accumulated amortization of $37,465 and $36,443, respectively	82,553	74,809
Deferred tax assets	12,317	12,176
Other	4,052	3,911
	135,153	126,849
Total assets	$760,842	$769,888

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
Current liabilities:
Uncashed checks	$6,854	$5,489
Current portion of capital lease obligations	478	1,251
Accounts payable	74,509	81,309
Deferred revenue	25,061	29,730
Other accrued expenses	60,346	65,789
Current portion of closure, post-closure and remedial liabilities	22,061	18,858
Income taxes payable	3,651	8,427
Total current liabilities	192,960	210,853
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,227 and $5,527, respectively	25,134	24,202
Remedial liabilities, less current portion of $15,834 and $13,331, respectively	139,329	141,428
Long-term obligations	120,746	120,712
Capital lease obligations, less current portion	616	1,520
Unrecognized tax benefits and other long-term liabilities	70,550	68,276
Total other liabilities	356,375	356,138

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 20,433,117 and 20,327,533 shares, respectively	204	203
Treasury stock	(1,451)	(1,170)
Additional paid-in capital	170,105	166,653
Accumulated other comprehensive income	14,014	17,498
Accumulated earnings	28,635	19,713
Total stockholders’ equity	211,507	202,897
Total liabilities and stockholders’ equity	$760,842	$769,888

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$242,509	$205,024
Cost of revenues (exclusive of items shown separately below)	170,194	151,604
Selling, general and administrative expenses	39,170	31,355
Accretion of environmental liabilities	2,670	2,474
Depreciation and amortization	10,475	8,938
Income from operations	20,000	10,653
Other (expense) income	(104)	6
Interest (expense), net of interest income of $1,062 and $795, respectively	(3,385)	(3,184)
Income before provision for income taxes	16,511	7,475
Provision for income taxes	7,589	3,974
Net income	8,922	3,501
Dividends on Series B preferred stock	—	69
Net income attributable to common stockholders	$8,922	$3,432

Earnings per share:
Basic income attributable to common stockholders	$0.44	$0.17
Diluted income attributable to common stockholders	$0.43	$0.17

Weighted average common shares outstanding	20,357	19,750
Weighted average common shares outstanding plus potentially dilutive common shares	20,910	20,637

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,922	$3,501
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,475	8,938
Allowance for doubtful accounts	(146)	(330)
Amortization of deferred financing costs and debt discount	609	474
Accretion of environmental liabilities	2,670	2,474
Changes in environmental liability estimates	(62)	(1,929)
Deferred income taxes	(41)	(5,056)
Stock-based compensation	733	894
Excess tax benefit of stock-based compensation	(1,604)	—
Income tax benefits related to stock option exercises	1,610	—
(Gain) loss on sale of fixed assets and assets held for sale	104	6
Changes in assets and liabilities:
Accounts receivable	15,077	10,586
Other current assets	(2,281)	(779)
Accounts payable	(7,365)	(11,506)
Other current liabilities	(13,814)	(9,953)
Environmental expenditures	(1,871)	(1,687)
Net cash from operating activities	13,016	(4,367)
Cash flows from investing activities:
Additions to property, plant and equipment	(19,207)	(5,722)
Acquisitions, net of cash acquired	(27,427)	(1,131)
Costs to obtain or renew permits	(1,393)	(64)
Proceeds from sales of fixed assets and assets held for sale	7	140
Sales of marketable securities	850	—
Purchase of available-for-sale securities	—	(877)
Net cash from investing activities	(47,170)	(7,654)
Cash flows from financing activities:
Change in uncashed checks	1,402	(4,158)
Proceeds from exercise of stock options	731	740
Deferred financing costs paid	—	(32)
Proceeds from employee stock purchase plan	379	260
Dividend payments on preferred stock	—	(69)
Payments on capital leases	(1,666)	(437)
Other	—	(69)
Excess tax benefit of stock-based compensation	1,604	—
Net cash from financing activities	2,450	(3,765)
Effect of exchange rate change on cash	(1,681)	184
(Decrease) in cash and cash equivalents	(33,385)	(15,602)
Cash and cash equivalents, beginning of period	119,538	73,550
Cash and cash equivalents, end of period	$86,153	$57,948

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$6,386	$5,680
Income taxes paid	9,568	5,789
Non-cash investing and financing activities:
Property, plant and equipment accrued	$5,099	$2,255

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Number of Shares	S 0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholder’s Equity
Balance at January 1, 2008	20,328	$203	$(1,170)	$166,653		$17,498	$19,713	$202,897
Net income	—	—	—	—	$8,922	—	8,922	8,922
Unrealized loss on long-term investments, net of taxes (see Note 5)	—	—	—	—	(548)	(548)	—	(548)
Foreign currency translation	—	—	—	—	(2,936)	(2,936)	—	(2,936)
Comprehensive income	—	—	—	—	$5,438	—	—	—
Stock-based compensation	9	—	—	733		—	—	733
Issuance of restricted shares, net of shares remitted	4	—	(281)	—			—	(281)
Exercise of stock options	82	1	—	730		—	—	731
Tax benefit on exercise of stock options	—	—	—	1,610		—	—	1,610
Employee stock purchase plan	10	—	—	379		—	—	379
Balance at March 31, 2008	20,433	$204	$(1,451)	$170,105		$14,014	$28,635	$211,507

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to Note 14, “Segment Reporting” and Note 15, “Guarantor and Non-Guarantor Subsidiaries” prior year information to conform to the current year presentation.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.  In February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2) which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year.  The Company currently expects the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis will not have a material impact on its consolidated financial statements. However, management will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included, but were limited to, the Company’s auction rate securities classified as available for sale securities and reflected at fair value.   The fair values of these securities as of March 31, 2008 were estimated utilizing a discounted cash flow analysis or significant other observable inputs.  The discounted cash flow analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  Prior to January 1, 2008, fair value was based on quoted market prices in the auction rate security markets.

As of March 31, 2008, all of the Company’s auction rate securities continue to have AAA underlying ratings. The  underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program.  As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized pre-tax loss of $0.9 million.  The unrealized loss resulted in an after tax reduction of $0.5 million to accumulated other comprehensive income.  The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and the anticipated recovery in the market value.  As of March 31, 2008, the Company continued to earn interest on virtually all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future fair value adjustment were other than temporary, it would record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008

Auction rate securities	$—	$1,500	$6,116	$7,616

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis or significant other observable inputs, during first quarter 2008.  Accordingly, these securities changed from Level 1 to either Level 2 or Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008 (in thousands):

2008
Balance at January 1, 2008	$—
Transfer to Level 3 from Level 1	7,000
Total unrealized losses included in other comprehensive income	(884)
Balance at March 31, 2008	$6,116

(3) BUSINESS COMBINATIONS

 On March 14, 2008, the Company acquired 100% of the outstanding stock of privately-held Universal Environmental, Inc., an environmental services company headquartered in Benicia, California, with a site office in Sparks, Nevada.  In conjunction with the acquisition, the Company also acquired the land surrounding the California office.   The purchase price is subject to post-closing adjustments based upon the amount by which Universal Environmental, Inc.’s net working capital as of the closing date exceeded or was less than $1.0 million.   The preliminary calculation of the purchase price was $14.6 million and the allocation of the preliminary purchase price to the assets acquired and liabilities assumed are described in the table below. The primary reason for the acquisition was to expand Site Services into new geographical locations.

On March 21, 2008, the Company acquired two separate solvent recycling facilities, one in Chicago, Illinois and the other in Hebron, Ohio, and the businesses associated with those facilities from Safety-Kleen Systems, Inc. The  preliminary purchase price was $6.8 million and $6.0 million, respectively, for the Chicago and Hebron businesses plus the assumption of an estimated $2.6 million of environmental liabilities related to the  Hebron facility and is subject to change based on final direct costs of the acquisition.  The Company anticipates that these acquisitions will broaden the services it can offer to customers and enhance its market share in the solvent recycling business.

The calculations of the preliminary purchase price and the preliminary allocation of assets acquired and liabilities assumed are as follows (in thousands):

	Universal Environmental, Inc. (1)	Hebron Ohio Solvent Recycling Facility (2)	Chicago Illinois Solvent Recycling Facility (3)
Preliminary purchase price
Cash consideration	$12,706	$6,600	$5,900
Acquisition costs	43	159	111
Estimated amount due to the seller for working capital adjustments	1,879	—	—
Total estimated purchase price	$14,628	$6,759	$6,011

Preliminary allocation of purchase price
Current assets	$3,833	$196	$333
Property, plant and equipment	7,541	3,869	4,183
Goodwill	—	3,237	—
Customer lists and other intangibles	4,254	2,800	1,536
Total assets acquired	15,628	10,102	6,052
Liabilities assumed	(1,000)	(3,343)	(41)
Net assets acquired	$14,628	$6,759	$6,011

Management has determined the preliminary purchase price allocations based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed.  Such amounts are subject to adjustment based on the additional information necessary, as discussed below, to determine fair values.

(1) An estimate of $0.4 million has been calculated as negative goodwill, which represents the excess of the fair value of the net assets acquired over the purchase price. Negative goodwill has been proportionally allocated to property, plant and equipment ($0.3 million) and customer lists and other intangibles ($0.1 million). The intangible assets are being amortized over their useful lives of nine years.  The purchase price and related allocation are  preliminarily determined and will be revised for working capital adjustments, adjustments made to the purchase price, additional information regarding tax assets, tax liabilities and tax attributes, additional information regarding other liabilities assumed, and revisions to preliminary estimates of the fair values of property, plant and equipment and other intangibles.

(2) The preliminary purchase price reflects an excess of the purchase price over the fair value of the net assets acquired of approximately $3.2 million, which has been recorded as goodwill.  The entire amount of goodwill has been assigned to the Technical Services segment and such amount is not expected to be deductible for tax purposes.   The purchase price and related allocation are  preliminarily determined and will be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, and revisions of preliminary estimates of fair values of property, plant and equipment, goodwill and other intangibles based on final valuations.

(3) An estimate of $2.5 million has been calculated as negative goodwill, which represents the excess of the fair value of the net assets acquired over the purchase price. Negative goodwill has been proportionally allocated to property, plant and equipment ($1.8 million) and customer lists and other intangibles ($0.7 million). The intangible assets are being amortized over their useful lives of 3 years to 10 years or a weighted average period of 7 years. The purchase price and related allocation are preliminarily determined and will be revised for adjustments made to the purchase price, additional information regarding liabilities assumed, and revisions to preliminary estimates of fair values of property, plant and equipment and other intangibles based on final valuations.

The results of  operations of the acquired businesses have been included in the Company’s consolidated financial statements since the respective dates of acquisition. On a proforma basis, the acquisitions completed during the quarter were not material to the Company’s results of operations.

In August 2007, the Company acquired certain assets owned by Romic Environmental Technologies Corporation (“Romic”), which specialized in the collection and recycling of both hazardous and non-hazardous waste materials, for $8.6 million. The purchase price was subject to an adjustment equal to 40% of revenues generated from Romic customers for the six-month period subsequent to the acquisition.  The final contingent payment due Romic of $2.2 million was paid, net of amounts due the Company, on March 31, 2008.

The following is the calculation of the final purchase price and the final summary of assets acquired and liabilities assumed after all purchase price adjustments as of March 31, 2008 (in thousands):

Final purchase price
Cash consideration	$7,362
Acquisition costs	883
Reduction of existing Romic receivables	308
Total purchase price	$8,553
Summary of net assets acquired

Other current assets	$114
Equipment	693
Customer list and other intangibles	7,811
Total assets acquired	8,618
Liabilities assumed	(65)
Net assets acquired	$8,553

Management has determined the final purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed.  Negative goodwill of $7.3 million was calculated, which represents the excess of the fair value of the net assets acquired over the purchase price. In accordance with SFAS No. 141, negative goodwill has been proportionally allocated to equipment ($0.6 million) and customer lists and other intangibles ($6.7 million). The intangible assets are being amortized over their useful lives of 3.6 years to 11 years or a weighted average period of 8 years.

(4) LANDFILL ASSETS

Changes to landfill assets for the three-month period ended March 31, 2008 were as follows (in thousands):

2008
Balance at January 1, 2008	$29,925
Asset retirement costs	346
Capital additions	3,875
Changes in estimates of landfill closure and post-closure liabilities	260
Currency translation, reclassifications and other	(490)
Balance at March 31, 2008	$33,916

Rates used to amortize landfill assets are calculated based upon the dollar value of estimated final liabilities discounted at the current year credit adjusted risk free rate, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill and for each asset category, and change as they are recalculated each year at the newly established discount rate for that year. The calculation of landfill asset amortization expense per cubic yard was revised in the first quarter of 2008 to include landfill cell construction. The calculation of the average rate reported in the Company’s March 30, 2007 Form 10-Q has also been updated to include cell construction costs. During the three-month periods ended March 31, 2008 and 2007, landfill assets were depreciated at average rates of $8.33 and $6.80 per cubic yard, respectively. The increase in the 2008 amortization rate resulted primarily from the inclusion of cell construction cost estimates based on a re-evaluation of the future construction costs for progressive trenches. Cell construction costs and the related amortization are increasing as cells are constructed to replace cells that have filled since the CSD acquisition.

(5) INVESTMENTS

As of March 31, 2008, the Company’s investments included $1.5 million of auction rate securities classified on the Company’s balance sheet as marketable securities and $6.1 million as non-current, available for sale securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities (with new interest rates set in the most recent auctions) or liquidate their holdings by selling their securities at par value. Prior to January 1, 2008, the Company generally invested in auction rate securities for short periods of time as part of its cash management program.  Due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the first quarter of 2008.  Subsequent to March 31, 2008, the Company accepted an offer to purchase a $1.5 million auction rate security at par to be settled in the latter half of May 2008.  As a result, the Company classified that security as a short-term marketable security as of March 31, 2008. The Company is unable to determine when the market for student loan collateralized instruments will recover.  Except for the $1.5 million security for which the Company has accepted an offer to purchase, the Company has therefore classified the remaining auction rate securities as non-current and has included them in long-term investments on its unaudited consolidated balance sheet at March 31, 2008.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Below is a summary of amortizable intangible assets (in thousands):

	March 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Permits	$98,546	$31,668	$66,878	$98,391	$30,902	$67,489
Customer lists and other intangible assets	21,472	5,797	15,675	12,861	5,541	7,320
	$120,018	$37,465	$82,553	$111,252	$36,443	$74,809

The increase in customer lists and other intangible assets is based primarily on preliminary estimates of the fair values of intangible assets acquired during the quarter ended March 31, 2008.   The goodwill balance as of March 31, 2008 also increased $3.2 million from December 31, 2007 as a result of the acquisition of the Hebron, Ohio solvent recovery facility.  The foregoing includes estimates that are subject to change based upon final valuations.

(7) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Insurance	$14,514	$12,984
Interest	2,818	5,367
Accrued disposal costs	2,905	2,998
Accrued compensation and benefits	16,147	19,938
Other items	23,962	24,502
	$60,346	$65,789

(8) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities for the three months ended March 31, 2008 were as follows (in thousands):

	Landfill	Non-Landfill
	Retirement Liability	Retirement Liability	Total
Balance at January 1, 2008	$22,896	$6,833	$29,729
Liabilities assumed in acquisitions	—	418	418
New asset retirement obligations	346	—	346
Accretion	758	209	967
Changes in estimate recorded to statement of operations	—	14	14
Other changes in estimates recorded to balance sheet	260	—	260
Settlement of obligations	(74)	(212)	(286)
Currency translation and other	(73)	(14)	(87)
Balance at March 31, 2008	$24,113	$7,248	$31,361

All of the landfill facilities included above were active as of March 31, 2008.

Rates used to accrue closure and post-closure costs are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill, each open cell within that landfill and for each accrual category, and are recalculated each year. During the three months ended March 31, 2008 and 2007, asset retirement obligations were accrued at an average rate of $1.54 and $2.01 per cubic yard, respectively. The difference in the accrual rate of asset retirement obligations resulted from differences in the individual rates for the cells used during the respective year.

Anticipated payments at March 31, 2008 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining nine months of 2008	$5,802
2009	7,494
2010	9,057
2011	2,011
2012	1,432
Thereafter	219,903
Undiscounted closure and post-closure liabilities	245,699
Less: Reserves to be provided (including discount of $125.8 million) over remaining site lives	(214,338)
Present value of closure and post-closure liabilities	$31,361

New asset retirement obligations incurred in 2008 are being discounted at the credit-adjusted risk-free rate of 10.12%  and inflated at a rate of 2.44%.

(9) REMEDIAL LIABILITIES

The changes to remedial liabilities for the three months ended March 31, 2008 were as follows (in thousands):

			Remedial
			Liabilities
			(Including
	Remedial	Remedial	Superfund) for
	Liabilities for	Liabilities for	Non-Landfill
	Landfill Sites	Inactive Sites	Operations	Total
Balance at January 1, 2008	$5,682	$88,619	$60,458	$154,759
Liabilities assumed in acquisitions	—	—	2,585	2,585
Accretion	67	1,030	606	1,703
Changes in estimate recorded to statement of operations	(171)	(31)	126	(76)
Settlement of obligations	(22)	(1,014)	(549)	(1,585)
Currency translation and other	(107)	114	(2,230)	(2,223)
Balance at March 31, 2008	$5,449	$88,718	$60,996	$155,163

The $2.6 million of liabilities assumed relates to remediation liabilities at the Company’s solvent recovery facility at Hebron, Ohio acquired in March 2008.   Such remedial liabilities have been preliminarily determined and are subject to adjustment.

Anticipated payments at March 31, 2008 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Periods ending December 31,
Remaining nine months of 2008	$12,963
2009	10,850
2010	10,535
2011	12,157
2012	11,706
Thereafter	140,542
Undiscounted remedial liabilities	198,753
Less: Discount	(43,590)
Total remedial liabilities	$155,163

The anticipated payments for long-term maintenance range from $4.9 million to $8.8 million per year over the next five years. Spending on one-time projects for the next five years ranges from $1.6 million to $3.7 million per year. Legal and Superfund liabilities payments are expected to be between $1.0 million and $6.4 million per year for the next five years. These estimates are reviewed at least quarterly, and adjusted as additional information becomes available.

 (10) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2008	December 31, 2007
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	$91,518	$91,518
Revolving Facility	—	—
Term Loan with a financial institution, bearing interest at the U.S. prime rate (5.66% at March 31, 2008) plus 1.5%, or the Eurodollar rate (2.78% at March 31, 2008) plus 2.50%, collateralized by a first-priority lien (second priority as to accounts receivable) on substantially all of the Company’s assets within the United States (maturity date of December 1, 2010)	30,000	30,000
Less unamortized issue discount	772	806
Long-term obligations	$120,746	$120,712

The fair value of the Senior Secured Notes at March 31, 2008 and 2007 was $95.1 million and $99.5 million, respectively, and calculated based on quoted prices in inactive markets (level 2 inputs).

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

At March 31, 2008, the Company had outstanding $91.5 million of Senior Secured Notes, a $70.0 million Revolving Facility, a $50.0 million Synthetic LC Facility, and a $30.0 million term loan (the “Term Loan”). The financing arrangements and principal terms of each are discussed further in the Company’s 2007 Annual Report on Form 10-K. There have not been any material changes in our terms and conditions during the first three months of 2008.

At March 31, 2008, the Company had no borrowings and $39.5 million of letters of credit outstanding under its Revolving Facility, and the Company had approximately $30.5 million available to borrow. At March 31, 2008, letters of credit outstanding under the Company’s Synthetic LC facility were $48.0 million.

As of March 31, 2008, the Company was in compliance with the covenants under all the Company’s debt agreements.

(11) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company’s waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At March 31, 2008, the Company was involved in various proceedings, the principal of which are described in Note 11, “Commitments and Contingencies” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The disclosures below relate to material contingencies associated with litigation existing at the end of the most recent year or events subsequent to the end of the most recent fiscal year that have occurred which had, or could have, a material impact on the Company’s consolidated financial statements.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets. As of March 31, 2008, the Company had reserves of $32.8 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. At December 31, 2007, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.8 million greater than the $32.6 million reserve balance at December 31, 2007. The Company believes that as of March 31, 2008, there has been no material change in the reasonably possible amount of $3.8 million. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 9, “Remedial Liabilities.”

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

On September 26, 2007 the Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superceding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the matter and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. At March 31, 2008 and December 31, 2007, the Company had accrued $12.7 million and $13.1 million, respectively, for remedial liabilities and associated legal costs relating to the Ville Mercier legal proceedings.

Properties Included in CSD Assets. The CSD assets include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality (the “LDEQ”). In December 2003, the Company received an information request from the EPA pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern (“COCs”) cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR

Facility may be sufficient to address the EPA’s concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. In September 2007 the EPA sent Special Notice Letters to certain generators of waste materials containing COCs that had shipped the COCs to the BR Facility in the past and that EPA believes may be liable under Superfund laws, requiring those generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of Devil’s Swamp. EPA sent a follow-up letter to the September 2007 letter on January 17, 2008, contacting the recipients to confirm a negotiation and organizational meeting on January 31, 2008 at the EPA’s offices in Dallas, Texas. The Company participated in this meeting, and the recipients of the notice letters conferred further with the Company by teleconference on February 19th. The Company cannot estimate the Company’s potential additional liability for Devil’s Swamp associated with this litigation.

Third Party Superfund Sites.  Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to two of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets which have affected the Company’s estimated liabilities relating to those sites. Of the remaining Listed Third Party Sites, the Company, on behalf of the Sellers, is contesting with the governmental entities and PRP groups involved the Sellers’ liability at two sites, has settled the Sellers’ liability at two sites, and plans to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to all of the 35 Listed Third Party Sites, the Company had reserves of $8.1 million and $7.7 million at March 31, 2008 and December 31, 2007, respectively.

By letters to the Company dated between September 2004 and May 2006, the Sellers identified, in addition to the 35 Listed Third Party Sites, five additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such five additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any) which the Sellers may incur in connection with such additional sites. The Company intends to assist the Sellers in providing information now in the Company’s possession with respect to such five additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those five additional sites, the Company may have some liability independently of the Sellers’ involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is now investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those five additional sites that are both probable and estimable at this time, and the Company therefore has not established any reserves for any potential liabilities of the Sellers in connection therewith. At one site the potential liability of the Sellers is de minimis and a settlement has already been offered to the Sellers to that effect, and at one site the Company believes that the Sellers shipped no wastes or substances into the site and therefore the Sellers have no liability. For the other three sites, the Company cannot estimate the amount of the Sellers’ liabilities, if any, at this time.

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

As of March 31, 2008 and December 31, 2007, the Company had reserves of $0.6 million and $0.6 million, respectively, for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Included in the above noted reserve at both March 31, 2008 and December 31, 2007 is a potential liability where the Company was issued an official Notice Letter in February 2007 pertaining to its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. No indemnification exists for this site.

Lopez Lawsuit.  The Company has been involved in several lawsuits (collectively, the “Lopez Lawsuit”) arising out of a complaint originally filed in 2003 by Mr. Eddie Lopez and his wife, Ms. Sandy Lopez, against Clean Harbors Environmental Services, Inc. (“CHES”).  The remaining active case is pending in the United States District Court for the Northern District of Illinios (the “District Court”).The plaintiffs filed an amended complaint in the District Court on December 3, 2007, which alleges that Mr. Lopez was exposed to toxic fumes and thereby suffered severe injuries while employed by a Clean Harbors’ vendor to  pick up dumpsters at the “Clean Harbors facility” in Chicago, Illinois. The amended complaint seeks damages in an unspecified amount for personal injury, loss of income and loss of consortium. The Company believes that the claims made against CHES in the Lopez Lawsuit are fully defensible on the merits and intends to vigorously defend against such claims.

On April 6, 2008, the insurance company that had originally been notified and had agreed to indemnify and defend Clean Harbors but had issued a reservation of rights letter filed a complaint in the District Court seeking a declaratory judgment that it has no obligation to defend or indemnify Clean Harbors.  Clean Harbors has notified two other insurance companies that have agreed to indemnify and defend Clean Harbors but have also issued reservation of right letters.

The Company is now engaged in investigations and ongoing discussions with its various insurance carriers as well as its insurance broker concerning its rights to coverage for any potential liabilities that may arise out of the Lopez Lawsuit, and the Company intends to vigorously assert its rights to such coverage based on such investigations and discussions. However, in the event that the plaintiffs were to prevail in the Lopez Lawsuit and CHES’ general liability insurance carrier, umbrella liability carrier and environmental impairment liability insurance carrier were to successfully deny coverage, then the Company could be faced with potential significant liabilities.  In such an event, the Company would vigorously pursue remedies against various third parties relating thereto. At March 31, 2008, the Company had not recorded any liability for this matter on the basis that such liability is not probable.

Regulatory Proceedings

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2008, there were two additional proceedings to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The matters involve allegations that the Company (i) stored polychlorinated biphenyls, or “PCBs,” in tanks in violation of  a facilities permit; and (ii) improperly managed containers prior to incineration in violation of a facility’s permit and violated federal air regulations at an operating landfill as a result of a few small fires. The Company does not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

 (12) INCOME TAXES

The income tax expense for the first quarter of 2008 was based on the estimated effective tax rate for the year. The effective tax rate decreased in 2008 as compared to the same period in 2007 primarily related to a reduction in the expected amount of permanent differences for the year.

  As of March 31, 2008 the Company’s unrecognized tax benefits were $69.2 million which included $15.3 million of interest and $4.3 million of penalties.

The Company anticipates that total unrecognized tax benefits other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $2.1 million by March 31, 2009.   The $2.1 million was related to a business combination and as such will be recorded as a reduction of intangible assets and will not impact the income tax provision.

(13) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$8,922	20,357	$0.44	$3,432	19,750	$0.17
Dilutive effect of equity-based compensation awards and warrants	—	553	(0.01)	69	887	—
Diluted income attributable to common stockholders	$8,922	20,910	$0.43	$3,501	20,637	$0.17

 (14) SEGMENT REPORTING

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

The following table reconciles third party revenues to direct revenues for the three-month periods ended March 31, 2008 and 2007 (in thousands). Outside or third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Certain reporting units have been reclassified to conform to the current year presentation.

	For the Three Months Ended March 31, 2008
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$166,312	$76,190	$7	$242,509
Intersegment revenues	11,402	5,128	71	16,601
Gross revenues	177,714	81,318	78	259,110
Intersegment expenses	(5,745)	(10,311)	(545)	(16,601)
Direct revenues	$171,969	$71,007	$(467)	$242,509

	For the Three Months Ended March 31, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$139,721	$65,304	$(1)	$205,024
Intersegment revenues (1)	29,192	5,610	188	34,990
Gross revenues	168,913	70,914	187	240,014
Intersegment expenses(1)	(25,705)	(8,733)	(552)	(34,990)
Direct revenues	$143,208	$62,181	$(365)	$205,024

(1)                                  Adjustments of $14,232 and $65 for Technical Services and Site Services, respectively, were made between intersegment expenses and intersegment revenues to correct amounts previously reported.   The adjustments eliminate in consolidation and were considered immaterial.

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments.

	For the Three Months Ended March 31,
	2008	2007
Adjusted EBITDA:
Technical Services	$40,227	$25,373
Site Services	7,885	8,578
Corporate Items	(14,967)	(11,886)
Total	33,145	22,065

Reconciliation to Consolidated Statement of Operations:
Accretion of environmental liabilities	2,670	2,474
Depreciation and amortization	10,475	8,938
Income from operations	20,000	10,653
Other (income) expense	104	(6)
Interest expense, net of interest income	3,385	3,184
Income before provision for income taxes	$16,511	$7,475

The following table presents property, plant and equipment by reported segment and in the aggregate (in thousands):

	March 31, 2008	December 31, 2007
Property, plant and equipment, net
Technical Services	$225,027	$216,796
Site Services	28,330	20,105
Corporate or other assets	34,897	25,700
	$288,254	$262,601

The following table presents intangible assets by reported segment (in thousands):

Intangible assets:
Technical Services
Goodwill	$24,661	$21,424
Permits and other intangibles, net	73,602	69,995
Total Technical Services	98,263	91,419
Site Services
Goodwill	148	148
Permits and other intangibles, net	8,951	4,814
Total Site Services	9,099	4,962
Total	$107,362	$96,381

The following table presents the total assets by reported segment (in thousands):

	March 31, 2008	December 31, 2007
Technical Services	$460,623	$369,053
Site Services	54,217	37,710
Corporate Items	246,002	363,125
Total	$760,842	$769,888

The following table presents the total assets by geographical area (in thousands):

	March 31, 2008	December 31, 2007
United States	$627,968	$631,630
Canada	132,874	138,258
Total	$760,842	$769,888

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

Following is the condensed consolidating balance sheet at March 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$36,128	$1,141	$48,884	$—	$86,153
Intercompany receivables	(276)	—	188,668	(188,392)	—
Other current assets	12,923	213,406	24,953	—	251,282
Property, plant and equipment, net	—	252,628	35,626	—	288,254
Investments in subsidiaries	359,731	137,855	91,654	(589,240)	—
Intercompany note receivable	—	116,788	3,701	(120,489)	—
Other long-term assets	20,007	80,619	34,527	—	135,153
Total assets	$428,513	$802,437	$428,013	$(898,121)	$760,842
Liabilities and Stockholders’ Equity:
Current liabilities	$43,912	$129,140	$19,908	$—	$192,960
Intercompany payables	—	188,392	—	(188,392)	—
Closure, post-closure and remedial liabilities, net	—	145,934	18,529	—	164,463
Long-term obligations	120,746	—	—	—	120,746
Capital lease obligations, net	—	410	206	—	616
Intercompany note payable	3,701	—	116,788	(120,489)	—
Other long-term liabilities	48,647	1,560	20,343	—	70,550
Total liabilities	217,006	465,436	175,774	(308,881)	549,335
Stockholders’ equity	211,507	337,001	252,239	(589,240)	211,507
Total liabilities and stockholders’ equity	$428,513	$802,437	$428,013	$(898,121)	$760,842

Following is the condensed consolidating balance sheet at December 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,925	$32,301	$51,312	$—	$119,538
Intercompany receivables	2,521	—	80,521	(83,042)	—
Other current assets	12,287	220,060	28,553	—	260,900
Property, plant and equipment, net	—	230,449	32,152	—	262,601
Investments in subsidiaries	344,953	140,298	91,654	(576,905)	—
Intercompany note receivable	—	121,445	3,701	(125,146)	—
Other long-term assets	22,631	68,396	35,822	—	126,849
Total assets	$418,317	$812,949	$323,715	$(785,093)	$769,888
Liabilities and Stockholders’ Equity:
Current liabilities	$43,504	$143,672	$23,677	$—	$210,853
Intercompany payables	—	83,042	—	(83,042)	—
Closure, post-closure and remedial liabilities, net	—	145,752	19,878	—	165,630
Long-term obligations	120,712	—	—	—	120,712
Capital lease obligations, net	—	1,174	346	—	1,520
Intercompany note payable	3,701	—	121,445	(125,146)	—
Other long-term liabilities	47,503	—	20,773	—	68,276
Total liabilities	215,420	373,640	186,119	(208,188)	566,991
Stockholders’ equity	202,897	439,309	137,596	(576,905)	202,897
Total liabilities and stockholders’ equity	$418,317	$812,949	$323,715	$(785,093)	$769,888

Following is the consolidating statement of operations for the three months ended March 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$208,858	$38,867	$(5,216)	$242,509
Cost of revenues	—	149,325	26,085	(5,216)	170,194
Selling, general and administrative expenses	—	33,860	5,310	—	39,170
Accretion of environmental liabilities	—	2,391	279	—	2,670
Depreciation and amortization	—	9,211	1,264	—	10,475
Income from operations	—	14,071	5,929	—	20,000
Other income (expense)	—	(108)	4	—	(104)
Interest income (expense)	(3,630)	(169)	414	—	(3,385)
Equity in earnings of subsidiaries	18,262	4,164	—	(22,426)	—
Intercompany dividend income (expense)	—	—	3,409	(3,409)	—
Intercompany interest income (expense)	—	3,289	(3,289)	—	—
Income before provision for income taxes	14,632	21,247	6,467	(25,835)	16,511
Provision for income taxes	5,710	329	1,550	—	7,589
Net income	$8,922	$20,918	$4,917	$(25,835)	$8,922

Following is the consolidating statement of operations for the three months ended March 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$177,591	$30,982	$(3,549)	$205,024
Cost of revenues	—	133,593	21,560	(3,549)	151,604
Selling, general and administrative expenses	—	24,593	6,762	—	31,355
Accretion of environmental liabilities	—	2,258	216	—	2,474
Depreciation and amortization	—	7,153	1,785	—	8,938
Income from operations	—	9,994	659	—	10,653
Other income	—	6	—	—	6
Interest income (expense)	(3,413)	(77)	306	—	(3,184)
Equity in earnings of subsidiaries	10,199	(18)	—	(10,181)	—
Intercompany dividend income (expense)	—	—	2,921	(2,921)	—
Intercompany interest income (expense)	—	2,820	(2,820)	—	—
Income before provision for income taxes	6,786	12,725	1,066	(13,102)	7,475
Provision for income taxes	3,285	—	689	—	3,974
Net income	$3,501	$12,725	$377	$(13,102)	$3,501

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(3,361)	$12,535	$3,842	$13,016
Cash flows from investing activities:
Additions to property, plant and equipment	—	(14,855)	(4,352)	(19,207)
Costs to obtain or renew permits	—	(1,408)	15	(1,393)
Proceeds from sales of fixed assets	—	7	—	7
Sale of marketable securities	850	—	—	850
Acquisitions, net of cash acquired	(27,427)	—	—	(27,427)
Net cash from investing activities	(26,577)	(16,256)	(4,337)	(47,170)

Cash flows from financing activities:
Change in uncashed checks	—	1,458	(56)	1,402
Proceeds from exercise of stock options	731	—	—	731
Proceeds from employee stock purchase plan	379	—	—	379
Payments of capital leases	—	(1,470)	(196)	(1,666)
Excess tax benefit of stock-based compensation	1,604	—	—	1,604
Intercompany financing	27,427	(27,427)	—	—
Interest (payments) / received	—	—	—	—
Dividends (paid) received	—	—	—	—
Net cash from financing activities	30,141	(27,439)	(252)	2,450
Effect of exchange rate change on cash	—	—	(1,681)	(1,681)
Increase (decrease) in cash and cash equivalents	203	(31,160)	(2,428)	(33,385)
Cash and cash equivalents, beginning of period	35,925	32,301	51,312	119,538
Cash and cash equivalents, end of period	$36,128	$1,141	$48,884	$86,153

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities (1)	$445	$(2,727)	$(2,085)	$(4,367)
Cash flows from investing activities:
Additions to property, plant and equipment	—	(5,211)	(511)	(5,722)
Costs to obtain or renew permits	—	(64)	—	(64)
Proceeds from sales of fixed assets	—	140	—	140
Cost of available-for-sale securities	(850)	(27)	—	(877)
Acquisition of Ensco Caribe	(1,131)	—	—	(1,131)
Net cash from investing activities	(1,981)	(5,162)	(511)	(7,654)

Cash flows from financing activities:
Change in uncashed checks	—	(2,037)	(2,121)	(4,158)
Proceeds from exercise of stock options	740	—	—	740
Deferred financing costs incurred	(32)	—	—	(32)
Proceeds from employee stock purchase plan	260	—	—	260
Dividend payments on preferred stock	(69)	—	—	(69)
Payments of capital leases	—	(382)	(55)	(437)
Other	(69)	—	—	(69)
Interest (payments) / received	—	10,223	(10,223)	—
Dividends (paid) received	—	(11,777)	11,777	—
Net cash from financing activities	830	(3,973)	(622)	(3,765)
Effect of exchange rate change on cash	—	—	184	184
Decrease in cash and cash equivalents	(706)	(11,862)	(3,034)	(15,602)
Cash and cash equivalents, beginning of period	822	44,854	27,874	73,550
Cash and cash equivalents, end of period	$116	$32,992	$24,840	$57,948

(1)                                  Adjustments of $10,199 and $18 for Clean Harbors, Inc. and US Guarantor Subsidiaries, respectively, were made between investing activities and operating activities to correct amounts previously reported. The adjustments eliminate in consolidation and were considered immaterial.

(16)  SUBSEQUENT EVENT

On April 29, 2008, the Company issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters’ option, at a public offering price of $63.75 per share.   After deducting the underwriter discount, the Company received net proceeds, before offering expenses, of $174.1 million from the issuance.   The Company expects to use the net proceeds for one or more of the following:  potential future acquisitions, repayment of debt and working capital.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008 under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

We provide a wide range of environmental services and solutions to a diversified customer base in the United States, Puerto Rico, Mexico and Canada. Throughout North America, we perform environmental services through a network of service locations, and operate incineration facilities, commercial landfills, wastewater treatment operations, and transportation, storage and disposal facilities, as well as polychlorinated biphenyls (“PCB”) management facilities and oil and used oil products recycling facilities.  In March 2008, we also acquired and now operate two solvent recycling facilities. We seek to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness.

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

Environmental Liabilities

We have accrued environmental liabilities, as of March 31, 2008, of approximately $186.5 million, substantially all of which we assumed as part of our acquisition of substantially all of the assets of the Chemcial Services Division, or “CSD,” of Safety-Kleen Corp. in September 2002 and several subsequent acquisitions. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

Closure and Post-closure Liabilities

The changes to closure and post-closure liabilities for the three months ended March 31, 2008 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2008	$22,896	$6,833	$29,729
Liabilities assumed in acquisitions	—	418	418
New asset retirement obligations	346	—	346
Accretion	758	209	967
Changes in estimate recorded to statement of operations	—	14	14
Other changes in estimates recorded to balance sheet	260	—	260
Settlement of obligations	(74)	(212)	(286)
Currency translation and other	(73)	(14)	(87)
Balance at March 31, 2008	$24,113	$7,248	$31,361

Remedial Liabilities

The changes to remedial liabilities for the three months ended March 31, 2008 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2008	$5,682	$88,619	$60,458	$154,759
Liabilities assumed in acquisitions	—	—	2,585	2,585
Accretion	67	1,030	606	1,703
Changes in estimate recorded to statement of operations	(171)	(31)	126	(76)
Settlement of obligations	(22)	(1,014)	(549)	(1,585)
Currency translation and other	(107)	114	(2,230)	(2,223)
Balance at March 31, 2008	$5,449	$88,718	$60,996	$155,163

The $2.6 million of liabilities assumed relates to remediation liabilities at our solvent recovery facility at Hebron, Ohio acquired in March 2008.  Such remedial liabilities have been preliminarily determined and are subject to adjustment.

Results of Operations

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1, “Financial Statements,” in this report.

	Percentage of Revenues For the Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below):	70.2	73.9
Selling, general and administrative expenses	16.2	15.3
Accretion of environmental liabilities	1.1	1.2
Depreciation and amortization	4.3	4.4
Income from operations	8.2	5.2
Other income (expense)	—	—
Interest expense, net	(1.4)	(1.6)
Income before provision for income taxes	6.8	3.6
Provision for income taxes	3.1	1.9
Net income	3.7%	1.7%

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

The following is a reconciliation of net income to Adjusted EBITDA for the three-month period ended March 31, 2008:

Net income	$8,922
Accretion of environmental liabilities	2,670
Depreciation and amortization	10,475
Interest expense, net	3,385
Provision for income taxes	7,589
Other (income) loss	104
Adjusted EBITDA	$33,145

The following reconciles Adjusted EBITDA to cash from operations for the three-month period ended March 31, 2008:

Adjusted EBITDA	$33,145
Interest expense, net	(3,385)
Provision for income taxes	(7,589)
Allowance for doubtful accounts	(146)
Amortization of deferred financing costs and debt discount	609
Change in environmental liability estimates	(62)
Deferred income taxes	(41)
Stock-based compensation	733
Excess tax benefit of stock-based compensation	(1,604)
Income tax benefits related to stock option exercises	1,610
Changes in assets and liabilities
Accounts receivable	15,077
Other current assets	(2,281)
Accounts payable	(7,365)
Environmental expenditures	(1,871)
Other current liabilities	(13,814)
Net cash from operating activities	$13,016

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended March 31, 2008 and 2007 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 17, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1, “Financial Statements” and in particular Note 14, “Segment Reporting” in this report.

	For the Three Months Ended March 31,
	2008	2007(1)
Direct Revenues:
Technical Services	$171,969	$143,208
Site Services	71,007	62,181
Corporate Items	(467)	(365)
Total	242,509	205,024

Cost of Revenues:
Technical Services	114,478	103,226
Site Services	55,662	48,212
Corporate Items	54	166
Total	170,194	151,604

Selling, General and Administrative Expenses:
Technical Services	17,264	14,609
Site Services	7,460	5,391
Corporate Items	14,446	11,355
Total	39,170	31,355

Adjusted EBITDA:
Technical Services	40,227	25,373
Site Services	7,885	8,578
Corporate Items	(14,967)	(11,886)
Total	33,145	22,065

(1)           Certain reclassifications have been made to conform to the current year presentation.

Three months ended March 31, 2008 versus the three months ended March 31, 2007

Revenues

Total revenues for the three months ended March 31, 2008 increased $37.5 million to $242.5 million from $205.0 million for the comparable period in 2007.

Technical Services revenues for the three months ended March 31, 2008 increased $28.8 million to $172.0 million from $143.2 million for the comparable period in 2007. The primary increases in Technical Services revenues consisted of increases in the pricing and volume of waste processed through our facilities of $10.6 million and $3.5 million, respectively. The increase was also attributable to new business from the Romic acquisition in 2007, $3.9 million due to the strengthening of the Canadian dollar in 2008 as compared to 2007, especially strong performance in the transportation and disposal business line, as well as existing base business holding strong across all regions.

Site Services revenues for the three months ended March 31, 2008 increased $8.8 million to $71.0 million from $62.2 million for the comparable period in 2007.  In the first quarter of 2008, Site Services performed negligible large emergency response projects.  In the first quarter of 2007, Site Services continued to perform emergency response work in the Gulf region related to hurricanes Katrina and Rita. In 2007, this work accounted for $2.7 million of outside revenues, offset by intercompany costs of  $0.5 million, resulting in direct revenue of $2.2 million, or 3.5% of direct revenue for this segment. Base Site Services revenue increased $10.8 million from the first quarter of 2008 compared to the first quarter of 2007. This increase was due to a larger volume of  remedial projects, particularly in the West and South regions, an increase in mid-size emergency response projects, as well as favorable volumes in the chemical recycling and distribution group. These increases were augmented by strong base and project business in the Northeast, South and West regions.  An increase of $0.4 million was attributed to the strengthening of the Canadian dollar in 2008 as compared to 2007.

Corporate Items revenues for the three months ended March 31, 2008 and 2007 were similar at $(467) thousand and $(365) thousand, respectively.

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

Cost of Revenues

Total cost of revenues for the three months ended March 31, 2008 increased $18.6 million to $170.2 million compared to $151.6 million for the comparable period in 2007.

Technical Services cost of revenues increased $11.3 million to $114.5 million from $103.2 million for the comparable period in 2007. Cost of revenues for Technical Services increased $2.4 due to the strengthening of the Canadian dollar in 2008 as compared to 2007,  $2.4 million in building and equipment repairs and maintenance expense, $1.8 million in outside disposal, $1.7 million in employee labor and related costs, $1.0 million in taxes and insurance, $0.9 million in deferred costs, $0.6 million in utility expense, $0.4 million in subcontractor costs, $0.4 million in downtime and turnaround expense and $0.1 million in transportation and discharge fees.  These increases were offset by a $0.6 million decrease in materials and supplies cost.

 Site Services cost of revenues for the three months ended March 31, 2008 increased $7.4 million to $55.6 million from $48.2 million for the comparable period in 2007.  Cost of revenues for the first quarter of 2008 related to the performance of major emergency response jobs decreased by $1.5 million from $1.6 million in 2007.  Non-event Site Services cost of revenue increased $9.0 million in 2008 as compared to 2007. Outside transportation and disposal costs increased $3.1 million due to business mix, labor and related costs were up $2.2 million due to expansion and growth, particularly in the West and Northeast regions.  Materials and supplies increased $1.6 million primarily due to increased volume in the South Region.  Other areas resulting in increased costs included vehicle and related expenses, $0.6 million, travel expenses, $0.4 million and subcontracting expenses, $0.3 million.  Cost of revenues increased $0.4 million due to the strengthening of the Canadian dollar in 2008 as compared to 2007.

Corporate Items cost of revenues for the three months ended March 31, 2008 and 2007 were similar at $0.1 million and $0.2 million, respectively.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2008 increased $7.9 million to $39.2 million from $31.3 million for the comparable period in 2007.

Technical Services selling, general and administrative expenses for the three months ended March 31, 2008 increased $2.7 million to $17.3 million from $14.6 million for the comparable period in 2007 primarily due to increased headcount and related labor costs required to support business growth.

Site Services selling, general and administrative expenses increased $2.1 million to $7.5 million for the three-month period ended March 31, 2008 from $5.4 million for the corresponding period of the preceding year.  The increase was primarily due to increased headcount and related labor costs required to support business growth of $0.8 million, an increase in incentive compensation of $0.5 million and a $0.5 million environmental change in estimate reduction in 2007 that was not repeated in 2008.

Corporate Items selling, general and administrative expenses for the three months ended March 31, 2008 increased $3.1 million to $14.4 million from $11.3 million for the comparable period in 2007.  $1.6 million of the increase resulted from changes in environmental liability estimates which caused a benefit of $1.3 million in 2007 and a loss of $0.3 million in 2008.  The remaining increase of $1.5 million arose from an increase in incentive compensation of $2.8 million and health insurance costs increasing by $0.8 million, mainly as a result of higher claims, and an increase in salaries and stock-based compensation of $0.4 million, offset by foreign exchange losses falling by $1.0, a decrease in severance costs of $0.9 million, a reduction of professional fees of $0.5 million, and other net decreases of $0.1 million.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segment for the three months ended March 31, 2008 increased $11.0 million to $33.1 million from $22.1 million for the comparable period in 2007.  The contribution of Technical Services increased $14.8 million, Site Services contribution decreased $0.7 million and Corporate Items costs increased $3.1 million.

The combined Adjusted EBITDA contribution was comprised of revenues of $242.5 million and $205.0 million, net of cost of revenues of $170.2 million and $151.6 million and selling, general and administrative expenses of $39.2 million and $31.3 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three months ended March 31, 2008 increased $0.2 million to $2.7 million from $2.5 million for the comparable period in 2007 primarily due to the annual recalculation of the landfill accretion rate.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2008 increased $1.6 million to $10.5 million from $8.9 million for the comparable period in 2007. The increase consisted primarily of $0.7 million of depreciation of assets added to develop facilities acquired as part of the Teris acquisition, $0.5 million of depreciation driven by increased volumes at our landfill sites, $0.4 million of amortization of intangible assets connected with the Romic acquisition, and a $0.3 million increase in computer equipment and systems depreciation, offset by a $0.3 million reduction in depreciation charged in 2007 in connection with the fire at our Thorold, Ontario facility.

Interest Expense, Net

Interest expense, net of interest income for the three months ended March 31, 2008 increased $0.2 million to $3.4 million from $3.2 million for the comparable period in 2007 primarily due to a $0.4 million decrease in the credit arising from the capitalization of interest expense related to fixed assets, offset by a decrease of $0.2 million related to the expiration of capital leases.

Income Taxes

Income tax expense for the three months ended March 31, 2008 increased $3.6 million to $7.6 million from $4.0 million for the comparable period in 2007. Income tax expense for the first quarter of 2008 consisted of a current tax expense relating to the Canadian operations of $0.9 million, federal income tax of $3.6 million, a state income tax expense of $1.2 million, other foreign locations of $0.3 million and interest and penalties related to tax contingencies of $1.6 million.  Income tax expense for the first quarter of 2007 consisted of a current tax expense relating to the Canadian operations of $0.4 million, including withholding taxes, federal income tax of $1.9 million, a state income tax expense of $0.5 million relating to profitable operations in certain legal entities and interest related to tax contingencies of $1.2 million.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of March 31, 2008 and December 31, 2007, we had a remaining valuation allowance of approximately $10.0 million.  The allowance consists of $8.6 million of foreign tax credits and $1.4 million of federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Management has elected to continue its policy of recognizing interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of March 31, 2008 and December 31, 2007, included accrued interest and penalties of $19.6 million and $17.8 million, respectively. Tax expense for the three months ended March 31, 2008 and 2007, included interest and penalties of $1.6 million and $1.6 million respectively.

Net Income

Net income for the three months ended March 31, 2008 was $8.9 million and included a benefit of $0.1 million related to changes in our environmental liabilities estimates. Net income for the three months ended March 31, 2007 was $3.5 and included a benefit of $1.9 million related to a change in our estimated environmental liabilities.

Liquidity and Capital Resources

    Cash and Cash Equivalents

Our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, funds available to borrow under our revolving facility, and funds raised in our April 2008 public offering of stock. As of March 31, 2008, cash and cash equivalents were $86.2 million, marketable securities were $1.5 million, and funds available to borrow under the revolving facility were $30.5 million.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs and to fund capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements. We had accrued environmental liabilities as of March 31, 2008 of approximately $186.5 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002 and several subsequent acquisitions. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, and investments in line with our business strategy. The first quarter of each fiscal year is typically a quarter with heavier cash usage due to a semi-annual payment of interest on our long-term debt and an annual payment associated with our incentive compensation plan; however, we believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the funds raised in our April 2008 public offering of stock and our ability to obtain additional equity financing, as well as availability of borrowings under our revolving credit facility, provide additional potential sources of liquidity should they be required.

On April 29, 2008, we issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters option, at a public offering price of $63.75 per share.   After deducting the underwriter discount, we received net proceeds, before offering expenses, of $174.1 million from the issuance. We expect to use the net proceeds for one or more of the following: potential future acquisitions, repayment of debt and working capital.

Cash Flows for the three months ended March 31, 2008

For the three months ended March 31, 2008, we had a net increase of cash of $13.0 million from our operating activities. We reported net income for the period of $8.9 million and non-cash expenses of $14.3 million. These non-cash expenses consisted primarily of $10.5 million for depreciation and amortization, $2.7 million for accretion of environmental liabilities, $0.7 million for stock based compensation and $0.6 million for amortization of deferred financing and debt. Net uses of cash for working capital purposes totaled $10.3 million and consisted primarily of a $2.6 million increase in prepaid expenses, $1.9 million of environmental expenditures, a $0.6 million increase in supplies inventory, an increase of $0.3 million in other assets, a decrease of $7.4 million in accounts payable, a decrease of $5.6 million in other accrued expenses, a $4.9 million decrease in accrued disposal costs, a decrease of $3.3 million in income taxes payable, offset by a decrease of $15.1 million in accounts receivable and a reduction of $1.3 million in deferred costs.

For the three months ended March 31, 2008, we used $47.2 million of net cash in our investing activities. Uses of cash totaled $46.6 million and consisted primarily of additions to property, plant, and equipment of $19.2 million, acquisition costs of $27.4 million, and costs associated to obtain or renew permits and intangibles of $1.4 million. Sources of cash totaled $0.9 million from sales of marketable securities.

For the three months ended March 31, 2008, our financing activities resulted in a net cash increase of $2.5 million and consisted primarily of $1.6 million in excess tax benefit of stock-based compensation, an increase of $1.4 million in uncashed checks, $0.7 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the employee stock purchase plan, offset by $1.7 million payments on capital leases.

Financing Arrangements

At March 31, 2008, we had outstanding $91.5 million of eight-year senior secured notes due 2012 (the “senior secured notes”), a $70.0 million revolving credit facility (the “revolving facility”), a $50.0 million synthetic letter of credit facility (the “synthetic LC Facility”), and a $30.0 million term loan (the “term loan”).   The financing arrangements and principal

terms of the each are discussed further in our 2007 Annual Report on Form 10-K.  There have not been any material changes in such terms during the first three months of 2008.

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

Excess Cash Flow for the nine months ended March 31, 2008 was $28.1 million, and we anticipate Excess Cash Flow will be generated from operations during the three-month period ending June 30, 2008. Accordingly, we anticipate being required, within 120 days following June 30, 2008, to offer to repurchase the senior secured notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2008.  At March 31, 2008, the market price of the senior secured notes was in excess of the amount at which we are required to make Excess Cash Flow Offers for outstanding senior secured notes.  Holders of senior secured notes may therefore not accept an Excess Cash Flow Offer unless the trading price of the senior secured notes declines prior to the time in 2008 at which we will be required to make such an offer. To the extent the note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2008, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 12, “Income Taxes,” to our financial statements included in Item 8 of this report, we have significant liabilities associated with potential tax liabilities and related interest and penalties aggregating $69.2 million. These liabilities are classified as “other long-term liabilities” in our Consolidated Balance Sheet in accordance with the provision of FIN 48 adopted on January 1, 2007 because of the uncertainties involved. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities, which related to unrecognized tax benefits for which the statute of limitations might expire without examination by the respective taxing authority.  However, we do not believe material cash payments will be required in the next 12 months.

Auction Rate Securities

As of March 31, 2008, our investments included $1.5 million of auction rate securities classified on the our balance sheet as marketable securities and $6.1 million as non-current, available for sale securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities (with new interest rates set in the most recent auctions) or liquidate their holdings by selling their securities at par value.

Prior to January 1, 2008, we generally invested in auction rate securities for short periods of time as part of our cash management program.   Due to recent events in credit markets, the auction events for some of these instruments held by us failed during the first quarter of 2008.    Subsequent to March 31, 2008, we accepted an offer to purchase a $1.5 million auction rate security at par to be settled in the latter half of May 2008.  As a result, we classified that security as a short-term marketable security as of March 31, 2008. We are unable to determine when the market for student loan collateralized instruments will recover.  Except for the $1.5 million security for which we have accepted an offer to purchase, we have therefore classified the remaining auction rate securities as non-current and have included them in long-term investments on our unaudited consolidated balance sheet at March 31, 2008.

As of March 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included, but were limited to, our auction rate securities classified as available for sale securities and reflected at fair value.   The fair values of the securities are estimated as of March 31, 2008 utilizing a discounted cash flow analysis or significant other observable inputs.  The discounted cash flow analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Prior to January 1, 2008, fair value was based on quoted market prices in the auction rate security markets.

As of March 31, 2008, all of our auction rate securities continue to have AAA underlying ratings. The  underlying assets of our auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program.  As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized pre-tax loss of $0.9 million.  The unrealized loss resulted in an after-tax reduction of $0.5 million to accumulated other comprehensive income.  We assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and the anticipated recovery in the market value.  As of March 31, 2008, we continued to earn interest on virtually all of our auction rate security instruments.  Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If we determine that any future fair value adjustment were other than temporary, we would record a charge to earnings as appropriate.

Based on market conditions, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis or significant other observable inputs, during the first quarter of 2008.  Accordingly, these securities changed from Level 1 to either Level 2 or Level 3 within SFAS 157’s hierarchy since our initial adoption of SFAS 157 at January 1, 2008.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at March 31, 2008 (in thousands):

Scheduled Maturity Dates	Nine Months Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$91,518	$—	$91,518
Capital lease obligations	363	432	165	113	21	—	1,094
	$363	$432	$165	$113	$91,539	$—	$92,612
Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, we had at March 31, 2008 (i) a revolving facility (the “revolving facility”) which allows us to borrow or obtain letters of credit for up to $70.0 million, based upon a formula of eligible accounts receivable, (ii) a $50.0 million synthetic letter of credit facility (the “synthetic LC facility”) which allows us to have issued up to $50.0 million of additional letters of credit, and (iii) a $30.0 million term loan (the “term loan”). At March 31, 2008, we had: (i) no borrowings and $39.5 million of letters of credit outstanding under the revolving facility and (ii) $48.0 million of letters of credit outstanding under the synthetic LC facility. Borrowings outstanding under the revolving facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the revolving facility and an unused line fee of 0.125% per annum on the unused portion of the revolving facility. As of March 31, 2008, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the synthetic LC facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the synthetic LC facility. The term loan bears interest, at our option, at the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. Had the interest rate on our variable borrowings been 10% higher, we would have reported decreased net income of $0.1 million for each of the three-month periods ended March 31, 2008 and 2007.

We are subject to market risks associated with our investment in auction rate securities which aggregated $7.6 million as of March 31, 2008. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.   Prior to January 1, 2008, we generally invested in auction rate securities for short periods of time as part of our cash management program.   Due to recent events in credit markets, the auction events for some of these instruments held by us failed during the first quarter of 2008.    Subsequent to March 31, 2008, we accepted an offer to purchase a $1.5 million auction rate security at par to be settled in the latter half of May 2008.  As a result, we classified that security as a short-term marketable security as of March 31, 2008. We are unable to determine when the market for student loan collateralized instruments will recover.  Except for the $1.5 million security for which we have accepted an offer to purchase, we have therefore classified the remaining auction rate securities as non-current and have included them in long-term investments on our unaudited consolidated balance sheet at March 31, 2008.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three-month periods ended March 31, 2008 and 2007, total foreign currency gains were $0.8 million and losses were $0.1 million, respectively, primarily between U.S. and Canadian dollars. The Canadian subsidiaries transact approximately 27.9% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three-month periods ended March 31, 2008 and 2007, the U.S. dollar fell 0.2% and  0.6%, respectively against the Canadian dollar, resulting in foreign currency exchange gains of $0.9 million and exchange losses of $0.1 million, respectively.

Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. The average exchange rate for the three-month periods ended March 31, 2008 and 2007, was 1.00 and 1.17 Canadian dollars to the U.S. dollar, respectively. Had there been a fluctuation in the Canadian exchange rate of 10%, we would have reported a change in net income by approximately $1.7 million and $1.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 4.       CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 11, 2008, we identified a material weakness in our internal control over financial reporting during work performed related to Management’s Annual Report on Internal Control over Financial Reporting.  Because the control deficiencies leading to the material weakness were still present as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management determined the Company did not maintain effective controls over financial reporting with respect to income tax accounting. Specifically, errors were detected in the annual tax accounting calculations resulting from: (i) historical tax accounting analyses not being prepared in sufficient detail, (ii) current period tax accounting calculations not being accurately prepared, and (iii) reviews of tax accounting calculations not being performed with sufficient precision. Due to the number of errors identified resulting from these control deficiencies and the absence of sufficient mitigating controls, management concluded these errors, in the aggregate, constituted a material weakness in internal control because there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no significant change in our internal control over financial reporting during the period covered by this Quarterly Report, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 11, “Commitments and Contingencies,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the three months ended March 31, 2008, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—None

Item 5—Other Information—None

Item 6—Exhibits

Item No.	Description	Location
4.28J

Joinder Agreement dated as of March 21, 2008, made by Clean Harbors Recycling Services of Ohio, LLC, Clean Harbors Recycling Services of Chicago, LLC and Clean Harbors Development, LLC, in favor of (a) Credit Suisse, as LC Facility Collateral Agent and LC Facility Administrative Agent, and (b) Bank of America, N.A., as Administrative Agent for the Revolving Facility

Filed herewith.

4.28K

Assumption Agreement dated as of March 21, 2008, made by Clean Harbors Recycling Services of Ohio, LLC, Clean Harbors Recycling Services of Chicago, LLC and Clean Harbors Development, LLC, in favor of Credit Suisse, as Collateral Agent and LC Facility Agent

Filed herewith.

4.32B

Supplemental Indenture dated as of March 21, 2008, among Clean Harbors, Inc., Clean Harbors Recycling Services of Chicago, LLC, Clean Harbors Recycling Services of Ohio, LLC, Clean Harbors Development, LLC, and U.S. Bank National Association, as Trustee

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

Date: May 12, 2008

By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge Executive Vice President and Chief Financial Officer

Date: May 12, 2008