Form 10-Q
period 2008-06-30
CLEAN HARBORS INC
filed 2008-08-11
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	23,527,234
(Class)	(Outstanding at August 7, 2008)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$281,893	$119,538
Marketable securities	438	850
Accounts receivable, net of allowances aggregating $6,475 and $6,105, respectively	185,228	193,126
Unbilled accounts receivable	10,235	14,703
Deferred costs	5,795	7,359
Prepaid expenses and other current assets	11,369	10,098
Supplies inventories	24,660	22,363
Deferred tax assets	11,497	11,491
Properties held for sale	374	910
Total current assets	531,489	380,438
Property, plant and equipment:
Land	26,632	22,273
Asset retirement costs (non-landfill)	1,786	1,438
Landfill assets	34,937	29,925
Buildings and improvements	122,457	112,469
Vehicles	31,629	22,854
Equipment	300,053	274,619
Furniture and fixtures	1,632	1,454
Construction in progress	15,263	18,702
	534,389	483,734
Less—accumulated depreciation and amortization	238,871	221,133
	295,518	262,601
Other assets:
Long-term investments	6,625	8,500
Deferred financing costs	5,228	5,881
Goodwill	22,523	21,572
Permits and other intangibles, net of accumulated amortization of $39,035 and $36,443, respectively	77,805	74,809
Deferred tax assets	12,158	12,176
Other	3,842	3,911
	128,181	126,849
Total assets	$955,188	$769,888

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
Current liabilities:
Uncashed checks	$7,531	$5,489
Current portion of long-term debt	69,224	—
Current portion of capital lease obligations	482	1,251
Accounts payable	72,273	81,309
Deferred revenue	23,492	29,730
Other accrued expenses	65,878	65,789
Current portion of closure, post-closure and remedial liabilities	22,795	18,858
Income taxes payable	—	8,427
Total current liabilities	261,675	210,853
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,896 and $5,527, respectively	25,877	24,202
Remedial liabilities, less current portion of $16,899 and $13,331, respectively	138,634	141,428
Long-term debt	51,557	120,712
Capital lease obligations, less current portion	556	1,520
Unrecognized tax benefits and other long-term liabilities	71,979	68,276
Total other liabilities	288,603	356,138

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 23,367,030 and 20,327,533 shares, respectively	234	203
Treasury stock	(1,557)	(1,170)
Additional paid-in capital	346,585	166,653
Accumulated other comprehensive income	15,026	17,498
Retained earnings	44,622	19,713
Total stockholders’ equity	404,910	202,897
Total liabilities and stockholders’ equity	$955,188	$769,888

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$265,259	$238,708	$507,768	$443,732
Cost of revenues (exclusive of items shown separately below)	178,384	165,282	348,578	316,886
Selling, general and administrative expenses	43,496	38,196	82,666	69,551
Accretion of environmental liabilities	2,726	2,554	5,396	5,028
Depreciation and amortization	10,806	9,049	21,281	17,987
Income from operations	29,847	23,627	49,847	34,280
Other (expense) income	59	(5)	(45)	1
Interest (expense), net of interest income of $1,431 and $2,493 for the quarter and year-to-date ending 2008 and $753 and $1,548 for the quarter and year-to-date ending 2007, respectively	(2,515)	(3,695)	(5,900)	(6,879)
Income before provision for income taxes	27,391	19,927	43,902	27,402
Provision for income taxes	11,404	8,739	18,993	12,713
Net income	15,987	11,188	24,909	14,689
Dividends on Series B preferred stock	—	69	—	138
Net income attributable to common stockholders	$15,987	$11,119	$24,909	$14,551

Earnings per share:
Basic income attributable to common stockholders	$0.71	$0.56	$1.16	$0.74
Diluted income attributable to common stockholders	$0.70	$0.54	$1.14	$0.71

Weighted average common shares outstanding	22,437	19,817	21,392	19,773
Weighted average common shares outstanding plus potentially dilutive common shares	22,936	20,661	21,907	20,683

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$24,909	$14,689
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	21,281	17,987
Allowance for doubtful accounts	50	(410)
Amortization of deferred financing costs and debt discount	1,076	1,001
Accretion of environmental liabilities	5,396	5,028
Changes in environmental liability estimates	(255)	(1,666)
Deferred income taxes	(41)	(5,056)
Stock-based compensation	1,785	1,967
Excess tax benefit of stock-based compensation	(2,598)	—
Income tax benefits related to stock option exercises	2,618	—
(Gain) loss on sale of fixed assets and assets held for sale	45	(1)
Changes in assets and liabilities:
Accounts receivable	10,370	(6,373)
Other current assets	3,474	(6,189)
Accounts payable	(9,144)	(5,830)
Other current liabilities	(12,631)	3,616
Environmental expenditures	(4,054)	(3,435)
Net cash from operating activities	42,281	15,328
Cash flows from investing activities:
Additions to property, plant and equipment	(30,085)	(15,852)
Acquisitions, net of cash acquired	(27,583)	(1,487)
Costs to obtain or renew permits	(1,354)	(112)
Proceeds from sales of fixed assets and assets held for sale	65	442
Sales of marketable securities	4,350	—
Purchase of available-for-sale securities	(2,374)	(1,035)
Net cash from investing activities	(56,981)	(18,044)
Cash flows from financing activities:
Change in uncashed checks	2,077	3,037
Proceeds from exercise of stock options	1,214	1,193
Proceeds from employee stock purchase plan	776	542
Payments on capital leases	(1,707)	(870)
Proceeds from issuance of common stock, net	173,570	—
Excess tax benefit of stock-based compensation	2,598	—
Deferred financing costs paid	—	(32)
Dividend payments on preferred stock	—	(138)
Other	—	(69)
Net cash from financing activities	178,528	3,663
Effect of exchange rate changes on cash	(1,473)	2,859
Increase in cash and cash equivalents	162,355	3,806
Cash and cash equivalents, beginning of period	119,538	73,550
Cash and cash equivalents, end of period	$281,893	$77,356

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$7,289	$3,835
Income taxes paid	22,564	8,223
Non-cash investing and financing activities:
Property, plant and equipment accrued	$4,272	$3,608

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock					Accumulated
	Number of Shares	$ 0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2008	20,328	$203	$(1,170)	$166,653		$17,498	$19,713	$202,897
Net income	—	—	—	—	$24,909	—	24,909	24,909
Unrealized loss on long-term investments, net of taxes (see Note 2)	—	—	—	—	(232)	(232)	—	(232)
Unrealized gain on securities, net of taxes	—	—	—	—	69	69	—	69
Foreign currency translation	—	—	—	—	(2,309)	(2,309)	—	(2,309)
Comprehensive income	—	—	—	—	$22,437	—	—	—
Stock-based compensation	15	—	—	1,785		—	—	1,785
Issuance of restricted shares, net of shares remitted	6	—	(387)	—			—	(387)
Exercise of stock options	124	2	—	1,212		—	—	1,214
Issuance of common stock, net of issuance costs of $547	2,875	29	—	173,541		—	—	173,570
Tax benefit on exercise of stock options	—	—	—	2,618		—	—	2,618
Employee stock purchase plan	19	—	—	776		—	—	776
Balance at June 30, 2008	23,367	$234	$(1,557)	$346,585		$15,026	$44,622	$404,910

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

Certain reclassifications have been made to Note 16, “Segment Reporting” and Note 17, “Guarantor and Non-Guarantor Subsidiaries” prior year information to conform to the current year presentation.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.  In February 2008, the FASB issued FASB Staff Position (“FSP”)  No. 157-2 (“FSP SFAS No. 157-2”) which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year.  The Company expects the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis will not have a material impact on its consolidated financial statements.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included, but were not limited to, the Company’s auction rate securities classified as available for sale and reflected at fair value.  The fair values of these securities as of June 30, 2008 were estimated utilizing a discounted cash flow analysis or significant other observable inputs.  The discounted cash flow analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  Prior to January 1, 2008, fair value was based on quoted market prices in the auction rate security markets.

As of June 30, 2008, all of the Company’s auction rate securities continue to have AAA underlying ratings. The  underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program.  As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized pre-tax gain of $0.5 million and a pre-tax loss of $0.4 million during the three- and six-month periods ended June 30, 2008, respectively.  The year-to-date unrealized loss resulted in an after tax reduction for the six-month period ended June 30, 2008 of $0.2 million to accumulated other comprehensive income.  The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and the anticipated recovery in the market value.  As of June 30, 2008, the Company continued to earn interest on all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future fair value adjustments were other than temporary, it would record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008

Auction rate securities	$—	$—	$6,625	$6,625
Marketable securities	$438	$—	$—	$438

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis or significant other observable inputs, during first quarter 2008.  Accordingly, these securities changed from Level 1 to either Level 2 or Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008 (in thousands):

2008
Balance at January 1, 2008	$—
Transfer to Level 3 from Level 1	7,000
Unrealized losses included in other comprehensive income	(884)
Balance at March 31, 2008	6,116
Unrealized gains included in other comprehensive income	509
Balance at June 30, 2008	$6,625

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP SFAS No. 142-3 is effective for the Company on January 1, 2009. The Company is evaluating the impact of adopting FSP SFAS No. 142-3 on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

In June 2008, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF No. 08-3 is effective for the Company on January 1, 2009. The Company is evaluating the impact of adopting EITF No. 08-3 on the Company’s financial position, results of operations and cash flows.

(3) BUSINESS COMBINATIONS

 On March 14, 2008, the Company acquired 100% of the outstanding stock of privately-held Universal Environmental, Inc., an environmental services company headquartered in Benicia, California, with a site office in Sparks, Nevada.  In conjunction with the acquisition, the Company also acquired the land surrounding the California office.   The purchase price is subject to post-closing adjustments based upon the amount by which Universal Environmental, Inc.’s net working capital as of the closing date exceeded or was less than $1.0 million.   The preliminary calculation of the purchase price was $14.4 million and the allocation of the preliminary purchase price to the assets acquired and liabilities assumed are described in the table below. The primary reason for the acquisition was to expand Site Services into new geographical locations.

On March 21, 2008, the Company acquired two solvent recycling facilities, one in Chicago, Illinois and the other in Hebron, Ohio, and the businesses associated with those facilities from Safety-Kleen Systems, Inc. under two separate purchase agreements.  During the second quarter, the Company determined that the purchase of these facilities should be treated as one unit of accounting.  Accordingly, the purchase price, assets acquired and liabilities assumed have been combined as one acquisition for accounting purposes.  As of June 30, 2008, the combined preliminary purchase price was $12.9 million for the Hebron and Chicago businesses.  The Company anticipates that these acquisitions will broaden the services it can offer to customers and enhance its market share in the solvent recycling business.  In conjunction with the acquisition of Hebron, the Company entered into a dry cleaning service agreement with Safety-Kleen System, Inc. whereby the Company will handle and dispose of dry cleaning solvents for a two year period.  The Company will receive a minimum of $9.0 million in revenue over this period.

The calculations of the preliminary purchase price and the preliminary allocation of assets acquired and liabilities assumed are as follows (in thousands):

	Universal Environmental, Inc. (1)	Solvent Recycling Facilities (2)
Preliminary purchase price
Cash consideration	$12,706	$12,500
Acquisition costs	103	367
Estimated amount due to the seller for working capital adjustments	1,570	—
Total estimated purchase price	$14,379	$12,867
Preliminary allocation of purchase price
Current assets	$3,783	$529
Property, plant and equipment	7,841	13,671
Goodwill	—	951
Customer lists and other intangibles	3,971	1,100
Total assets acquired	15,595	16,251
Liabilities assumed	(1,216)	(3,384)
Net assets acquired	$14,379	$12,867

Management has determined the preliminary purchase price allocations based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed.  Such amounts are subject to adjustment based on the additional information necessary, as discussed below, to determine fair values.

(1) An estimate of $0.4 million has been calculated as negative goodwill, which represents the excess of the fair value of the net assets acquired over the purchase price. Negative goodwill has been proportionally allocated to property, plant and equipment ($0.3 million) and customer lists and other intangibles ($0.1 million). The intangible assets are being amortized over their useful lives of nine years.  The purchase price and related allocation are preliminarily determined and will be revised for any remaining working capital adjustments, additional information regarding tax assets, tax liabilities and tax attributes, additional information regarding other liabilities assumed, and revisions to preliminary estimates of the fair values of property, plant and equipment and other intangibles.

(2) The preliminary purchase price reflects an excess of the purchase price over the fair value of the net assets acquired of approximately $1.0 million, which has been recorded as goodwill.  The entire amount of goodwill has been assigned to the Technical Services segment and such amount is not expected to be deductible for tax purposes.   The purchase price and related allocation are preliminarily determined and will be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, and revisions of preliminary estimates of the fair values of property, plant and equipment, goodwill and other intangibles based on final valuations.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements since the respective dates of acquisition. On a proforma basis, the acquisitions completed during the first quarter were not material to the Company’s results of operations.

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

The following is the calculation of the final purchase price and the final summary of assets acquired and liabilities assumed after all purchase price adjustments (in thousands):

Final purchase price
Cash consideration	$7,362
Acquisition costs	883
Reduction of existing Romic receivables	308
Total purchase price	$8,553
Summary of net assets acquired
Other current assets	$114
Equipment	693
Customer list and other intangibles	7,811
Total assets acquired	8,618
Liabilities assumed	(65)
Net assets acquired	$8,553

Management has determined the final purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed.  Negative goodwill of $7.3 million was proportionally allocated to equipment ($0.6 million) and customer lists and other intangibles ($6.7 million). The intangible assets are being amortized over a weighted average useful life of 8 years.

(4) LANDFILL ASSETS

Changes to landfill assets for the six-month period ended June 30, 2008 were as follows (in thousands):

2008
Balance at January 1, 2008	$29,925
Asset retirement costs	567
Capital additions	4,521
Changes in estimates of landfill closure and post-closure liabilities	305
Currency translation, reclassifications and other	(381)
Balance at June 30, 2008	$34,937

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

(5) INVESTMENTS

As of June 30, 2008, the Company’s investments included $6.6 million of auction rate securities classified on the Company’s balance sheet as non-current, available for sale securities.  Prior to January 1, 2008, the Company generally invested in auction rate securities for short periods of time as part of its cash management program.  Due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the first six months of 2008.  The Company is unable to determine when the market for student loan collateralized instruments will recover and therefore has classified the auction rate securities as non-current and has included them in long-term investments on its unaudited consolidated balance sheet at June 30, 2008.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Below is a summary of amortizable intangible assets (in thousands):

	June 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Permits	$98,866	$32,767	$66,099	$98,391	$30,902	$67,489
Customer lists and other intangible assets	17,974	6,268	11,706	12,861	5,541	7,320
	$116,840	$39,035	$77,805	$111,252	$36,443	$74,809

The increase in customer lists and other intangible assets is based primarily on preliminary estimates of the fair values of intangible assets acquired during March 2008.   The goodwill balance as of June 30, 2008 also increased $1.0 million from December 31, 2007 as a result of the acquisition of the solvent recovery facilities.  The foregoing includes estimates that are subject to change based upon final valuations.

(7) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Insurance	$15,319	$12,984
Interest	5,394	5,367
Accrued disposal costs	2,536	2,998
Accrued compensation and benefits	19,273	19,938
Other items	23,356	24,502
	$65,878	$65,789

(8) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities for the six months ended June 30, 2008 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2008	$22,896	$6,833	$29,729
Liabilities assumed in acquisitions	—	418	418
New asset retirement obligations	567	—	567
Accretion	1,536	426	1,962
Changes in estimate recorded to statement of operations	(527)	108	(419)
Other changes in estimates recorded to balance sheet	305	—	305
Settlement of obligations	(153)	(567)	(720)
Currency translation and other	(57)	(12)	(69)
Balance at June 30, 2008	$24,567	$7,206	$31,773

All of the landfill facilities included above were active as of June 30, 2008.

Rates used to accrue closure and post-closure costs are calculated based upon the dollar value of estimated final liabilities, the surveyed remaining airspace of the landfill, and the time estimated to consume the remaining airspace. Consequently, rates vary for each landfill, each open cell within that landfill and for each accrual category, and are recalculated each year.   Asset retirement obligations were accrued at an average rate of $1.29 and $1.43 per cubic yard during the three- and six-month periods ended June 30, 2008, respectively and $1.62 and $1.81 per cubic yard during the three- and six-month periods ended June 30, 2007, respectively. The difference in the accrual rate of asset retirement obligations resulted from differences in the individual rates for the cells used during the respective year.

New asset retirement obligations incurred in 2008 are being discounted at the credit-adjusted risk-free rate of 10.12% and inflated at a rate of 2.44%.

(9) REMEDIAL LIABILITIES

The changes to remedial liabilities for the six months ended June 30, 2008 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2008	$5,682	$88,619	$60,458	$154,759
Liabilities assumed in acquisitions	—	—	2,585	2,585
Accretion	133	2,074	1,227	3,434
Changes in estimate recorded to statement of operations	(171)	(9)	344	164
Settlement of obligations	(51)	(1,947)	(1,336)	(3,334)
Currency translation and other	(85)	120	(2,110)	(2,075)
Balance at June 30, 2008	$5,508	$88,857	$61,168	$155,533

The $2.6 million of liabilities assumed relates to remediation liabilities at one of the Company’s solvent recovery facilities acquired in March 2008.    Such remedial liabilities have been preliminarily determined and are subject to adjustment upon finalization of the purchase price.

(10) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2008	December 31, 2007
Senior Secured Notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	$91,518	$91,518
Revolving Facility	—	—
Term Loan with a financial institution, bearing interest at the U.S. prime rate (5.00% at June 30, 2008) plus 1.5%, or the Eurodollar rate (2.38% at June 30, 2008) plus 2.50%, collateralized by a first-priority lien (second priority as to accounts receivable) on substantially all of the Company’s assets within the United States (maturity date of December 1, 2010)	30,000	30,000
Less unamortized issue discount	(737)	(806)
Less debt classified as current	(69,224)	—
Long-term debt	$51,557	$120,712

The fair value of the Senior Secured Notes at June 30, 2008 and December 31, 2007 was $92.5 million and $93.8 million, respectively, and calculated based on quoted prices for identical or similar liabilities in markets that are not active (Level 2 inputs).

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

At June 30, 2008, the Company had outstanding $91.5 million of Senior Secured Notes, a $70.0 million Revolving Facility, a $50.0 million Synthetic LC Facility, and a $30.0 million term loan (the “Term Loan”). The financing arrangements and principal terms of each are discussed further in the Company’s 2007 Annual Report on Form 10-K.  There have not been any other material changes in the Company’s terms and conditions during the first six months of 2008.  See Note 18, “Subsequent Events” for the redemption of $50.0 million principal amount of outstanding Senior Secured Notes on July 28, 2008.

At June 30, 2008, the Company had no borrowings and $38.8 million of letters of credit outstanding under its Revolving Facility, and the Company had approximately $31.2 million available to borrow. At June 30, 2008, letters of credit outstanding under the Company’s Synthetic LC facility were $48.0 million.

The indenture under which the Company’s Senior Secured Notes are outstanding provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either (i) prepay, repay, redeem or purchase the Company’s first-lien obligations under the Revolving Facility and Synthetic LC Facility or capitalized lease obligations or (ii) make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

The Company is required, within 120 days following June 30, 2008, to offer to repurchase, at 104% of the principal amount, the Senior Secured Notes in the amount of $19.2 million of the Excess Cash Flow generated during the twelve-month period ended

June 30, 2008.  To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2008, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent comparable annual periods. However, the Indenture’s requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent periods will remain in effect.

As of June 30, 2008, the Company was in compliance with the covenants of all of the Company’s debt agreements.

(11) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company’s waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At June 30, 2008, the Company was involved in various proceedings which are described in Note 11, “Commitments and Contingencies” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The disclosures below relate to material contingencies associated with litigation existing at the end of the most recent year or events subsequent to the end of the most recent fiscal year that have occurred which had, or could have, a material impact on the Company’s consolidated financial statements.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets. As of June 30, 2008, the Company had reserves of $33.3 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. At December 31, 2007, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.8 million greater than the $32.6 million reserve balance at December 31, 2007. The Company believes that as of June 30, 2008, there has been no material change in the reasonably possible amount of $3.8 million. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 9, “Remedial Liabilities.”

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

On September 26, 2007 the Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superceding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the matter and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. At June 30, 2008 and December 31, 2007, the Company had accrued $13.0 million and $13.1 million, respectively, for remedial liabilities and associated legal costs relating to the Ville Mercier legal proceedings.

Properties Included in CSD Assets. The CSD assets include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality (the “LDEQ”). In December 2003, the Company received an information request from the EPA pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern (“COCs”) cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. In September 2007 the EPA sent Special Notice Letters to certain generators of waste materials containing COCs that had shipped the COCs to the BR Facility in the past and that EPA believes may be liable under Superfund laws, requiring those generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of Devil’s Swamp. Negotiations with EPA and the COC’s generators are progressing.  The Company cannot estimate the Company’s potential additional liability for Devil’s Swamp associated with this investigation.

Marine Shale Processors.  A portion of the reserves which the Company maintained as of June 30, 2008 for potential legal liabilities associated with the CSD assets relates to Marine Shale Processors, Inc. (“Marine Shale”) located in Amelia, Louisiana. Marine Shale operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. (“RPI”). In accordance with a court order authorizing the movement of this material to this offsite location, all of the materials located at the RPI site comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the RPI site.

On May 11, 2007, the EPA and the LDEQ issued a Special Notice to the Company, seeking a good faith offer to address site remediation at the former Marine Shale facility. Other PRPs also received Special Notices, and the other PRPs and the Company have formed a group (the “Site Group”) and common counsel for the Site Group has been chosen. The Site Group made a good faith settlement offer to the EPA on November 29, 2007. Although the Company was never a customer of Marine Shale and does not believe that it is liable for the Sellers’ liability as a customer at the Marine Shale site, the Company has elected to join with the Site Group and participate in further negotiations with the EPA and the LDEQ regarding a remedial investigation feasibility study directed towards the eventual remediation of the Marine Shale site. As of June 30, 2008 and December 31, 2007, the amount of the Company’s remaining reserves relating to the Marine Shale site was $3.7 million and $3.6 million, respectively.

Third Party Superfund Sites.  Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to two of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets which have affected the Company’s estimated liabilities relating to those sites. Of the remaining Listed Third Party Sites, the Company, on behalf of the Sellers, is contesting with the governmental entities and PRP groups involved the Sellers’ liability at two sites, has settled the Sellers’ liability at two sites, and plans to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to all of the 35 Listed Third Party Sites, the Company had reserves of $8.2 million and $7.7 million at June 30, 2008 and December 31, 2007, respectively.

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

As of both June 30, 2008 and December 31, 2007, the Company had reserves of $0.6 million for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Included in the above noted reserve at both June 30, 2008 and December 31, 2007 is a potential liability where the Company was issued an official Notice Letter in February 2007 pertaining to its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. No indemnification exists for this site.  Along with numerous other PRPs at this site, the Company has signed a Consent Order with the New York regulators committing to conduct further site investigations.

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

On April 6, 2008, the insurance company that had originally been notified and had agreed to indemnify and defend Clean Harbors but had issued a reservation of rights letter filed a complaint in the District Court seeking a declaratory judgment that it has no obligation to defend or indemnify Clean Harbors.  Clean Harbors has notified two other insurance companies that have agreed to indemnify and defend Clean Harbors but have also issued reservation of rights letters.

The Company is now engaged in investigations and ongoing discussions with its various insurance carriers as well as its insurance broker concerning its rights to coverage for any potential liabilities that may arise out of the Lopez Lawsuit, and the Company intends to vigorously assert its rights to such coverage based on such investigations and discussions. However, in the event that the plaintiffs were to prevail in the Lopez Lawsuit and CHES’ general liability insurance carrier, umbrella liability carrier and environmental impairment liability insurance carrier were to successfully deny coverage, then the Company could be faced with potential significant liabilities.  In such an event, the Company would vigorously pursue remedies against various third parties relating thereto. At June 30, 2008, the Company had not recorded any liability for this matter on the basis that such liability is not probable.

State and Provincial Regulatory Proceedings

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2008, there were two additional proceedings to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The matters involve allegations that the Company (i) stored polychlorinated biphenyls, or “PCBs,” in tanks in violation of a facility’s permit; and (ii) improperly managed containers prior to incineration in violation of a facility’s permit and violated federal air regulations at an operating landfill as a result of a few small fires. The Company does not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

London, Ontario Facility.  On or about July 7, 2008 the Company was advised by the Crown that it intended to withdraw its appeal of the Ontario Superior Court’s October 23, 2007 ruling upholding a lower court ruling quashing charges filed against a Company subsidiary.  This action by the Crown will terminate these proceedings without liability to the Company.

(12) INCOME TAXES

The income tax expense for the three- and six-month periods ended June 30, 2008 and 2007 was based on the estimated effective tax rate for the year. The effective tax rate decreased in 2008 as compared to the same period in 2007 primarily related to the increase in pre-tax book income while permanent items remained relatively constant.

  As of June 30, 2008 the Company’s unrecognized tax benefits were $71.2 million which included $16.9 million of interest and $4.6 million of penalties.  As of December 31, 2007, the Company’s unrecognized tax benefits were $67.8 million which included $13.8 million of interest and $4.0 million of penalties. The increase in unrecognized tax benefits relates entirely to accrued interest and penalties.

The Company anticipates that total unrecognized tax benefits other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $2.1 million by June 30, 2009.   The $2.1 million was related to a business combination and as such will be recorded as a reduction of intangible assets and will not impact the income tax provision.

(13) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended June, 2008			Three Months Ended June, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$15,987	22,437	$0.71	$11,119	19,817	$0.56
Dilutive effect of equity-based compensation awards and warrants	—	499	(0.01)	69	844	(0.02)
Diluted income attributable to common stockholders	$15,987	22,936	$0.70	$11,188	20,661	$0.54

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$24,909	21,392	$1.16	$14,551	19,773	$0.74
Dilutive effect of equity-based compensation awards and warrants	—	515	(0.02)	138	910	(0.03)
Diluted income attributable to common stockholders	$24,909	21,907	$1.14	$14,689	20,683	$0.71

(14) STOCKHOLDERS’ EQUITY

On April 29, 2008, the Company issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters’ option, at a public offering price of $63.75 per share.   After deducting the underwriter discount and offering expenses, the Company received net proceeds of $173.6 million from the issuance.

(15) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three and six-month periods ended June 30, 2008, as well as the related weighted-average grant-date fair values:

	Three and Six Months Ended June 30, 2008
	Shares	Weighted- Average Grant-Date Fair Value
Stock options	18,000	$33.33
Restricted stock awards	1,000	69.78
Performance stock awards	91,556	66.18
Common stock awards	2,700	$66.18
Total awards	113,256

The performance stock awards granted in 2008 are subject to achieving predetermined revenue and EBITDA targets by December 31, 2009 and also include continued service conditions.   If the Company does not achieve the performance goals by the end of 2009, the shares will be forfeited in their entirety.  For the three and six months ended June 30, 2008, management believed that it was probable that the performance targets will be achieved.

(16) SEGMENT REPORTING

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

The following table reconciles third party revenues to direct revenues for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands). Outside or third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Certain amounts have been reclassified to conform to the current year presentation.

	For the Three Months Ended June 30, 2008
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$179,154	$86,099	$6	$265,259
Intersegment revenues	10,507	12,495	41	23,043
Gross revenues	189,661	98,594	47	288,302
Intersegment expenses	(3,159)	(19,104)	(780)	(23,043)
Direct revenues	$186,502	$79,490	$(733)	$265,259

	For the Three Months Ended June 30, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$165,155	$73,539	$14	$238,708
Intersegment revenues (1)	13,248	2,945	138	16,331
Gross revenues	178,403	76,484	152	255,039
Intersegment expenses(1)	(9,100)	(6,924)	(307)	(16,331)
Direct revenues	$169,303	$69,560	$(155)	$238,708

	For the Six Months Ended June 30, 2008
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$345,466	$162,289	$13	$507,768
Intersegment revenues	18,705	16,154	125	34,984
Gross revenues	364,171	178,443	138	542,752
Intersegment expenses	(5,700)	(27,946)	(1,338)	(34,984)
Direct revenues	$358,471	$150,497	$(1,200)	$507,768

	For the Six Months Ended June 30, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$304,876	$138,843	$13	$443,732
Intersegment revenues (2)	23,153	6,881	320	30,354
Gross revenues	328,029	145,724	333	474,086
Intersegment expenses(2)	(15,519)	(13,982)	(853)	(30,354)
Direct revenues	$312,510	$131,742	$(520)	$443,732

(1)          Adjustments of $42,326 and $2,275 for Technical Services and Site Services, respectively, were made between intersegment expenses and intersegment revenues to correct amounts previously reported.   The adjustments eliminate in consolidation and were considered immaterial.

(2)          Adjustments of $75,845 and $3,884 for Technical Services and Site Services, respectively, were made between intersegment expenses and intersegment revenues to correct amounts previously reported.   The adjustments eliminate in consolidation and were considered immaterial.

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Adjusted EBITDA:
Technical Services	47,560	41,325	87,787	66,698
Site Services	15,284	12,209	23,169	20,787
Corporate Items	(19,465)	(18,304)	(34,432)	(30,190)
Total	43,379	35,230	76,524	57,295

Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,726	2,554	5,396	5,028
Depreciation and amortization	10,806	9,049	21,281	17,987
Income from operations	29,847	23,627	49,847	34,280
Other (income) expense	(59)	5	45	(1)
Interest expense, net of interest income	2,515	3,695	5,900	6,879
Income before provision for income taxes	$27,391	$19,927	$43,902	$27,402

The following table presents property, plant and equipment by reported segment and in the aggregate (in thousands):

	June 30, 2008	December 31, 2007
Property, plant and equipment, net
Technical Services	$232,899	$216,796
Site Services	28,891	20,105
Corporate or other assets	33,728	25,700
	$295,518	$262,601

The following table presents intangible assets by reported segment (in thousands):

Intangible assets:
Technical Services
Goodwill	$22,375	$21,424
Permits and other intangibles, net	68,391	69,995
Total Technical Services	90,766	91,419
Site Services
Goodwill	148	148
Permits and other intangibles, net	9,414	4,814
Total Site Services	9,562	4,962
Total	$100,328	$96,381

The following table presents the total assets by reported segment (in thousands):

	June 30, 2008	December 31, 2007
Technical Services	$457,012	$369,053
Site Services	54,435	37,710
Corporate Items	443,741	363,125
Total	$955,188	$769,888

The following table presents the total assets by geographical area (in thousands):

	June 30, 2008	December 31, 2007
United States	$814,152	$631,630
Canada	141,036	138,258
Total	$955,188	$769,888

(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

Following is the condensed consolidating balance sheet at June 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$196,758	$33,640	$51,495	$—	$281,893
Intercompany receivables	—	6,844	26,605	(33,449)	—
Other current assets	12,157	209,883	27,556	—	249,596
Property, plant and equipment, net	—	258,581	36,937	—	295,518
Investments in subsidiaries	389,041	150,208	91,654	(630,903)	—
Intercompany note receivable	—	117,820	3,701	(121,521)	—
Other long-term assets	20,244	73,457	34,480	—	128,181
Total assets	$618,200	$850,433	$272,428	$(785,873)	$955,188
Liabilities and Stockholders’ Equity:
Current liabilities	$75,036	$165,268	$21,371	$—	$261,675
Intercompany payables	33,449	—	—	(33,449)	—
Closure, post-closure and remedial liabilities, net	—	145,574	18,937	—	164,511
Long-term debt	51,557	—	—	—	51,557
Capital lease obligations, net	—	416	140	—	556
Intercompany note payable	3,701	—	117,820	(121,521)	—
Other long-term liabilities	49,547	1,582	20,850	—	71,979
Total liabilities	213,290	312,840	179,118	(154,970)	550,278
Stockholders’ equity	404,910	537,593	93,310	(630,903)	404,910
Total liabilities and stockholders’ equity	$618,200	$850,433	$272,428	$(785,873)	$955,188

Following is the condensed consolidating balance sheet at December 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,925	$32,301	$51,312	$—	$119,538
Intercompany receivables	2,521	—	80,521	(83,042)	—
Other current assets	12,287	220,060	28,553	—	260,900
Property, plant and equipment, net	—	230,449	32,152	—	262,601
Investments in subsidiaries	344,953	140,298	91,654	(576,905)	—
Intercompany note receivable	—	121,445	3,701	(125,146)	—
Other long-term assets	22,631	68,396	35,822	—	126,849
Total assets	$418,317	$812,949	$323,715	$(785,093)	$769,888
Liabilities and Stockholders’ Equity:
Current liabilities	$43,504	$143,672	$23,677	$—	$210,853
Intercompany payables	—	83,042	—	(83,042)	—
Closure, post-closure and remedial liabilities, net	—	145,752	19,878	—	165,630
Long-term debt	120,712	—	—	—	120,712
Capital lease obligations, net	—	1,174	346	—	1,520
Intercompany note payable	3,701	—	121,445	(125,146)	—
Other long-term liabilities	47,503	—	20,773	—	68,276
Total liabilities	215,420	373,640	186,119	(208,188)	566,991
Stockholders’ equity	202,897	439,309	137,596	(576,905)	202,897
Total liabilities and stockholders’ equity	$418,317	$812,949	$323,715	$(785,093)	$769,888

Following is the consolidating statement of operations for the three months ended June 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$228,485	$37,187	$(413)	$265,259
Cost of revenues	—	155,975	22,822	(413)	178,384
Selling, general and administrative expenses	—	36,674	6,822	—	43,496
Accretion of environmental liabilities	—	2,451	275	—	2,726
Depreciation and amortization	—	9,602	1,204	—	10,806
Income from operations	—	23,783	6,064	—	29,847
Other income (expense)	—	58	1	—	59
Interest income (expense)	(2,987)	21	451	—	(2,515)
Equity in earnings of subsidiaries	28,298	4,360	—	(32,658)	—
Intercompany dividend income (expense)	—	—	3,388	(3,388)	—
Intercompany interest income (expense)	—	3,268	(3,268)	—	—
Income before provision for income taxes	25,311	31,490	6,636	(36,046)	27,391
Provision for income taxes	9,324	327	1,753	—	11,404
Net income	$15,987	$31,163	$4,883	$(36,046)	$15,987

Following is the consolidating statement of operations for the three months ended June 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$206,635	$32,699	$(626)	$238,708
Cost of revenues	—	144,978	20,930	(626)	165,282
Selling, general and administrative expenses	—	29,983	8,213	—	38,196
Accretion of environmental liabilities	—	2,310	244	—	2,554
Depreciation and amortization	—	7,574	1,475	—	9,049
Income from operations	—	21,790	1,837	—	23,627
Other income	—	7	(12)	—	(5)
Interest income (expense)	(3,443)	(492)	240	—	(3,695)
Equity in earnings of subsidiaries	21,871	653	—	(22,524)	—
Intercompany dividend income (expense)	—	—	3,117	(3,117)	—
Intercompany interest income (expense)	—	3,006	(3,006)	—	—
Income before provision for income taxes	18,428	24,964	2,176	(25,641)	19,927
Provision for income taxes	7,240	301	1,198	—	8,739
Net income	$11,188	$24,663	$978	$(25,641)	$11,188

Following is the consolidating statement of operations for the six months ended June 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$437,343	$76,054	$(5,629)	$507,768
Cost of revenues	—	305,300	48,907	(5,629)	348,578
Selling, general and administrative expenses	—	70,534	12,132	—	82,666
Accretion of environmental liabilities	—	4,842	554	—	5,396
Depreciation and amortization	—	18,813	2,468	—	21,281
Income from operations	—	37,854	11,993	—	49,847
Other (expense) income	—	(50)	5	—	(45)
Interest income (expense)	(6,617)	(148)	865	—	(5,900)
Equity in earnings of subsidiaries	46,560	8,524	—	(55,084)	—
Intercompany dividend income (expense)	—	—	6,797	(6,797)	—
Intercompany interest income (expense)	—	6,557	(6,557)	—	—
Income before provision for income taxes	39,943	52,737	13,103	(61,881)	43,902
Provision for income taxes	15,034	656	3,303	—	18,993
Net income	$24,909	$52,081	$9,800	$(61,881)	$24,909

Following is the consolidating statement of operations for the six months ended June 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$384,226	$63,681	$(4,175)	$443,732
Cost of revenues	—	278,571	42,490	(4,175)	316,886
Selling, general and administrative expenses	—	54,576	14,975	—	69,551
Accretion of environmental liabilities	—	4,568	460	—	5,028
Depreciation and amortization	—	14,727	3,260	—	17,987
Income from operations	—	31,784	2,496	—	34,280
Other income (expense)	—	13	(12)	—	1
Interest income (expense)	(6,856)	(569)	546	—	(6,879)
Equity in earnings of subsidiaries	32,070	635	—	(32,705)	—
Intercompany dividend income (expense)	—	—	6,038	(6,038)	—
Intercompany interest income (expense)	—	5,826	(5,826)	—	—
Income before provision for income taxes	25,214	37,689	3,242	(38,743)	27,402
Provision for income taxes	10,525	301	1,887	—	12,713
Net income	$14,689	$37,388	$1,355	$(38,743)	$14,689

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(19,675)	$53,791	$8,165	$42,281
Cash flows from investing activities:
Additions to property, plant and equipment	—	(23,686)	(6,399)	(30,085)
Costs to obtain or renew permits	—	(1,357)	3	(1,354)
Proceeds from sales of fixed assets	—	65	—	65
Purchase of available-for-sale securities	(2,000)	—	(374)	(2,374)
Sale of marketable securities	4,350	—	—	4,350
Acquisitions, net of cash acquired	(27,583)	—	—	(27,583)
Net cash from investing activities	(25,233)	(24,978)	(6,770)	(56,981)

Cash flows from financing activities:
Change in uncashed checks	—	1,600	477	2,077
Proceeds from exercise of stock options	1,214	—	—	1,214
Proceeds from employee stock purchase plan	776	—	—	776
Payments of capital leases	—	(1,490)	(217)	(1,707)
Proceeds from issuance of common stock, net	173,570	—	—	173,570
Excess tax benefit of stock-based compensation	2,598	—	—	2,598
Intercompany financing	27,583	(27,583)	—	—
Net cash from financing activities	205,741	(27,473)	260	178,528
Effect of exchange rate changes on cash	—	—	(1,473)	(1,473)
Increase in cash and cash equivalents	160,833	1,340	182	162,355
Cash and cash equivalents, beginning of period	35,925	32,301	51,312	119,538
Cash and cash equivalents, end of period	$196,758	$33,641	$51,494	$281,893

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities (1)	$287	$17,726	$(2,685)	$15,328
Cash flows from investing activities:
Additions to property, plant and equipment	—	(14,327)	(1,525)	(15,852)
Costs to obtain or renew permits	—	(112)	—	(112)
Proceeds from sales of fixed assets	—	160	282	442
Cost of available-for-sale securities	(950)	(85)	—	(1,035)
Acquisition of Ensco Caribe, net of cash	(1,487)	—	—	(1,487)
Net cash from investing activities	(2,437)	(14,364)	(1,243)	(18,044)

Cash flows from financing activities:
Change in uncashed checks	—	3,310	(273)	3,037
Proceeds from exercise of stock options	1,193	—	—	1,193
Deferred financing costs incurred	(32)	—	—	(32)
Proceeds from employee stock purchase plan	542	—	—	542
Dividend payments on preferred stock	(138)	—	—	(138)
Payments of capital leases	—	(778)	(92)	(870)
Other	(69)	—	—	(69)
Interest (payments) / received	—	10,223	(10,223)	—
Dividends (paid) received	—	(11,777)	11,777	—
Net cash from financing activities	1,496	978	1,189	3,663
Effect of exchange rate changes on cash	—	—	2,859	2,859
Increase (decrease) in cash and cash equivalents	(654)	4,340	120	3,806
Cash and cash equivalents, beginning of period	822	44,854	27,874	73,550

Cash and cash equivalents, end of period	$168	$49,194	$27,994	$77,356

(1)                                 Adjustments of $32,070 and $635 for Clean Harbors, Inc. and US Guarantor Subsidiaries, respectively, were made between investing activities and operating activities to correct amounts previously reported. The adjustments eliminate in consolidation and were considered immaterial.

(18) SUBSEQUENT EVENT

On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, the Company redeemed $50.0 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties. In connection with such redemption, the Company will record in the third quarter to loss on early extinguishment of debt an aggregate of $4.3 million, consisting of a $2.8 million prepayment penalty required by the indenture in connection with such redemption as well as non-cash expenses of $1.1 million related to unamortized financing costs and $0.4 million of unamortized discount on the Senior Secured Notes.   As of June 30, 2008, the $50.0 million principal amount of Senior Secured Notes which was redeemed on July 28, 2008, was classified on the Company’s balance sheet under current portion of long-term debt.

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

Environmental Liabilities

We have accrued environmental liabilities, as of June 30, 2008, of approximately $187.3 million, substantially all of which we assumed as part of our acquisition of substantially all of the assets of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in September 2002 and several subsequent acquisitions. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

Closure and Post-closure Liabilities

The changes to closure and post-closure liabilities for the six months ended June 30, 2008 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2008	$22,896	$6,833	$29,729
Liabilities assumed in acquisitions	—	418	418
New asset retirement obligations	567	—	567
Accretion	1,536	426	1,962
Changes in estimate recorded to statement of operations	(527)	108	(419)
Other changes in estimates recorded to balance sheet	305	—	305
Settlement of obligations	(153)	(567)	(720)
Currency translation and other	(57)	(12)	(69)
Balance at June 30, 2008	$24,567	$7,206	$31,773

Remedial Liabilities

The changes to remedial liabilities for the six months ended June 30, 2008 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2008	$5,682	$88,619	$60,458	$154,759
Liabilities assumed in acquisitions	—	—	2,585	2,585
Accretion	133	2,074	1,227	3,434
Changes in estimate recorded to statement of operations	(171)	(9)	344	164
Settlement of obligations	(51)	(1,947)	(1,336)	(3,334)
Currency translation and other	(85)	120	(2,110)	(2,075)
Balance at June 30, 2008	$5,508	$88,857	$61,168	$155,533

The $2.6 million of liabilities assumed relates to remediation liabilities at our solvent recovery facility at Hebron, Ohio acquired in March 2008.  Such remedial liabilities have been preliminarily determined and are subject to adjustment upon finalization of the purchase price.

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

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	67.3	69.2	68.6	71.4
Selling, general and administrative expenses	16.4	16.0	16.3	15.7
Accretion of environmental liabilities	1.0	1.1	1.1	1.1
Depreciation and amortization	4.1	3.8	4.2	4.1
Income from operations	11.2	9.9	9.8	7.7
Other income (expense)	—	—	—	—
Interest (expense), net of interest income	(0.9)	(1.5)	(1.2)	(1.5)
Income before provision for income taxes	10.3	8.4	8.6	6.2
Provision for income taxes	4.3	3.7	3.7	2.9
Net income	6.0%	4.7%	4.9%	3.3%

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

The following is a reconciliation of net income to Adjusted EBITDA for the six-month periods ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Net income	$24,909	$14,689
Accretion of environmental liabilities	5,396	5,028
Depreciation and amortization	21,281	17,987
Interest expense, net	5,900	6,879
Provision for income taxes	18,993	12,713
Other (income) loss	45	(1)
Adjusted EBITDA	$76,524	$57,295

The following reconciles Adjusted EBITDA to cash from operations for the six-month periods ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Adjusted EBITDA	$76,524	$57,295
Interest expense, net	(5,900)	(6,879)
Provision for income taxes	(18,993)	(12,713)
Allowance for doubtful accounts	50	(410)
Amortization of deferred financing costs and debt discount	1,076	1,001
Change in environmental estimates	(255)	(1,666)
Deferred income taxes	(41)	(5,056)
Stock-based compensation	1,785	1,967
Excess tax benefit of stock-based compensation	(2,598)	—
Income tax benefits related to stock option exercises	2,618	—
Changes in assets and liabilities
Accounts receivable	10,370	(6,373)
Other current assets	3,474	(6,189)
Accounts payable	(9,144)	(5,830)
Other current liabilities	(12,631)	3,616
Environmental expenditures	(4,054)	(3,435)
Net cash from operating activities	$42,281	$15,328

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 17, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1, “Financial Statements” and in particular Note 16, “Segment Reporting” in this report.

	Summary of Operations (in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007(1)	2008	2007(1)

Direct Revenues:
Technical Services	$186,502	$169,303	$358,471	$312,510
Site Services	79,490	69,560	150,497	131,742
Corporate Items	(733)	(155)	(1,200)	(520)
Total	265,259	238,708	507,768	443,732

Cost of Revenues:
Technical Services	121,351	112,569	235,829	215,794
Site Services	56,399	50,936	112,060	99,149
Corporate Items	634	1,777	689	1,943
Total	178,384	165,282	348,578	316,886

Selling, General & Administrative Expenses:
Technical Services	17,591	15,409	34,855	30,018
Site Services	7,807	6,415	15,268	11,806
Corporate Items	18,098	16,372	32,543	27,727
Total	43,496	38,196	82,666	69,551

Adjusted EBITDA:
Technical Services	47,560	41,325	87,787	66,698
Site Services	15,284	12,209	23,169	20,787
Corporate Items	(19,465)	(18,304)	(34,432)	(30,190)
Total	$43,379	$35,230	$76,524	$57,295

(1)                                  Certain amounts have been reclassified to conform to the current year presentation.

Three months ended June 30, 2008 versus the three months ended June 30, 2007

Revenues

Total revenues for the three months ended June 30, 2008 increased $26.6 million to $265.3 million from $238.7 million for the comparable period in 2007.

Technical Services revenues for the three months ended June 30, 2008 increased $17.2 million to $186.5 million from $169.3 million for the comparable period in 2007. The primary increases in Technical Services revenues consisted of increases in the pricing of waste processed through our facilities of $18.2 million offset by a decrease in the volume of waste processed through our facilities of $10.1 million mostly due to a decline in landfill project business which, from a product mix perspective, inherently carries a lower rate than our base business volume.  The increase was also attributable to new business from the 2007 Romic acquisition, $2.3 million due to the strengthening of the Canadian dollar in 2008 as compared to 2007, especially strong performance in the transportation and disposal business line, as well as existing base business holding strong across all regions.

Site Services revenues for the three months ended June 30, 2008 increased $10.0 million to $79.5 million from $69.5 million for the comparable period in 2007.  In the second quarter of 2008 and in the same period of 2007, Site Services performed negligible large emergency response jobs. All other Site Services revenues increased $9.7 million from the second quarter of 2008 compared to the second quarter of 2007.   This increase was due to a larger volume of small emergency response projects as well as increased volume from new and existing customers.  The increase includes volume from the Universal Environmental, Inc. acquisition.  Revenues increased $0.2 million due to the strengthening of the Canadian dollar in the second quarter of 2008 as compared to the same period of 2007.

Corporate Items revenues for the three months ended June 30, 2008 decreased $0.5 million from $(0.1) million to $(0.6) million for the comparable period in 2007.  This decrease resulted mainly from higher intercompany disposal costs connected with remedial and maintenance projects on closed and idled operations and also the reduction of revenues relating to discontinuing the inter-segment billing of our internal training departmental costs.

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

Cost of Revenues

Total cost of revenues for the three months ended June 30, 2008 increased $13.1 million to $178.4 million compared to $165.3 million for the comparable period in 2007.

Technical Services cost of revenues for the three months ended June 30, 2008 increased $8.8 million to $121.4 million from $112.6 million for the comparable period in 2007. The increase resulted mainly from increases of $3.2 million in employee labor and related costs, $2.9 million in utility expense, $2.3 million in building and equipment repairs and maintenance expense, $1.2 million in outside disposal, $1.1 million in deferred costs, $0.9 million in downtime and turnaround expense, $0.1 million in subcontractor costs, $0.1 million in transportation and discharge fees and $1.4 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar. Offsetting these increases, cost of revenues decreased $3.5 million in outside transportation and rail costs, $0.6 million in an unfavorable change in environmental liability estimates and $0.3 million in materials and supplies costs.

 Site Services cost of revenues for the three months ended June 30, 2008 increased $5.5 million to $56.4 million from $50.9 million for the comparable period in 2007.  Labor and related costs increased $3.4 million due to expansion and growth, particularly in the West and Mid-West regions.  Fuel and other vehicle related costs increased $2.4 million.  These increases were offset by a reduction of $0.7 million in equipment rentals due to our efforts to internalize these costs through capital purchases.  Cost of revenues increased $0.2 million due to the strengthening of the Canadian dollar in the second quarter 2008 as compared to the same period in 2007.

Corporate Items cost of revenues for the three months ended June 30, 2008 decreased $1.2 million to $0.6 million from $1.8 million for the comparable period in 2007.  The decrease resulted mainly from lower permit and compliance costs at a newly closed location and a higher recharge to operating segments of centrally contracted insurance costs.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended June 30, 2008 increased $5.3 million to $43.5 million from $38.2 million for the comparable period in 2007.

Technical Services selling, general and administrative expenses for the three months ended June 30, 2008 increased $2.2 million to $17.6 million from $15.4 million for the comparable period in 2007 primarily due to increased headcount and related labor costs required to support business growth plus $0.2 million due to the strengthening of the Canadian dollar in 2008 as compared to 2007.

Site Services selling, general and administrative expenses for the three months ended June 30, 2008 increased $1.4 million to $7.8 million for the three-month period ended June 30, 2008 from $6.4 million for the corresponding period of the preceding year.  The increase was primarily due to increased headcount, incentive compensation and related labor costs required to support acquisition and business growth of $1.2 million in the second quarter of 2008 as compared to the same period in 2007.

Corporate Items selling, general and administrative expenses for the three months ended June 30, 2008 increased $1.7 million to $18.1 million from $16.4 million for the comparable period in 2007.  The increase resulted mainly from higher professional and legal fees of $1.7 million, higher incentive compensation costs of $1.1 million, and higher salary and recruiting costs totaling approximately $0.7 million, offset by a favorable turnaround in foreign exchange losses of $1.3 million and a $0.5 million reduction in rent expense, telephone expense and temporary services fees.

Adjusted EBITDA Contribution

The combined Adjusted EBITDA contribution by segment for the three months ended June 30, 2008 increased $8.2 million to $43.4 million from $35.2 million for the comparable period in 2007.  The contribution of Technical Services increased $6.2 million, Site Services contribution increased $3.1 million and Corporate Items costs increased $1.1 million.

The combined Adjusted EBITDA contribution was comprised of revenues of $265.3 million and $238.7 million, net of cost of revenues of $178.4 million and $165.3 million and selling, general and administrative expenses of $43.5 million and $38.2 million for the three-month periods ended June 30, 2008 and 2007, respectively.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the three month periods ended June 30, 2008 and 2007 was similar at $2.7 million and $2.6 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2008 increased $1.8 million to $10.8 million from $9.0 million for the comparable period in 2007. The increase in depreciation arose primarily from $1.3 million related to assets added as part of our recent acquisitions of Romic, Universal Environmental, Inc. and solvent recovery businesses, $0.4 million related to asset additions at our El Dorado location acquired as part of the Teris acquisition, and other net increases of $0.1 million.

Interest Expense, Net

Interest expense, net of interest income for the three months ended June 30, 2008 decreased $1.2 million to $2.5 million from $3.7 million for the comparable period in 2007 primarily due to an $0.8 million increase in interest received, mainly attributable to the interest earned on the proceeds from the April issuance of common stock; the remaining $0.4 million decrease was due to a reduction in interest expense, primarily resulting from the termination of capital leases and a reduction in interest rates.

Income Taxes

Income tax expense for the three months ended June 30, 2008 increased $2.7 million to $11.4 million from $8.7 million for the comparable period in 2007 mainly due to higher income before taxes. Income tax expense for the second quarter of 2008 consisted of a current tax expense relating to the Canadian operations of $0.7 million, federal income tax of $6.8 million, and a state income tax expense of $2.1 million, other foreign locations of $0.4 million and interest and penalties related to tax contingencies of $1.4 million.  Income tax expense for the second quarter of 2007 consisted of a current tax expense relating to the Canadian operations of $0.6 million, including withholding taxes, federal income tax of $5.3 million, and a state income tax expense of $1.4 million relating to profitable operations in certain legal entities and interest and penalties related to tax contingencies of $1.4 million.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of June 30, 2008 and December 31, 2007, our valuation allowance remained at approximately $10.0 million.

Management recognizes interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of June 30, 2008 and December 31, 2007, included gross accrued interest and penalties of $21.5 million and $17.8 million, respectively. Tax expense for each of the three months ended June 30, 2008 and 2007 included interest and penalties, net of tax, of $1.4 million.

Net Income

Net income for the three months ended June 30, 2008 was $16.0 million and included a benefit of $0.2 million related to changes in our environmental liabilities estimates. Net income for the three months ended June 30, 2007 was $11.2 and included a charge of $0.3 million related to changes in our environmental liabilities estimates.

Six months ended June 30, 2008 versus the six months ended June 30, 2007

Revenues

Total revenues for the six months ended June 30, 2008 increased $64.1 million to $507.8 million from $443.7 million for the comparable period in 2007.

Technical Services revenues for the six months ended June 30, 2008 increased $46.0 million to $358.5 million from $312.5 million for the comparable period in 2007. The primary increases in Technical Services revenues consisted of increases in the pricing of waste processed through our facilities of $25.2 million offset by a decrease in the volume of waste processed through our facilities of $3.0 million.  The increase was also attributable to new business from the 2007 Romic acquisition, $6.2 million due to the strengthening of the Canadian dollar in 2008 as compared to 2007, especially strong performance in the transportation and disposal business line, as well as existing base business holding strong across all regions.

Site Services revenues for the six months ended June 30, 2008 increased $18.8 million to $150.5 million from $131.7 million for the comparable period in 2007. In the first half of 2008, Site Services performed negligible large emergency response jobs, compared with 2007, during which Site Services performed large emergency response jobs accounting for $2.6 million, offset by intercompany costs of $0.5 million, resulting in direct revenue of $2.1 million, or 1.6% of direct revenue for this segment.  All other Site Services revenues increased $14.7 million from the first half of 2007 as compared to the first half of 2008.  This growth was due to increased revenue in the West region, from the Universal Environmental, Inc. and Romic acquisitions and organic growth, Northeast growth from existing accounts, South and Mid-West from small emergency response projects as well as organic growth.  These base business increases were augmented by large project business growth of $3.9 million and transportation growth of $1.6 million in 2008 compared to 2007.  Revenues increased $0.5 million due to the strengthening of the Canadian dollar in 2008 as compared to 2007.

Corporate Items revenues for the six months ended June 30, 2008 decreased $0.7 million to $(1.2) million from $(0.5) million for the comparable period in 2007.  This decrease resulted mainly from higher intercompany disposal costs connected with remedial and maintenance projects on closed and idled operations, and also the reduction of revenues relating to discontinuing the inter-segment billing of our internal training departmental costs.

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

Cost of Revenues

Total cost of revenues for the six months ended June 30, 2008 increased $31.7 million to $348.6 million compared to $316.9 million for the comparable period in 2007.

Technical Services cost of revenues increased $20.0 million to $235.8 million from $215.8 million for the comparable period in 2007.  The increase resulted mainly from increases of $4.8 million in building and equipment repairs and maintenance expense, $4.8 million in employee labor and related costs, $3.6 million in utility expense, $3.0 million in outside disposal costs, $2.0 million in deferred costs, $1.2 million in downtime and turnaround costs, $0.7 million in taxes and insurance, $0.6 million in subcontractor costs, $0.2 million in transportation and discharges fees, $0.1 million in travel expenses and $3.8 million due to an unfavorable foreign exchange fluctuation relating to the Canadian dollar.  Offsetting these increases were decreases of $3.4 million in outside transportation and rail costs, $0.9 million in materials and supplies costs and an unfavorable change of $0.5 million in environmental liability estimates.

Site Services cost of revenues increased $13.0 million to $112.1 million from $99.1 million for the comparable period in 2007. Cost of revenues for the first half of 2008 related to the performance of large emergency response jobs decreased by $1.5 million to $0.2 million in 2008, as compared to $1.7 million for comparable period of 2007.  All other Site Services cost of revenues increased $5.8 million in outside transportation and fuel costs from higher product costs, $5.5 million in labor and related costs from increased volumes, $1.2 million in increased materials and supplies costs, primarily related to a project in the South region in 2008.  Additionally, subcontract costs increased $0.9 million, outside disposal costs increased $0.7 million and travel expenses increased $0.6 million due to increased volume.  Fixed costs, including rent and utilities, increased $0.5 million.  These increases were offset by a reduction of $1.4 million in equipment rental costs due to changes in business mix and our efforts to internalize these costs through capital expenditures.  Cost of revenues increased $0.6 million due to the strengthening of the Canadian dollar in 2008 as compared to 2007.

Corporate Items cost of revenues for the six months ended June 30, 2008 decreased $1.3 million to $0.7 million from $2.0 million for the comparable period in 2007. The decrease resulted mainly from lower permit and compliance costs at a location that recently ceased operations of $0.8 million and the reduction of general insurance expense of $0.4 million.

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

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended June 30, 2008 increased $13.2 million to $82.7 million from $69.5 million for the comparable period in 2007.

Technical Services selling, general and administrative expenses for the six months ended June 30, 2008 increased $4.9 million to $34.9 million from $30.0 million for the comparable period in 2007 primarily due to increased headcount and related labor costs required to support business growth plus $0.4 million due to the strengthening of the Canadian dollar in 2008 as compared to 2007.

Site Services selling, general and administrative expenses increased $3.5 million to $15.3 million for the six-month period ended June 30, 2008 from $11.8 million for the corresponding period of the preceding year. The change was related to increased headcount and incentive compensation in the first half of 2008 as compared to the same period of 2007.  2007 included a benefit of $0.4 million from a change in environmental liability estimates which was not realized in 2008.

Corporate Items selling, general and administrative expenses for the six months ended June 30, 2008 increased $4.8 million to $32.5 million from $27.7 million for the comparable period in 2007. The increase resulted primarily from increased incentive compensation costs of $4.0 million, an unfavorable change of $1.5 million in environmental liability estimates, increased professional fees of $1.1 million, increased health insurance charges of $0.8 million and an unfavorable change in bad debt expense of $0.5 million, offset by a favorable turnaround in foreign exchange losses of $2.3 million and a $0.9 million reduction in rent expense, telephone expense, computer expense and temporary services fees.

Adjusted EBITDA Contribution

The total combined Adjusted EBITDA contribution by segment for the six months ended June 30, 2008 increased $19.2 million to $76.5 million from $57.3 million for the comparable period in 2007. The contribution of Technical Services increased $21.1 million, the contribution of Site Services increased $2.3 million and an increase in Corporate Items costs of $4.2 million.

The combined Adjusted EBITDA contribution was comprised of revenues of $507.8 million and $443.7 million, net of cost of revenues of $348.6 million and $316.9 million and selling, general and administrative expenses of $82.7 million and $69.5 million for the six-month periods ended June 30, 2008 and 2007, respectively.

Accretion of Environmental Liabilities

Accretion of environmental liabilities for the six months ended June 30, 2008 increased $0.4 million to $5.4 million from $5.0 million for the comparable period in 2007 primarily due to the annual recalculation of the landfill accretion rate.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2008 increased $3.3 million to $21.3 million from $18.0 million for the comparable period in 2007. The increase in depreciation arose primarily from $1.1 million of depreciation of assets added to develop our El Dorado facility acquired as part of the Teris acquisition, $1.3 million related to assets added as part of our recent acquisitions of Romic, Universal Environmental, Inc. and the two solvent recycling facilities, $0.5 million for additional software development, and higher net volumes at our landfills of $0.2 million.

Interest Expense, Net

Interest expense, net of interest income for the six months ended June 30, 2008, decreased $0.9 million to $5.9 million from $6.8 million for the comparable period in 2007. The decrease was primarily due to an increase in interest income received, attributable to the interest earned on the proceeds from the April issuance of common stock, as well as higher cash balances.

Income Taxes

Income tax expense for the six months ended June 30, 2008 increased $6.3 million to $19.0 million from $12.7 million for the comparable period in 2007 mainly due to higher income before taxes.  Income tax expense for the six months ended June 30, 2008 consisted of a current tax expense relating to the Canadian operations of $1.6 million, federal income tax of $10.4 million, a state income tax expense of $3.3 million, other foreign locations of $0.7 million and interest and penalties related to tax contingencies of $3.0 million.  Income tax expense for the six months ended June 30, 2007 consisted primarily of a current tax expense relating to the Canadian operations of $0.9 million, including withholding taxes, federal income tax of $7.2 million, and a state income tax expense of $2.0 million relating to profitable operations in certain legal entities and interest and penalties related to tax contingencies of $2.6 million.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of June 30, 2008 and December 31, 2007, we had a remaining valuation allowance of approximately $10.0 million.  The allowance consists of $8.6 million of foreign tax credits and $1.4 million of federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Management recognizes interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of June 30, 2008 and December 31, 2007, included gross accrued interest and penalties of $21.5 million and $17.8 million, respectively. Tax expense for the six months ended June 30, 2008 and 2007 included interest and penalties, net of tax, of $3.0 million and $2.6 million, respectively.

Net Income

Net income for the six months ended June 30, 2008 was $24.9 million and included a benefit of $0.3 million related to changes in our environmental liabilities estimates. Net income for the three months ended June 30, 2007 was $14.7 and included a benefit of $1.7 million related to changes in our environmental liabilities estimates.

Liquidity and Capital Resources

    Cash and Cash Equivalents

Our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, funds available to borrow under our revolving facility, and funds raised in our April 2008 public offering of stock. As of June 30, 2008, cash and cash equivalents were $281.9 million and funds available to borrow under the revolving facility were $31.2 million.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs and to fund capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements. We had accrued environmental liabilities as of June 30, 2008 of approximately $187.3 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002 and several subsequent acquisitions. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

On April 29, 2008, we issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters option, at a public offering price of $63.75 per share.   After deducting the underwriter discount and offering expenses, we received net proceeds of $173.6 million from the issuance. We expect to use the net proceeds for one or more of the following: potential future acquisitions, repayment of debt and working capital.

On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, we redeemed $50.0 million principal amount of outstanding Senior Secured Notes and paid prepayment penalties of $2.8 million.

Cash Flows for the six months ended June 30, 2008

For the six months ended June 30, 2008, we had a net increase of cash of $42.3 million from our operating activities. We reported net income for the period of $24.9 million and non-cash expenses of $29.3 million. These non-cash expenses consisted primarily of $21.3 million for depreciation and amortization, $5.4 million for accretion of environmental liabilities, $1.8 million for stock based compensation and $1.1 million for amortization of deferred financing and debt. Net uses of cash for working capital purposes totaled $12.0 million and consisted primarily of $4.1 million in environmental expenditures, a $1.7 million increase in supplies, a $0.6 million increase in prepaid expenses, an increase of $0.5 million in other assets, a decrease of $9.1 million in accounts payable, a decrease of $6.9 million in income taxes payable, a $6.5 million decrease in deferred revenue, a $0.6 million decrease in accrued disposal costs, offset by an increase of $1.3 million in other accrued expenses, a decrease of $10.4 million in accounts receivable, a reduction of $4.7 million in unbilled receivable and a $1.6 million decrease in deferred costs.

For the six months ended June 30, 2008, we used $57.0 million of net cash in our investing activities. Uses of cash totaled $61.4 million and consisted primarily of additions to property, plant, and equipment of $30.0 million, acquisition costs of $27.6 million, purchase of marketable securities of $2.4 million and costs associated to obtain or renew permits and intangibles of $1.4 million. Sources of cash totaled $4.4 million from sales of marketable securities.

For the six months ended June 30, 2008, our financing activities resulted in a net cash increase of $178.5 million and consisted primarily of $173.6 in proceeds from the issuance of common stock, $2.6 million in excess tax benefit of stock-based compensation, an increase of $2.1 million in uncashed checks, $1.2 million in proceeds from the exercise of stock options and $0.8 million in proceeds from the employee stock purchase plan, offset by $1.7 million of payments on capital leases.

Cash flows for the six months ended June 30, 2007

For the six months ended June 30, 2007, we had a net increase of cash of $15.3 million from our operating activities. We reported net income for the period of $14.7 million. In addition, we reported non-cash expenses during this period totaling $18.9 million. These non-cash expenses consisted primarily of $18.0 million for depreciation and amortization, $5.0 million for the accretion of environmental liabilities, $2.0 million for stock based compensation, a reduction of $5.1 million of deferred income taxes, and a reduction of  $1.7 million in our environmental liability estimates. Net use of cash for working capital purposes totaled $18.2 million and consisted primarily of a decrease of $5.8 million in accounts payable, a $5.7 million decrease in other accrued expenses, a $6.4 million increase in accounts receivable, a $3.8 million increase in unbilled receivables, a $1.3 million increase in supplies inventory and $3.4 million in environmental expenditures offset by an increase in income tax payable of $8.7 million.

For the six months ended June 30, 2007, we used $18.0 million of net cash in our investing activities. Uses of cash totaled $18.5 million and consisted primarily of the acquisition of Ensco Caribe assets of $1.5 million, additions to property, plant, and equipment of $15.9 million, and $1.0 million in the purchase of available-for-sale securities.  Sources of cash totaled $0.4 million and consisted of proceeds from the sale of fixed assets.

For the six months ended June 30, 2007, our financing activities resulted in a net cash increase of $3.7 million and consisted primarily of a $3.0 million increase in uncashed checks and $1.2 million in proceeds from exercising stock options, partially offset by $0.9 million of payments on capital leases.

Financing Arrangements

At June 30, 2008, we had outstanding $91.5 million of eight-year senior secured notes due 2012 (the “senior secured notes”), a $70.0 million revolving credit facility (the “revolving facility”), a $50.0 million synthetic letter of credit facility (the “synthetic LC Facility”), and a $30.0 million term loan (the “term loan”).   The financing arrangements and principal terms of the each are discussed further in our 2007 Annual Report on Form 10-K.  As discussed above, on July 28, 2008, we redeemed $50.0 million principal amount of outstanding Senior Secured Notes.  Other than the $50.0 million redemption, there have not been any other material changes in our terms and conditions during the first six months of 2008.

The indenture under which our Senior Secured Notes are outstanding provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either (i) prepay, repay, redeem or purchase our first-lien obligations under the Revolving Facility and Synthetic LC Facility or capitalized lease obligations or (ii) make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding Senior Secured Notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

We are required within 120 days following June 30, 2008, to offer to repurchase the Senior Secured Notes in the amount of $19.2 million of the Excess Cash Flow generated during the twelve-month period ended June 30, 2008.  To the extent the Note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2008, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the indenture’s requirement to make

Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 12, “Income Taxes,” to our financial statements included in Item 1 of this report, we have significant liabilities associated with potential tax liabilities and related interest and penalties aggregating $71.2 million. These liabilities are classified as “other long-term liabilities” in our unaudited consolidated balance sheet in accordance with the provision of FIN 48 adopted on January 1, 2007 because of the uncertainties involved. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities, which related to unrecognized tax benefits for which the statute of limitations might expire without examination by the respective taxing authority.  However, we do not believe material cash payments will be required in the next 12 months.

Auction Rate Securities

As of June 30, 2008, our investments included $6.6 million as non-current, available for sale securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows investors to rollover their holdings and continue to own their respective securities (with new interest rates set in the most recent auctions) or liquidate their holdings by selling their securities at par value.

Prior to January 1, 2008, we generally invested in auction rate securities for short periods of time as part of our cash management program.   Due to recent events in credit markets, the auction events for these instruments held by us failed during the first six months of 2008.   During the second quarter, we did accept an offer to purchase a $1.5 million auction rate security at par and it was settled in May 2008.   We are unable to determine when the market for student loan collateralized instruments will recover therefore we have classified the remaining auction rate securities as non-current and have included them in long-term investments on our unaudited consolidated balance sheet at June 30, 2008.

As of June 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included, but were limited to, our auction rate securities classified as available for sale and reflected at fair value.   The fair values of the securities are estimated as of June 30, 2008 utilizing a discounted cash flow analysis or significant other observable inputs.  The discounted cash flow analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Prior to January 1, 2008, fair value was based on quoted market prices in the auction rate security markets.

As of June 30, 2008, all of our auction rate securities continue to have AAA underlying ratings. The underlying assets of our auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program.  As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized pre-tax loss of $0.4 million for the six months ended June 30, 2008.  The unrealized loss resulted in an after-tax reduction of $0.2 million to accumulated other comprehensive income.  We assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and the anticipated recovery in the market value.  As of June 30, 2008, we continued to earn interest on all of our auction rate security instruments.  Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If we determine that any future fair value adjustment were other than temporary, we would record a charge to earnings as appropriate.

Based on market conditions, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis or significant other observable inputs, during the first quarter of 2008.  Accordingly, these securities changed from Level 1 to either Level 2 or Level 3 within SFAS 157’s hierarchy since our initial adoption of SFAS 157 at January 1, 2008.

Stockholder Matters

On April 29, 2008, we issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters’ option, at a public offering price of $63.75 per share.   After deducting the underwriter discount and offering expenses, we received net proceeds of $173.6 million from the issuance.

On May 15, 2008, we granted 91,556 performance share awards that are subject to achieving predetermined revenue and EBITDA targets by December 31, 2009 and also include continued service conditions.   If the Company does not achieve the

performance goals by the end of 2009, the shares will be forfeited in their entirety.  For the three and six months ended June 30, 2008, management believed that it was probable that the performance targets will be achieved.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at June 30, 2008 (in thousands):

Scheduled Maturity Dates	Six Months Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Senior secured notes	$50,000	$—	$—	$—	$41,518	$—	$91,518
Capital lease obligations	307	432	165	113	21	—	1,038
	$50,307	$432	$165	$113	$41,539	$—	$92,556
Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, we had at June 30, 2008 (i) a $70.0 million revolving facility (ii) a $50.0 million synthetic LC facility, and (iii) a $30.0 million term loan. At June 30, 2008, we had: (i) no borrowings and $38.8 million of letters of credit outstanding under the revolving facility and (ii) $48.0 million of letters of credit outstanding under the synthetic LC facility. Borrowings outstanding under the revolving facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the revolving facility and an unused line fee of 0.125% per annum on the unused portion of the revolving facility. As of June 30, 2008, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the synthetic LC facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the synthetic LC facility. The term loan bears interest, at our option, at the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. Had the interest rate on our variable borrowings been 10% higher, we would have reported decreased net income of $0.1 million for each of the three-month periods ended June 30, 2008 and 2007 and $0.1 million for each of the six-month periods ended June 30, 2008 and 2007.

We are subject to market risks associated with our investment in auction rate securities which aggregated $6.6 million as of June 30, 2008. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.   Prior to January 1, 2008, we generally invested in auction rate securities for short periods of time as part of our cash management program.   Due to recent events in credit markets, the auction events for these instruments held by us failed during the first six months of 2008.   We are unable to determine when the market for student loan collateralized instruments will recover therefore we have classified the auction rate securities as non-current and have included them in long-term investments on our unaudited consolidated balance sheet at June 30, 2008.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three- and six-month periods ended June 30, 2008, total foreign currency losses were $0.2 million and gains were $0.6 million, respectively, primarily between U.S. and Canadian dollars. During the three- and six-month periods ended June 30, 2007, total foreign currency losses were $1.6 million and $1.7 million, respectively, primarily between U.S. and Canadian dollars. The fluctuation for the three- and six-month periods ended June 30, 2008 and 2007 for Mexico was not material to the Company. The Canadian subsidiaries transact approximately 26.3% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three- and six-month periods ended June 30, 2008, the U.S. dollar fell 0.9% and rose 3.0%, respectively against the Canadian dollar, resulting in foreign currency exchange losses of $0.2 million and exchange gains of $0.7 million, respectively.   During the three- and six-month periods ended June 30, 2007, the U.S. dollar fell 8.4% and 9.6%, respectively against the Canadian dollar, resulting in foreign currency exchange losses of $1.7 million and $1.8 million, respectively.

Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. The average exchange rate for the six-month periods ended June 30, 2008 and 2007 was 1.01 and 1.13 Canadian dollars to the U.S. dollar, respectively.

Had there been a fluctuation in the Canadian exchange rate of 10%, we would have reported a change in net income by approximately $0.9 million and $0.7 million for the six-month periods ended June 30, 2008 and 2007, respectively.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 4.                    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 11, 2008, we identified a material weakness in our internal control over financial reporting during work performed related to Management’s Annual Report on Internal Control over Financial Reporting.  Because the control deficiencies leading to the material weakness were still present as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report.

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

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no significant change in our internal control over financial reporting during the period covered by this Quarterly Report, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

We have implemented, or plan to implement, certain measures to remediate the material weakness relating to the Company’s income tax accounting identified in the Company’s 2007 Annual Report on Form 10-K.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented or is in the process of implementing the following measures:

•                  Hired a Tax Director

•                  Assessed the adequacy of internal resources and initiated a search for additional staff

•                  Contracted with tax consultants to enhance the tax provision process and documentation

We believe that these remediation actions represent ongoing improvement measures.  Furthermore, while we have taken steps to remediate the material weakness, these steps may not be adequate to fully remediate this weakness, and additional measures may be required.   The effectiveness of our remediation efforts will not be known until we can test those controls in connection with the management evaluation of internal controls over financial reporting that we will perform as of December 31, 2008.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 11, “Commitments and Contingencies,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the six months ended June 30, 2008, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—At the Company’s annual meeting of shareholders held on May 15, 2008, the following Class I directors were re-elected for a three-year term by the following votes:

Nominee	For	Withheld
Alan S. McKim	17,493,083	456,739
Eugene Banucci	17,096,015	853,807
John F. Kaslow	17,287,764	662,058
Thomas J. Shields	16,771,339	1,178,483

Item 5—Other Information—None

Item 6—Exhibits

Item No.	Description	Location

4.28L

Amendment No. 4 dated as of June 25, 2008, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto

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

Date: August 11, 2008

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and
Chief Financial Officer

Date: August 11, 2008