Form 10-Q
period 2008-09-30
CLEAN HARBORS INC
filed 2008-11-10
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	23,724,730
(Class)	(Outstanding at November 5, 2008)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$252,959	$119,538
Marketable securities	428	850
Accounts receivable, net of allowances aggregating $6,778 and $6,105, respectively	186,249	193,126
Unbilled accounts receivable	10,469	14,703
Deferred costs	6,382	7,359
Prepaid expenses and other current assets	6,335	10,098
Supplies inventories	27,196	22,363
Deferred tax assets	11,497	11,491
Properties held for sale	—	910
Total current assets	501,515	380,438
Property, plant and equipment:
Land	26,570	22,273
Asset retirement costs (non-landfill)	1,780	1,438
Landfill assets	35,084	29,925
Buildings and improvements	127,103	112,469
Vehicles	31,571	22,854
Equipment	303,826	274,619
Furniture and fixtures	1,648	1,454
Construction in progress	14,741	18,702
	542,323	483,734
Less—accumulated depreciation and amortization	247,925	221,133
Total property, plant and equipment, net	294,398	262,601
Other assets:
Long-term investments	6,625	8,500
Deferred financing costs	3,776	5,881
Goodwill	22,726	21,572
Permits and other intangibles, net of accumulated amortization of $39,971 and $36,443, respectively	76,228	74,809
Deferred tax assets	11,480	12,176
Other	4,194	3,911
Total other assets	125,029	126,849
Total assets	$920,942	$769,888

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Current liabilities:
Uncashed checks	$6,966	$5,489
Current portion of long-term debt	18,486	—
Current portion of capital lease obligations	484	1,251
Accounts payable	73,294	81,309
Deferred revenue	25,784	29,730
Other accrued expenses	68,977	65,789
Current portion of closure, post-closure and remedial liabilities	17,073	18,858
Income taxes payable	172	8,427
Total current liabilities	211,236	210,853
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,333 and $5,527, respectively	25,746	24,202
Remedial liabilities, less current portion of $10,740 and $13,331, respectively	136,968	141,428
Long-term debt	52,722	120,712
Capital lease obligations, less current portion	421	1,520
Unrecognized tax benefits and other long-term liabilities	73,841	68,276
Total other liabilities	289,698	356,138

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 23,505,582 and 20,327,533 shares, respectively	235	203
Treasury stock	(1,659)	(1,170)
Additional paid-in capital	350,573	166,653
Accumulated other comprehensive income	11,609	17,498
Retained earnings	59,250	19,713
Total stockholders’ equity	420,008	202,897
Total liabilities and stockholders’ equity	$920,942	$769,888

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$273,157	245,507	$780,925	$689,239
Cost of revenues (exclusive of items shown separately below)	187,063	169,007	535,641	485,893
Selling, general and administrative expenses	40,738	38,092	123,404	107,643
Accretion of environmental liabilities	2,682	2,715	8,078	7,743
Depreciation and amortization	11,414	9,814	32,695	27,801
Income from operations	31,260	25,879	81,107	60,159
Other (expense) income	(104)	61	(149)	62
Loss on early extinguishment of debt	(4,251)	—	(4,251)	—
Interest (expense), net of interest income of $1,458 and $3,952 for the quarter and year-to-date ending 2008 and $1,166 and $2,713 for the quarter and year-to-date ending 2007, respectively	(1,889)	(3,022)	(7,789)	(9,901)
Income before provision for income taxes	25,016	22,918	68,918	50,320
Provision for income taxes	10,388	9,978	29,381	22,691
Net income	14,628	12,940	39,537	27,629
Dividends on Series B preferred stock	—	69	—	206
Net income attributable to common stockholders	$14,628	12,871	$39,537	$27,423

Earnings per share:
Basic income attributable to common stockholders	$0.62	0.65	$1.79	$1.39
Diluted income attributable to common stockholders	$0.61	0.63	$1.75	$1.33

Weighted average common shares outstanding	23,423	19,840	22,052	19,788
Weighted average common shares outstanding plus potentially dilutive common shares	23,822	20,686	22,530	20,715

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$39,537	$27,629
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,695	27,801
Loss on early extinguishment of debt	4,251	—
Allowance for doubtful accounts	67	212
Amortization of deferred financing costs and debt discount	1,517	1,462
Accretion of environmental liabilities	8,078	7,743
Changes in environmental liability estimates	(1,515)	(2,289)
Deferred income taxes	1,910	(5,055)
Stock-based compensation	2,782	2,903
Excess tax benefit of stock-based compensation	(3,396)	—
Income tax benefits related to stock option exercises	3,425	—
Loss (gain) on sale of fixed assets and assets held for sale	149	(62)
Changes in assets and liabilities:
Accounts receivable	8,490	(8,408)
Other current assets	1,998	(10,526)
Accounts payable	(8,761)	193
Other current liabilities	(2,430)	13,081
Environmental expenditures	(12,564)	(4,901)
Net cash from operating activities	76,233	49,783
Cash flows from investing activities:
Additions to property, plant and equipment	(39,218)	(23,814)
Acquisitions, net of cash acquired	(27,582)	(7,192)
Costs to obtain or renew permits	(2,184)	(986)
Proceeds from sales of fixed assets and assets held for sale	449	503
Sales of marketable securities	4,350	—
Purchase of available-for-sale securities	(2,553)	(1,010)
Net cash from investing activities	(66,738)	(32,499)
Cash flows from financing activities:
Change in uncashed checks	1,535	(6,739)
Proceeds from exercise of stock options	1,749	1,303
Proceeds from employee stock purchase plan	1,255	850
Proceeds from exercise of warrants	1,200	—
Remittance of shares	(489)	—
Payments on capital leases	(1,848)	(1,163)
Proceeds from issuance of common stock, net	173,541	—
Principal payment on debt	(50,000)	—
Prepayment penalty on early extinguishment of debt	(2,813)	—
Excess tax benefit of stock-based compensation	3,396	1,536
Deferred financing costs paid	—	(32)
Dividend payments on preferred stock	—	(206)
Other	—	(69)
Net cash from financing activities	127,526	(4,520)
Effect of exchange rate changes on cash	(3,600)	5,542
Increase in cash and cash equivalents	133,421	18,306
Cash and cash equivalents, beginning of period	119,538	73,550
Cash and cash equivalents, end of period	$252,959	$91,856

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$12,879	$11,156
Income taxes paid	30,539	9,868
Non-cash investing and financing activities:
Property, plant and equipment accrued	$5,333	$4,387

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock					Accumulated
	Number	$ 0.01		Additional	Other	Other		Total
	of	Par	Treasury	Paid-in	Comprehensive	Comprehensive	Retained	Stockholders’
	Shares	Value	Stock	Capital	Income	Income	Earnings	Equity
Balance at January 1, 2008	20,328	$203	$(1,170)	$166,653		$17,498	$19,713	$202,897
Net income	—	—	—	—	$39,537	—	39,537	39,537
Unrealized loss on long-term investments, net of taxes (see Note 2)	—	—	—	—	(232)	(232)	—	(232)
Unrealized loss on securities, net of taxes	—	—	—	—	(64)	(64)	—	(64)
Foreign currency translation	—	—	—	—	(5,593)	(5,593)	—	(5,593)
Comprehensive income	—	—	—	—	$33,648	—	—	—
Exercise of warrants	150	1	—	1,199		—	—	1,200
Stock-based compensation	(4)	—	—	2,782		—	—	2,782
Remittance of shares	(31)	—	(489)	—		—	—	(489)
Exercise of stock options	160	2	—	1,747		—	—	1,749
Issuance of common stock, net of issuance costs of $576	2,875	29	—	173,512		—	—	173,541
Tax benefit on exercise of stock options	—	—	—	3,425		—	—	3,425
Employee stock purchase plan	28	—	—	1,255		—	—	1,255
Balance at September 30, 2008	23,506	$235	$(1,659)	$350,573		$11,609	$59,250	$420,008

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

Certain reclassifications have been made to Note 17, “Guarantor and Non-Guarantor Subsidiaries” prior year information to conform to the current year presentation.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.  In February 2008, the FASB issued FASB Staff Position (“FSP”)  No. 157-2 (“FSP SFAS No. 157-2”) which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year.  The Company expects the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis will not have a material impact on its consolidated financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included, but were not limited to, the Company’s auction rate securities classified as available for sale and reflected at fair value.  The fair values of these securities as of September 30, 2008 were estimated utilizing a discounted cash flow analysis.  The discounted cash flow analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  Prior to January 1, 2008, fair value was based on quoted market prices in the auction rate security markets.

As of September 30, 2008, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program.  As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to external liquidity issues rather than credit issues, the Company has recorded an unrealized pre-tax loss of $0.4 million during the nine-month period ended September 30, 2008.   There was no adjustment during the

three-month period ended September 30, 2008.  The year-to-date unrealized loss resulted in an after tax reduction for the nine-month period ended September 30, 2008 of $0.2 million to accumulated other comprehensive income.  The Company assessed this decline in value to be temporary due to the relatively short period of time and the extent to which the fair value has been less than par, the financial condition and near-term prospects of the underlying issuers, and the anticipated recovery in the market value.  As of September 30, 2008, the Company continued to earn interest on all of its auction rate security instruments.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future fair value adjustments were other than temporary, it would record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008, were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008

Auction rate securities	$—	$—	$6,625	$6,625
Marketable securities	$428	$—	$—	$428

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis or significant other observable inputs, during first quarter 2008.  Accordingly, the inputs used to value these securities changed from Level 1 to either Level 2 or Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 at January 1, 2008.

The following table presents the Company’s long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at September 30, 2008 (in thousands):

2008
Balance at January 1, 2008	$—
Transfer to Level 3 from Level 1	7,000
Unrealized losses included in other comprehensive income	(884)
Balance at March 31, 2008	6,116
Unrealized gains included in other comprehensive income	509
Balance at June 30, 2008	6,625
Unrealized losses included in other comprehensive income	—
Balance at September 30, 2008	$6,625

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

On March 21, 2008, the Company acquired two solvent recycling facilities, one in Chicago, Illinois and the other in Hebron, Ohio, and the businesses associated with those facilities from Safety-Kleen Systems, Inc. under two separate purchase agreements.  During the second quarter, the Company determined that the purchase of these facilities should be treated as one unit of accounting.  Accordingly, the purchase price, assets acquired and liabilities assumed have been combined as one acquisition for accounting purposes.  As of September 30, 2008, the combined preliminary purchase price was $12.9 million for the Hebron and Chicago businesses.  The Company anticipates that these acquisitions will broaden the services it can offer to customers and enhance its market share in the solvent recycling business.  In conjunction with the acquisition of Hebron, the Company entered into a dry cleaning service agreement with Safety-Kleen System, Inc. whereby the Company will handle and dispose of dry cleaning solvents for a two year period.  The Company will receive a minimum of $9.0 million in revenue over this period.

The calculations of the preliminary purchase price and the preliminary allocation of assets acquired and liabilities assumed are as follows (in thousands):

	Universal Environmental, Inc. (1)	Solvent Recycling Facilities (2)
Preliminary purchase price
Cash consideration	$12,706	$12,500
Acquisition costs	106	370
Estimated amount due to the seller for working capital adjustments	1,835	—
Total estimated purchase price	$14,647	$12,870
Preliminary allocation of purchase price
Current assets	$4,049	$530
Property, plant and equipment	7,873	13,671
Goodwill	—	1,153
Customer lists and other intangibles	3,987	900
Total assets acquired	15,909	16,254
Liabilities assumed	(1,262)	(3,384)
Net assets acquired	$14,647	$12,870

Management has determined the preliminary purchase price allocations based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed.  Such amounts are subject to adjustment based on the additional information necessary, as discussed below, to determine fair values.

(1) An estimate of $0.3 million has been calculated as negative goodwill, which represents the excess of the fair value of the net assets acquired over the purchase price. Negative goodwill has been proportionally allocated to property, plant and equipment ($0.2 million) and customer lists and other intangibles ($0.1 million). The intangible assets are being amortized over their useful lives of nine years.  The purchase price and related allocation are preliminarily determined and will be revised for any remaining working capital adjustments and additional information regarding tax assets, tax liabilities and tax attributes.

(2) The preliminary purchase price reflects an excess of the purchase price over the fair value of the net assets acquired of approximately $1.2 million, which has been recorded as goodwill.  The entire amount of goodwill has been assigned to the Technical Services segment and such amount is not expected to be deductible for tax purposes.   The purchase price and related allocation are preliminarily determined and will be revised as a result of adjustments made to the purchase price and additional information regarding liabilities assumed.

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

(4) LANDFILL ASSETS

Changes to landfill assets for the nine-month period ended September 30, 2008 were as follows (in thousands):

2008
Balance at January 1, 2008	$29,925
Asset retirement costs	862
Capital additions	4,818
Changes in estimates of landfill closure and post-closure liabilities	348
Currency translation	(869)
Balance at September 30, 2008	$35,084

(5) INVESTMENTS

As of September 30, 2008, the Company’s investments included $6.6 million of auction rate securities classified on the Company’s balance sheet as non-current, available for sale securities.  Prior to January 1, 2008, the Company generally invested in auction rate securities for short periods of time as part of its cash management program.  Due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the first nine months of 2008.  The Company is unable to determine when the market for student loan collateralized instruments will recover and therefore has classified the auction rate securities as non-current and has included them in long-term investments on its unaudited consolidated balance sheet at September 30, 2008.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Below is a summary of amortizable intangible assets (in thousands):

	September 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Permits	$98,477	$33,423	$65,054	$98,391	$30,902	$67,489
Customer lists and other intangible assets	17,722	6,548	11,174	12,861	5,541	7,320
	$116,199	$39,971	$76,228	$111,252	$36,443	$74,809

The increase in customer lists and other intangible assets is based primarily on preliminary estimates of the fair values of intangible assets acquired during March 2008.   The goodwill balance as of September 30, 2008 also increased $1.2 million from December 31, 2007 as a result of the acquisition of the solvent recovery facilities.  The foregoing includes estimates that are subject to change based upon final fair value determination.

(7) OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Insurance	$15,477	$12,984
Interest	1,663	5,367
Accrued disposal costs	2,471	2,998
Accrued compensation and benefits	22,476	19,938
Other items	26,890	24,502
	$68,977	$65,789

(8) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities for the nine months ended September 30, 2008 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2008	$22,896	$6,833	$29,729
Liabilities assumed in acquisitions	—	418	418
New asset retirement obligations	862	—	862
Accretion	2,276	645	2,921
Changes in estimate recorded to statement of operations	(527)	529	2
Other changes in estimates recorded to balance sheet	348	—	348
Settlement of obligations	(1,088)	(951)	(2,039)
Currency translation and other	(138)	(24)	(162)
Balance at September 30, 2008	$24,629	$7,450	$32,079

All of the landfill facilities included above were active as of September 30, 2008.

New asset retirement obligations incurred in 2008 are being discounted at the credit-adjusted risk-free rate of 10.12% and inflated at a rate of 2.44%.

(9) REMEDIAL LIABILITIES

The changes to remedial liabilities for the nine months ended September 30, 2008 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2008	$5,682	$88,619	$60,458	$154,759
Liabilities assumed in acquisitions	—	—	2,585	2,585
Accretion	198	3,112	1,847	5,157
Changes in estimate recorded to statement of operations	(175)	(38)	(1,304)	(1,517)
Settlement of obligations	(74)	(2,811)	(7,640)	(10,525)
Currency translation and other	(190)	714	(3,275)	(2,751)
Balance at September 30, 2008	$5,441	$89,596	$52,671	$147,708

The $2.6 million of liabilities assumed relates to remediation liabilities at one of the Company’s solvent recovery facilities acquired in March 2008.  Such remedial liabilities have been preliminarily determined and are subject to adjustment upon finalization of the purchase price.

(10) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2008	December 31, 2007
Senior secured notes, bearing interest at 11.25%, collateralized by a second-priority lien on substantially all of the Company’s assets within the United States except for accounts receivable (maturity date of July 15, 2012)	$41,518	$91,518
Revolving facility	—	—
Term loan with a financial institution, bearing interest at the U.S. prime rate (5.00% at September 30, 2008) plus 1.5%, or the Eurodollar rate (2.47% at September 30, 2008) plus 2.50%, collateralized by a first-priority lien (second priority as to accounts receivable) on substantially all of the Company’s assets within the United States (maturity date of December 1, 2010)	30,000	30,000
Less unamortized issue discount	(310)	(806)
Less debt classified as current	(18,486)	—
Long-term debt	$52,722	$120,712

The fair value of the senior secured notes at September 30, 2008 and December 31, 2007 was $42.9 million and $93.8 million, respectively, and calculated based on quoted prices for identical or similar liabilities in markets that are not active (Level 2 inputs).

On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, the Company redeemed $50.0 million principal amount of outstanding senior secured notes. The redemption resulted in a $4.3 million loss on early extinguishment of debt, which included a $2.8 million prepayment penalty and a write-off of unamortized financing costs and unamortized discount, of $1.1 million and $0.4 million, respectively.

At September 30, 2008, the revolving facility had $30.3 million available to borrow, and $39.7 million of letters of credit outstanding. The synthetic line of credit facility had $48.0 million of letters of credit outstanding.

The indenture under which the Company’s senior secured notes are outstanding provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount (the “Excess Cash Flow Amount”) equal to 50% of the period’s Excess Cash Flow (as defined below) to either (i) prepay, repay, redeem or purchase the Company’s first-lien obligations under the revolving facility and synthetic letter of credit facility or capitalized lease obligations or (ii) make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding senior secured notes at an offering price equal to 104%

of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

On October 8, 2008, the Company made an Excess Cash Flow Offer in accordance with the terms described above based on the Company’s Excess Cash Flow Amount of $19.2 million for the twelve-month period ended June 30, 2008. In response to tenders received from note holders prior to the expiration of the offer on November 7, 2008, the Company has agreed to purchase on November 12, 2008 an aggregate of $18.5 million principal amount of outstanding senior secured notes for a purchase price of $19.2 million and also then pay approximately $0.7 million of accrued interest through the purchase date on the purchased notes.

(11) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company’s waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses or requirements to clean up contaminated sites. At September 30, 2008, the Company was involved in various proceedings which are described in Note 11, “Commitments and Contingencies” to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The disclosures below relate to material contingencies associated with litigation existing at the end of the most recent year or events subsequent to the end of the most recent fiscal year that have occurred which had, or could have, a material impact on the Company’s consolidated financial statements.

Legal Proceedings Related to Acquisition of CSD Assets

Effective September 7, 2002 (the “Closing Date”), the Company purchased from Safety-Kleen Services, Inc. and certain of its domestic subsidiaries (collectively, the “Sellers”) substantially all of the assets of the Chemical Services Division (the “CSD”) of Safety-Kleen Corp. The Company purchased the CSD assets pursuant to a sale order (the “Sale Order”) issued by the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which had jurisdiction over the Chapter 11 proceedings involving the Sellers, and the Company therefore took title to the CSD assets without assumption of any liability (including pending or threatened litigation) of the Sellers except as expressly provided in the Sale Order. However, under the Sale Order (which incorporated by reference certain provisions of the Acquisition Agreement between the Company and Safety-Kleen Services, Inc.), the Company became subject as of the Closing Date to certain legal proceedings which are now either pending or threatened involving the CSD assets. As of September 30, 2008, the Company had reserves of $25.6 million (substantially all of which the Company had established as part of the purchase price for the CSD assets) relating to the Company’s estimated potential liabilities in connection with such legal proceedings. At December 31, 2007, the Company estimated that it was “reasonably possible” as that term is defined in SFAS No. 5 (“more than remote but less than likely”), that the amount of such total liabilities could be up to $3.8 million greater than the $32.6 million reserve balance at December 31, 2007. The Company believes that as of September 30, 2008, the reasonably possible potential liability has been reduced to $3.1 million. The Company periodically adjusts the aggregate amount of such reserves when such potential liabilities are paid or otherwise discharged or additional relevant information becomes available. Substantially all of the Company’s legal proceedings liabilities are environmental liabilities and, as such, are included in the tables of changes to remedial liabilities disclosed as part of Note 9, “Remedial Liabilities.”

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

On September 26, 2007, the Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superceding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the matter and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. At September 30, 2008 and December 31, 2007, the Company had accrued $12.1 million and $13.1 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

Properties Included in CSD Assets. The CSD assets include a former hazardous waste incinerator and landfill in Baton Rouge, Louisiana (“BR Facility”) undergoing remediation pursuant to an order issued by the Louisiana Department of Environmental Quality (the “LDEQ”). In December 2003, the Company received an information request from the EPA pursuant to the Superfund Act concerning the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. On March 8, 2004, the EPA proposed to list Devil’s Swamp on the National Priorities List for further investigations and possible remediation. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewaters and stormwaters have been discharged from the BR Facility, as well as extensive swamplands adjacent to it. Contaminants of concern (“COCs”) cited by the EPA as a basis for listing the site include substances of the kind found in wastewaters discharged from the BR Facility in past operations. While the Company’s ongoing corrective actions at the BR Facility may be sufficient to address the EPA’s concerns, there can be no assurance that additional action will not be required and that the Company will not incur material costs. In September 2007 the EPA sent Special Notice Letters to certain generators of waste materials containing COCs that had shipped the COCs to the BR Facility in the past and that EPA believes may be liable under Superfund laws, requiring those generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of Devil’s Swamp. Negotiations with EPA and the COC’s generators are progressing.  The Company cannot presently estimate the Company’s potential additional liability for Devil’s Swamp associated with this investigation.

Marine Shale Processors.  A portion of the reserves which the Company maintained as of September 30, 2008 for potential legal liabilities associated with the CSD assets relates to Marine Shale Processors, Inc. (“Marine Shale”) located in Amelia, Louisiana. Marine Shale operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the Resource Conservation Recovery Act (“RCRA”) and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996 when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations. During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which was stockpiled on the premises of the Marine Shale facility. Almost all of this aggregate has since been moved to a nearby site owned by an affiliate of Marine Shale, known as Recycling Park, Inc. (“RPI”). In accordance with a court order authorizing the movement of this material to this offsite location, all of the materials located at the RPI site comply with the land disposal restrictions of RCRA. Approximately 7,000 tons of aggregate remain on the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale facility and the RPI site.

On May 11, 2007, the EPA and the LDEQ issued a Special Notice to the Company, seeking a good faith offer to address site remediation at the former Marine Shale facility. Other PRPs also received Special Notices, and the other PRPs and the Company have formed a group (the “Site Group”) and common counsel for the Site Group has been chosen. The Site Group made a good faith settlement offer to the EPA on November 29, 2007. Although the Company was never a customer of Marine Shale and does not believe that it is liable for the Sellers’ liability as a customer at the Marine Shale site, the Company has elected to join with the Site Group and participate in further negotiations with the EPA and the LDEQ regarding a remedial investigation feasibility study directed towards the eventual remediation of the Marine Shale site. As of

September 30, 2008 and December 31, 2007, the amount of the Company’s remaining reserves relating to the Marine Shale site was $3.7 million and $3.6 million, respectively.

Third Party Superfund Sites.  Prior to the Closing Date, the Sellers had generated or shipped hazardous wastes, which are present on an aggregate of 35 sites owned by third parties, which have been designated as federal or state Superfund sites and at which the Sellers, along with other parties, had been designated as PRPs. Under the Acquisition Agreement and the Sale Order, the Company agreed with the Sellers that it would indemnify the Sellers against the Sellers’ share of the cleanup costs payable to governmental entities in connection with those 35 sites, which were listed in Exhibit A to the Sale Order (the “Listed Third Party Sites”). At 29 of the Listed Third Party Sites, the Sellers had addressed, prior to the Company’s acquisition of the CSD assets in September 2002, the Sellers’ cleanup obligations to the federal and state governments and to other PRPs by entering into consent decrees or other settlement agreements or by participating in ongoing settlement discussions or site studies and, in accordance therewith, the PRP group is generally performing or has agreed to perform the site remediation program with government oversight. With respect to two of those 29 Listed Third Party Sites, certain developments have occurred since the Company’s purchase of the CSD assets which have affected the Company’s estimated liabilities relating to those sites. Of the remaining Listed Third Party Sites, the Company, on behalf of the Sellers, is contesting with the governmental entities and PRP groups involved the Sellers’ liability at two sites, has settled the Sellers’ liability at two sites, and plans to fund participation by the Sellers as settling PRPs at two sites. In addition, the Company has confirmed that the Sellers were ultimately not named as PRPs at one site. With respect to all of the 35 Listed Third Party Sites, the Company had reserves of $3.5 million and $7.7 million at September 30, 2008 and December 31, 2007, respectively.   The decrease in 2008 was primarily due to one specific site discussed below.

With respect to one of the 35 Listed Third Party Sites (the “Helen Kramer Landfill Site”), the Sellers had entered into settlement agreements with certain members of the PRP group which agreed to perform the cleanup of that site in accordance with a consent decree with governmental entities, in return for which the Sellers received a conditional release from such governmental entities. Following the Sellers’ commencement of their bankruptcy proceeding, the Sellers failed to satisfy their payment obligations to those PRPs under those settlement agreements.

In November 2003, certain of the PRPs made a demand directly on the Company for the Sellers’ share of the cleanup costs incurred by those PRPs with respect to the Helen Kramer Landfill Site. In February 2005 the Company commenced litigation against those PRPs that progressed through various courts for the past three years. In the fourth quarter of 2007, the Company established $3.1 million of reserves for this matter.  In the third quarter of 2008, the Company reached a settlement with the defendants which ended the litigation in exchange for the Company’s payment of $3.3 million.

By letters to the Company dated between September 2004 and May 2006, the Sellers identified, in addition to the 35 Listed Third Party Sites, five additional sites owned by third parties which the EPA or a state environmental agency has designated as a Superfund site or potential Superfund site and at which one or more of the Sellers have been named as a PRP or potential PRP. In those letters, the Sellers asserted that the Company has an obligation to indemnify the Sellers for their share of the potential cleanup costs associated with such five additional sites. The Company has responded to such letters from the Sellers by stating that, under the Sale Order, the Company has no obligation to reimburse the Sellers for any cleanup and related costs (if any) which the Sellers may incur in connection with such additional sites. The Company intends to assist the Sellers in providing information now in the Company’s possession with respect to such five additional sites and to participate in negotiations with the government agencies and PRP groups involved. In addition, at one of those five additional sites, the Company may have some liability independently of the Sellers’ involvement with that site, and the Company may also have certain defense and indemnity rights under contractual agreements for prior acquisitions relating to that site. Accordingly, the Company is investigating that site further. However, the Company now believes that it has no liabilities with respect to the potential cleanup of those five additional sites that are both probable and estimable at this time, and the Company therefore has not established any reserves for any potential liabilities of the Sellers in connection therewith. At one site the potential liability of the Sellers is de minimis and a settlement has already been offered to the Sellers to that effect, and at one site the Company believes that the Sellers shipped no wastes or substances into the site and therefore the Sellers have no liability. For the other three sites, the Company cannot estimate the amount of the Sellers’ liabilities, if any, at this time.

Other Legal Proceedings Related to CSD Assets

Plaquemine, Louisiana Facility.  In addition to the legal proceedings related to the acquisition of the CSD assets described above, subsequent to the acquisition in September 2002 various plaintiffs filed five lawsuits based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which Clean Harbors Plaquemine, LLC (“CH Plaquemine”), one of the Company’s subsidiaries, acquired as part of the CSD assets. On October 17, 2006, CH Plaquemine (which operated at a loss during the past two years prior to that date) ceased operations and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company believes that the filing of that Chapter 11 petition by CH Plaquemine has had no adverse effect on the Company’s other operations.

On September 13, 2007, the Bankruptcy Court approved a global settlement of the five lawsuits described above and another, non-material suit filed by one of the plaintiffs in such lawsuits, pursuant to which CH Plaquemine has agreed to settle all of the pending lawsuits, subject to certain contingencies and court proceedings which must still take place before the settlement can be consummated. The Company had recorded a reserve of $2.2 million as of December 31, 2007 pertaining to this potential settlement.  A plan of reorganization and disclosure statement were filed in January 2008. In August 2008, a settlement payment of $2.2 million was made to fund the subsidiary’s settlement of all of the pending lawsuits, effectively ending the litigation. On September 30, 2008, the subsidiary’s plan of reorganization became effective, and the subsidiary has now emerged from bankruptcy protection.

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

As of both September 30, 2008 and December 31, 2007, the Company had reserves of $0.6 million for cleanup of Superfund sites not related to the CSD acquisition at which either the Company or a predecessor has been named as a PRP. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed this amount or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Included in the above noted reserve at both September 30, 2008 and December 31, 2007 was a potential liability where the Company was issued an official Notice Letter in February 2007 pertaining to its involvement at a state Superfund site in Niagara Falls, New York where it may have incurred liability for past waste shipments. No indemnification exists for this site.  Along with numerous other PRPs at this site, the Company has signed a Consent Order with the New York regulators committing to conduct further site investigations.

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

In October, the Company received notification that insurance coverage will be provided.   The Company now believes that there will be no material impact on its financial condition, results of operations or cash flows resulting from this lawsuit.

State and Provincial Regulatory Proceedings

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2008, there were two additional proceedings to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The matters involve allegations that the Company (i) stored polychlorinated biphenyls, or “PCBs,” in tanks in violation of a facility’s permit; and (ii) improperly managed containers prior to incineration in violation of a facility’s permit and violated federal air regulations at an operating landfill as a result of a few small fires. The Company does not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

London, Ontario Facility.  On or about July 7, 2008 the Company was advised by the Crown that it intended to withdraw its appeal of the Ontario Superior Court’s October 23, 2007 ruling upholding a lower court ruling quashing charges filed against a Company subsidiary.  This action by the Crown will terminate these proceedings without liability to the Company.

(12) INCOME TAXES

The income tax expense for the three- and nine-month periods ended September 30, 2008 and 2007 was based on the estimated effective tax rate for the year. The effective tax rate decreased in 2008 as compared to the same period in 2007 primarily related to the increase in pre-tax book income while permanent items remained relatively constant.

 As of September 30, 2008 the Company’s unrecognized tax benefits were $72.0 million which included $17.8 million of interest and $4.9 million of penalties.  As of December 31, 2007, the Company’s unrecognized tax benefits were $67.8 million which included $13.8 million of interest and $4.0 million of penalties. The increase in unrecognized tax benefits relates entirely to accrued interest and penalties.

Due to expiring statues in Canada, the Company anticipates that total unrecognized tax benefits other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $2.1 million within the next twelve months.   The $2.1 million is related to a business combination in Canada and as such will be recorded as a reduction of intangible assets and will not impact the income tax provision.

(13) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended September, 2008			Three Months Ended September, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$14,628	23,423	$0.62	$12,871	19,840	$0.65
Dilutive effect of equity-based compensation awards and warrants	—	399	(0.01)	69	846	(0.02)
Diluted income attributable to common stockholders	$14,628	23,822	$0.61	$12,940	20,686	$0.63

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$39,537	22,052	$1.79	$27,423	19,788	$1.39
Dilutive effect of equity-based compensation awards and warrants	—	478	(0.04)	206	927	(0.06)
Diluted income attributable to common stockholders	$39,537	22,530	$1.75	$27,629	20,715	$1.33

(14) STOCKHOLDERS’ EQUITY

On April 29, 2008, the Company issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters’ option, at a public offering price of $63.75 per share.   After deducting the underwriter discount and offering expenses, the Company received net proceeds of $173.5 million from the issuance.

(15) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three and nine-month periods ended September 30, 2008, as well as the related weighted-average grant-date fair values:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Stock options	—	$—	18,000	$33.33
Restricted stock awards	—	—	1,000	69.78
Performance stock awards	1,380	68.00	92,936	66.21
Common stock awards	—	$—	2,700	$66.18
Total awards	1,380		114,636

The performance stock awards granted in 2008 are subject to achieving predetermined revenue and EBITDA targets by December 31, 2009 and also include continued service conditions.   If the Company does not achieve the performance goals by the end of 2009, the shares will be forfeited in their entirety.  For the three and nine months ended September 30, 2008, management believed that it was probable that the performance targets will be achieved.

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

The following table reconciles third party revenues to direct revenues for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands). The Company has modified the presentation to combine intersegment revenues and expenses. The modification had no impact on the third party and direct revenue amounts previously reported. Outside or third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Certain amounts have been reclassified to conform to the current year presentation.

	For the Three Months Ended September 30, 2008
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$169,767	$103,383	$7	$273,157
Intersegment revenues, net	9,186	(8,685)	(501)	—
Direct revenues	$178,953	$94,698	$(494)	$273,157

	For the Three Months Ended September 30, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$170,421	$75,071	$15	$245,507
Intersegment revenues, net	4,254	(3,894)	(360)	—
Direct revenues	$174,675	$71,177	$(345)	$245,507

	For the Nine Months Ended September 30, 2008
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$515,233	$265,672	$20	$780,925
Intersegment revenues, net	22,191	(20,477)	(1,714)	—
Direct revenues	$537,424	$245,195	$(1,694)	$780,925

	For the Nine Months Ended September 30, 2007
	Technical Services	Site Services	Corporate Items	Total
Third party revenues	$475,297	$213,914	$28	$689,239
Intersegment revenues, net	11,889	(10,996)	(893)	—
Direct revenues	$487,186	$202,918	$(865)	$689,239

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, gain or loss on disposal of assets held for sale, other income or expense, or losses on refinancing to its reported segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Adjusted EBITDA:
Technical Services	45,443	43,482	133,231	110,180
Site Services	19,266	13,227	42,435	34,014
Corporate Items	(19,353)	(18,301)	(53,786)	(48,491)
Total	45,356	38,408	121,880	95,703

Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,682	2,715	8,078	7,743
Depreciation and amortization	11,414	9,814	32,695	27,801
Income from operations	31,260	25,879	81,107	60,159
Other expense (income)	104	(61)	149	(62)
Loss on early extinguishment of debt	4,251	—	4,251	—
Interest expense, net of interest income	1,889	3,022	7,789	9,901
Income before provision for income taxes	$25,016	$22,918	$68,918	50,320

The following table presents property, plant and equipment by reported segment and in the aggregate (in thousands):

	September 30, 2008	December 31, 2007
Property, plant and equipment, net
Technical Services	$233,133	$216,796
Site Services	30,880	20,105
Corporate or other assets	30,385	25,700
	$294,398	$262,601

The following table presents intangible assets by reported segment (in thousands):

	September 30, 2008	December 31, 2007
Intangible assets:
Technical Services
Goodwill	$22,578	$21,424
Permits and other intangibles, net	67,033	69,995
Total Technical Services	89,611	91,419
Site Services
Goodwill	148	148
Permits and other intangibles, net	9,195	4,814
Total Site Services	9,343	4,962
Total	$98,954	$96,381

The following table presents the total assets by reported segment (in thousands):

	September 30, 2008	December 31, 2007
Technical Services	$453,399	$369,053
Site Services	56,195	37,710
Corporate Items	411,348	363,125
Total	$920,942	$769,888

The following table presents the total assets by geographical area (in thousands):

	September 30, 2008	December 31, 2007
United States	$776,941	$631,630
Canada	144,001	138,258
Total	$920,942	$769,888

(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On June 30, 2004, $150.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent’s material subsidiaries organized in the United States.  As of September 30, 2008, the principal balance of the outstanding senior secured notes was $41.5 million.  The notes are not guaranteed by the Company’s Canadian and Mexican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at September 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$137,005	$59,222	$56,732	$—	$252,959
Intercompany receivables	—	—	82,030	(82,030)	—
Other current assets	11,423	206,752	30,381	—	248,556
Property, plant and equipment, net	—	258,169	36,229	—	294,398
Investments in subsidiaries	414,133	157,881	91,654	(663,668)	—
Intercompany note receivable	—	113,240	3,701	(116,941)	—
Other long-term assets	20,098	73,843	31,088	—	125,029
Total assets	$582,659	$869,107	$331,815	$(862,639)	$920,942
Liabilities and Stockholders’ Equity:
Current liabilities	$21,795	$167,064	$22,377	$—	$211,236
Intercompany payables	32,640	49,390	—	(82,030)	—
Closure, post-closure and remedial liabilities, net	—	144,564	18,150	—	162,714
Long-term debt	52,722	—	—	—	52,722
Capital lease obligations, net	—	306	115	—	421
Intercompany note payable	3,701	—	113,240	(116,941)	—
Other long-term liabilities	51,793	1,650	20,398	—	73,841
Total liabilities	162,651	362,974	174,280	(198,971)	500,934
Stockholders’ equity	420,008	506,133	157,535	(663,668)	420,008
Total liabilities and stockholders’ equity	$582,659	$869,107	$331,815	$(862,639)	$920,942

Following is the condensed consolidating balance sheet at December 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,925	$32,301	$51,312	$—	$119,538
Intercompany receivables	2,521	—	80,521	(83,042)	—
Other current assets	12,287	220,060	28,553	—	260,900
Property, plant and equipment, net	—	230,449	32,152	—	262,601
Investments in subsidiaries	344,953	140,298	91,654	(576,905)	—
Intercompany note receivable	—	121,445	3,701	(125,146)	—
Other long-term assets	22,631	68,396	35,822	—	126,849
Total assets	$418,317	$812,949	$323,715	$(785,093)	$769,888
Liabilities and Stockholders’ Equity:
Current liabilities	$43,504	$143,672	$23,677	$—	$210,853
Intercompany payables	—	83,042	—	(83,042)	—
Closure, post-closure and remedial liabilities, net	—	145,752	19,878	—	165,630
Long-term debt	120,712	—	—	—	120,712
Capital lease obligations, net	—	1,174	346	—	1,520
Intercompany note payable	3,701	—	121,445	(125,146)	—
Other long-term liabilities	47,503	—	20,773	—	68,276
Total liabilities	215,420	373,640	186,119	(208,188)	566,991
Stockholders’ equity	202,897	439,309	137,596	(576,905)	202,897
Total liabilities and stockholders’ equity	$418,317	$812,949	$323,715	$(785,093)	$769,888

Following is the consolidating statement of operations for the three months ended September 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$234,006	$38,693	$458	$273,157
Cost of revenues	—	164,607	21,998	458	187,063
Selling, general and administrative expenses	22	35,226	5,490	—	40,738
Accretion of environmental liabilities	—	2,410	272	—	2,682
Depreciation and amortization	—	10,091	1,323	—	11,414
Income from operations	(22)	21,672	9,610	—	31,260
Other expense	—	(92)	(12)	—	(104)
Loss on early extinguishment of debt	(4,251)	—	—	—	(4,251)
Interest (expense) income	(1,894)	(230)	235	—	(1,889)
Equity in earnings of subsidiaries	28,508	6,509	—	(35,017)	—
Intercompany dividend income	—	—	3,286	(3,286)	—
Intercompany interest income (expense)	—	3,170	(3,170)	—	—
Income before provision for income taxes	22,341	31,029	9,949	(38,303)	25,016
Provision for income taxes	7,713	317	2,358	—	10,388
Net income	$14,628	$30,712	$7,591	$(38,303)	$14,628

Following is the consolidating statement of operations for the three months ended September 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$210,638	$34,769	$100	$245,507
Cost of revenues	—	147,526	21,381	100	169,007
Selling, general and administrative expenses	—	31,164	6,928	—	38,092
Accretion of environmental liabilities	—	2,453	262	—	2,715
Depreciation and amortization	—	8,425	1,389	—	9,814
Income from operations	—	21,070	4,809	—	25,879
Other income	—	56	5	—	61
Interest (expense) income	(3,478)	52	404	—	(3,022)
Equity in earnings of subsidiaries	27,114	5,738	—	(32,852)	—
Intercompany dividend income	—	—	3,275	(3,275)	—
Intercompany interest income (expense)	—	3,183	(3,183)	—	—
Income before provision for income taxes	23,636	30,099	5,310	(36,127)	22,918
Provision for income taxes	10,696	316	(1,034)	—	9,978
Net income	$12,940	$29,783	$6,344	$(36,127)	$12,940

Following is the consolidating statement of operations for the nine months ended September 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$671,349	$114,747	$(5,171)	$780,925
Cost of revenues	—	469,907	70,905	(5,171)	535,641
Selling, general and administrative expenses	22	105,760	17,622	—	123,404
Accretion of environmental liabilities	—	7,252	826	—	8,078
Depreciation and amortization	—	28,904	3,791	—	32,695
Income from operations	(22)	59,526	21,603	—	81,107
Other expense	—	(142)	(7)	—	(149)
Loss on early extinguishment of debt	(4,251)	—	—	—	(4,251)
Interest (expense) income	(8,511)	(378)	1,100	—	(7,789)
Equity in earnings of subsidiaries	75,068	15,033	—	(90,101)	—
Intercompany dividend income	—	—	10,083	(10,083)	—
Intercompany interest income (expense)	—	9,727	(9,727)	—	—
Income before provision for income taxes	62,284	83,766	23,052	(100,184)	68,918
Provision for income taxes	22,747	973	5,661	—	29,381
Net income	$39,537	$82,793	$17,391	$(100,184)	$39,537

Following is the consolidating statement of operations for the nine months ended September 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$594,864	$98,450	$(4,075)	$689,239
Cost of revenues	—	426,097	63,871	(4,075)	485,893
Selling, general and administrative expenses	—	85,740	21,903	—	107,643
Accretion of environmental liabilities	—	7,021	722	—	7,743
Depreciation and amortization	—	23,152	4,649	—	27,801
Income from operations	—	52,854	7,305	—	60,159
Other income (expense)	—	69	(7)	—	62
Interest (expense) income	(10,334)	(517)	950	—	(9,901)
Equity in earnings of subsidiaries	59,184	6,373	—	(65,557)	—
Intercompany dividend income	—	—	9,313	(9,313)	—
Intercompany interest income (expense)	—	9,009	(9,009)	—	—
Income before provision for income taxes	48,850	67,788	8,552	(74,870)	50,320
Provision for income taxes	21,221	617	853	—	22,691
Net income	$27,629	$67,171	$7,699	$(74,870)	$27,629

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Total

Net cash from operating activities	$(29,109)	$87,004	$18,338	$76,233
Cash flows from investing activities:
Additions to property, plant and equipment	—	(30,783)	(8,435)	(39,218)
Costs to obtain or renew permits	—	(2,310)	126	(2,184)
Proceeds from sales of fixed assets	—	442	7	449
Purchase of available-for-sale securities	(2,000)	—	(553)	(2,553)
Sale of marketable securities	4,350	—	—	4,350
Acquisitions, net of cash acquired	(27,582)	—	—	(27,582)
Net cash from investing activities	(25,232)	(32,651)	(8,855)	(66,738)

Cash flows from financing activities:
Change in uncashed checks	—	1,766	(231)	1,535
Proceeds from exercise of stock options	1,749	—	—	1,749
Proceeds from employee stock purchase plan	1,255	—	—	1,255
Proceeds from exercise of warrants	1,200	—	—	1,200
Remittance of shares	(489)	—	—	(489)
Payments of capital leases	—	(1,616)	(232)	(1,848)
Proceeds from issuance of common stock, net	173,541	—	—	173,541
Principal payment on debt	(50,000)	—	—	(50,000)
Prepayment penalty on early extinguishment of debt	(2,813)	—	—	(2,813)
Excess tax benefit of stock-based compensation	3,396	—	—	3,396
Intercompany financing	27,582	(27,582)	—	—
Net cash from financing activities	155,421	(27,432)	(463)	127,526
Effect of exchange rate changes on cash	—	—	(3,600)	(3,600)
Increase in cash and cash equivalents	101,080	26,921	5,420	133,421
Cash and cash equivalents, beginning of period	35,925	32,301	51,312	119,538
Cash and cash equivalents, end of period	$137,005	$59,222	$56,732	$252,959

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Total

Net cash from operating activities (1)	$4,285	$35,561	$9,937	$49,783
Cash flows from investing activities:
Additions to property, plant and equipment	—	(20,819)	(2,995)	(23,814)
Costs to obtain or renew permits	—	(984)	(2)	(986)
Proceeds from sales of fixed assets	—	208	295	503
Cost of available-for-sale securities	(1,010)	—	—	(1,010)
Acquisition costs	(7,192)	—	—	(7,192)
Net cash from investing activities	(8,202)	(21,595)	(2,702)	(32,499)

Cash flows from financing activities:
Change in uncashed checks	—	(5,910)	(829)	(6,739
Proceeds from exercise of stock options	1,303	—	—	1,303
Deferred financing costs incurred	(32)	—	—	(32)
Proceeds from employee stock purchase plan	850	—	—	850
Dividend payments on preferred stock	(206)	—	—	(206)
Payments of capital leases	—	(1,007)	(156)	(1,163)
Other	(69)	—	—	(69)
Excess tax benefit of stock-based compensation	1,536	—	—	1,536
Interest (payments) / received	—	10,223	(10,223)	—
Dividends (paid) received	—	(11,777)	11,777	—
Net cash from financing activities	3,382	(8,471)	569	(4,520)
Effect of exchange rate changes on cash	—	—	5,542	5,542
(Decrease) increase in cash and cash equivalents	(535)	5,495	13,346	18,306
Cash and cash equivalents, beginning of period	822	44,854	27,874	73,550

Cash and cash equivalents, end of period	$287	$50,349	$41,220	$91,856

(1)

Adjustments of ($59,184) and ($6,373) for Clean Harbors, Inc. and U.S. Guarantor Subsidiaries, respectively, were made between investing activities and operating activities to correct amounts previously reported. The adjustments eliminate in consolidation and were considered immaterial.

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

Our Technical Services collects and transports containerized and bulk waste; performs categorization, specialized repackaging, treatment and disposal of laboratory chemicals and household hazardous wastes, which are referred to as CleanPack® services; and offers Apollo Onsite Services, which customize environmental programs at customer sites. This is accomplished through our network of service centers where a fleet of trucks, rail or other transport is dispatched to pick up customers’ waste either on a pre-determined schedule or on demand, and then to deliver waste to a permitted facility. From the service centers, chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

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

Environmental Liabilities

We have accrued environmental liabilities, as of September 30, 2008, of approximately $179.8 million, substantially all of which we assumed as part of our acquisition of substantially all of the assets of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in September 2002 and several subsequent acquisitions. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

The Company realized a net benefit in the nine months ended September 30, 2008, of $1.5 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded as cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded as selling, general, and administrative costs.  During the nine months ended September 30, 2008, the net $1.5 million benefit included a $0.5 million benefit recorded as cost of revenues and a $1.0 million benefit recorded as selling, general, and administrative costs.

Closure and Post-closure Liabilities

The changes to closure and post-closure liabilities for the nine months ended September 30, 2008 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2008	$22,896	$6,833	$29,729
Liabilities assumed in acquisitions	—	418	418
New asset retirement obligations	862	—	862
Accretion	2,276	645	2,921
Changes in estimate recorded to statement of operations	(527)	529	2
Other changes in estimates recorded to balance sheet	348	—	348
Settlement of obligations	(1,088)	(951)	(2,039)
Currency translation and other	(138)	(24)	(162)
Balance at September 30, 2008	$24,629	$7,450	$32,079

Remedial Liabilities

The changes to remedial liabilities for the nine months ended September 30, 2008 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2008	$5,682	$88,619	$60,458	$154,759
Liabilities assumed in acquisitions	—	—	2,585	2,585
Accretion	198	3,112	1,847	5,157
Changes in estimate recorded to statement of operations	(175)	(38)	(1,304)	(1,517)
Settlement of obligations	(74)	(2,811)	(7,640)	(10,525)
Currency translation and other	(190)	714	(3,275)	(2,751)
Balance at September 30, 2008	$5,441	$89,596	$52,671	$147,708

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

	Percentage of Total Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	68.5	68.8	68.6	70.5
Selling, general and administrative expenses	14.9	15.5	15.8	15.6
Accretion of environmental liabilities	1.0	1.2	1.0	1.2
Depreciation and amortization	4.2	4.0	4.2	4.0
Income from operations	11.4	10.5	10.4	8.7
Loss on early extinguishment of debt	(1.6)	—	(0.5)	—
Interest (expense), net of interest income	(0.7)	(1.2)	(1.0)	(1.4)
Income before provision for income taxes	9.1	9.3	8.9	7.3
Provision for income taxes	3.8	4.0	3.8	3.3
Net income	5.3%	5.3%	5.1%	4.0%

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

Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States. Adjusted EBITDA is not calculated identically by all companies and therefore our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net income to Adjusted EBITDA for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	For the three months ended:		For the nine months ended:
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$14,628	$12,940	$39,537	$27,629
Accretion of environmental liabilities	2,682	2,715	8,078	7,743
Depreciation and amortization	11,414	9,814	32,695	27,801
Loss on early extinguishment of debt	4,251	—	4,251	—
Interest expense, net	1,889	3,022	7,789	9,901
Provision for income taxes	10,388	9,978	29,381	22,691
Other expense (income)	104	(61)	149	(62)
Adjusted EBITDA	$45,356	$38,408	$121,880	$95,703

The following reconciles Adjusted EBITDA to cash from operations for the nine-month periods ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Adjusted EBITDA	$121,880	$95,703
Interest expense, net	(7,789)	(9,901)
Provision for income taxes	(29,381)	(22,691)
Allowance for doubtful accounts	67	212
Amortization of deferred financing costs and debt discount	1,517	1,462
Change in environmental estimates	(1,515)	(2,289)
Deferred income taxes	1,910	(5,055)
Stock-based compensation	2,782	2,903
Excess tax benefit of stock-based compensation	(3,396)	—
Income tax benefits related to stock option exercises	3,425	—
Changes in assets and liabilities
Accounts receivable	8,490	(8,408)
Other current assets	1,998	(10,526)
Accounts payable	(8,761)	193
Other current liabilities	(2,430)	13,081
Environmental expenditures	(12,564)	(4,901)
Net cash from operating activities	$76,233	$49,783

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands). The Adjusted EBITDA contribution from each operating segment includes revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenues attributable to each segment are generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 17, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1, “Financial Statements” and in particular Note 16, “Segment Reporting” in this report.

Three months ended September 30, 2008 versus the three months ended September 30, 2007

	Summary of Operations (in thousands)
	For the Three Months Ended September 30,
			$	%
	2008	2007(1)	Change	Change

Direct Revenues:
Technical Services	$178,953	$174,675	$4,278	2.4%
Site Services	94,698	71,177	23,521	33.0
Corporate Items	(494)	(345)	(149)	(43.2)
Total	273,157	245,507	27,650	11.3

Cost of Revenues:
Technical Services	119,226	115,931	3,295	2.8
Site Services	66,934	51,478	15,456	30.0
Corporate Items	903	1,598	(695)	(43.5)
Total	187,063	169,007	18,056	10.7

Selling, General & Administrative Expenses:
Technical Services	14,284	15,262	(978)	(6.4)
Site Services	8,498	6,472	2,026	31.3
Corporate Items	17,956	16,358	1,598	9.8
Total	40,738	38,092	2,646	6.9

Adjusted EBITDA:
Technical Services	45,443	43,482	1,961	4.5
Site Services	19,266	13,227	6,039	45.7
Corporate Items	(19,353)	(18,301)	(1,052)	(5.7)
Total	$45,356	$38,408	$6,948	18.1%

(1)           Certain amounts have been reclassified to conform to the current year presentation.

Revenues

Technical Services revenues increased 2.4%, or $4.3 million, in the third quarter of 2008 from the comparable period in 2007 due to increases in pricing ($10.5 million), new business, increases in fuel recovery fees, and stronger performance in the transportation and disposal business lines, partially offset by a nationwide reduction in landfill volumes ($11.3 million). The new business was generated primarily from the acquisitions of two solvent recovery facilities.

Site Services revenues increased 33%, or $23.5 million, in the third quarter of 2008 from the comparable period in 2007 due to several significant emergency response projects ($9.1 million), pricing increases, and new business.  The new business reflected primarily increases in services for existing customers and the effect of the Universal Environmental acquisition.

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

Cost of Revenues

Technical Services costs of revenues increased 2.8%, or $3.3 million, in the third quarter of 2008 from the comparable period in 2007 due to higher vehicle and fuel related costs ($3.6 million), labor expenses ($1.8 million), and materials and other costs ($1.7 million). These increases were partially offset by a decrease in outside transportation costs ($3.8 million).

Site Services costs of revenues increased 30.0%, or $15.5 million, in the third quarter of 2008 from the comparable period in 2007 due to increases in subcontractor ($4.4 million), labor ($3.8 million), vehicle and fuel ($3.2 million), and material and other costs ($4.1 million). The increase in subcontractor costs was related to the increase in the size of the emergency response projects.  The increase in labor costs was attributable to business growth and the Universal Environmental acquisition.

Corporate Items costs of revenues decreased 43.5%, or $0.7 million, in the third quarter of 2008 from the comparable period in 2007 due primarily to a reduction in insurance premiums.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 6.4% or $1.0 million in the third quarter of 2008 from the comparable period in 2007 due to a favorable change in environmental liability estimate ($1.3 million), offset by an increase in professional fees ($0.3).

Site Services selling, general and administrative expenses increased 31.3%, or $2.0 million, in the third quarter of 2008 from the comparable period in 2007 due to increases in labor costs and incentive compensation. The increase in labor costs was due to our expansion into the West and Mid-West Regions.

Corporate Items selling, general and administrative expenses increased 9.8%, or $1.6 million, in the third quarter of 2008 from the comparable period in 2007 primarily due to increases in salaries and bonuses ($1.2 million), professional fees ($0.6 million), unfavorable changes in environmental liability estimates at two closed facilities ($0.8 million), and other expenses ($0.3 million). The increases were partially offset by the weakening of the Canadian dollar ($1.6 million). The increase in professional fees was primarily attributable to the termination of negotiations relating to a proposed acquisition during the quarter. Increases in salaries and bonuses were due to expansion and improved performance.

Depreciation and Amortization

	Three Months Ended September 30
	2008	2007
Depreciation of fixed assets	$8,780	$7,022
Landfill and other amortization	2,634	2,792
Total depreciation and amortization	$11,414	$9,814

Depreciation and amortization increased 16.3% in the third quarter of 2008 compared to the same period in 2007. Depreciation of fixed assets increased due to increased capital expenditures in recent periods and acquisitions. Landfill and other amortization decreased due to decreases in landfill disposal volumes.

Loss on Early Extinguishment of Debt

On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, we redeemed $50.0 million principal amount of senior secured notes, recognizing a $4.3 million loss on early extinguishment of debt in the period ended September 30, 2008.  This loss consisted of a $2.8 million prepayment penalty and a write-off of the $1.1 million unamortized portion of financing costs and $0.4 million of unamortized discount on the redeemed notes.

Interest Expense, Net

	Three Months Ended September 30
	2008	2007
Interest expense	$3,347	$4,188
Interest income	(1,458)	(1,166)
Interest expense, net	$1,889	$3,022

Interest expense, net decreased 37.5% in the third quarter of 2008 compared to the same period in 2007. Interest expense decreased due to the early termination of capital leases, a reduction in interest rates, and the July 2008 redemption of $50.0 million principal amount of outstanding senior secured notes. Interest income increased due to the interest earned on the proceeds from the issuance of common stock in April 2008.

Income Taxes

Income tax expense for the three months ended September 30, 2008 increased 4%, or $0.4 million, to $10.4 million from $10.0 million for the comparable period in 2007 mainly due to higher income before taxes. Income tax expense for the third quarter of 2008 consisted of a current tax expense relating to the Canadian operations of $2.0 million, federal income tax of $5.2 million, a state income tax expense of $1.9 million, other foreign locations of $0.1 million, and interest and penalties of $1.2 million related to tax contingencies.  Income tax expense for the third quarter of 2007 consisted of a current tax benefit relating to the Canadian operations of $1.7 million, federal income tax expense of $8.5 million, and a state income tax expense of $1.7 million relating to profitable operations in certain legal entities and interest and penalties of $1.5 million related to tax contingencies.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of September 30, 2008 and December 31, 2007, our valuation allowance remained at approximately $10.0 million.

Management recognizes interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of September 30, 2008 and December 31, 2007, included gross accrued interest and penalties of $22.7 million and $17.8 million, respectively. Tax expense for each of the three months ended September 30, 2008 and 2007 included interest and penalties, net of tax, of $1.2 million.

Nine months ended September 30, 2008 versus the nine months ended September 30, 2007

	Summary of Operations (in thousands)
	For the Nine Months Ended September 30,
			$	%
	2008	2007(1)	Change	Change

Direct Revenues:
Technical Services	$537,424	$487,186	$50,238	10.3%
Site Services	245,195	202,918	42,277	20.8
Corporate Items	(1,694)	(865)	(829)	95.8
Total	780,925	689,239	91,686	13.3

Cost of Revenues:
Technical Services	355,054	331,725	23,329	7.0
Site Services	178,994	150,626	28,368	18.8
Corporate Items	1,593	3,542	(1,949)	(55.0)
Total	535,641	485,893	49,748	10.2

Selling, General & Administrative Expenses:
Technical Services	49,139	45,281	3,858	8.5
Site Services	23,766	18,278	5,488	30.0
Corporate Items	50,499	44,084	6,415	14.6
Total	123,404	107,643	15,761	14.6

Adjusted EBITDA:
Technical Services	133,231	110,180	23,051	20.9
Site Services	42,435	34,014	8,421	24.8
Corporate Items	(53,786)	(48,491)	(5,295)	10.9
Total	$121,880	$95,703	$26,177	27.4%

Revenues

Technical Services revenues increased 10.3%, or $50.2 million, in the nine months ended September 30, 2008 from the comparable period in 2007 due to increases in pricing ($35.2 million), new business, the strengthening of the Canadian dollar ($5.7 million), and stronger performance in the transportation and disposal business lines, partially offset by a nationwide reduction in landfill volumes ($13.6 million). The new business was generated primarily from the acquisitions of Romic and two solvent recovery facilities.

Site Services revenues increased 20.8%, or $42.3 million, in the nine months ended September 30, 2008 from the comparable period in 2007 due to several significant emergency response projects ($7.2 million), pricing increases, new business, improvement in our large project business growth ($6.9 million), organic growth, and the strengthening of the Canadian dollar ($0.7 million).  The new business reflected primarily increases in services for existing customers and the effect of the Universal Environmental acquisition.

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

Cost of Revenues

Technical Services costs of revenues increased 7.0%, or $23.3 million, in the nine months ended September 30, 2008 from the comparable period in 2007 primarily due to higher labor expenses ($8.0 million), vehicle and fuel related costs ($10.5 million), utility expense ($3.6 million), foreign exchange ($3.6 million), and outside disposal costs ($3.0 million). These increases were partially offset by a decrease in outside transportation costs ($8.0 million).  The increase in labor costs was attributable in part to the recent acquisitions of two solvent recovery facilities.  The increase in vehicle costs and the decrease in equipment rental costs were partly attributable to the Company’s effort to internalize equipment costs through capital expenditures. The effect of foreign exchange on costs of revenues was due to the strengthening Canadian dollar during the period.

Site Services costs of revenues increased 18.8%, or $28.4 million, in the nine months ended September 30, 2008 from the comparable period in 2007 due to increases in labor ($9.0 million), vehicle and fuel ($6.8 million), subcontractor ($4.3 million), outside transportation and disposal ($4.2 million), and material and other costs ($3.5 million). Also increasing costs of revenues was the strengthening of the Canadian dollar ($0.6 million). The increase in subcontractor costs was related to the increase in the size of the emergency response projects occurring during the period.  The increase in labor costs was attributable to the Universal Environmental acquisition.

Corporate Items costs of revenues decreased 55.0%, or $1.9 million, in the nine months ended September 30, 2008 from the comparable period in 2007 primarily due to a reduction in licensing and insurance costs.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 8.5%, or $3.9 million, in the nine months ended September 30, 2008 from the comparable period in 2007 due to increases in labor costs and incentive compensation

($4.7 million), professional fees ($0.5 million), and the strengthening Canadian dollar ($0.2). These increases were offset by a favorable change in environmental liability estimate ($1.5 million).

Site Services selling, general and administrative expenses increased 30.0%, or $5.5 million, in the nine months ended September 30, 2008 from the comparable period in 2007 due to increases in labor costs and incentive compensation ($4.8 million), travel expenses ($0.5), and office rent ($0.2 million). The increase in labor costs and office rent was due to our expansion into the West and Mid-West Regions.

Corporate Items selling, general and administrative expenses increased 14.6%, or $6.4 million, in the nine months ended September 30, 2008 from the comparable period in 2007 primarily due to increases in salaries and bonuses ($6.0 million), professional fees ($2.0 million), and unfavorable changes in environmental liability estimates at two closed facilities ($2.3 million). The increases were partially offset by foreign currency translation gains on US dollars held in Canada ($3.9 million). The increase in professional fees was primarily attributable to the termination of negotiations relating to a proposed acquisition during the period ended September 30, 2008.  Increases in salaries and bonuses were due to expansion and improved performance.

Depreciation and Amortization

	Nine Months Ended September 30
	2008	2007
Depreciation of fixed assets	$24,265	$19,907
Landfill and other amortization	8,430	7,894
Total depreciation and amortization	$32,695	$27,801

Depreciation and amortization increased 17.6% in the nine months ended September 30, 2008 compared to the same period in 2007. Depreciation of fixed assets increased due to increased capital expenditures in recent periods and acquisitions. Landfill and other amortization increased due to increases in amortization of permits and other intangibles related to the recent acquisitions.

Loss on Early Extinguishment of Debt

On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, we redeemed $50.0 million principal amount of outstanding senior secured notes, recognizing a $4.3 million loss on early extinguishment of debt in the period ended September 30, 2008.  This loss consisted of a $2.8 million prepayment penalty and a write-off of the $1.1 million unamortized portion of financing costs and $0.4 million of unamortized discount on the redeemed notes.

Interest Expense, Net

	Nine Months Ended September 30
	2008	2007
Interest expense	$11,741	$12,614
Interest income	(3,952)	(2,713)
Interest expense, net	$7,789	$9,901

Interest expense, net decreased 21.3% in the nine months ended September 30, 2008 compared to the same period in 2007. Interest expense decreased due to the termination of capital leases, a reduction in interest rates and the July 2008 redemption of the $50.0 million principal amount of outstanding senior secured notes. Interest income increased due to the interest earned on the proceeds from the issuance of common stock in April 2008.

Income Taxes

Income tax expense for the nine months ended September 30, 2008 increased 29.5% or $6.7 million to $29.4 million from $22.7 million for the comparable period in 2007 mainly due to higher income before taxes.  Income tax expense for the nine months ended September 30, 2008 consisted of a current tax expense relating to the Canadian operations of $3.6 million, federal income tax of $15.6 million, a state income tax expense of $5.2 million, other foreign locations of $0.8 million and interest and penalties of $4.2 million related to tax contingencies.  Income tax expense for the nine months ended September 30, 2007 consisted of a current tax benefit relating to the Canadian operations of $0.8 million, federal income tax of $15.7 million, a state income tax expense of $3.6 million, and interest and penalties of $4.2 million related to tax contingencies.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of September 30, 2008 and December 31, 2007, we had a remaining valuation allowance of approximately $10.0 million.  The allowance consists of $8.6 million of foreign tax credits and $1.4 million of state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Management recognizes interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of September 30, 2008 and December 31, 2007, included gross accrued interest and penalties of $22.7 million and $17.8 million, respectively. Tax expense for each of the nine months ended September 30, 2008 and 2007 included interest and penalties, net of tax, of $4.2 million.

Liquidity and Capital Resources

Major changes in our financial position resulted from:

•                  During the first nine months of 2008 we acquired Universal Environmental, Inc. and two solvent recycling facilities for a preliminary aggregate purchase price of $27.5 million.

•                  In April 2008 we issued 2.875 million shares of common stock for net proceeds of $173.5 million.  We expect to use the net proceeds for one or more of the following: potential future acquisitions, repayment of debt and working capital.

•                  In July 2008, pursuant to a redemption notice delivered on June 25, 2008, we redeemed $50.0 million principal amount of outstanding senior secured notes and paid prepayment penalties of $2.8 million.

Our primary sources of liquidity are cash flows from operations, existing cash, marketable securities, funds available to borrow under our revolving facility, and funds raised in our April 2008 public offering of stock. As of September 30, 2008, cash and cash equivalents were $253.0 million and funds available to borrow under the revolving facility were $30.3 million.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs and to fund capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements. We had accrued environmental liabilities as of September 30, 2008 of approximately $179.8 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002 and several subsequent acquisitions. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

Cash from operating activities in the first nine months of 2008 was $76.2 million, an increase of 53.1%, or $26.5 million, compared with cash from operating activities in the first nine months of 2007. The increase was primarily the result of price increases, new business generated from acquisitions and stronger performance in the transportation and disposal business lines.

Cash used for investing activities in the first nine months of 2008 was $66.7 million, an increase of 105%, or $34.2 million, compared with cash used for investing activities in the first nine months of 2007.  The increase was primarily the result of acquisition costs and an increase in capital expenditures, partially offset by the sale of marketable securities.

Cash from financing activities in the first nine months of 2008 was $127.5 million, an increase of $132.0 million, compared to cash used for financing activities in the first nine months of 2007. The increase was primarily the result of proceeds from the issuance of common stock, partially offset by redemption of $50 million principal amount of outstanding senior secured notes.

Financing Arrangements

At September 30, 2008, we had outstanding $41.5 million of senior secured notes due 2012, a $70.0 million revolving credit facility, a $50.0 million synthetic letter of credit facility, and a $30.0 million term loan.   The financing arrangements and principal terms of the each are discussed further in our 2007 Annual Report on Form 10-K.

The indenture under which our senior secured notes are outstanding provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount (the “Excess Cash Flow Amount”) equal to 50% of the period’s Excess Cash Flow (as defined below) to either (i) prepay, repay, redeem or purchase our first-lien obligations under the revolving credit facility and synthetic letter of credit facility or capitalized lease obligations or (ii) make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding senior secured notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

On October 8, 2008, we made an Excess Cash Flow Offer in accordance with the terms described above based on our Excess Cash Flow Amount of $19.2 million for the twelve-month period ended June 30, 2008. In response to tenders received from note holders prior to the expiration of the offer on November 7, 2008, we have agreed to purchase on November 12, 2008 an aggregate of $18.5 million principal amount of outstanding senior secured notes for a purchase price of $19.2 million and also then pay approximately $0.7 million of accrued interest through the purchase date on the purchased notes.

As of September 30, 2008, the Company was in compliance with the covenants of all of the Company’s debt agreements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 12, “Income Taxes,” to our financial statements included in Item 1 of this report, we have significant liabilities associated with potential tax liabilities and related interest and penalties aggregating $72.0 million. These liabilities are classified as “other long-term liabilities” in our unaudited consolidated balance sheet in accordance with the provision of FIN 48 adopted on January 1, 2007 because of the uncertainties involved. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities, which related to unrecognized tax benefits for which the statute of limitations might expire without examination by the respective taxing authority.  However, we do not believe material cash payments will be required in the next 12 months.

Auction Rate Securities

As of September 30, 2008, our long-term investments included $6.6 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. All of our auction rate securities are secured by student loans, which are substantially insured by the Federal Family Education Loan Program. Additionally, all of our auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to access these funds in the foreseeable future. During the second quarter we accepted an offer to purchase a $1.5 million auction rate security at par and it was settled in May 2008. In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis.  As of September 30, 2008, we have recorded an unrealized pre-tax loss of $0.4 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings as appropriate.

Other Stockholder Matters

On May 15, 2008 and September 23, 2008, we granted a total of 92,936 performance share awards that are subject to achieving predetermined revenue and EBITDA targets by December 31, 2009 and also include continued service conditions.   If the Company does not achieve the performance goals by the end of 2009, the shares will be forfeited in their entirety.  For the three- and nine-month periods ended September 30, 2008, we believed that it was probable that the performance targets will be achieved.

In July 2008, warrants for an aggregate of 150,000 shares were exercised for $1.2 million in cash.   As of September 30, 2008, warrants for an aggregate of 198,690 shares remained outstanding.   These remaining warrants were exercised in October 2008 for $1.6 million.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on the interest that we pay on our debt due to changes in the general level of interest rates. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. The following table provides information regarding our fixed rate borrowings at September 30, 2008 (in thousands):

Scheduled Maturity Dates	Three Months Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Senior secured notes	$18,486	$—	$—	$—	$23,032	$—	$41,518
Capital lease obligations	174	432	165	113	21	—	905
	$18,660	$432	$165	$113	$23,053	$—	$42,423
Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, we had at September 30, 2008 (i) a $70.0 million revolving facility (ii) a $50.0 million synthetic LC facility, and (iii) a $30.0 million term loan. At September 30, 2008, we had: (i) no borrowings and $39.7 million of letters of credit outstanding under the revolving facility and (ii) $48.0 million of letters of credit outstanding under the synthetic LC facility. Borrowings outstanding under the revolving facility bear interest at an annual rate of either the U.S. or Canadian prime rate (depending on the currency of the underlying loan), or the Eurodollar rate plus 1.50%, and we are required to pay fees at an annual rate of 1.5% on the amount of letters of credit outstanding under the revolving facility and an unused line fee of 0.125% per annum on the unused portion of the revolving facility. As of September 30, 2008, we were required to pay a quarterly participation fee at the annual rate of 2.85% on the $50.0 million maximum amount of the synthetic LC facility and a quarterly fronting fee at an annual rate of 0.30% of the average daily aggregate amount of letters of credit outstanding under the synthetic LC facility. The term loan bears interest, at our option, at the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. Had the interest rate on our variable borrowings been 10% higher, we would have reported decreased net income of less than $0.1 million and $0.1 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $0.1 million and $0.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

We are subject to market risks associated with our investment in auction rate securities which aggregated $6.6 million as of September 30, 2008. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.   Prior to January 1, 2008, we generally invested in auction rate securities for short periods of time as part of our cash management program.   Due to recent events in credit markets, the auction events for these instruments held by us failed during the first nine months of 2008.   We are unable to determine when the market for student loan collateralized instruments will recover; therefore, we have classified the auction rate securities as non-current and have included them in long-term investments on our unaudited consolidated balance sheet at September 30, 2008.

Historically, we have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. During the three- and nine-month periods ended September 30, 2008, total foreign currency gains were $0.6 million and $1.2 million, respectively, primarily between U.S. and Canadian dollars. During the three- and nine-month periods ended September 30, 2007, total foreign currency losses were $1.0 million and $2.7 million, respectively, primarily between U.S. and Canadian dollars. The fluctuation for the three- and nine-month periods ended September 30, 2008 and 2007 for Mexico was not material to the Company. The Canadian subsidiaries transact approximately 24.4% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. During the three- and nine-month periods ended September 30, 2008, the U.S. dollar rose 3.9% and 6.8%, respectively against the Canadian dollar, resulting in foreign currency exchange gains of $0.6 million and $1.2 million, respectively.   During the three- and nine-month periods ended September 30, 2007, the U.S. dollar fell 6.8% and 17.0%, respectively against the Canadian dollar, resulting in foreign currency exchange losses of $1.0 million and $2.8 million, respectively.

Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. The average exchange rate for the nine-month periods ended September 30, 2008 and 2007 was 1.02 and 1.10 Canadian dollars to the U.S. dollar, respectively.

Had there been a fluctuation in the Canadian exchange rate of 10%, we would have reported a change in net income by approximately $0.6 million and $1.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 4.                    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 11, 2008, we identified a material weakness in our internal control over financial reporting during work performed related to Management’s Annual Report on Internal Control over Financial Reporting.  Because the control deficiencies leading to the material weakness were still present as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report.  In response to the weakness identified, the Company has taken measurable steps to remediate this condition in 2008.

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

We have implemented, or plan to implement, certain measures to remediate the material weakness relating to the Company’s income tax accounting identified in the Company’s 2007 Annual Report on Form 10-K.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented or is in the process of implementing the following measures:

•                  Hired an experienced Tax Director and Tax Manager

•                  Assessed the adequacy of internal resources, hired additional resources and continued to recruit additional staff

•                  Strengthened the oversight and review of tax calculations and compliance documentation

•                  Engaged consultants to simplify, enhance and test the tax provision process, including identification of contemporaneous documentation.

We believe that these remediation actions represent ongoing improvement measures.  Furthermore, while we have taken steps to remediate the material weakness, the effectiveness of our remediation efforts will not be known until we can test those controls in connection with the management evaluation of internal controls over financial reporting that we will perform as of December 31, 2008.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 11, “Commitments and Contingencies,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the nine months ended September 30, 2008, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: November 10, 2008

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and
Chief Financial Officer

Date: November 10, 2008