Form 10-K
period 2008-12-31
CLEAN HARBORS INC
filed 2009-03-02
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

COMMISSION FILE NO. 0-16379

CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2997780 (IRS Employer Identification No.)
42 Longwater Drive, Norwell, MA (Address of principal executive offices)	02061-9149 (Zip Code)
Registrant's telephone number: (781) 792-5000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $1.4 billion, based on the closing price of such common stock as of that date on The NASDAQ Global Select Market. Reference is made to Part III of this report for the assumptions on which this calculation is based.

         On February 26, 2009, there were outstanding 23,748,614 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement for its 2009 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2009) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2008

Disclosure Regarding Forward-Looking Statements

        In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2009.

PART I

ITEM 1.    BUSINESS

        Clean Harbors, Inc., through its subsidiaries (hereafter collectively referred to as "we" or "us") is one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on a 2008 industry report. We service approximately 67% of North America's commercial hazardous incineration volume and 20% of North America's hazardous landfill volume, and are the industry leader in total hazardous waste disposal facilities. We perform environmental services for a diversified industry base with over 47,000 customers, including more than 325 Fortune 500 companies, in the United States, Canada, Puerto Rico and Mexico. We perform environmental services through a network of more than 100 service locations, and we operate six incineration facilities, nine commercial landfills, six wastewater treatment operations, two solvent recycling facilities, and 20 transportation, storage and disposal facilities ("TSDFs"), as well as six polychlorinated biphenyls ("PCB") management facilities and two oil and used oil products recycling facilities. We can provide low cost solutions to our customers due to our large scale, industry knowledge, cost cutting and productivity-enhancing initiatives, and ability to internalize our waste streams.

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

        Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal offices are located in Norwell, Massachusetts. Effective December 15, 2008, shares of our common stock began trading on the New York Stock Exchange under the symbol CLH. Prior to that time, our stock was traded on The NASDAQ Global Select Market under the symbol CLHB. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics for members of the Board of Directors, senior officers and the chief executive officer are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.

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

        There are substantial barriers to entry into the hazardous waste management industry including high regulatory compliance costs and expertise, the arduous federal, state, provincial and local permitting processes for new disposal facilities, and the requirement for an extensive asset network, operating knowledge and major capital expenditures to purchase or construct new disposal facilities. As a result, no new hazardous waste incinerators or hazardous waste landfills have commenced commercial operations in North America in the last decade and, as described below, some of the previously operating incinerators as well as other types of disposal facilities have ceased operations. Furthermore, new regulatory requirements have increased in-house disposal costs and outsourcing and, in order to reduce their potential liability under environmental laws as generators of hazardous waste, customers have been increasingly using fewer providers for their hazardous waste treatment and disposal needs as they seek to limit their outside vendors and the number of facilities in which their hazardous waste materials are disposed. Accordingly, we believe that even in current market conditions the industry fundamentals are improving.

        The hazardous waste management industry was "created" in 1976 with the passage of the Resource Conservation and Recovery Act ("RCRA"). RCRA requires waste generators to distinguish between "hazardous" and "non-hazardous" wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. This new regulatory environment, combined with strong economic growth, increased corporate concern surrounding environmental liabilities, and early-stage industry dynamics contributed to growth in the industry. However, by the mid to late 1990s, the hazardous waste management industry was characterized by overcapacity. These adverse market conditions, the increasing cost imposed by environmental laws on providers of environmental services (such as the adoption in 2002 of the "MACT" standards described below), and the desire of many customers to utilize fewer providers as described above, have led to a consolidation in the environmental services industry.

        We believe that the number of major industry participants in the North American hazardous waste sector has declined from over 20 in the early 1990s to four national companies today. These include, in addition to us, Philip Services Corp., Veolia Environmental Services (formerly named Onyx Environmental Services), and Waste Management, Inc. Since the mid 1990s, approximately 500,000 tons of annual incineration capacity has been eliminated as eight major incinerators were deactivated, substantially increasing average capacity utilization of the incinerators which remained in operation. Additionally, we believe the adoption in 2002 of the Maximum Achievable Control Technologies ("MACT") standards under the Clean Air Act have increased compliance costs and driven increased outsourcing of incineration as customers with captive (i.e., in-house and non-commercial) incinerators choose to outsource rather than make the substantial investment in their facilities which would be required to achieve compliance.

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

        The services provided by the environmental services industry are often complementary to each other. For example, hazardous wastes removed by environmental services companies as part of wastewater treatment or from customer facilities or accident sites are often first processed to separate them into different waste types and then transported to ultimate disposal sites such as landfills and incinerators depending upon such factors as their respective levels of carbon content and toxicity. However, the services provided by the environmental services industry are also often competitive with each other. For example, various types of hazardous wastes may be suitable for ultimate disposal either in landfills or incinerators, and the owners of landfills and incinerators therefore compete against each other based upon the relative effectiveness and cost of their respective facilities in addressing the needs of their customers.

        The collection and disposal of solid and hazardous wastes are subject to local, state, provincial and federal requirements and regulations, which regulate health, safety, the environment, zoning and land-use. Included in these regulations in the United States is the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). CERCLA holds generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a hazardous release, strictly, jointly and severally liable for environmental cleanup costs resulting from the release or threatened release. Canadian companies are regulated under similar regulations, but the responsibility and liability associated with the waste passes from the generator to the transporter or receiver of the waste, in contrast to provisions of CERCLA.

Competitive Strengths

  •
  Leading Provider of Hazardous Waste Services and Disposal—We are one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on 2008 industry reports. We operate, in the aggregate, the largest number of incinerators, hazardous waste landfills, wastewater treatment facilities and TSDFs in North America, and provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations. Finally, as our collections of waste increase, our size allows us to increase our cash flow and earnings as we can internalize a greater volume of waste in our incinerators and landfills.

  •
  Large and Diversified Customer Base—We service over 325 of the Fortune 500 companies and more than 47,000 customers overall, including commercial and industrial customers, health care providers, educational and research organizations, other environmental services companies and governmental entities. This diversification limits our credit exposure to any one customer or industry.

  •
  Stable and Recurring Revenue Base—We have long-standing relationships with our customers, averaging 16 years with our top ten customers by revenue. Our diversified customer base also provides stable and recurring revenues as a majority of our revenues are derived from previously served customers with recurring needs for our services. In addition, the costs to our customers of switching providers are high. This is due to many customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their wastes are shipped in order to reduce their potential liability under U.S. environmental regulations. We have been selected as an approved vendor by large generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers which have selected us as an approved vendor typically continue to use our services on a recurring basis.

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

  •
  Proven and Experienced Management Team—Our 15 executive officers collectively have over 176 years of experience in the environmental services industry. Our Chief Executive Officer founded our Company in 1980, and the average tenure of the 14 other members of the executive management team exceeds 11 years.

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

  •
  Expand Network of Service Centers—We believe that Site Services have a competitive advantage, particularly in areas where service centers are located at or near a TSDF. By opening additional service centers in close proximity to the TSDFs we now operate, we believe that we can, with minimal capital expenditures, increase our market share within the site services segment of the waste disposal market. We believe much of this additional waste can be sent to our existing facilities at competitive transportation costs thereby increasing utilization and enhancing overall profitability.

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

        Technical Services (69% of 2008 revenue). These services involve the collection, transport, treatment and disposal of hazardous and non-hazardous wastes, and include physical treatment, resource recovery, fuels blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management, and CleanPack® services. Our CleanPack® services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes. Our technical services are provided through a network of service centers from which a fleet of trucks or railcars is dispatched to pick up customers' wastes either on a predetermined schedule or on-demand and to deliver such wastes to permitted facilities, which are usually owned by us. Our service centers can also dispatch chemists to a customer location for the collection of chemical and laboratory waste for disposal.

        Site Services (31% of 2008 revenue). These services provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Under the Site Services umbrella, our Field Service crews and equipment are dispatched on a planned or emergency basis, and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, selective demolition, spill cleanup, railcar cleaning, product recovery and transfer, scarifying and media-blasting and vacuum services. Additional services include used oil and oil products recycling, as well as PCB management and disposal.

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

        The table below shows for each of the three years in the three-year period ended December 31, 2008 the total revenues of our segments (in thousands):

	Years Ended December 31,
	2008	2007	2006
Technical Services	$712,290	$672,213	$558,407
Site Services	320,590	275,815	271,092
Corporate Items	(2,167)	(1,111)	310

	$1,030,713	$946,917	$829,809

        Additional segment information can be found in Note 16, "Segment Reporting," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."

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

        Spent solvents that can be recycled are processed through fractional distillation, thin film evaporation and other processes and are recovered into usable products. Upon recovery of these products, we either return the recovered solvents to the original generator or sell them to third parties. Organic liquids and solids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for incinerators, cement kilns, industrial furnaces and other high efficiency boilers. We have installed fuels blending equipment at some TSDFs to prepare these supplemental fuels. When possible, we burn fuel blended material at our incinerators. Otherwise, we send the fuel blended material to supplemental fuel users that are licensed to accept the blended fuel material. Although we pay a fee to the users that accept this product, this disposal method is substantially less costly than other disposal methods.

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

        We have six active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual capacity of 58,800 tons, and three solids and liquids-capable incineration facilities with a combined estimated annual capacity of 317,000 tons. We also operate two hazardous waste liquid injection incinerators in Canada with total annual capacity of approximately 165,000 tons.

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

        There are now a total of 11 major active incineration facilities in North America used for disposal of hazardous wastes, which are owned by a total of five companies. As described above, we own six of these facilities and offer a wide range of technological capabilities to our customers through this network. The other owners are Veolia Environmental Services (formerly Onyx Environmental Services), Heritage-WTI, Inc. (formerly WTI, a joint venture between Von Roll America and Heritage Environmental Services), Ross Incineration Services, Inc., and the Province of Alberta (which has hired Earth Tech as the operator of its facility). In addition to those 11 active commercial incineration facilities in North America, other types of facilities also burn hazardous wastes. In particular, cement kilns operated by such companies as Systech, Geocycle (Energis) and Giant compete for waste streams containing high levels of carbon content, and "captive" incinerators owned by companies such as DuPont dispose of wastes generated by the owners of such incinerators or their affiliates.

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

        Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2008, the useful economic lives (for accounting purposes) of these landfills include approximately 25.2 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 35.2 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted. In addition to hazardous waste landfill sites, we operate two non-hazardous industrial landfills with 2.2 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

        There are now a total of 20 active commercial landfills in North America used for disposal of hazardous wastes, which are owned by a total of ten companies. As described above, we own seven of such facilities, and Waste Management, Inc. owns six. Other owners include Heritage Environmental Services, Envirosource, Inc., American Ecology Corp., Wayne Disposal, Inc. / EQ and Stablex Canada.

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

        Our wastewater treatment facilities compete against a number of competitors with multiple facilities such as Rhodia, Philip Services Corp., Siemens Water Technologies (formerly USFilter), Heritage Environment Services LLC, and Envirite, Inc. There are also a number of operators with single facilities that process high volumes of waste in niche markets such as DuPont Environmental Treatment.

        Solvent Recycling.    In March 2008, we acquired from Safety-Kleen Services, Inc. two solvent recycling facilities which are located in Chicago, Illinois and Hebron, Ohio. During 2008 we also built a solvent recycling operation adjacent to our incineration facility located in El Dorado, Arkansas. These facilities treat and recycle dry cleaning solvents and other chemicals used for commercial and industrial purposes.

        Our solvent recycling facilities compete against a number of competitors, some with multiple facilities such as Veolia and Philip Services Corp., and others with single facilities. Cement kilns operated by such companies as Systech, Geocycle (Energis) and Giant also compete for the energy value of some of the same organic solvents which we recycle through our facilities for purposes of resale.

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

        Apollo Onsite Services.    Our Apollo Onsite Services Program is an on-site solution that allows customers to outsource all or portions of their environmental management program. The Apollo Onsite Services Program serves the dual purpose of not only improving customers' waste stream management, but also can make their entire environmental program safer, more cost effective and self-sufficient. Select technicians work on a customer's site in tandem with the customer to deliver proper waste transportation and disposal, lab chemical packing (CleanPack®), and field services and industrial services where appropriate. Whether a customer requires a single field technician or a multi-person team of diversified experience, we design a program to satisfy the customer's specific need. Apollo Onsite Services utilize a hand-in-hand, team approach that leverages our extensive resources and infrastructure, including Web-enhanced technologies and online services. Additionally, the Apollo Onsite Services Program leverages our transportation and disposal assets by providing incremental volumes to process at our facilities. The Apollo Onsite Services Program provides:

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

Site Services

        We provide a wide range of environmental site services to maintain industrial facilities and process equipment, as well as clean up or contain actual or threatened releases of hazardous materials into the environment. These services are provided to a wide range of clients including large chemical, petroleum, transportation and utility companies and governmental agencies. Our strategy is to identify, evaluate, and solve customers' environmental problems, on a planned or emergency basis, by providing a comprehensive interdisciplinary response to the specific requirements of each job or project.

        Site Services is responsible for providing trained, skilled labor and specialty equipment to perform various services on a customer's site or other location. We dispatch Field Service crews and equipment on a planned or emergency basis to manage routine cleaning in hazardous environments or emergencies such as a chemical or oil spill cleanup. Industrial Service crews focus on industrial cleaning and maintenance projects that typically require fast turnaround, or complex onsite material processing.

        Field Services.    We dispatch crews and equipment on a scheduled or emergency basis to perform everything from site decontamination and remediation projects to selective demolition, emergency response, spill cleanup and vacuum services. Whether the action is planned, corrective or the result of an emergency response, our multidisciplinary team of remedial action professionals provides solutions to a variety of industrial cleanup problems. Field Services performs a wide variety of services including:

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
  Container management.

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

Geographical Information

        For the year ended December 31, 2008, we derived $897.2 million or 87.0% of revenues from customers located in the United States and Puerto Rico, $132.8 million or 12.9% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2007, we derived approximately $821.9 million or 86.8% of revenues from customers located in the United States and Puerto Rico, approximately $124.0 million or 13.1% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

        As of December 31, 2008, we had property, plant and equipment, net of depreciation and amortization, of $295.5 million, and permits and other intangible assets of $71.8 million. Of these totals, $30.9 million or 10.5% of property, plant and equipment and $18.8 million or 26.2% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

Competitive Conditions

        The hazardous and industrial waste management industry in which we compete is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms that offer waste services. The descriptions above of our licensed facilities also list the principal other owners of each such type of facilities. As there described, we compete against three other national companies, which are Philip Services Corp., Veolia Environmental Services (formerly named Onyx Environmental Services), and Waste Management, Inc. We also compete against regional waste management companies and numerous small companies. Each of these competitors is able to provide one or more of the environmental services offered by us. In addition, we compete with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfill. Many of the environmental services we offer are also in competition with other services offered both by our competitors in the environmental services industry and by other types of companies. For example, the incineration services which we offer compete with cement kilns for waste streams containing high levels of carbon content, and large chemical and other industrial companies can choose to install or modify their own equipment to dispose of wastes generated by their operations. In addition, many types of waste streams can be treated or disposed of either by incineration, landfill or other processes, and therefore the owners of such different types of facilities compete against us for treatment and disposal of such wastes.

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

Employees

        As of December 31, 2008, we employed approximately 4,804 active full-time employees, of which 546 employees (11%) are represented by labor unions. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	171
United Steelworkers' Union	195
Unions in Canada:
Communication, Energy and Paper Workers' Union	108
International Brotherhood of Teamsters	66
International Union of Operating Engineers	6
Non-union employees	4,258

4,804

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

Insurance and Financial Assurance

        Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $55.0 million, $52.0 million and $52.0 million, respectively, per year, subject to a retention of $0.5 million per occurrence. We also have workers' compensation insurance whose limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program; however, our auto liability policy does provide the first $5.0 million of transportation pollution insurance.

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

        For in-transit pollution liability, the pollution liability policy provides coverage for up to $45.0 million per occurrence and $55.0 million aggregate excess above the primary $5.0 million auto liability policy. The combined policies provide us with coverage for up to $50.0 million per occurrence and $60.0 million aggregate for sudden and accidental occurrences during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site. A $0.5 million deductible applies to this coverage.

        Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. The RCRA, the Toxic Substances Control Act ("TSCA"), and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate for sudden occurrences, and $3.0 million per occurrence and $6.0 million in the aggregate for non-sudden occurrences. Steadfast Insurance Company (a unit of Zurich Insurance N.A.) provides insurance for our treatment, storage and disposal activities that meet the regulatory requirements. In addition, this policy provides excess limits above the regulatory requirements up to $30.0 million.

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

        Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. The total amount of the closure and post-closure financial assurance which we have been required by regulators to provide is approximately $322.1 million for U.S. facilities and $20.5 million (in Canadian dollars) for Canadian facilities. We have placed the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company.

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

Federal Regulation of Hazardous Waste

        The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Act", the Clean Air Act, the Clean Water Act, and the TSCA.

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

        The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 10, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of certain such proceedings involving us.

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

        The EPA promulgated the Maximum Achievable Control Technology ("MACT") standards under the Clean Air Act Amendments on February 13, 2002. These standards established new emission limits and operational controls on all new and existing incinerators, cement kilns, industrial boilers and light-weight aggregate kilns that burn hazardous waste-derived fuel.

        Facilities subject to the MACT standards were required to comply with the new emission requirements by September 30, 2003, or they could apply for an extension with compliance being required by September 30, 2004. We submitted the required documentation of substantial compliance at all of the three U.S. incinerator facilities we then owned on or before the September 30, 2004 deadline. We made most of the capital expenditures required to achieve that compliance in the fiscal years ended December 31, 2002 through 2004; however, during the year ended December 31, 2005 there were some additional performance testing and documentation costs which totaled $0.1 million. During 2006, we acquired an additional incineration facility located in Arkansas as part of our purchase of all of the membership interests in Teris LLC ("Teris"). Prior to that purchase, Teris had spent in excess of $30 million in order to bring that incinerator into compliance with the MACT standards.

        Clean Water Act.    This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of the treatment process, our wastewater treatment facilities generate wastewater, which we discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. We are required to obtain discharge permits and conduct sampling and monitoring programs. We believe each of our operating facilities complies in all material respects with the applicable requirements.

        In December 2000, the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized wastewater treatment facilities. Centralized wastewater treatment facilities receive and treat a wide variety of hazardous and non-hazardous wastewaters from offsite companies and discharge the treated water directly to waterways or to municipal sewer systems. The new rules set stringent limits for the discharge of metals, organic compounds and oil. All of our wastewater treatment facilities are affected by the new rules and were in substantial compliance with the discharge standards by December 2004.

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

        Health and safety standards under the Occupational Safety and Health Act ("OSHA") are applicable to all of our operations. This includes both the Technical Services and Site Services operations.

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

        On August 12, 2005, the Ontario Ministry of the Environment adopted new regulations which prohibit land disposal of untreated hazardous waste and require the waste to meet specific treatment standards prior to land disposal. Land disposal includes onsite and offsite land filling, land farming and any other form of land disposal. These requirements are similar to the RCRA Land Disposal Restrictions, or "LDR," enacted in the United States and thus bring the Province of Ontario in closer comity with the United States regulatory scheme. The new LDR commenced in 2007 through a phased-in schedule based on specific inorganic waste streams, and will be fully implemented by the beginning of 2010 with the regulation of certain organic waste streams.

        We carefully analyzed the new regulations to determine their impact on our operations in Ontario and made a series of operational improvements at our Lambton landfill facility aimed at receiving all waste regulated under the new LDR and applying treatment technologies to compliantly dispose of the waste at the landfill. These operational improvements included the construction of a new totally enclosed LDR waste treatment and stabilization building which was completed in September 2007 under a Certificate of Approval from the Ontario Ministry of the Environment These modifications allow us to compliantly accept, treat and dispose of inorganic streams subject to the new LDR. The Ministry also approved a series of proprietary organic waste treatment methods that allow the Lambton facility to accept, for example, spent aluminum pot liner waste for in-situ treatment within the landfill cell, followed by LDR-compliant disposal within the landfill. Additionally, the Ministry has approved various disposal methodologies associated with the management of debris contaminated with organic chemical constituents subject to LDR regulation. We will continue to evaluate other potential customer waste streams subject to the new LDR standards and modify on-site waste treatment processes to accommodate these streams at the Lambton landfill.

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

        The Export and Import of Hazardous Wastes Regulations under CEPA 99 control the export and import of hazardous wastes and hazardous recyclable materials. By reference, these regulations incorporate the Transportation of Dangerous Goods Act and Regulations, which address identification, packaging, marking and documentation of hazardous materials during transport. CEPA 99 requires that anyone proposing to export or import hazardous wastes or hazardous recyclable materials or to transport them through Canada notify the Minister of the Environment and obtain a permit to do so. Section 9 of CEPA 99 allows the federal government to enter into administrative agreements with the provinces and territories for the development and improvement of environmental standards. These agreements represent cooperation towards a common goal rather than a delegation of authority under CEPA 99. To facilitate the development of provincial and territorial agreements, the federal, provincial and territorial governments participate in the Canadian Council of Ministers of the Environment ("CCME"). The CCME comprises the 14 environment ministers from the federal, provincial and territorial governments, who normally meet twice a year to discuss national environmental priorities and to determine work to be carried out under the auspices of the CCME.

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

        As further discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Environmental Liabilities," we have accrued environmental liabilities as of December 31, 2008, of $178.5 million, substantially all of which we assumed in connection with our acquisitions of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. For the years ended December 31, 2008 and 2007, we spent $14.3 million and $6.5 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets and Teris. The increase in the year-over-year spending was primarily due to the settlement during 2008 of legal and administrative proceedings relating to our Plaquemine, Louisiana property and the Helen Kramer Superfund site.

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

        As described in Note 10, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on our business and future prospects.

ITEM 1A.    RISK FACTORS

        An investment in our securities involves certain risks, including those we describe below. You should consider carefully these risk factors together with all of the information included or referred to in this report before investing in our securities.

Risks Relating to Our Business

We assumed significant environmental liabilities as part of past acquisitions, and our financial condition and results of operations would be adversely affected if we were required to pay such liabilities more rapidly or in greater amounts than now estimated.

        We have accrued environmental liabilities valued as of December 31, 2008, at $178.5 million, substantially all of which we assumed as part of our acquisitions of the CSD assets in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We calculate these liabilities on a present value basis in accordance with generally accepted accounting principles (which takes into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities). We anticipate such liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.

If we are unable to obtain at reasonable cost insurance and financial assurances which are required for our operations, our business and results of operations would be adversely affected.

        We purchase insurance, occasionally post bid and performance bonds and are required to provide substantial amounts of financial assurance to governmental agencies for potential closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation. As of December 31, 2008, our total estimated closure and post-closure costs requiring financial assurance by regulators was $322.1 million for our U.S. facilities and $20.5 million (in Canadian dollars) for our Canadian facilities. We have placed all of the required financial assurance through a qualified insurance company, Steadfast Insurance Company (a unit of Zurich Insurance N.A.). The U.S. facilities are insured with an insurance policy written by Steadfast Insurance Company which expires in September 2009. The Canadian facilities utilize surety bonds which expire in September of 2009. Our ability to continue conducting our operations could be adversely affected if we should become unable to obtain sufficient insurance, surety bonds and financial assurances at reasonable cost to meet our business and regulatory requirements in the future. The availability of insurance could be affected by factors outside of our control as well as the insurers' or sureties' assessment of our risk.

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

        Changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the EPA promulgated the MACT standards under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $28.9 million since September 7, 2002 in order to bring our Deer Park, Texas and Aragonite, Utah incineration facilities which we then acquired as part of the CSD assets and Kimball, Nebraska into compliance with the MACT regulations. Prior to our acquisition in August 2006 of our additional incineration facility in El Dorado, Arkansas, as part of our purchase of all the membership interests in Teris LLC, Teris had spent in excess of $30 million in order to bring that facility into compliance with the MACT standards. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

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

        We participate in a highly volatile industry with multiple competitors, several of which have taken large write-offs and asset write-downs, operated under Chapter 11 bankruptcy protection and undergone major restructuring during the past several years. Periodically, we review long-lived assets for impairment. At the end of each of 2008, 2007 and 2006, we determined based on this review that no asset write-downs were required; however, if conditions in the industry were to deteriorate significantly, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Other Risks Relating to Our Company and Common Stock

Our outstanding indebtedness and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.

        As of December 31, 2008, we had $53.6 million of outstanding indebtedness (including capital lease obligations) and $87.6 million of outstanding letters of credit. Our outstanding indebtedness and letters of credit may:

  •
  adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

  •
  require us to dedicate a portion of our cash flow to the payment of interest on our indebtedness and fees on our letters of credit;

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

        If we are unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we may be required to refinance all or a portion of our existing debt and letter of credit facilities, or to obtain additional financing and facilities. However, we may not be able to obtain any such refinancing or additional facilities on favorable terms or at all.

The covenants in our financing agreements restrict our ability to operate our business and might lead to a default under our outstanding debt agreements.

        The agreements governing our revolving credit, letter of credit, and term loan facilities and the indenture relating to our outstanding senior secured notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

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

  •
  engage in transactions with affiliates.

        As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our revolving credit, letter of credit, and term loan facilities require, and our future credit facilities may require, us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our revolving credit, letter of credit, and term loan facilities. Upon the occurrence of an event of default under our revolving credit, letter of credit, and term loan facilities or future credit facilities, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness, including our senior secured notes.

        The instruments governing certain of our indebtedness, including the indenture governing our senior secured notes and our revolving credit, letter of credit, and term loan facilities, also contain cross-default provisions. Under these provisions, a default under one instrument governing our indebtedness may constitute a default under our other instruments of indebtedness that contain cross default provisions, which could result in the related indebtedness and the indebtedness issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

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

        Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and TSDFs), vehicles and equipment (including environmental remediation equipment). We have 51 active permitted hazardous waste or nonhazardous waste management properties, and 73 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in the Technical Services segment.

        Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2008 regarding our properties. Substantially all of our owned operating properties are mortgaged as collateral for our loans.

Hazardous Waste Management Properties

        Included in our 51 active hazardous waste management properties are six incineration locations, nine commercial landfills, six wastewater treatment plants, 20 TSDFs, two solvent recycling facilities and eight facilities which specialize in PCB management, oil and used oil products recycling. Some of our properties offer multiple capabilities. As described below under "Inactive Properties," we also own 11 closed or inactive facilities.

  Hazardous Waste Facilities

        Incinerators.    We own six operating incineration facilities containing a total of nine incinerators, as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2008
Arkansas	2	85,072	91.7%
Nebraska	1	58,808	80.2%
Utah	1	66,815	84.7%
Texas	3	165,500	87.4%
Ontario, Canada	1	93,696	88.8%
Quebec, Canada	1	71,650	96.8%

	9	541,541	88.5%

        Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate two hazardous waste liquid injection incinerators.

        Landfills.    In the United States and Canada, we operate nine commercial landfills as follows:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	11,778	40 and 64
Colorado	1	890	36
North Dakota	1	1,070	43
Oklahoma	1	1,046	11
Texas	1	1,145	22
Utah	1	1,716	20
Alberta, Canada	1	1,359	21
Ontario, Canada	1	8,381	47

	9	27,385

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

        Transportation, Storage and Disposal Facilities.    We operate 20 TSDFs in the United States and Canada as follows:

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

        PCB Management Facilities and Oil Storage or Recycling Capabilities.    We operate eight facilities specializing in PCB management or providing oil recycling capabilities, as follows:

	# of Facilities	Owned	Leased
California	1	1	—
Georgia	1	1	—
Kansas	1	1	—
Maine	1	1	—
Massachusetts	1	—	1
Ohio	2	1	1
Pennsylvania	1	1	—

	8	6	2

        These facilities are the most significant properties relating to our Site Services segment.

        Solvent Recycling Operations.    We own two facilities specializing in solvent recovery management in Illinois and Ohio, and also have one solvent recycling operation adjacent to our incineration facility in El Dorado, Arkansas.

Other Facilities and Properties

        Service Centers and Satellite Locations.    We operate 73 additional service centers and satellite or support locations of which 17 are owned and 56 are leased. These locations are aligned with one or more of our landfills, incinerators, wastewater treatment, consulting, administrative, or other treatment and disposal facilities.

        Inactive Facilities.    In addition to the active facilities and properties described above, we own a total of 11 facilities which are now closed or inactive, most of which were acquired in 2002 as part of the CSD assets due to our assumption of the remediation liabilities associated with such properties or our closure of such sites. The principal inactive facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina, Coffeyville, Kansas and Bridgeport, New Jersey, and closed wastewater treatment facilities in Cleveland, Ohio and Plaquemine, Louisiana. Prior to the sale of the CSD assets, Safety-Kleen gave notice to the applicable regulatory agencies of Safety-Kleen's intent to close and stopped accepting wastes at Cleveland in 1990, Baton Rouge in 1997, Roebuck in 1998, Coffeyville in 2000, and Bridgeport in 2001. We gave notice to the regulators and stopped accepting wastes at Plaquemine in 2006.

ITEM 3.    LEGAL PROCEEDINGS

        See Note 10, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

        Effective December 15, 2008, our common stock began trading on the New York Stock Exchange under the symbol CLH. Prior to that time, our stock was traded on The NASDAQ Global Select Market under the symbol CLHB. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by the New York Stock Exchange and The NASDAQ Global Select Market.

2008	High	Low
First Quarter	$67.58	$49.67
Second Quarter	77.79	61.76
Third Quarter	82.99	63.62
Fourth Quarter	67.45	44.11

2007	High	Low
First Quarter	$54.54	$44.16
Second Quarter	50.43	44.55
Third Quarter	53.83	42.52
Fourth Quarter	56.48	44.23

        On February 26, 2009, the closing price of our common stock on the New York Stock Exchange was $49.28. On February 20, 2009, there were 451 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. We estimate that approximately 23,000 additional stockholders held shares in street name at that date.

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

Performance Graph

        The following graph compares the five-year return from investing $100 in each of Clean Harbors, Inc. common stock, the NASDAQ Market Index, the S&P Midcap Index, and an index of environmental services companies compiled by CoreData. Although Clean Harbors, Inc. common stock commenced trading on the New York Stock Exchange on December 15, 2008, the NASDAQ Market Index was used (as in our annual report for 2007) as a comparable index because our common stock traded on The NASDAQ Global Market during substantially all of the five-year period described in the graph. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2003, when our common stock closed at $8.91 per share.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NASDAQ MARKET INDEX, S&P MIDCAP INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

Securities Authorized For Issuance Under Equity Compensation Plans

        See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 31, 2008, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.

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

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$1,030,713	$946,917	$829,809	$711,170	$643,219
Cost of revenues	707,820	664,440	584,835	512,582	464,838
Selling, general and administrative expenses	159,674	149,180	125,039	108,312	104,509
Accretion of environmental liabilities	10,776	10,447	10,220	10,384	10,394
Depreciation and amortization	44,471	37,590	35,339	28,633	24,094
Income from operations	107,972	85,260	74,376	51,259	39,384
Other (expense) income(1)	(119)	135	(447)	611	(1,345)
(Loss) on refinancings(2)	—	—	—	—	(7,099)
Loss on early extinguishment of debt	(5,473)	—	(8,529)	—	—
Interest (expense), net	(8,403)	(13,157)	(12,447)	(22,754)	(22,297)

Income before provision for income taxes and equity interest in joint venture	93,977	72,238	52,953	29,116	8,643
Provision for income taxes(3)	36,491	28,040	6,339	3,495	6,043
Equity interest in joint venture	—	—	(61)	—	—

Net income	57,486	44,198	46,675	25,621	2,600
Redemption of Series C preferred stock, dividends on Series B and C preferred stocks and accretion on Series C preferred stock(4)	—	206	276	279	11,798

Net income (loss) attributable to common stockholders	$57,486	$43,992	$46,399	$25,342	$(9,198)

Basic earnings (loss) attributable to common stockholders(5)	$2.56	$2.22	$2.38	$1.62	$(0.65)

Diluted earnings (loss) attributable to common stockholders(5)	$2.51	$2.14	$2.26	$1.45	$(0.65)

Cash Flow Data:
Net cash from operating activities	$109,590	$79,995	$61,382	$29,667	$52,460
Net cash from investing activities	(84,515)	(42,791)	(98,885)	(3,509)	47,631
Net cash from financing activities	116,795	2,724	(20,330)	75,023	(75,775)
Other Financial Data:
Adjusted EBITDA(6)	$163,219	$133,297	$119,935	$90,276	$74,744

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Working capital	$307,679	$169,585	$124,465	$100,354	$50,696
Goodwill	24,578	21,572	19,032	19,032	19,032
Total assets	898,336	769,888	670,808	614,364	504,702
Long-term obligations (including current portion)(7)	53,630	123,483	124,561	154,291	153,129
Stockholders' equity(5)	429,045	202,897	173,186	115,658	11,038

(1)
We had outstanding prior to June 30, 2004, 25,000 shares of Series C preferred stock which consisted of two components, namely (i) non-convertible redeemable preferred stock with a 6.0% annual dividend and (ii) an "embedded derivative" which reflected the right of the holders of the Series C preferred stock to convert into our common stock on the terms set forth in the Series C preferred stock. The value of the Embedded Derivative was periodically marked to market, which resulted in the inclusion of gains (losses) as a component of other income (expense) of $(1.6) million for the year ended December 31, 2004.

(2)
We repaid on June 30, 2004 our then outstanding debt, redeemed our then outstanding Series C preferred stock and settled the embedded derivative liability associated with our Series C preferred stock. For the year ended December 31, 2004, we recorded a loss on refinancing of $7.1 million related to these activities.

(3)
For fiscal year 2006, the provision includes a reversal of a $14.1 million portion of the valuation allowance.

(4)
We had outstanding prior to June 30, 2004, 25,000 shares of Series C preferred stock. The amount of $11.8 million for the year ended December 31, 2004 includes $9.9 million related to the redemption of that Series C preferred stock.

(5)
We issued: (i) 0.4 million shares of common stock in February 2005 upon cashless exercise of previously outstanding warrants; (ii) 1.6 million shares of common stock in October 2005 upon exercise of previously outstanding warrants for an aggregate of $12.5 million; (iii) 2.3 million shares of common stock in December 2005 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $60.2 million; (iv) 0.4 million shares of common stock in December 2007 upon exercise of previously outstanding warrants for an aggregate of $1.2 million and conversion of previously outstanding shares of Series B preferred stock; and (v) 2.875 million shares of common stock in April 2008 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $173.5 million.

(6)
For all periods presented, "Adjusted EBITDA" consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for (benefit from) income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, and change in value of the embedded derivative associated with our previously outstanding Series C preferred stock (which we redeemed June 30, 2004). We also exclude gain (loss) on sale of fixed assets, and other income as these amounts are not considered part of usual business operations. Such definition of "Adjusted EBITDA" is the same as the definition of "EBITDA" used in our current credit agreement and indenture for covenant compliance purposes. See below for a reconciliation of Adjusted EBITDA to both net income and net cash provided by operating activities for the specified periods. Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or loss or other measurements under generally accepted accounting principles ("GAAP"). Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

  The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net income	$57,486	$44,198	$46,675	$25,621	$2,600
Accretion of environmental liabilities	10,776	10,447	10,220	10,384	10,394
Depreciation and amortization	44,471	37,590	35,339	28,633	24,094
Loss on refinancings	—	—	—	—	7,099
Loss on early extinguishment of debt	5,473	—	8,529	—	—
Interest expense, net	8,403	13,157	12,447	22,754	22,297
Equity interest in joint venture	—	—	(61)	—	—
Provision for income taxes	36,491	28,040	6,339	3,495	6,043
Non-recurring severance charges	—	—	—	—	25
Other non-recurring refinancing-related expenses	—	—	—	—	1,326
Change in value of embedded derivative	—	—	—	—	1,590
Loss (gain) on sale of fixed assets	119	(135)	447	(26)	(724)
Other income	—	—	—	(585)	—

Adjusted EBITDA	$163,219	$133,297	$119,935	$90,276	$74,744

  The following reconciles Adjusted EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Adjusted EBITDA	$163,219	$133,297	$119,935	$90,276	$74,744
Interest expense, net	(8,403)	(13,157)	(12,447)	(22,754)	(22,297)
Provision for income taxes	(36,491)	(28,040)	(6,339)	(3,495)	(6,043)
Allowance for doubtful accounts	267	(418)	88	(105)	1,232
Amortization of deferred financing costs and debt discount	1,915	1,940	1,616	1,669	2,371
Change in environmental liability estimates	(2,047)	597	(9,582)	(11,265)	(3,287)
Deferred income taxes	3,197	(7,492)	(6,385)	(1,242)	381
Stock-based compensation	3,565	4,799	3,387	56	35
Excess tax benefit of stock-based compensation	(3,504)	(6,386)	(5,239)	—	—
Income tax benefits related to stock option exercises	3,534	6,427	5,399	408	—
Impairment of assets held for sale	—	—	—	281	—
(Gain) loss on sale of fixed assets	—	—	—	(26)	(724)
Non-recurring refinancing-related and other expenses	—	—	—	—	(1,351)
Prepayment penalty on early extinguishment of debt	(3,552)	—	(6,146)	—	—
Foreign currency loss (gain) on intercompany transactions	—	—	—	—	(88)
Environmental expenditures	(14,268)	(6,511)	(7,605)	(7,243)	(10,305)
Changes in assets and liabilities, net of acquisition
Accounts receivable	17,221	(19,142)	(5,000)	(25,983)	(6,058)
Other current assets	5,529	(2,693)	(11,092)	(686)	2,639
Accounts payable	(17,763)	(4,603)	(4,674)	(804)	9,249
Other current liabilities	(2,829)	21,377	5,466	10,580	11,962

Net cash provided by operating activities	$109,590	$79,995	$61,382	$29,667	$52,460

(7)
Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Management's Discussion and Analysis contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report entitled Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by us during 2009.

Overview

        Our results for the last three years reflect the execution of our strategies designed to grow revenues and increase profitability. We have been achieving this strategy by focusing on improving the utilization at our network of treatment disposal assets, expanding our large and diverse customer base, executing strategic acquisitions, and introducing cost reduction and cost control initiatives. We have grown revenues to $1,030.7 million in fiscal 2008, a 8.8% growth over 2007 revenues of $946.9 million, and 24.2% growth over 2006 revenues of $829.8 million. We have also increased Adjusted EBITDA by 22.4% in 2008 to $163.2 million when compared to $133.3 million in 2007, and 36.1% when compared to $119.9 million in 2006.

        In our Technical Services segment, we increased our presence in the West Coast markets with the 2007 acquisition of certain assets of Romic Environmental Technologies Corporation. We also successfully maintained an average annual incinerator utilization of 88.5% in 2008, compared to 87.2% in 2007 and 91.0% in 2006, while increasing overall capacity to 541,541 tons as of December 31, 2008. Landfill volumes, which are inherently variable due to the project by project nature of the business, have remained flat year over year, and although pricing remains competitive, we continue to strengthen our logistics capabilities in order to be more competitive. We entered into the solvent recycling business in 2008 by acquiring two facilities from Safety-Kleen Systems, Inc. and constructing our own operation adjacent to one of our incinerators, which we believe has better positioned us on a national basis to offer our customers a broad spectrum of choices for their solvent waste streams.

        In our Site Services segment, we continued to focus on geographic expansion and increased brand recognition. We strengthened our presence in the West Coast market with the Universal Environmental acquisition in 2008. Through our 2006 acquisition of Ensco Caribe Inc., we expanded our presence in Puerto Rico. Another important piece of our growth strategy was opening new service branches in 2008 in multiple regions, capitalizing on the momentum of our recent acquisition activity.

        In both segments we continue to execute cost reduction and cost control initiatives. We have managed higher fuel costs by implementing price increases and a fuel surcharge program. We have continued to work on reducing outside transportation costs by expanding our internal transportation fleet, making better use of our rail capabilities, and capturing increased efficiencies. Outside transportation costs were down to 4.9% of revenues during the year ended December 31, 2008, compared to 6.4% in the same period in 2007 and 6.9% in the same period in 2006.

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, deferred revenue, allowance for doubtful accounts, accounting for landfills, testing long-lived assets and goodwill for impairment, environmental liabilities, insurance expense, legal matters, and provision for income taxes. Our management discusses each of these critical accounting estimates with the Audit Committee of our Board of Directors prior to the release of our annual financial statements. Also see Note 2, "Significant Accounting Policies," in Part II, Item 8. "Financial Statements and Supplementary Data," of this Form 10-K Report, which discusses the significant assumptions used in applying our accounting policies.

        Revenue Allowance.    Due to the nature of our business and the complex invoices that result from the services provided, customers may withhold payments and attempt to renegotiate amounts invoiced. Accordingly, we establish a revenue allowance to cover the estimated amounts of revenue adjustments that may need to be credited to customers' accounts in future periods. The allowance is established based on specific review of our experience with particular customers, historical trends and other relevant information. Revenues allowance estimates can differ materially from the actual adjustments, but historically our allowance has been adequate.

        Deferred Revenue.    As is the customary practice in the environmental services industry, we submit a bill for services shortly after waste is collected from a customer location and prior to completion of the waste disposal process. We recognize revenue for waste disposal services only when the waste is placed into a landfill, incinerated, treated in a wastewater treatment facility or shipped to a third party for disposal. Deferred revenue, representing amounts invoiced to customers for waste not yet processed, stated on our balance sheet as of December 31, 2008 was $24.2 million. Because a large quantity of waste is on hand and in transit at the end of any month, waste from various sources is mixed subsequent to receipt, waste is received in various size containers, and the amount of waste per container can vary significantly, the calculation of deferred revenue requires the use of significant estimates such as the average revenue charged for a type of waste and the average waste volume contained within various size containers.

        Allowance for Doubtful Accounts.    We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectability of accounts that are large or past due. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided, but historically our provision has been adequate.

        Accounting for Landfills.    We amortize landfill improvements and certain landfill related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. We also utilize the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. Additionally, where appropriate, we include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. This accounting method requires us to make estimates and assumptions, as described below. Any changes in our estimates will impact our income from operations prospectively from the date the changes are made.

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

        Goodwill.    Goodwill is assessed for impairment at least annually and as triggering events occur. Such triggering events include, but are not limited to:

  •
  A significant adverse change in legal factors or in the business climate,

  •
  An adverse action or assessment by a regulator,

  •
  Cash or operating losses at the reporting unit, or

  •
  Market capitalization that is below book value.

        Our management assesses impairment by comparing the fair value of each reporting unit, which we have determined to be our operating segments, Site Services and Technical Services, to the carrying value of the net assets assigned to each reporting unit, including goodwill. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of reporting unit exceeds its fair value, the second step of the goodwill test would be performed to measure the amount of impairment loss.

        The fair value of the reporting units is determined based on a discounted cash flow analysis and compared to guideline companies and comparable transactions for reasonableness. Significant judgments are inherent in these analyses and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. The impairment analysis performed during the year ended December 31, 2008, utilized 2009 annual budgeted amounts and assumed operating profit margins that were consistent with 2008 results. The discount rate assumptions were based on an assessment of our weighted average cost of capital. As part of the analysis, we compared the aggregate implied fair value of the reporting units to our market capitalization at December 31, 2008 and assessed for reasonableness.

        We did not record an impairment charge as a result of our goodwill impairment test in 2008. However, there can be no assurance that goodwill will not be impaired at any time in the future, and we will continue to assess if any triggering events occur.

        Environmental Liabilities.    We have accrued environmental liabilities as of December 31, 2008, of $178.5 million, substantially all of which we assumed as part of our acquisitions of the CSD assets in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

        We realized a net benefit in the year ended December 31, 2008, of $2.0 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded as cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded as selling, general, and administrative costs. During the year ended December 31, 2008, the net $2.0 million benefit included a

$0.6 million benefit recorded as a decrease in cost of revenues and a $1.4 million benefit recorded as a decrease in selling, general, and administrative costs.

        Closure and Post-closure Liabilities.    Management bases estimates for closure and post-closure liabilities on interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Management considers when the amounts are expected to be paid and factors in the appropriate inflation and discount rates. The estimates for closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Changes in estimates for closure and post-closure events immediately impact the required liability and the corresponding asset. If a change is made to a fully consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to a landfill asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

        Remedial Liabilities.    Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our operating subsidiaries' remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and /or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or as a site owned by a third party. As described in Note 10, "Commitments and Contingencies," Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division of Safety-Kleen Corp. Long-term Maintenance includes the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

        Amounts recorded related to the costs required to remediate a location are based on the specific facts and circumstances of each site. Considerations include management's experience in remediating similar sites, information available from regulatory agencies as to costs of remediation, the number, financial resources, and relative degree of responsibility of other PRPs, and the expected or actual allocation of costs among PRPs.

        Insurance Expense.    It is our policy to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general and vehicle liability. The insurance accruals are based on claims filed and estimates of claims not reported and are developed by management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are driven by historical claims data and industry information. Significant changes in the frequency or amount of claims as compared to our historical information could materially affect our self-insurance liabilities Actual expenditures required in future periods can differ materially from accruals established based on estimates.

        Legal Matters.    As described in Note 10, "Commitments and Contingencies," to the financial statements included in Item 8, "Financial Statements and Supplemental Data," we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2008, we had reserves of

$24.2 million (substantially all of which we had established as part of the purchase price for the CSD assets and are included in the $178.5 million accrued environmental liabilities noted above) relating to our potential liabilities in connection with such legal proceedings which were then pending or anticipated. We also estimate that it is "reasonably possible", as that term is defined in Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies ("SFAS No. 5") ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $2.8 million more. Actual expenses incurred in future periods can differ materially from accruals established.

        Provision for Income Taxes.    We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109") and effective January 1, 2007, Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). We have established a valuation allowance when, based on an evaluation of objective verifiable evidence, we believe it is more likely than not that some portion or all of deferred tax assets will not be realized. Prior to the adoption of FIN 48, we recorded liabilities related to uncertain tax positions based upon SFAS No. 5.

Results of Operations

        The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data," of this report.

	Percentage of Total Revenues Year Ended December 31,
	2008	2007	2006	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	68.7	70.1	70.4	72.1	72.3
Selling, general and administrative expenses	15.5	15.8	15.1	15.2	16.2
Accretion of environmental liabilities	1.0	1.1	1.2	1.5	1.6
Depreciation and amortization	4.3	4.0	4.3	4.0	3.8

Income from operations	10.5	9.0	9.0	7.2	6.1
Other income (expense)	—	—	(0.1)	0.1	(0.2)
Loss on early extinguishment of debt	(0.5)	—	(1.0)	—	—
Loss on refinancings	—	—	—	—	(1.1)
Interest (expense) net	(0.8)	(1.4)	(1.5)	(3.2)	(3.5)

Income before provision for income taxes	9.2	7.6	6.4	4.1	1.3
Provision for income taxes	3.6	2.9	0.8	0.5	0.9

Net income	5.6%	4.7%	5.6%	3.6%	0.4%

Segment data

        Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and compare Adjusted EBITDA contribution by operating segment for the years ended December 31, 2008 and 2007 and the years ended December 31, 2007 and 2006. See Footnote 7 under Item 6, "Selected Financial Data," for a description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Direct revenue is the revenue allocated to the segment performing the provided service. This table and subsequent discussions should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," of this report and in particular Note 16, "Segment Reporting," to such financial statements.

Year ended December 31, 2008 versus Year ended December 31, 2007

	Summary of Operations (in thousands)
	December 31,
	2008	2007	$ Change	% Change
Direct Revenues:
Technical Services	$712,290	$672,213	$40,077	6.0%
Site Services	320,590	275,815	44,775	16.2
Corporate Items	(2,167)	(1,111)	(1,056)	95.0

Total	1,030,713	946,917	83,796	8.8

Cost of Revenues (exclusive of items shown separately)(1):
Technical Services	468,365	453,660	14,705	3.2
Site Services	237,057	205,020	32,037	15.6
Corporate Items	2,398	5,760	(3,362)	(58.4)

Total	707,820	664,440	43,380	6.5

Selling, General & Administrative Expenses:
Technical Services	63,932	60,771	3,161	5.2
Site Services	30,946	24,751	6,195	25.0
Corporate Items	64,796	63,658	1,138	1.8

Total	159,674	149,180	10,494	7.0

Adjusted EBITDA(2):
Technical Services	179,993	157,782	22,211	14.1
Site Services	52,587	46,044	6,543	14.2
Corporate Items	(69,361)	(70,529)	1,168	(1.7)

Total	$163,219	$133,297	$29,922	22.4%

(1)
Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
See footnote 7 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Revenues

        Technical Services revenues increased 6.0%, or $40.1 million, in the year ended December 31, 2008 from the comparable period in 2007 due to increases in pricing ($38.9 million), new business, increases in fuel recovery fees, and stronger performance in the transportation and disposal business lines, partially offset by a nationwide reduction in landfill volumes ($15.8 million). The revenue growth from new business was generated primarily from the 2008 acquisitions of two solvent recycling facilities ($9.8 million), and the 2007 Romic acquisition which contributed to the overall growth in some of our Western locations ($7.1 million).

        Site Services revenues increased 16.2%, or $44.8 million, in the year ended December 31, 2008 from the comparable period in 2007 due to several significant emergency response projects ($8.5 million), an increase in large remedial project business ($7.0 million), growth in base business

($16.2 million), pricing increases, and new business. The new business reflected primarily increases in services for existing customers and the effect of the Universal Environmental acquisition.

        Corporate Items revenues decreased 95%, or $1.1 million, in the year ended December 31, 2008 from the comparable period in 2007 resulting primarily from ceasing to charge Technical Services and Site Services for internal regulatory training in 2008 ($0.5 million) and increased use of internal resources to remediate environmental liabilities ($0.5 million). These increases were largely offset by compensating decreases in external costs (see the Cost of Revenues section below).

        There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, competitive industry pricing, effects of the fuel price on our fuel recovery fee, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, and industry-wide overcapacity.

Cost of Revenues

        Technical Services costs of revenues increased 3.2%, or $14.7 million, in the year ended December 31, 2008 from the comparable period in 2007 due to higher vehicle and fuel related costs ($10.4 million), labor expenses ($7.5 million), utilities ($3.8 million) and other costs ($4.3 million). These increases were partially offset by a decrease in outside transportation costs ($11.1 million).

        Site Services costs of revenues increased 15.6%, or $32.0 million, in the year ended December 31, 2008 from the comparable period in 2007 due to increases in labor ($11.0 million), vehicle and fuel ($7.4 million), outside transportation and disposal ($3.8 million), subcontractor ($3.6 million), and material, supplies and other costs ($6.0 million). The increase in subcontractor costs was related to the increase in the size of the emergency response projects. The increase in labor costs was attributable to business growth and the Universal Environmental acquisition.

        Corporate Items costs of revenues decreased 58.4%, or $3.3 million, in the year ended December 31, 2008 from the comparable period in 2007 due primarily to a reduction in insurance premiums and an increased allocation of centrally contracted insurance costs from the Corporate Items segment to Site Services and Technical Services ($1.8 million), lower costs associated with our inactive facilities ($0.8 million), increased internalization resulting in more internal costs being charged against environmental expenditures ($0.5 million), and other reduced costs ($0.2 million).

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

Selling, General and Administrative Expenses

        Technical Services selling, general and administrative expenses increased 5.2% or $3.2 million in the year ended December 31, 2008 from the comparable period in 2007 primarily due to increases in salary and benefits ($4.1 million), offset by a favorable change in environmental liability estimates ($1.7 million).

        Site Services selling, general and administrative expenses increased 25.0%, or $6.2 million, in the year ended December 31, 2008 from the comparable period in 2007 primarily due to increases in salary costs and incentive compensation. The increase in labor costs was due to our expansion in the West and Mid-West regions.

        Corporate Items selling, general and administrative expenses increased 1.8%, or $1.1 million, in the year ended December 31, 2008 from the comparable period in 2007 primarily due to increases in salaries, benefits and other compensation ($4.4 million), severance costs ($1.9 million), professional fees ($1.8 million), and other costs ($0.7 million). These increases were offset primarily by the weakening of the Canadian dollar and its impact on the remeasurement of the balance sheet ($6.6 million) which resulted from recording a benefit of $3.8 million in 2008 and an expense of $2.8 million in 2007, and year-over-year favorable changes in environmental liability estimates ($1.1 million). The increase in professional fees was primarily attributable to increased legal fees and the termination of negotiations relating to a proposed acquisition. Increases in salaries and bonuses were due to expansion and improved performance.

Depreciation and Amortization

	Year Ended December 31,
	2008	2007
Depreciation of fixed assets	$33,438	$27,200
Landfill and other amortization	11,033	10,390

Total depreciation and amortization	$44,471	$37,590

        Depreciation and amortization increased 18.3%, or $6.9 million for the year ended December 31, 2008 compared to the same period in 2007. Depreciation of fixed assets increased due to increased capital expenditures in recent periods and acquisitions. Landfill and other amortization increased due primarily to an increase in other intangible assets related to acquisitions.

Loss on Early Extinguishment of Debt

        On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, we redeemed $50.0 million principal amount of outstanding senior secured notes. The redemption resulted in a $4.3 million loss on early extinguishment of debt, which included a $2.8 million prepayment penalty and a write-off of unamortized financing costs and unamortized discount of $1.1 million and $0.4 million, respectively.

        In November 2008, pursuant to an Excess Cash Flow offer made on October 8, 2008, we purchased $18.5 million principal amount of outstanding senior secured notes for a purchase price of $19.2 million, plus accrued interest. This purchase resulted in a $1.2 million loss on early extinguishment of debt, which included a $0.7 million premium payment and a write-off of unamortized financing costs and unamortized discount of $0.4 million and $0.1 million, respectively.

Interest Expense, Net

	Year Ended December 31,
	2008	2007
Interest expense	$13,497	$17,180
Interest income	(5,094)	(4,023)

Interest expense, net	$8,403	$13,157

        Interest expense, net decreased 36.1%, or $4.8 million for the year ended December 31, 2008 compared to the same period in 2007. Interest expense decreased due to (i) early termination of capital leases, (ii) a reduction in interest rates, and (iii) the July 2008 and November 2008 redemption or purchase of $50.0 million and $18.5 million, respectively, principal amounts of outstanding senior secured notes. Interest income increased due to the interest earned on the proceeds from the issuance of common stock in April 2008.

Conversion of Series B Preferred Stock

        As more fully described in Note 13, "Stockholders' Equity," to our financial statements included in Item 8 of this report, all of our remaining outstanding shares of Series B preferred stock were converted into common stock on December 28, 2007. During 2007, dividends of $0.3 million were paid on our Series B preferred stock.

Year ended December 31, 2007 versus Year ended December 31, 2006

	Summary of Operations (in thousands)
	December 31,
	2007	2006	$ Change	% Change
Direct Revenues:
Technical Services	$672,213	$558,407	$113,806	20.4%
Site Services	275,815	271,092	4,723	1.7
Corporate Items	(1,111)	310	(1,421)	(458.4)

Total	946,917	829,809	117,108	14.1

Cost of Revenues (exclusive of items shown separately)(1):
Technical Services	453,660	376,788	76,872	20.4
Site Services	205,020	200,305	4,715	2.4
Corporate Items	5,760	7,742	(1,982)	(25.6)

Total	664,440	584,835	79,605	13.6

Selling, General & Administrative Expenses:
Technical Services	60,771	58,272	2,499	4.3
Site Services	24,751	26,044	(1,293)	(5.0)
Corporate Items	63,658	40,723	22,935	56.3

Total	149,180	125,039	24,141	19.3

Adjusted EBITDA(2):
Technical Services	157,782	123,347	34,435	27.9
Site Services	46,044	44,743	1,301	2.9
Corporate Items	(70,529)	(48,155)	(22,374)	46.5

Total	$133,297	$119,935	$13,362	11.1%

(1)
Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
See footnote 7 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Revenues

        Technical Services revenues increased 20.4%, or $113.8 million in the year ended December 31, 2007 from the comparable period in 2006 due primarily to net increases in volumes ($44.8 million), pricing ($16.0 million), and the strengthening of the Canadian dollar ($6.5 million). The new business was generated from the Teris acquisition in 2006 and the Romic acquisition in 2007, which increased our presence in the South and West, as well as from a strong performance in our base business.

        Site Services revenues increased 1.7%, or $4.7 million in the year ended December 31, 2007 from the comparable period in 2006 due to the net effect of increases in large remedial project business ($11.3 million), metal and oil recycling ($7.2 million), the strengthening Canadian dollar ($0.6 million) and growth generated by the opening of new office locations in the West and in Canada. These increases were offset by decreases in emergency response revenue ($18.6 million).

        Corporate Items revenues decreased $1.4 million for 2007 to ($1.1) million from $0.3 million for 2006. This decrease resulted primarily from increased intercompany costs at our inactive waste handling facilities but which were largely offset by compensating decreases in external costs.

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

Cost of Revenues

        Technical Services cost of revenues increased 20.4%, or $76.9 million in the year ended December 31, 2007 compared to the same period in 2006 primarily due to increases in labor related costs ($25.3 million), building and equipment repairs and rentals ($15.7 million), outside disposal and transportation costs ($10.8 million), supplies and materials ($8.6 million), and other operational costs. The increases in labor related costs was due to increases in headcount as a result of the Teris and Romic acquisitions in 2006 and 2007, respectively. The acquisitions were also the primary driver in increases in materials and other operational costs as we expanded operations in the Western regions. The increase in outside disposal and transportation costs was due to an increase in large waste projects during the year.

        Site Services cost of revenues increased 2.4%, or $4.7 million, in the year ended December 31, 2007 from the comparable period in 2006 due to the net effect of increases in labor related costs ($8.0 million), rental and outside transportation costs ($6.8 million), and supplies and other operational costs. These increases were offset by a decrease in emergency response costs ($12.4 million) and subcontractor expense ($4.4 million). The increase in labor related costs was due to increases in headcount to accommodate new business as well as reduce reliance on third party vendors. The decrease in emergency response costs was due to the decrease in the volume of emergency response projects.

        Corporate Items cost of revenues decreased 25.6%, or $2.0 million, in the year ended December 31, 2007 from the comparable period in 2006. This change arose primarily from an increased allocation of centrally contracted insurance costs from the Corporate Items segment to Site Services and Technical Services. Some increased costs associated with a former operating unit absorbed into our inactive facilities were offset by lower external costs.

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

Selling, General and Administrative Expenses

        Technical Services selling, general, and administrative costs increased 4.3%, or $2.5 million, for the year ended December 31, 2007 from the comparable period in 2006 primarily due to an increase in salary and bonuses ($5.6 million), and was partially offset by a change in environmental liability estimates ($3.0 million).

        Site Services selling, general, and administrative expenses decreased 5.0%, or $1.3 million, for the year ended December 31, 2007 from the comparable period in 2006 primarily due to a reduction in salary and bonuses and a change in environmental liability estimates ($0.7 million), offset by an increase in marketing and professional fees ($1.2 million).

        Corporate Items selling general, and administrative expenses increased 56.3%, or $22.9 million, for the year ended December 31, 2007 from the comparable period in 2006 due to favorable changes in environmental liability estimates in 2006 ($13.6 million), increases in salary and related costs ($6.2 million), and an unfavorable change in foreign exchange ($3.2 million).

Depreciation and Amortization

	Year Ended December 31,
	2007	2006
Depreciation of fixed assets	$27,200	$23,366
Landfill and other amortization	10,390	11,973

Total depreciation and amortization	$37,590	$35,339

        Depreciation and amortization increased 6.4%, or $2.3 million for the year ended December 31, 2007 compared to the same period in 2006. Depreciation of fixed assets increased due to increased capital expenditures in recent periods and acquisitions. Landfill and other amortization decreased due to decreases in landfill disposal volumes.

Loss on Early Extinguishment of Debt

        During 2006 we redeemed or purchased an aggregate of $58.5 million principal amount of outstanding senior secured notes and paid prepayment penalties and accrued interest through the redemption or purchase dates. In connection with such redemption and purchase, we recorded to loss on early extinguishment of debt an aggregate of $8.5 million, consisting of the $1.8 million unamortized portion of such financing costs, $0.6 million of unamortized discount on the senior secured notes and the $6.1 million prepayment penalties required by the indenture in connection with such transactions.

Interest Expense, Net

	Year Ended December 31,
	2007	2006
Interest expense	$17,180	$16,036
Interest income	(4,023)	(3,589)

Interest expense, net	$13,157	$12,447

        Interest expense, net increased 5.7%, or $0.7 million for the year ended December 31, 2007 compared to the same period in 2006. Interest expense increased due to issuance of the $30 million term loan in August 2006. Interest income increased due to the interest earned on Canadian money market funds.

Conversion of Series B Preferred Stock

        As more fully described in Note 13, "Stockholders' Equity," to our financial statements included in Item 8 of this report, all of our remaining outstanding shares of Series B preferred stock were converted into common stock on December 28, 2007. During each of 2007 and 2006, dividends of $0.3 million were paid on our Series B preferred stock.

Income Taxes

        Our effective tax rate for fiscal years 2008, 2007, and 2006 was 39%, 39% and 12%, respectively. Our tax rate is affected by recurring items, such as tax rates in Canada and the relative amount of income we earn in Canada, which we expect to be fairly consistent in the near term. In addition, the FIN 48 interest and penalties accrual has a material impact on our rate, but FIN 48 was not adopted until January 1, 2007 and thus was not effective in 2006. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following discrete items had the most significant impact on the change in our U.S. federal income tax rate:

2008

  •
  A $1.1 million (1.2%) reduction resulting from the release of interest and penalties of a Canadian tax reserve for which the statute expired.

  •
  A $1.0 million (1.1%) reduction resulting from a change in state deferred taxes.

  •
  A $0.2 million (0.2%) increase resulting from net Canadian withholding expense on interest payments. This is down from prior years due to a reduction in Canadian withholding rates.

  •
  A $4.5 million (4.8%) reduction resulting from rate differences between Canada and U.S.

  •
  A $4.8 million (5.1%) increase resulting from the annual calculation of accrued interest and penalties on FIN 48 liabilities.

2007

  •
  A $4.4 million (6.2%) reduction resulting from rate differences between Canada and U.S.

  •
  A $5.5 million (7.6%) increase resulting from annual calculation of interest and penalties on FIN 48 liabilities.

  •
  A $0.8 million (1.0%) increase resulting from net Canadian withholding expense on interest payments.

  •
  A $1.9 million (2.7%) decrease resulting from an adjustment to prior year tax attributes.

2006

  •
  A $4.1 million (7.8%) reduction resulting from rate differences between Canada and U.S.

  •
  A $14.1 million (26.6%) reduction resulting from the net change in the valuation allowance which was largely due to the release of valuation allowance on net operating loss carryforwards.

  •
  A $1.6 million (3.0%) increase resulting from the accrual of Canadian tax contingencies.

  •
  A $0.8 million (1.4%) increase resulting from Canadian withholding expense on interest payments.

        SFAS No. 109 requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on factors such as exceeding projections, the number of consecutive quarters of profitability, additional verification of the success of our business plan and cost savings initiatives, and evaluation and verification of the accretive nature of the Teris LLC acquisition which was completed in the third quarter of 2006, we determined in 2006 that it had become more likely than not that we would be able to realize a substantial portion of the U.S. net operating loss carryforward tax assets prior to their expiration. Therefore, in 2006, we released $17.7 million of a valuation allowance related to a portion of our U.S. net operating loss carryforward tax assets. In connection with such release, we recorded in accordance with SFAS 109 a $7.3 million adjustment to our deferred taxes associated with the 2002 acquisition of the CSD assets. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with that acquisition.

        We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, tax contingencies increased $41.9 million for uncertain tax positions, of which $36.8 was accounted for as a decrease to retained earnings. In addition, to reflect the federal and state tax benefits upon the implementation of FIN 48, we also recorded an increase to our deferred tax assets of $4.7 million and a $0.4 million decrease to the valuation allowance. Our management has elected to continue its policy of recognizing interest and penalties related to income tax matters as a component of income tax expense. Tax expense for the fiscal years 2008, 2007 and 2006 included interest and penalties, net of federal benefit, of $4.3 million, $5.5 million, and $0, respectively.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. Under the provisions of SFAS 141R, the future reversal of acquisition-related tax reserves of approximately $11.1 million will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets. If recognized, this will affect the annual effective income tax rate.

Liquidity and Capital Resources

        Major changes in our financial position resulted from:

  •
  In the year ended December 31, 2008 we acquired Universal Environmental, Inc. and two solvent recycling facilities for a preliminary aggregate purchase price of $27.5 million.

  •
  In April 2008 we issued 2.875 million shares of common stock for net proceeds of $173.5 million. We expect to use the net proceeds for one or more of the following: potential future acquisitions, repayment of debt and working capital.

  •
  In July 2008, pursuant to a redemption notice delivered on June 25, 2008, we redeemed $50.0 million principal amount of outstanding senior secured notes and paid prepayment penalties of $2.8 million, plus accrued interest.

  •
  In November 2008, pursuant to an Excess Cash Flow offer made on October 8, 2008, we purchased $18.5 million principal amount of outstanding senior secured notes for a purchase price of $19.2 million, plus accrued interest.

        We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs and to fund capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. We have accrued environmental liabilities as of December 31, 2008 of approximately $178.5 million, substantially all of which we assumed as part of our acquisitions of the CSD assets in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

        We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, and investments in line with the business strategy. Our primary sources of liquidity are internally generated cash flows and borrowings under our revolving credit facility. The first quarter of each fiscal year is typically a quarter with heavier cash usage; however, we believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, existing cash balances and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.

  Cash Flows for 2008

        Cash from operating activities for the year ended December 31, 2008 was $109.6 million, an increase of 37.0%, or $29.6 million, compared with cash from operating activities for the year ended December 31, 2007. The increase was primarily the result of price increases, new business generated from acquisitions and stronger performance within the transportation and disposal business lines in the Technical Services segment.

        Cash used for investing activities for the year ended December 31, 2008 was $84.5 million, an increase of 97.5%, or $41.7 million, compared with cash used for investing activities for the year ended December 31, 2007. The increase was primarily the result of acquisition costs and an increase in capital expenditures, partially offset by the sale of marketable securities.

        Cash from financing activities for the year ended December 31, 2008 was $116.8 million, an increase of $114.1 million, compared to cash used for financing activities for the year ended December 31, 2007. The increase was primarily the result of proceeds from the issuance of common stock, partially offset by the redemption and purchase of $50 million and $18.5 million principal amounts of outstanding senior secured notes.

  Cash Flows for 2007

        Cash from operating activities for the year ended December 31, 2007 was $80.0 million, an increase of 30.3%, or $18.6 million, compared with cash from operating activities for the year ended December 31, 2006. The increase was primarily the result of price increases, increased volumes being processed at the facilities, and new business generated from recent acquisitions.

        Cash used for investing activities for the year ended December 31, 2007 was $42.8 million, a decrease of 56.7%, or $56.1 million, compared with cash from investing activities for the year ended December 31, 2006. The decrease was due to a reduction in cash paid for acquisitions, a slight reduction in capital expenditures, and fewer shares of marketable securities bought and sold during the year.

        Cash from financing activities for the year ended December 31, 2007 was $2.7 million, an increase of $23.1 million, compared with cash used in financing activities for the year ended December 31, 2006. In 2006, we made a $58.5 million principal payment on outstanding debt and received $30 million in proceeds from a term loan. There were no significant changes to our debt structure during 2007.

  Financing Arrangements

        At December 31, 2008, we had outstanding $23.0 million of eight-year senior secured notes due 2012, a $70.0 million revolving credit facility, a $50.0 million synthetic letter of credit facility, and a $30.0 million term loan. The financing arrangements and principal terms of each of them are discussed further in Note 9, "Financing Arrangements," to our financial statements included in Item 8 of this report. At December 31, 2008, under the revolving facility, we had no borrowings outstanding and $39.6 million of letters of credit outstanding, and had approximately $30.4 million available to borrow.

        The senior secured notes indenture requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (ending on June 30, 2011), to apply an amount equal to 50% of the period's Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase our first-lien obligations under the revolving credit facility, synthetic letter of credit facility or capital lease obligations or to make offers ("Excess Cash Flow Offers") to repurchase all or part of the then outstanding senior secured notes at an offering price equal to 104% of their principal amount plus accrued interest. "Excess Cash Flow" is defined in the Indenture as consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

        On October 8, 2008, we made an Excess Cash Flow Offer in accordance with the terms described above based on our Excess Cash Flow Amount of $19.2 million for the twelve-month period ended June 30, 2008. In response to tenders received from note holders prior to the expiration of the offer on November 7, 2008, we purchased on November 12, 2008 an aggregate of $18.5 million principal amount of outstanding senior secured notes for a purchase price of $19.2 million and also paid approximately $0.7 million of accrued interest through the purchase date on the purchased notes.

        As of December 31, 2008, we were in compliance with the covenants of all of our debt agreements.

  Liquidity Impacts of Uncertain Tax Positions

        As discussed in Note 11, "Income Taxes," to our financial statements included in Item 8 of this report, we have recorded $46.5 million of unrecognized tax benefits. These liabilities are classified as "other long-term liabilities" in our Consolidated Balance Sheets in accordance with the provision of FIN 48 adopted on January 1, 2007 because of the uncertainties involved. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities, which related to unrecognized tax benefits for which the statute of limitations might expire without examination by the respective taxing authority; however, we believe no material cash payments will be required in the next 12 months.

Contractual Obligations

        The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2008 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$431,636	$17,579	$40,160	$30,197	$343,700
Pension funding	3,261	240	510	575	1,936
Long-term debt	53,032	—	30,000	23,032	—
Interest on long-term obligations	9,411	2,681	5,309	1,421	—
Capital leases	839	449	370	20	—
Operating leases	96,684	22,344	34,002	19,309	21,029

Total contractual obligations	$594,863	$43,293	$110,351	$74,554	$366,665

Note: As we are not able to reasonably estimate when we would make any cash payments to settle uncertain tax position liabilities of $46.5 million, such amounts have not been included in the table above. In addition, the Company has already recorded a liability for interest of $17.0 million and potential penalties of $5.2 million, of which such amounts have also not been included in the table above.

        The undiscounted value of closure, post closure and remedial liabilities of $431.6 million is equivalent to the present value of $178.5 million based on discounting of $167.8 million and the remainder of $85.3 million to be accrued for closure and post-closure liabilities over the remaining site lives.

        The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2008 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$87,584	$87,215	$369	$—	$—

Total commercial commitments	$87,584	$87,215	$369	$—	$—

        We obtained substantially all of the standby letters of credit described in the above table as security for financial assurance obligations which we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 9, "Financing Arrangements," to our financial statements included in Item 8 of this report for further discussion of our financing arrangements.

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

  Capital Expenditures

        We anticipate that 2009 capital spending will be between $55.0 million and $60.0 million, of which approximately $3.3 million will relate to complying with environmental regulations. However, changes in environmental regulations can require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow. On June 25, 2008, we amended our credit agreement to increase the limit of capital expenditures from $42 million to $60.0 million which may potentially be made in each of fiscal years 2008, 2009 and 2010.

  Auction Rate Securities

        As of December 31, 2008, our long-term investments included $6.2 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. All of our auction rate securities are secured by student loans, which are substantially insured by the Federal Family Education Loan Program. Additionally, all of our auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

        We believe we have sufficient liquidity to fund operations and do not plan to access these funds in the foreseeable future. During the second quarter we accepted an offer to purchase a $1.5 million auction rate security at par and it was settled in May 2008. In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of December 31, 2008, we have recorded an unrealized pre-tax loss of $0.8 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.

Stockholder Matters

        On April 29, 2008, we issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters' option, at a public offering price of $63.75 per share. After the underwriter discount and offering expense, we received net proceeds of $173.5 million.

        On May 15, 2008 and September 23, 2008, we granted a total of 92,936 performance share awards that are subject to achieving predetermined revenue and EBITDA targets by December 31, 2009 and also include continued service conditions. If we do not achieve the performance goals by the end of 2009, the shares will be forfeited in their entirety. On March 15, 2008, 13,100 performance share awards that were granted in 2007 vested, leaving 34,474 of such performance share awards outstanding at December 31, 2008. For the year ended December 31, 2008, we believed that it was probable that the performance targets for both the 2008 and 2007 awards will be achieved.

        In July 2008, warrants for an aggregate of 150,000 shares were exercised for $1.2 million in cash. In October 2008, warrants for an aggregate of 198,690 shares were exercised for $1.6 million in cash. No warrants remained outstanding at December 31, 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs, and therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2008 (in thousands):

Scheduled Maturity Dates	2009	2010	2011	2012	2012	Thereafter	Total
Senior secured notes	$—	$—	$—	$23,032	$—	$—	$23,032
Capital lease obligations	400	227	113	20	—	—	760

	$400	$227	$113	$23,052	$—	$—	$23,792

Weighted average interest rate on fixed rate borrowings	11.4%	11.5%	11.5%	11.5%

        In addition to the fixed rate borrowings described in the above table, at December 31, 2008 we had variable rate instruments that included a revolving facility with maximum borrowings of up to $70 million, a synthetic letter of credit facility with maximum capacity of up to $50 million, and a $30 million term loan. Had the interest rate on our variable borrowings been 10% higher, we would have reported decreased net income of $0.2 million for each of the years ended December 31, 2008 and 2007.

        We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. The Canadian subsidiaries transact approximately 25.2% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported decreased net income by approximately $0.8 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported increased net income by approximately $0.8 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

        At December 31, 2008, $6.2 million of our noncurrent investments are auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

        We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts

        We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 2, 2009

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$249,524	$119,538
Marketable securities	175	850
Accounts receivable, net of allowances aggregating $6,723 and $6,105, respectively	174,990	193,126
Unbilled accounts receivable	5,545	14,703
Deferred costs	5,877	7,359
Prepaid expenses and other current assets	13,472	10,098
Supplies inventories	26,905	22,363
Deferred tax assets	12,564	11,491
Properties held for sale	—	910

Total current assets	489,052	380,438

Property, plant and equipment:
Land	26,399	22,273
Asset retirement costs (non-landfill)	1,761	1,438
Landfill assets	35,062	29,925
Buildings and improvements	127,466	112,469
Vehicles	33,502	22,854
Equipment	310,459	274,619
Furniture and fixtures	1,663	1,454
Construction in progress	13,206	18,702

	549,518	483,734
Less—accumulated depreciation and amortization	254,057	221,133

	295,461	262,601

Other assets:
Long-term investments	6,237	8,500
Deferred financing costs	3,044	5,881
Goodwill	24,578	21,572
Permits and other intangibles, net of accumulated amortization of $40,303 and $36,443, respectively	71,754	74,809
Deferred tax assets	5,454	12,176
Other	2,756	3,911

	113,823	126,849

Total assets	$898,336	$769,888

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in thousands)

	As of December 31,
	2008	2007
Current liabilities:
Uncashed checks	$7,733	$5,489
Current portion of capital lease obligations	400	1,251
Accounts payable	63,885	81,309
Deferred revenue	24,190	29,730
Accrued expenses	67,901	65,789
Current portion of closure, post-closure and remedial liabilities	17,264	18,858
Income taxes payable	—	8,427

Total current liabilities	181,373	210,853

Other liabilities:
Closure and post-closure liabilities, less current portion of $6,383 and $5,527, respectively	26,254	24,202
Remedial liabilities, less current portion of $10,881 and $13,331, respectively	135,007	141,428
Long-term obligations	52,870	120,712
Capital lease obligations, less current portion	360	1,520
Unrecognized tax benefits and other long-term liabilities	73,427	68,276

Total other liabilities	287,918	356,138

Commitments and contingent liabilities
Stockholders' equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 23,733,257 and 20,327,533 shares, respectively	237	203
Treasury stock	(1,653)	(1,170)
Additional paid-in capital	353,950	166,653
Accumulated other comprehensive (loss) income	(688)	17,498
Accumulated earnings	77,199	19,713

Total stockholders' equity	429,045	202,897

Total liabilities and stockholders' equity	$898,336	$769,888

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	For the years ended December 31,
	2008	2007	2006
Revenues	$1,030,713	$946,917	$829,809
Cost of revenues (exclusive of items shown separately below)	707,820	664,440	584,835
Selling, general and administrative expenses	159,674	149,180	125,039
Accretion of environmental liabilities	10,776	10,447	10,220
Depreciation and amortization	44,471	37,590	35,339

Income from operations	107,972	85,260	74,376
Other (expense) income	(119)	135	(447)
Loss on early extinguishment of debt	(5,473)	—	(8,529)
Interest expense, net of interest income of $5,094, $4,023, and $3,589, respectively	(8,403)	(13,157)	(12,447)

Income before provision for income taxes and equity interest in joint venture	93,977	72,238	52,953
Provision for income taxes	36,491	28,040	6,339
Equity interest in joint venture	—	—	(61)

Net income	57,486	44,198	46,675
Dividends on Series B preferred stock	—	206	276

Net income attributable to common stockholders	$57,486	$43,992	$46,399

Earnings per share:
Basic income attributable to common stockholders	$2.56	$2.22	$2.38

Diluted income attributable to common stockholders	$2.51	$2.14	$2.26

Weighted average common shares outstanding	22,465	19,827	19,526

Weighted average common shares outstanding plus potentially dilutive common shares	22,866	20,630	20,657

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$57,486	$44,198	$46,675
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	44,471	37,590	35,339
Allowance for doubtful accounts	267	(418)	88
Amortization of deferred financing costs and debt discount	1,915	1,940	1,616
Accretion of environmental liabilities	10,776	10,447	10,220
Changes in environmental liability estimates	(2,047)	597	(9,582)
Deferred income taxes	3,197	(7,492)	(6,385)
Impairment of assets held for sale	—	—	207
Loss (gain) on sale of fixed assets and assets held for sale	119	(135)	240
Stock-based compensation	3,565	4,799	3,387
Excess tax benefit of stock-based compensation	(3,504)	(6,386)	(5,239)
Income tax benefits related to stock option exercises	3,534	6,427	5,399
Investment in joint venture	—	—	(61)
Write-off of deferred financing costs and debt discount	1,921	—	2,383
Environmental expenditures	(14,268)	(6,511)	(7,605)
Changes in assets and liabilities:
Accounts receivable	17,221	(19,142)	(5,000)
Other current assets	5,529	(2,693)	(11,092)
Accounts payable	(17,763)	(4,603)	(4,674)
Other current liabilities	(2,829)	21,377	5,466

Net cash from operating activities	109,590	79,995	61,382

Cash flows from investing activities:
Additions to property, plant and equipment	(57,462)	(36,528)	(40,668)
Acquisitions, net of cash acquired	(27,628)	(7,410)	(51,492)
Costs to obtain or renew permits	(2,129)	(1,302)	(2,348)
Proceeds from sales of restricted investments	—	—	3,469
Purchase of available-for-sale securities	(2,529)	(2,310)	(55,628)
Sales of marketable securities	4,350	3,200	45,388
Proceeds from sales of fixed assets and assets held for sale	537	615	2,010
Proceeds from insurance	346	944	384

Net cash from investing activities	$(84,515)	$(42,791)	$(98,885)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Change in uncashed checks	$2,513	$(5,916)	$3,128
Proceeds from exercise of stock options	2,082	1,647	2,354
Proceeds from exercise of warrants	2,789	1,200	—
Remittance of shares	(483)	—	—
Excess tax benefit of stock-based compensation	3,504	6,386	5,239
Dividend payments on preferred stock	—	(206)	(276)
Deferred financing costs paid	—	(32)	(983)
Proceeds from employee stock purchase plan	1,820	1,169	801
Payments on capital leases	(485)	(1,455)	(2,111)
Proceeds from issuance of common stock, net	173,541	—	—
Principal payments on debt	(68,486)	—	(58,482)
Proceeds from term loan to finance acquisition	—	—	30,000
Other	—	(69)	—

Net cash from financing activities	116,795	2,724	(20,330)

Effect of exchange rate change on cash	(11,884)	6,060	(1,066)

Increase (decrease) in cash and cash equivalents	129,986	45,988	(58,899)
Cash and cash equivalents, beginning of year	119,538	73,550	132,449

Cash and cash equivalents, end of year	$249,524	$119,538	$73,550

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$13,661	$14,648	$17,761
Income taxes paid	36,520	13,941	5,356
Non-cash investing and financing activities:
Property, plant and equipment accrued	6,150	4,792	3,600
New capital lease obligations	—	—	142
Restricted stock grants	3,900	1,169	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Series B Preferred Stock
			Common Stock
								Restricted Stock Unearned Compensation	Accumulated Other Comprehensive Income
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income			Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2005	69	$1	19,353	$194	$—	$141,079		$(1,044)	$9,745	$(34,317)	$115,658
Net income	—	—	—	—	—	—	$46,675	—	—	46,675	46,675
Foreign currency translation	—	—	—	—	—	—	(638)	—	(638)	—	(638)
Unfunded pension liability (net of deferred taxes of $19)	—	—	—	—	—	—	35	—	35	—	35
FAS 158 adoption (net of deferred taxes of $113)	—	—	—	—	—	—	—	—	(203)	—	(203)

Comprehensive income	—	—	—	—	—	—	$46,072	—	—	—	—

Other	—	—	—	—	—	(6)		—	—	—	(6)
Series B preferred stock dividends	—	—	—	—	—	(276)		—	—	—	(276)
Stock-based compensation	—	—	41	—	—	3,387		—	—	—	3,387
Adoption of FAS No. 123(R)	—	—	—	—	—	(1,044)		1,044	—	—	—
Exercise of stock options	—	—	261	3	—	2,351		—	—	—	2,354
Tax benefit on exercise of stock options	—	—	—	—	—	5,399		—	—	—	5,399
Employee stock purchase plan	—	—	30	—	—	801		—	—	—	801

Balance at December 31, 2006	69	$1	19,685	$197	$—	$151,691		$—	$8,939	$12,358	$173,186
Net income	—	—	—	—	—	—	$44,198	—	—	44,198	44,198
Foreign currency translation	—	—	—	—	—	—	8,786	—	8,786	—	8,786
Minimum pension liability adjustment (net of deferred taxes of $127)	—	—	—	—	—	—	(227)	—	(227)	—	(227)

Comprehensive income	—	—	—	—	—	—	$52,757	—	—	—	—

FIN 48 cumulative effect adjustment	—	—	—	—	—	—		—	—	(36,843)	(36,843)
Other	—	—	—	—	—	(69)		—	—	—	(69)
Series B preferred stock dividends	—	—	—	—	—	(206)		—	—	—	(206)
Conversion of Series B preferred	(69)	(1)	210	2	—	(1)		—	—	—	—
Exercise of warrants	—	—	150	2	—	1,198		—	—	—	1,200
Stock-based compensation	—	—	56	—	—	4,799		—	—	—	4,799
Issuance of restricted shares, net of shares remitted	—	—	23	—	(1,170)	—		—	—	—	(1,170)
Exercise of stock options	—	—	173	2	—	1,645		—	—	—	1,647
Tax benefit on exercise of stock options	—	—	—	—	—	6,427		—	—	—	6,427
Employee stock purchase plan	—	—	31	—	—	1,169		—	—	—	1,169

Balance at December 31, 2007	—	—	20,328	$203	$(1,170)	$166,653		—	$17,498	$19,713	$202,897

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands)

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares	$0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income		Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2007	20,328	$203	$(1,170)	$166,653		$17,498	$19,713	$202,897
Net income	—	—	—	—	$57,486	—	57,486	57,486
Foreign currency translation	—	—	—	—	(16,950)	(16,950)	—	(16,950)
Change in fair value of available for sale securities (net of deferred taxes of $332)	—	—	—	—	(716)	(716)	—	(716)
Unfunded pension liability (net of deferred taxes of $328)	—	—	—	—	(520)	(520)	—	(520)

Comprehensive income	—	—	—	—	$39,300	—	—	—

Exercise of warrants	349	3	—	2,786		—	—	2,789
Stock-based compensation	(4)	—	—	3,565		—	—	3,565
Remittance of shares	(31)	—	(483)	—		—	—	(483)
Exercise of stock options	178	2	—	2,080		—	—	2,082
Issuance of common stock, net of issuance costs of $556	2,875	29	—	173,512		—	—	173,541
Tax benefit on exercise of stock options	—	—	—	3,534		—	—	3,534
Employee stock purchase plan	38	—	—	1,820		—	—	1,820

Balance at December 31, 2008	23,733	$237	$(1,653)	$353,950		$(688)	$77,199	$429,045

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

        Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), provides a wide range of environmental services and solutions to a diversified customer base in the United States, Canada, Puerto Rico and Mexico. The Company is one of the largest providers of environmental services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on a 2008 industry report. The Company has a network of more than 100 service locations, including 51 active hazardous waste management properties. These properties include six incineration facilities, nine commercial landfills, six wastewater treatment facilities, 20 transportation, storage and disposal facilities ("TSDFs"), two solvent recycling facilities and eight locations specializing in polychlorinated biphenyls ("PCB") management and oil storage and recycling. Some of our properties offer multiple capabilities. In addition, the Company has 73 service centers, satellite and support locations and corporate and regional offices. These properties are located in 36 states, six Canadian provinces, Puerto Rico and Mexico. Effective December 15, 2008, the Company's shares of common stock began trading on the New York Stock Exchange under the symbol CLH. Prior to that date, the Company's shares of common stock traded on The NASDAQ Global Select Market under the symbol CLHB.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS No. 109") and effective January 1, 2007, Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

        The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of income. Accrued interest and penalties are included within unrecognized tax benefits and other long-term liabilities line in the consolidated balance sheet.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Allowances for Doubtful Accounts

        On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on an evaluation of historical collection trends, customer concentration, customer credit ratings, current economic trends and changes in customer payment patterns.

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

  Properties Held for Sale

        From time to time the Company identifies properties that are no longer needed for its operations. These properties are transferred to properties held for sale at the lower of their net book value or current estimated market value less estimated selling costs when they meet the following criteria: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition, subject only to conditions that are usual and customary for the sale of such assets; (iii) the Company is actively searching for a buyer; (iv) the assets are being marketed at a price that is reasonable in relation to their current fair value; (v) actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn; and (vi) the sale is probable and the transfer is expected to

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

qualify for recognition as a completed sale within one year. At of December 31, 2007, there were three properties classified as properties held for sale. One Corporate Items segment property was sold in August 2008 for net proceeds of $0.4 million. The remaining two properties were reclassified as held and used in February and March of 2008. No properties were being held for sale at December 31, 2008.

  Property, Plant and Equipment (excluding landfill assets)

        Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Interest in the amount of $0.2 million, $1.2 million and $0.7 million was capitalized to fixed assets during the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation and amortization expense was $33.4 million, $27.2 million and $23.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Capitalized software	3 years
Buildings and building improvements	2-40 years
Land improvements	5 years
Leasehold improvements	2-10 years
Vehicles	3-12 years
Equipment	3-20 years
Furniture and fixtures	5-8 years

        The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than their carrying value. For the year ended December 31, 2006 the Company recorded a $0.6 million impairment charge related to long-lived assets at the Plaquemine, Louisiana facility. For the years ended December 31, 2008 and 2007, the Company recorded no impairment charge related to long-lived assets.

  Goodwill and Intangible Assets

        Goodwill, permits and other intangible assets are stated at cost. Goodwill is not amortized. Permits relating to landfills are amortized on a consumption unit basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight-line basis. Permits consist of the value of permits acquired in a business combination and direct costs related to obtaining such permits such as legal fees, site surveys, engineering costs and other expenses. In addition, the Company capitalizes legal costs incurred in connection with the successful defense of the Company's right to accept certain waste under a validly issued permit. Amortization expense was $5.5 million, $5.0 million and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company assesses goodwill for impairment at least on an annual basis as of December 31st by comparing the book value of the assets to their implied fair value. Permits and other intangible assets are assessed only when a specific triggering event occurs. For the year ended December 31, 2006, the Company recorded a $2.0 million impairment charge related to the Plaquemine, Louisiana facility. There were no impairment charges during the years ended December 31, 2008 and 2007.

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

  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt instrument. Amortization expense is included in interest expense in the statements of income.

  Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. The fair value of the Company's outstanding senior secured notes is based on quoted market price and was $22.2 million and $93.8 million at December 31, 2008 and 2007, respectively. The term loan bears interest using a variable interest rate which approximates fair value. The fair value of marketable securities are recorded based on quoted market price and the fair value of auction rate securities are recorded based on discounted cash flows in accordance with SFAS No. 157, Fair Value Measurements ("SFAS No. 157").

  Landfill Accounting

        Landfill accounting—The Company amortizes landfill improvements, and certain landfill related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. The Company also utilizes the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, the Company includes future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base. Additionally, where appropriate, the Company includes probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill.

        Landfill assets—Landfill assets include the costs of landfill site acquisition, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $5.6 million, $5.4 million and $4.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

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

        The design and construction of a landfill does not create a landfill asset retirement obligation. Rather, the asset retirement obligation for cell closure (the cost associated with capping each cell) is incurred in relatively small increments as waste is placed in the landfill. Therefore, the cost required to construct the cell cap is capitalized as an asset retirement cost and a liability of an equal amount is established, based on the discounted cash flow associated with each capping event, as airspace is consumed. Spending for cell capping is reflected as environmental expenditures within operating activities in the statement of cash flows.

        Landfill final closure and post-closure liabilities—The Company has material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

        Final closure costs are the costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs generally include the costs required to cap the final cell of the landfill (if not included in cell closure), the costs required to dismantle certain structures for landfills and other landfill improvements, and regulation-mandated groundwater monitoring, and leachate management. Post-closure costs involve the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. These costs generally include groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations are fully accrued at the date the landfill discontinues accepting waste.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), cell closure, final closure and post closure costs are calculated by estimating the total obligation in current dollars, adjusted for inflation (2.44% during 2008 and 2.57% during 2007) and discounted at the Company's credit-adjusted risk-free interest rate (10.12% and 9.0% for the years ended December 31, 2008 and 2007, respectively).

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

        Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company's Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of December 31, 2008, there were three unpermitted expansions at two locations included in the Company's landfill accounting model, which represented 32.6% of the Company's remaining airspace at that date. As of December 31, 2008 and 2007, none of the expansions were considered exceptions to the Company's established criteria.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of December 31, 2008, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
		Remaining Lives (Years)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	22	1,145	—	1,145
Buttonwillow	California	40	9,045	—	9,045
Deer Park	Texas	15	525	—	525
Deer Trail	Colorado	36	890	—	890
Grassy Mountain	Utah	20	350	1,366	1,716
Kimball	Nebraska	19	400	—	400
Lambton	Ontario	47	533	7,847	8,380
Lone Mountain	Oklahoma	11	1,046	—	1,046
Ryley	Alberta	21	1,359	—	1,359
Sawyer	North Dakota	43	1,070	—	1,070
Westmorland	California	64	2,732	—	2,732

			19,095	9,213	28,308

        The Company had 1.5 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2008. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

        The following table presents the remaining highly probable airspace from January 1, 2006 through December 31, 2008 (in thousands of cubic yards):

	2008	2007	2006
Remaining capacity at January 1,	28,511	28,040	29,001
Addition of highly probable airspace	623	1,328	—
Consumed	(826)	(857)	(961)

Remaining capacity at December 31,	28,308	28,511	28,040

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Remedial Liabilities

        Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last six years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.

        The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 59 Superfund sites as of December 31, 2008. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional or new information becomes available.

        Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. The Company's experience has been that the timing of the payments is not usually estimable and therefore, generally, remedial liabilities are not discounted. However, under purchase accounting, acquired liabilities are recorded at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the respective acquisition dates, the Company recorded the remedial liabilities assumed as part of acquisitions at their fair value, which were calculated by inflating costs in current dollars using an estimate of future inflation rates as of the respective acquisition dates until the expected time of payment, then discounting the payment to its present value using a risk-free discount rate as of the acquisition dates. Discounts were and will be applied to the environmental liabilities as follows:

  •
  Remedial liabilities assumed relating to acquisitions are and will continue to be inflated using the inflation rates at the time of each acquisition (ranging from 2.17% to 2.44%) until the expected time of payment, then discounted at the risk-free interest rate at the time of such acquisition (ranging from 4.17% to 4.9%).

  •
  Remedial liabilities incurred subsequent to the acquisitions and remedial liabilities of the Company that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liabilities, which is usually neither increased for inflation nor reduced for discounting.

  Claims for Recovery

        The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2008 and 2007, the Company had recorded no such claims.

  Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2008	2007	2006
Cumulative translation adjustment of foreign currency statements	$1,171	$18,121	$9,335
Change in fair value of available for sale securities (net of deferred taxes of $332)	(716)	—	—
Unfunded pension liability (net of deferred taxes of $328, $127 and $94, respectively)	(1,143)	(623)	(396)

	$(688)	$17,498	$8,939

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Foreign Currency

        Foreign subsidiary balances are translated according to the provisions of SFAS No. 52, Foreign Currency Translation ("SFAS No. 52"). The Company has operations in both Canada and Mexico. The functional currency of each foreign subsidiary is its respective local currency. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of the foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of income. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in income.

  Letters of Credit

        The Company utilizes letters of credit to provide collateral assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for the vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2008 and 2007, the Company had outstanding letters of credit in an aggregate amount of $87.6 million and $89.7 million, respectively.

  Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.

  Stock Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)") using the modified prospective method. SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions in their financial statements based upon the fair value of the equity or liability instruments issued and is recognized over the service period. Outstanding prior awards that were unvested as of January 1, 2006 are recognized as compensation cost, using the provisions of SFAS No. 123(R), over the remaining requisite service period.

        Prior to the adoption of SFAS No. 123(R), the Company included all tax benefits associated with equity-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows.

  Business Combinations

        The Company accounts for the assets acquired and liabilities assumed in a business combination based on fair value estimates as of the date of acquisition. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in these contingencies is included in income from operations in the periods in which the adjustments are determined. The Company accrues any estimated additional purchase price related to contingent consideration if the contingency is reasonably assured.

  New Accounting Pronouncements

        In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141"), and other US generally accepted accounting principles ("GAAP"). FSP SFAS No. 142-3 is effective for the Company on January 1, 2009. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flow.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, ("SFAS No. 162"), which becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to US Auditing Standards ("AU") Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company's financial position, results of operations or cash flow.

        In June 2008, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements ("EITF No. 08-3"). EITF No. 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee's maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF No. 08-3 is effective for the Company on January 1, 2009. The adoption of this standard is not

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

expected to have a material impact on the Company's financial position, results of operations or cash flow.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects SFAS No. 141R will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. Under the provisions of SFAS 141R, the future reversal of acquisition-related tax reserves of approximately $11.1 million will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets. If recognized, this will affect the annual effective income tax rate.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on the Company's financial position, results of operations or cash flow.

        The Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). The adoption of SFAS 159 did not have a material impact on the Company's financial position, results of operations or cash flow, as the fair value option has not been elected for any of the Company's financial assets or financial liabilities.

        In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2009 to have a material impact on the Company's financial position, results of operations or cash flow.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active ("FSP 157-3"), which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company's financial position, results of operations, or cash flow.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP FAS 132(R)-1"), which requires additional disclosures for employers' pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for the Company as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company's financial position, results of operations or cash flow.

(3) BUSINESS COMBINATIONS

        On March 14, 2008, the Company acquired 100% of the outstanding stock of privately-held Universal Environmental, Inc., an environmental services company headquartered in Benicia, California, with a site office in Sparks, Nevada. In conjunction with the acquisition, the Company also acquired the land surrounding the California office. The purchase price is subject to post-closing adjustments based upon the amount by which Universal Environmental, Inc.'s net working capital as of the closing date exceeded or was less than $1.0 million. The preliminary calculation of the purchase price was $15.0 million and the allocation of the preliminary purchase price to the assets acquired and liabilities assumed are described in the table below. The primary reason for the acquisition was to expand Site Services into new geographical locations.

        On March 21, 2008, the Company acquired, for $12.9 million, two solvent recycling facilities, one in Chicago, Illinois and the other in Hebron, Ohio, and the businesses associated with those facilities from Safety-Kleen Systems, Inc. under two separate purchase agreements but which have been treated as one unit of accounting. The Company anticipates that this acquisition will broaden the Technical Services it can offer to customers and enhance its market share in the solvent recycling business. In conjunction with the acquisition, the Company entered into a dry cleaning service agreement with Safety-Kleen Systems, Inc., whereby the Company will handle and dispose of dry cleaning solvents for a two year period. The Company will receive a minimum of $9.0 million in revenue over this period.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

        The calculations of the preliminary purchase price and the preliminary allocation of assets acquired and liabilities assumed are as follows (in thousands):

	Universal Environmental, Inc.(1)	Solvent Recycling Facilities(2)
Preliminary purchase price
Cash consideration	$12,706	$12,500
Acquisition costs	146	377
Estimated amount due to the seller for working capital adjustments	2,137	—

Total estimated purchase price	$14,989	$12,877

Preliminary allocation of purchase price
Current assets	$4,133	$656
Property, plant and equipment	8,096	13,671
Goodwill	2,013	993
Customer lists and other intangibles	4,100	900
Other assets	—	659

Total assets acquired	18,342	16,879

Liabilities assumed	(3,353)	(4,002)

Net assets acquired	$14,989	$12,877

(1)
The preliminary purchase price reflects an excess of the purchase price over the fair value of the net assets acquired of approximately $2.0 million, which has been recorded as goodwill. The entire amount of goodwill has been assigned to the Site Services segment and such amount is not expected to be deductible for tax purposes. The intangible assets are being amortized over their useful lives of nine years. The purchase price and related allocation were preliminarily determined and will be revised for any remaining working capital adjustments and additional information regarding tax assets, tax liabilities and tax attributes.

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

        The results of operations of the businesses acquired during 2008 have been included in the Company's consolidated financial statements since the respective dates of acquisition. On a proforma basis, those acquisitions were not material to the Company's results of operations.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

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

        The acquisition during 2007 described above was not material to the Company's results of operations.

        On February 27, 2009, the Company acquired 100% of the outstanding stock of EnviroSORT Inc., a privately-held company headquartered in Calgary, Alberta that provides specialized container management, vacuum, waste management and recycling services in several western Canadian provinces. EnviroSORT's assets include two waste management facilities, a service center, and multiple satellite locations throughout Alberta primarily to service the oil and gas drilling industry. The purchase price paid to the EnviroSORT shareholders (a portion of which was applied to pay off all of EnviroSORT's outstanding debt at the time of the closing) was $11.8 million (CDN), which is subject to post-closing adjustments based on the amount by which EnviroSORT's working capital at the time of the closing was greater or less than $0.6 million (CDN). The Company has not yet determined the final amount of acquisition costs which were incurred in connection with the acquisition, nor the allocation of the total purchase price among the assets acquired. The acquisition of EnviroSORT will be incorporated into the Technical Services segment and the Company anticipates such acquisition will not be material to the Company's results of operations during 2009.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS

        The adoption of SFAS No. 157 by the Company on January 1, 2008 did not materially impact its financial condition, results of operations, or cash flows, but the Company is now required to provide additional disclosures as part of its financial statements. SFAS No. 157 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

        Level 1: Observable inputs such as quoted prices in active markets;

        Level 2: Inputs, other than quoted prices in active markets, that are either directly or indirectly observable; and

        Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The Company's assets measured at fair value on a recurring basis as of December 31, 2008, were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Auction rate securities	$—	$—	$6,237	$6,237
Marketable securities	$175	$—	$—	$175

        The fair value of the marketable securities was determined based on quoted prices of identical assets that were traded in an active market. As of December 31, 2007, the fair value of the auction rate securities was based on quoted market prices in an active auction rate securities market. Beginning in February 2008, the auction mechanism that normally provided liquidity to the auction rate securities investments began to fail. All of the auction rate security investments held by the Company subsequently experienced failed auctions and as a result, during the first quarter of 2008, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis. For the year-ended December 31, 2008, the Company recorded a temporary impairment of $0.8 million within accumulated other comprehensive income. The discounted cash flow analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

        In determining whether the decline in the value of the auction rate security investments was other-than-temporary, the Company considered several factors including, but not limited to, the following: (i) the reasons for the decline in value; (ii) the Company's ability and intent to hold the investment for a sufficient period of time to allow for recovery of value; (iii) whether the decline was substantial; and (iv) the historical and anticipated duration of the events causing the decline in value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to various risks and uncertainties. Currently, the Company has the intent and ability to hold the auction rate security investments until recovery of fair value, and therefore does not consider these unrealized losses to be other-than-temporary.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the Company's long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No.157 at December 31, 2008 (in thousands):

2008
Balance at January 1, 2008	$—
Transfer to Level 3 from Level 1	7,000
Unrealized losses	(763)

Balance at December 31, 2008	$6,237

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

        Below is a summary of amortizable intangible assets at December 31, 2008 and 2007 (in thousands):

	2008				2007
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$94,446	$33,458	$60,988	17.2	$98,391	$30,902	$67,489	17.7
Customer lists and other intangible assets	17,611	6,845	10,766	6.2	12,861	5,541	7,320	7.6

	$112,057	$40,303	$71,754	13.6	$111,252	$36,443	$74,809	15.6

        The increase in customer lists and other intangible assets was due primarily to the acquisitions in 2008 of Universal Environmental, Inc. and two solvent recycling facilities. The goodwill balance as of December 31, 2008 increased $3.0 million to $24.6 million from December 31, 2007 as a result of those acquisitions. The foregoing includes estimates that are subject to change based upon final fair value determination.

        Below is a summary of the expected amortization for intangible assets for the years ending December 31, (in thousands):

Expected Amortization
2009	$5,116
2010	4,866
2011	4,328
2012	4,196
2013	4,141
Thereafter	49,107

$71,754

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) ACCRUED EXPENSES

        Accrued expenses consisted of the following (in thousands):

	2008	2007
Insurance	$15,361	$12,984
Interest	1,280	5,367
Accrued disposal costs	2,305	2,998
Accrued compensation and benefits	22,952	19,938
Other items	26,003	24,502

	$67,901	$65,789

(7) CLOSURE AND POST-CLOSURE LIABILITIES

        The changes to closure and post-closure liabilities from January 1, 2007 through December 31, 2008 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2007	$18,858	$6,697	$25,555
New asset retirement obligations	1,507	—	1,507
Accretion	2,734	834	3,568
Changes in estimates recorded to statement of income	(298)	(554)	(852)
Other changes in estimates recorded to balance sheet	92	—	92
Settlement of obligations	(231)	(189)	(420)
Currency translation and other	234	45	279

Balance at December 31, 2007	22,896	6,833	29,729
Liabilities assumed in acquisitions	—	418	418
New asset retirement obligations	1,180	—	1,180
Accretion	3,028	872	3,900
Changes in estimates recorded to statement of income	(586)	452	(134)
Other changes in estimates recorded to balance sheet	213	—	213
Settlement of obligations	(1,050)	(1,138)	(2,188)
Currency translation and other	(412)	(69)	(481)

Balance at December 31, 2008	$25,269	$7,368	$32,637

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)

        Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2009	$6,698
2010	10,816
2011	4,320
2012	3,942
2013	3,560
Thereafter	214,223

Undiscounted closure and post-closure liabilities	243,559
Less: Reserves to be provided (including discount of $125.6 million) over remaining site lives	(210,922)

Present value of closure and post-closure liabilities	$32,637

(8) REMEDIAL LIABILITIES

        The changes to remedial liabilities from January 1, 2007 through December 31, 2008 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2007	$4,917	$91,494	$51,434	$147,845
Liabilities assumed in acquisitions	—	—	1,834	1,834
Accretion	258	4,246	2,375	6,879
Changes in estimates recorded to statement of income	(60)	(3,776)	5,285	1,449
Settlement of obligations	(235)	(3,450)	(2,406)	(6,091)
Currency translation and other	802	105	1,936	2,843

Balance at December 31, 2007	5,682	88,619	60,458	154,759
Liabilities assumed in acquisitions	—	—	3,204	3,204
Accretion	261	4,202	2,413	6,876
Changes in estimates recorded to statement of income	(189)	93	(1,817)	(1,913)
Settlement of obligations	(98)	(3,955)	(8,027)	(12,080)
Currency translation and other	(544)	1,332	(5,746)	(4,958)

Balance at December 31, 2008	$5,112	$90,291	$50,485	$145,888

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) REMEDIAL LIABILITIES (Continued)

        Anticipated payments at December 31, 2008 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2009	$10,881
2010	12,824
2011	12,200
2012	11,436
2013	11,259
Thereafter	129,476

Undiscounted remedial liabilities	188,076
Less: Discount	(42,188)

Total remedial liabilities	$145,888

        In light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2008 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $145.9 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $21.7 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of environmental liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of environmental liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) REMEDIAL LIABILITIES (Continued)

        Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company's business (21 facilities)	$47,794	32.8%	$9,977
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (17 facilities)	90,292	61.9	10,958
Superfund sites owned by third parties on which wastes generated or shipped by the sellers of the CSD assets (or their predecessors) of such sites are present (14 sites)	7,802	5.3	799

Total	$145,888	100.0%	$21,734

        Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Baton Rouge, LA	Closed incinerator and landfill	$38,115	26.1%	$5,316
Bridgeport, NJ	Closed incinerator	27,993	19.2	3,420
Mercier, Quebec	Open incinerator and legal proceedings	10,933	7.5	1,126
El Dorado, AR	Open incinerator	8,390	5.8	743
Roebuck, SC	Closed incinerator	7,941	5.4	715
San Jose, CA	Open treatment, storage, or disposal facilities	8,715	6.0	953
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (32 facilities)	35,999	24.7	8,662
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the sellers of the CSD assets (or their predecessors) are present (14 sites)	7,802	5.3	799

Total		$145,888	100.0%	21,734

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) FINANCING ARRANGEMENTS

        The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2008	December 31, 2007
Senior secured notes, at 11.25%, due July 15, 2012	$23,032	$91,518
Revolving facility, due December 1, 2010	—	—
Synthetic letter of credit facility, due December 1, 2010	—	—
Term loan, at 2.97% and 7.64% on December 31, 2008 and 2007, respectively, due December 1, 2010	30,000	30,000
Less unamortized issue discount	(162)	(806)

Long-term obligations	$52,870	$120,712

        Senior secured notes.    On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, the Company redeemed $50.0 million principal amount of outstanding senior secured notes. The redemption resulted in a $4.3 million loss on early extinguishment of debt, which included a $2.8 million prepayment penalty and a write-off of unamortized financing costs and unamortized discount of $1.1 million and $0.4 million, respectively.

        The senior secured notes are secured by a second-priority lien on the assets of the Company and its U.S. subsidiaries and secure the Company's reimbursement obligations under the synthetic letter of credit facility on a first-priority basis (as described below), provided that the assets which secure the senior secured notes do not include any capital stock, notes, instruments, other equity interests of any of the Company's subsidiaries, accounts receivable, and certain other excluded collateral as provided in the senior secured notes indenture. The senior secured notes are jointly and severally guaranteed on a senior secured second-lien basis by substantially all of the Company's existing and future U.S. subsidiaries. The senior secured notes are not guaranteed by the Company's foreign subsidiaries.

        The senior secured notes indenture provides for certain covenants, the most restrictive of which requires the Company, within 120 days after the close of each twelve-month period ending on June 30 of each year (ending on June 30, 2011) to apply an amount equal to 50% of the period's Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase the Company's first-lien obligations under the revolving facility, synthetic letter of credit facility or capital lease obligations or to make offers ("Excess Cash Flow Offers") to repurchase all or part of the then outstanding senior secured notes at an offering price equal to 104% of their principal amount plus accrued interest. "Excess Cash Flow" is defined in the indenture as consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to environmental liabilities. On October 8, 2008, the Company made an Excess Cash Flow Offer based on the Company's Excess Cash Flow Amount of $19.2 million for the twelve-month period ended June 30, 2008. In response to tenders received from note holders prior to the expiration of the offer on November 7, 2008, the Company purchased on November 12, 2008, $18.5 million principal amount of senior secured notes for $19.2 million and also paid $0.7 million of accrued interest through the purchase date on the purchased notes. This purchase resulted in a $1.2 million loss on early extinguishment of debt, which included a $0.7 million premium payment and a write-off of unamortized financing costs and unamortized discount of $0.4 million and $0.1 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) FINANCING ARRANGEMENTS (Continued)

        Revolving facility.    The revolving facility allows the Company to borrow up to $70.0 million, based upon a formula of eligible accounts receivable. This total is separated into two lines of credit, namely: (i) a line for the Company and its U.S. subsidiaries equal to $70.0 million less the principal balance then outstanding under the line for the Company's Canadian subsidiaries and (ii) a line for the Company's Canadian subsidiaries equal to $5.3 million. The revolving facility also provides that the lender will issue at the Company's request up to $60.0 million of letters of credit, with the outstanding amount of such letters of credit reducing the maximum amount of borrowings available under the revolving facility. At December 31, 2008, the Company had no borrowings outstanding, $39.6 million of letters of credit outstanding, and had approximately $30.4 million available to borrow. Amounts outstanding under the revolving facility bear interest, at the Company's option, at either the U.S. or Canadian prime rate (depending on the currency of the underlying loan) or the Eurodollar rate plus 1.50% . The Company is required to pay monthly letter of credit and quarterly fronting fees at an annual rate of 1.5% and 0.3%, respectively, on the amount of letters of credit outstanding and an annual administrative fee of $25 thousand. The agreement also requires the Company to pay an unused line fee of 0.125% per annum on the unused portion of the revolving facility.

        Synthetic letter of credit facility.    The synthetic letter of credit facility provides that the issuing bank will issue up to $50.0 million of letters of credit at the Company's request. The synthetic letter of credit facility is collateralized with a first-priority lien (second-priority as to receivables) on substantially all of the assets of the Company and its U.S. subsidiaries. The Company is required to pay a quarterly participation fee at the annual rate of 2.85%, a quarterly fronting fee at the annual rate of 0.30%, and an annual administrative fee of $65 thousand. At December 31, 2008, there were $48.0 million of letters of credit outstanding under the synthetic letter of credit facility.

        Term loan.    The term loan bears interest, at the Company's option, at either the Eurodollar rate plus 2.5% or the U.S. prime rate plus 1.5%. The term loan is classified as an outstanding obligation under the synthetic letter of credit facility. In the event of a default under the term loan, the lenders would have the right to exercise their rights as first-priority lien holders (second as to accounts receivable) on substantially all of the assets of the Company and its U.S. subsidiaries.

        Debt covenants.    The credit agreement for the revolving, synthetic letter of credit and term loan facilities requires the Company to maintain the following financial covenants:

December 31, 2008
Covenant	Requirement
Leverage ratio	‹2.30 to 1
Interest coverage ratio	>3.00 to 1
Fixed charge coverage ratio	>1 to 1

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) COMMITMENTS AND CONTINGENCIES

Legal and Administrative Proceedings

        The Company's waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to legal or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses, or alleged responsibility arising under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties ("Third Party Sites") to which either the Company or prior owners of certain of the Company's facilities shipped wastes.

        The Company records actual or potential liabilities related to legal or administrative proceedings in accordance with SFAS No. 5. At December 31, 2008, the Company had recorded $24.2 million of reserves in the Company's financial statements for actual or potential liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below, and the Company believes that it is reasonably possible that the amount of such potential liabilities could be as much as $2.8 million more. The Company periodically adjusts the aggregate amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. Because all of such reasonably possible additional liabilities relate to remedial liabilities, they are reflected in the tables of reasonably possible additional liabilities under the column heading "Remedial liabilities, including Superfund liabilities for non-landfill operations" in Note 8, "Remedial Liabilities."

        As of December 31, 2008, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2008, were as follows:

        Ville Mercier.    In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

        In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

        On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At December 31, 2008 and 2007, the Company had accrued $10.6 million and $13.1 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

        CH El Dorado.    In August 2006, the Company purchased all of the outstanding membership interests in Teris LLC ("Teris") and changed the name of Teris to Clean Harbors El Dorado, LLC ("CH El Dorado"). At the time of the acquisition, Teris was, and CH El Dorado now is, involved in certain legal proceedings arising from a fire on January 2, 2005, at the incineration facility owned and operated by Teris in El Dorado, Arkansas.

        CH El Dorado is defending vigorously the claims asserted against Teris in those proceedings, and the Company believes that the resolution of those proceedings will not have a materially adverse affect on the Company's financial position, results of operations or cash flows. In addition to CH El Dorado's defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance or the reserves which Teris had established on its books prior to the acquisition. The seller's parent also guaranteed the indemnification obligation of the seller to the Company.

        Lopez Lawsuit.    Until November 2008, the Company was involved in several lawsuits arising out of a complaint originally filed in 2003 in the United States District Court for the Northern District of Illinois by Mr. Eddie Lopez and his wife, Ms. Sandy Lopez. The plaintiffs sought damages in an unspecified amount for personal injury allegedly incurred at a subsidiary's Chicago facility, causing a loss of income and loss of consortium. In November 2008, the Lopez litigation was settled by the Company and its insurer. There was no material impact on the Company's financial condition, results of operations or cash flow resulting from the settlement of this litigation.

        Plaquemine, Louisiana Facility.    Commencing in 2003, the Company became involved in five lawsuits filed by various plaintiffs based in part upon allegations relating to ownership and operation of a deep injection well facility near Plaquemine, Louisiana which was owned by Clean Harbors Plaquemine, LLC ("CH Plaquemine"). On October 17, 2006, CH Plaquemine (which operated at a loss during the past two years prior to that date) ceased operations and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company believes that the filing of that Chapter 11 petition by CH Plaquemine has had no adverse effect on the Company's other operations. In August 2008, the Company made a $2.2 million payment to fund CH Plaquemine's settlement of all of the pending lawsuits, effectively ending the litigation. On July 30, 2008, CH Plaquemine's plan of reorganization became effective, and it has now emerged from bankruptcy protection.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

        Deer Trail, Colorado Facility.    Since April 5, 2006, the Company has been involved in various legal proceedings which have arisen as a result of the issuance by the Colorado Department of Public Health and Environment ("CDPHE") of a radioactive materials license ("RAD License") to a Company subsidiary, Clean Harbors Deer Trail, LLC ("CHDT") to accept certain low level radioactive materials known as "NORM/TENORM" wastes for disposal. Adams County, the county where the CHDT facility is located, filed two suits against the CDPHE in Colorado effectively seeking to invalidate the license. The two suits filed in 2006 were both dismissed and those dismissals were upheld by the Colorado Court of Appeals. Adams County appealed those rulings to the Colorado Supreme Court, where they are now pending. Adams County filed a third suit directly against CHDT in 2007 again attempting to invalidate the license. That suit was also dismissed on November 14, 2008, and Adams County has now appealed that dismissal to the Colorado Court of Appeals. The Company continues to believe that the grounds asserted by the County are factually and legally baseless and will contest the appeal vigorously. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probable nor estimable.

Superfund Proceedings

        As of December 31, 2008, the Company has been notified that either the Company or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 59 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 59 sites, two involve facilities that are now owned by the Company and 57 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

        The Company's potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the "Listed Third Party Sites") of the 57 third party sites arose out of the Company's 2002 acquisition of substantially all of the assets (the "CSD assets") of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 18 are currently requiring expenditures on remediation, ten are now settled, six are not currently requiring expenditures on remediation, and at one site the Company is contesting the prior owner's liability with the PRP group. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and two of the Listed Third Party Sites (the Breslube-Penn and Casmalia Sites) are further

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

described below. Also further described below are one Listed Third Party Site (the Helen Kramer Site) which was settled in 2008, one third party site (the Marine Shale Site) at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities, certain of the other third party sites which are not related to the Company's acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

        Wichita Property.    The Company acquired in 2002 as part of the CSD assets a service center located in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the former owner executed a consent decree relating to such site with the EPA, and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. The Company also acquired rights under an indemnification agreement between the former owner and an earlier owner of the Wichita Property, which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

        BR Facility.    The Company acquired in 2002 as part of the CSD assets a former hazardous waste incinerator and landfill in Baton Rouge ("BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a Special Notice Letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and stormwater discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality (the "LDEQ"). The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA.

        Breslube-Penn Site.    At one of these 35 Listed Third Party Sites, the Breslube-Penn Site, the EPA brought suit in 1997 in the U.S. District Court for the Western District of Pennsylvania against a large number of PRPs for recovery of the EPA's response costs in connection with that site. The named defendants are alleged to be jointly and severally liable for the remediation of the site and all response costs associated with the site. One of the prior owners, GSX Chemical Services of Ohio ("GSX"), was a named defendant in the original complaint. In 2006, the EPA filed an amended complaint naming the Company as defendant, alleging that the Company was the successor in interest to the liability of GSX.

        Casmalia Site.    At one of these 35 Listed Third Party Sites, the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia Site") in Santa Barbara County, California, the Company received from the EPA a request for information in May 2007. In that request, the EPA is seeking information about the extent to which, if at all, the prior owner transported or arranged for disposal of waste at the Casmalia Site. The Company has not recorded any liability for this new matter on the basis that such transporter or arranger liability is currently neither probable nor estimable.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

        Helen Kramer Site.    At one of the 35 Listed Third Party Sites (the "Helen Kramer Site"), the prior owner of certain of the CSD assets had reached a settlement agreement with the other PRPs, but then failed to satisfy the payment obligations. In November 2003, certain of the PRPs made a demand directly on the Company for the prior owner's share of the cleanup costs incurred by those PRPs. In February 2005, the Company commenced litigation against those PRPs that progressed through various courts for the past three years. In the third quarter of 2008, the Company reached a settlement with the defendants which ended the litigation in exchange for the Company's payment of $3.5 million.

        Marine Shale Site.    Prior to 1996, Marine Shale Processors, Inc. ("Marine Shale") operated a kiln in Amelia, Louisiana which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the RCRA and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996, when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations.

        On May 11, 2007, the EPA and the LDEQ issued a Special Notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but Marine Shale was not included as a Listed Third Party Site in connection with the Company's acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the "Site Group") to retain common counsel and participate in further negotiations with the EPA and the LDEQ regarding a remedial investigation feasibility study directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. As of December 31, 2008 and 2007, the amount of the Company's remaining reserves relating to the Marine Shale site was $3.8 million and $3.6 million, respectively.

        Certain Other Third Party Sites.    At 14 of the 57 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for waste disposed prior to the Company's acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 14 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for these sites will not materially exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining sites not discussed above, however the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

        Other Notifications.    Between September 2004 and May 2006, the Company also received notices from certain of the prior owners of the CSD assets seeking indemnification from the Company at five third party sites which are not included in the 57 third party sites described above that have been designated as Superfund sites or potential Superfund sites and for which those prior owners have been identified as PRPs or potential PRPs. The Company has responded to such letters asserting that the Company has no obligation to indemnify those prior owners for any cleanup and related costs (if any) which they may incur in connection with these five sites. The Company intends to assist those prior owners by providing information that is now in the Company's possession with respect to those five sites and, if appropriate to participate in negotiations with the government agencies and PRP groups involved. The Company has also investigated the sites to determine the existence of potential liabilities independent from the liability of those former owners, and concluded that at this time the Company is not liable for any portion of the potential cleanup of the five sites, and therefore has not established a reserve.

State and Provincial Enforcement Actions

        From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2008, there was one proceeding for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company does not believe that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations. Two of such other regulatory proceedings are described below.

        London, Ontario Facility.    Clean Harbors Canada, Inc. received a summons from the Ontario Ministry of Labour alleging a number of regulatory offenses as a result of a fire in October 2003 at the subsidiary's waste transfer facility in London, Ontario. The Company filed a motion in the Ontario Court of Justice to dismiss the charges on constitutional grounds. On October 16, 2006 the Court ruled in favor the Company's motion and on November 22, 2006 the Crown appealed the Court's ruling quashing all charges. On October 23, 2007 the Ontario Superior Court of Justice issued a ruling on the Crown's appeal and upheld the lower court ruling quashing the charges. In July 2008 the Company was advised by the Crown that it intended to withdraw its appeal of the Ontario Superior Court October 23, 2007 ruling. This action by the Crown terminated these proceedings without liability to the Company.

        Thorold Fire.    On February 19, 2007, an explosion and fire occurred at the Company's Thorold facility in Ontario during non-business hours destroying a storage warehouse and damaging several nearby buildings on site. No employee casualties or injuries were reported. On October 23, 2007 the Ontario Ministry of the Environment announced that it had concluded its investigation into the fire and that there were no grounds to initiate action against the Company. This action by the Ontario Ministry of the Environment followed a prior pronouncement by the provincial Ministry of Health that there were no long-term health impacts from the fire. Despite the earlier pronouncements, on February 12, 2009 the Ontario Ministry of the Environment initiated proceedings against the Company's Canadian subsidiary in the Ontario Court of Justice alleging three violations of the Environmental Protection Act. The Company is evaluating this matter and cannot presently estimate the potential liability.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

Leases

        The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from 3 to 14 years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2008 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2009	$449	$22,344
2010	250	19,541
2011	120	14,461
2012	20	11,230
2013	—	8,079
Thereafter	—	21,029

Total minimum lease payments	839	$96,684

Less: imputed interest at interest rates ranging from 5.36% to 22.00%	79

Present value of future minimum lease payments	$760
Less: current portion of capital lease obligations	400

Long-term capital lease obligations	$360

        During the years 2008, 2007 and 2006, rent expense including short-term rentals, was approximately $46.7 million, $47.0 million, and $40.6 million, respectively.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

        Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy is $0.225 million. The deductible per occurrence for the workers' compensation, general liability and vehicle liability is $0.5 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2008 and 2007, the Company had accrued $9.1 million and $8.1 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 1.44%. Actual expenditures in future periods can differ materially from accruals based on estimates.

        Anticipated payments at December 31, 2008 for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2009	$528
2010	3,309
2011	2,145
2012	1,324
2013	891
Thereafter	1,085

Undiscounted self-insurance liabilities	9,282
Less: Discount	159

Total self-insurance liabilities (included in other accrued expenses)	$9,123

(11) INCOME TAXES

        The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Domestic	$77,420	$71,449	$48,023
Foreign	16,557	789	4,930

Total	$93,977	$72,238	$52,953

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)

        The provision for income taxes consisted of the following:

	For the Year Ended December 31,
	2008	2007	2006
Current (before application of NOL carryforwards):
Federal	$21,235	$22,926	$13,333
State	7,432	7,913	2,894
Foreign	3,556	4,497	4,759
Benefit of net operating losses
Federal	—	—	(7,807)
State	—	—	(455)

	32,223	35,336	12,724

Deferred
Federal	3,178	(5,002)	(6,290)
State	(1,231)	(1,001)	—
Foreign	2,321	(1,293)	(95)

	4,268	(7,296)	(6,385)

Net provision for income taxes	$36,491	$28,040	$6,339

        The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2008	2007	2006
Tax expense at statutory rate	$32,892	$25,259	$18,555
State income taxes, net of federal benefit	3,760	3,323	1,573
Foreign rate differential	(4,533)	(4,440)	(4,107)
Foreign income inclusion	—	—	20
Adjustment of prior year's tax attributes	—	—	1,599
Change in federal valuation allowance	—	(765)	(14,082)
Other	277	(499)	3,513
FIN 48 interest and penalties, net of benefit	4,095	5,487	—
Tax credits, net	—	(325)	(732)

Net provision for income taxes	$36,491	$28,040	$6,339

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)

        The components of the total net deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Workers compensation accrual	$3,543	$3,216
Provision for doubtful accounts	2,570	484
Closure, post-closure and remedial liabilities	39,769	39,807
Accrued expenses	9,098	11,143
Accrued compensation	1,678	3,903
State net operating loss carryforwards	2,161	3,704
Tax credit carryforwards	13,656	13,221
FIN 48 accrued interest and federal benefit	8,132	6,430
Other	1,380	1,334

Total deferred tax asset	81,987	83,242
Deferred tax liabilities:
Property, plant and equipment	(39,162)	(32,191)
Permits and customer databases	(13,996)	(17,359)

Total deferred tax liability	(53,158)	(49,550)

Total net deferred tax asset before valuation allowance	28,829	33,692

Less valuation allowance	(10,811)	(10,025)

Net deferred tax asset	$18,018	$23,667

        At December 31, 2008, the Company had foreign tax credit carryforwards of $13.7 million which expire between 2012 and 2018. The Company had state net operating loss carryovers of $3.3 million at December 31, 2008 which expire between 2019 and 2027.

        During 2008, the Company decreased taxes payable for adjustments related to realized and recognized tax benefits of $4.4 million related to exercises of non-qualified stock options of which $3.5 million resulted in an increase to paid-in capital.

        The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2008 and 2007, the amount of earnings for which no repatriation tax has been provided was $29.5 million and $12.0 million, respectively.

        During fiscal 2006, based upon the Company's cumulative operating results and assessment of the Company's expected future results of operations, the Company determined that it had become more likely than not that it would be able to realize a substantial portion of its U.S. net operating loss carryforward tax assets prior to their expiration and realize the benefit of other net deferred tax assets. During fiscal 2006, the Company reversed a total of $17.7 million of U.S. deferred tax asset valuation allowance of which $9.9 million related to the utilization of prior year NOLs including $2.5 million of NOLs attributable to tax deductions related to the exercise of non-qualified stock options. As of December 31, 2008, the Company has a remaining valuation allowance of approximately $10.8 million

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)

related to foreign tax credits, certain state net operating loss carryforwards and federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options. The Company believes that it is not more likely than not that such amounts will be utilized.

        In connection with the reversal of a portion of the valuation allowance in 2006, the Company also adjusted its deferred taxes by $7.3 million that were associated with the 2002 acquisition of the CSD assets. Such amount was credited to the carrying value of the CSD non-current intangible assets, as there was no goodwill associated with such acquisition.

        The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, tax contingencies increased $41.9 million for uncertain tax positions, of which $36.8 million was accounted for as a decrease to retained earnings. In addition, to reflect the federal and state tax benefits upon the implementation of FIN 48, the Company also recorded an increase to the Company's deferred tax assets of $4.7 million and a $0.4 million decrease to the valuation allowance.

        Included in the balance at December 31, 2008 and 2007 was $49.1 million and $45.3 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

        The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits included accrued interest and penalties of $17.0 million and $5.2 million. Tax expense for the year ended December 31, 2008 included interest and penalties of $6.0 million.

        The changes to unrecognized tax benefits from January 1, 2007 through December 31, 2008, were as follows (in thousands):

	2008	2007	Description
Unrecognized tax benefits as of January 1	$50,071	$48,076
Gross increases in tax positions in prior periods	423	77	Additional state liability
Gross decreases in tax positions in prior periods	—	—
Gross increases during the current period	355	61	Additional state liability
Settlements	—	(260)	Requiring cash payment
Lapse of statute of limitations	(1,748)	—
Foreign currency translation	(2,621)	2,117	Functional currency is Canadian dollars—booked to currency translation adjustment

Unrecognized tax benefits as of December 31	$46,480	$50,071

        As of December 31, 2008, the Company had recorded $68.7 million of liabilities for unrecognized tax benefits of which $22.2 million related to interest and penalties.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)

        The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2003 through 2007. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2002 through 2007. The Company is currently not under examination by the IRS, state or local jurisdictions. One foreign jurisdiction conducted an audit in 2008 for calendar years 2003 through 2006, which was concluded with no material assessment.

        The Company does not anticipate that total unrecognized tax benefits other than adjustments for additional accruals for interest and penalties and foreign currency translation, will change significantly prior to December 31, 2009.

(12) EARNINGS PER SHARE

        The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Year Ended December 31, 2008
	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$57,486	22,465	$2.56
Dilutive effect of equity-based compensation awards and warrants	—	401	(0.05)

Diluted income attributable to common stockholders	$57,486	22,866	$2.51

	Year Ended December 31, 2007
	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$43,992	19,827	$2.22
Dilutive effect of equity-based compensation awards and warrants	206	803	(0.08)

Diluted income attributable to common stockholders	$44,198	20,630	$2.14

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) EARNINGS PER SHARE (Continued)

	Year Ended December 31, 2006
	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$46,399	19,526	$2.38
Dilutive effect of equity-based compensation awards and warrants	276	1,131	(0.12)

Diluted income attributable to common stockholders	$46,675	20,657	$2.26

        For each of the years ended December 31, 2008 and 2007, the dilutive effect of all outstanding warrants, options, restricted stock and Series B preferred stock is included in the above calculations. For each of the years ended December 31, 2008 and 2007, the dilutive effects of 85 thousand and 48 thousand outstanding performance stock awards, respectively, were excluded from the above calculation as the performance criteria were not attained at that time.

(13) STOCKHOLDERS' EQUITY

  (a) Warrants

        On June 30, 2004, the Company issued warrants to purchase 2.8 million shares of the Company's common stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date of September 10, 2009. Warrants activity from January 1, 2006 through December 31, 2008 was as follows:

	2008	2007	2006
Outstanding at January 1,	348,690	498,690	498,690
Exercised	(348,690)	(150,000)	—

Outstanding at December 31,	—	348,690	498,690

  (b) Series B Preferred Stock

        On February 16, 1993, the Company issued 112,000 shares of Series B convertible preferred stock for the acquisition of its Spring Grove facility. The liquidation value of each share of Series B preferred stock was the liquidation preference of $50.00 plus unpaid dividends. On December 28, 2007, the Company issued an aggregate of 209,200 shares of the Company's common stock upon the conversion (at the holders' elections) of the remaining previously outstanding 68,810 shares of Series B preferred stock.

        Prior to the conversion, each share of Series B preferred stock entitled its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value. Dividends were payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. During the two years ended December 31, 2007, all dividends on the Series B preferred stock were paid in cash.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) STOCKHOLDERS' EQUITY (Continued)

  (c) Common Stock Public Offering

        On April 29, 2008, the Company issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters' option, at a public offering price of $63.75 per share. After deducting the underwriter discount and offering expenses, the Company received net proceeds of $173.5 million from the issuance.

(14) STOCK-BASED COMPENSATION

        In 1992 the Company adopted an equity incentive plan (the "1992 Plan"), which provides for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provides for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards. The 2000 Plan allows up to 2.0 million shares to be awarded. As of December 31, 2008 and 2007, the Company had the following types of stock-based compensation awards outstanding under these plans: stock options, restricted stock awards and performance stock awards. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards vest over five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criterion as described below.

        As of December 31, 2008, the Company had reserved 527,653 shares of common stock available for grant under the 2000 Plan, exclusive of shares previously issued (either upon exercise of stock options or pursuant to restricted stock, performance stock or common stock awards) or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2008 options for an aggregate of 33,500 shares, which shall remain in effect until such options are either exercised or expire in accordance with their terms.

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) and SAB 107 using the modified prospective method, which results in the provisions of SFAS No. 123(R) being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, the Company has not provided such restatements. Under the modified prospective provisions of SFAS No. 123(R), compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and all subsequent awards. SFAS No. 123(R) requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. Consistent with the valuation method previously used for the disclosure-only pro-forma provisions of SFAS No. 123, the fair value of stock options is calculated using the Black-Scholes option-pricing model. As required under the new standards, compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate. The fair value of the Company's grants of restricted stock are based on the quoted market price for the Company's common stock on the respective dates of grant.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) STOCK-BASED COMPENSATION (Continued)

        Total stock-based compensation cost charged to income from operations for the years ended December 31, 2008, 2007 and 2006 was $3.6 million, $4.8 million and $3.4 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock based compensation was $1.3 million, $1.8 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Option Awards

        As a result of the changes in accounting under SFAS No. 123(R) and a desire to align the Company's long-term incentive awards more closely to operating and market performance, the Compensation Committee of the Company's Board of Directors approved a substantial change in the form of awards that it grants under the Company's 2000 Plan. Beginning in November 2005, stock option grants for key managers were replaced with restricted stock awards or performance stock awards. The Company accordingly has decreased the number of stock options granted.

        The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards based on the assumptions in the following table. In addition, the Company estimates forfeitures when recognizing compensation expense, and adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. The expected forfeiture rates used to calculated compensation expense were 4% for employees and 2% for executives and directors.

        The following weighted-average assumptions were used in calculating the grant date fair value of stock options awards issued during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	40.81%	80.02%-81.36%	84.29%-86.00%
Risk-free interest rate	2.31%-3.10%	4.58%-4.98%	4.84%-5.15%
Expected life (years)	3.3	2.9	3.5
Dividend yield	none	none	none

        Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the stock option shares. The risk-free rate for the stock options is the average yield rate of the 3- and 5-year term on the U.S. Treasury Constant Maturities at the inception of each quarterly stock option period. The expected life of the stock options shares is 3.3 years based on using the simplified method as described in Staff Accounting Bulletin No. 110. As discussed above, due to the Company changing the nature of the awards granted beginning in 2006, the historical data does not provide a reasonable basis upon which to estimate expected term and therefore the Company continues to calculate the expected life by using the simplified method. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) STOCK-BASED COMPENSATION (Continued)

        The following table summarizes activity under the Plans relating to stock options:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 12/31/08 (in thousands)
Outstanding at January 1, 2008	382,971	$14.09
Granted	18,000	66.18
Expired	(2,450)	1.81
Forfeited	(500)	1.81
Exercised	(178,078)	11.69

Outstanding at December 31, 2008	219,943	$20.45	3.87	$9,504

Vested and expected to vest	219,236	$20.36	3.86	$9,493

Exercisable at December 31, 2008	195,943	$16.91	3.47	$9,133

        The weighted-average grant date fair values of option grants for the years ended December 31, 2008, 2007 and 2006 were $20.78, $26.13, and $22.13, respectively. As of December 31, 2008, there was $0.3 million of total unrecognized compensation cost arising from non-vested compensation related to stock option awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.1 years. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $9.6 million, $6.8 million, and $7.2 million, respectively.

Restricted Stock Awards

        The following information relates to restricted stock awards that have been granted to employees under the Company's stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

        The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and is amortized to expense over its vesting period. The expected forfeiture rates used to calculated compensation expense were 4% for employees and 2% for executives and directors.

        The following table summarizes information about restricted stock awards for the year ended December 31, 2008:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2008	27,241	$32.49
Granted	1,000	69.78
Vested	(8,990)	32.09

Unvested at December 31, 2008	19,251	$34.61

        As of December 31, 2008, there was $0.5 million of total unrecognized compensation cost arising from restricted stock awards under the Company's stock incentive plans. This cost is expected to be

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) STOCK-BASED COMPENSATION (Continued)

recognized over a weighted-average period of 3.9 years. The total fair value of restricted stock vested during 2008 was $0.6 million.

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

        The fair value of each performance stock award is based on the closing price of the Company's stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is then considered probable. The expected forfeiture rates used to calculated compensation expense were 4% for employees and 2% for executives and directors. As of December 31, 2008, management believed that it was probable the performance targets, related to the performance stock awards granted in 2008 and 2007, will be achieved.

        The following table summarizes information about performance stock awards for the year ended December 31, 2008:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2008	52,276	$51.62
Granted	92,936	$66.21
Vested	(13,100)	51.62
Forfeited	(12,896)	60.09

Unvested at December 31, 2008	119,216	$62.08

        As of December 31, 2008, there was $4.4 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards under the Company's stock incentive plans that will be recognized over the next three years. The total fair value of performance awards vested during 2008 was $0.8 million.

Employee Stock Purchase Plan

        In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of one million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company's stockholders approved an increase of 500,000 in the maximum number of shares which can be issued under the ESPP. As of December 31, 2008, the Company had reserved 482,340 shares of common stock available for purchase under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) STOCK-BASED COMPENSATION (Continued)

purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair values of the purchase rights granted under the ESPP during the years ended December 31, 2008 and 2007 was $11.69 and $8.91, respectively.

Common Stock Awards

        In the years ended December 31, 2008 and 2007, the Company issued 2,900 shares and 5,200 shares of common stock at a weighted average grant-date fair value of $66.10 and $46.74, respectively, under the Company's 2000 Plan which vested immediately.

(15) EMPLOYEE BENEFIT PLANS

        The Company has responsibility for a defined benefit plan that covers 25 active non-supervisory Canadian employees. The Company accounts for the defined benefit plan in accordance with SFAS No. 158, Employers' Accounting for Defined Pension and Other Postretirement Plans ("SFAS No. 158"), which required separate recognition of the over funded or under funded status of the pension plan as an asset or liability. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations to current and retired employees.

        The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2008	2007	2006
Service cost	$199	$176	$167
Interest cost	374	359	312
Expected return on fair value of assets	(459)	(441)	(366)
Actuarial loss	11	—	—

Net periodic pension cost	$125	$94	$113

        Weighted average assumptions used to determine pension benefit obligations at year end and net pension cost for the following years were as follows:

	2008	2007	2006
Discount rate	6.30%	5.18%	5.10%
Expected return on fair value of assets	6.75%	7.00%	7.00%
Rate of compensation increase	2.75%	3.21%	3.89%

        The long-term rate-of-return-on-assets assumption was determined using a building-block method, which integrates historical inflation, real risk-free rates and risk premiums for the different asset categories forming the plan fund. A weighted average of the above result and the historical return of the plan's fund is then calculated. The current asset mix is assumed to remain constant and a 0.7% adjustment for investment and custodial fees was taken into account. Unless the result so obtained is significantly different from the previous year assumption, the long-term rate-of-return-on-assets assumption remains unchanged.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) EMPLOYEE BENEFIT PLANS (Continued)

        The accumulated benefit obligation was $6.1 million and $7.4 million at December 31, 2008 and 2007, respectively.

        The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company's consolidated balance sheets at December 31, (in thousands):

	2008	2007
Change in benefit obligations:
Benefit obligation at the beginning of year	$7,783	$6,479
Service cost	199	176
Interest cost	374	359
Employee contributions	44	40
Actuarial loss	(314)	(153)
Benefits paid	(256)	(289)
Currency translation	(1,506)	1,171

Benefit obligation at end of year	$6,324	$7,783

	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	$6,883	$5,683
Actual return on plan assets	(843)	(39)
Employer contributions	555	456
Employee contributions	44	40
Benefits paid	(256)	(289)
Currency translation	(1,261)	1,032

Fair value of plan assets at end of year	$5,122	$6,883

	2008	2007
Unfunded pension liability (included in other long-term liabilities)	$(1,202)	$(900)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) EMPLOYEE BENEFIT PLANS (Continued)

        The Company's weighted average asset allocations at December 31, 2008 and 2007 were as follows:

	2008	2007
Equity securities	55%	63%
Debt securities	39%	32%
Cash and cash equivalents	6%	5%

Total	100%	100%

        The Company expects to contribute $408 thousand to this pension plan in 2009.

        Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

Expected benefit payments
2009	$240
2010	255
2011	255
2012	287
2013	288
2014-2018	1,936

        The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions established annually by the Board of Directors. The Company expensed $1.0 million, expensed $0.8 million, and recognized income of $0.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(16) SEGMENT REPORTING

        The Company has two reportable segments: Technical Services and Site Services. Technical Services includes:

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT REPORTING (Continued)

demand, and then to deliver waste to a permitted facility. From the service centers, chemists can also be dispatched to a customer location for the collection of chemical waste for disposal.

        Site Services provides highly skilled experts utilizing specialty equipment and resources to perform services, such as industrial maintenance, surface remediation, groundwater restoration, site and facility decontamination, emergency response, site remediation, PCB disposal, oil disposal, analytical testing services, information management services and personnel training. The Company offers outsourcing services for customer environmental management programs as well, and provides analytical testing services, information management and personnel training services.

        The Company markets these services through its sales organizations and, in many instances, services in one area of the business support or lead to work in other service lines. Expenses associated with the sales organizations are allocated based on direct revenues by segment.

        Performance of the Technical Services and Site Services segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, severance charges, other refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing ("Adjusted EBITDA Contribution"). Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers.

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

        The following table reconciles third party revenues to direct revenues for the twelve-month periods ended December 31, 2008, 2007 and 2006 (in thousands). Third party revenues are revenues billed to the Company's customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Year Ended December 31, 2008
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$682,486	$348,208	$19	$1,030,713
Intersegment revenues, net	29,804	(27,618)	(2,186)	—

Direct revenues	$712,290	$320,590	$(2,167)	$1,030,713

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT REPORTING (Continued)

	For the Year Ended December 31, 2007
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$655,181	$291,697	$39	$946,917
Intersegment revenues, net	17,032	(15,882)	(1,150)	—

Direct revenues	$672,213	$275,815	$(1,111)	$946,917

	For the Year Ended December 31, 2006
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$542,589	$287,243	$(23)	$829,809
Intersegment revenues, net	15,818	(16,151)	333	—

Direct revenues	$558,407	$271,092	$310	$829,809

        The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments.

	For the Year Ended December 31,
	2008	2007	2006
Adjusted EBITDA:
Technical Services	179,993	157,782	123,347
Site Services	52,587	46,044	44,743
Corporate Items	(69,361)	(70,529)	(48,155)

Total	163,219	133,297	119,935

Reconciliation to Consolidated Statements of Income:
Depreciation and amortization	44,471	37,590	35,339
Accretion of environmental liabilities	10,776	10,447	10,220

Income from operations	107,972	85,260	74,376
Other (income) expense	119	(135)	447
Loss on early extinguishment of debt	5,473	—	8,529
Interest expense, net of interest income	8,403	13,157	12,447

Income before provision for income taxes	$93,977	$72,238	$52,953

Revenue, property, plant and equipment and intangible assets outside of the United States

        For the year ended December 31, 2008, the Company derived approximately $897.2 million or 87.0% of revenues from customers located in the United States and Puerto Rico, approximately $132.8 million or 12.9% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2007, the Company derived approximately $821.9 million or 86.8% of revenues from customers located in the United States and Puerto Rico, approximately $124.0 million or 13.1% of revenues from customers located in Canada, and less than

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT REPORTING (Continued)

1.0% of revenues from customers in Mexico. For the year ended December 31, 2006, the Company derived approximately $712.9 million or 85.9% of revenues from customers located in the United States and Puerto Rico, approximately $116.2 million or 14.06% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

        As of December 31, 2008, the Company had property, plant and equipment, net of depreciation and amortization of $295.5 million, and permits and other intangible assets of $71.8 million. Of these totals, $30.9 million or 10.5% of property, plant and equipment and $18.8 million or 26.2% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico). As of December 31, 2007, the Company had property, plant and equipment, net of depreciation and amortization of $262.6 million, and permits and other intangible assets of $74.8 million. Of these totals, $31.9 million or 12.2% of property, plant and equipment and $26.5 million or 35.5% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

        The following table presents assets by reported segment and in the aggregate (in thousands):

	As of December 31,
	2008	2007
Property, plant and equipment, net:
Technical Services	$232,912	$216,796
Site Services	31,982	20,105
Corporate or other assets	30,567	25,700

Total Property, plant and equipment, net	$295,461	$262,601

Intangible assets:
Technical Services
Goodwill	$22,417	$21,424
Permits and other intangibles, net	63,003	69,995

Total Technical Services	85,420	91,419

Site Services
Goodwill	2,161	148
Permits and other intangibles, net	8,751	4,814

Total Site Services	10,912	4,962

Total Intangible assets	$96,332	$96,381

        The following table presents the total assets by reported segment (in thousands):

	As of December 31,
	2008	2007
Site Services	$53,677	$37,710
Technical Services	441,422	369,053
Corporate Items	403,237	363,125

Total	$898,336	$769,888

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT REPORTING (Continued)

        The following table presents the total assets by geographical area (in thousands):

	As of December 31,
	2008	2007
United States	$771,751	$631,630
Canada	126,585	138,258

Total	$898,336	$769,888

(17) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2008
Revenues	$242,509	$265,259	$273,157	$249,788
Cost of revenues	170,194	178,384	187,063	172,179
Gross Profit	72,315	86,875	86,094	77,609
Income from operations	20,000	29,847	31,260	26,865
Other income (expense)	(104)	59	(104)	30
Net income	8,922	15,987	14,628	17,949
Basic income per share	0.44	0.71	0.62	0.76
Diluted income per share	0.43	0.70	0.61	0.75

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2007
Revenues	$205,024	$238,708	$245,507	$257,678
Cost of revenues	151,604	165,282	169,007	178,547
Gross Profit	53,420	73,426	76,500	79,131
Income from operations	10,653	23,627	25,879	25,101
Other income (expense)	6	(5)	61	73
Net income	3,501	11,188	12,940	16,569
Basic income per share	0.17	0.56	0.65	0.83
Diluted income per share	0.17	0.54	0.63	0.81

        Earnings per share are computed independently for each of the quarters presented. Due to this, the 2008 and 2007 quarterly basic and diluted earnings per share do not equal the total computed for the year.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

        On June 30, 2004, $150.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent's material subsidiaries organized in the United States. As of December 31, 2008, the principal balance of the outstanding senior secured notes was $23.0 million. The notes are not guaranteed by the Company's Canadian, Mexican and Puerto Rican subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

        Following is the condensed consolidating balance sheet at December 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$121,894	$67,934	$59,696	$—	$249,524
Intercompany receivables	—	—	72,072	(72,072)	—
Other current assets	20,970	196,914	21,644	—	239,528
Property, plant and equipment, net	—	264,160	31,301	—	295,461
Investments in subsidiaries	418,048	169,135	91,654	(678,837)	—
Intercompany note receivable	—	98,039	3,701	(101,740)	—
Other long-term assets	14,650	75,005	24,168	—	113,823

Total assets	$575,562	$871,187	$304,236	$(852,649)	$898,336

Liabilities and Stockholders' Equity:
Current liabilities	$1,627	$163,928	$15,818	$—	$181,373
Intercompany payables	34,552	37,520	—	(72,072)	—
Closure, post-closure and remedial liabilities, net	—	145,650	15,611	—	161,261
Long-term obligations	52,870	—	—	—	52,870
Capital lease obligations, net	—	270	90	—	360
Intercompany note payable	3,701	—	98,039	(101,740)	—
Other long-term liabilities	53,766	3,867	15,794	—	73,427

Total liabilities	146,516	351,235	145,352	(173,812)	469,291
Stockholders' equity	429,046	519,952	158,884	(678,837)	429,045

Total liabilities and stockholders' equity	$575,562	$871,187	$304,236	$(852,649)	$898,336

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the consolidating statement of income for the year ended December 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$886,880	$150,299	$(6,466)	$1,030,713
Cost of revenues	—	622,351	91,935	(6,466)	707,820
Selling, general and administrative expenses	22	138,078	21,574	—	159,674
Accretion of environmental liabilities	—	9,718	1,058	—	10,776
Depreciation and amortization	—	39,527	4,944	—	44,471

Income from operations	(22)	77,206	30,788	—	107,972
Other income (expense)	—	(121)	2	—	(119)
Loss on early extinguishment of debt	(5,473)	—	—	—	(5,473)
Interest income (expense), net	(9,026)	(658)	1,281	—	(8,403)
Equity in earnings of subsidiaries	91,282	23,137	—	(114,419)	—
Intercompany dividend income (expense)	10,160	—	12,913	(23,073)	—
Intercompany interest income (expense)	—	12,457	(12,457)	—	—

Income before provision for income taxes	86,921	112,021	32,527	(137,492)	93,977
Provision for income taxes	29,435	283	6,773	—	36,491

Net income	$57,486	$111,738	$25,754	$(137,492)	$57,486

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the consolidating statement of income for the year ended December 31, 2007 (in thousands):

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the consolidating statement of income for the year ended December 31, 2006 (in thousands):

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(31,148)	$112,187	$28,551	$109,590

Cash flows from investing activities:
Additions to property, plant and equipment	—	(47,688)	(9,774)	(57,462)
Acquisitions, net of cash acquired	(27,628)	—	—	(27,628)
Purchase of available-for-sale securities	(2,000)	—	(529)	(2,529)
Proceeds from insurance claims	—	—	346	346
Sales of marketable securities	4,350	—	—	4,350
Proceeds from sale of fixed assets and assets held for sale	—	522	15	537
Costs to obtain or renew permits	—	(2,119)	(10)	(2,129)

Net cash from investing activities	(25,278)	(49,285)	(9,952)	(84,515)

Cash flows from financing activities:
Change in uncashed checks	—	1,922	591	2,513
Proceeds from exercise of stock options	2,082	—	—	2,082
Proceeds from exercise of warrants	2,789	—	—	2,789
Remittance of shares	(483)	—	—	(483)
Excess tax benefit from stock-based compensation	3,504	—	—	3,504
Proceeds from employee stock purchase plan	1,820	—	—	1,820
Payments on capital leases	—	(398)	(87)	(485)
Proceeds from issuance of common stock, net	173,541	—	—	173,541
Principal payments on debt	(68,486)	—	—	(68,486)
Intercompany financing	27,628	(27,628)	—	—
Dividends (paid) received	—	(11,326)	11,326	—
Interest (payments) / received	—	10,161	(10,161)	—

Net cash from financing activities	142,395	(27,269)	1,669	116,795

Effect of exchange rate change on cash	—	—	(11,884)	(11,884)

Increase in cash and cash equivalents	85,969	35,633	8,384	129,986
Cash and cash equivalents, beginning of year	35,925	32,301	51,312	119,538

Cash and cash equivalents, end of year	$121,894	$67,934	$59,696	$249,524

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2007 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$31,443	$24,789	$23,763	$79,995

Cash flows from investing activities:
Additions to property, plant and equipment	—	(29,627)	(6,901)	(36,528)
Acquisitions, net of cash acquired	(7,410)	—	—	(7,410)
Purchase of available-for-sale securities	(2,225)	(85)	—	(2,310)
Proceeds from insurance claims	—	—	944	944
Sales of marketable securities	3,200	—	—	3,200
Proceeds from sale of fixed assets and assets held for sale	—	305	310	615
Costs to obtain or renew permits	—	(1,296)	(6)	(1,302)

Net cash from investing activities	(6,435)	(30,703)	(5,653)	(42,791)

Cash flows from financing activities:
Change in uncashed checks	—	(3,846)	(2,070)	(5,916)
Proceeds from exercise of stock options	1,647	—	—	1,647
Dividend payments on preferred stock	(206)	—	—	(206)
Excess tax benefit from stock-based compensation	6,386	—	—	6,386
Deferred financing costs incurred	(32)	—	—	(32)
Proceeds from employee stock purchase plan	1,169	—	—	1,169
Proceeds from exercise of warrants	1,200	—	—	1,200
Redemption of Series B preferred stock	—	—	—	—
Payments on capital leases	—	(1,239)	(216)	(1,455)
Dividends (paid) received	—	(11,777)	11,777	—
Other	(69)	—	—	(69)
Interest (payments) / received	—	10,223	(10,223)	—

Net cash from financing activities	10,095	(6,639)	(732)	2,724

Effect of exchange rate change on cash	—	—	6,060	6,060

Increase (decrease) in cash and cash equivalents	35,103	(12,553)	23,438	45,988
Cash and cash equivalents, beginning of year	822	44,854	27,874	73,550

Cash and cash equivalents, end of year	$35,925	$32,301	$51,312	$119,538

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2006 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$69,517	$(18,092)	$9,957	$61,382

Cash flows from investing activities:
Additions to property, plant and equipment	—	(35,507)	(5,161)	(40,668)
Acquisition of Teris LLC	(51,492)	—	—	(51,492)
Proceeds from sale of restricted investments	3,469	—	—	3,469
Purchase of available-for-sale securities	(11,750)	(43,878)	—	(55,628)
Proceeds from insurance claims	384	—	—	384
Sales of marketable securities	1,650	43,738	—	45,388
Proceeds from sale of fixed assets and assets held for sale	—	2,010	—	2,010
Costs to obtain or renew permits	—	(2,348)	—	(2,348)

Net cash from investing activities	(57,739)	(35,985)	(5,161)	(98,885)

Cash flows from financing activities:
Change in uncashed checks	—	1,942	1,186	3,128
Proceeds from exercise of stock options	2,354	—	—	2,354
Dividend payments on preferred stock	(276)	—	—	(276)
Excess tax benefit from stock-based compensation	5,239	—	—	5,239
Deferred financing costs incurred	(983)	—	—	(983)
Proceeds from employee stock purchase plan	801	—	—	801
Payments on capital leases	—	(1,850)	(261)	(2,111)
Dividends (paid) received	—	(11,810)	11,810	—
Proceeds from term loan	30,000	—	—	30,000
Principal payments on debt)	(58,482)	—	—	(58,482)

Net cash from financing activities	(21,347)	(11,718)	12,735	(20,330)

Effect of exchange rate change on cash	—	—	(1,066)	(1,066)

Increase (decrease) in cash and cash equivalents	(9,569)	(65,795)	16,465	(58,899)
Cash and cash equivalents, beginning of year	10,391	110,649	11,409	132,449

Cash and cash equivalents, end of year	$822	$44,854	$27,874	$73,550

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2008

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2006	$2,419	$1,089	$978	$2,530
2007	$2,530	$141	$1,721	$950
2008	$950	$244	$189	$1,005

(a)
Amounts deemed uncollectible, net of recoveries.

Sales Allowance	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2006	$2,845	$11,069	$12,173	$1,741
2007	$1,741	$18,644	$15,230	$5,155
2008	$5,155	$16,265	$15,702	$5,718

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Reserves	Balance End of Period
2006	$30,522	$(14,082)	$(4,037)	$12,403
2007	$12,403	$(765)	$(1,613)	$10,025
2008	$10,025	$786	$—	$10,811

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

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

        Based on their evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008 based on the criteria in the Internal Control—Integrated Framework and that the material weakness in the internal control over financial reporting related to the income tax accounting process identified in the Form 10-K for the year ended December 31, 2007 has been remediated.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2008, which is included below in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        Except as otherwise discussed below, there have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation of Material Control Weakness

        As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and quarterly reports on Form 10-Q for the quarters ended September 30, 2008, June 30, 2008, and March 31, 2008, the Company's management concluded that the Company's internal control over financial reporting relating to its income tax accounting process was not effective as of December 31, 2007. Errors were detected in the annual tax accounting calculations resulting from: (i) historical tax accounting analyses not being prepared in sufficient detail, (ii) current period tax accounting calculations not being accurately prepared, and (iii) reviews of tax accounting calculations not being performed with sufficient precision.

        During the year ended December 31, 2008, the Company implemented the following measures to address this material weakness: (i) hired an experienced Tax Director and Tax Manager; (ii) assessed the adequacy of internal resources; hired additional resources and continued to recruit additional staff; (iii) strengthened the oversight and review of tax calculations and compliance documentation; and (iv) engaged consultants to simplify, enhance and test the tax provision process, including identification of contemporaneous documentation.

        The Company's management believes these actions have strengthened the Company's internal control over financial reporting and addressed the material weakness identified above. Based on the Company's testing of the enhanced procedures, management determined that, as of December 31, 2008, the Company has remediated the material weakness in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

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
Norwell, Massachusetts

        We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 2, 2009

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2009 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2009.

        For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2009 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2009 Annual Meeting of Stockholders, the following table includes information as of December 31, 2008 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	219,943	$20.45	527,653

(1)
Includes: (i) the Company's 1992 Equity Incentive Plan (the "1992 Plan") which expired in 2002, but under which there were outstanding on December 31, 2008, options for an aggregate of 33,500 shares; and (ii) the Company's 2000 Stock Incentive Plan under which there were on December 31, 2008, outstanding options for an aggregate of 186,443 shares, and 527,653 shares were available for grant of future options or restricted stock awards.

        In addition, the Company has an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2008, there were 482,340 shares reserved for future issuance under the ESPP.

        Note 15, "Employee Benefit Plans," to the financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this report presents further information about the plans summarized above.

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

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(6)
3.4B	Amended and Restated By-Laws of Clean Harbors, Inc.	(7)

Item No.	Description	Location
4.28B	Amended and Restated Loan and Security Agreement dated June 30, 2004, and amended and restated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(8)
4.28C	Revolving Term Note dated December 1, 2005 executed by Clean Harbors, Inc.	(8)
4.28D	Amendment No. 1 dated as of April 4, 2006, to (a) the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto, and (b) the Amended and Restated Security Agreement, dated as of December 1, 2005, among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc., U.S. Bank National Association, as trustee for the second lien note creditors (as defined therein), and Credit Suisse, as collateral agent and administrative agent for the LC Facility	(9)
4.28E	Amendment No. 2 dated as of July 20, 2006, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(10)
4.28F	Term Loan Supplement dated as of August 18, 2006 among Clean Harbors, Inc. and the Subsidiaries party thereto, the Term Loan Lenders party thereto, Credit Suisse Securities (USA) LLC, as Arranger, Credit Suisse, as LC Facility Administrative Agent and LC Facility Collateral Agent, and the Guarantors party thereto	(11)

Item No.	Description	Location
4.28G	Joinder Agreement dated as of August 18, 2006, made by Clean Harbors El Dorado, LLC, and Clean Harbors Wilmington, LLC, in favor of (a) Credit Suisse, as LC Facility Collateral Agent and LC Facility Administrative Agent, and (b) Bank of America, N.A., as Administrative Agent for the Revolving Facility	(11)
4.28H	Assumption Agreement dated as of August 18, 2006 made by Clean Harbors El Dorado, LLC, and Clean Harbors Wilmington, LLC, in favor of Credit Suisse, as Collateral Agent and LC Facility Agent	(11)
4.28I	Amendment No. 3 dated as of October 16, 2006, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(12)
4.28J	Joinder Agreement dated as of March 21, 2008, made by Clean Harbors Recycling Services of Ohio, LLC, Clean Harbors Recycling Services of Chicago, LLC and Clean Harbors Development, LLC, in favor of (a) Credit Suisse, as LC Facility Collateral Agent and LC Facility Administrative Agent, and (b) Bank of America, N.A., as Administrative Agent for the Revolving Facility	(13)
4.28K	Assumption Agreement dated as of March 21, 2008, made by Clean Harbors Recycling Services of Ohio, LLC, Clean Harbors Recycling Services of Chicago, LLC and Clean Harbors Development, LLC, in favor of Credit Suisse, as Collateral Agent and LC Facility Agent	(13)
4.28L	Amendment No. 4 dated as of June 25, 2008, to the Amended and Restated Loan and Security Agreement dated as of December 1, 2005 by and among Credit Suisse, as administrative agent for the LC Facility (as defined therein), Bank of America, N.A., as administrative agent for the Revolving Facility (as defined therein) and as syndication agent for the LC Facility, Banc of America Securities LLC, as sole arranger under the Revolving Facility, Credit Suisse, as sole bookrunner under the LC Facility, Credit Suisse and Banc of America Securities LLC, as joint lead arrangers under the LC Facility, Clean Harbors, Inc., the Canadian Borrowers (as defined therein), and the other subsidiaries of Clean Harbors, Inc. from time to time a party thereto	(13)
4.28M	Joinder Agreement dated as of Febuary 27, 2009 made by EnviroSORT Inc., in favor of (a) Credit Suisse, as LC Facility Collateral Agent and LC Facility Administrative Agent, and (b) Bank of America, N.A., as administrative agent for the Revolving Facility, and Bank of America, N.A. (Canada Branch), as Canadian Collateral Agent	Filed herewith

Item No.	Description	Location
4.29A	Amended and Restated Security Agreement dated as of June 30, 2004 and amended and restated as of December 1, 2005, among Clean Harbors, Inc., various subsidiaries of Clean Harbors, Inc. in favor of Credit Suisse, as collateral agent (and as administrative agent under the LC Facility (as defined therein), for the benefit of the Secured Creditors (as defined therein), and acknowledged and agreed to by U.S. Bank National Association, solely in its capacity as trustee under the Senior Second Lien Notes Indenture (as defined therein) and not individually	(8)
4.32	Indenture dated as of June 30, 2004 by and among Clean Harbors, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee	(13)
4.32A	Supplemental Indenture dated as of August 18, 2006, among Clean Harbors, Inc., Clean Harbors El Dorado, LLC, Clean Harbors Wilmington, LLC, and U.S. Bank National Association, as Trustee	(11)
4.32B	Supplemental Indenture dated as of March 21, 2008, among Clean Harbors, Inc., Clean Harbors Recycling Services of Chicago, LLC, Clean Harbors Recycling Services of Ohio, LLC, Clean Harbors Development, LLC, and U.S. Bank National Association, as Trustee	(15)
10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(14)
10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(16)
10.38*	Clean Harbors, Inc. 1992 Equity Incentive Plan	(17)
10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(18)
10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(19)
10.42*	Clean Harbors, Inc. 2000 Stock Incentive Plan	(20)
10.42A*	Standard form of Non-Qualified Stock Option Agreement for employees	(21)
10.42B*	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers	(21)
10.42C*	Form of Non-Qualified Stock Option Agreement for non-employee directors	(21)
10.42D*	First Amendment to Clean Harbors, Inc. 2000 Stock Incentive Plan	(22)
10.42E*	Form of Restricted Stock Award Agreement	(23)
10.42F*	Form of Performance-Based Restricted Stock Award	(9)
10.43*	Key Employee Retention Plan	(24)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)

Item No.	Description	Location
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.50*	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(25)
10.51	Purchase and Sale Agreement by and between SITA U.S.A. Inc. and Clean Harbors, Inc. for all of the outstanding ownership interests in Teris L.L.C. dated as of May 3, 2006	(9)
10.52*	Clean Harbors, Inc. Management Incentive Plan	(26)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith
32	Section 1350 Certifications	Filed herewith

(*)
A "management contract or compensatory plan or arrangement" filed as an exhibit to this report pursuant to Item 15(f) of Form 10-K.

(1)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on February 28, 2002.

(2)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on September 25, 2002.

(5)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(7)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on April 4, 2005.

(8)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 2, 2005.

(9)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2006.

(10)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2006.

(11)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 18, 2006.

(12)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended September 30, 2006.

(13)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2008.

(14)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2004.

(15)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2008.

(16)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 1993.

(17)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 1992.

(18)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 1994.

(19)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period Ended June 30, 1995.

(20)
Incorporated by reference to the Company's definitive Proxy Statement filed on April 28, 2000.

(21)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2004.

(22)
Incorporated by reference to the similarly numbered exhibit to the Company's definitive Proxy Statement filed on April 15, 2005.

(23)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 2005.

(24)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(25)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 1, 2005.

(26)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 15, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM Alan S. McKim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman of the Board of Directors, President and Chief Executive Officer	March 2, 2009
/s/ JAMES M. RUTLEDGE James M. Rutledge	Executive Vice President, Chief Financial Officer	March 2, 2009
/s/ JOHN R. BEALS John R. Beals	Vice President, Controller and Chief Accounting Officer	March 2, 2009
* Gene Banucci	Director	March 2, 2009
* John D. Barr	Director	March 2, 2009
* John P. DeVillars	Director	March 2, 2009
* John F. Kaslow	Director	March 2, 2009
* Daniel J. McCarthy	Director	March 2, 2009
* John T. Preston	Director	March 2, 2009
* Andrea Robertson	Director	March 2, 2009
* Thomas J. Shields	Director	March 2, 2009
* Lorne R. Waxlax	Director	March 2, 2009

By:	/s/ ALAN S. MCKIM Alan S. McKim Attorney-in-Fact