Form 10-Q
period 2009-03-31
CLEAN HARBORS INC
filed 2009-05-08
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	23,328,008
(Class)	(Outstanding at May 6, 2009)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash and cash equivalents	$226,961	$249,524
Marketable securities	270	175
Accounts receivable, net of allowances aggregating $6,205 and $6,723, respectively	150,297	174,990
Unbilled accounts receivable	6,385	5,545
Deferred costs	5,116	5,877
Prepaid expenses and other current assets	17,553	13,472
Supplies inventories	27,119	26,905
Deferred tax assets	12,514	12,564
Total current assets	446,215	489,052
Property, plant and equipment:
Land	26,726	26,399
Asset retirement costs (non-landfill)	1,758	1,761
Landfill assets	38,812	35,062
Buildings and improvements	131,722	127,466
Vehicles	45,387	33,502
Equipment	315,249	310,459
Furniture and fixtures	1,663	1,663
Construction in progress	11,649	13,206
	572,966	549,518
Less—accumulated depreciation and amortization	263,251	254,057
	309,715	295,461
Other assets:
Long-term investments	6,312	6,237
Deferred financing costs	2,688	3,044
Goodwill	29,765	24,578
Permits and other intangibles, net of accumulated amortization of $41,263 and $40,303, respectively	70,264	71,754
Deferred tax assets	5,464	5,454
Other	2,623	2,756
Total other assets	117,116	113,823
Total assets	$873,046	898,336

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Current liabilities:
Uncashed checks	$7,108	$7,733
Current portion of capital lease obligations	189	400
Accounts payable	48,866	63,885
Deferred revenue	21,399	24,190
Accrued expenses	55,473	67,901
Current portion of closure, post-closure and remedial liabilities	17,838	17,264
Total current liabilities	150,873	181,373
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,376 and $6,383, respectively	27,432	26,254
Remedial liabilities, less current portion of $12,462 and $10,881, respectively	133,589	135,007
Long-term obligations	52,880	52,870
Capital lease obligations, less current portion	295	360
Unrecognized tax benefits and other long-term liabilities	74,476	73,427
Total other liabilities	288,672	287,918

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 23,757,541 and 23,733,257 shares, respectively	238	237
Treasury stock	(1,809)	(1,653)
Additional paid-in capital	355,332	353,950
Accumulated other comprehensive loss	(2,414)	(688)
Accumulated earnings	82,154	77,199
Total stockholders’ equity	433,501	429,045
Total liabilities and stockholders’ equity	$873,046	$898,336

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues	$206,306	$242,509
Cost of revenues (exclusive of items shown separately below)	143,513	170,194
Selling, general and administrative expenses	37,369	39,170
Accretion of environmental liabilities	2,650	2,670
Depreciation and amortization	12,061	10,475
Income from operations	10,713	20,000
Other income (expense)	33	(104)
Interest (expense), net of interest income of $390 and $1,062, respectively	(1,380)	(3,385)
Income before provision for income taxes	9,366	16,511
Provision for income taxes	4,411	7,589
Net income	$4,955	$8,922

Earnings per share:
Basic	$0.21	$0.44
Diluted	$0.21	$0.43

Weighted average common shares outstanding	23,748	20,357
Weighted average common shares outstanding plus potentially dilutive common shares	23,862	20,910

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,955	$8,922
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,061	10,475
Allowance for doubtful accounts	502	(146)
Amortization of deferred financing costs and debt discount	366	609
Accretion of environmental liabilities	2,650	2,670
Changes in environmental liability estimates	(230)	(62)
Deferred income taxes	(353)	(41)
Stock-based compensation	762	733
Excess tax benefit of stock-based compensation	(18)	(1,604)
Income tax benefit related to stock option exercises	17	1,610
(Gain) loss on sale of fixed assets and assets held for sale	(33)	104
Environmental expenditures	(2,213)	(1,871)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	25,212	15,077
Other current assets	(2,389)	(2,281)
Accounts payable	(12,825)	(7,365)
Other current liabilities	(16,553)	(13,814)
Net cash from operating activities	11,911	13,016
Cash flows from investing activities:
Additions to property, plant and equipment	(23,936)	(19,207)
Acquisitions, net of cash acquired	(6,209)	(27,427)
Costs to obtain or renew permits	(264)	(1,393)
Proceeds from sales of fixed assets and assets held for sale	50	7
Sales of marketable securities	—	850
Net cash from investing activities	(30,359)	(47,170)
Cash flows from financing activities:
Change in uncashed checks	(595)	1,402
Proceeds from exercise of stock options	67	731
Remittance of shares	(156)	—
Proceeds from employee stock purchase plan	585	379
Payments on capital leases	(273)	(1,666)
Payment on acquired debt	(2,538)	—
Excess tax benefit of stock-based compensation	18	1,604
Net cash from financing activities	(2,892)	2,450
Effect of exchange rate change on cash	(1,223)	(1,681)
Decrease in cash and cash equivalents	(22,563)	(33,385)
Cash and cash equivalents, beginning of period	249,524	119,538
Cash and cash equivalents, end of period	$226,961	86,153

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$2,150	$6,386
Income taxes paid	4,741	9,568
Non-cash investing and financing activities:
Liabilities assumed in acquisition	$3,901	$—
Property, plant and equipment accrued	$3,558	$5,099

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock					Accumulated
	Number of Shares	S 0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive Loss	Accumulated Earnings	Total Stockholder’s Equity
Balance at January 1, 2009	23,733	$237	$(1,653)	$353,950		$(688)	$77,199	$429,045
Net income	—	—	—	—	$4,955	—	4,955	4,955
Unrealized gain on long-term investments, net of taxes	—	—	—	—	157	157	—	157
Foreign currency translation	—	—	—	—	(1,883)	(1,883)	—	(1,883)
Comprehensive income	—	—	—	—	$3,229	—	—	—
Stock-based compensation	12	—	—	762		—	—	762
Issuance of restricted shares, net of shares remitted	(4)	—	(156)	—			—	(156)
Exercise of stock options	6	1	—	66		—	—	67
Net tax deficit on exercise of stock options	—	—	—	(31)		—	—	(31)
Employee stock purchase plan	11	—	—	585		—	—	585
Balance at March 31, 2009	23,758	$238	$(1,809)	$355,332		$(2,414)	$82,154	$433,501

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its wholly-owned subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141R on January 1, 2009 and has expensed $0.6 million of acquisition related costs that, prior to the adoption of SFAS No. 141R, would have been included as part of the purchase price. In addition, under the provisions of SFAS 141R, future reversal of the Company’s current acquisition-related tax reserves of approximately $11.1 million, to the extent (if any) that the Company concludes in the future that such reversal is then appropriate, will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets. If recognized, this will affect the Company’s annual effective income tax rate.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 on January 1, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141”), and other US generally accepted accounting principles (“GAAP”). The Company adopted FSP SFAS No. 142-3 on January 1, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.

In June 2008, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time.  The Company adopted EITF No. 08-3 on January 1, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for the Company as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will have no material impact on the Company’s financial position, results of operations or cash flow.

In April 2009, the FASB issued two FASB Staff Positions (“FSP”) to provide additional guidance regarding (1) measuring the fair value of financial instruments when a market becomes inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt instruments. The FASB also issued a third FSP to require disclosure of fair values of certain financial instruments in interim financial statements. These FSPs, further described below, are effective for interim and annual periods ending after June 15, 2009, but can be early adopted for interim and annual periods ended after March 15, 2009.

FSP SFAS No. 157-4, Determining Whether a Market for an Asset or Liability is Active or Inactive and Determining When a Transaction is  Distressed (“FSP SFAS 157-4”), provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability.  The Company adopted FSP SFAS 157-4 in the period ended March 31, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flow.

FSP SFAS No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”), changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exits, an entity will asses the likelihood of selling the security prior to recovering its cost basis, rather than assessing whether it has the intent and ability to hold a security to recovery.  The Company adopted FSP SFAS 115-2/124-2 in the period ended March 31, 2009, and has determined that the cumulative $0.7 million impairment related to the fair value of its auction rate securities continues to be temporary.

FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. 107-1), expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to interim financial statements. The provisions of this FSP are effective for periods ending after June 15, 2009, and can only be early adopted for periods ended after March 15, 2009 with an entity’s simultaneous adoption of FSP SFAS 157-4 and FSP FAS 115-2.  The Company intends to adopt FSP No. 107-1 effective for the period ending June 30, 2009.  FSP No. 107-1 will impact future quarterly disclosures only and therefore will have no impact on the Company’s financial position, results of operations or cash flow.

(3) BUSINESS COMBINATIONS

On February 27, 2009, the Company acquired 100% of the outstanding stock of privately-held EnviroSORT Inc. (“EnviroSORT”) for a preliminary purchase price of $9.9 million. The preliminary purchase price included the assumption of $2.5 million of debt and $0.4 million of preliminary post-closing adjustments. The Company paid down the balance of the $2.5 million assumed debt on the acquisition date. The acquisition of EnviroSORT is expected to complement and expand the Company’s operations in Western Canada.  The preliminary purchase price is subject to post-closing adjustments which are based upon the amount by which EnviroSORT’s net working capital, as of the closing date, was greater or less than $0.5 million.  The Company has recorded $5.1 million of goodwill to the Technical Services segment, but that amount is preliminary pending the final fair value determinations. The balance of any goodwill is not expected to be deductible for tax purposes.  Acquisition-related costs of $0.2 million were included in selling, general, and administrative expenses for the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company finalized the purchase accounting for the March 2008 acquisitions of two solvent recycling facilities from Safety-Kleen Systems, Inc. and of Universal Environmental, Inc.  There were no adjustments to the purchase price of the solvent recycling facilities after December 31, 2008.  Additional acquisition costs of $0.1 million were recorded against the purchase price of Universal Environmental, Inc., resulting in a final purchase price of $15.1 million.   These additional acquisition costs resulted in an increase of $0.1 million to goodwill.  The working capital adjustment was also finalized and resulted in an increase of less than $0.1 million owed to the seller.

(4) FAIR VALUE MEASUREMENTS

As of March 31, 2009, the Company held certain auction rate securities and marketable securities that are required to be measured at fair value on a recurring basis. The auction rate securities are classified as available for sale and the fair value of these securities as of March 31, 2009 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of March 31, 2009, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education

Loan Program. The Company attributes the decline in the fair value of the securities to external liquidity issues rather than credit issues.  During the three month period ended March 31, 2009, the Company recorded an unrealized pre-tax gain of $0.1 million which is included in accumulated other comprehensive income. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before their recovery. In addition, as of March 31, 2009, the Company continued to earn interest on all of its auction rate securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157, Fair Value Measurement (SFAS 157), at March 31, 2009, were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009

Auction rate securities	$—	$—	$6,312	$6,312
Marketable securities	$270	$—	$—	$270

The following table presents the Company’s long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2009 (in thousands):

2009
Balance at January 1, 2009	$6,237
Total unrealized gains included in other comprehensive income	75
Balance at March 31, 2009	$6,312

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balance as of March 31, 2009 increased $5.2 million from December 31, 2008 to $29.8 million.   The increase was attributed to the acquisition of EnviroSORT ($5.1 million) and final purchase price acquisition costs related to Universal Environmental, Inc. ($0.1 million).   The goodwill related to EnviroSORT includes estimates that are subject to change based upon final fair value determinations.   Below is a summary of amortizable other intangible assets (in thousands):

	March 31, 2009				December 31, 2008
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$93,954	$34,028	$59,926	17.6	$94,446	$33,458	$60,988	17.2
Customer lists and other intangible assets	17,573	7,235	10,338	6.0	17,611	6,845	10,766	6.2
	$111,527	$41,263	$70,264	13.7	$112,057	$40,303	$71,754	13.6

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Insurance	$16,372	$15,361
Interest	631	1,280
Accrued disposal costs	2,059	2,305
Accrued compensation and benefits	13,388	22,952
Other items	23,023	26,003
	$55,473	$67,901

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities for the three months ended March 31, 2009 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2009	$25,269	$7,368	$32,637
New asset retirement obligations	515	—	515
Accretion	786	226	1,012
Changes in estimate recorded to statement of income	(247)	6	(241)
Settlement of obligations	(877)	(194)	(1,071)
Currency translation and other	(37)	(7)	(44)
Balance at March 31, 2009	$25,409	$7,399	$32,808

All of the landfill facilities included in the above were active as of March 31, 2009.

New asset retirement obligations incurred in 2009 are being discounted at the credit-adjusted risk-free rate of 10.57% and inflated at a rate of 1.02%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the three months ended March 31, 2009 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2009	$5,112	$90,291	$50,485	$145,888
Accretion	61	1,039	538	1,638
Changes in estimate recorded to statement of income	—	—	11	11
Settlement of obligations	(20)	(746)	(376)	(1,142)
Currency translation and other	(57)	(10)	(277)	(344)
Balance at March 31, 2009	$5,096	$90,574	$50,381	$146,051

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2009	December 31, 2008
Senior secured notes, at 11.25%, due July 15, 2012	$23,032	$23,032
Revolving facility, due December 1, 2010	—	—
Synthetic letter of credit facility, due December 1, 2010	—	—
Term loan, at 3.02% and 2.97% on March 31, 2009 and December 31, 2008, respectively, due December 1, 2010	30,000	30,000
Less unamortized issue discount	(152)	(162)
Long-term obligations	$52,880	$52,870

At March 31, 2009, the revolving facility had $30.5 million available to borrow, and $39.5 million of letters of credit outstanding. The synthetic line of credit facility had $48.0 million of letters of credit outstanding.  The financing arrangements and principal terms of each are discussed further in the Company’s 2008 Annual Report on Form 10-K. There have not been any material changes in such terms during the first three months of 2009.

(10) COMMITMENTS AND CONTINGENCIES

Legal and Administrative Proceedings

The Company’s waste management services are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to legal or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to applications for permits and licenses by the Company and conformity with legal requirements, alleged violations of existing permits and licenses, or alleged responsibility arising under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties (“third party sites”) to which either the Company or prior owners of certain of the Company’s facilities shipped wastes.

The Company records actual or potential liabilities related to legal or administrative proceedings in accordance with SFAS No. 5. At March 31, 2009, the Company had recorded $24.2 million of reserves in the Company’s financial statements for actual or potential liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below, and the Company believes that it is reasonably possible that the amount of such potential liabilities could be as much as $3.1 million more. The Company periodically adjusts the aggregate amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. Because all of such reasonably possible additional liabilities relate to remedial liabilities, they are reflected in the tables of reasonably possible additional liabilities under the column heading “Remedial Liabilities (Including Superfund) for Non-Landfill Operations” in Note 8, “Remedial Liabilities.”

As of March 31, 2009, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during the three-month period then ended, were as follows:

Ville Mercier.  In September 2002, the Company acquired the stock of a subsidiary (the “Mercier Subsidiary”) which owns a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. By 1972, groundwater contamination had been identified, and the Quebec government provided an alternate water supply to the municipality of Ville Mercier.

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

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At March 31, 2009 and December 31, 2008, the Company had accrued $10.5 million and $10.6 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

CH El Dorado.  In August 2006, the Company purchased all of the outstanding membership interests in Teris LLC (“Teris”) and changed the name of Teris to Clean Harbors El Dorado, LLC (“CH El Dorado”). At the time of the acquisition, Teris was, and CH El Dorado now is, involved in certain legal proceedings arising from a fire on January 2, 2005, at the incineration facility owned and operated by Teris in El Dorado, Arkansas.

CH El Dorado is defending vigorously the claims asserted against Teris in those proceedings, and the Company believes that the resolution of those proceedings will not have a materially adverse affect on the Company’s financial position, results of operations or cash flows. In addition to CH El Dorado’s defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance or the reserves which Teris had established on its books prior to the acquisition. The seller’s parent also guaranteed the indemnification obligation of the seller to the Company.

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

Superfund Proceedings

As of March 31, 2009, the Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 59 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 59 sites, two involve facilities that are now owned by the Company and 57 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 57 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 18 are currently requiring expenditures on remediation, ten are now settled, six are not currently requiring expenditures on remediation, and at one site the Company is contesting the prior owner’s liability with the PRP group. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and two of the Listed Third Party Sites (the Breslube-Penn and Casmalia Sites) are further described below. Also further described below are one third party site (the Marine Shale Site) at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities, certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

Wichita Property.  The Company acquired in 2002 as part of the CSD assets a service center located in Wichita, Kansas (the “Wichita Property”). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the former owner executed a consent decree relating to such site with the EPA, and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. The Company also acquired rights under an indemnification agreement between the former owner and an earlier owner of the Wichita Property, which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.

BR Facility.  The Company acquired in 2002 as part of the CSD assets a former hazardous waste incinerator and landfill in Baton Rouge (“BR Facility”), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a Special Notice Letter to the Company related to the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil’s Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern (“COC”) cited by the EPA. These COCs include substances of the kind found in wastewater and stormwater discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality (the “LDEQ”). The Company cannot presently estimate the potential additional liability for the Devil’s Swamp cleanup until a final remedy is selected by the EPA.

Breslube-Penn Site.  At one of these 35 Listed Third Party Sites, the Breslube-Penn Site, the EPA brought suit in 1997 in the U.S. District Court for the Western District of Pennsylvania against a large number of PRPs for recovery of the EPA’s response costs in connection with that site. The named defendants are alleged to be jointly and severally liable for the remediation of the site and all response costs associated with the site. One of the prior owners, GSX Chemical Services of Ohio (“GSX”), was a named defendant in the original complaint. In 2006, the EPA filed an amended complaint naming the Company as defendant, alleging that the Company was the successor in interest to the liability of GSX.

Casmalia Site.  At one of these 35 Listed Third Party Sites, the Casmalia Resources Hazardous Waste Management Facility (the “Casmalia Site”) in Santa Barbara County, California, the Company received from the EPA a request for information in May 2007. In that request, the EPA is seeking information about the extent to which, if at all, the prior owner transported or arranged for disposal of waste at the Casmalia Site. The Company has not recorded any liability for this new matter on the basis that such transporter or arranger liability is currently neither probable nor estimable.

Marine Shale Site.  Prior to 1996, Marine Shale Processors, Inc. (“Marine Shale”) operated a kiln in Amelia, Louisiana which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the RCRA and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a “sham-recycler” subject to the regulation and permitting requirements as a hazardous waste incinerator under RCRA, that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale’s continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996, when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shutdown its operations.

On May 11, 2007, the EPA and the LDEQ issued a Special Notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but Marine Shale was not included as a Listed Third Party Site in connection with the Company’s acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the “Site Group”) to retain common counsel and participate in further negotiations with the EPA and the LDEQ regarding a remedial investigation feasibility study directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. As of both March 31, 2009 and December 31, 2008, the amount of the Company’s remaining reserves relating to the Marine Shale site was $3.8 million.

Certain Other Third Party Sites.  At 14 of the 57 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for waste disposed prior to the Company’s acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 14 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining sites not discussed above, however the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

Other Notifications.  Between September 2004 and May 2006, the Company also received notices from certain of the prior owners of the CSD assets seeking indemnification from the Company at five third party sites which are not included in the 57 third party sites described above that have been designated as Superfund sites or potential Superfund sites and for which those prior owners have been identified as PRPs or potential PRPs. The Company has responded to such letters asserting that the Company has no obligation to indemnify those prior owners for any cleanup and related costs (if any) which they may incur in connection with these five sites. The Company intends to assist those prior owners by providing information that is now in the Company’s possession with respect to those five sites and, if appropriate to participate in negotiations with the government agencies and PRP groups involved. The Company has also investigated the sites to determine the existence of potential liabilities independent from the liability of those former owners, and concluded that at this time the Company is not liable for any portion of the potential cleanup of the five sites, and therefore has not established a reserve.

Federal, State and Provincial Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2009, there were three proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.  One of such other regulatory proceedings is described below.

Thorold Fire.  On February 19, 2007, an explosion and fire occurred at the Company’s Thorold facility in Ontario during non-business hours destroying a storage warehouse and damaging several nearby buildings on site. No employee casualties or injuries were reported. On October 23, 2007 the Ontario Ministry of the Environment announced that it had concluded its investigation into the fire and that there were no grounds to initiate action against the Company. This action by the Ontario Ministry of the Environment followed a prior pronouncement by the provincial Ministry of Health that there were no long-term health impacts from the fire. Despite the earlier pronouncements, on February 12, 2009 the Ontario Ministry of the Environment initiated proceedings against one of the Company’s Canadian subsidiaries in the Ontario Court of Justice alleging three violations of the Environmental Protection Act. The Company is evaluating this matter and cannot presently estimate the potential liability.

(11) INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2009 and 2008 was approximately 47% and 46%, respectively.  The increase in the effective tax rate was primarily attributable to lower profits as compared to the proportion of interest and penalties accrued on unrecognized tax benefits.

As of March 31, 2009 the Company’s unrecognized tax benefits were $69.8 million which included $18.0 million of interest and $5.5 million of penalties.  As of December 31, 2008 the Company’s unrecognized tax benefits were $68.7 million which included $17.0 million of interest and $5.2 million of penalties.

(12) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted income per share computations (in thousands except for per share amounts):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income attributable to common stockholders before effect of dilutive securities	$4,955	23,748	$0.21	$8,922	20,357	$0.44
Dilutive effect of equity-based compensation awards and warrants	—	114	—	69	887	(0.01)
Diluted income attributable to common stockholders	$4,955	23,862	$0.21	$8,991	21,244	$0.43

For the three-month periods ended March 31, 2009 and 2008, the dilutive effect of all outstanding options, restricted stock and warrants is included in the above calculations. For the three-month period ended March 31, 2009, excluded from the above calculation were the dilutive effects of 139 thousand outstanding performance stock awards as the performance criteria were not attained at that time and 21 thousand options that were not in-the-money.

(13) STOCK-BASED COMPENSATION

During the three-month period ended March 31, 2009, the Company granted 59,353 performance stock awards with a weighted-average grant-date fair value of $44.58.

The performance stock awards granted in 2009 are subject to achieving predetermined revenue and EBITDA targets for a specified period of time and service conditions.   If the Company does not achieve the performance goals by December 31, 2010, the shares will be forfeited in their entirety.  As of March 31, 2009 management did not believe that it was probable that the performance targets will be achieved, as it is early in the award achievement period.  As a result, no compensation expense was recognized during the three months ended March 31, 2009.

(14) SEGMENT REPORTING

The Company has two reportable segments: Technical Services and Site Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, severance charges, other refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income)

expense, and loss on refinancing (“Adjusted EBITDA”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.

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

The following table reconciles third party revenues to direct revenues for the three-month periods ended March 31, 2009 and 2008 (in thousands). Third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended March 31, 2009
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$143,349	$62,876	$81	$206,306
Intersegment revenues, net	7,717	(7,124)	(593)	—
Direct revenues	$151,066	$55,752	$(512)	$206,306

	For the Three Months Ended March 31, 2008
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$166,312	$76,190	$7	$242,509
Intersegment revenues, net	5,657	(5,183)	(474)	—
Direct revenues	$171,969	$71,007	$(467)	$242,509

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments.

	For the Three Months Ended March 31,
	2009	2008
Adjusted EBITDA:
Technical Services	$35,265	$40,227
Site Services	5,898	7,885
Corporate Items	(15,739)	(14,967)
Total	25,424	33,145

Reconciliation to Consolidated Statement of Income:
Accretion of environmental liabilities	2,650	2,670
Depreciation and amortization	12,061	10,475
Income from operations	10,713	20,000
Other (income) expense	(33)	104
Interest expense, net of interest income	1,380	3,385
Income before provision for income taxes	$9,366	16,511

The following table presents assets by reported segment and in the aggregate (in thousands):

	March 31, 2009	December 31, 2008
Property, plant and equipment, net
Technical Services	$246,014	$232,912
Site Services	34,727	31,982
Corporate or other assets	28,974	30,567
Total property, plant and equipment, net	$309,715	$295,461
Intangible assets:
Technical Services
Goodwill	$27,490	$22,417
Permits and other intangibles, net	61,843	63,003
Total Technical Services	89,333	85,420
Site Services
Goodwill	2,275	2,161
Permits and other intangibles, net	8,421	8,751
Total Site Services	10,696	10,912
Total	$100,029	$96,332

The following table presents the total assets by reported segment (in thousands):

	March 31, 2009	December 31, 2008
Technical Services	$456,785	$441,422
Site Services	57,481	53,677
Corporate Items	358,780	403,237
Total	$873,046	$898,336

The following table presents the total assets by geographical area (in thousands):

	March 31, 2009	December 31, 2008
United States	$746,680	$771,751
Canada	126,366	126,585
Total	$873,046	$898,336

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On June 30, 2004, $150.0 million of Senior Secured Notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent’s material subsidiaries organized in the United States. As of March 31, 2009, the principal balance of the outstanding senior secured notes was $23.0 million. The notes are not guaranteed by the Company’s Canadian, Mexican and Puerto Rican wholly-owned subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at March 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$132,175	$46,595	$48,191	$—	$226,961
Intercompany receivables	—	—	78,410	(78,410)	—
Other current assets	12,352	181,749	25,153	—	219,254
Property, plant and equipment, net	—	275,785	33,930	—	309,715
Investments in subsidiaries	426,726	171,742	91,654	(690,122)	—
Intercompany note receivable	—	95,712	3,701	(99,413)	—
Other long-term assets	14,724	74,156	28,236	—	117,116
Total assets	$585,977	$845,739	$309,275	$(867,945)	$873,046
Liabilities and Stockholders’ Equity:
Current liabilities	$979	$134,299	$15,595	$—	$150,873
Intercompany payables	39,963	38,447	—	(78,410)	—
Closure, post-closure and remedial liabilities, net	—	145,780	15,241	—	161,021
Long-term obligations	52,880	—	—	—	52,880
Capital lease obligations, net	—	234	61	—	295
Intercompany note payable	3,701	—	95,712	(99,413)	—
Other long-term liabilities	54,953	3,910	15,613	—	74,746
Total liabilities	152,476	322,670	142,222	(177,823)	439,545
Stockholders’ equity	433,501	523,069	167,053	(690,122)	433,501
Total liabilities and stockholders’ equity	$585,977	$845,739	$309,275	$(867,945)	$873,046

Following is the condensed consolidating balance sheet at December 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$121,894	$67,934	$59,696	$—	$249,524
Intercompany receivables	—	—	72,072	(72,072)	—
Other current assets	20,970	196,914	21,644	—	239,528
Property, plant and equipment, net	—	264,160	31,301	—	295,461
Investments in subsidiaries	418,048	169,135	91,654	(678,837)	—
Intercompany note receivable	—	98,039	3,701	(101,740)	—
Other long-term assets	14,650	75,005	24,168	—	113,823
Total assets	$575,562	$871,187	$304,236	$(852,649)	$898,336
Liabilities and Stockholders’ Equity:
Current liabilities	$1,627	$163,928	$15,818	$—	$181,373
Intercompany payables	34,552	37,520	—	(72,072)	—
Closure, post-closure and remedial liabilities, net	—	145,650	15,611	—	161,261
Long-term obligations	52,870	—	—	—	52,870
Capital lease obligations, net	—	270	90	—	360
Intercompany note payable	3,701	—	98,039	(101,740)	—
Other long-term liabilities	53,766	3,867	15,794	—	73,427
Total liabilities	146,516	351,235	145,352	(173,812)	469,291
Stockholders’ equity	429,046	519,952	158,884	(678,837)	429,045
Total liabilities and stockholders’ equity	$575,562	$871,187	$304,236	$(852,649)	$898,336

Following is the consolidating statement of income for the three months ended March 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$180,777	$29,815	$(4,286)	$206,306
Cost of revenues	—	126,963	20,836	(4,286)	143,513
Selling, general and administrative expenses	—	32,112	5,257	—	37,369
Accretion of environmental liabilities	—	2,428	222	—	2,650
Depreciation and amortization	—	10,837	1,224	—	12,061
Income from operations	—	8,437	2,276	—	10,713
Other income	—	31	2	—	33
Interest income (expense)	(1,230)	(2,853)	2,703	—	(1,380)
Equity in earnings of subsidiaries	10,403	2,082	—	(12,485)	—
Intercompany dividend income (expense)	—	—	2,748	(2,748)	—
Intercompany interest income (expense)	—	2,651	(2,651)	—	—
Income before provision for income taxes	9,173	10,348	5,078	(15,233)	9,366
Provision for income taxes	4,218	106	87	—	4,411
Net income	$4,955	$10,242	$4,991	$(15,233)	$4,955

Following is the consolidating statement of income for the three months ended March 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$208,858	$38,867	$(5,216)	$242,509
Cost of revenues	—	149,325	26,085	(5,216)	170,194
Selling, general and administrative expenses	—	33,860	5,310	—	39,170
Accretion of environmental liabilities	—	2,391	279	—	2,670
Depreciation and amortization	—	9,211	1,264	—	10,475
Income from operations	—	14,071	5,929	—	20,000
Other income (expense)	—	(108)	4	—	(104)
Interest income (expense)	(3,630)	(169)	414	—	(3,385)
Equity in earnings of subsidiaries	18,262	4,164	—	(22,426)	—
Intercompany dividend income (expense)	—	—	3,409	(3,409)	—
Intercompany interest income (expense)	—	3,289	(3,289)	—	—
Income before provision for income taxes	14,632	21,247	6,467	(25,835)	16,511
Provision for income taxes	5,710	329	1,550	—	7,589
Net income	$8,922	$20,918	$4,917	$(25,835)	$8,922

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$9,767	$3,879	$(1,735)	$11,911
Cash flows from investing activities:
Additions to property, plant and equipment	—	(23,494)	(442)	(23,936)
Costs to obtain or renew permits	—	(261)	(3)	(264)
Proceeds from sales of fixed assets	—	48	2	50
Acquisitions, net of cash acquired	(15)	—	(6,194)	(6,209)
Net cash from investing activities	(15)	(23,707)	(6,637)	(30,359)

Cash flows from financing activities:
Change in uncashed checks	—	(434)	(161)	(595)
Proceeds from exercise of stock options	67	—	—	67
Proceeds from employee stock purchase plan	585	—	—	585
Remittance of shares	(156)	—	—	(156)
Excess tax benefit of stock-based compensation	18	—	—	18
Payments of capital leases	—	(259)	(14)	(273)
Payment on acquired debt	—	—	(2,538)	(2,538)
Intercompany financing	15	(15)	—	—
Interest (payments) / received	—	10,055	(10,055)	—
Dividends (paid) received	—	(10,858)	10,858	—
Net cash from financing activities	529	(1,511)	(1,910)	(2,892)
Effect of exchange rate change on cash	—	—	(1,223)	(1,223)
Increase (decrease) in cash and cash equivalents	10,281	(21,339)	(11,505)	(22,563)
Cash and cash equivalents, beginning of period	121,894	67,934	59,696	249,524
Cash and cash equivalents, end of period	$132,175	$46,595	$48,191	$226,961

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(3,361)	$12,535	$3,842	$13,016
Cash flows from investing activities:
Additions to property, plant and equipment	—	(14,855)	(4,352)	(19,207)
Costs to obtain or renew permits	—	(1,408)	15	(1,393)
Proceeds from sales of fixed assets	—	7	—	7
Sale of marketable securities	850	—	—	850
Acquisitions, net of cash acquired	(27,427)	—	—	(27,427)
Net cash from investing activities	(26,577)	(16,256)	(4,337)	(47,170)

Cash flows from financing activities:
Change in uncashed checks	—	1,458	(56)	1,402
Proceeds from exercise of stock options	731	—	—	731
Proceeds from employee stock purchase plan	379	—	—	379
Payments of capital leases	—	(1,470)	(196)	(1,666)
Excess tax benefit of stock-based compensation	1,604	—	—	1,604
Intercompany financing	27,427	(27,427)	—	—
Net cash from financing activities	30,141	(27,439)	(252)	2,450
Effect of exchange rate change on cash	—	—	(1,681)	(1,681)
Increase (decrease) in cash and cash equivalents	203	(31,160)	(2,428)	(33,385)
Cash and cash equivalents, beginning of period	35,925	32,301	51,312	119,538
Cash and cash equivalents, end of period	$36,128	$1,141	$48,884	$86,153

(16) SUBSEQUENT EVENT

On April 29, 2009 the Company signed a definitive agreement to acquire Eveready Inc. (“Eveready”), an Alberta corporation headquartered in Edmonton, Alberta, for a total purchase price of approximately USD $387 million, based upon an agreed upon price for Clean Harbors’ common stock of USD $48.81 per share.  Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries.  The Company will acquire 100% of Eveready’s outstanding common shares in exchange for approximately USD $49 million in cash (approximately USD $2.64 for each Eveready share), USD $118 million (at the agreed price) in Clean Harbors’ common stock consisting of 2.4 million shares (a ratio of 0.1304 Clean Harbors shares for each Eveready share), and the assumption or payment of approximately USD $220 million of Eveready debt.  The Company anticipates receiving the required approvals and closing the acquisition during the third quarter of 2009. The Company anticipates that this acquisition will enhance the Company’s presence in the industrial services market, broaden the range of services the Company can offer customers of both companies, and advance the Company’s position in the Canadian marketplace.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

General

We provide a wide range of environmental services and solutions to a diversified customer base in the United States, Puerto Rico, Mexico and Canada. Throughout North America, we perform environmental services through a network of service locations, and operate incineration facilities, commercial landfills, wastewater treatment operations, solvent recycling facilities and transportation, storage and disposal facilities, as well as polychlorinated biphenyls (“PCB”) management facilities and oil and used oil products recycling facilities.  We seek to be recognized by customers as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies, breadth of product offerings and cost effectiveness. We view our broad range of services as two major segments—Technical Services and Site Services.

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

Overview

During the three months ended March 31, 2009, our revenues were $206.3 million compared with $242.5 million during the three months ended March 31, 2008. The first quarter of the year has historically been our seasonally weakest quarter due to the timing of customer projects and the effect weather conditions can have on our operations and volumes.  In 2009, our first quarter revenues were further impacted by the current economic environment, severe winter weather in parts of North America, reductions in fuel recovery fees, and the continued weakness of the Canadian dollar.

In our Technical Services segment, these factors translated into decreased volumes at our transportation, storage, and disposal facilities and waste water treatment plants, which were partially offset by the volumes processed through the solvent recycling facilities that we acquired from Safety-Kleen Systems, Inc. in 2008. Incinerator utilization was down to 83.5% for the three months ended March 31, 2009, compared to 92.8% in the same three months in 2008.  This decline was partially caused by more down days for routine maintenance during the first quarter of 2009 and the addition of 40 thousand tons of capacity during the past 12 months. Landfill volumes were essentially in-line with the volumes in the first quarter of 2008.

The decline in our Site Services segment revenues was predominantly attributable to the factors described above, with most of our service lines down due to a combination of weather and the economy. We also did not perform any significant emergency response projects during the quarter.

Our costs of revenues decreased from $170.2 million in the first quarter of 2008 to $143.5 million in the first quarter of 2009. This decrease in expenses is primarily due to the reduction in revenues, but was also attributable to decreases in fuel and energy costs, our continued initiative to actively manage our costs, and specific cost cutting measures initiated as a response to the current economic environment.  An example of our continued initiative to manage our costs was our focus on reducing outside transportation expenses by expanding our internal transportation fleet, making better use of our rail capabilities and capturing related increased efficiencies. These measures helped reduce outside transportation expense in the current period. Even with declines in revenues and increases in costs for certain raw materials, our cost control initiatives enabled us to maintain a stable gross profit margin of 30.4% for the three months ended March 31, 2009, compared to 29.8% for the same period ended March 31, 2008.

During the first quarter of 2009, we completed the acquisition of EnviroSORT Inc., a company focused primarily on providing specialized container management, waste management and recycling services to the oil and gas drilling industry in the Canadian provinces of Alberta, British Columbia, and Saskatchewan. We also announced in April that we signed a definitive agreement to acquire Eveready Inc., a Canadian-based company that provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries.  We expect to receive the required approvals and close the acquisition during the third quarter of this year. We anticipate that both of these acquisitions will enhance and broaden our service offerings, generate significant cross-selling opportunities, increase our presence in Canada, and expand our position in the industrial services market.

Environmental Liabilities

We have accrued environmental liabilities, as of March 31, 2009, of approximately $178.9 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

The Company realized a net benefit in the three months ended March 31, 2009, of $0.2 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded as cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded as selling, general, and administrative costs.  During the three months ended March 31, 2009, the net $0.2 million benefit was recorded as cost of revenues.

Results of Operations

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1, “Financial Statements,” in this report.

	Percentage of Revenues For the Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below):	69.6	70.2
Selling, general and administrative expenses	18.1	16.2
Accretion of environmental liabilities	1.3	1.1
Depreciation and amortization	5.8	4.3
Income from operations	5.2	8.2
Other income (expense)	—	—
Interest expense, net	(0.7)	(1.4)
Income before provision for income taxes	4.5	6.8
Provision for income taxes	2.1	3.1
Net income	2.4%	3.7%

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

Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income (loss) or other measurements under accounting principles generally accepted in the United States. Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net income to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2009	2008
Net income	$4,955	$8,922
Accretion of environmental liabilities	2,650	2,670
Depreciation and amortization	12,061	10,475
Interest expense, net	1,380	3,385
Provision for income taxes	4,411	7,589
Other (income) loss	(33)	104
Adjusted EBITDA	$25,424	$33,145

The following reconciles Adjusted EBITDA to cash from operations:

	For the Three Months ended March 31,
	2009	2008
Adjusted EBITDA	$25,424	$33,145
Interest expense, net	(1,380)	(3,385)
Provision for income taxes	(4,411)	(7,589)
Allowance for doubtful accounts	502	(146)
Amortization of deferred financing costs and debt discount	366	609
Change in environmental liability estimates	(230)	(62)
Deferred income taxes	(353)	(41)
Stock-based compensation	762	733
Excess tax benefit of stock-based compensation	(18)	(1,604)
Income tax benefits related to stock option exercises	17	1,610
Environmental expenditures	(2,213)	(1,871)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	25,212	15,077
Other current assets	(2,389)	(2,281)
Accounts payable	(12,825)	(7,365)
Other current liabilities	(16,553)	(13,814)
Net cash from operating activities	$11,911	$13,016

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended March 31, 2009 and 2008 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 16, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1, “Financial Statements” and in particular Note 13, “Segment Reporting” in this report.

Three months ended March 31, 2009 versus the three months ended March 31, 2008

	Summary of Operations (in thousands)
	For the Three Months Ended March 31,
			$	%
	2009	2008	Change	Change

Direct Revenues:
Technical Services	$151,066	$171,969	$(20,903)	(12.2)%
Site Services	55,752	71,007	(15,255)	(21.5)
Corporate Items	(512)	(467)	(45)	9.6
Total	206,306	242,509	(36,203)	(14.9)

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	99,503	114,478	(14,975)	(13.1)
Site Services	43,296	55,662	(12,366)	(22.2)
Corporate Items	714	54	660	1,222.2
Total	143,513	170,194	(26,681)	(15.7)

Selling, General & Administrative Expenses:
Technical Services	16,298	17,264	(966)	(5.6)
Site Services	6,558	7,460	(902)	(12.1)
Corporate Items	14,513	14,446	67	0.5
Total	37,369	39,170	(1,801)	(4.6)

Adjusted EBITDA (2):
Technical Services	35,265	40,227	(4,962)	(12.3)
Site Services	5,898	7,885	(1,987)	(25.2)
Corporate Items	(15,739)	(14,967)	(772)	5.2
Total	$25,424	33,145	$(7,721)	(23.3)%

(1)                                   Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)                                   See footnote 7 under Item 6, “Selected Financial Data,” for a discussion of Adjusted EBITDA.

Revenues

Technical Services revenues decreased 12.2%, or $20.9 million, in the three-months ended March 31, 2009 from the comparable period in 2008 due to reductions in volumes being processed through our transportation, storage and disposal facilities network and waste water treatment facilities ($12.4 million) as well as at the Canadian landfills and incinerators.  The weakening Canadian dollar ($4.9 million) and reductions in fuel recovery fees also negatively impacted revenues.  These decreases were partially offset by revenues generated by the two solvent recycling facilities acquired in March 2008 and increased revenues driven by changes in product mix and pricing ($5.0 million).

Site Services revenues decreased 21.5%, or $15.3 million, in the three-months ended March 31, 2009 from the comparable period in 2008 due to the reduction in the volume of remedial projects ($5.7 million), a decline in base business ($5.9 million), the weakening of the Canadian dollar ($0.4 million) and declines in project business.  These decreases were partially offset by expanded business offerings and new customers generated from the 2008 acquisition of Universal Environmental, Inc.

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the current economic slowdown, the level of emergency response projects, competitive industry pricing, effects of the fuel price on our fuel recovery fee, continued efforts by generators of hazardous waste to reduce the amount of hazardous waste they produce, significant consolidation among treatment and disposal companies, and industry-wide overcapacity.

Cost of Revenues

Technical Services costs of revenues decreased 13.1%, or $15.0 million, in the three-months ended March 31, 2009 from the comparable period in 2008 primarily due to reductions in outside disposal, transportation, and subcontractor costs ($5.3 million), salary and labor expenses ($2.0 million), fuel costs ($2.2 million), materials, supplies, and equipment rentals ($2.2 million), and the weakening of the Canadian dollar ($3.0 million).

Site Services costs of revenues decreased 22.2%, or $12.4 million, in the three-months ended March 31, 2009 from the comparable period in 2008 primarily due to decreases in outside transportation and disposal costs ($6.0 million), material and supply costs ($3.3 million), fuel charges ($1.2 million), labor and related expenses ($0.7 million) and the weakening of the Canadian dollar ($0.5 million). The decrease in outside transportation and disposal costs was partially attributable to company-wide initiatives to maximize the utilization of Company owned resources.

Corporate Items costs of revenues increased $0.7 million, in the three-months ended March 31, 2009 from the comparable period in 2008 primarily due to increases in health insurance related costs.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 5.6% or $1.0 million in the three-months ended March 31, 2009 from the comparable period in 2008 primarily due to reductions in commissions and bonuses earned during the period.

Site Services selling, general and administrative expenses decreased 12.1%, or $0.9 million, in the three-months ended March 31, 2009 from the comparable period in 2008 primarily due to reductions in salaries and commissions.

Depreciation and Amortization

	Three Months Ended March 31
	2009	2008
Depreciation of fixed assets	$9,249	$7,283
Landfill and other amortization	2,812	3,192
Total depreciation and amortization	$12,061	$10,475

Depreciation and amortization increased 15.1% in the first quarter of 2009 compared to the same period in 2008. Depreciation of fixed assets increased due to increased capital expenditures in recent periods and acquisitions. Landfill and other amortization decreased due to a mix of different cell closure rates at the landfills.

Interest Expense, Net

	Three Months Ended March 31
	2009	2008
Interest expense	$1,770	$4,447
Interest income	(390)	(1,062)
Interest expense, net	$1,380	$3,385

Interest expense, net decreased 59.2% in the first quarter of 2009 compared to the same period in 2008. Interest expense decreased due to early termination of capital leases and reductions in the principal amounts of outstanding senior secured notes. Interest income decreased due to a reduction in the interest rates being earned by our cash balances.

Income Taxes

Income tax expense for the three months ended March 31, 2009 decreased $3.2 million to $4.4 million from $7.6 million for the comparable period in 2008.  The reduced tax expense was primarily due to lower earnings.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of March 31, 2009 and December 31, 2008, we had a remaining valuation allowance of approximately $10.8 million.  The allowance consists of $8.9 million of foreign tax credits and $1.9 million of federal and state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of March 31, 2009 and December 31, 2008, included accrued interest and penalties of $23.5 million and $22.2 million, respectively. Tax expense for the three months ended March 31, 2009 and 2008 included interest and penalties of $1.0 million and $1.6 million, respectively.

Liquidity and Capital Resources

During the three months ended March 31, 2009, a change in our financial position resulted from our February 2009 acquisition of EnviroSORT Inc. for a purchase price of $9.9 million, including assumed debt of $2.5 million.  We paid down the assumed debt of $2.5 million on the acquisition date.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and to acquire the outstanding common shares of Eveready Inc. (as discussed further in Note 16, “Subsequent Event,” to our financial statements included in Item 8 of this report). We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements. We had accrued environmental liabilities as of March 31, 2009 of approximately $178.9 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, and investments in line with our business strategy. The first quarter of each fiscal year is typically a quarter with heavier cash usage due to a semi-annual payment of interest on our long-term debt and an annual payment associated with our incentive compensation plan; however, we believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.

Cash Flows for the three months ended March 31, 2009

Cash from operating activities in the first three months of 2009 was $11.9 million, a decrease of 8.5%, or $1.1 million, compared with cash from operating activities in the first three months of 2008. The decrease was primarily the result of the reduction in income from operations offset partially by a net improvement in certain working capital items.

Cash used for investing activities in the first three months of 2009 was $30.4 million, a decrease of 35.6%, or $16.8 million, compared with cash used for investing activities in the first three months of 2008.  The decrease was primarily the result of a reduction in acquisition costs offset by an increase in capital expenditures.

Cash used for financing activities in the first three months of 2009 was $2.9 million, compared to cash from financing activities of $2.5 million in the first three months of 2008. The change was primarily the result of the payment on debt acquired related to the EnviroSORT acquisition in February 2009.

Financing Arrangements

At March 31, 2009, we had outstanding $23.0 million of eight-year senior secured notes due 2012, a $70.0 million revolving credit facility, a $50.0 million synthetic letter of credit facility, and a $30.0 million term loan.   The financing arrangements and principal terms of each are discussed further in our 2008 Annual Report on Form 10-K.  There have not been any material changes in such terms during the first three months of 2009.

The indenture under which our senior secured notes are outstanding provides for certain covenants, the most restrictive of which requires us, within 120 days after the close of each twelve-month period ending on June 30 of each year (beginning June 30, 2005 and ending on June 30, 2011) to apply an amount equal to 50% of the period’s Excess Cash Flow (as defined below) to either prepay, repay, redeem or purchase our first-lien obligations under the revolving credit facility and synthetic letter of credit facility or to make offers (“Excess Cash Flow Offers”) to repurchase all or part of the then outstanding senior secured notes at an offering price equal to 104% of their principal amount plus accrued interest. “Excess Cash Flow” is defined in the indenture as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) less interest expense, all taxes paid or accrued in the period, capital expenditures made in cash during the period, and all cash spent on environmental monitoring, remediation or relating to our environmental liabilities.

Excess Cash Flow for the nine months ended March 31, 2009 was $43.6 million, and we anticipate Excess Cash Flow will be generated from operations during the three-month period ending June 30, 2009. Accordingly, we anticipate being required, within 120 days following June 30, 2009, to offer to repurchase the senior secured notes in the amount of 50% of the Excess Cash Flow generated during the twelve-month period ending June 30, 2009.  To the extent the note holders do not accept an Excess Cash Flow Offer based on the Excess Cash Flow earned through June 30, 2009, such Excess Cash Flow will not be included in the amount of Excess Cash Flow earned in subsequent periods. However, the requirement to make Excess Cash Flow Offers in respect of Excess Cash Flow earned in subsequent twelve-month periods will remain in effect.

As of March 31, 2009, the Company was in compliance with the covenants of all of the Company’s debt agreements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 11, “Income Taxes,” to our financial statements included in Item 8 of this report, we have recorded $46.3 million of unrecognized tax benefits. These liabilities are classified as “other long-term liabilities” in our consolidated balance sheets in accordance with the provision of FIN 48 adopted on January 1, 2007 because of the uncertainties involved. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities, which related to unrecognized tax benefits for which the statute of limitations might expire without examination by the respective taxing authority; however, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of March 31, 2009, our long-term investments included $6.3 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result there is a limited market for these securities. All of our auction rate securities are secured by student loans, which are substantially insured by the Federal Family Education Loan Program. Additionally, all of our auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to access these funds in the foreseeable future. In the unlikely event that we need to access the funds, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis.  As of March 31, 2009, we have recorded an unrealized pre-tax loss of $0.7 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if appropriate.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs, and therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at March 31, 2009 (in thousands):

Scheduled Maturity Dates	Nine Months Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Senior secured notes	$—	$—	$—	$23,032	$—	$—	$23,032
Capital lease obligations	176	175	113	20	—	—	484
	$176	$175	$113	$23,052	$—	$—	$23,516
Weighted average interest rate on fixed rate borrowings	11.5%	11.5%	11.5%	11.5%

In addition to the fixed rate borrowings described in the above table, at December 31, 2008 we had variable rate instruments that included a revolving facility with maximum borrowings of up to $70 million, a synthetic letter of credit facility with maximum capacity of up to $50 million, and a $30 million term loan. Had the interest rate on our variable borrowings been 10% higher, we would have reported decreased net income of less than $0.1 million and $0.1 million for the three-month periods ended March 31, 2009 and 2008, respectively.

We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. The Canadian subsidiaries transact approximately 23.1% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. In March 2009 we significantly reduced the U.S. cash balance held by our Canadian subsidiary and as a result, significantly reduced our foreign exchange exposure.  Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported decreased net income by less than $0.1 million and $1.7 million for the three-month periods ended March 31, 2009 and 2008, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported increased net income by less than $0.1 million and $1.7 million for the three-month periods ended March 31, 2009 and 2008, respectively.

At March 31, 2009, $6.3 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 10, “Commitments and Contingencies,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the three months ended March 31, 2009, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: May 8, 2009

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge Executive Vice President and Chief Financial Officer

Date: May 8, 2009