Form 10-Q
period 2009-06-30
CLEAN HARBORS INC
filed 2009-08-07
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSTION PERIOD FROM              TO

Commission File Number 001-34223

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	26,203,037
(Class)	(Outstanding at August 5, 2009)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash and cash equivalents	$255,407	$249,524
Marketable securities	484	175
Accounts receivable, net of allowances aggregating $5,988 and $6,723, respectively	148,610	174,990
Unbilled accounts receivable	6,381	5,545
Deferred costs	5,691	5,877
Prepaid expenses and other current assets	10,402	13,472
Supplies inventories	27,938	26,905
Deferred tax assets	12,324	12,564
Total current assets	467,237	489,052
Property, plant and equipment:
Land	26,832	26,399
Asset retirement costs (non-landfill)	1,767	1,761
Landfill assets	42,562	35,062
Buildings and improvements	133,494	127,466
Vehicles	46,539	33,502
Equipment	323,876	310,459
Furniture and fixtures	1,693	1,663
Construction in progress	11,405	13,206
	588,168	549,518
Less—accumulated depreciation and amortization	275,531	254,057
Total property, plant and equipment, net	312,637	295,461
Other assets:
Long-term investments	6,483	6,237
Deferred financing costs	2,308	3,044
Goodwill	30,580	24,578
Permits and other intangibles, net of accumulated amortization of $43,141 and $40,303, respectively	71,056	71,754
Deferred tax assets	5,726	5,454
Other	2,553	2,756
Total other assets	118,706	113,823
Total assets	$898,580	$898,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Current liabilities:
Uncashed checks	$5,019	$7,733
Current portion of long-term debt	52,889	—
Current portion of capital lease obligations	176	400
Accounts payable	54,939	63,885
Deferred revenue	23,566	24,190
Accrued expenses	55,911	67,901
Current portion of closure, post-closure and remedial liabilities	22,400	17,264
Total current liabilities	214,900	181,373
Other liabilities:
Closure and post-closure liabilities, less current portion of $8,610 and $6,383, respectively	24,982	26,254
Remedial liabilities, less current portion of $13,790 and $10,881, respectively	133,456	135,007
Long-term obligations	—	52,870
Capital lease obligations, less current portion	259	360
Unrecognized tax benefits and other long-term liabilities	76,792	73,427
Total other liabilities	235,489	287,918

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 23,789,835 and 23,733,257 shares, respectively	238	237
Treasury stock	(1,893)	(1,653)
Additional paid-in capital	355,026	353,950
Accumulated other comprehensive income (loss)	4,042	(688)
Accumulated earnings	90,778	77,199
Total stockholders’ equity	448,191	429,045
Total liabilities and stockholders’ equity	$898,580	$898,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$215,337	$265,259	$421,643	$507,768
Cost of revenues (exclusive of items shown separately below)	146,254	178,384	289,767	348,578
Selling, general and administrative expenses	37,778	43,496	75,147	82,666
Accretion of environmental liabilities	2,634	2,726	5,284	5,396
Depreciation and amortization	12,241	10,806	24,302	21,281
Income from operations	16,430	29,847	27,143	49,847
Other income (expense)	11	59	44	(45)
Interest expense, net of interest income of $233 and $623 for the quarter and year-to-date ending 2009 and $1,431 and $2,493 for the quarter and year-to-date ending 2008, respectively	(1,609)	(2,515)	(2,989)	(5,900)
Income before provision for income taxes	14,832	27,391	24,198	43,902
Provision for income taxes	6,208	11,404	10,619	18,993
Net income	$8,624	$15,987	$13,579	$24,909

Earnings per share:
Basic	$0.36	$0.71	$0.57	$1.16
Diluted	$0.36	$0.70	$0.57	$1.14

Weighted average common shares outstanding	23,777	22,437	23,763	21,392
Weighted average common shares outstanding plus potentially dilutive common shares	23,889	22,936	23,876	21,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$13,579	$24,909
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,302	21,281
Allowance for doubtful accounts	669	50
Amortization of deferred financing costs and debt discount	790	1,076
Accretion of environmental liabilities	5,284	5,396
Changes in environmental liability estimates	(635)	(255)
Deferred income taxes	(390)	(41)
Stock-based compensation	(376)	1,785
Excess tax benefit of stock-based compensation	(65)	(2,598)
Income tax benefit related to stock option exercises	59	2,618
(Gain) loss on sale of fixed assets and assets held for sale	(44)	45
Environmental expenditures	(4,077)	(4,054)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	28,109	10,370
Other current assets	4,487	3,474
Accounts payable	(8,635)	(9,144)
Other current liabilities	(14,000)	(12,631)
Net cash from operating activities	49,057	42,281
Cash flows from investing activities:
Additions to property, plant and equipment	(33,910)	(30,085)
Acquisitions, net of cash acquired	(6,501)	(27,583)
Costs to obtain or renew permits	(741)	(1,354)
Proceeds from sales of fixed assets and assets held for sale	138	65
Sales of marketable securities	—	4,350
Purchase of available-for-sale securities	—	(2,374)
Net cash from investing activities	(41,014)	(56,981)
Cash flows from financing activities:
Change in uncashed checks	(2,761)	2,077
Proceeds from exercise of stock options	137	1,214
Remittance of shares, net	(240)	—
Proceeds from employee stock purchase plan	1,257	776
Deferred financing costs paid	(35)	—
Payments on capital leases	(329)	(1,707)
Proceeds from issuance of common stock, net	—	173,570
Payment on acquired debt	(2,499)	—
Excess tax benefit of stock-based compensation	65	2,598
Net cash from financing activities	(4,405)	178,528
Effect of exchange rate change on cash	2,245	(1,473)
Increase in cash and cash equivalents	5,883	162,355
Cash and cash equivalents, beginning of period	249,524	119,538
Cash and cash equivalents, end of period	$255,407	$281,893

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$2,973	$7,289
Income taxes paid	4,909	22,564
Non-cash investing and financing activities:
Property, plant and equipment accrued	$4,762	$4,272

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock					Accumulated
	Number of Shares	S 0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive (Loss) Income	Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2009	23,733	$237	$(1,653)	$353,950		$(688)	$77,199	$429,045
Net income	—	—	—	—	$13,579	—	13,579	13,579
Unrealized gain on long-term investments, net of taxes	—	—	—	—	417	417	—	417
Foreign currency translation	—	—	—	—	4,313	4,313	—	4,313
Comprehensive income	—	—	—	—	$18,309	—	—	—
Stock-based compensation	22	—	—	(376)		—	—	(376)
Issuance of restricted shares, net of shares remitted	(5)	—	(240)	—			—	(240)
Exercise of stock options	13	1	—	136		—	—	137
Net tax benefit on exercise of stock options	—	—	—	59		—	—	59
Employee stock purchase plan	27	—	—	1,257		—	—	1,257
Balance at June 30, 2009	23,790	$238	$(1,893)	$355,026		$4,042	$90,778	$448,191

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

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 7, 2009 (See Note 16, “Subsequent Events”).

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141R on January 1, 2009 and during the three and six months ended June 30, 2009, has expensed $1.6 million and $2.2 million, respectively, of acquisition costs that, prior to the adoption of SFAS No. 141R, would have been included as part of the purchase price. In addition, under the provisions of SFAS 141R, future reversal of the Company’s current acquisition-related tax reserves of approximately $9.8 million (excluding interest and penalties) will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets and will affect the Company’s annual effective income tax rate.  Due to the expiring statutes in Canada, the Company expects that acquisition related tax reserves will decrease by $6.9 million within the next twelve months, which will be recorded in earnings and therefore impact the effective income tax rate.

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

In April 2009, the FASB issued two FASB Staff Positions (“FSP”) to provide additional guidance regarding (1) measuring the fair value of financial instruments when a market becomes inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt instruments. The FASB also issued a third FSP to require disclosure of fair values of certain financial instruments in interim financial statements. These FSPs, further described below, are effective for interim and annual periods ending after June 15, 2009.

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

FSP SFAS No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”), changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exits, an entity will assess the likelihood of selling the security prior to recovering its cost basis, rather than assessing whether it has the intent and ability to hold a security to recovery.  The Company adopted FSP SFAS 115-2/124-2 in the period ended March 31, 2009, and has determined that the cumulative $0.5 million impairment related to the fair value of its auction rate securities continues to be temporary.

FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. 107-1), expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to interim financial statements. The provisions of this FSP are effective for periods ending after June 15, 2009, and can only be early adopted for periods ended after March 15, 2009 with an entity’s simultaneous adoption of FSP SFAS 157-4 and FSP FAS 115-2.  The Company adopted FSP No. 107-1 in the period ended June 30, 2009.  The adoption of FSP No. 107-1 only impacts quarterly disclosure requirements and therefore did not have an impact on the Company’s financial position, results of operations or cash flow.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted SFAS 165 in the period ended June 30, 2009 and it did not have an impact on the Company’s financial position, results of operations or cash flow.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of this year, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial position, results of operations or cash flow.

(3) BUSINESS COMBINATIONS

On February 27, 2009, the Company acquired 100% of the outstanding stock of privately-held EnviroSORT Inc. (“EnviroSORT”) for a preliminary purchase price of $9.6 million. The preliminary purchase price included the assumption of $2.5 million of debt and $0.2 million of preliminary post-closing adjustments. The Company paid down the balance of the

$2.5 million assumed debt on the acquisition date. The acquisition of EnviroSORT is expected to complement and expand the Company’s operations in Western Canada.  The preliminary purchase price is subject to post-closing adjustments which are based upon the amount by which EnviroSORT’s net working capital, as of the closing date, was greater or less than $0.5 million.  The Company has recorded $5.0 million of goodwill to the Technical Services segment, but that amount is preliminary pending the final fair value determinations. The balance of any goodwill is not expected to be deductible for tax purposes.  Acquisition-related costs of less than $0.1 million and $0.3 million were included in selling, general, and administrative expenses for the three- and six-month periods ended June 30, 2009, respectively.

During the three months ended March 31, 2009, the Company finalized the purchase accounting for the March 2008 acquisitions of two solvent recycling facilities from Safety-Kleen Systems, Inc. and of Universal Environmental, Inc.  There were no material adjustments to the purchase price of the solvent recycling facilities after December 31, 2008.  Additional acquisition costs of $0.1 million were recorded against the purchase price of Universal Environmental, Inc., resulting in a final purchase price of $15.1 million.   These additional acquisition costs resulted in an increase of $0.1 million to goodwill.  The working capital adjustment was also finalized and resulted in an increase of less than $0.1 million owed to the seller.

(4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of June 30, 2009, the Company held certain auction rate securities and marketable securities that are required to be measured at fair value on a recurring basis. The auction rate securities are classified as available for sale and the fair value of these securities as of June 30, 2009 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of June 30, 2009, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. The Company attributes the decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues.  During the six month period ended June 30, 2009, the Company recorded an unrealized pre-tax gain of $0.2 million which is included in accumulated other comprehensive income. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before their recovery. In addition, as of June 30, 2009, the Company continued to earn interest on all of its auction rate securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157, Fair Value Measurement (SFAS 157), at June 30, 2009, were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009

Auction rate securities	$—	$—	$6,483	$6,483
Marketable securities	$484	$—	$—	$484

The following table presents the Company’s long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009 (in thousands):

2009
Balance at January 1, 2009	$6,237
Total unrealized gains included in other comprehensive income	246
Balance at June 30, 2009	$6,483

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balance as of June 30, 2009 increased $6.0 million from December 31, 2008 to $30.6 million.   The

increase was primarily attributed to the acquisition of EnviroSORT and final purchase price acquisition costs related to Universal Environmental, Inc.  The goodwill related to EnviroSORT includes estimates that are subject to change based upon final fair value determinations.  Below is a summary of amortizable other intangible assets (in thousands):

	June 30, 2009				December 31, 2008
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$96,515	$35,407	$61,108	16.9	$94,446	$33,458	$60,988	17.2
Customer lists and other intangible assets	17,682	7,734	9,948	6.3	17,611	6,845	10,766	6.2
	$114,197	$43,141	$71,056	13.7	$112,057	$40,303	$71,754	13.6

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Insurance	$16,512	$15,361
Interest	1,278	1,280
Accrued disposal costs	1,763	2,305
Accrued compensation and benefits	14,723	22,952
Other items	21,635	26,003
	$55,911	$67,901

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities for the six months ended June 30, 2009 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2009	$25,269	$7,368	$32,637
New asset retirement obligations	876	—	876
Accretion	1,514	460	1,974
Changes in estimate recorded to statement of income	(668)	(3)	(671)
Settlement of obligations	(990)	(337)	(1,327)
Currency translation and other	87	16	103
Balance at June 30, 2009	$26,088	$7,504	$33,592

All of the landfill facilities included in the above were active as of June 30, 2009.

New asset retirement obligations incurred in 2009 are being discounted at the credit-adjusted risk-free rate of 10.57% and inflated at a rate of 1.02%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the six months ended June 30, 2009 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2009	$5,112	$90,291	$50,485	$145,888
Accretion	123	2,093	1,094	3,310
Changes in estimate recorded to statement of income	(1)	(29)	66	36
Settlement of obligations	(46)	(1,493)	(1,211)	(2,750)
Currency translation and other	122	24	616	762
Balance at June 30, 2009	$5,310	$90,886	$51,050	$147,246

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2009	December 31, 2008
Senior secured notes, at 11.25%, due July 15, 2012	$23,032	$23,032
Revolving facility, due December 1, 2010	—	—
Synthetic letter of credit facility, due December 1, 2010	—	—
Term loan, at 2.81% and 2.97% on June 30, 2009 and December 31, 2008, respectively, due December 1, 2010	30,000	30,000
Less unamortized issue discount	(143)	(162)
Less debt classified as current	(52,889)	—
Long-term obligations	$—	$52,870

At June 30, 2009, the revolving facility had $26.2 million available to borrow, and $43.8 million of letters of credit outstanding (which included a contingency related to the acquisition of Eveready Inc. on July 31, 2009 of CDN $5.0 million that was released at the beginning of August 2009, thereby reducing these letters of credit outstanding).  The synthetic line of credit facility had $48.0 million of letters of credit outstanding.  The financing arrangements and principal terms of each are discussed further in the Company’s 2008 Annual Report on Form 10-K.

The fair value of the Company’s outstanding senior secured notes is based on quoted market price and was $21.9 million and $22.2 million at June 30, 2009 and December 31, 2008, respectively.

On July 24, 2009, the Company repaid the $30.0 million term loan due in 2010.  On July 31, 2009, the Company discharged its $23.0 million of outstanding senior secured notes by calling such notes for redemption on August 31, 2009 and depositing with the trustee the redemption price of $23.7 million and accrued interest of $0.3 million through the redemption date.  The $30.0 million term loan and the $22.9 million (net of $0.1 million discount) of senior secured notes were both classified in the June 30, 2009 consolidated balance sheet as current portion of long-term debt.  On July 31, 2009, the Company also replaced its previous $70.0 million revolving credit facility and $50.0 million synthetic letter of credit facility with a new revolving credit facility which will allow the Company to borrow or obtain letters of credit for up to $120.0 million (with a $110.0 million sub-limit for letters of credit).  In connection with such transactions, in the third quarter the Company will record to loss on early extinguishment of debt an aggregate of $1.5 million, consisting of a $0.7 million prepayment penalty required by the indenture in connection with such redemption as well as non-cash expenses of $0.7 million related to unamortized financing costs and $0.1 million of unamortized discount on the senior secured notes.

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

The Company records actual or potential liabilities related to legal or administrative proceedings in accordance with SFAS No. 5. At June 30, 2009, the Company had recorded $25.6 million of reserves in the Company’s financial statements for actual or potential liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below, and the Company believes that it is reasonably possible that the amount of such potential liabilities could be as much as $3.7 million more. The Company periodically adjusts the aggregate amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available.

As of June 30, 2009, the principal legal and administrative proceedings in which the Company was involved were as follows:

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

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At June 30, 2009 and December 31, 2008, the Company had accrued $11.5 million and $10.6 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.   The increase resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar and interest accretion.

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

Superfund Proceedings

As of June 30, 2009, the Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 59 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 59 sites, two involve facilities that are now owned by the Company and 57 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

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

The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. As of both June 30, 2009 and December 31, 2008, the amount of the Company’s remaining reserves relating to the Marine Shale site was $3.8 million.

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

Federal, State and Provincial Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2009, there were three proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.  One of such other regulatory proceedings is further described below.

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

(11) INCOME TAXES

The Company’s effective tax rates for the three and six months ended June 30, 2009 were 41.8 percent and 43.9 percent, respectively, compared to 41.6 percent and 43.3 percent for the same periods in 2008. Earnings for the three and six months ended June 30, 2009 have decreased compared to the same periods in 2008, however, the overall permanent items that impact the effective tax rate have also decreased resulting in a consistent effective income tax rate.

As of June 30, 2009 the Company’s unrecognized tax benefits were $72.0 million which included $19.3 million of interest and $5.7 million of penalties.  As of December 31, 2008 the Company’s unrecognized tax benefits were $68.7 million which included $17.0 million of interest and $5.2 million of penalties.

Due to expiring statutes in Canada, the Company anticipates that total unrecognized tax benefits other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $11.0 million within the next twelve months.  The $11.0 million includes interest and penalties of $4.1 million and is related to a business combination in Canada and in accordance with SFAS 141R, will be recorded in earnings and therefore will impact the effective income tax rate.

(12) EARNINGS PER SHARE

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income for basic and diluted earning per share	$8,624	$15,987	$13,579	$24,909

Denominator:
Basic shares outstanding	23,777	22,437	23,763	21,392
Dilutive effect of equity-based compensation awards and warrants	112	499	113	515
Dilutive shares outstanding	23,889	22,936	23,876	21,907

Basic earnings per share	$0.36	$0.71	$0.57	$1.16
Diluted earnings per share	$0.36	$0.70	$0.57	$1.14

For the three- and six-month periods ended June 30, 2009 and 2008, the dilutive effect of all outstanding stock options, restricted stock and warrants is included in the above calculations. For the three- and six-month period ended June 30, 2009, excluded from the above calculation were the dilutive effects of 137 thousand outstanding performance stock awards as the performance criteria were not attained at that time and 21 thousand stock options that were not in-the-money.

(13) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three- and six-month periods ended June 30, 2009, as well as the related weighted-average grant-date fair values:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards	6,494	$53.07	6,494	$53.07
Performance stock awards	—	—	59,353	44.58
Common stock awards	2,400	$52.66	2,400	$52.66
Total awards	8,894		68,247

The performance stock awards granted in 2009 are subject to achieving predetermined revenue and EBITDA targets for a specified period of time and service conditions.   If the Company does not achieve the performance goals by December 31, 2010, the shares will be forfeited in their entirety.  As of June 30, 2009, management did not believe that it was probable that the performance targets will be achieved, as it is early in the award achievement period.  As a result, no compensation expense was recognized during the six months ended June 30, 2009 related to the 2009 performance stock awards.

In regards to the performance stock awards granted in 2008, management previously believed that the performance targets would be achieved and therefore recorded compensation expense during fiscal 2008 and during the first quarter of 2009.  As of June 30, 2009, based on the year-to-date results of operations, management determined that it was not probable that the performance targets would be achieved therefore the cumulative expense recorded through March 31, 2009 of $1.7 million was reversed through sales, general and administrative expenses.

(14) SEGMENT REPORTING

As of June 30, 2009, the Company had two reportable segments: Technical Services and Site Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, severance charges, other refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on early extinguishment of debt  (“Adjusted EBITDA”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.

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

The following table reconciles third party revenues to direct revenues for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands). Third party revenue is revenue billed to our customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended June 30, 2009
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$150,692	$64,570	$75	$215,337
Intersegment revenues, net	7,415	(6,862)	(553)	—
Direct revenues	$158,107	$57,708	$(478)	$215,337

	For the Three Months Ended June 30, 2008
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$179,154	$86,099	$6	$265,259
Intersegment revenues, net	7,348	(6,609)	(739)	—
Direct revenues	$186,502	$79,490	$(733)	$265,259

	For the Six Months Ended June 30, 2009
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$294,040	$127,446	$157	$421,643
Intersegment revenues, net	15,132	(13,986)	(1,146)	—
Direct revenues	$309,172	$113,460	$(989)	$421,643

	For the Six Months Ended June 30, 2008
	Technical Services	Site Services	Corporate Items	Totals
Third party revenues	$345,466	$162,289	$13	$507,768
Intersegment revenues, net	13,005	(11,792)	(1,213)	—
Direct revenues	$358,471	$150,497	$(1,200)	$507,768

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on early extinguishment of debt to segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Adjusted EBITDA:
Technical Services	$40,717	$47,560	$75,984	$87,787
Site Services	7,883	15,284	13,780	23,169
Corporate Items	(17,295)	(19,465)	(33,035)	(34,432)
Total	31,305	43,379	56,729	76,524

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	2,634	2,726	5,284	5,396
Depreciation and amortization	12,241	10,806	24,302	21,281
Income from operations	16,430	29,847	27,143	49,847
Other (income) expense	(11)	(59)	(44)	45
Interest expense, net of interest income	1,609	2,515	2,989	5,900
Income before provision for income taxes	$14,832	$27,391	$24,198	$43,902

The following table presents assets by reported segment and in the aggregate (in thousands):

	June 30, 2009	December 31, 2008
Property, plant and equipment, net
Technical Services	$251,043	$232,912
Site Services	34,797	31,982
Corporate or other assets	26,797	30,567
Total property, plant and equipment, net	$312,637	$295,461
Intangible assets:
Technical Services
Goodwill	$28,306	$22,417
Permits and other intangibles, net	62,848	63,003
Total Technical Services	91,154	85,420
Site Services
Goodwill	2,274	2,161
Permits and other intangibles, net	8,208	8,751
Total Site Services	10,482	10,912
Total	$101,636	$96,332

The following table presents the total assets by reported segment (in thousands):

	June 30, 2009	December 31, 2008
Technical Services	$458,543	$441,422
Site Services	58,607	53,677
Corporate Items	381,430	403,237
Total	$898,580	$898,336

The following table presents the total assets by geographical area (in thousands):

	June 30, 2009	December 31, 2008
United States	$759,770	$771,751
Canada	138,810	126,585
Total	$898,580	$898,336

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On June 30, 2004, $150.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by all of the parent’s wholly-owned subsidiaries organized in the United States. As of June 30, 2009, the principal balance of the outstanding senior secured notes was $23.0 million. The notes were not guaranteed by the Company’s Canadian, Mexican and Puerto Rican wholly-owned subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at June 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$126,802	$76,313	$52,292	$—	$255,407
Intercompany receivables	—	—	73,226	(73,226)	—
Other current assets	12,352	171,445	28,033	—	211,830
Property, plant and equipment, net	—	276,562	36,075	—	312,637
Investments in subsidiaries	449,712	172,113	91,654	(713,479)	—
Intercompany note receivable	—	103,164	3,701	(106,865)	—
Other long-term assets	14,675	73,519	30,512	—	118,706
Total assets	$603,541	$873,116	$315,493	$(893,570)	$898,580
Liabilities and Stockholders’ Equity:
Current liabilities	$54,514	$142,803	$17,583	$—	$214,900
Intercompany payables	41,301	31,925	—	(73,226)	—
Closure, post-closure and remedial liabilities, net	—	142,438	16,000	—	158,438
Capital lease obligations, net	—	198	61	—	259
Intercompany note payable	3,701	—	103,164	(106,865)	—
Other long-term liabilities	55,834	3,951	17,007	—	76,792
Total liabilities	155,350	321,315	153,815	(180,091)	450,389
Stockholders’ equity	448,191	551,801	161,678	(713,479)	448,191
Total liabilities and stockholders’ equity	$603,541	$873,116	$315,493	$(893,570)	$898,580

Following is the condensed consolidating balance sheet at December 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$121,894	$67,934	$59,696	$—	$249,524
Intercompany receivables	—	—	72,072	(72,072)	—
Other current assets	20,970	196,914	21,644	—	239,528
Property, plant and equipment, net	—	264,160	31,301	—	295,461
Investments in subsidiaries	418,048	169,135	91,654	(678,837)	—
Intercompany note receivable	—	98,039	3,701	(101,740)	—
Other long-term assets	14,650	75,005	24,168	—	113,823
Total assets	$575,562	$871,187	$304,236	$(852,649)	$898,336
Liabilities and Stockholders’ Equity:
Current liabilities	$1,627	$163,928	$15,818	$—	$181,373
Intercompany payables	34,552	37,520	—	(72,072)	—
Closure, post-closure and remedial liabilities, net	—	145,650	15,611	—	161,261
Long-term obligations	52,870	—	—	—	52,870
Capital lease obligations, net	—	270	90	—	360
Intercompany note payable	3,701	—	98,039	(101,740)	—
Other long-term liabilities	53,766	3,867	15,794	—	73,427
Total liabilities	146,516	351,235	145,352	(173,812)	469,291
Stockholders’ equity	429,046	519,952	158,884	(678,837)	429,045
Total liabilities and stockholders’ equity	$575,562	$871,187	$304,236	$(852,649)	$898,336

Following is the consolidating statement of income for the three months ended June 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$185,873	$29,739	$(275)	$215,337
Cost of revenues	—	128,617	17,912	(275)	146,254
Selling, general and administrative expenses	—	27,932	9,846	—	37,778
Accretion of environmental liabilities	—	2,390	244	—	2,634
Depreciation and amortization	—	10,909	1,332	—	12,241
Income from operations	—	16,025	405	—	16,430
Other income (expense)	—	21	(10)	—	11
Interest (expense) income	(1,336)	(312)	39	—	(1,609)
Equity in earnings of subsidiaries	16,530	1,459	—	(17,989)	—
Intercompany dividend income (expense)	—	—	2,931	(2,931)	—
Intercompany interest income (expense)	—	2,827	(2,827)	—	—
Income before provision for income taxes	15,194	20,020	538	(20,920)	14,832
Provision for income taxes	6,570	113	(475)	—	6,208
Net income	$8,624	$19,907	$1,013	$(20,920)	$8,624

Following is the consolidating statement of income for the three months ended June 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$228,485	$37,187	$(413)	$265,259
Cost of revenues	—	155,975	22,822	(413)	178,384
Selling, general and administrative expenses	—	36,674	6,822	—	43,496
Accretion of environmental liabilities	—	2,451	275	—	2,726
Depreciation and amortization	—	9,602	1,204	—	10,806
Income from operations	—	23,783	6,064	—	29,847
Other income	—	58	1	—	59
Interest (expense) income	(2,987)	21	451	—	(2,515)
Equity in earnings of subsidiaries	28,298	4,360	—	(32,658)	—
Intercompany dividend income (expense)	—	—	3,388	(3,388)	—
Intercompany interest income (expense)	—	3,268	(3,268)	—	—
Income before provision for income taxes	25,311	31,490	6,636	(36,046)	27,391
Provision for income taxes	9,324	327	1,753	—	11,404
Net income	$15,987	$31,163	$4,883	$(36,046)	$15,987

Following is the consolidating statement of income for the six months ended June 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$366,650	$59,554	$(4,561)	$421,643
Cost of revenues	—	255,580	38,748	(4,561)	289,767
Selling, general and administrative expenses	—	60,044	15,103	—	75,147
Accretion of environmental liabilities	—	4,818	466	—	5,284
Depreciation and amortization	—	21,746	2,556	—	24,302
Income from operations	—	24,462	2,681	—	27,143
Other income (expense)	—	52	(8)	—	44
Interest income (expense)	(2,566)	(514)	91	—	(2,989)
Equity in earnings of subsidiaries	26,933	3,541	—	(30,474)	—
Intercompany dividend income (expense)	—	—	5,679	(5,679)	—
Intercompany interest income (expense)	—	5,478	(5,478)	—	—
Income before provision for income taxes	24,367	33,019	2,965	(36,153)	24,198
Provision for income taxes	10,788	219	(388)	—	10,619
Net income	$13,579	$32,800	$3,353	$(36,153)	$13,579

Following is the consolidating statement of income for the six months ended June 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$437,343	$76,054	$(5,629)	$507,768
Cost of revenues	—	305,300	48,907	(5,629)	348,578
Selling, general and administrative expenses	—	70,534	12,132	—	82,666
Accretion of environmental liabilities	—	4,842	554	—	5,396
Depreciation and amortization	—	18,813	2,468	—	21,281
Income from operations	—	37,854	11,993	—	49,847
Other (expense) income	—	(50)	5	—	(45)
Interest (expense) income	(6,617)	(148)	865	—	(5,900)
Equity in earnings of subsidiaries	46,560	8,524	—	(55,084)	—
Intercompany dividend income (expense)	—	—	6,797	(6,797)	—
Intercompany interest income (expense)	—	6,557	(6,557)	—	—
Income before provision for income taxes	39,943	52,737	13,103	(61,881)	43,902
Provision for income taxes	15,034	656	3,303	—	18,993
Net income	$24,909	$52,081	$9,800	$(61,881)	$24,909

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$3,689	$45,040	$328	$49,057
Cash flows from investing activities:
Additions to property, plant and equipment	—	(32,700)	(1,210)	(33,910)
Costs to obtain or renew permits	—	(429)	(312)	(741)
Proceeds from sales of fixed assets	—	136	2	138
Acquisitions, net of cash acquired	(402)	—	(6,099)	(6,501)
Net cash from investing activities	(402)	(32,993)	(7,619)	(41,014)

Cash flows from financing activities:
Change in uncashed checks	—	(2,162)	(599)	(2,761)
Proceeds from exercise of stock options	137	—	—	137
Proceeds from employee stock purchase plan	1,257	—	—	1,257
Remittance of shares	(240)	—	—	(240)
Excess tax benefit of stock-based compensation	65	—	—	65
Deferred financing costs paid	—	—	(35)	(35)
Payments of capital leases	—	(301)	(28)	(329)
Payment on acquired debt	—	—	(2,499)	(2,499)
Intercompany financing	402	(402)	—	—
Interest (payments) / received	—	10,055	(10,055)	—
Dividends (paid) received	—	(10,858)	10,858	—
Net cash from financing activities	1,621	(3,668)	(2,358)	(4,405)
Effect of exchange rate change on cash	—	—	2,245	2,245
Increase (decrease) in cash and cash equivalents	4,908	8,379	(7,404)	5,883
Cash and cash equivalents, beginning of period	121,894	67,934	59,696	249,524
Cash and cash equivalents, end of period	$126,802	$76,313	$52,292	$255,407

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(19,675)	$53,791	$8,165	$42,281
Cash flows from investing activities:
Additions to property, plant and equipment	—	(23,686)	(6,399)	(30,085)
Costs to obtain or renew permits	—	(1,357)	3	(1,354)
Proceeds from sales of fixed assets	—	65	—	65
Purchase of available-for-sale securities	(2,000)	—	(374)	(2,374)
Sale of marketable securities	4,350	—	—	4,350
Acquisitions, net of cash acquired	(27,583)	—	—	(27,583)
Net cash from investing activities	(25,233)	(24,978)	(6,770)	(56,981)

Cash flows from financing activities:
Change in uncashed checks	—	1,600	477	2,077
Proceeds from exercise of stock options	1,214	—	—	1,214
Proceeds from employee stock purchase plan	776	—	—	776
Payments of capital leases	—	(1,490)	(217)	(1,707)
Proceeds from issuance of common stock, net	173,570	—	—	173,570
Excess tax benefit of stock-based compensation	2,598	—	—	2,598
Intercompany financing	27,583	(27,583)	—	—
Net cash from financing activities	205,741	(27,473)	260	178,528
Effect of exchange rate changes on cash	—	—	(1,473)	(1,473)
Increase in cash and cash equivalents	160,833	1,340	182	162,355
Cash and cash equivalents, beginning of period	35,925	32,301	51,312	119,538
Cash and cash equivalents, end of period	$196,758	$33,641	$51,494	$281,893

(16) SUBSEQUENT EVENTS

On July 24, 2009, the Company repaid its $30.0 million term loan which was due in 2010. On July 31, 2009, the Company discharged its $23.0 million of outstanding senior secured notes by calling such notes for redemption on August 31, 2009 and depositing with the trustee the redemption price of $23.7 million and accrued interest of $0.3 million through the redemption date. On July 31, 2009, the Company also replaced its previous $70.0 million revolving credit facility and $50.0 million synthetic letter of credit facility with a new revolving credit facility which will allow the Company to borrow or obtain letters of credit for up to $120.0 million (with a $110.0 million sub-limit for letters of credit). In connection with such transactions, in the third quarter the Company will record to loss on early extinguishment of debt an aggregate of $1.5 million, consisting of a $0.7 million prepayment penalty required by the indenture in connection with such redemption as well as non-cash expenses of $0.7 million related to unamortized financing costs and $0.1 million of unamortized discount on the senior secured notes,

On July 31, 2009 the Company acquired Eveready Inc. (“Eveready”), an Alberta corporation headquartered in Edmonton, Alberta, for a total purchase price of approximately USD $408 million.  Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries.  The Company acquired 100% of Eveready’s outstanding common shares in exchange for USD $56 million in cash, USD $118 million in Clean Harbors’ common stock consisting of 2.4 million shares valued at $49.50 per Clean Harbors’ share (the closing price on the New York Stock Exchange on the day prior to the acquisition), and the assumption or payment of USD $235 million of Eveready debt.  The Company anticipates that this acquisition will enhance the Company’s presence in the industrial services market, broaden the range of services the Company can offer customers of both companies, and advance the Company’s position in the Canadian marketplace.

In connection with the closing of the Eveready acquisition, the Company will be re-aligning and expanding its operating segments.  This new structure reflects the way management will make operating decisions and manage the growth and profitability of the business.  Under the new structure, the Company intends to report its business in four operating segments, including Technical Services, Field Services, Industrial Services and Exploration Services.

On August 3, 2009, the Company announced that it is planning to offer $250 million of senior secured notes due 2016.  The Company intends to use the net proceeds from the offering of the notes to repay certain indebtedness and for general corporate purposes.

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

Overview

During the three months ended June 30, 2009, our revenues were $215.3 million compared to $265.3 million for the same period in 2008. We primarily attribute the decrease in revenues during the three month period in 2009 to the current economic environment, which continues to reduce the overall production levels of our customers as well as influence decisions to delay large projects.

In our Technical Services segment the economic factors translated into decreased volumes at our transportation, storage and disposal facilities and waste water treatment plants, as well-as reductions in revenues from our general labor and transport services.  Landfill volumes increased 10% compared to the second quarter of 2008 and utilization at our incineration facilities, which includes most of the 50,000 tons of capacity added in the past year, was 88%, consistent with the prior year level.

The declines in the Site Service revenues during the second quarter of 2009 were primarily due to the abovementioned economic factors, as well as the lack of emergency response projects. There were no major emergency response projects in the second quarter of 2009.

Our costs of revenues decreased from $178.4 million in the second quarter of 2008 to $146.3 million in the second quarter of 2009. This decrease in expenses is primarily due to the reduction in revenues, but was also attributable to decreases in fuel and energy costs, our continued initiative to actively manage our costs, and specific cost cutting measures initiated as a response to the current economic environment. Even with declines in revenues and increases in costs for certain raw materials, our costs control initiatives have helped to enable us to maintain a stable gross profit margin of 32.1% for the three months ended June 30, 2009, compared to 32.8% for the same period ended June 30, 2008.

Environmental Liabilities

We have accrued environmental liabilities, as of June 30, 2009, of approximately $180.8 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the six months ended June 30, 2009, of $0.6 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded as cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded as selling, general, and administrative costs.  During the six months ended June 30, 2009, a benefit of approximately $0.7 million was recorded as cost of revenues and a charge of less then $0.1 million was recorded as sales, general and administrative expenses.

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

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	68.0	67.3	68.7	68.6
Selling, general and administrative expenses	17.5	16.4	17.8	16.3
Accretion of environmental liabilities	1.2	1.0	1.3	1.1
Depreciation and amortization	5.7	4.1	5.8	4.2
Income from operations	7.6	11.2	6.4	9.8
Other income (expense)	—	—	—	—
Interest expense, net of interest income	(0.7)	(0.9)	(0.7)	(1.2)
Income before provision for income taxes	6.9	10.3	5.7	8.6
Provision for income taxes	2.9	4.3	2.5	3.7
Net income	4.0%	6.0%	3.2%	4.9%

Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as the term “EBITDA” is defined in our current credit agreement and indenture for covenant compliance purposes. This definition is net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, gain (loss) on sale of fixed assets, loss on early extinguishment of debt, and cumulative effect of change in accounting principle, net of tax.

Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under accounting principles generally accepted in the United States. Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net income to Adjusted EBITDA:

	For the three months ended:		For the six months ended:
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$8,624	$15,987	$13,579	$24,909
Accretion of environmental liabilities	2,634	2,726	5,284	5,396
Depreciation and amortization	12,241	10,806	24,302	21,281
Interest expense, net	1,609	2,515	2,989	5,900
Provision for income taxes	6,208	11,404	10,619	18,993
Other (income) expense	(11)	(59)	(44)	45
Adjusted EBITDA	$31,305	$43,379	$56,729	$76,524

The following reconciles Adjusted EBITDA to cash from operations:

	For the Six Months ended June 30,
	2009	2008
Adjusted EBITDA	$56,729	76,524
Interest expense, net	(2,989)	(5,900)
Provision for income taxes	(10,619)	(18,993)
Allowance for doubtful accounts	669	50
Amortization of deferred financing costs and debt discount	790	1,076
Change in environmental liability estimates	(635)	(255)
Deferred income taxes	(390)	(41)
Stock-based compensation	(376)	1,785
Excess tax benefit of stock-based compensation	(65)	(2,598)
Income tax benefits related to stock option exercises	59	2,618
Environmental expenditures	(4,077)	(4,054)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	28,109	10,370
Other current assets	4,487	3,474
Accounts payable	(8,635)	(9,144)
Other current liabilities	(14,000)	(12,631)
Net cash from operating activities	$49,057	$42,281

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three and six months ended June 30, 2009 and 2008 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 16, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1, “Financial Statements” and in particular Note 14, “Segment Reporting” in this report.

Three months ended June 30, 2009 versus the three months ended June 30, 2008

	Summary of Operations (in thousands)
	For the Three Months Ended June 30,
			$	%
	2009	2008	Change	Change

Direct Revenues:
Technical Services	$158,107	$186,502	$(28,395)	(15.2)%
Site Services	57,708	79,490	(21,782)	(27.4)
Corporate Items	(478)	(733)	255	(34.8)
Total	215,337	265,259	(49,922)	(18.8)

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	100,560	121,351	(20,791)	(17.1)
Site Services	43,466	56,399	(12,933)	(22.9)
Corporate Items	2,228	634	1,594	251.4
Total	146,254	178,384	(32,130)	(18.0)

Selling, General & Administrative Expenses:
Technical Services	16,830	17,591	(761)	(4.3)
Site Services	6,359	7,807	(1,448)	(18.5)
Corporate Items	14,589	18,098	(3,509)	(19.4)
Total	37,778	43,496	(5,718)	(13.1)

Adjusted EBITDA (2):
Technical Services	40,717	47,560	(6,843)	(14.4)
Site Services	7,883	15,284	(7,401)	(48.4)
Corporate Items	(17,295)	(19,465)	2,170	(11.1)
Total	$31,305	$43,379	$(12,074)	(27.8)%

(1)     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)     See Item 2, “Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), for a discussion of Adjusted EBITDA.

Revenues

Technical Services revenues decreased 15.2%, or $28.4 million, in the three-months ended June 30, 2009 from the comparable period in 2008 due to reductions in volumes being processed through our facilities network ($11.1 million), changes in product mix and pricing ($0.4 million), and the weakening Canadian dollar ($3.8 million). The remaining $13.1 million decrease is attributable to reductions in base business, declines in transportation and disposal lines, and reduced fuel recovery fees.

Site Services revenues decreased 27.4%, or $21.8 million, in the three-months ended June 30, 2009 from the comparable period in 2008 primarily due to a decline in base business ($11.5 million) as well as a reduction in the volume of long-term project business ($4.4 million), reductions in oil volumes and pricing, and the weakening of the Canadian dollar ($0.4 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the current economic slowdown, the level of emergency response projects, competitive industry pricing, and the effects of fuel prices on our fuel recovery fee.

Cost of Revenues

Technical Services costs of revenues decreased 17.1%, or $20.8 million, in the three-months ended June 30, 2009 from the comparable period in 2008 primarily due to reductions in outside disposal, transportation, and subcontractor costs

($5.8 million), salary and labor expenses ($4.1 million), fuel costs ($3.3 million), utilities ($2.2 million) and the weakening of the Canadian dollar ($2.1 million).

Site Services costs of revenues decreased 22.9%, or $12.9 million, in the three-months ended June 30, 2009 from the comparable period in 2008 primarily due to decreases in outside transportation and disposal costs ($4.2 million), labor and related expenses ($3.1 million), fuel charges ($2.2 million) and the weakening of the Canadian dollar ($0.3 million). The decrease in outside transportation and disposal costs was partially attributable to company-wide initiatives to maximize the utilization of Company owned resources.

Corporate Items costs of revenues increased $1.6 million, in the three-months ended June 30, 2009 from the comparable period in 2008 primarily due to increases in health insurance related costs offset partially by a reduction in salaries.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 4.3% or $0.8 million in the three-months ended June 30, 2009 from the comparable period in 2008 primarily due to reductions in commissions and bonuses earned during the period.

Site Services selling, general and administrative expenses decreased 18.5%, or $1.4 million, in the three-months ended June 30, 2009 from the comparable period in 2008 primarily due to reductions in salaries and commissions.

Corporate Items selling, general and administrative expenses decreased $3.5 million primarily due to a reduction in stock-based compensation, bonuses and legal fees, offset partially by increases in acquisition related costs of $3.3 million.

Depreciation and Amortization

	Three Months Ended June 30
	2009	2008
Depreciation of fixed assets	$9,444	$8,422
Landfill and other amortization	2,797	2,384
Total depreciation and amortization	$12,241	$10,806

Depreciation and amortization increased 13.3% in the second quarter of 2009 compared to the same period in 2008. Depreciation of fixed assets increased due to increased capital expenditures in recent periods and acquisitions. Landfill and other amortization increased primarily due to increased landfill volumes.

Interest Expense, Net

	Three Months Ended June 30
	2009	2008
Interest expense	$1,842	$3,946
Interest income	(233)	(1,431)
Interest expense, net	$1,609	$2,515

Interest expense, net decreased 36.0% in the second quarter of 2009 compared to the same period in 2008. Interest expense decreased due to early termination of capital leases and reductions in the principal amounts of outstanding senior secured notes. Interest income decreased due to a reduction in the interest rates being earned by our cash balances.

Six months ended June 30, 2009 versus the six months ended June 30, 2008

	Summary of Operations (in thousands)
	For the Six Months Ended June 30,
			$	%
	2009	2008	Change	Change

Direct Revenues:
Technical Services	$309,172	$358,471	$(49,299)	(13.8)%
Site Services	113,460	150,497	(37,037)	(24.6)
Corporate Items	(989)	(1,200)	211	(17.6)
Total	421,643	507,768	(86,125)	(17.0)

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	200,063	235,829	(35,766)	(15.2)
Site Services	86,763	112,060	(25,297)	(22.6)
Corporate Items	2,941	689	2,252	326.9
Total	289,767	348,578	(58,811)	(16.9)

Selling, General & Administrative Expenses:
Technical Services	33,125	34,855	(1,730)	(5.0)
Site Services	12,917	15,268	(2,351)	(15.4)
Corporate Items	29,105	32,543	(3,438)	(10.6)
Total	75,147	82,666	(7,519)	(9.1)

Adjusted EBITDA (2):
Technical Services	75,984	87,787	(11,803)	(13.4)
Site Services	13,780	23,169	(9,389)	(40.5)
Corporate Items	(33,035)	(34,432)	1,397	(4.1)
Total	$56,729	$76,524	$(19,795)	(25.9)%

(1)                                   Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)                                   See Item 2, “Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), for a discussion of Adjusted EBITDA.

Revenues

Technical Services revenues decreased 13.8%, or $49.3 million, in the six-months ended June 30, 2009 from the comparable period in 2008 due to reductions in volumes being processed through our facilities network  ($22.1 million) and the weakening Canadian dollar ($8.8 million). These decreases were partially offset by revenues generated by the two solvent recycling facilities acquired in March 2008 and increased revenues driven by changes in product mix and pricing ($5.1 million).  The remaining $23.5 million decrease is attributable to reductions in base business, declines in transportation and disposal lines, and reduced fuel recovery fees.

Site Services revenues decreased 24.6%, or $37.0 million, in the six-months ended June 30, 2009 from the comparable period in 2008 due primarily to a decline in base business ($21.8 million), a reduction in the volume of long-term project business ($6.7 million), declines in oil pricing, and the weakening of the Canadian dollar ($0.9 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the current economic slowdown, the level of emergency response projects, competitive industry pricing, and the effects of fuel prices on our fuel recovery fee.

Cost of Revenues

Technical Services costs of revenues decreased 15.2%, or $35.8 million, in the six-months ended June 30, 2009 from the comparable period in 2008 primarily due to reductions in outside disposal, transportation, and subcontractor costs

($10.9 million), salary and labor expenses ($6.7 million), fuel costs ($5.6 million), materials, supplies, and equipment rentals ($3.7 million) and the weakening of the Canadian dollar ($5.1 million).

Site Services costs of revenues decreased 22.6%, or $25.3 million, in the six-months ended June 30, 2009 from the comparable period in 2008 primarily due to decreases in outside transportation and disposal costs ($9.2 million), material and supply costs ($3.2 million), fuel charges ($3.4 million), labor and related expenses ($4.1 million) and the weakening of the Canadian dollar ($0.8 million). The decrease in outside transportation and disposal costs was partially attributable to company-wide initiatives to maximize the utilization of Company owned resources.

Corporate Items costs of revenues increased $2.3 million, in the six-months ended June 30, 2009 from the comparable period in 2008 primarily due to increases in health insurance related costs.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 5.0% or $1.7 million in the six-months ended June 30, 2009 from the comparable period in 2008 primarily due to reductions in commissions and bonuses earned during the period.

Site Services selling, general and administrative expenses decreased 15.4%, or $2.4 million, in the six-months ended June 30, 2009 from the comparable period in 2008 primarily due to reductions in salaries and commissions.

Corporate Items selling, general and administrative expenses decreased $3.4 million primarily due to a reduction in stock-based compensation, bonuses and legal fees, partially offset by increases in acquisition related costs of $3.9 million.

Depreciation and Amortization

	Six Months Ended June 30
	2009	2008
Depreciation of fixed assets	$18,691	$15,705
Landfill and other amortization	5,611	5,576
Total depreciation and amortization	$24,302	$21,281

Depreciation and amortization increased 14.2% in the first six months of 2009 compared to the same period in 2008. Depreciation of fixed assets increased due to increased capital expenditures in recent periods and acquisitions. Landfill and other amortization increased slightly primarily due to increased landfill volumes.

Interest Expense, Net

	Six Months Ended June 30
	2009	2008
Interest expense	$3,612	$8,393
Interest income	(623)	(2,493)
Interest expense, net	$2,989	$5,900

Interest expense, net decreased 49.3% in the first two quarters of 2009 compared to the same period in 2008. Interest expense decreased due to early termination of capital leases and reductions in the principal amounts of outstanding senior secured notes. Interest income decreased due to a reduction in the interest rates being earned by our cash balances.

Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2009 were 41.8 percent and 43.9 percent, respectively, compared to 41.6 percent and 43.3 percent for the same periods in 2008. Income tax expense for the six months ended June 30, 2009 decreased $8.4 million to $10.6 million from $19.0 million for the comparable period in 2008.  Income tax expense for the three months ended June 30, 2009 decreased $5.2 million to $6.2 million from $11.4 million for the comparable period in 2008.  The reduced tax expenses for the three and six months ended June 30, 2009 were primarily due to lower earnings and lower permanent expense.

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of June 30, 2009 and December 31, 2008, we had a remaining valuation allowance of approximately $10.8 million.  The allowance consists of $8.9 million of foreign tax credits and $1.9 million of state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of June 30, 2009 and December 31, 2008, included accrued interest and penalties of $25.0 million and $22.2 million, respectively. Tax expense for the six months ended June 30, 2009 and 2008 included interest and penalties of $1.8 million and $3.0 million, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2009, changes in our financial position resulted from our February 2009 acquisition of EnviroSORT Inc. for a purchase price of $9.6 million, including the assumption of $2.5 million of debt, which was paid down on the acquisition date.

As described under Note 16, “Subsequent Events,” to our financial statements included in this report, we used between July 24 and July 31, 2009, approximately $156.8 million of our $255.9 million of cash and cash equivalents and marketable securities at June 30, 2009  to repay our then outstanding $30.0 million term note, discharge our then outstanding $23.0 million of senior secured notes (plus a prepayment premium of $0.7 million and accrued interest of $0.3 million as of the scheduled redemption date of August 31, 2009), pay the $56 million cash portion of the purchase price for our acquisition of Eveready Inc., and repay Eveready’s $46.8 million of then outstanding convertible notes. In August, we announced that we are planning to offer $250 million of senior secured notes due 2016.  We intend to use the net proceeds from the offering of the notes to repay certain indebtedness and for general corporate purposes.  We intend to use our remaining existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, and to fund capital expenditures.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

We had accrued environmental liabilities as of June 30, 2009 of approximately $180.8 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

Cash Flows for the six months ended June 30, 2009

Cash from operating activities in the first six months of 2009 was $49.1 million, an increase of 16.0%, or $6.8 million, compared with cash from operating activities in the first six months of 2008. The increase was primarily the result of a net improvement in certain working capital items offset partially by a reduction in income from operations.

Cash used for investing activities in the first six months of 2009 was $41.0 million, a decrease of 28.0%, or $16.0 million, compared with cash used for investing activities in the first six months of 2008.  The decrease was primarily the result of a reduction in acquisition costs.

Cash used for financing activities in the first six months of 2009 was $4.4 million, compared to cash from financing activities of $178.5 million in the first six months of 2008. The change was primarily the result of net proceeds of $173.6 million from the issuance of 2.875 million shares of common stock in April 2008 offset partially by the payment on debt acquired related to the EnviroSORT acquisition in February 2009.

Financing Arrangements

At June 30, 2009, we had outstanding $23.0 million of eight-year senior secured notes due 2012, a $70.0 million revolving credit facility, a $50.0 million synthetic letter of credit facility, and a $30.0 million term loan.   On July 24, 2009, we repaid the $30.0 million term loan and on July 31, 2009, we discharged the $23.0 million of outstanding senior secured notes by calling such notes for redemption on August 31, 2009 and depositing with the trustee the redemption price of $23.7 million and accrued interest of $0.3 million through the redemption date. On July 31, 2009, we also replaced our previous $70.0 million revolving credit facility and $50.0 million synthetic letter of credit facility with a new revolving credit facility which will allow us to borrow or obtain letters of credit for up to $120.0 million (with a $110.0 million sub-limit for letter of credit).

As of June 30, 2009, we were in compliance with the covenants of all of our debt agreements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 11, “Income Taxes,” to our financial statements included in Item 8 of this report, we have recorded $47.0 million of unrecognized tax benefits. These liabilities are classified as “other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities, which related to unrecognized tax benefits for which the statute of limitations might expire without examination by the respective taxing authority; however, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of June 30, 2009, our long-term investments included $6.5 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result there is a limited market for these securities. All of our auction rate securities are secured by student loans, which are substantially insured by the Federal Family Education Loan Program. Additionally, all of our auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to access these funds in the foreseeable future. In the unlikely event that we need to access the funds, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis.  As of June 30, 2009, we have recorded an unrealized pre-tax loss of $0.5 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if appropriate.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs, and therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at June 30, 2009 (in thousands):

Scheduled Maturity Dates	Six Months Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Senior secured notes	$23,032	$—	$—	$—	$—	$—	$23,032
Capital lease obligations	120	182	113	20	—	—	435
	$23,152	$182	$113	$20	$—	$—	$23,467
Weighted average interest rate on fixed rate borrowings	11.5%	10.2%	8.8%	8.7%

In addition to the fixed rate borrowings described in the above table, at June 30, 2009 we had variable rate instruments that included a revolving facility with maximum borrowings of up to $70 million, a synthetic letter of credit facility with maximum capacity of up to $50 million, and a $30 million term loan. Had the interest rate on our variable borrowings been 10% higher, we would have reported decreased net income of less than $0.1 million for each of the three-month periods ended June 30, 2009 and 2008 and less than $0.1 million and $0.1 million for the six-month periods ended June 30, 2009 and 2008, respectively.

We view our investment in our Canadian and Mexican subsidiaries as long-term; thus, we have not entered into any hedging transactions between the Canadian dollar and the U.S. dollar or between the Mexican peso and the U.S. dollar. The

Canadian subsidiaries transact approximately 19.4% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. In March 2009 we significantly reduced the U.S. cash balance held by our Canadian subsidiary and as a result, significantly reduced our foreign exchange exposure.  Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported decreased or increased net income by $0.2 million and $1.4 million for the three-month periods ended June 30, 2009 and 2008, respectively. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported decreased or increased net income by $0.3 million and $0.9 million for the six-month periods ended June 30, 2009 and 2008, respectively.

At June 30, 2009, $6.5 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first two quarters of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 10, “Commitments and Contingencies,” to the financial statements included in this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

During the six months ended June 30, 2009, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—At the Company’s annual meeting of shareholders held on May 11, 2009, the following class 1 directors were re-elected for a three-year term by the following votes:

Nominee	For	Withheld
Alan S. McKim	21,345,091	518,044
John T. Preston	21,284,968	578,167
Lorne R. Waxlax	21,285,984	576,151

At the Company’s annual meeting of shareholders, the stockholders also approved a CEO Annual Incentive Bonus Plan (as described in the proxy statement for such meeting) by the following votes:

For	Against	Abstain
21,056,955	786,552	19,625

Item 5—Other Information—None

Item 6—Exhibits

Item No.	Description	Location

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith.

32	Section 1350 Certifications	Filed herewith.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

	By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Date: August 7, 2009

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and
Chief Financial Officer

Date: August 7, 2009