Form 10-Q
period 2009-09-30
CLEAN HARBORS INC
filed 2009-11-09
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	26,220,820
(Class)	(Outstanding at November 5, 2009)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash and cash equivalents	$220,276	$249,524
Marketable securities	804	175
Accounts receivable, net of allowances aggregating $6,827 and $6,723, respectively	255,436	174,990
Unbilled accounts receivable	20,198	5,545
Deferred costs	5,264	5,877
Prepaid expenses and other current assets	18,431	13,472
Supplies inventories	39,267	26,905
Deferred tax assets	12,415	12,564
Assets held for sale	20,232	—
Total current assets	592,323	489,052
Property, plant and equipment:
Land	30,187	26,399
Asset retirement costs (non-landfill)	1,849	1,761
Landfill assets	45,645	35,062
Buildings and improvements	139,345	127,466
Camp equipment	51,535	—
Vehicles	138,829	33,502
Equipment	458,318	310,459
Furniture and fixtures	1,695	1,663
Construction in progress	13,420	13,206
	880,823	549,518
Less—accumulated depreciation and amortization	293,765	254,057
Total property, plant and equipment, net	587,058	295,461
Other assets:
Long-term investments	6,503	6,237
Deferred financing costs	10,356	3,044
Goodwill	49,699	24,578
Permits and other intangibles, net of accumulated amortization of $46,107 and $40,303, respectively	114,940	71,754
Deferred tax assets	—	5,454
Other	4,060	2,756
Total other assets	185,558	113,823
Total assets	$1,364,939	$898,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
Current liabilities:
Uncashed checks	$10,406	$7,733
Current portion of capital lease obligations	1,870	400
Accounts payable	83,931	63,885
Deferred revenue	21,936	24,190
Accrued expenses	89,144	67,901
Current portion of closure, post-closure and remedial liabilities	21,872	17,264
Liabilities held for sale	3,218	—
Total current liabilities	232,377	181,373
Other liabilities:
Closure and post-closure liabilities, less current portion of $10,315 and $6,383, respectively	23,994	26,254
Remedial liabilities, less current portion of $11,557 and $10,881, respectively	135,705	135,007
Long-term obligations	292,219	52,870
Capital lease obligations, less current portion	7,265	360
Unrecognized tax benefits and other long-term liabilities	81,988	73,427
Total other liabilities	541,171	287,918

Noncontrolling interest	2,345	—

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 26,206,384 and 23,733,257 shares, respectively	262	237
Treasury stock	(1,948)	(1,653)
Shares held under employee participation plan	(1,599)	—
Additional paid-in capital	475,487	353,950
Accumulated other comprehensive income (loss)	16,881	(688)
Accumulated earnings	99,963	77,199
Total stockholders’ equity	589,046	429,045
Total liabilities, noncontrolling interest and stockholders’ equity	$1,364,939	$898,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$305,608	$273,157	$727,251	$780,925
Cost of revenues (exclusive of items shown separately below)	210,900	187,063	500,667	535,641
Selling, general and administrative expenses	46,416	40,738	121,563	123,404
Accretion of environmental liabilities	2,644	2,682	7,928	8,078
Depreciation and amortization	18,649	11,414	42,951	32,695
Income from operations	26,999	31,260	54,142	81,107
Other income (expense)	111	(104)	155	(149)
Loss on early extinguishment of debt	(4,853)	(4,251)	(4,853)	(4,251)
Interest expense, net of interest income of $265 and $888 for the quarter and year-to-date ending 2009 and $1,458 and $3,952 for the quarter and year-to-date ending 2008, respectively	(6,556)	(1,889)	(9,545)	(7,789)
Income from continuing operations before provision for income taxes	15,701	25,016	39,899	68,918
Provision for income taxes	6,928	10,388	17,547	29,381
Income from continuing operations	8,773	14,628	22,352	39,537
Income from discontinued operations, net of tax	412	—	412	—
Net income	$9,185	$14,628	$22,764	$39,537

Earnings per share:
Basic	$0.36	$0.62	$0.94	$1.79
Diluted	$0.36	$0.61	$0.93	$1.75

Weighted average common shares outstanding	25,420	23,423	24,322	22,052
Weighted average common shares outstanding plus potentially dilutive common shares	25,552	23,822	24,441	22,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$22,764	$39,537
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,951	32,695
Allowance for doubtful accounts	814	67
Amortization of deferred financing costs and debt discount	1,285	1,517
Accretion of environmental liabilities	7,928	8,078
Changes in environmental liability estimates	(2,334)	(1,515)
Deferred income taxes	1,113	1,910
Stock-based compensation	649	2,782
Excess tax benefit of stock-based compensation	(416)	(3,396)
Income tax benefit related to stock option exercises	410	3,425
Other (income) expense	(155)	149
Write-off of deferred financing costs and debt discount	1,851	1,438
Environmental expenditures	(6,255)	(12,564)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	2,843	8,490
Other current assets	(3,845)	1,998
Accounts payable	127	(8,761)
Other current liabilities	(3,201)	(2,430)
Net cash from operating activities	66,529	73,420
Cash flows from investing activities:
Additions to property, plant and equipment	(46,104)	(39,218)
Acquisitions, net of cash acquired	(54,031)	(27,582)
Costs to obtain or renew permits	(1,402)	(2,184)
Proceeds from sales of fixed assets and assets held for sale	302	449
Sales of marketable securities	—	4,350
Purchase of available-for-sale securities	—	(2,553)
Net cash from investing activities	(101,235)	(66,738)
Cash flows from financing activities:
Change in uncashed checks	2,171	1,535
Proceeds from exercise of stock options	330	1,749
Remittance of shares, net	(295)	(489)
Proceeds from employee stock purchase plan	1,775	1,255
Proceeds from exercise of warrants	—	1,200
Deferred financing costs paid	(10,174)	—
Payments on capital leases	(380)	(1,848)
Proceeds from issuance of common stock, net	—	173,541
Payment on acquired debt	(230,745)	—
Principal payment on debt	(53,032)	(50,000)
Issuance of senior secured notes, net	292,107	—
Excess tax benefit of stock-based compensation	416	3,396
Net cash from financing activities	2,173	130,339
Effect of exchange rate change on cash	3,285	(3,600)
(Decrease) increase in cash and cash equivalents	(29,248)	133,421
Cash and cash equivalents, beginning of period	249,524	119,538
Cash and cash equivalents, end of period	$220,276	$252,959

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$7,249	$12,879
Income taxes paid	11,791	30,539
Non-cash investing and financing activities:
Property, plant and equipment accrued	$3,187	$5,333
Issuance of Clean Harbors common stock for Eveready common shares	118,427	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Shares Held Under			Accumulated
	Number of Shares	$ 0.01 Par Value	Treasury Stock	Employee Participation Plan	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive (Loss) Income	Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2009	23,733	$237	$(1,653)	$—	$353,950		$(688)	$77,199	$429,045
Net income	—	—	—	—	—	$22,764	—	22,764	22,764
Unrealized gain on long-term investments, net of taxes	—	—	—	—	—	684	684	—	684
Foreign currency translation	—	—	—	—	—	16,885	16,885	—	16,885
Comprehensive income	—	—	—	—	—	$40,333	—	—	—
Stock-based compensation	24	—	—	—	649		—	—	649
Issuance of restricted shares, net of shares remitted	(6)	—	(295)	—	—		—	—	(295)
Shares held under employee participation plan	—	—	—	(1,599)	—		—	—	(1,599)
Exercise of stock options	23	1	—	—	329		—	—	330
Issuance of common stock, net of issuance costs	2,392	24	—	—	118,374		—	—	118,398
Net tax benefit on exercise of stock options	—	—	—	—	410		—	—	410
Employee stock purchase plan	40	—	—	—	1,775		—	—	1,775
Balance at September 30, 2009	26,206	$262	$(1,948)	$(1,599)	$475,487		$16,881	$99,963	$589,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain reclassifications have been made to the Company’s consolidated statements of cash flows for the three and nine months ended September 30, 2008 and in the condensed consolidating statement of cash flows in Note 20, “Guarantor and Non-Guarantor Subsidiaries,” to conform to the current year presentation.

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, until the issuance of the financial statements, which occurred on November 9, 2009.

(2) SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of the Company reflect the application of certain new or updated significant accounting policies as described below:

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

The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and improvements
Buildings	30 – 40 years
Land, leasehold and building improvements	5 – 40 years
Camp equipment	12 – 15 years
Vehicles	3 – 12 years
Equipment
Capitalized software and computer equipment	3 years
Containers and railcars	15 – 20 years
All other equipment	8 – 10 years
Furniture and fixtures	5 – 8 years

Land, leasehold and building improvements have a weighted average life of 14.1 years.

The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than their carrying value. For the three and nine months ended September 30, 2009 and 2008, the Company recorded no impairment charge related to long-lived assets.

Foreign Currency

Foreign subsidiary balances are translated according to the provisions of Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters (“ASC 830”). The Company has operations in Canada and Mexico, and also operates international locations in Bulgaria, China, Sweden, Singapore, Thailand and the United Kingdom. The functional currencies of Canada, Mexico,

Singapore, Thailand and the United Kingdom are their respective local currencies.  The functional currencies of China and Bulgaria are the U.S. dollar and the Euro, respectively.  Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of certain foreign subsidiaries into U.S. dollars are included in stockholders’ equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of income. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statement of income.

Noncontrolling Interest

Noncontrolling interest is recorded for the entities that the Company consolidates but are not wholly owned by the Company. Noncontrolling interest is accounted for in accordance with ASC 810, Consolidations (“ASC 810”), and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”).

Related Parties

The Company identifies related parties as entities in which the Company has an investment accounted for using the equity method or which are controlled or influenced by the Company’s executive officers or directors.

Reclassification of Segment Information

In connection with the July 2009 closing of the Eveready Inc. (“Eveready”) acquisition, the Company re-aligned and expanded its reportable operating segments.   Under the new structure, the Company’s operations are managed in four segments: Technical Services, Field Services, Industrial Services and Exploration Services. The Company operates within the United States, Puerto Rico, Canada, and Mexico and also operates international locations in Bulgaria, China, Sweden, Singapore, Thailand and the United Kingdom. No individual customer accounts for more than 10% of revenues.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its ASC as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Accordingly, the Company has updated all references made to U.S. generally accepted accounting principles (“U.S. GAAP”) with the corresponding new ASC numbering system prescribed by the FASB. As the ASC is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s financial position, results of operations or cash flow.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”). ASC 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted ASC 805 on January 1, 2009 and during the three and nine months ended September 30, 2009, expensed $2.9 million and $5.1 million, respectively, of acquisition costs that, prior to the adoption of ASC 805, would have been included as part of the respective purchase prices. In addition, under the provisions of ASC 805, future reversal of the Company’s current acquisition-related tax reserves of approximately $10.7 million (excluding interest and penalties) will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets and will affect the Company’s annual effective income tax rate.  Due to the expiring statutes in Canada, the Company expects that acquisition related tax reserves will decrease by $7.5 million within the next twelve months, which will be recorded in earnings and therefore impact the effective income tax rate.

In February 2008, the FASB issued authoritative guidance which delayed the effective date of ASC 820, Fair Value Measurements (“ASC 820”) for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted such guidance on January 1, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The intent of the amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, and other U.S. GAAP. The Company adopted the amendment on January 1, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.

In June 2008, the FASB issued authoritative guidance that provides for all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, to be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time.  The Company adopted such guidance on January 1, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.

In December 2008, the FASB issued authoritative guidance which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. This guidance requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under ASC 820, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance is effective for the Company as of December 31, 2009. As the guidance provides only disclosure requirements, the adoption of this standard will have no material impact on the Company’s financial position, results of operations or cash flow.

On February 1, 2009, the Company adopted the FASB’s authoritative guidance which changed the accounting and reporting for minority interests to have such interests be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The Company did not have any significant noncontrolling interests outstanding in any of its subsidiaries prior to the acquisition of Eveready on July 31, 2009, and therefore the adoption did not affect previously reported financial information. As of September 30, 2009, the noncontrolling interests in one of the Company’s subsidiaries acquired as part of the Eveready acquisition were redeemable securities under ASC 480 and have been recorded as temporary equity at their maximum redemption amount within the consolidated balance sheet. For the three and nine months ended September 30, 2009, the net income attributable to those noncontrolling interests was immaterial and was included in the Company’s net income.

In April 2009 the FASB issued authoritative guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability.  The Company adopted such guidance in the period ended March 31, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.

In April 2009, the FASB issued authoritative guidance that changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exits, an entity will assess the likelihood of selling the security prior to recovering its cost basis, rather than assessing whether it has the intent and ability to hold a security to recovery.  The Company adopted such guidance in the period ended March 31, 2009, and has determined that the cumulative $0.5 million impairment related to the fair value of its auction rate securities continues to be temporary.

In April 2009, the FASB issued authoritative guidance that expands the fair value disclosures required for all financial instruments within the scope of ASC 825, Financial Instruments, to interim financial statements. The provisions of such guidance were effective for periods ending after June 15, 2009.  The Company adopted this guidance in the period ended June 30, 2009.  The adoption of such guidance only impacts quarterly disclosure requirements and therefore did not have an impact on the Company’s financial position, results of operations or cash flow.

In May 2009 the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted such guidance in the period ended June 30, 2009 and it did not have an impact on the Company’s financial position, results of operations or cash flow.

(3) BUSINESS COMBINATIONS

Eveready

On July 31, 2009, the Company acquired 100% of the outstanding common shares of Eveready, an Alberta corporation headquartered in Edmonton, Alberta.  Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries.  The Company anticipates that this acquisition will enhance the Company’s presence in the industrial services market, broaden the range of services the Company can offer customers of both companies, and advance the Company’s position in the Canadian marketplace.

The following table summarizes the consideration paid for Eveready at the acquisition date (in thousands).

2.4 million shares of Clean Harbors common stock issued for Eveready common shares(1)	$118,427
Cash paid for Eveready common shares	56,191
Shares held in the Eveready employee participation plan(2)	(1,783)
Cash paid for Eveready deferred shares assumed(3)	100
Eveready credit facility assumed	168,561
Capital lease obligations assumed	21,214
Eveready debentures assumed(3)	47,144
Fair value of consideration transferred	$409,854

(1)                                 The value of Clean Harbors common stock used ($49.50) was the closing price of Clean Harbors common stock on the New York Stock Exchange on July 30, 2009.

(2)                                 The Eveready employee participation plan included 247,727 Eveready common shares that were held in the Eveready employee participation plan trust. Upon completion of the acquisition, the Eveready common shares held by that trust were exchanged for the same purchase amount of cash and ratio of shares of Clean Harbors common stock as the other outstanding Eveready common shares and will vest as they are earned in future periods in accordance with the plan’s terms and conditions. The Eveready employee participation plan consideration is reflected in the shares of Clean Harbors common stock and cash paid for Eveready common shares, and the amount still to be earned by the plan participants has been shown as a reduction of the estimated total purchase price.  The amount presented for the shares held in the employee participation plan trust is net of the value of shares vested as of July 31, 2009.

(3)                                 The outstanding Eveready deferred shares and Eveready debentures were paid off on July 31, 2009. The redemption price of the outstanding Eveready debentures was equal to 101% of the principal amount plus accrued interest.

In connection with the acquisition, the Company was required to obtain waivers from the lenders under the Company’s and Eveready’s respective existing credit agreements to allow for the completion of the acquisition and the repayment of Eveready’s existing 7% convertible subordinated debentures, and also concurrently with or following the acquisition to secure financing sufficient to pay off or restructure substantially all of the remaining Eveready indebtedness.  The Company obtained the necessary waivers prior to the close of the acquisition and subsequently met the financing requirement on August 14, 2009, by issuing $300.0 million aggregate principal amount of 7 5/8% senior secured notes for net proceeds of $292.1 million. See Note 10, “Financing Arrangements.”

Acquisition related costs of $2.9 million and $4.8 million were included in selling, general and administrative expenses in the Company’s consolidated statements of income for the three and nine months ended September 30, 2009.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands). The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company’s valuation.   Final determination of the fair value may result in further adjustments to the values presented below.

Asset (Liability)
Current assets (i)(ii)	$121,787
Property, plant and equipment	271,752
Identifiable intangible assets	43,800
Other assets	1,481
Current liabilities (ii)	(38,437)
Asset retirement obligations	(70)
Other liabilities	(5,894)
Noncontrolling interests (iii)	(5,484)
Total identifiable net assets	$388,935
Goodwill (iv)	20,919
$409,854

(i)	The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary fair value of $77.4 million. The gross amount due is $88.3 million.

(ii)	Includes assets and liabilities held for sale of $20.2 million and $3.2 million, respectively.

(iii)	The fair value of the noncontrolling interests approximate the maximum redemption prices on the date of the acquisition.

(iv)

Goodwill, which is attributable to expected operating and cross-selling synergies, is not expected to be deductible for tax purposes. Goodwill of $14.7 million, $5.4 million and $0.8 million has been recorded in the Industrial Services, Exploration Services and Field Services segments, respectively, however the amount and the allocation are subject to change pending the finalization of the Company’s valuation.

In connection with the acquisition, the Company agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to legacy Clean Harbors’ existing landfill in the region. The Pembina Area Landfill meets the held for sale criteria under ASC 360, Property, Plant and Equipment (“ASC 360”), and therefore the fair value of its assets and liabilities have been recorded as held for sale in the Company’s consolidated balance sheet as of September 30, 2009 and the results of its operations have been presented as discontinued operations on the consolidated statements of income for the three and nine months ended September 30, 2009.

The Company has determined that the presentation of Eveready net income is impracticable for the three and nine months ended September 30, 2009 due to the integration of Eveready operations into the Company upon acquisition. Revenues attributable to Eveready for the three and nine months ended September 30, 2009 were $71.2 million.

The following unaudited pro forma combined summary data presents information as if Eveready had been acquired at the beginning of the periods presented with financing obtained as described above and assumes that there were no other changes in the Company’s operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Eveready been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Pro forma combined revenues	$341,223	$428,309	$1,002,300	$1,261,641
Pro forma combined net income	$8,210	$24,362	$15,103	$67,981
Earnings per share	$0.33	$0.93	$0.61	$2.71

EnviroSORT

On February 27, 2009, the Company acquired 100% of the outstanding stock of privately-held EnviroSORT Inc. (“EnviroSORT”) for a preliminary purchase price of $9.6 million. The preliminary purchase price included the assumption of $2.5 million of EnviroSORT debt and $0.2 million of preliminary post-closing adjustments. The Company paid down the balance of the $2.5 million assumed debt on the acquisition date. The acquisition of EnviroSORT is expected to complement and expand the Company’s operations in Western Canada.  The preliminary purchase price is subject to post-closing adjustments which are based upon the amount by which EnviroSORT’s net working capital, as of the closing date, was greater or less than $0.5 million.  The Company recorded certain fair value adjustments and reduced goodwill to $2.9 million from $5.0 million during the three months ended September 30, 2009.  Goodwill has been allocated to the Technical Services segment and is preliminary pending the final fair value determinations. The balance of any goodwill is not expected to be deductible for tax purposes.  Acquisition-related costs of less than $0.1 million and $0.3 million were included in selling, general, and administrative expenses for the three and nine months ended September 30, 2009, respectively.

Safety-Kleen Systems and Universal Environmental

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

(4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of September 30, 2009, the Company held certain auction rate securities and marketable securities that are required to be measured at fair value on a recurring basis. The auction rate securities are classified as available for sale and the fair value of these securities as of September 30, 2009 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of September 30, 2009, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. The Company attributes the decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues.  During the nine month period ended September 30, 2009, the Company recorded an unrealized pre-tax gain of $0.3 million which is included in accumulated other comprehensive income. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before their maturity. In addition, as of September 30, 2009, the Company continued to earn interest on all of its auction rate securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2009, were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009

Auction rate securities	$—	$—	$6,503	$6,503
Marketable securities	$804	$—	$—	$804

The following table presents the changes in the Company’s long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC 820 during the nine months ended September 30, 2009 (in thousands):

2009
Balance at January 1, 2009	$6,237
Total unrealized gains included in other comprehensive income	266
Balance at September 30, 2009	$6,503

(5) SUPPLIES INVENTORY

The Company’s supplies inventory balance increased from $26.9 million at December 31, 2008 to $39.3 million at September 30, 2009, primarily due to the acquisition of Eveready. Eveready’s supplies inventory is similar to the supplies inventory historically carried by the Company which is primarily materials, parts, and supplies consumed in rendering services to customers.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the nine months ended September 30, 2009 were as follows (in thousands):

2009
Balance at January 1, 2009	$24,578
Acquired from acquisitions	24,403
Foreign currency translation	718
Balance at September 30, 2009	$49,699

The increase in goodwill during the nine months ended September 30, 2009 was primarily attributed to the acquisitions of Eveready and EnviroSORT and final purchase price acquisition costs related to Universal Environmental, Inc.  The goodwill related to Eveready and EnviroSORT include estimates that are subject to change based upon final fair value determinations.  Below is a summary of amortizable other intangible assets (in thousands):

	September 30, 2009				December 31, 2008
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$99,049	$37,049	$62,000	16.1	$94,446	$33,458	$60,988	17.2
Customer lists and other intangible assets	61,998	9,058	52,940	8.5	17,611	6,845	10,766	6.2
	$161,047	$46,107	$114,940	11.4	$112,057	$40,303	$71,754	13.6

The increase in the customer lists and other intangible assets was due to the acquisition of Eveready.  Amounts are provisional and subject to change upon completion of the final valuations.

Below is the expected amortization for the net carrying amount of finite lived intangible assets at September, 30, 2009 (in thousands):

Years Ending December 31,	Expected Amortization
2009 (three months)	$2,487
2010	9,966
2011	9,454
2012	9,302
2013	9,226
Thereafter	74,505
$114,940

(7) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Insurance	$19,211	$15,361
Interest	3,838	1,280
Accrued disposal costs	2,027	2,305
Accrued compensation and benefits	24,944	22,952
Real estate, sales and other taxes	8,957	4,702
Other items	30,167	21,301
	$89,144	$67,901

(8) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”), for the nine months ended September 30, 2009 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2009	$25,269	$7,368	$32,637
Liabilities assumed in acquisitions		70	70
New asset retirement obligations	1,197	—	1,197
Accretion	2,225	702	2,927
Changes in estimate recorded to statement of income	(809)	(237)	(1,046)
Settlement of obligations	(1,375)	(400)	(1,775)
Currency translation and other	253	46	299
Balance at September 30, 2009	$26,760	$7,549	$34,309

The benefit resulting from changes in estimate was primarily due to closing a landfill cell and surrendering the remaining cell closure reserve as well as delays in timing of certain final cell closure and certain remedial projects spending. All of the landfill facilities included in the above were active as of September 30, 2009.

New asset retirement obligations incurred in the period January through July 2009 were discounted at the credit-adjusted risk-free rate of 10.57% and inflated at a rate of 1.02%. With the August 2009 offering of $300.0 million of senior secured notes and the discharge of the outstanding balance of the previous senior secured notes on which the initial 2009 rate had been based, the credit-adjusted risk-free rate was recalculated. Beginning in August 2009, new asset retirement obligations have been discounted at the rate of 9.37%.

On October 9, 2009 the Company submitted the terms of reference for an environmental assessment (“EA”) to the Environment Ministry of Ontario as the next step in a proposal to develop additional capacity at the Lambton landfill pursuant to the Ontario Environmental Assessment Act. Landfill amortization and accrual rates at Lambton have historically been based on an assumption of 7.8 million cubic yards of unpermitted yet highly probable airspace. The terms of reference included a request to reduce the highly probable airspace to 6.2 million cubic yards. In accordance with ASC 410, Asset Retirement and Environmental Obligations, and the Company’s policy relating to the criteria for including airspace as highly probable, the amortization and accrual rates will be adjusted on a prospective basis. Because of the long life of the landfill and the effect of discounting, the rate change is insignificant on the units-of-consumption basis. Additionally, the 1.6 million cubic yards of airspace that is not included in this EA will still be available for inclusion in a future expansion request.

(9) REMEDIAL LIABILITIES

The changes to remedial liabilities for the nine months ended September 30, 2009 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2009	$5,112	$90,291	$50,485	$145,888
Accretion	189	3,140	1,672	5,001
Changes in estimate recorded to statement of income	(348)	(2,033)	1,093	(1,288)
Settlement of obligations	(68)	(2,438)	(1,974)	(4,480)
Currency translation and other	342	65	1,734	2,141
Balance at September 30, 2009	$5,227	$89,025	$53,010	$147,262

The benefit resulting from changes in estimate for landfill sites and inactive sites was due primarily to (i) the successful introduction of new technology for remedial activities and (ii) the net discounting effect of delays in timing for completion of certain remedial projects and updated site information. The changes in estimate resulting in an increase to the non-landfill liabilities were primarily due to (i) new regulatory compliance obligations, (ii) the net of timing changes and implementation of technology upgrades, and (iii) the discounting effect of delays in certain remedial projects.

(10) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2009	December 31, 2008
Senior secured notes, at 11.25%, due July 15, 2012	$—	$23,032
Revolving facility, due December 1, 2010	—	—
Synthetic letter of credit facility, due December 1, 2010	—	—
Term loan, at 2.97% on December 31, 2008, due December 1, 2010	—	30,000
Senior secured notes, at 7.625%, due August 15, 2016	300,000	—
Revolving credit facility, due July 31, 2013	—	—
Less unamortized issue discount	(7,781)	(162)
Long-term obligations	$292,219	$52,870

The following summarizes the principal financing activities of the Company during the nine months ended September 30, 2009:

•                 July 24, 2009: the Company repaid its $30.0 million term loan due in 2010;

•                 July 31, 2009: the Company discharged its $23.0 million of then outstanding senior secured notes due 2012 (the “former notes”) by calling such notes for redemption on August 31, 2009 and depositing with the trustee the redemption price of $23.7 million and accrued interest of $0.3 million through the redemption date;

•                 July 31, 2009: the Company replaced its previous $70.0 million revolving credit facility and $50.0 million synthetic letter of credit facility with a new $120 million revolving credit facility (described below);

•                 July 31, 2009: the Company assumed all outstanding Eveready debt including capital leases;

•                 July 31, 2009: the Company repaid the Eveready convertible subordinated debentures at 101% principal plus accrued interest of $0.3 million; and

•                 August 14, 2009: the Company issued $300 million aggregate principal amount of 7 5/8% senior secured notes due 2016 for net proceeds of $292.1 million. Approximately $175.0 million of the net proceeds were used to repay all amounts outstanding under Eveready’s existing credit facility, certain capital leases, and fees, expenses and other costs relating to the repayment of such outstanding Eveready debt.  The Eveready credit facility was terminated in connection with the repayment of all amounts outstanding thereunder.

In connection with the above mentioned transactions, the Company recorded an aggregate $4.9 million loss on early extinguishment of debt, which included the $0.7 million prepayment penalty required by the indenture in connection with the redemption of the former notes, a $2.2 million prepayment penalty related to the repayment of all amounts outstanding under the Eveready credit facility, and non-cash expenses of $1.7 million related to unamortized financing costs and $0.1 million of unamortized discount on the former notes.

The principal terms of the senior secured notes and the revolving credit facility are as follows:

Senior Secured Notes.    Interest is payable semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The senior secured notes were issued pursuant to an indenture dated as of August 14, 2009 (the “indenture”), among the Company, as issuer, substantially all of the Company’s domestic subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and senior secured notes collateral agent.

The fair value of the Company’s currently outstanding senior secured notes is based on quoted market prices and was $303.1 million at September 30, 2009.

The Company may redeem some or all of the senior secured notes at any time on or after August 15, 2012 at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on August 15 of the year set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Percentage
2012	103.813%
2013	101.906%
2014 and thereafter	100.000%

At any time and from time to time prior to August 15, 2012, but not more than once in any twelve-month period, the Company may also redeem up to 10% of the original aggregate principal amount of the senior secured notes at a redemption price of 103% of the principal amount, plus any accrued and unpaid interest. Prior to August 15, 2012, the Company may also redeem up to 35% of the aggregate principal amount of the senior secured notes at a redemption price of 107.625% of the principal amount, plus any accrued and unpaid interest, using proceeds from certain equity offerings, and may also redeem some or all of the senior secured notes at a redemption price of 100% of the principal amount plus a make-whole premium and any accrued and unpaid interest. Holders may require the Company to repurchase the senior secured notes at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest, upon a change of control of the Company.

The senior secured notes are guaranteed by substantially all the Company’s current and future domestic restricted subsidiaries. The senior secured notes are the Company’s and the guarantors’ senior secured obligations ranking equally, subject to the lien priorities summarized below, with all of the Company’s and the guarantors’ existing and future senior obligations (including obligations under the Company’s credit agreement) and senior to any future indebtedness that is expressly subordinated to the senior secured notes and the guarantees. The senior secured notes and the guarantees are secured by a first lien on substantially all of the assets of the Company and its domestic restricted subsidiaries (the “Notes Collateral”), except for accounts receivable, related general intangibles and instruments and proceeds related thereto (the “Revolver Collateral”) and certain other excluded collateral as provided in the indenture and subject to certain exceptions and permitted liens. The senior secured notes and the guarantees are also secured by a second lien on the Revolver Collateral that, along with a second lien on the Notes Collateral, secure the Company’s obligations under its revolving credit facility. The senior secured notes are not guaranteed by, or secured by the assets of, the Company’s foreign subsidiaries, including Eveready.

If the Company or its domestic subsidiaries sell assets under specified circumstances, the Company must offer to repurchase the senior secured notes from certain of the net proceeds of such sale at a purchase price equal to 100% of the principal amount, plus any accrued and unpaid interest, to the applicable repurchase date.

In connection with the issuance of the senior secured notes, the Company and the guarantors entered into a registration rights agreement dated August 14, 2009, with the initial purchasers of the senior secured notes. Under the terms of the registration rights agreement, the Company and the guarantors are required to file with the SEC an exchange offer registration statement and use commercially reasonable efforts to cause the exchange offer to be consummated within 180 days following the issuance of the senior secured notes, thereby enabling holders to exchange the senior secured notes for registered senior secured notes with terms substantially identical to the terms of the senior secured notes. Under specified circumstances, including if the exchange offer would not be permitted by applicable law or SEC policy, the registration rights agreement would require that the Company and the guarantors file a shelf registration statement and use reasonable best efforts to have such registration statement declared effective within 90 days following the event giving rise to the requirement to file the shelf registration statement for the resale of the senior secured notes. If the Company and the guarantors default on their registration obligations under the registration rights agreement, additional interest (referred to as special interest), up to a maximum amount of 1.0% per annum, will be payable on the senior secured notes until all such registration defaults are cured.

Revolving Credit Facility.     Under the new revolving credit facility, the Company has the right to borrow and obtain letters of credit for a combined maximum of up to $120.0 million, with a sub-limit of $110.0 million for letters of credit. Availability under the new facility is subject to a borrowing base comprised of 85% of the Company’s and its U.S. subsidiaries’ eligible accounts receivable and 97% of eligible cash pledged under the new facility. The new facility has a term of four years. Bank of America, N.A. (“BofA”) is the administrative agent and collateral agent for the lenders and the issuing bank for letters of credit.

Borrowings under the revolving credit facility bear interest at a rate of, at the Company’s option, either (i) LIBOR plus an applicable margin ranging from 3.25% to 3.75% per annum based on the then level of the Company’s fixed charge coverage ratio or (ii) BofA’s base rate plus an applicable margin ranging from 2.25% to 2.75% per annum based on such fixed charge coverage ratio. In addition, there is an unused line fee, calculated on the then unused portion of the lenders’ $120.0 million maximum commitment, ranging from 0.50% to 0.75% per annum of the unused commitment. For outstanding letters of credit, the Company will pay to the lenders a fee equal to the then applicable LIBOR margin described above, and to BofA a standard fronting fee and customary fees and charges in connection with all amendments, extensions, draws and other actions with respect to letters of credit.  At September 30, 2009, the revolving credit facility had no outstanding loans, $31.3 million available to borrow and $88.7 million of letters of credit outstanding.

The Company’s obligations under the new revolving letter of credit facility (including revolving loans and reimbursement obligations for outstanding letters of credit) are guaranteed by substantially all of its U.S. subsidiaries and secured by a first lien on the Revolver Collateral and a second lien on the Notes Collateral as described above.

The credit agreement for the revolving credit facility requires the Company to maintain liquidity of not less than $50.0 million, and a consolidated fixed charge coverage ratio of not less than 1.00:1.  The consolidated fixed charge coverage ratio is defined as the ratio of (a) (i) consolidated EBITDA (as defined in the credit agreement), less the sum of (ii) aggregate amount of federal, state, local and foreign income taxes paid or payable in cash, (iii) the aggregate amount of all capital expenditures (other than those financed by certain indebtedness permitted under the credit agreement), (iv) the aggregate amount of all restricted payments, and (v) environmental expenditures, to (b) the sum of (i) consolidated interest charges to the extent paid or payable in cash, and (ii) the aggregate principal amount of all regularly scheduled principal payments paid or payable with respect to indebtedness, in each case of or by the Company and its subsidiaries for the most recently completed measurement period.

(11) HELD FOR SALE

In connection with the Company’s acquisition of Eveready, the Company agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to legacy Clean Harbors’ existing landfill in the region. The Pembina Area Landfill meets the held for sale criteria under ASC 360 and therefore the fair values of its assets and liabilities less estimated costs to sell have been recorded as held for sale in the Company’s consolidated balance sheet in the Technical Services segment and the net income presented as income from discontinued operations on the consolidated statements of income at September 30, 2009.  For the three and nine months ended September 30, 2009, the Pembina Area Landfill recorded $0.9 million of revenues which are included in income from discontinued operations. At September 30, 2009, the components of assets and liabilities held for sale in the consolidated balance sheet were as follows (in thousands):

September 30, 2009
Current assets	$1,628
Property, plant and equipment, net	10,292
Permits and other intangibles	7,165
Deferred tax assets	1,147
Assets held for sale	$20,232

Current liabilities	$314
Closure and post-closure liabilities	2,904
Liabilities held for sale	$3,218

(12) RELATED PARTY TRANSACTIONS

During each of the three and nine months ended September 30, 2009, the Company recorded no revenue from related party transactions and included $0.4 million in operating expenses and selling, general and administrative expenses. As at September 30, 2009, outstanding amounts collectible from or owing to related parties included in accounts receivable and accounts payable and accrued liabilities were immaterial.  All transactions occurred in the normal course of operations and were measured at their exchange amounts, which were established and agreed to as consideration by the related parties.

(13) NONCONTROLLING INTEREST

At the time of the Company’s acquisition of Eveready on July 31, 2009, there was an aggregate 7.89% noncontrolling interest in an Eveready subsidiary held by the former owners of Bullseye Directional Drilling (“Bullseye”) and Rodrigue Directional Drilling (“Rodrigue”) group of companies, which were acquired by Eveready in 2006.  Under the agreements with such former owners, Eveready then held a call option to acquire, and such former owners then held a put option to sell, such noncontrolling interests at certain prices to be determined in accordance with such agreements. In September 2009, such agreements were amended to provide that the options would be exercisable for fixed prices to be paid in cash on September 1, 2010 in the case of Bullseye and on December 1, 2010 in the case of Rodrigue. The agreement for the Bullseye noncontrolling interest was exercised in September 2009 and the Company reclassified the maximum redemption amount from temporary equity to accrued expenses at September 30, 2009. At September 30, 2009, the Company deemed the redemption of the Rodrigue noncontrolling interest to be probable and recorded the maximum redemption amount as temporary equity at September 30, 2009.  For the three and nine months ended September 30, 2009, the net income attributable to those noncontrolling interests was immaterial and was included in the Company’s net income.

(14) INCOME TAXES

The Company’s effective tax rates for the three and nine months ended September 30, 2009 were 43.6 percent and 43.8 percent, respectively, compared to 41.5 percent and 42.6 percent for the same periods in 2008. Earnings for the three and nine months ended September 30, 2009 decreased compared to the same periods in 2008; however, the overall permanent items that impact the effective tax rate increased primarily as a result of the non-deductible portion of acquisition costs related to the acquisition of Eveready, thereby resulting in the higher effective income tax rates.

As of September 30, 2009, the Company’s unrecognized tax benefits were $74.6 million which included $20.8 million of interest and $5.9 million of penalties.  As of December 31, 2008, the Company’s unrecognized tax benefits were $68.7 million which included $17.0 million of interest and $5.2 million of penalties.

Due to expiring statutes in Canada, the Company anticipates that total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $12.2 million within the next twelve months.  The $12.2 million includes interest and penalties of $4.7 million and is related to a business combination in Canada and, in accordance with ASC 805, will be recorded in earnings and therefore will impact the effective income tax rate.

(15) EARNINGS PER SHARE

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Income from continuing operations	$8,773	$14,628	$22,352	$39,537
Income from discontinued operations	412	—	412	—
Net income	$9,185	$14,628	$22,764	$39,537

Denominator:
Basic shares outstanding	25,420	23,423	24,322	22,052
Dilutive effect of equity-based compensation awards and warrants	132	399	119	478
Dilutive shares outstanding	25,552	23,822	24,441	22,530

Basic earnings per share
Income from continuing operations	$0.34	$0.62	$0.92	$1.79
Income from discontinued operations, net of tax	0.02	—	0.02	—
Net income	$0.36	$0.62	$0.94	$1.79
Diluted earnings per share
Income from continuing operations.	$0.34	$0.61	$0.91	$1.75
Income from discontinued operations, net of tax	0.02	—	0.02	—
Net income	$0.36	$0.61	$0.93	$1.75

For the three- and nine- month periods ended September 30, 2009 and 2008, the dilutive effect of all outstanding stock options, restricted stock and warrants is included in the above calculations. For the three- and nine-month periods ended September 30, 2009, the above calculation excluded the dilutive effects of 142 thousand outstanding performance stock awards for which the performance criteria were not attained at that time, 18 thousand stock options that were not then in-the-money, and 32 thousand unvested shares then held in the employee participation plan trust as described in Note 17, “Stock-Based Compensation and Employee Participation Plan.”  For the three- and nine-month periods ended September 30, 2008, the above calculation excluded the dilutive effects of 90 thousand outstanding performance stock awards for which the performance criteria were not attained at that time.

(16) STOCKHOLDERS’ EQUITY

As described in Note 3, “Business Combinations,” the Company acquired Eveready on July 31, 2009 and, as a portion of the consideration, the Company issued to Eveready shareholders $118.4 million in Clean Harbors’ common stock consisting of 2.4 million shares valued at $49.50 per Clean Harbors’ share (the closing price on the New York Stock Exchange on the day prior to the acquisition).

(17) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN

Stock-Based Compensation

The following table summarizes the total number and type of awards granted during the three- and nine-month periods ended September 30, 2009, as well as the related weighted-average grant-date fair values:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards	38,000	$55.05	43,400	$54.75
Performance stock awards	7,804	53.47	68,251	45.76
Common stock awards	—	$—	2,400	$52.66
Total awards	45,804		114,051

The performance stock awards granted in 2009 are subject to achieving predetermined revenue and EBITDA targets for a specified period of time and service conditions.   If the Company does not achieve the performance goals by December 31, 2010, the shares will be forfeited in their entirety.  As of September 30, 2009, management did not believe that it was probable that the performance targets will be achieved, as it is early in the award achievement period.  As a result, no compensation expense was recognized during the nine months ended September 30, 2009 related to the 2009 performance stock awards.

In regards to the performance stock awards granted in 2008, management previously believed that the performance targets would be achieved and therefore recorded compensation expense during fiscal 2008 and during the first quarter of 2009.  As of June 30, 2009, based on the year-to-date results of operations, management determined that it was then not probable that the performance targets will be achieved, and therefore the cumulative expense recorded through March 31, 2009 of $1.7 million was reversed through sales, general and administrative expenses. As of September 30, 2009, management continued to believe that the performance targets will not be achieved and therefore recorded no compensation expense for the three or nine months ended September 30, 2009.

Employee Participation Plan

Prior to the Company’s acquisition of Eveready on July 31, 2009, Eveready’s predecessor had established an employee participation plan (the “Plan”) under which employees were offered an opportunity to purchase at the then market price up to a specified number of the predecessor’s units (“Purchased Units”) from the predecessor’s treasury. For each employee who elected to participate (a “Participant”), Eveready’s predecessor matched the Purchased Units with an equal number of units (“Matching Units”) purchased on the open market and deposited the Matching Units into a trust (the “Trust”), with 20% of the Matching Units vesting each December 31 from 2007 through 2011 provided the Participant remained employed by Eveready’s predecessor at the vesting date. Participants had the option to finance the Purchased Units with a loan from Bank of Montreal (“BMO Loan”), which carries an annual interest rate of LIBOR plus 0.5% for a term of 10 years with payment commencing in year six, secured by both the Purchased and the Matching Units. Upon the conversion of Eveready’s predecessor into Eveready effective December 31, 2008, the Purchased Units held by Participants and Matching Units held by the Trust were converted (on the same ratio as other outstanding units) into Eveready common shares.

When the Company acquired Eveready on July 31, 2009, the Eveready common shares held both by Participants and by the Trust were converted into cash and shares of the Company’s common stock on the same terms as other outstanding Eveready common shares. The Matching Units converted into 22 thousand shares of the Company’s common stock and will continue to be held in the Trust and vest according to the original vesting schedule.  The Company will pay a cash bonus to each Participant employed by the Company on December 31, 2011(or whose employment was or is involuntarily terminated by the Company either at the time of the acquisition or prior to December 31, 2011), to the extent (if any) that on December 31, 2011 there is a shortfall between (i) the amount which such employee originally paid for Purchased Units and (ii) the aggregate of (x) the market value on December 31, 2011(but not less than $48.00 per Company share) of the Purchased Units and Matching Units held by the Participant and (y) the cash portion  of the acquisition consideration received for such Participant’s Eveready shares as described above (“Shortfall Bonus”). To the extent that any Participant has an outstanding BMO loan balance on December 31, 2011, the amount of any such Shortfall Bonus (net of withholding taxes) shall first be applied against such outstanding loan balance, with the remainder (if any) of such net bonus paid to the Participant. The maximum amount of such Shortfall Bonus was $2.8 million on September 30, 2009.

The Company classifies the Plan as an equity award and compensation expense of $0.1 million was recognized for the three and nine months ended September 30, 2009.  The potential Shortfall Bonus is classified as a liability award and measured based on the award’s fair value at each reporting date until the date of settlement. The fair value of the Shortfall Bonus is determined to be the difference between (i) the Participants’ original investment in the Plan and (ii) the aggregate of the market value (but not less than $48.00 per Company share) of the Company’s shares derived from both Purchased Units and Matching Units and the cash portion of the acquisition consideration received, adjusted for the portion of requisite service that has been rendered as of the measurement date. Compensation cost for the period is based on the change or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date, in the fair value of the potential Shortfall Bonus. Compensation cost relating to the potential Shortfall Bonus for the three and nine months ended September 30, 2009 was $0.1 million.

(18) COMMITMENTS AND CONTINGENCIES

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

The Company records actual or potential liabilities related to legal or administrative proceedings in accordance with ASC 450, Contingencies. At September 30, 2009, the Company had recorded $27.5 million of reserves in the Company’s financial statements for actual or potential liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below, and the Company believes that it is reasonably possible that the amount of such potential liabilities could be as much as $3.9 million more. The Company periodically adjusts the aggregate amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available.

As of September 30, 2009, the principal legal and administrative proceedings in which the Company was involved were as follows:

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

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At September 30, 2009 and December 31, 2008, the Company had accrued $12.4 million and $10.6 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.   The increase resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar and interest accretion.

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

Deer Trail, Colorado Facility.  Since April 5, 2006, the Company has been involved in various legal proceedings which have arisen as a result of the issuance by the Colorado Department of Public Health and Environment (“CDPHE”) of a radioactive materials license (“RAD License”) to a Company subsidiary, Clean Harbors Deer Trail, LLC (“CHDT”) to accept certain low level radioactive materials known as “NORM/TENORM” wastes for disposal. Adams County, the county where the CHDT facility is located, filed two suits against the CDPHE in Colorado effectively seeking to invalidate the license. The two suits filed in 2006 were both dismissed and those dismissals were upheld by the Colorado Court of Appeals. Adams County appealed those rulings to the Colorado Supreme Court which ruled on October 13, 2009 on the procedural issue that the County did have standing to challenge the license in district court and remanded the case back to that court for further proceedings. Adams County filed a third suit directly against CHDT in 2007 again attempting to invalidate the license. That suit was dismissed on November 14, 2008, and Adams County has now appealed that dismissal to the Colorado Court of Appeals. The Company continues to believe that the grounds asserted by the County are factually and legally baseless and has contested the appeal vigorously. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probable nor estimable.

Superfund Proceedings

As of September 30, 2009, the Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 60 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 60 sites, two involve facilities that are now owned by the Company and 58 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 58 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 18 are currently requiring expenditures on remediation, ten are now settled, six are not currently requiring expenditures on remediation, and at one site the Company is contesting the prior owner’s liability with the PRP group. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and two of the Listed Third Party Sites (the Breslube-Penn and Casmalia Sites) are further described below. Also further described below are one third party site (the Marine Shale Site) at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities, certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. As of September 30, 2009 and December 31, 2008, the amount of the Company’s remaining reserves relating to the Marine Shale site was $3.7 million and $3.8 million, respectively.

Certain Other Third Party Sites.  At 14 of the 58 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for waste disposed prior to the Company’s acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 14 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not materially exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining sites not discussed above, however the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

Other Notifications.  Between September 2004 and May 2006, the Company also received notices from certain of the prior owners of the CSD assets seeking indemnification from the Company at five third party sites which are not included in the third party sites described above that have been designated as Superfund sites or potential Superfund sites and for which those prior owners have been identified as PRPs or potential PRPs. The Company has responded to such letters asserting that the Company has no obligation to indemnify those prior owners for any cleanup and related costs (if any) which they may incur in connection with these five sites. The Company intends to assist those prior owners by providing information that is now in the Company’s possession with respect to those five sites and, if appropriate to participate in negotiations with the government agencies and PRP groups involved. The Company has also investigated the sites to determine the existence of potential liabilities independent from the liability of those former owners, and concluded that at this time the Company is not liable for any portion of the potential cleanup of the five sites, and therefore has not established a reserve.

Federal, State and Provincial Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2009, there were four proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.  One of such other regulatory proceedings is further described below.

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

Guarantees

Each Participant of Eveready’s Employee Participation Plan (the “Plan”) described in Note 17, “Stock-Based Compensation and Employee Participation Plan,” had the option to finance the acquisition of Purchased Units either through the employee’s own funds or a loan to the Participant by Bank of Montreal (“BMO”) secured by both the Purchased and Matching Units. Because of the decline in the market value of the predecessor’s units and of Eveready shares subsequent to the purchase by the Participants of the Purchased Units, Eveready subsequently provided to BMO a guarantee of the BMO loans in the maximum amount at September 30, 2009 of Cdn $5.9 million (plus interest and collection costs).  At September 30, 2009, the aggregate amount of the Company’s guarantee, after giving effect to the market value on that date of the Company’s shares derived from the Purchased and Matching Units, which secure the BMO loans, was Cdn $1.5 million.

The Company has provided a guarantee to a certain financial institution for financing obtained by a contractor to purchase specific service and automotive equipment in supplying services to the Company. As of September 30, 2009, the total balance of all outstanding third party payments guaranteed by the Company was Cdn $1.0 million. The financing is collateralized by the specific equipment purchased and is due to mature between 2010 and 2011. The Company would be required to settle the guarantee if the contractor were to default on the obligation and the collateral held by the financial institution was not sufficient to repay the balance due.

(19) SEGMENT REPORTING

In the third quarter of 2009, in connection with the acquisition of Eveready, the Company re-aligned and expanded its reportable segments to include four reportable segments rather than two. Prior to the acquisition, the Company’s two reportable segments were Technical Services and Site Services. The new reportable segments include Technical Services, Field Services, Industrial Services and Exploration Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before interest, taxes, depreciation, amortization, restructuring, severance charges, other refinancing-related expenses, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on early extinguishment of debt  (“Adjusted EBITDA”). Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. The Company has reflected the impact of the change in its segment reporting in all periods presented to provide financial information that consistently reflects our current approach to managing the operations.

The operations not managed through the Company’s four operating segments are presented herein as “Corporate Items.” Corporate Items revenues consist of two different operations where the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s four segments.

The following table reconciles third party revenues to direct revenues for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended September 30, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$168,251	$59,848	$69,395	$8,038	$76	$305,608
Intersegment revenues, net	5,684	(5,982)	305	309	(316)	—
Direct revenues	$173,935	$53,866	$69,700	$8,347	$(240)	$305,608

	For the Three Months Ended September 30, 2008
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$177,697	$84,628	$10,824	$—	$8	$273,157
Intersegment revenues, net	7,665	(6,866)	(297)	—	(502)	—
Direct revenues	$185,362	$77,762	$10,527	$—	$(494)	$273,157

	For the Nine Months Ended September 30, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$477,352	$157,301	$84,327	$8,038	$233	$727,251
Intersegment revenues, net	16,518	(14,647)	(770)	309	(1,410)	—
Direct revenues	$493,870	$142,654	$83,557	$8,347	$(1,177)	$727,251

	For the Nine Months Ended September 30, 2008
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$535,335	$212,862	$32,708	$—	$20	$780,925
Intersegment revenues, net	19,486	(16,409)	(1,363)	—	(1,714)	—
Direct revenues	$554,821	$196,453	$31,345	$—	$(1,694)	$780,925

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on early extinguishment of debt to segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Adjusted EBITDA:
Technical Services	$49,126	$46,937	$129,409	$137,161
Field Services	8,158	15,714	16,489	32,451
Industrial Services	9,226	2,059	10,451	6,054
Exploration Services	951	—	951	—
Corporate Items	(19,169)	(19,354)	(52,279)	(53,786)
Total	$48,292	$45,356	$105,021	$121,880

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,644	$2,682	$7,928	$8,078
Depreciation and amortization	18,649	11,414	42,951	32,695
Income from operations	26,999	31,260	54,142	81,107
Other (income) expense	(111)	104	(155)	149
Loss on early extinguishment of debt	4,853	4,251	4,853	4,251
Interest expense, net of interest income	6,556	1,889	9,545	7,789
Income from continuing operations before provision for income taxes	$15,701	$25,016	$39,899	$68,918

The following table presents assets by reported segment and in the aggregate. Certain amounts presented below are subject to change pending the Company’s finalization of the valuation of the Eveready and EnviroSORT acquisitions (in thousands):

	September 30, 2009	December 31, 2008
Property, plant and equipment, net
Technical Services (1)	$270,860	$234,582
Field Services	33,678	25,337
Industrial Services	219,330	5,285
Exploration Services	47,464	—
Corporate or other assets	26,018	30,257
Total property, plant and equipment, net	$597,350	$295,461
Intangible assets:
Technical Services (1)
Goodwill	$26,216	$22,417
Permits and other intangibles, net	71,959	64,818
Total Technical Services	98,175	87,235
Field Services
Goodwill	3,123	2,161
Permits and other intangibles, net	10,114	6,704
Total Field Services	13,237	8,865
Industrial Services
Goodwill	14,846	—
Permits and other intangibles, net	25,053	232
Total Industrial Services	39,899	232
Exploration Services
Goodwill	5,514	—
Permits and other intangibles, net	14,979	—
Total Exploration Services	20,493	—
Total	$171,804	$96,332

(1)   2009 balances included assets held for sale (see Note 11, “Held for Sale”.)

The following table presents the total assets by reported segment. Certain amounts presented below are subject to change pending the Company’s finalization of the valuation of the Eveready and EnviroSORT acquisitions (in thousands):

	September 30, 2009	December 31, 2008
Technical Services	$502,072	$446,717
Field Services	66,024	43,672
Industrial Services	76,291	5,840
Exploration Services	50,223	—
Corporate Items	670,329	402,107
Total	$1,364,939	$898,336

The following table presents the total assets by geographical area. Certain amounts presented below are subject to change pending the Company’s finalization of the valuation of the Eveready and EnviroSORT acquisitions (in thousands):

	September 30, 2009	December 31, 2008
United States	$811,173	$771,751
Canada	551,339	126,585
Other foreign	2,427	—
Total	$1,364,939	$898,336

(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On August 14, 2009, $300.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and were guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is full and unconditional. As of September 30, 2009, the principal balance of the outstanding senior secured notes was $300.0 million. The notes were not guaranteed by the Company’s Canadian, Mexican, Puerto Rican, Bulgarian, Chinese, Swedish, Singaporean, Thai, or British subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at September 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$156,110	$52,319	$11,847	$—	$220,276
Intercompany receivables	270,008	—	—	(270,008)	—
Other current assets	14,757	190,299	166,991	—	372,047
Property, plant and equipment, net	—	272,944	314,114	—	587,058
Investments in subsidiaries	483,327	179,843	91,654	(754,824)	—
Intercompany note receivable	—	344,367	3,701	(348,068)	—
Other long-term assets	16,859	73,950	94,749	—	185,558
Total assets	$941,061	$1,113,722	$683,056	$(1,372,900)	$1,364,939
Liabilities, Noncontrolling Interest and Stockholders’ Equity:
Current liabilities	$3,718	$151,801	$76,858	$—	$232,377
Intercompany payables	—	228,698	41,310	(270,008)	—
Closure, post-closure and remedial liabilities, net	—	142,354	17,345	—	159,699
Long-term obligations	292,219	—	—	—	292,219
Capital lease obligations, net	—	160	7,105	—	7,265
Intercompany note payable	3,701	—	344,367	(348,068)	—
Other long-term liabilities	52,377	5,614	23,997	—	81,988
Total liabilities	352,015	528,627	510,982	(618,076)	773,548
Noncontrolling interest	—	—	2,345	—	2,345
Stockholders’ equity	589,046	585,095	169,729	(754,824)	589,046
Total liabilities, noncontrolling interest and stockholders’ equity	$941,061	$1,113,722	$683,056	$(1,372,900)	$1,364,939

Following is the condensed consolidating balance sheet at December 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$121,894	$67,934	$59,696	$—	$249,524
Intercompany receivables	—	—	72,072	(72,072)	—
Other current assets	20,970	196,914	21,644	—	239,528
Property, plant and equipment, net	—	264,160	31,301	—	295,461
Investments in subsidiaries	418,048	169,135	91,654	(678,837)	—
Intercompany note receivable	—	98,039	3,701	(101,740)	—
Other long-term assets	14,650	75,005	24,168	—	113,823
Total assets	$575,562	$871,187	$304,236	$(852,649)	$898,336
Liabilities and Stockholders’ Equity:
Current liabilities	$1,627	$163,928	$15,818	$—	$181,373
Intercompany payables	34,552	37,520	—	(72,072)	—
Closure, post-closure and remedial liabilities, net	—	145,650	15,611	—	161,261
Long-term obligations	52,870	—	—	—	52,870
Capital lease obligations, net	—	270	90	—	360
Intercompany note payable	3,701	—	98,039	(101,740)	—
Other long-term liabilities	53,766	3,867	15,794	—	73,427
Total liabilities	146,516	351,235	145,352	(173,812)	469,291
Stockholders’ equity	429,046	519,952	158,884	(678,837)	429,045
Total liabilities and stockholders’ equity	$575,562	$871,187	$304,236	$(852,649)	$898,336

Following is the consolidating statement of income for the three months ended September 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$196,086	$114,822	$(5,300)	$305,608
Cost of revenues	—	136,672	79,528	(5,300)	210,900
Selling, general and administrative expenses	6	34,368	12,042	—	46,416
Accretion of environmental liabilities	—	2,378	266	—	2,644
Depreciation and amortization	—	11,486	7,163	—	18,649
Income from operations	(6)	11,182	15,823	—	26,999
Other income	—	39	72	—	111
Loss on early extinguishment of debt	(2,538)	—	(2,315)	—	(4,853)
Interest (expense) income	(4,617)	(523)	(1,416)	—	(6,556)
Equity in earnings of subsidiaries	20,776	7,123	—	(27,899)	—
Intercompany dividend income (expense)	—	—	3,120	(3,120)	—
Intercompany interest income (expense)	—	5,873	(5,873)	—	—
Income from continuing operations before provision for income taxes	13,615	23,694	9,411	(31,019)	15,701
Provision for income taxes	4,430	120	2,378	—	6,928
Income from continuing operations	9,185	23,574	7,033	(31,019)	8,773
Income from discontinued operations, net of tax	—	—	412	—	412
Net income	$9,185	$23,574	$7,445	$(31,019)	$9,185

Following is the consolidating statement of income for the three months ended September 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$234,006	$38,693	$458	$273,157
Cost of revenues	—	164,607	21,998	458	187,063
Selling, general and administrative expenses	22	35,226	5,490	—	40,738
Accretion of environmental liabilities	—	2,410	272	—	2,682
Depreciation and amortization	—	10,091	1,323	—	11,414
Income from operations	(22)	21,672	9,610	—	31,260
Other expense	—	(92)	(12)	—	(104)
Loss on early extinguishment of debt	(4,251)	—	—	—	(4,251)
Interest (expense) income	(1,894)	(230)	235	—	(1,889)
Equity in earnings of subsidiaries	28,508	6,509	—	(35,017)	—
Intercompany dividend income	—	—	3,286	(3,286)	—
Intercompany interest income (expense)	—	3,170	(3,170)	—	—
Income before provision for income taxes	22,341	31,029	9,949	(38,303)	25,016
Provision for income taxes	7,713	317	2,358	—	10,388
Net income	$14,628	$30,712	$7,591	$(38,303)	$14,628

Following is the consolidating statement of income for the nine months ended September 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$562,736	$174,376	$(9,861)	$727,251
Cost of revenues	—	392,252	118,276	(9,861)	500,667
Selling, general and administrative expenses	6	94,412	27,145	—	121,563
Accretion of environmental liabilities	—	7,196	732	—	7,928
Depreciation and amortization	—	33,232	9,719	—	42,951
Income from operations	(6)	35,644	18,504	—	54,142
Other income	—	91	64	—	155
Loss on early extinguishment of debt	(2,538)	—	(2,315)	—	(4,853)
Interest expense	(7,183)	(1,037)	(1,325)	—	(9,545)
Equity in earnings of subsidiaries	47,709	10,664	—	(58,373)	—
Intercompany dividend income (expense)	—	—	8,799	(8,799)	—
Intercompany interest income (expense)	—	11,351	(11,351)	—	—
Income from continuing operations before provision for income taxes	37,982	56,713	12,376	(67,172)	39,899
Provision for income taxes	15,218	339	1,990	—	17,547
Income from continuing operations	22,764	56,374	10,386	(67,172)	22,352
Income from discontinued operations, net of tax	—	—	412	—	412
Net income	$22,764	$56,374	$10,798	$(67,172)	$22,764

Following is the consolidating statement of income for the nine months ended September 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$671,349	$114,747	$(5,171)	$780,925
Cost of revenues	—	469,907	70,905	(5,171)	535,641
Selling, general and administrative expenses	22	105,760	17,622	—	123,404
Accretion of environmental liabilities	—	7,252	826	—	8,078
Depreciation and amortization	—	28,904	3,791	—	32,695
Income from operations	(22)	59,526	21,603	—	81,107
Other expense	—	(142)	(7)	—	(149)
Loss on early extinguishment of debt	(4,251)	—	—	—	(4,251)
Interest (expense) income	(8,511)	(378)	1,100	—	(7,789)
Equity in earnings of subsidiaries	75,068	15,033	—	(90,101)	—
Intercompany dividend income	—	—	10,083	(10,083)	—
Intercompany interest income (expense)	—	9,727	(9,727)	—	—
Income before provision for income taxes	62,284	83,766	23,052	(100,184)	68,918
Provision for income taxes	22,747	973	5,661	—	29,381
Net income	$39,537	$82,793	$17,391	$(100,184)	$39,537

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$36,211	$20,153	$10,165	$66,529
Cash flows from investing activities:
Additions to property, plant and equipment	—	(40,917)	(5,187)	(46,104)
Costs to obtain or renew permits	—	(816)	(586)	(1,402)
Proceeds from sales of fixed assets	—	259	43	302
Investment in subsidiaries	(351,520)	237,442	114,078	—
Acquisitions, net of cash acquired	(402)	—	(53,629)	(54,031)
Net cash from investing activities	(351,922)	195,968	54,719	(101,235)

Cash flows from financing activities:
Change in uncashed checks	—	(1,206)	3,377	2,171
Proceeds from exercise of stock options	330	—	—	330
Proceeds from employee stock purchase plan	1,775	—	—	1,775
Remittance of shares, net	(295)	—	—	(295)
Excess tax benefit of stock-based compensation	416	—	—	416
Deferred financing costs paid	(10,174)	—	—	(10,174)
Payments of capital leases	—	(342)	(38)	(380)
Payment on acquired debt	—	—	(230,745)	(230,745)
Principal payment on debt	(53,032)	—	—	(53,032)
Issuance of senior secured notes, net	292,107	—	—	292,107
Intercompany notes	—	(228,983)	228,983	—
Intercompany financing	118,800	(402)	(118,398)	—
Interest (payments) / received	—	10,055	(10,055)	—
Dividends (paid) received	—	(10,858)	10,858	—
Net cash from financing activities	349,927	(231,736)	(116,018)	2,173
Effect of exchange rate change on cash	—	—	3,285	3,285
Increase (decrease) in cash and cash equivalents	34,216	(15,615)	(47,849)	(29,248)
Cash and cash equivalents, beginning of period	121,894	67,934	59,696	249,524
Cash and cash equivalents, end of period	$156,110	$52,319	$11,847	$220,276

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total

Net cash from operating activities	$(31,922)	$87,004	$18,338	$73,420
Cash flows from investing activities:
Additions to property, plant and equipment	—	(30,783)	(8,435)	(39,218)
Costs to obtain or renew permits	—	(2,310)	126	(2,184)
Proceeds from sales of fixed assets	—	442	7	449
Purchase of available-for-sale securities	(2,000)	—	(553)	(2,553)
Sale of marketable securities	4,350	—	—	4,350
Acquisitions, net of cash acquired	(27,582)	—	—	(27,582)
Net cash from investing activities	(25,232)	(32,651)	(8,855)	(66,738)

Cash flows from financing activities:
Change in uncashed checks	—	1,766	(231)	1,535
Proceeds from exercise of stock options	1,749	—	—	1,749
Proceeds from employee stock purchase plan	1,255	—	—	1,255
Proceeds from exercise of warrants	1,200	—	—	1,200
Remittance of shares	(489)	—	—	(489)
Payments of capital leases	—	(1,616)	(232)	(1,848)
Proceeds from issuance of common stock, net	173,541	—	—	173,541
Principal payment on debt	(50,000)	—	—	(50,000)
Excess tax benefit of stock-based compensation	3,396	—	—	3,396
Intercompany financing	27,582	(27,582)	—	—
Net cash from financing activities	158,234	(27,432)	(463)	130,339
Effect of exchange rate changes on cash	—	—	(3,600)	(3,600)
Increase in cash and cash equivalents	101,080	26,921	5,420	133,421
Cash and cash equivalents, beginning of period	35,925	32,301	51,312	119,538
Cash and cash equivalents, end of period	$137,005	$59,222	$56,732	$252,959

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

General

We are a leading provider of environmental, energy and industrial services throughout North America.  We serve over 50,000 customers, including a majority of Fortune 500 companies, thousands of smaller private entities and numerous federal, state and local governmental agencies.  We have more than 175 locations, including over 50 waste management facilities, throughout North America in 37 U.S. states, seven Canadian provinces, Mexico and Puerto Rico.  We also operate international locations in Bulgaria, China, Sweden, Singapore, Thailand and the United Kingdom.

In connection with the closing of the Eveready acquisition, we re-aligned and expanded our reportable segments.  This new structure reflects the way management makes operating decisions and manages the growth and profitability of the business.  The amounts presented for all periods herein have been recast to reflect the impact of such changes. Under the new structure, we report the business in four operating segments, including:

•                  Technical Services – provide a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company owned incineration, landfill, wastewater, and other treatment facilities.

•                  Field Services – provide a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

•                  Industrial Services – provide industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, pulp and paper mills, and other industrial facilities.

•                  Exploration Services – provide exploration and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Overview

During the third quarter of 2009, we completed the Eveready acquisition and integrated the Eveready operations with our existing systems and processes. Eveready is a Canadian-based company that provides industrial maintenance and production, lodging and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries. We expect the acquisition to extend our capabilities in both the environmental and industrial services marketplace, providing cross-selling opportunities for the combined organization and significantly broadening our presence throughout Canada.

The purchase price of the acquisition totaled $410 million and included the issuance of 2.4 million of our common shares, the assumption of $237 million of Eveready debt, and a cash payment of $56 million to existing Eveready shareholders. The acquisition was announced in April 2009, and as a condition to the approval of the purchase by the Canadian Commissioner of Competition, we agreed to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region.

In connection with the acquisition, we were required to obtain waivers from the lenders under our and Eveready’s respective existing credit agreements to allow for the completion of the acquisition and the repayment of Eveready’s existing 7% convertible subordinated debentures, and also concurrently with or following the acquisition to secure financing sufficient to pay off or restructure substantially all of the remaining Eveready indebtedness. We obtained the necessary waivers prior to the close of the acquisition and subsequently met the financing requirement on August 14, 2009 by issuing $300.0 million aggregate principal amount of 7 5/8% senior secured notes for net proceeds of $292.1 million.  The proceeds of the offering were used to repay and terminate substantially all of the outstanding Eveready debt (other than certain capital leases) assumed in connection with the acquisition and pay certain related fees and expenses.

Environmental Liabilities

We have accrued environmental liabilities, as of September 30, 2009, of approximately $181.6 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  The Pembina Area Landfill, which we have agreed to divest, is subject to $2.9 million of environmental liabilities that are recorded in liabilities held for sale. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the nine months ended September 30, 2009, of $2.3 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general, and administrative costs.  During the nine months ended September 30, 2009, a benefit of approximately $0.8 million was recorded in cost of revenues and a benefit of approximately $1.5 million was recorded in sales, general and administrative expenses. Of the total $2.3 million net benefit recorded for the nine months ended September 30, 2009, $1.0 million resulted from changes in estimate in closure and post closure liabilities primarily due to closing a landfill cell and surrendering the remaining cell closure reserve as well as delays in timing of certain final cell closure and certain remedial projects spending. The remaining net benefit of $1.3 million related to changes in estimate in remedial liabilities and resulted from a $2.4 million benefit for landfill sites and inactive sites due primarily to (i) the successful introduction of new technology for remedial activities and (ii) the net discounting effect of delays in timing for completion of certain remedial projects and updated site information.  This benefit was offset by changes in estimate resulting in an increase to the non-landfill liabilities due primarily to (i) new regulatory compliance obligations, (ii) the net of timing changes and implementation of technology upgrades, and (iii) the discounting effect of delays in certain remedial projects.

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

	Percentage of Total Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	69.0	68.5	68.8	68.6
Selling, general and administrative expenses	15.2	14.9	16.7	15.8
Accretion of environmental liabilities	0.9	1.0	1.1	1.0
Depreciation and amortization	6.1	4.2	5.9	4.2
Income from operations	8.8	11.4	7.4	10.4
Other income (expense)	—	—	—	—
Loss on early extinguishment of debt	(1.6)	(1.6)	(0.7)	(0.5)
Interest expense, net of interest income	(2.1)	(0.7)	(1.3)	(1.0)
Income from continuing operations before provision for income taxes	5.1	9.1	5.5	8.9
Provision for income taxes	2.2	3.8	2.4	3.8
Income from continuing operations	2.9	—	3.1	—
Income from discontinued operations, net of tax	0.1	—	0.0	—
Net income	3.0%	5.3%	3.1%	5.1%

Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes, non-recurring severance charges, other non-recurring refinancing-related expenses, gain (loss) on sale of fixed assets, and loss on early extinguishment of debt.

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

The following is a reconciliation of net income to Adjusted EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income	$9,185	$14,628	$22,764	$39,537
Accretion of environmental liabilities	2,644	2,682	7,928	8,078
Depreciation and amortization	18,649	11,414	42,951	32,695
Loss on early extinguishment of debt	4,853	4,251	4,853	4,251
Interest expense, net	6,556	1,889	9,545	7,789
Other (income) expense	(111)	104	(155)	149
Provision for income taxes	6,928	10,388	17,547	29,381
Income from discontinued operations, net of tax	(412)	—	(412)	—
Adjusted EBITDA	$48,292	$45,356	$105,021	$121,880

The following reconciles Adjusted EBITDA to cash from operations:

	For the Nine Months ended September 30,
	2009	2008
Adjusted EBITDA	$105,021	121,880
Interest expense, net	(9,545)	(7,789)
Provision for income taxes	(17,547)	(29,381)
Income from discontinued operations	412	—
Allowance for doubtful accounts	814	67
Amortization of deferred financing costs and debt discount	1,285	1,517
Change in environmental liability estimates	(2,334)	(1,515)
Deferred income taxes	1,113	1,910
Stock-based compensation	649	2,782
Excess tax benefit of stock-based compensation	(416)	(3,396)
Income tax benefits related to stock option exercises	410	3,425
Prepayment penalty on early extinguishment of debt	(3,002)	(2,813)
Environmental expenditures	(6,255)	(12,564)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	2,843	8,490
Other current assets	(3,845)	1,998
Accounts payable	127	(8,761)
Other current liabilities	(3,201)	(2,430)
Net cash from operating activities	$66,529	$73,420

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three and nine months ended September 30, 2009 and 2008 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes in how we manage our business made upon our acquisition of Eveready.  This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 16, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1, “Financial Statements” and in particular Note 19, “Segment Reporting” in this report.

Three months ended September 30, 2009 versus the three months ended September 30, 2008

	Summary of Operations (in thousands)
	For the Three Months Ended September 30,
			$	%
	2009	2008	Change	Change

Direct Revenues:
Technical Services	$173,935	$185,362	$(11,427)	(6.2)%
Field Services	53,866	77,762	(23,896)	(30.7)
Industrial Services	69,700	10,527	59,173	562
Exploration Services	8,347	—	8,347	—
Corporate Items	(240)	(494)	254	(51.4)
Total	305,608	273,157	32,451	11.9

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	109,742	123,650	(13,908)	(11.2)
Field Services	40,470	54,895	(14,425)	(26.3)
Industrial Services	53,154	7,615	45,539	598
Exploration Services	6,573	—	6,573	—
Corporate Items	961	903	58	6.4
Total	210,900	187,063	23,837	12.7

Selling, General & Administrative Expenses:
Technical Services	15,067	14,775	292	(2.0)
Field Services	5,238	7,153	(1,915)	(26.8)
Industrial Services	7,320	854	6,466	757
Exploration Services	823	—	823	—
Corporate Items	17,968	17,956	12	(0.1)
Total	46,416	40,738	5,678	13.9

Adjusted EBITDA (2):
Technical Services	49,126	46,937	2,189	4.7
Field Services	8,158	15,714	(7,556)	(48.1)
Industrial Services	9,226	2,058	7,168	348
Exploration Services	951	—	951	—
Corporate Items	(19,169)	(19,353)	184	(1.0)
Total	$48,292	$45,356	$2,936	6.5%

(1)                    Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)       See Item 2, “Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), for a discussion of Adjusted EBITDA.

Revenues

Technical Services revenues decreased 6.2%, or $11.4 million, in the three months ended September 30, 2009 from the comparable period in 2008 primarily due to reductions in volumes being processed through our facilities network ($8.8 million), changes in product mix and pricing ($2.2 million), reduction in fuel recovery fees, a decline in base business, and the weakening Canadian dollar ($1.6 million). These decreases were somewhat offset by increases in incinerator and landfill volumes ($6.9 million).

Field Services revenues decreased 30.7%, or $23.9 million, in the three months ended September 30, 2009 from the comparable period in 2008 primarily due to a decline in base business, a reduction in the volume of long-term project business ($8.8 million), a reduction in event related revenues ($7.3 million), decreases in oil pricing ($4.3) million, and the weakening of the Canadian dollar ($0.3 million).

The increases in Industrial Services and Exploration Services revenues for the three months ended September 30, 2009 were due to the acquisition of Eveready.

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the current economic slowdown, the reduced level of emergency response projects, competitive industry pricing, and the effects of lower fuel prices on our fuel recovery fee.

Cost of Revenues

Technical Services costs of revenues decreased 11.2%, or $13.9 million, in the three months ended September 30, 2009 from the comparable period in 2008 primarily due to reductions in fuel costs ($3.6 million), utilities ($2.0 million), salary and labor expenses ($2.0 million), materials and supplies ($1.7 million), rail costs ($1.7 million), and the weakening of the Canadian dollar ($0.8 million).

Field Services costs of revenues decreased 26.3%, or $14.4 million, in the three months ended September 30, 2009 from the comparable period in 2008 primarily due to decreases in subcontractor and temporary fees ($4.0 million), labor and related expenses ($2.4 million), outside transportation and disposal costs ($2.2 million), fuel charges ($1.8 million), travel costs ($1.2 million) and the weakening of the Canadian dollar ($0.2 million). The decrease in outside transportation and disposal costs was partially attributable to Company-wide initiatives to maximize the utilization of Company owned resources.

The increases in Industrial Services and Exploration Services cost of revenues for the three months ended September 30, 2009 were due to the acquisition of Eveready.

Corporate Items costs of revenues were flat for the three months ended September 30, 2009, as compared to the same period in 2008.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 2.0% or $0.3 million in the three months ended September 30, 2009 from the comparable period in 2008 primarily due to year-over-year unfavorable changes in environmental liability estimates partially offset by reductions in salary expenses and professional fees.

Field Services selling, general and administrative expenses decreased 26.8%, or $1.9 million, in the three months ended September 30, 2009 from the comparable period in 2008 primarily due to reductions in salaries and commissions.

The increases in Industrial Services and Exploration Services selling, general and administrative expenses for the three months ended September 30, 2009 were due to the acquisition of Eveready.

Corporate Items selling, general and administrative expenses were flat for the three months ended September 30, 2009, as compared to the same period in 2008. A reduction in salaries, stock-based compensation and bonuses ($1.2 million) and year-over-year favorable changes in environmental liability estimates ($1.9 million) were offset primarily by an increase in year-over-year acquisition related costs of $2.5 million and the impact on our balance sheet of the weakening of the Canadian dollar ($1.0 million).

Depreciation and Amortization

	Three Months Ended September 30,
	2009	2008
Depreciation of fixed assets	$14,680	$8,780
Landfill and other amortization	3,969	2,634
Total depreciation and amortization	$18,649	$11,414

Depreciation and amortization increased 63.4% in the third quarter of 2009 compared to the same period in 2008. Depreciation of fixed assets increased primarily due to the acquisition of Eveready and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from the acquisition of Eveready.

Interest Expense, Net

	Three Months Ended September 30,
	2009	2008
Interest expense	$6,821	$3,347
Interest income	(265)	(1,458)
Interest expense, net	$6,556	$1,889

Interest expense, net increased $4.7 million in the third quarter of 2009 compared to the same period in 2008. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009 and the refinancing of our revolving credit facility. The reduction of interest income in the same period was due to a reduction in the interest rates being earned on our cash balances.

Nine months ended September 30, 2009 versus the nine months ended September 30, 2008

	Summary of Operations (in thousands)
	For the Nine Months Ended September 30,
			$	%
	2009	2008	Change	Change

Direct Revenues:
Technical Services	$493,870	$554,821	$(60,951)	(11.0)%
Field Services	142,654	196,453	(53,799)	(27.4)
Industrial Services	83,557	31,345	52,212	167
Exploration Services	8,347	—	8,347	—
Corporate Items	(1,177)	(1,694)	517	(30.5)
Total	727,251	780,925	(53,674)	(6.9)

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	316,400	367,182	(50,782)	(13.8)
Field Services	109,979	144,415	(34,436)	(23.8)
Industrial Services	63,764	22,451	41,313	184
Exploration Services	6,573	—	6,573	—
Corporate Items	3,951	1,593	2,358	148
Total	500,667	535,641	(34,974)	(6.5)

Selling, General & Administrative Expenses:
Technical Services	48,061	50,478	(2,417)	(4.8)
Field Services	16,186	19,587	(3,401)	(17.4)
Industrial Services	9,342	2,840	6,502	229
Exploration Services	823	—	823	—
Corporate Items	47,151	50,499	(3,348)	(6.6)
Total	121,563	123,404	(1,841)	(1.5)

Adjusted EBITDA (2):
Technical Services	129,409	137,161	(7,752)	(5.7)
Field Services	16,489	32,451	(15,962)	(49.2)
Industrial Services	10,451	6,054	4,397	72.6
Exploration Services	951	—	951	—
Corporate Items	(52,279)	(53,786)	1,507	(2.8)
Total	$105,021	$121,880	$(16,859)	(13.8)%

(1)       Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)       See Item 2, “Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), for a discussion of Adjusted EBITDA.

Revenues

Technical Services revenues decreased 11.0%, or $61.0 million, in the nine months ended September 30, 2009 from the comparable period in 2008 primarily due to reductions in volumes being processed through our facilities network ($36.2 million) and the weakening Canadian dollar ($10.9 million). These decreases were partially offset by revenues generated by the two solvent recycling facilities acquired in March 2008, changes in product mix and pricing ($4.5 million) and increases in incinerator and landfill volumes ($12.4 million). The remainder of the total decrease was attributable to reductions in base business and reduced fuel recovery fees.

Field Services revenues decreased 27.4%, or $53.8 million, in the nine months ended September 30, 2009 from the comparable period in 2008 due primarily to a decline in base business, a reduction in the volume of long-term project business ($9.1 million), declines in oil pricing ($11.3 million), a reduction in event related revenues ($7.2 million) and the weakening of the Canadian dollar ($1.5 million).

The increases in Industrial Services and Exploration Services revenues for the nine months ended September 30, 2009 were due to the acquisition of Eveready.

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the current economic slowdown, the reduced level of emergency response projects, competitive industry pricing, and the effects of lower fuel prices on our fuel recovery fee.

Cost of Revenues

Technical Services costs of revenues decreased 13.8%, or $50.8 million, in the nine months ended September 30, 2009 from the comparable period in 2008 primarily due to reductions in outside disposal, transportation, and subcontractor costs ($10.2 million), salary and labor expenses ($10.0 million), fuel costs ($6.3 million), materials, supplies, and equipment rentals ($4.7 million) and the weakening of the Canadian dollar ($5.8 million).

Field Services costs of revenues decreased 23.8%, or $34.4 million, in the nine months ended September 30, 2009 from the comparable period in 2008 primarily due to decreases in outside transportation and disposal costs ($8.8 million), subcontractor and temporary fees ($6.0 million), labor and related expenses ($4.6 million), fuel charges ($4.2 million), material and supply costs ($2.9 million), travel expenses ($1.8 million), and the weakening of the Canadian dollar ($1.3 million). The decrease in outside transportation and disposal costs was partially attributable to Company-wide initiatives to maximize the utilization of Company owned resources.

The increases in Industrial Services and Exploration Services cost of revenues for the nine months ended September 30, 2009 were due to the acquisition of Eveready.

Corporate Items costs of revenues increased $2.4 million in the nine months ended September 30, 2009 from the comparable period in 2008 primarily due to increases in health insurance related costs.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 4.8% or $2.4 million in the nine months ended September 30, 2009 from the comparable period in 2008 primarily due to reductions in commissions and bonuses earned during the period.

Field Services selling, general and administrative expenses decreased 17.4%, or $3.4 million, in the nine months ended September 30, 2009 from the comparable period in 2008 primarily due to reductions in salaries and commissions.

The increases in Industrial Services and Exploration Services selling, general and administrative expenses for the nine months ended September 30, 2009 were due to the acquisition of Eveready.

Corporate Items selling, general and administrative expenses decreased $3.3 million primarily due to a reduction in stock-based compensation and bonuses ($5.8 million), legal fees ($2.8 million), and year-over-year favorable changes in environmental liability estimates ($2.3 million), partially offset by increases in year-over-year acquisition related costs of $6.4 million and the impact on our balance sheet of the weakening Canadian dollar ($1.1 million).

Depreciation and Amortization

	Nine Months Ended September 30,
	2009	2008
Depreciation of fixed assets	$33,330	$24,265
Landfill and other amortization	9,621	8,430
Total depreciation and amortization	$42,951	$32,695

Depreciation and amortization increased 31.4% in the first nine months of 2009 compared to the same period in 2008. Depreciation of fixed assets increased primarily due to the acquisition of Eveready and other increased capital expenditures in recent periods. Landfill and other amortization increased 14.1%, primarily due to the increase in other intangibles resulting from the acquisition of Eveready.

Interest Expense, Net

	Nine Months Ended September 30,
	2009	2008
Interest expense	$10,433	$11,741
Interest income	(888)	(3,952)
Interest expense, net	$9,545	$7,789

Interest expense, net increased 22.5% in the first three quarters of 2009 compared to the same period in 2008.  The reduction in interest expense was due primarily to the early termination of capital leases and reductions in the principal amounts outstanding of the term loan and the previously outstanding senior secured notes prior to the issuance of $300.0 million in senior secured notes in August 2009. Interest income decreased primarily due to a reduction in the interest rates being earned on our cash balances.

Loss on Early Extinguishment of Debt

During the third quarter of 2009, we recorded a $4.9 million loss on the early extinguishment of debt for the repayment of the Company’s $30.0 million term loan which was due in 2010, the Company’s $23.7 million outstanding senior secured notes, and the Eveready credit facility assumed in connection with the acquisition.  The loss included $0.7 and $2.2 million in prepayment penalties on the senior secured notes and Eveready credit facility, respectively, other fees of $0.2 million and non-cash expenses of $1.7 million and $0.1 million for unamortized financing costs and discount, respectively.

On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, we redeemed $50.0 million principal amount of then outstanding senior secured notes, recognizing a $4.3 million loss on early extinguishment of debt in the period ended September 30, 2008.  This loss consisted of a $2.8 million prepayment penalty and a write-off of the $1.1 million unamortized portion of financing costs and $0.4 million of unamortized discount on the redeemed notes.

Income from Discontinued Operations

In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. The Pembina Area Landfill meets the held for sale criteria under ASC 360 and therefore the fair value of its assets and liabilities less estimated costs to sell have been recorded as held for sale in our consolidated balance sheet and the net income presented as income from discontinued operations on the consolidated statements of income at September 30, 2009.  For the three and nine months ended September 30, 2009, the Pembina Area Landfill recorded $0.9 million of revenues which are included in income from discontinued operations.

Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2009 were 43.6 percent and 43.8 percent, respectively, compared to 41.5 percent and 42.6 percent for the same periods in 2008. Income tax expense (including taxes on income from discontinued operations) for the nine months ended September 30, 2009 decreased $11.7 million to $17.7 million from $29.4 million for the comparable period in 2008.  Income tax expense (including taxes on income from discontinued operations) for the three months ended September 30, 2009 decreased $3.3 million to $7.1 million from $10.4 million for the comparable period in 2008.  The reduced tax expenses for the three and nine months ended September 30, 2009 were primarily due to lower earnings.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of September 30, 2009 and December 31, 2008, we had a remaining valuation allowance of approximately $11.9 million.  The allowance consists of $8.9 million of foreign tax credits, $1.9 million of state net operating loss carryforwards related to tax deductions for the exercise of non-qualified stock options and $1.1 million of Canadian net operating loss carryforwards.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of September 30, 2009 and December 31, 2008, included accrued interest and penalties of $26.7 million and $22.2 million, respectively. Tax expense for the nine months ended September 30, 2009 and 2008 included interest and penalties of $2.6 million and $4.2 million, respectively.

Liquidity and Capital Resources

Highlights:

•                  In February, 2009, we acquired EnviroSORT Inc. for a purchase price of $9.6 million, including the assumption of $2.5 million of debt, which we paid down on the acquisition date.

•                  On July 24, 2009, we repaid our then outstanding $30.0 million term note.

•                  On July 31, 2009, we discharged our then outstanding $23.0 million of senior secured notes (plus a prepayment premium of $0.7 million and accrued interest of $0.3 million as of the scheduled redemption date of August 31, 2009).   We also paid the $56 million cash portion of the purchase price for our acquisition of Eveready and repaid Eveready’s $47.1 million of then outstanding convertible notes.

•                  On August 14, 2009, we issued $300 million aggregate principal amount of 7 5/8% senior secured notes due 2016 (the “notes”) and used approximately $175.0 million of the net proceeds to repay all amounts outstanding under Eveready’s existing credit facility and certain capital leases and to pay certain related fees, expenses and other costs.  The Eveready credit facility was terminated in connection with the repayment of all amounts outstanding thereunder.

We intend to use our remaining existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, and to fund capital expenditures.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

We had accrued environmental liabilities as of September 30, 2009 of approximately $181.6 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. The Pembina Area Landfill, which we have agreed to divest, is subject to $2.9 million of environmental liabilities that are recorded in liabilities held for sale. We anticipate such liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.

Cash Flows for the nine months ended September 30, 2009

Cash from operating activities in the first nine months of 2009 was $66.5 million, a decrease of 9.4%, or $6.9 million, compared with cash from operating activities in the first nine months of 2008. The decrease was primarily the result of a reduction in income from operations.

Cash used for investing activities in the first nine months of 2009 was $101.2 million, an increase of 51.7%, or $34.5 million, compared with cash used for investing activities in the first nine months of 2008.  The increase resulted primarily from higher year-over-year costs associated with acquisitions.

Cash used for financing activities in the first nine months of 2009 was $2.2 million, compared to cash from financing activities of $130.3 million in the first nine months of 2008. The change was primarily the result of net proceeds of $173.6 million from the issuance of 2.875 million shares of common stock in April 2008 and the net proceeds of $292.1 million from the August 2009 issuance of senior secured notes offset by the payment on debt acquired related to the 2009 acquisitions of EnviroSORT and Eveready.

Financing Arrangements

The following summarizes our principal financing activities during the nine months ended September 30, 2009:

•                  July 24, 2009: we repaid the $30.0 million term loan due in 2010;

•                  July 31, 2009: we discharged our $23.0 million of then outstanding senior secured notes by calling such notes for redemption on August 31, 2009 and depositing with the trustee the redemption price of $23.7 million and accrued interest of $0.3 million through the redemption date;

•                  July 31, 2009: we replaced our previous $70.0 million revolving credit facility and $50.0 million synthetic letter of credit facility with a new $120 million revolving credit facility (described below);

•                  July 31, 2009: we assumed all outstanding Eveready debt including certain capital leases to which Eveready and its subsidiaries were party at the time we acquired all of the outstanding shares of Eveready;

•                  August 14, 2009: we issued $300 million aggregate principal amount of 7 5/8% senior secured notes due 2016 for net proceeds of $292.0 million. We used approximately $175.0 million of the net proceeds to repay all amounts outstanding under Eveready’s existing credit facility and certain capital leases and to pay certain related fees, expenses and other costs.  The Eveready credit facility was terminated in connection with the repayment of all amounts outstanding thereunder.

The financing arrangements and principal terms of the $300 million principal amount of senior secured notes and the $120 million revolving credit facility are discussed further in Note 10, “Financing Arrangements,” to our financial statements included in Item 1 of this report.

As of September 30, 2009, we were in compliance with the covenants of our debt agreements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 14, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded $47.9 million of unrecognized tax benefits. These liabilities are classified as “other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities, which related to unrecognized tax benefits for which the statute of limitations might expire without examination by the respective taxing authority; however, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of September 30, 2009, our long-term investments included $6.5 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result there is a limited market for these securities. All of our auction rate securities are secured by student loans, which are substantially insured by the Federal Family Education Loan Program. Additionally, all of our auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to access these funds in the foreseeable future. In the unlikely event that we need to access the funds, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis.  As of September 30, 2009, we have recorded an unrealized pre-tax loss of $0.5 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if appropriate.

Other Stockholders’ Matters

As described in Note 3, “Business Combinations,” to our financial statements included in Item 1 of this report, we acquired Eveready on July 31, 2009 and, as a portion of the consideration, we issued to Eveready shareholders $118.4 million in Clean Harbors’ common stock consisting of 2.4 million shares valued at $49.50 per Clean Harbors share (the closing price on the New York Stock Exchange on the day prior to the acquisition).

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar.  Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs, and therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at September 30, 2009 (in thousands):

Scheduled Maturity Dates	Three Months Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$292,219	$292,219
Capital lease obligations	484	1,912	1,719	1,697	1,776	1,547	9,135
	$484	$1,912	$1,719	$1,697	$1,776	$293,766	$301,354
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

In addition to the fixed rate borrowings described in the above table, at September 30, 2009 we had variable rate instruments that included a revolving credit facility with maximum borrowings of up to $120 million (with a $110.0 million sub-limit for letters of credit).

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. The Canadian subsidiaries transact approximately 14.4% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. In March 2009, we significantly reduced the U.S. cash balance held by our Canadian subsidiaries and as a result, significantly reduced our foreign exchange exposure.  Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by $0.3 million and decreased net income by $1.5 million for the three-month periods ended September 30, 2009 and 2008, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by $0.3 million and increased net income by $1.5 million for the three-month periods ended September 30, 2009 and 2008, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income by $0.1 million and decreased net income by $0.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income by $0.1 million and increased net income by $0.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

At September 30, 2009, $6.5 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

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

Changes in Internal Control over Financial Reporting

On July 31, 2009, the Company acquired Eveready (see Note 3 to the Consolidated Financial Statements). The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Eveready. The Company will report on its assessment of the effectiveness of internal control over financial reporting for the combined operations at December 31, 2009.

Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 18, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.

Item 1A — Risk Factors

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of risk factors which investors should carefully consider before investing in our securities. The information below updates such discussion with respect to recent changes which have occurred in such risk factors, particularly as a result of our acquisition on July 31, 2009 of Eveready Inc., or “Eveready,” our entry on July 31, 2009 into a new $120.0 million revolving credit facility, or the “new revolving credit facility,” and our issuance on August 14, 2009 of $300.0 million principal amount of 7 5/8% senior secured notes, or the “notes.” This information should be read in conjunction with the risk factors and other information disclosed in our Annual Report on Form 10-K and this report on Form 10-Q.

Risks Relating to the Eveready Acquisition

A large portion of Eveready’s business is dependent on the oil and gas industry in Western Canada, and declines in general oil and gas production adversely affect Eveready’s business.

Eveready generates well over 50% of its total revenues from customers in the oil and gas industry operating in Western Canada, although a majority of the services which Eveready provides to such customers relate to industrial maintenance and production (which are less volatile than oil and gas exploration). Eveready also services other industries including forestry, mining and manufacturing, and Eveready has geographically diversified its operations into the United States and internationally.  However, a major portion of Eveready’s current business remains dependent on the oil and gas industry operating in Western Canada.

Because of the dependence of a major portion of Eveready’s business on the oil and gas industry, declines in the general level of oil and gas production are now having and could potentially have in the future significant adverse effects on Eveready’s revenues and profitability. Such declines have recently been, and could in the future be, triggered by such events as declines in the commodity prices for oil and gas. Such declines could in the future also be triggered by such events as technological and regulatory changes, and other changes in industry and worldwide economic and political conditions.

A significant part of Eveready’s business relates to the Alberta oil sands.

Eveready derives a significant portion of its revenue from services provided to customers operating in the Alberta oil sands region. The Alberta oil sands contain large oil deposits, but extraction may involve significantly greater cost and environmental concerns than conventional oil drilling. While we believe Eveready’s major involvement in the oil sands region will provide significant future growth opportunities, such involvement also increases the risks associated with Eveready’s business, which will be adversely affected if future economic activity in the Alberta oil sands were to decline considerably. Major factors that could cause such a decline are a prolonged decline in the commodity price of oil and gas, potential future changes in environmental restrictions and regulations, and technological and regulatory changes. Due to the current downturn in worldwide economic conditions and a substantial decline in the commodity price of oil and gas, certain customers of Eveready have delayed a number of large projects in the planning and early development phases within the oil sands region. In addition, customers are revisiting their operating budgets and challenging their suppliers to reduce costs and achieve better efficiencies in their work programs.

Eveready’s business is subject to workforce availability.

Eveready’s ability to provide high quality services to its customers is dependent upon its ability to attract and retain well trained, experienced employees. The oil and gas services industry in Western Canada experienced in the past several years high demand for, and a corresponding shortage of, quality employees. Although the current downturn in the oil and gas industry has increased the pool of quality employees available to Eveready to meet its customer commitments, any improvement of conditions in the oil and gas industry will likely increase competition for experienced employees.

Eveready’s business is subject to significant competition.

Eveready competes with a number of companies that provide the same or similar services. These companies range from small service operators to large public companies. Industry competition could negatively affect Eveready’s ability to grow or sustain its current revenue and profit levels in the future. The current downturn in the oil and gas industry could cause increased competition for existing market share. Increased competition could also result in lower prices and reduced gross margins from the services Eveready provides.

The provision of Eveready’s services involves significant safety risks.

Eveready’s employees often work under potentially hazardous conditions, and Eveready must maintain a solid safety record in order to remain a preferred supplier to its major customers. Many such customers insist on robust safety programs from their suppliers and, to protect its employees and meet such customer demands, Eveready has instituted an active safety program supported by continual practice and training. However, should Eveready’s safety record deteriorate, Eveready could be subject to potential liabilities and a reduction of revenues from its major customers.

Eveready’s business is affected by weather and seasonality.

Because a large portion of Eveready’s operations are carried out in Western Canada, Eveready’s ability to provide services to its customers, many of which involve moving heavy equipment, is dependent on weather conditions. Thawing in the spring renders many secondary roads incapable of supporting heavy equipment, and extremely cold weather in the winter season or wet weather during any season can significantly limit Eveready’s ability to provide timely services. As a result, Eveready’s operating performance tends to be seasonal (with higher revenues during the first quarter of each year and reduced revenues during the second quarter) and may be negatively impacted by adverse weather conditions during any quarter.

Eveready’s business is subject to operational and insurance risks.

Eveready’s business is subject to such risks as equipment defects, malfunctions, failures, and natural disasters. These risks could expose Eveready to potential liability for personal injury, loss of life, business interruption, property damage or destruction, pollution and other environmental damages. While Eveready seeks to minimize its exposure to such risks through comprehensive vehicle and equipment maintenance programs and insurance, such programs and insurance may not be adequate to cover all of Eveready’s potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If Eveready were to incur substantial liabilities in excess of policy limits, or if Eveready were to incur such liabilities at a time when it was not able to obtain adequate liability insurance on commercially reasonable terms, Eveready’s business, results of operations and financial condition could be adversely affected to a material extent.

Eveready’s business is subject to statutory and regulatory requirements, which may increase in the future.

Eveready’s business is subject to numerous statutory and regulatory requirements, and its ability to continue to hold licenses and permits required for its business is subject to maintaining satisfactory compliance with such requirements. These requirements may increase in the future as a result of statutory and regulatory changes. Although Eveready is very committed to compliance and safety, Eveready may not, either now or in the future, be in full compliance at all times with such statutory and regulatory requirements. Consequently, Eveready could be required to incur significant costs to maintain or improve its compliance with such requirements.

If we are unable to successfully integrate Eveready’s business and operations and realize synergies in the expected time frame, our future results would be adversely affected.

Our integration of Eveready’s business and operations into our business and operations will require implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems and integrating Eveready’s systems and operations, and the integration process may be costly and time-consuming. The integration of Eveready will require the focused attention of both Clean Harbors’ and Eveready’s management teams, including a significant commitment of their time and resources. The need for both Clean Harbors’ and Eveready’s managements to focus on integration matters could have a material and adverse impact on the revenues and operating results of the combined company. The success of the acquisition will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of Clean Harbors and Eveready through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices between the two companies. To realize these anticipated benefits, however, the businesses of Clean Harbors and Eveready must be successfully combined.

If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisition may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses, failure to implement the business plan for the combined businesses, unanticipated issues in integrating manufacturing, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our Eveready’s customers and employees or to achieve the anticipated benefits of the acquisition. These integration matters could have a material adverse effect on our business.

Our acquisition of Eveready may expose us to unknown liabilities.

Because we acquired all of Eveready’s outstanding common shares, our investment in Eveready will be subject to all of Eveready’s liabilities other than Eveready’s debt which we paid either at the time of the acquisition or upon the issuance of the notes. If there are unknown Eveready obligations, including contingent liabilities, our business could be materially and adversely affected. We may learn additional information about Eveready’s business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, our acquisition of Eveready might not be successful. Among other things, if Eveready’s liabilities are greater than expected, or if there are obligations of which we were not aware of the time of completion of the acquisition, our business could be materially and adversely affected.

Risks Relating to Our Level of Debt and the Notes

Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations under the notes.

As of September 30, 2009, after giving effect to our (i) acquisition of Eveready on July 31, 2009, (ii) sale of the notes on August 14, 2009, (iii) repayment between July 24 and August 14, 2009 of substantially all of our and Eveready’s outstanding debt (other than certain capital leases) using a portion of our available cash and the net proceeds from the sale of the notes, and (iv) payment of related fees and expenses, we had outstanding $292.2 million of debt and $88.7 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

•                  adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes or to repurchase the notes from holders upon a change of control;

•                  require us to dedicate a substantial portion of our cash flow to the payment of interest on our debt and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including our borrowings (if any) under our new revolving credit facility;

•                  increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•                  limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.

If we are unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we may be required to refinance all or a portion of our existing debt and letter of credit facilities, or to obtain new or additional such facilities. However, we may not be able to obtain any such new or additional facilities on favorable terms or at all.

Despite our substantial levels of outstanding debt and letters of credit, we could incur substantially more debt and letter of credit obligations in the future.

Although the agreements governing our new revolving credit facility and the indenture governing the notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions, and the additional amount of indebtedness which might incur in the future in compliance with these restrictions could be substantial. In particular, we had available as of

September 30, 2009 under our new revolving credit facility up to an additional approximately $31.3 million for purposes of future borrowings and letters of credit. In addition, the indenture governing the notes would also allow us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks will increase.

Servicing our debt, including the notes, any revolving loans and our capital leases, and paying our letter of credit fee obligations, will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal or interest with respect to our debt, including the notes, any revolving loans and our capital leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and on our future financial results. Our ability to generate cash depends on, among other things, the demand for our services, which is subject to market conditions in the environmental and industrial services industries, the occurrence of events requiring major remedial projects, changes in government environmental regulation, general economic conditions, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. Our operations may not generate sufficient cash flow, and future borrowings may not be available under our new revolving credit facility or otherwise, in an amount sufficient to enable us to pay our debt and the fee obligations respecting our letters of credit, or to fund our other liquidity needs.

The covenants in our financing agreements will restrict our ability to operate our business and might lead to a default under our debt agreements.

The agreements governing our new revolving credit facility and the indenture relating to the notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

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

As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our new revolving credit facility requires, and our future credit facilities may require, us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our revolving credit facility or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness, including the notes.

The instruments governing certain of our debt, including the indenture governing the notes and our new revolving credit facility, also contain cross-default provisions. Under these provisions, a default under one instrument governing our debt may constitute a default under our other debt instruments that contain cross default provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds

As described in Item 3.02, “Unregistered Sales of Equity Securities,” of our Report on Form 8-K dated July 31, 2009, as filed with the SEC on August 3, 2009, we issued on July 31, 2009 to the former shareholders of Eveready Inc. a total of 2.4 million shares of our common stock as a portion of the consideration for our acquisition of Eveready. As there described, such issuance was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of such Act provided by Section 3(a)(10) thereof.

Item 3—Defaults Upon Senior Debt—None.

Item 4—Submission of Matters to a Vote of Security Holders—None.

Item 5—Other Information—None.

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

Date: November 9, 2009

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and Chief Financial Officer

Date: November 9, 2009