Form 10-K
period 2009-12-31
CLEAN HARBORS INC
filed 2010-03-01
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $1.1 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.

         On February 25, 2010, there were outstanding 26,249,155 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement for its 2010 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2010) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2009

Disclosure Regarding Forward-Looking Statements

        In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect managements' opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2010.

PART I

ITEM 1.    BUSINESS

General

        Clean Harbors, Inc. and its subsidiaries (collectively, "we," "Clean Harbors" or the "Company") is a leading provider of environmental, energy and industrial services throughout North America. We serve over 50,000 customers, including a majority of Fortune 500 companies, thousands of smaller private entities and numerous federal, state, provincial and local governmental agencies. We have more than 175 locations, including over 50 waste management facilities, throughout North America in 36 U.S. states, seven Canadian provinces, Mexico and Puerto Rico. We also operate international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom.

        On July 31, 2009, we acquired 100% of the outstanding common shares of Eveready Inc. ("Eveready"), an Alberta corporation headquartered in Edmonton, Alberta. Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries. We anticipate this acquisition will enhance our presence in the energy and industrial services market, broaden the range of services we can offer customers, and advance our position in the Canadian marketplace.

        The purchase price of the acquisition totaled $410 million and included the issuance of 2.4 million shares of our common stock, assumption of $237 million of Eveready debt, and a cash payment of $56 million to the former Eveready shareholders. The acquisition was announced in April 2009, and as a condition to the approval of the acquisition by the Canadian Commissioner of Competition, we agreed to divest Eveready's Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region.

        In connection with the closing of the Eveready acquisition, we re-aligned and expanded our reportable segments. This new structure reflects the way our management makes operating decisions and manages the growth and profitability of our business. The amounts presented for all prior periods throughout this report have been recast to reflect the impact of such changes. Under the new structure, we report our business in four operating segments, including:

  •
  Technical Services—provide a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company-owned incineration, landfill, wastewater, and other treatment facilities.

  •
  Field Services—provide a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

  •
  Industrial Services—provide industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, pulp and paper mills, and other industrial facilities.

  •
  Exploration Services—provide exploration and directional boring services to the energy sector serving oil and gas exploration and production, and power generation.

        Technical Services and Field Services are included as part of Clean Harbors Environmental Services, and Industrial Services and Exploration Services are included as part of Clean Harbors Energy and Industrial Services.

        In connection with our acquisition of Eveready, we were required to obtain waivers from the lenders under our and Eveready's respective then existing credit agreements to allow for the completion of the acquisition and the repayment of Eveready's then outstanding 7% convertible subordinated debentures, and also concurrently with or following the acquisition to secure financing sufficient to pay off or restructure substantially all of the then remaining Eveready indebtedness. We obtained the necessary waivers prior to the closing of the acquisition and subsequently met the financing requirement on August 14, 2009 by issuing $300.0 million principal amount of 7 5/8% senior secured notes for net proceeds of $292.1 million. We used most of the net proceeds of the offering to repay and terminate substantially all of the then outstanding Eveready debt (other than certain capital leases) assumed in connection with the acquisition and to pay related fees and expenses.

        Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal office is located in Norwell, Massachusetts. Effective December 15, 2008, shares of our common stock began trading on the New York Stock Exchange under the symbol CLH. Prior to that time, our stock was traded on The NASDAQ Global Select Market under the symbol CLHB. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics for members of the Board of Directors, senior officers and the chief executive officer are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.

Health & Safety

        Health & Safety is our #1 priority—companywide. Employees at all levels of the Company share this philosophy and are committed to ensuring our safety goals are met. Our commitment to health and safety benefits everyone—our employees, our customers, the community, and the environment. Through the efforts of all our employees, we have implemented a successful health and safety-based culture that has continued to lower our Total Recordable Incident Rate ("TRIR"); Days Away, Restricted Activity and Transfer Rate ("DART"); and Experience Modification Rate ("EMR").

        In order to protect our employees, continue to lower our incident rates, and satisfy our customers' demands to retain the best service providers with the lowest TRIR, DART and EMR rates, we must continuously improve on our health and safety performance. To meet all of these requirements we launched SafetyFirst!, a comprehensive program companywide. SafetyFirst! is an employee-based program. All employees recognize the importance of protecting themselves, their fellow employees, their customers, and all those around them from harm. They demonstrate through their words and actions that they will reinforce acceptable safety practices and stop unsafe acts before those acts become a statistic. SafetyFirst! is not just a slogan—it's our commitment to keep the protection of our fellow workers in the forefront of everything we do.

Compliance

        We regard compliance with applicable environmental regulations as critical components of our overall operations. We strive to maintain the highest professional standards in our compliance activities. Our internal operating requirements are in many instances more stringent than those imposed by regulation. Our compliance program has been developed for each of our waste management facilities and service centers under the direction of our corporate staff. The compliance staff is responsible for facilities permitting and regulatory compliance, compliance training, transportation compliance, and related record keeping. To ensure the effectiveness of our regulatory compliance program, our compliance staff monitors daily operational activities and issues a monthly report to senior management concerning the status of environmental compliance and health and safety programs. We also have an Environmental Health and Safety Compliance Internal Audit Program designed to identify any weaknesses or opportunities for improvement in our ongoing compliance programs. We also perform periodic audits and inspections of the disposal facilities of other firms which we utilize.

        Our facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although our facilities have been cited on occasion for regulatory violations, we believe that each of our facilities is currently in substantial compliance with applicable requirements. Each of our major facilities and service centers has a full-time compliance representative to oversee the implementation of our compliance program at the facility or service center.

Strategy

        Our strategy is to develop and maintain ongoing relationships with a diversified group of customers who have recurring needs for environmental, energy or industrial services. We strive to be recognized as the premier supplier of a broad range of value-added services based upon quality, responsiveness, customer service, information technologies, breadth of service offerings and cost effectiveness.

        The principal elements of our business strategy are to:

  •
  Expand Service Offerings and Geographic Coverage—We believe our Technical and Field Services segments have a competitive advantage, particularly in areas where service centers are located at or near a treatment, storage and disposal facility ("TSDF"). By opening additional service centers in close proximity to our TSDFs, we believe that we can, with minimal capital expenditures, increase our market share within the Field Services segment. We believe this will drive additional waste to our existing facilities, thereby increasing utilization and enhancing overall profitability. Furthermore, we believe we can expand our Industrial and Exploration Services segments across a broader geographic area, thereby providing additional services to new markets.

  •
  Cross-Sell Across Segments—We believe the breadth of our service offerings allows us to provide additional services to existing customers. In particular, we believe we can provide energy and industrial services to customers which traditionally have only used our environmental services and environmental services to customers which traditionally have only used our energy and industrial services. We believe leveraging our ability to cross-sell environmental and energy and industrial services will drive increased revenue within our existing customer base.

  •
  Capture Large-Scale Projects—We provide turnkey offsite transportation and landfill or incineration disposal services for soil and other contaminated media generated from remediation activities. We also assist remediation contractors and project managers with support services including groundwater disposal, investigation derived waste disposal, rolloff container management, and many other related services. We believe this will drive incremental waste volume to our existing facilities, thereby increasing utilization and enhancing overall profitability.

  •
  Expand Throughput Capacity of Existing Waste Facilities—We operate an extensive network of hazardous waste management facilities and have made substantial investments in these facilities to date, which provide us with significant operating leverage as volumes increase. In addition, there are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding equipment and new technology. Through selected permit modifications, we can expand the range of treatment services offered to our customers without the large capital investment necessary to acquire or build new waste management facilities.

  •
  Pursue Selective Acquisitions—We actively pursue accretive "bolt-on" acquisitions in certain services or market sectors where we believe such acquisitions can enhance and expand our business with minimal capital outlay. We believe that we can expand existing services, especially in our non-disposal services, through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share. We also continue to review other acquisition possibilities on a case-by-case basis.

  •
  Focus on Cost, Pricing and Productivity Initiatives—We continually seek to increase efficiency and to reduce costs in our business through enhanced technology, process efficiencies and stringent expense management.

Competitive Strengths

  •
  Leading Provider of Environmental, Energy and Industrial Services—We are one of the largest providers of environmental, energy and industrial services and the largest operator of non-nuclear hazardous waste treatment facilities in North America based on 2008 industry reports. We provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations.

  •
  Large and Diversified Customer Base—Our customers range from Fortune 500 companies to midsize and small public and private entities that span multiple industries and business types, including governmental entities. This diversification limits our credit exposure to any one customer or industry.

  •
  Stable and Recurring Revenue Base—We have long-standing relationships with our customers. Our diversified customer base also provides stable and recurring revenues as a majority of our revenues are derived from previously served customers with recurring needs for our services. In addition, the costs to many of our customers of switching providers are high. This is due to many customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their wastes are shipped in order to reduce their potential liability under U.S. and Canadian environmental regulations. We have been selected as an approved vendor by large generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis.

  •
  Comprehensive Service Capabilities—Our comprehensive service offerings allow us to act as a full-service provider to our customers. Our full-service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand "one-stop" service providers. We also have the ability to cross-sell our energy and industrial services to customers who have traditionally used our environmental services, while also cross-selling environmental services to customers who have traditionally used our energy and industrial services. Our expanded geographic coverage maximizes the number of customer facilities that we can service.

  •
  Integrated Network of Assets—We operate, in the aggregate, the largest number of incinerators, landfills, treatment facilities and TSDFs in North America. Our broad service network enables us to effectively handle a waste stream from origin through disposal and to efficiently direct and internalize our waste streams to reduce costs. As our processing of wastes increase, our size allows us to increase our cash flow and earnings as we can internalize a greater volume of waste in our incinerators and landfills.

  •
  Regulatory Compliance—We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. Companies that rely on in-house disposal may find the current regulatory requirements to be too capital-intensive or complicated, and may choose to outsource many of their hazardous waste disposal needs.

  •
  Effective Cost Management—Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, research and development capabilities and our ability to efficiently utilize logistics and transportation to economically direct waste streams to the most efficient facility. We also have the ability to transport and process with internal resources the substantial majority of all hazardous waste that we manage for our customers. Finally, we are committed to reducing costs and have reduced headcount and other operating costs.

  •
  Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 16 executive officers collectively have over 194 years of experience in the environmental, energy and industrial services industries. Our Chief Executive Officer founded our Company in 1980, and the average tenure of the 15 other members of the executive management team exceeds 11 years.

Operations

General

        We report our business in the previously discussed four operating segments, which are Technical Services, Field Services, Industrial Services and Exploration Services.

        Seasonality and Cyclical Nature of Business.    Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities. Typically during the first quarter of each year there is less demand for environmental services due to the cold weather, particularly in the Northern and Midwestern United States and Canada. Accordingly, reduced volumes of waste are received at our facilities and higher operating costs are associated with operating in sub-freezing weather and high levels of snowfall. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year.

        Conversely, typically during the first quarter of each year there is more demand for energy and industrial services due to the cold weather, particularly in Alberta, Canada, and less demand during the warmer months. The main reason for this is that the areas we service in Alberta are easier to access when the cold conditions make the terrain more suitable for companies to deploy their equipment. During the warmer months, thawing and mud conditions may impede deployment of equipment.

        Geographical Information.    For the year ended December 31, 2009, we derived $787.9 million or 73.3% of revenues from customers located in the United States and Puerto Rico, $285.7 million or 26.6% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in other international locations. For the year ended December 31, 2008, we derived approximately $897.2 million or 87.0% of revenues from customers located in the United States and Puerto Rico, approximately $132.8 million or 12.9% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

Technical Services

        These services involve the collection, transport, treatment and disposal of hazardous and non-hazardous wastes, and include resource recovery, physical treatment, fuels blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management, and CleanPack® services. Our CleanPack services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes. Our technical services are provided through a network of service centers from which a fleet of trucks are dispatched to pick up customers' waste either on a predetermined schedule or on-demand, and to deliver the waste to permitted facilities, which are usually Company-owned. Our service centers can also dispatch chemists to a customer location for the collection of chemical and laboratory waste for disposal.

        Collection, Transportation and Logistics Management.    As an integral part of our services, we collect industrial wastes from customers and transport such wastes to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate waste in containers, such as 55 gallon drums, bulk storage tanks or 20 cubic yard roll-off containers. In providing this service, we utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters, including railroads.

        Treatment and Disposal.    We recycle, treat and dispose of hazardous and non-hazardous industrial wastes. The wastes handled include substances, which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other substances subject to federal, state and provincial environmental regulation. We provide final treatment and disposal services designed to manage wastes which cannot be otherwise economically recycled or reused. The wastes we handle come in solid, sludge, liquid and gas form.

        We operate a network of TSDFs that collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. These facilities hold special permits, such as Part B permits under the Resource Conservation and Recovery Act ("RCRA") in the United States, which allows them to process waste through various technologies including recycling, incineration, and landfill and wastewater treatment. The types of waste we handle include:

  •
  Flammables, combustibles and other organics;

  •
  Acids and caustics;

  •
  Reactive waste;

  •
  Cyanides and sulfides;

  •
  Industrial wastewaters;

  •
  Items containing polychlorinated biphenyls ("PCBs"), such as utility transformers and electrical light ballasts;

  •
  Other regulated wastes; and

  •
  Non-hazardous industrial waste.

        We receive detailed waste profiles prepared by our customers to document the nature of the waste. A sample of the delivered waste is tested to ensure that it conforms to the customer generated waste profile record and to select an appropriate method of treatment and disposal. Once the wastes are characterized, compatible wastes are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal. At the time of acceptance of a customer's waste at our facility, a unique computer "bar code" identification label is assigned to each container of waste, enabling the use of sophisticated computer systems to track and document the status, location and disposition of the waste.

        Resource Recovery and Fuels Blending.    We operate recycling systems for the reclamation and reuse of certain wastes, particularly solvent-based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes. Resource recovery involves the treatment of wastes using various methods, which effectively remove contaminants from the original material to restore its fitness for its intended purpose and to reduce the volume of waste requiring disposal.

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

        Incineration.    Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at high temperatures. High temperature incineration effectively eliminates organic wastes such as herbicides, halogenated solvents, pesticides, and pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludge or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for PCBs and dioxins.

        We have six active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual capacity of 58,808 tons and three solids and liquids capable incineration facilities with a combined estimated annual capacity of 327,400 tons. We also operate two hazardous waste liquid injection incinerators in Canada with total annual capacity of approximately 165,000 tons.

        Our incineration facilities in Kimball, Nebraska, Deer Park, Texas, El Dorado, Arkansas and Aragonite, Utah are designed to process liquid organic wastes, sludge, solids, soil and debris. The Deer Park facility has two kilns and a rotary reactor. Our El Dorado, Arkansas incineration facility specializes in the treatment of bulk and containerized hazardous liquids, solids and sludge through two rotary kilns. Our incineration facilities in Kimball, Nebraska and Deer Park, Texas have on-site landfills for the disposal of ash produced as a result of the incineration process.

        Our incineration facilities in Mercier, Quebec and Lambton, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic waste. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.

        Landfills.    Landfills are used primarily for the disposal of inorganic wastes. In the United States and Canada, we operate nine commercial landfills, excluding the Pembina Area Landfill which

Eveready owned and operated but which we have agreed to divest. Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two of our landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators.

        Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2009, the useful economic lives of these landfills include approximately 22.8 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 36.8 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 2.1 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

        Many of our landfills perform physical treatment of waste prior to final disposal. Physical treatment methods include separation and stabilization. These methods are used to reduce the volume or toxicity of waste material. Separation utilizes techniques such as sedimentation, filtration, flocculation and centrifugation to remove solid materials from liquids. Stabilization refers to a category of waste treatment processes designed to reduce contaminant mobility or solubility and convert waste to a more chemically stable form. Stabilization technology includes many classes of immobilization systems and applications. Stabilization is a frequent treatment method for metal bearing wastes received at several of our facilities, which treat the waste to meet specific federal land disposal restrictions. After treatment, the waste is tested to confirm that treatment standards have been met.

        Wastewater Treatment.    We operate seven wastewater treatment facilities that offer a range of wastewater treatment technologies. These wastewater treatment operations involve processing hazardous and non-hazardous wastes through the use of physical and chemical treatment methods. The solid waste materials produced by these wastewater processing operations are then disposed of at Company-owned facilities or select third party facilities, while the treated effluent is discharged to the local sewer system under permit.

        Our wastewater treatment facilities treat a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids, including:

  •
  Acids and caustics;

  •
  Ammonias, sulfides and cyanides;

  •
  Heavy metals, ink wastes and plating solutions;

  •
  Landfill leachate and scrubber waters; and

  •
  Oily wastes and water soluble coolants.

        Explosives Management.    We dispose of munitions and other explosives at our facility in Colfax, Louisiana. The Colfax facility is capable of treating a wide range of materials from fireworks and contaminated debris to rocket motors. Materials are managed in one of 20 permitted thermal treatment burn units. Residue is collected from the treatment process and shipped off-site for disposal at an approved facility. Metal by-products are shipped off-site for recycling.

Field Services

        These services provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Our field service crews and equipment are dispatched on a planned or emergency basis, and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup, railcar cleaning, product recovery and transfer, scarifying and media blasting and vacuum services. Additional services include used oil and oil products recycling, as well as PCB management and disposal. Other services include filtration and water treatment services.

Industrial Services

        These services include a wide range of industrial maintenance services provided at refineries, chemical plants, pulp and paper mills, manufacturing, and power generation facilities, as well as production support services in the field for oil and gas companies. Many of our industrial services are provided within the oil sands region in Alberta, Canada. Our crews handle a variety of specialized industrial services including plant outage and turnaround services, decoking and pigging, catalyst handling, chemical cleaning, high and ultra-high pressure water cleaning, and large tank and surface impoundment cleaning. Our lodging and rentals services primarily consist of premier industrial lodges and drill camp accommodations for companies operating in the Alberta oil sands region. We also offer for rent or sale a variety of oilfield equipment including access rentals, well-site units, and production equipment. Other services include industrial health and safety services.

Exploration Services

        We provide a variety of services to support exploration programs for oil and gas companies. Some of the core services we offer include geospatial data imaging, line clearing, heli-portable and track drilling, seismic surveying, and land development. Our directional boring services support oil and gas companies and municipalities by installing pipeline, fiber optic, cable, gas, and water and sewer lines.

Other Services

        Apollo Onsite Services.    Our Apollo Onsite Services Program is an on-site solution that allows customers to outsource all or portions of their environmental management program. Select technicians work on a customer's site in tandem with the customer to deliver proper waste transportation and disposal, lab chemical packing, and field services and industrial services where appropriate. Whether a customer requires a single field technician or a multi-person team of diversified experience, we design a program to satisfy the customer's specific need. Additionally, the Apollo Onsite Services Program leverages our transportation and disposal assets by providing incremental volumes to process at our facilities.

        Information Management Services.    Our Online Services allow customers free access to their waste information online, 24-hours per day, seven days per week. Customers can manage their waste profiles; run reports such as waste tracking reports and data for regulatory reporting; and have the ability to view, print or download signed manifests.

Competition

        The hazardous waste management industry in which we compete is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from national and regional waste services companies and hundreds of privately-owned firms. Philip Services Corp. (PSC), Veolia Environmental Services, and Waste Management, Inc. (WM) are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the environmental services offered by us.

        In the United States, the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes. Even if waste generators employ companies that have proper permits and licenses, knowledgeable customers are therefore interested in the reputation and financial strength of the companies they use for management of their hazardous wastes. We believe that our technical proficiency and reputation are important considerations to our customers in selecting and continuing to utilize our services.

        We believe that the depth of our recycling, treatment and disposal capabilities and our ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.

        For our technical and field services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe the availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

        The energy and industrial services industry in which we compete is also highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from national and regional service providers, and hundreds of privately-owned firms that offer energy or industrial services. CEDA International Corporation and Newalta in Canada, and Philip Services Corp. (PSC) and Veolia Environmental Services in the United States, are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the energy or industrial services offered by us. We believe the availability of specialized equipment, skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.

        The principal methods of competition for all of our services are price, quality, reliability of service rendered and technical proficiency. We believe that we offer a more comprehensive range of environmental, energy and industrial services than our competitors in major portions of our service territory, and that our ability to provide comprehensive services supported by unique information technologies capable of managing the customers' overall environmental programs constitutes a significant advantage.

Employees

        As of December 31, 2009, we employed approximately 6,399 active full-time employees, of which 647 employees (10%) are represented by labor unions. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	183
United Steelworkers' Union	206
Unions in Canada:
Communication, Energy and Paper Workers' Union	97
International Brotherhood of Teamsters	69
International Union of Operating Engineers	40
International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers And Helpers	52
Non-union employees	5,752

6,399

        As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.

Intellectual Property

        We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. We hold a total of 15 U.S. and 12 foreign patents (which will expire between 2010 and 2024), and 16 U.S. and three foreign trademarks. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

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

        Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. The total amount of the closure and post-closure financial assurance which we have been required by regulators to provide is approximately $319.7 million for U.S. facilities and $22.7 million for Canadian facilities. We have placed the required financial assurance for closure through a qualified insurance company, Steadfast Insurance Company.

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

United States Hazardous Waste Regulation

        Federal Regulations.    The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Act," the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act ("TSCA").

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

        RCRA requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. See Note 8, "Closure and Post-Closure Liabilities," and Note 9, "Remedial Liabilities," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a discussion of our environmental liabilities. See "Insurance and Financial Assurance" above for a discussion of our financial assurance requirements.

        The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of the principal such proceedings in which we are involved.

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

        In 2009 the EPA enacted regulations under its Clean Air Act authority requiring the mandatory reporting from all sources that emit 25,000 tons per year of greenhouse gasses. The regulations are administrative in nature and do not place any restrictions on our operations. We have evaluated each of our operations and determined that compliance with these new regulations will not have a material impact on our operations.

        The Clean Water Act.    This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of the treatment process, our wastewater treatment facilities generate wastewater, which we discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. We are required to obtain discharge permits and conduct sampling and monitoring programs. We believe each of our operating facilities complies in all material respects with the applicable requirements.

        In December 2000, the EPA promulgated new effluent limitations, pretreatment standards and source performance standards for centralized wastewater treatment facilities. Centralized wastewater treatment facilities receive and treat a wide variety of hazardous and non-hazardous wastewaters from offsite companies and discharge the treated water directly to waterways or to municipal sewer systems. These rules set stringent limits for the discharge of metals, organic compounds and oil. All of our wastewater treatment facilities were affected by these rules and were in substantial compliance with the discharge standards by December 2004.

        TSCA.    We also operate a network of collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of TSCA. TSCA established a national program for the management of substances classified as PCBs, which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles; detoxification of transformer oils; incineration of PCB liquids and solids; landfill disposal of PCB solids; and remediation of PCB contamination at customer sites.

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

        Health and safety standards under the Occupational Safety and Health Act ("OSHA") are applicable to all of our operations in all four of our segments.

        State and Local Regulations.    Pursuant to the EPA's authorization of their RCRA equivalent programs, a number of U.S. states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of a number of our facilities are regulated by the relevant state agencies in addition to federal EPA regulation.

        Some states classify as hazardous some wastes that are not regulated under RCRA. For example, Massachusetts considers used oil as "hazardous wastes" while RCRA does not. Accordingly, we must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at our facilities.

        We believe that each of our facilities is in substantial compliance with the applicable requirements of federal and state laws, the regulations thereunder, and the licenses which we have obtained pursuant thereto. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.

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

        Provincial Regulations.    Most of Canada's industrial development and the major part of its population are located in four provinces: Ontario, Quebec, Alberta and British Columbia. These provinces have the most detailed environmental regulations. We operate major waste management facilities in each of these provinces, as well as waste transfer facilities in Nova Scotia and Manitoba.

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

        On August 12, 2005, the Ontario Ministry of the Environment adopted new regulations which prohibit land disposal of untreated hazardous waste and require the waste to meet specific treatment standards prior to land disposal. Land disposal includes onsite and offsite land filling, land farming and any other form of land disposal. These requirements are similar to the RCRA Land Disposal Restrictions, or "LDR," enacted in the United States and thus bring the Province of Ontario in closer conformity with the United States regulatory scheme. The new Ontario LDR commenced in 2007 through a phased-in schedule based on specific inorganic waste streams, and are now fully implemented with the regulation of organic waste streams that became effective at the end of 2009.

        We carefully analyzed the new regulations to determine their impact on our operations in Ontario and made a series of operational improvements at our Lambton landfill facility aimed at receiving all waste regulated under the new LDR and applying treatment technologies to compliantly dispose of the waste at the landfill. These operational improvements included the construction of a new totally enclosed LDR waste treatment and stabilization building which was completed in September 2007 under a Certificate of Approval from the Ontario Ministry of the Environment. These modifications allow us to compliantly accept, treat and dispose of inorganic streams subject to the new LDR. The Ministry also approved a series of proprietary organic waste treatment methods that allow the Lambton facility to accept, for example, spent aluminum pot liner waste for pre-treatment, followed by LDR-compliant disposal within the landfill. Additionally, the Ministry has approved various disposal methodologies associated with the management of debris contaminated with organic chemical constituents subject to LDR regulation. We continue to evaluate other potential customer waste streams subject to the new LDR standards and modify on-site waste treatment processes to accommodate these streams at the Lambton landfill.

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

        Canadian Federal Regulations.    The Canadian federal government has authority for those matters which are national in scope and in impact and for Canada's relations with other nations. The main federal laws governing hazardous waste management are:

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

        In 2004, Environment Canada implemented mandatory greenhouse gas reporting under CEPA 99. Under CEPA 99, mandatory reporting was required if a facility emitted more than 100,000 Canadian tonnes of carbon dioxide equivalent per year. As of July 11, 2009, the reporting threshold under CEPA 99 was reduced to 50,000 Canadian tonnes of carbon dioxide equivalent. The reduction in reporting limits will subject certain of the Company's Canadian facilities to the new reporting requirements, but the Company does not believe the new requirements will have a material impact on operations.

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

        As discussed in Note 8, "Closure and Post-Closure Liabilities," and Note 9, "Remedial Liabilities," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we have accrued environmental liabilities as of December 31, 2009, of $181.3 million, substantially all of which we assumed in connection with our acquisitions of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the

two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. Such amount does not include approximately $3.0 million of additional environmental liabilities which relate to the Pembina Area Landfill which Eveready owned and operated but which we have agreed to divest. For the years ended December 31, 2009 and 2008, we spent $8.6 million and $14.3 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets and Teris. The decrease in the year-over-year spending was primarily due to the settlement during 2008 of legal and administrative proceedings relating to our Plaquemine, Louisiana property and the Helen Kramer Superfund site.

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

        As described in Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on our business and future prospects.

ITEM 1A.    RISK FACTORS

        An investment in our securities involves certain risks, including those described below. You should consider carefully these risk factors together with all of the information included in this report before investing in our securities. The information below includes updated discussions with respect to changes which have occurred in our risk factors as a result of our acquisition on July 31, 2009 of Eveready Inc., or "Eveready," and the related significant expansion of our energy and industrial services business, our entry on July 31, 2009 into an amended $120.0 million revolving credit facility, or the "new revolving credit facility," and our issuance on August 14, 2009 of $300.0 million principal amount of 7 5/8% senior secured notes, or the "notes."

Risks Affecting Both Our Environmental Services and Energy and Industrial Services Businesses

Our businesses are subject to operational and insurance risks.

        Provision of both environmental services and energy and industrial services to our customers is subject to such risks as equipment defects, malfunctions and failures, and natural disasters. These risks expose us to potential liability for personal injury, loss of life, business interruption, property damage or destruction, pollution and other environmental damages. While we seek to minimize our exposure to such risks through comprehensive training programs, vehicle and equipment maintenance programs and insurance, such programs and insurance may not be adequate to cover all of our potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If we were to incur substantial liabilities in excess of policy limits, or if we were to incur such liabilities at a time when we were not able to obtain adequate liability insurance on commercially reasonable terms, our business, results of operations and financial condition could be adversely affected to a material extent.

Our businesses are subject to significant competition.

        We compete with a large number of companies, which range from large public companies to small operators, that provide most of the same or similar services to those we provide. The current downturn in economic conditions, particularly with respect to manufacturing and oil and gas production, has caused increased competition for market share, which could result in lower prices and reduced gross margins from the services we provide and negatively affect our ability to grow or sustain our current revenue and profit levels in the future.

The provision of our services involves significant safety risks.

        Our employees often work under potentially hazardous conditions, and we must maintain a solid safety record in order to remain a preferred supplier to our major customers. In order to protect our employees and meet such customer demands, we have instituted an active safety program supported by continual practice and training. However, should our safety record deteriorate, we could be subject to potential liabilities and a reduction of revenues from our major customers.

Our businesses are subject to statutory and regulatory requirements, which may increase in the future.

        Our businesses are subject to numerous statutory and regulatory requirements, and our ability to continue to hold licenses and permits required for our businesses is subject to maintaining satisfactory compliance with such requirements. These requirements may increase in the future as a result of statutory and regulatory changes. Although we are very committed to compliance and safety, we may not, either now or in the future, be in full compliance at all times with such statutory and regulatory requirements. Consequently, we could be required to incur significant costs to maintain or improve our compliance with such requirements.

Seasonality makes it harder for us to manage our businesses and for investors to evaluate our performance.

        Our business operations are affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for our services. Typically during the first quarter of each calendar year, there is less demand for environmental remediation due to weather-related reasons, particularly in the northern and midwestern United States and Canada, and an increased possibility of unplanned weather-related plant shutdowns. Conversely, because a large portion of our energy and industrial services business is carried out in Western Canada and involves moving heavy equipment, our ability to provide such services is dependent on weather conditions. Thawing in the spring renders many secondary roads incapable of supporting heavy equipment, and extremely cold weather in the winter season or wet weather during any season can limit our ability to provide timely services. As a result, the operating performance of our energy and industrial services business also tends to be seasonal (with higher revenues during the first quarter of each year and reduced revenues during the second quarter) and may be negatively impacted by adverse weather conditions during any quarter. This seasonality makes it harder for us to manage our businesses and for investors to evaluate our performance.

Future conditions might require us to make substantial write-downs in our assets, which would adversely affect our balance sheet and results of operations.

        Periodically, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At the end of each of 2009, 2008 and 2007, we determined that no asset write-downs were required; however, if conditions in either the environmental services or energy and industrial services businesses were to deteriorate significantly, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Risks Particularly Affecting Our Environmental Services Business

We assumed significant environmental liabilities as part of past acquisitions, and our financial condition and results of operations would be adversely affected if we were required to pay such liabilities more rapidly or in greater amounts than now estimated.

        We have accrued environmental liabilities valued as of December 31, 2009, at $181.3 million, substantially all of which we assumed in connection with our acquisitions of substantially all of the assets of the Chemical Services Division, or "CSD," of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. This amount does not include approximately $3.0 million of additional environmental liabilities related to the Pembina Area Landfill which Eveready owned and operated that we have agreed to divest. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles (which takes into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities). We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.

If we are unable to obtain at reasonable cost the insurance, surety bonds and financial assurances which are required for our operations, our business and results of operations would be adversely affected.

        We purchase insurance, occasionally post bid and performance bonds, and are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation. As of December 31, 2009, our total estimated closure and post-closure costs requiring financial assurance by regulators (excluding Eveready's estimated costs as described below) were $319.7 million for our U.S. facilities and $22.7 million for our Canadian facilities. We have placed all of the required financial assurance through a qualified insurance company, Steadfast Insurance Company (a unit of Zurich Insurance N.A.), or "Steadfast." The U.S. facilities are insured with an insurance policy written by Steadfast which expires in 2013. The Canadian facilities utilize surety bonds provided through Zurich Insurance Company (Canada), which expire at various dates throughout 2010.

        As of July 31, 2009, Eveready had outstanding letters of credit of $1.9 million that were issued to comply with certain environmental regulations relating to Eveready's closure and post-closure costs. We replaced two of the three letters of credit for $1.2 million with surety bonds and the remaining outstanding letter of credit as of December 31, 2009 will be replaced with a letter of credit under our current credit facility in the first quarter of 2010.

        Our ability to continue conducting our operations would be adversely affected if we became unable to obtain sufficient insurance, surety bonds or other financial assurances at reasonable cost to meet our business and regulatory requirements in the future. The availability of insurance could be affected by factors outside of our control as well as the insurers' or sureties' assessment of our risk. If we should become unable to obtain such letters of credit under our financial arrangements, we might be unable to obtain sufficient insurance or other financial assurances.

The environmental services industry in which we participate is subject to significant economic and business risks.

        Our future operating results of our environmental services business may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition; maintain or increase market share in an industry which has experienced significant downsizing and consolidation; realize benefits from cost reduction programs; generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers; obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities; minimize downtime and disruptions of operations; and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. The hazardous and industrial waste management business is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture and aerospace industries. If those cyclical industries slow significantly, the business that we receive from those industries is likely to slow.

A significant portion of our environmental services business depends upon the demand for major remedial projects and regulatory developments over which we have no control.

        Our operations are significantly affected by the commencement and completion of major remedial projects; cleanup of major spills or other events; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing the management of hazardous waste; secular changes in the waste processing industry towards waste minimization and the propensity for delays in the remedial market; and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

The extensive environmental regulations to which we are subject may increase our costs and potential liabilities.

        Our operations and those of others in the environmental services industry involve the handling of dangerous and hazardous materials, and are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials and cleanups of soil and groundwater contamination. While increasing environmental regulation often presents new business opportunities for us, it often results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials, and that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to cleanup of releases of regulated materials and related natural resource damages.

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

        Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In the past, practices have resulted in releases of regulated materials at and from certain of our facilities, or the disposal of regulated materials at third party sites, which may require investigation and remediation, and potentially result in claims of personal injury, property damage and damages to natural resources. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities. We are currently conducting remedial activities at certain of our sites and paying a portion of the remediation costs at certain sites owned by third parties. While, based on available information, we do not believe these remedial activities will result in a material adverse effect upon our operations or financial condition, these activities or the discovery of previously unknown conditions could result in material costs.

        Environmental and land use laws also impact our ability to expand. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we were to comply with applicable environmental law, there is no guarantee that we would be able to obtain the requisite permits from the applicable governmental authorities, and, even if we could, that any permit (and any existing permits we currently hold) will be extended or modified as needed to fit out business needs.

        We may make further acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses or facilities to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business or facility, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, or prevent us from or delay us in obtaining or renewing permits to operate or expand our facilities or harm our reputation.

        In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by governmental agencies and private parties. We are now, and may in the future be, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, which may result in our payment of significant amount of liabilities.

Future changes in environmental regulations may require us to make significant capital expenditures.

        Changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the United States Environmental Protection Agency, or "EPA," promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology, or "MACT," under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $28.9 million since September 7, 2002 in order to bring our Deer Park, Texas and Aragonite, Utah incineration facilities, which we then acquired as part of the CSD assets, and our Kimball, Nebraska facility into compliance with the MACT regulations. Prior to our acquisition in August 2006 of our additional incineration facility in El Dorado, Arkansas, as part of our purchase of all the membership interests in Teris LLC, Teris had spent in excess of $30 million in order to bring that facility into compliance with the MACT standards. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

        In late June 2009 the U.S. House of Representatives passed HR 2454, The American Clean Energy and Security Act of 2009 (also known as the Waxman/Markey Bill), which is now pending in the U.S. Senate. The bill as passed by the House does not impose any onerous provisions which would adversely affect our facilities, and includes some provisions which might be beneficial to our business of incinerating toxic materials. However, no assurances can be given that the final version of the bill, if enacted by the U.S. Congress and subsequently signed into law by the President, would not include provisions which could cause us to incur additional expenditures.

If our assumptions relating to expansion of our landfills should prove inaccurate, our results of operations and cash flow could be adversely affected.

        When we include the expansion airspace in our calculations of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure and landfill closure and post-closure. It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing and lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace. In addition, if our assumptions concerning the expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow.

Risks Particularly Affecting Our Energy and Industrial Services Business

A large portion of our energy and industrial services business is dependent on the oil and gas industry in Western Canada, and declines in oil and gas production in that region adversely affect our business.

        Our energy and industrial services business generates well over 50% of its total revenues from customers in the oil and gas industry operating in Western Canada, although a majority of the services which we provide to such customers relate to industrial maintenance and production which are less volatile than oil and gas exploration. We also provide significant services to customers in the oil and gas industry operating in the United States or internationally and to customers in other industries such as forestry, mining and manufacturing. However, a major portion of the total revenues of our energy and industrial services business remains dependent on customers in the oil and gas industry operating in Western Canada.

        Accordingly, declines in the general level of oil and gas production in Western Canada could potentially have in the future significant adverse effects on our total revenues and profitability. Such declines have recently been, and could in the future be, triggered by declines in the commodity prices for oil and gas. Such future declines could also be triggered by technological and regulatory changes and other changes in industry and worldwide economic and political conditions.

A significant part of our energy and industrial services business relates to the Alberta oil sands.

        Many of our major customers in the oil and gas industry operating in Western Canada conduct a significant portion of their operations in the Alberta oil sands. The Alberta oil sands contain large oil deposits, but extraction may involve significantly greater cost and environmental concerns than conventional oil drilling. While we believe our major involvement in the oil sands region will provide significant future growth opportunities, such involvement also increases the risk that our business will be adversely affected if future economic activity in the Alberta oil sands were to decline considerably. Major factors that could cause such a decline might include a prolonged decline in the commodity price of oil and gas, potential future changes in environmental restrictions and regulations, and technological and regulatory changes relating to production of oil from the oil sands. Due to the current downturn in worldwide economic conditions and a substantial decline in the commodity price of oil and gas, certain of our customers have delayed a number of large projects in the planning and early development phases within the oil sands region. In addition, customers are revisiting their operating budgets and challenging their suppliers to reduce costs and achieve better efficiencies in their work programs.

Our energy and industrial services business is subject to workforce availability.

        Our ability to provide high quality services to our customers is dependent upon our ability to attract and retain well-trained, experienced employees. The oil and gas services industry in Western Canada experienced in the past several years high demand for, and a corresponding shortage of, quality employees. Although the current downturn in the oil and gas industry has increased the pool of quality employees available to meet our customer commitments, any improvement of conditions in the oil and gas industry would likely increase competition for experienced employees.

If we are unable to successfully complete the integration of Eveready's business and operations into our business and operations and realize synergies in the expected time frame, our future results would be adversely affected.

        We substantially increased our energy and industrial services business through our acquisition of Eveready on July 31, 2009. Our integration of Eveready's business and operations into our business and operations has required and will continue to require implementation of appropriate operations, management and financial reporting systems and controls. The integration of Eveready has required and will continue to require the focused attention of our management teams, including a significant commitment of their time and resources. The success of the acquisition will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the respective businesses and operations of Clean Harbors and Eveready through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses and operations of Clean Harbors and Eveready must continue to be successfully combined.

        If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisition may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, as well as the disruption of our ongoing businesses, failure to implement the business plan for the combined businesses, unanticipated issues in integrating service offerings, logistics, information, communications and other systems, or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with customers and employees and to achieve the anticipated benefits of the acquisition.

Our acquisition of Eveready may expose us to unknown liabilities.

        Because we acquired all of Eveready's outstanding common shares, our investment in Eveready is subject to all of Eveready's liabilities other than Eveready's debt which we paid either at the time of the acquisition or shortly thereafter upon our issuance of the notes. If there are unknown Eveready obligations, including contingent liabilities, our business could be materially and adversely affected. We may learn additional information about Eveready's business that adversely affects us, such as unknown liabilities or issues relating to internal controls over financial reporting or that could affect our ability to comply with the Sarbanes-Oxley Act or other applicable laws. As a result, our acquisition of Eveready might not be successful.

Risks Relating to Our Level of Debt and the Notes

Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations under the notes.

        As of December 31, 2009, after giving effect to our (i) acquisition of Eveready on July 31, 2009, (ii) sale of the notes on August 14, 2009, (iii) repayment between July 24 and August 14, 2009 of substantially all of our and Eveready's then outstanding debt (other than certain capital leases) using a portion of our available cash and the net proceeds from the sale of the notes, and (iv) payment of related fees and expenses, we had outstanding $292.4 million of debt and $88.7 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

  •
  adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes or to repurchase the notes from holders upon any change of control;

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

        Although the agreements governing our new revolving credit facility and the indenture governing the notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional amount of indebtedness which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available as of December 31, 2009 under our new revolving credit facility up to an additional approximately $31.3 million for purposes of future borrowings and letters of credit. In addition, the indenture governing the notes would also allow us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute "indebtedness" as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks will increase.

Servicing our debt, including the notes, any revolving loans and capital leases, and paying our letter of credit fee obligations, will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

        Our ability to make scheduled payments of principal or interest with respect to our debt, including the notes, any revolving loans and our capital leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and on our future financial results. Our ability to generate cash depends on, among other factors, the demand for our services, which is subject to market conditions in the environmental, energy and industrial services industries, the occurrence of events requiring major remedial projects, changes in government environmental regulation, general economic conditions, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. Our operations may not generate sufficient cash flow, and future borrowings may not be available under our new revolving credit facility or otherwise, in an amount sufficient to enable us to pay our debt and the fee obligations respecting our letters of credit, or to fund our other liquidity needs.

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

        The instruments governing certain of our debt, including the indenture governing the notes and our new revolving credit facility, also contain cross-default provisions. Under these provisions, a default under one instrument governing our debt may constitute a default under our other debt instruments that contain cross-default provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

Risks Relating to Certain Anti-Takeover Provisions

        Sections 8.06 and 7.02 of the Massachusetts Business Corporation Act provide that Massachusetts corporations which are publicly-held must have a staggered board of directors and that written demand by holders of at least 40% of the outstanding shares of each relevant voting group of stockholders is required for stockholders to call a special meeting unless such corporations take certain actions to affirmatively "opt-out" of such requirements. In accordance with these provisions, our By-Laws provide for a staggered Board of Directors which consists of three classes of directors of which one class is elected each year for a three-year term, and require that written application by holders of at least 25% (which is less than the 40% which would otherwise be applicable without such a specific provision in our By-Laws) of our outstanding shares of common stock is required for stockholders to call a special meeting. In addition, our By-Laws prohibit the removal by the stockholders of a director except for cause. These provisions could inhibit a takeover of our company by restricting stockholders action to replace the existing directors or approve other actions which a party seeking to acquire us might propose. A takeover transaction would frequently afford stockholders an opportunity to sell their shares at a premium over then market prices.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal executive office is in Norwell, Massachusetts where approximately 104,000 square feet is leased under arrangements expiring in 2022. There are also regional administrative offices in South Carolina and Alberta, Canada. We own or lease property in 36 U.S. states, seven Canadian provinces, Puerto Rico, Bulgaria, China, Mexico, Singapore, Sweden, Thailand and the United Kingdom.

        Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and TSDFs), vehicles and equipment (including environmental remediation equipment). We have 52 active permitted hazardous waste or nonhazardous waste management properties, and 145 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in our Technical Services segment.

        Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2009 regarding our properties. Substantially all of our owned operating properties are mortgaged as collateral for our loans.

Hazardous Waste Management Properties

        Included in our 52 active hazardous waste management properties are six incineration locations, nine commercial landfills, seven wastewater treatment plants, 20 TSDFs, two solvent recycling facilities and eight facilities which specialize in PCB management, oil and used oil products recycling. Some of our properties offer multiple capabilities. As described below under "Inactive Facilities," and "Asset Held for Sale," we also own 11 closed or inactive facilities and one facility acquired as part of our acquisition of Eveready which we have agreed to divest.

        Incinerators.    We own six operating incineration facilities containing a total of nine incinerators as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2009
Arkansas	2	95,072	94.4%
Nebraska	1	58,808	71.9%
Utah	1	66,815	73.0%
Texas	3	165,500	90.0%
Ontario, Canada	1	93,695	91.8%
Quebec, Canada	1	71,650	82.4%

	9	551,540	86.1%

        Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate two hazardous waste liquid injection incinerators.

        Landfills.    In the United States and Canada, we operate nine commercial landfills as described in the following table, which excludes the Pembina Area Landfill (described below under "Asset Held for Sale") which Eveready owned and operated but which we have agreed to divest:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	11,606	39 and 64
Colorado	1	845	34
North Dakota	1	1,045	42
Oklahoma	1	873	8
Texas	1	1,085	22
Utah	1	1,597	17
Alberta, Canada	1	1,281	20
Ontario, Canada	1	6,567	46

	9	24,899

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

        Wastewater Treatment Plants.    We operate seven facilities that offer a range of wastewater treatment technologies and customer services, as follows:

	# of Facilities	Owned	Leased
Connecticut	1	1	—
Louisiana	2	1	1
Ohio	1	1	—
Tennessee	1	1	—
Alberta, Canada	1	—	1
Ontario, Canada	1	1	—

	7	5	2

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

        These facilities are the most significant properties relating to our Field Services segment.

        Solvent Recycling Operations.    We own two facilities specializing in solvent recovery management in Illinois and Ohio, and also have one solvent recycling operation adjacent to our incineration facility in El Dorado, Arkansas.

Other Facilities and Properties

        Service Centers and Satellite Locations.    We operate 145 additional service centers and satellite or support locations of which 19 are owned and 126 are leased.

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

        Asset Held for Sale.    In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready's Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. The Pembina Area Landfill consists of a landfill facility and an administrative office.

ITEM 3.    LEGAL PROCEEDINGS

        See Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of legal proceedings.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2009	High	Low
First Quarter	$65.18	$40.90
Second Quarter	57.95	45.71
Third Quarter	61.63	48.87
Fourth Quarter	61.28	52.80

2008	High	Low
First Quarter	$67.58	$49.67
Second Quarter	77.79	61.76
Third Quarter	82.99	63.62
Fourth Quarter	67.45	44.11

        On February 25, 2010, the closing price of our common stock on the New York Stock Exchange was $56.02 and there were 443 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. We estimate that approximately 15,000 additional stockholders beneficially held the shares in street name on that date.

        We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement prohibits, and our indenture restricts, us from paying cash dividends on our common stock. See "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

        The following graph compares the five-year return from investing $100 in each of our common stock, the NASDAQ Market Index, the NYSE Market Index, and an index of environmental services companies (custom peer group) compiled by CoreData. Our common stock commenced trading on the New York Stock Exchange on December 15, 2008, and therefore both the NASDAQ Market Index and the NYSE Market Index are used as comparable indices. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2004, when our common stock closed at $15.09 per share.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NASDAQ MARKET INDEX, NYSE MARKET INDEX, AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

Securities Authorized For Issuance Under Equity Compensation Plans

        See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 31, 2009, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

        The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report and in the annual reports we previously filed with the SEC. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$1,074,220	$1,030,713	$946,917	$829,809	$711,170
Cost of revenues (exclusive of items shown separately below)	753,483	707,820	664,440	584,835	512,582
Selling, general and administrative expenses	163,157	159,674	149,180	125,039	108,312
Accretion of environmental liabilities	10,617	10,776	10,447	10,220	10,384
Depreciation and amortization	64,898	44,471	37,590	35,339	28,633
Income from operations	82,065	107,972	85,260	74,376	51,259
Other (expense) income	259	(119)	135	(447)	611
Loss on early extinguishment of debt	(4,853)	(5,473)	—	(8,529)	—
Interest expense, net	(15,999)	(8,403)	(13,157)	(12,447)	(22,754)

Income from continuing operations before provision for income taxes and equity interest in joint venture	61,472	93,977	72,238	52,953	29,116
Provision for income taxes(1)	26,225	36,491	28,040	6,339	3,495
Equity interest in joint venture	—	—	—	(61)	—

Income from continuing operations	35,247	57,486	44,198	46,675	25,621
Income from discontinued operations, net of tax	1,439	—	—	—	—

Net income	36,686	57,486	44,198	46,675	25,621
Dividends on Series B preferred stock	—	—	206	276	279

Net income attributable to common stockholders	$36,686	$57,486	$43,992	$46,399	$25,342

Basic earnings attributable to common stockholders(2)	$1.48	$2.56	$2.22	$2.38	$1.62

Diluted earnings attributable to common stockholders(2)	$1.47	$2.51	$2.14	$2.26	$1.45

Cash Flow Data:
Net cash from operating activities	$93,270	$109,590	$79,995	$61,382	$29,667
Net cash from investing activities	(118,391)	(84,515)	(42,791)	(98,885)	(3,509)
Net cash from financing activities	3,584	116,795	2,724	(20,330)	75,023
Other Financial Data:
Adjusted EBITDA(3)	$157,580	$163,219	$133,297	$119,935	$90,276

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Working capital	$386,930	$307,679	$169,585	$124,465	$100,354
Goodwill	56,085	24,578	21,572	19,032	19,032
Total assets	1,401,068	898,336	769,888	670,808	614,364
Long-term obligations (including current portion)(4)	301,271	53,630	123,483	124,561	154,291
Stockholders' equity(2)	613,825	429,045	202,897	173,186	115,658

(1)
For fiscal year 2006, the provision includes a reversal of $14.1 million of the valuation allowance.

(2)
We issued: (i) 0.4 million shares of common stock in February 2005 upon cashless exercise of previously outstanding warrants; (ii) 1.6 million shares of common stock in October 2005 upon exercise of previously outstanding warrants for an aggregate of $12.5 million; (iii) 2.3 million shares of common stock in December 2005 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $60.2 million; (iv) 0.4 million shares of common stock in December 2007 upon exercise of previously outstanding warrants for an aggregate of $1.2 million and conversion of previously outstanding shares of Series B preferred stock; (v) 2.875 million shares of common stock in April 2008 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $173.5 million; and (vi) 2.4 million shares of common stock in July 2009 to the former holders of Eveready common shares as partial consideration for our acquisition of Eveready.

(3)
For all periods presented, "Adjusted EBITDA" consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. We also exclude loss on early extinguishment of debt, equity interest in joint venture, other (income) expense, and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. See below for a reconciliation of Adjusted EBITDA to both net income and net cash provided by operating activities for the specified periods. Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

We use Adjusted EBITDA to enhance our understanding of our core operating performance, which represents our views concerning our performance in the ordinary, ongoing and customary course of our operations. We historically have found it helpful, and believe that investors have found it helpful, to consider an operating measure that excludes expenses such as debt extinguishment and related costs relating to transactions not reflective of our core operations.

The information about our core operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our board of directors and discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, largely because we believe that this measure is indicative of the how the fundamental business is performing and is being managed.

We also provide information relating to our Adjusted EBITDA so that analysts, investors and other interested persons have the same data that we use to assess our core operating performance. We believe that Adjusted EBITDA should be viewed only as a supplement to the GAAP financial information. We also believe, however, that providing this information in addition to, and together with, GAAP financial information permits the foregoing persons to obtain a better understanding of our core operating performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance on a standalone and a comparative basis.

The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net income	$36,686	$57,486	$44,198	$46,675	$25,621
Accretion of environmental liabilities	10,617	10,776	10,447	10,220	10,384
Depreciation and amortization	64,898	44,471	37,590	35,339	28,633
Loss on early extinguishment of debt	4,853	5,473	—	8,529	—
Interest expense, net	15,999	8,403	13,157	12,447	22,754
Equity interest in joint venture	—	—	—	(61)	—
Provision for income taxes	26,225	36,491	28,040	6,339	3,495
Other (income) expense	(259)	119	(135)	447	(611)
Income from discontinued operations, net of tax	(1,439)	—	—	—	—

Adjusted EBITDA	$157,580	$163,219	$133,297	$119,935	$90,276

The following reconciles Adjusted EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Adjusted EBITDA	$157,580	$163,219	$133,297	$119,935	$90,276
Interest expense, net	(15,999)	(8,403)	(13,157)	(12,447)	(22,754)
Provision for income taxes	(26,225)	(36,491)	(28,040)	(6,339)	(3,495)
Income from discontinued operations, net of tax	1,439	—	—	—	—
Allowance for doubtful accounts	1,006	267	(418)	88	(105)
Amortization of deferred financing costs and debt discount	1,997	1,915	1,940	1,616	1,669
Change in environmental liability estimates	(4,657)	(2,047)	597	(9,582)	(11,265)
Deferred income taxes	4,830	3,197	(7,492)	(6,385)	(1,242)
Stock-based compensation	968	3,565	4,799	3,387	56
Excess tax benefit of stock-based compensation	(481)	(3,504)	(6,386)	(5,239)	—
Income tax benefits related to stock option exercises	474	3,534	6,427	5,399	408
Impairment of assets held for sale	—	—	—	—	281
Gain on sale of fixed assets	—	—	—	—	(26)
Prepayment penalty on early extinguishment of debt	(3,002)	(3,552)	—	(6,146)	—
Environmental expenditures	(8,617)	(14,268)	(6,511)	(7,605)	(7,243)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(11,429)	17,221	(19,142)	(5,000)	(25,983)
Other current assets	1,093	5,529	(2,693)	(11,092)	(686)
Accounts payable	5,050	(17,763)	(4,603)	(4,674)	(804)
Other current liabilities	(10,757)	(2,829)	21,377	5,466	10,580

Net cash provided by operating activities	$93,270	$109,590	$79,995	$61,382	$29,667

(4)
Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities and capital lease obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Management's Discussion and Analysis contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report entitled Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by us during 2010.

Overview

        We are a leading provider of environmental, energy and industrial services throughout North America. We serve over 50,000 customers, including a majority of Fortune 500 companies, thousands of smaller private entities and numerous federal, state, provincial and local governmental agencies. We have more than 175 locations, including over 50 waste management facilities, throughout North America in 36 U.S. states, seven Canadian provinces, Mexico and Puerto Rico. We also operate international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom.

        In connection with the closing of our acquisition of Eveready on July 31, 2009, we re-aligned and expanded our reportable segments. This new structure reflects the way management makes operating decisions and manages the growth and profitability of our business. The amounts presented for all prior periods in the discussion and analysis have been recast to reflect the impact of such changes. Under the new structure, we report the business in four operating segments, including:

  •
  Technical Services—provide a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company-owned incineration, landfill, wastewater, and other treatment facilities.

  •
  Field Services—provide a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

  •
  Industrial Services—provide industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, pulp and paper mills, and other industrial facilities.

  •
  Exploration Services—provide exploration and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

        During the third quarter of 2009, we completed the Eveready acquisition and integrated Eveready's operations with our existing systems and processes. Eveready is a Canadian-based company that provides industrial maintenance and production, lodging and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries. We expect the acquisition to extend our capabilities in both the environmental and industrial services marketplace, providing cross-selling opportunities for the combined organization and significantly broadening our presence throughout Canada.

        The purchase price of the acquisition totaled $410 million and included the issuance of 2.4 million shares of our common stock, assumption of $237 million of Eveready debt, and a cash payment of $56 million to the former Eveready shareholders. The acquisition was announced in April 2009, and as a condition to the approval of the acquisition by the Canadian Commissioner of Competition we agreed to divest Eveready's Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region.

        In connection with our acquisition of Eveready, we were required to obtain waivers from the lenders under our and Eveready's respective then existing credit agreements to allow for the completion of the acquisition and the repayment of Eveready's then outstanding 7% convertible subordinated debentures, and also concurrently with or following the acquisition to secure financing sufficient to pay off or restructure substantially all of the then remaining Eveready indebtedness. We obtained the necessary waivers prior to the closing of the acquisition and subsequently met the financing requirement on August 14, 2009 by issuing $300.0 million principal amount of 7 5/8% senior secured notes for net proceeds of $292.1 million. We used most of the net proceeds of the offering to repay and terminate substantially all of the then outstanding Eveready debt (other than certain capital leases) assumed in connection with the acquisition and to pay related fees and expenses.

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, deferred revenue, allowance for doubtful accounts, accounting for landfills, non-landfill closure and post-closure liabilities, remedial liabilities, testing goodwill for impairment, permits and other intangible assets, insurance expense, legal matters, and provision for income taxes. Our management reviews critical accounting estimates with the Audit Committee of our Board of Directors on an ongoing basis and as needed prior to the release of our annual financial statements. Also see Note 2, "Significant Accounting Policies," in Part II, Item 8. "Financial Statements and Supplementary Data," of this Form 10-K annual report, which discusses the significant assumptions used in applying our accounting policies.

        Revenue Allowance.    Due to the nature of our business and the complex invoices that result from the services we provide, customers may withhold payments and attempt to renegotiate amounts invoiced. In addition, for some of the services we provide, our invoices are based on quotes that can either generate credits or debits when the actual revenue amount is known. Based on our industry knowledge and historical trends, we record a revenue allowance accordingly. This practice causes the volume of activity flowing through the revenue allowance during the year to be higher than the balance at the end of the year. Increases in overall sales volumes and the expansion of our customer base in recent years have also increased the volume of additions and deductions to the allowance during the year, as well as increased the amount of the allowance at the end of the year.

        Our revenue allowance is intended to cover the net amount of revenue adjustments that may need to be credited to customers' accounts in future periods. We determine the appropriate total revenue allowance by evaluating the following factors on a customer-by-customer basis as well as on a consolidated level: historical collection trends, age of outstanding receivables, existing economic conditions and other information as deemed applicable. Revenue allowance estimates can differ materially from the actual adjustments, but historically our revenue allowance has been sufficient to cover the net amount of the reserve adjustments issued in subsequent reporting periods.

        Deferred Revenue.    As is the customary practice in the environmental services industry, we submit a bill for services shortly after waste is collected from a customer location and prior to completion of the waste disposal process. We recognize revenue for waste disposal services only when the waste is placed into a landfill, incinerated, treated in a wastewater treatment facility, or shipped to a third party for disposal. Deferred revenue, representing amounts invoiced to customers for waste not yet processed, stated on our balance sheet as of December 31, 2009 was $21.2 million.

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

        Accounting for Landfills.    We amortize landfill improvements and certain landfill-related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. We also utilize the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as discussed below, we include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill.

            Landfill Assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are amortized under the units-of-consumption method such that the asset is completely amortized when the landfill ceases accepting waste.

            Landfill Capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. Management applies the following criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a basis to evaluate the likelihood of success of unpermitted expansions:

  •
  Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

  •
  Management expects to submit the application within the next year and to receive all necessary approvals to accept waste within the next five years.

  •
  At the time the expansion is included in management's estimate of the landfill's useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located.

  •
  The Company or other owner of the landfill has a legal right to use or obtain the right to use the land associated with the expansion plan.

  •
  There are no significant known political, technical, legal or business restrictions or other issues that could impair the success of such expansion.

  •
  A financial feasibility analysis has been completed and the results demonstrate that the expansion will have a positive financial and operational impact such that management is committed to pursuing the expansion.

  •
  Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

        Exceptions to the criteria set forth above are approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of our Board of Directors. As of December 31, 2009, there were three unpermitted expansions at two locations included in management's landfill calculation, which represented 29.4% of our remaining airspace at that date. As of December 31, 2009, none of these unpermitted expansions were considered exceptions to management's established criteria described above. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.

            Landfill Final Closure and Post-Closure Liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2009 and 2008 was $28.1 million and $25.3 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities at least every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.

        Final closure costs are the costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state or provincial regulatory agency. These costs generally include the costs required to cap the final cell of the landfill (if not included in cell closure), to dismantle certain structures for landfills and other landfill improvements and regulation-mandated groundwater monitoring, and for leachate management. Post-closure costs involve the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. These costs generally include groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations are fully accrued at the date the landfill discontinues accepting waste.

        Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2009 and 2008 was $7.7 million and $7.4 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.

        Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2009 and 2008 was $145.5 million and $145.9 million, respectively. See Note 9, "Remedial Liabilities," to our consolidated financial statements for the three years ended December 31, 2009, for the changes to the remedial liabilities during the years ended December 31, 2009 and 2008. Remedial liabilities are obligations to investigate, alleviate or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Legal, Superfund, Long-term Maintenance and One-Time Projects. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third party. As described in Note 18, "Commitments and Contingencies," to our consolidated financial statements for the three years ended December 31, 2009, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division of Safety-Kleen Corp. Long-term Maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

        Amounts recorded related to the costs required to remediate a location are determined by internal engineers and operational personnel and incorporate input from external third parties. The estimates consider such factors as the nature and extent of environmental contamination (if any); the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; the cost of performing anticipated cleanup activities based upon current technology; and in the case of Superfund and other sites where other parties will also be responsible for a portion of the clean up costs, the likely allocation of such costs and the ability of such other parties to pay their share. Each quarter, our management discusses if any events have occurred or milestones have been met that would warrant the creation of a new remedial liability or the revision of an existing remedial liability. Such events or milestones include identification and verification as a PRP, receipt of a unilateral administrative order under Superfund or requirement for RCRA interim corrective measures, completion of the feasibility study under Superfund or the corrective measures study under RCRA, new or modifications to existing permits, changes in property use, or a change in the market price of a significant cost item. Remedial liabilities are inherently difficult to estimate and there is a risk that the actual quantities of contaminants could differ from the results of the site investigation, which could materially impact the amount of our liability. It is also possible that chosen methods of remedial solutions will not be successful and funds will be required for alternative solutions.

        Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. With the exception of remedial liabilities assumed as part of an acquisition that are measured at fair value, our experience has been that the timing of payments for remedial liabilities is usually not estimable and therefore the amounts of remedial liabilities are generally not discounted.

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

        Our management assesses impairment by comparing the fair value of each reporting unit to the carrying value of the net assets assigned to each reporting unit, including goodwill. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test would be performed to measure the amount of impairment loss.

        The fair value of the reporting units is determined based on a discounted cash flow analysis and compared to guideline companies and comparable transactions for reasonableness. Significant judgments are inherent in these analyses and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. We believe that the assumptions used in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The impairment analysis performed during the year ended December 31, 2009, utilized 2010 annual budgeted amounts. The discount rate assumptions were based on an assessment of our weighted average cost of capital. As part of the analysis, we compared the aggregate implied fair value of our five reporting units to our market capitalization at December 31, 2009 and assessed for reasonableness.

        We did not record an impairment charge as a result of our goodwill impairment test in 2009. The fair value significantly exceeds the carry value of our Field Services and Technical Services reporting units. Because we assigned net assets at fair value as of July 31, 2009 to the Industrial Services and Exploration Services reporting units, the fair value closely approximates the carrying value of these recently created reporting units. There can be no assurance that goodwill will not be impaired at any time in the future.

        Permits and Other Intangible Assets.    Our long-lived assets, including permits, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period that the events or changes in circumstances that indicated the carrying value of the assets may not be recoverable occurred.

        Insurance Expense.    It is our policy to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general and vehicle liability. The insurance accruals are based on claims filed and estimates of claims not reported and are developed by management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are driven by historical claims data and industry information. Significant changes in the frequency or amount of claims as compared to our historical information could materially affect our self-insurance liabilities. Actual expenditures required in future periods can differ materially from accruals established based on estimates.

        Legal Matters.    As described in Note 18, "Commitments and Contingencies," to the financial statements included in Item 8, "Financial Statements and Supplemental Data," we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2009, we had reserves of $28.8 million (substantially all of which we had established as part of the purchase price for the CSD assets and are included in the $181.3 million accrued environmental liabilities as of December 31, 2009 for closure, post closure and remediation, as described above) relating to our potential liabilities in connection with such legal proceedings which were then pending or anticipated. We also estimate that it is "reasonably possible," as that term is defined ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $4.7 million more. Actual expenses incurred in future periods could differ materially from accruals established.

        Provision for Income Taxes.    We account for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income taxes. We have established a valuation allowance when, based on an evaluation of objective verifiable evidence, we believe it is more likely than not that some portion or all of deferred tax assets will not be realized.

        A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. We record interest and penalties on these uncertain tax positions as applicable. We record interest and penalties related to income tax matters as a component of income tax expense.

Results of Operations

        The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data," of this report.

	Percentage of Total Revenues Year Ended December 31,
	2009	2008	2007	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	70.2	68.7	70.1	70.4	72.1
Selling, general and administrative expenses	15.2	15.5	15.8	15.1	15.2
Accretion of environmental liabilities	1.0	1.0	1.1	1.2	1.5
Depreciation and amortization	6.0	4.3	4.0	4.3	4.0

Income from operations	7.6	10.5	9.0	9.0	7.2
Other income (expense)	—	—	—	(0.1)	0.1
Loss on early extinguishment of debt	(0.4)	(0.5)	—	(1.0)	—
Interest (expense) net	(1.5)	(0.8)	(1.4)	(1.5)	(3.2)

Income from continuing operations before provision for income taxes	5.7	9.2	7.6	6.4	4.1
Provision for income taxes	2.4	3.6	2.9	0.8	0.5

Income from continuing operations	3.3	5.6	4.7	5.6	3.6
Income from discontinued operations, net of tax	0.1	—	—	—	—

Net income	3.4%	5.6%	4.7%	5.6%	3.6%

Segment data

        Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and compare Adjusted EBITDA contribution by operating segment for the years ended December 31, 2009 and 2008 and the years ended December 31, 2008 and 2007. See footnote 3 under Item 6, "Selected Financial Data," for a description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to that segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Direct revenue is the revenue allocated to the segment performing the provided service. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment's Adjusted EBITDA contribution. In connection with the Eveready acquisition on July 31, 2009, amounts presented for prior periods have been recast to reflect the changes made to our segment presentation as a result of the changes we then made in how we manage our business. This table and subsequent discussions should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," of this report and in particular Note 19, "Segment Reporting," to such financial statements.

Year ended December 31, 2009 versus Year ended December 31, 2008

	Summary of Operations (in thousands)
	December 31,
	2009	2008	$ Change	% Change
Direct Revenues:
Technical Services	$672,969	$734,940	$(61,971)	(8.4)%
Field Services	202,745	258,431	(55,686)	(21.5)
Industrial Services	181,826	39,509	142,317	360.2
Exploration Services	18,392	—	18,392	—
Corporate Items	(1,712)	(2,167)	455	(21.0)

Total	1,074,220	1,030,713	43,507	4.2

Cost of Revenues (exclusive of certain items shown separately)(1):
Technical Services	430,743	483,789	(53,046)	(11.0)
Field Services	155,834	193,662	(37,828)	(19.5)
Industrial Services	145,838	27,971	117,867	421.4
Exploration Services	16,147	—	16,147	—
Corporate Items	4,921	2,398	2,523	105.3

Total	753,483	707,820	45,663	6.5

Selling, General & Administrative Expenses:
Technical Services	64,543	64,675	(132)	(0.2)
Field Services	22,473	27,653	(5,180)	(18.7)
Industrial Services	15,358	2,550	12,808	502.2
Exploration Services	1,622	—	1,622	—
Corporate Items	59,161	64,796	(5,635)	(8.7)

Total	163,157	159,674	3,483	2.2

Adjusted EBITDA(2):
Technical Services	177,683	186,476	(8,793)	(4.7)
Field Services	24,438	37,116	(12,678)	(34.1)
Industrial Services	20,630	8,988	11,642	129.5
Exploration Services	623	—	623	—
Corporate Items	(65,794)	(69,361)	3,567	(5.1)

Total	$157,580	$163,219	$(5,639)	(3.5)%

(1)
Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
See footnote 3 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Revenues

        Technical Services revenues decreased 8.4%, or $62.0 million, for the year ended December 31, 2009 from the comparable period in 2008 primarily due to reductions in volumes being processed through our facilities network ($45.8 million) and the weakening Canadian dollar ($7.7 million). These decreases were partially offset by revenues generated by the two solvent recycling facilities acquired in March 2008, changes in product mix and pricing ($5.3 million) and increases in incinerator and landfill volumes ($12.7 million). The remainder of the total decrease was attributable to reductions in base business and reduced fuel recovery fees.

        Field Services revenues decreased 21.5%, or $55.7 million, for the year ended December 31, 2009 from the comparable period in 2008 due primarily to a decline in base business, a reduction in the volume of long-term project business ($10.3 million), declines in oil pricing ($9.8 million), a reduction in event related revenues ($9.7 million), a decrease in large remedial project business ($7.7 million) and the weakening of the Canadian dollar ($0.9 million).

        The increases in Industrial Services and Exploration Services revenues for the year ended December 31, 2009 were primarily due to our acquisition of Eveready on July 31, 2009.

        There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the current economic slowdown, the effects of unseasonable weather conditions, the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, the reduced level of emergency response projects, competitive industry pricing, and the effects of lower fuel prices on our fuel recovery fee.

Cost of Revenues

        Technical Services costs of revenues decreased 11.0%, or $53.0 million, for the year ended December 31, 2009 from the comparable period in 2008 primarily due to reductions in outside disposal and transportation costs ($11.0 million), salary and labor expenses ($10.6 million), fuel costs ($9.5 million), costs of materials, supplies, and equipment rentals ($5.7 million), utility costs ($4.6 million), subcontractor and temporary fees ($4.2 million), and the weakening of the Canadian dollar ($4.2 million).

        Field Services costs of revenues decreased 19.5%, or $37.8 million, for the year ended December 31, 2009 from the comparable period in 2008 primarily due to decreases in outside transportation and disposal costs ($9.8 million), subcontractor and temporary fees ($6.3 million), labor and related expenses ($5.1 million), fuel charges ($4.4 million), material and supply costs ($2.7 million), materials for reclaim or resale ($4.2 million), travel expenses ($2.2 million), and the weakening of the Canadian dollar ($0.7 million). The decrease in outside transportation and disposal costs was partially attributable to Company-wide initiatives to maximize the utilization of Company owned resources.

        The increases in Industrial Services and Exploration Services cost of revenues for the year ended December 31, 2009 were primarily due to our acquisition of Eveready on July 31, 2009.

        Corporate Items costs of revenues increased $2.5 million for the year ended December 31, 2009 from the comparable period in 2008 primarily due to increases in health insurance related costs.

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

Selling, General and Administrative Expenses

        Technical Services selling, general and administrative expenses decreased 0.2% or $0.1 million for the year ended December 31, 2009 from the comparable period in 2008 primarily due to reductions in salaries, commissions and bonuses ($2.5 million), partially offset by year-over-year unfavorable changes in environmental liability estimates ($2.4 million) resulting from a benefit recorded in 2008 of $2.3 million compared to an expense recorded in 2009 of $0.1 million.

        Field Services selling, general and administrative expenses decreased 18.7%, or $5.2 million, for the year ended December 31, 2009 from the comparable period in 2008 primarily due to reductions in commissions and bonuses.

        The increases in Industrial Services and Exploration Services selling, general and administrative expenses for the year ended December 31, 2009 were primarily due to our acquisition of Eveready on July 31, 2009.

        Corporate Items selling, general and administrative expenses decreased $5.6 million, primarily due to a reduction in stock-based compensation and bonuses ($7.3 million), legal fees ($3.9 million), salaries ($2.6 million) which included a year-over-year reduction of $1.8 million for severance costs, and year-over-year favorable changes in environmental liability estimates ($4.3 million). These decreases were partially offset by increases in year-over-year acquisition related costs ($6.6 million), health insurance related costs ($1.8 million) and the impact on our balance sheet of the weakening Canadian dollar ($4.1 million).

Depreciation and Amortization

	Year Ended December 31, (in thousands)
	2009	2008
Depreciation of fixed assets	$50,428	$33,438
Landfill and other amortization	14,470	11,033

Total depreciation and amortization	$64,898	$44,471

        Depreciation and amortization increased 45.9%, or $20.4 million for the year ended December 31, 2009 compared to the same period in 2008. Depreciation of fixed assets increased primarily due to our acquisition of Eveready on July 31, 2009 and other increased capital expenditures in recent periods. Landfill and other amortization increased 31.2%, primarily due to the increase in other intangibles resulting from the acquisition of Eveready as well as increases in landfill volumes and landfill cell amortization rates.

Interest Expense, Net

	Year Ended December 31, (in thousands)
	2009	2008
Interest expense	$16,824	$13,497
Interest income	(825)	(5,094)

Interest expense, net	$15,999	$8,403

        Interest expense, net increased 90.4%, or $7.6 million for the year ended December 31, 2009 compared to the same period in 2008. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009 and the refinancing of our revolving credit facility. The reduction of interest income in the same period was primarily due to a reduction in the interest rates being earned on our cash and cash equivalents balances.

Year ended December 31, 2008 versus Year ended December 31, 2007

	Summary of Operations (in thousands)
	December 31,
	2008	2007	$ Change	% Change
Direct Revenues:
Technical Services	$734,940	$694,361	$40,579	5.8%
Field Services	258,431	215,931	42,500	19.7
Industrial Services	39,509	37,736	1,773	4.7
Exploration Services	—	—	—	—
Corporate Items	(2,167)	(1,111)	(1,056)	95.0

Total	1,030,713	946,917	83,796	8.8

Cost of Revenues (exclusive of certain items shown separately)(1):
Technical Services	483,789	468,469	15,320	3.3
Field Services	193,662	161,504	32,158	19.9
Industrial Services	27,971	28,707	(736)	(2.6)
Exploration Services	—	—	—	—
Corporate Items	2,398	5,760	(3,362)	(58.4)

Total	707,820	664,440	43,380	6.5

Selling, General & Administrative Expenses:
Technical Services	64,675	62,487	2,188	3.5
Field Services	27,653	19,597	8,056	41.1
Industrial Services	2,550	3,439	(889)	(25.9)
Exploration Services	—	—	—	—
Corporate Items	64,796	63,657	1,139	1.8

Total	159,674	149,180	10,494	7.0

Adjusted EBITDA(2):
Technical Services	186,476	163,405	23,071	14.1
Field Services	37,116	34,830	2,286	6.6
Industrial Services	8,988	5,590	3,398	60.8
Exploration Services	—	—	—	—
Corporate Items	(69,361)	(70,528)	1,167	(1.7)

Total	$163,219	$133,297	$29,922	22.4%

(1)
Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
See footnote 3 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Revenues

        Technical Services revenues increased 5.8%, or $40.6 million, in the year ended December 31, 2008 from the comparable period in 2007 due to increases in pricing ($38.9 million), new business, increases in fuel recovery fees, stronger performance in the transportation and disposal business lines, and the strengthening of the Canadian dollar ($0.9 million), partially offset by a nationwide reduction in landfill volumes ($15.8 million). The revenue growth from new business was generated primarily from the 2008 acquisitions of two solvent recycling facilities ($9.8 million), and the 2007 Romic acquisition which contributed to the overall growth in some of our Western locations ($7.1 million).

        Field Services revenues increased 19.7%, or $42.5 million, in the year ended December 31, 2008 from the comparable period in 2007 due to several significant emergency response projects ($8.8 million), an increase in large remedial project business ($8.1 million), an increase in the volume of long-term project business ($6.7 million), growth in base business ($16.2 million), pricing increases, and new business. The new business reflected primarily increases in services for existing customers and the effect of the Universal Environmental acquisition.

        Industrial Services revenues increased 4.7%, or $1.8 million, in the year ended December 31, 2008 from the comparable period in 2007, primarily due to increased project work.

        Corporate Items revenues decreased 95.0%, or $1.1 million, in the year ended December 31, 2008 from the comparable period in 2007 resulting primarily from ceasing to charge Technical Services and Field Services for internal regulatory training in 2008 ($0.5 million) and increased use of internal resources to remediate environmental liabilities ($0.5 million). These increases were largely offset by compensating decreases in external costs (see the Cost of Revenues section below).

Cost of Revenues

        Technical Services costs of revenues increased 3.3%, or $15.3 million, in the year ended December 31, 2008 from the comparable period in 2007 due primarily to higher vehicle and fuel related costs ($10.4 million), labor expenses ($6.6 million), utilities ($3.8 million), materials for reclaim or resale ($1.7 million) and the strengthening of the Canadian dollar ($0.5 million). These increases were partially offset by a decrease in outside transportation costs ($10.0 million).

        Field Services costs of revenues increased 19.9%, or $32.2 million, in the year ended December 31, 2008 from the comparable period in 2007 primarily due to increases in labor ($8.7 million), vehicle and fuel ($6.0 million), outside transportation and disposal ($3.9 million), subcontractor ($3.9 million), materials and supplies ($2.1 million) and travel costs ($1.8 million). The increase in subcontractor costs was related to the increase in the size of emergency response projects. The increase in labor costs was attributable to business growth and the Universal Environmental acquisition.

        Industrial Services cost of revenues decreased 2.6%, or $0.7 million, in the year ended December 31, 2008 from the comparable period in 2007 primarily due to reductions in outside transportation and disposal costs ($1.1 million) and equipment rentals ($1.0 million), offset partially by increased labor expenses ($1.6 million).

        Corporate Items costs of revenues decreased 58.4%, or $3.4 million, in the year ended December 31, 2008 from the comparable period in 2007 due primarily to a reduction in insurance premiums and an increased allocation of centrally contracted insurance costs from the Corporate Items segment to Technical Services and Field Services ($1.8 million), lower costs associated with our inactive facilities ($0.8 million), increased internalization resulting in more internal costs being charged against environmental expenditures ($0.5 million), and other reduced costs ($0.3 million).

Selling, General and Administrative Expenses

        Technical Services selling, general and administrative expenses increased 3.5% or $2.2 million, in the year ended December 31, 2008 from the comparable period in 2007 primarily due to increases in salary and commissions, offset by a favorable change in environmental liability estimates ($1.7 million).

        Field Services selling, general and administrative expenses increased 41.1%, or $8.1 million, in the year ended December 31, 2008 from the comparable period in 2007 primarily due to increases in salary costs and incentive compensation. The increase in labor costs was due to our expansion in the West and Mid-West regions.

        Industrial Services selling, general and administrative expenses decreased 25.9%, or $0.9 million, in the year ended December 31, 2008 from the comparable period in 2007 primarily due to reductions in commissions and bonuses.

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

	Year Ended December 31, (in thousands)
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

Interest Expense, Net

	Year Ended December 31, (in thousands)
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

Loss on Early Extinguishment of Debt

        During the third quarter of 2009, we recorded a $4.9 million loss on the early extinguishment of debt for the repayment of the Company's $30.0 million term loan which was due in 2010, the Company's $23.7 million outstanding senior secured notes, and the Eveready credit facility assumed in connection with the acquisition. The loss included $0.7 and $2.2 million in prepayment penalties on the senior secured notes and Eveready credit facility, respectively, other fees of $0.2 million and non-cash expenses of $1.7 million and $0.1 million for unamortized financing costs and discount, respectively.

        On July 28, 2008, pursuant to a redemption notice delivered on June 25, 2008, we redeemed $50.0 million principal amount of outstanding senior secured notes, recognizing a $4.3 million loss on early extinguishment of debt for the year ended December 31, 2008. This loss consisted of a $2.8 million prepayment penalty and a write-off of the $1.1 million unamortized portion of financing costs and $0.4 million of unamortized discount on the redeemed notes.

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

Income from Discontinued Operations

        In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready's Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. The Pembina Area Landfill meets the held for sale criteria and therefore the fair value of its assets and liabilities less estimated costs to sell have been recorded as held for sale in our consolidated balance sheet and the net income is presented as income from discontinued operations on our consolidated statements of income at December 31, 2009. For the year ended December 31, 2009, the Pembina Area Landfill recorded $3.1 million of revenues which are included in the calculation of income from discontinued operations.

Income Taxes

        Our effective tax rate for fiscal years 2009, 2008, and 2007 was 42%, 39% and 39%, respectively. Our tax rate is affected by recurring items, such as tax rates in Canada and the relative amount of income we earn in Canada, which will change due to the acquisition of Eveready. In addition, the interest and penalties accrual for uncertain tax positions has a material impact on our rate. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the change in our U.S. federal income tax rate:

2009

  •
  A $4.2 million (6.6%) reduction resulting from rate differences between Canada and the U.S.

  •
  A $3.5 million (5.5%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

  •
  A $1.9 million (3.0%) increase resulting from non-deductible transaction costs relating to the 2009 acquisitions.

2008

  •
  A $4.8 million (5.1%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

  •
  A $4.5 million (4.8%) reduction resulting from rate differences between Canada and the U.S.

  •
  A $1.1 million (1.2%) reduction resulting from the release of interest and penalties of a Canadian tax reserve for which the statute expired.

  •
  A $1.0 million (1.1%) reduction resulting from a change in state deferred taxes.

2007

  •
  A $5.5 million (7.6%) increase resulting from annual calculation of interest and penalties for uncertain tax positions.

  •
  A $4.4 million (6.2%) reduction resulting from rate differences between Canada and the U.S.

  •
  A $1.9 million (2.7%) decrease resulting from an adjustment to prior year tax attributes.

  •
  A $0.8 million (1.0%) increase resulting from net Canadian withholding expense on interest payments.

        Income tax expense (including taxes on income from discontinued operations) for the year ended December 31, 2009 decreased $9.7 million to $26.8 million from $36.5 million for the comparable period in 2008, while income tax expense for the year ended December 31, 2008 increased $8.5 million to $36.5 million from $28.0 million for the comparable period in 2007. The change in income tax expense between years resulted primarily from changes in earnings.

        A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2009, we had a remaining valuation allowance of approximately $11.2 million. The allowance consists of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and $1.1 million of foreign net operating loss carryforwards. As of December 31, 2008, we had a remaining valuation allowance of approximately $10.8 million. The allowance consisted of $8.9 million of foreign tax credits and $1.9 million of state net operating loss carryforwards.

        Management's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of December 31, 2009 and 2008 included accrued interest and penalties of $28.0 million and $22.2 million, respectively. Tax expense for the years ended December 31, 2009, 2008 and 2007 included interest and penalties, net of federal benefit, of $3.5 million, $4.3 million and $5.5 million, respectively.

        In December 2007, the FASB issued ASC 805, Business Combinations ("ASC 805"), which was effective for financial statements issued for fiscal years beginning after December 15, 2008. Under the provisions of ASC 805, the future reversal of acquisition-related tax reserves of approximately $10.9 million as of December 31, 2009 will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets. If recognized, this will affect the annual effective income tax rate.

Liquidity and Capital Resources

        Highlights:

  •
  In February 2009, we acquired EnviroSORT Inc. for a purchase price of $9.6 million, including the assumption of $2.5 million of debt, which we paid off on the acquisition date.

  •
  On July 24, 2009, we repaid our then outstanding $30.0 million term note.

  •
  On July 31, 2009, we discharged our then outstanding $23.0 million of senior secured notes (plus a prepayment premium of $0.7 million and accrued interest of $0.3 million as of the scheduled redemption date of August 31, 2009). We also paid the $56 million cash portion of the purchase price for our acquisition of Eveready and repaid Eveready's $47.1 million of then outstanding convertible notes.

  •
  On August 14, 2009, we issued $300 million aggregate principal amount of 7 5/8% senior secured notes due 2016 (the "notes") and used approximately $175.0 million of the net proceeds to repay all amounts outstanding under Eveready's then existing credit facility and certain capital leases and to pay related fees, expenses and other costs. The Eveready credit facility was terminated in connection with the repayment of all amounts outstanding thereunder.

        We intend to use our remaining existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs and to fund capital expenditures. We anticipate that our cash flow provided by operating activities will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.

        We had accrued environmental liabilities as of December 31, 2009 of approximately $181.3 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. This amount excludes an additional $3.0 million of environmental liabilities related to the Pembina Area Landfill which we have agreed to divest, and which are recorded as liabilities held for sale. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

  Cash Flows for 2009

        Cash from operating activities for the year ended December 31, 2009 was $93.3 million, a decrease of 14.9%, or $16.3 million, compared with cash from operating activities for the year ended December 31, 2008. The decrease was primarily the result of a reduction in income from operations.

        Cash used for investing activities for the year ended December 31, 2009 was $118.4 million, an increase of 40.1%, or $33.9 million, compared with cash used for investing activities for the year ended December 31, 2008. The increase resulted primarily from higher year-over-year costs associated with acquisitions.

        Cash from financing activities for the year ended December 31, 2009 was $3.6 million, compared to cash used for financing activities of $116.8 million for the year ended December 31, 2008. The change was primarily the result of net proceeds of $173.5 million from the issuance of 2.875 million shares of common stock in April 2008 and the net proceeds of $292.1 million from the August 2009 issuance of senior secured notes offset by the payment on debt acquired related to the 2009 acquisitions of EnviroSORT and Eveready.

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

  Financing Arrangements

        The following summarizes our principal financing activities during the year ended December 31, 2009:

  •
  July 24, 2009: we repaid our then outstanding $30.0 million term loan due in 2010;

  •
  July 31, 2009: we discharged our $23.0 million of then outstanding senior secured notes by calling such notes for redemption on August 31, 2009 and depositing with the trustee the redemption price of $23.7 million and accrued interest of $0.3 million through the redemption date;

  •
  July 31, 2009: we amended our previous $70.0 million revolving credit facility and $50.0 million synthetic letter of credit facility with a new $120 million revolving credit facility (described below);

  •
  July 31, 2009: we assumed all of Eveready's then outstanding debt;

  •
  July 31, 2009: we repaid $47.1 million of Eveready's then outstanding convertible subordinated debentures which was at 101% principal plus accrued interest of $0.3 million; and

  •
  August 14, 2009: we issued $300 million principal amount of 7 5/8% senior secured notes due 2016 for net proceeds of $292.1 million. We used approximately $175.0 million of the net proceeds to repay all amounts outstanding under Eveready's then existing credit facility and certain capital leases and to pay certain related fees, expenses and other costs. The Eveready credit facility was terminated in connection with the repayment of all amounts outstanding thereunder.

        The financing arrangements, debt covenants and principal terms of the $300 million principal amount of senior secured notes and the $120 million revolving credit facility are discussed further in Note 10, "Financing Arrangements," to our financial statements included in Item 8 of this report. As of December 31, 2009, we were in compliance with the covenants of all our debt agreements.

  Liquidity Impacts of Uncertain Tax Positions

        As discussed in Note 13, "Income Taxes," to our financial statements included in Item 8 of this report, we have recorded $76.2 million of unrecognized tax benefits, including $21.9 million of potential interest and $6.1 million of potential penalties. These liabilities are classified as "unrecognized tax benefits and other long-term liabilities" in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Contractual Obligations

        The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2009 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$431,196	$18,766	$38,316	$29,114	$345,000
Pension funding	3,597	264	565	653	2,115
Long-term debt	292,433	—	—	—	292,433
Interest on long-term obligations	135,227	22,332	44,884	45,221	22,790
Capital leases	10,261	2,524	4,136	3,429	172
Operating leases	125,281	33,801	44,286	20,723	26,471

Total contractual obligations	$997,995	$77,687	$132,187	$99,140	$688,981

        As we are not able to reasonably estimate when we would make any cash payments to settle uncertain tax position liabilities of $48.2 million, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $21.9 million and potential penalties of $6.1 million relating to such uncertain tax positions which amounts have also not been included in the table above.

        The undiscounted value of closure, post closure and remedial liabilities of $431.2 million is equivalent to the present value of $181.3 million based on discounting of $169.4 million and the remainder of $80.5 million to be accrued for closure and post-closure liabilities over the remaining site lives.

        The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2009 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$88,653	$88,653	$—	$—	$—

        We obtained substantially all of the standby letters of credit described in the above table as security for financial assurance obligations which we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 10, "Financing Arrangements," to our financial statements included in Item 8 of this report for further discussion of our financing arrangements.

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

  Capital Expenditures

        We now anticipate that 2010 capital spending will be between $60.0 million and $65.0 million, of which approximately $3.0 million will relate to complying with environmental regulations. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.

  Auction Rate Securities

        As of December 31, 2009, our long-term investments included $6.5 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

        We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future. In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they were not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of December 31, 2009, we have recorded an unrealized pre-tax loss of $0.5 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.

Stockholder Matters

        As described in Note 3, "Business Combinations," to our financial statements included in Item 8 of this report, we acquired Eveready on July 31, 2009 and, as a portion of the consideration, we issued to the former Eveready shareholders $118.4 million in our common stock consisting of 2.4 million shares valued at $49.50 per Clean Harbors share (the closing price on the New York Stock Exchange on the day prior to the acquisition).

        On March 18, 2009, July 31, 2009 and September 18, 2009, the Compensation Committee of our Board of Directors granted a total of 68,251 performance share awards that are subject to achieving predetermined revenue and EBITDA margin goals by December 31, 2010 and also include continued service conditions. If we do not achieve the performance goals by the end of 2010, the shares will be forfeited in their entirety. As of December 31, 2009, management continued to believe that it was not then probable that the performance targets would be achieved and therefore recorded no related compensation expense for the year ended December 31, 2009.

        On May 15, 2008 and September 23, 2008, the compensation committee of the Board of Directors granted a total of 92,936 performance share awards that were subject to achieving predetermined revenue and EBITDA margin targets by December 31, 2009 and also included continued service conditions. As of December 31, 2009, the performance targets related to the 2008 performance stock awards were not met and therefore the performance stock awards granted in 2008 were forfeited. Any previously recognized compensation cost was reversed in the second quarter when management concluded that it was not then probable that the performance targets would be achieved.

        In July 2008, warrants for an aggregate of 150,000 shares were exercised for $1.2 million in cash. In October 2008, warrants for an aggregate of 198,690 shares were exercised for $1.6 million in cash. No warrants remained outstanding at December 31, 2008.

        On April 29, 2008, we issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters' option, at a public offering price of $63.75 per share. After the underwriter discount and offering expenses, we received net proceeds of $173.5 million.

        On March 15, 2008, 13,100 performance share awards that were granted in 2007 vested, leaving 34,474 of such performance share awards outstanding at December 31, 2008. For the year ended December 31, 2008, we believed that it was probable that the performance targets for the remaining 2007 awards would be achieved.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

        In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2009 (in thousands):

Scheduled Maturity Dates	2010	2011	2012	2013	2014	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$292,433	$292,433
Capital lease obligations	1,923	1,797	1,729	1,811	1,408	170	8,838

	$1,923	$1,797	$1,729	$1,811	$1,408	$292,603	$301,271

Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

        In addition to the fixed rate borrowings described in the above table, we had at December 31, 2009 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $120 million (with a $110.0 million sub-limit for letters of credit).

        We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2009, the Canadian subsidiaries transacted approximately 11.3% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. In March 2009, we significantly reduced the U.S. cash balance held by our Canadian subsidiaries and as a result, significantly reduced our foreign exchange exposure. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported decreased net income of $0.2 million and decreased net income of $0.8 million for the years ended December 31, 2009 and 2008, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported increased net income of $0.2 million and increased net income of $0.8 million for the years ended December 31, 2009 and 2008, respectively.

        At December 31, 2009, $6.5 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

        We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts

        We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for tax contingencies on January 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2010

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$233,546	$249,524
Marketable securities	2,072	175
Accounts receivable, net of allowances aggregating $8,255 and $6,723, respectively	274,918	174,990
Unbilled accounts receivable	12,331	5,545
Deferred costs	5,192	5,877
Prepaid expenses and other current assets	18,348	13,472
Supplies inventories	41,417	26,905
Deferred tax assets	18,865	12,564
Assets held for sale	13,561	—

Total current assets	620,250	489,052

Property, plant and equipment:
Land	29,294	26,399
Asset retirement costs (non-landfill)	1,853	1,761
Landfill assets	48,646	35,062
Buildings and improvements	141,685	127,466
Camp equipment	52,753	—
Vehicles	120,587	33,502
Equipment	492,831	310,459
Furniture and fixtures	1,695	1,663
Construction in progress	14,413	13,206

	903,757	549,518
Less—accumulated depreciation and amortization	313,813	254,057

Total property, plant and equipment	589,944	295,461

Other assets:
Long-term investments	6,503	6,237
Deferred financing costs	10,156	3,044
Goodwill	56,085	24,578
Permits and other intangibles, net of accumulated amortization of $48,981 and $40,303, respectively	114,188	71,754
Deferred tax assets	—	5,454
Other	3,942	2,756

Total other assets	190,874	113,823

Total assets	$1,401,068	$898,336

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in thousands)

	As of December 31,
	2009	2008
Current liabilities:
Current portion of capital lease obligations	$1,923	$400
Accounts payable	97,923	71,618
Deferred revenue	21,156	24,190
Accrued expenses	90,707	67,901
Current portion of closure, post-closure and remedial liabilities	18,412	17,264
Liabilities held for sale	3,199	—

Total current liabilities	233,320	181,373

Other liabilities:
Closure and post-closure liabilities, less current portion of $7,305 and $6,383, respectively	28,505	26,254
Remedial liabilities, less current portion of $11,107 and $10,881, respectively	134,379	135,007
Long-term obligations	292,433	52,870
Capital lease obligations, less current portion	6,915	360
Unrecognized tax benefits and other long-term liabilities	91,691	73,427

Total other liabilities	553,923	287,918

Commitments and contingent liabilities
Stockholders' equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 26,230,803 and 23,733,257 shares, respectively	262	237
Treasury stock	(2,068)	(1,653)
Shares held under employee participation plan	(1,150)	—
Additional paid-in capital	476,067	353,950
Accumulated other comprehensive income (loss)	26,829	(688)
Accumulated earnings	113,885	77,199

Total stockholders' equity	613,825	429,045

Total liabilities and stockholders' equity	$1,401,068	$898,336

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	For the years ended December 31,
	2009	2008	2007
Revenues	$1,074,220	$1,030,713	$946,917
Cost of revenues (exclusive of items shown separately below)	753,483	707,820	664,440
Selling, general and administrative expenses	163,157	159,674	149,180
Accretion of environmental liabilities	10,617	10,776	10,447
Depreciation and amortization	64,898	44,471	37,590

Income from operations	82,065	107,972	85,260
Other income (expense)	259	(119)	135
Loss on early extinguishment of debt	(4,853)	(5,473)	—
Interest expense, net of interest income of $825, $5,094, and $4,023, respectively	(15,999)	(8,403)	(13,157)

Income from continuing operations before provision for income taxes	61,472	93,977	72,238
Provision for income taxes	26,225	36,491	28,040

Income from continuing operations	35,247	57,486	44,198
Income from discontinued operations, net of tax	1,439	—	—

Net income	36,686	57,486	44,198
Dividends on Series B preferred stock	—	—	206

Net income attributable to common stockholders	$36,686	$57,486	$43,992

Earnings per share:
Basic income attributable to common stockholders	$1.48	$2.56	$2.22

Diluted income attributable to common stockholders	$1.47	$2.51	$2.14

Weighted average common shares outstanding	24,817	22,465	19,827

Weighted average common shares outstanding plus potentially dilutive common shares	24,933	22,866	20,630

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$36,686	$57,486	$44,198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	64,898	44,471	37,590
Allowance for doubtful accounts	1,006	267	(418)
Amortization of deferred financing costs and debt discount	1,997	1,915	1,940
Accretion of environmental liabilities	10,617	10,776	10,447
Changes in environmental liability estimates	(4,657)	(2,047)	597
Deferred income taxes	4,830	3,197	(7,492)
Other (income) expense	(259)	119	(135)
Stock-based compensation	968	3,565	4,799
Excess tax benefit of stock-based compensation	(481)	(3,504)	(6,386)
Income tax benefit related to stock option exercises	474	3,534	6,427
Write-off of deferred financing costs and debt discount	1,851	1,921	—
Environmental expenditures	(8,617)	(14,268)	(6,511)
Changes in assets and liabilities:
Accounts receivable	(11,429)	17,221	(19,142)
Other current assets	1,093	5,529	(2,693)
Accounts payable	5,050	(17,763)	(4,603)
Other current liabilities	(10,757)	(2,829)	21,377

Net cash from operating activities	93,270	109,590	79,995

Cash flows from investing activities:
Additions to property, plant and equipment	(62,244)	(57,462)	(36,528)
Acquisitions, net of cash acquired	(54,476)	(27,628)	(7,410)
Costs to obtain or renew permits	(2,228)	(2,129)	(1,302)
Purchase of available-for-sale securities	—	(2,529)	(2,310)
Sales of marketable securities	105	4,350	3,200
Proceeds from sales of fixed assets and assets held for sale	452	537	615
Proceeds from insurance	—	346	944

Net cash from investing activities	$(118,391)	$(84,515)	$(42,791)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the years ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Change in uncashed checks	$4,034	$2,513	$(5,916)
Proceeds from exercise of stock options	430	2,082	1,647
Proceeds from exercise of warrants	—	2,789	1,200
Remittance of shares, net	(415)	(483)	—
Excess tax benefit of stock-based compensation	481	3,504	6,386
Dividend payments on preferred stock	—	—	(206)
Deferred financing costs paid	(10,473)	—	(32)
Proceeds from employee stock purchase plan	2,315	1,820	1,169
Payments on capital leases	(1,118)	(485)	(1,455)
Proceeds from issuance of common stock, net	—	173,541	—
Payment on acquired debt	(230,745)	—	—
Principal payments on debt and acquired capital leases	(53,032)	(68,486)	—
Issuance of senior secured notes, net	292,107	—	—
Other	—	—	(69)

Net cash from financing activities	3,584	116,795	2,724

Effect of exchange rate change on cash	5,559	(11,884)	6,060

(Decrease) increase in cash and cash equivalents	(15,978)	129,986	45,988
Cash and cash equivalents, beginning of year	249,524	119,538	73,550

Cash and cash equivalents, end of year	$233,546	$249,524	$119,538

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$7,833	$13,661	$14,648
Income taxes paid	14,608	36,520	13,941
Non-cash investing and financing activities:
Property, plant and equipment accrued	908	6,150	4,792
Issuance of Clean Harbors common stock for Eveready common shares	118,427	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Series B Preferred Stock
			Common Stock
								Accumulated Other Comprehensive Income
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Comprehensive Income		Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2006	69	$1	19,685	$197	$—	$151,691		$8,939	$12,358	$173,186
Net income	—	—	—	—	—	—	$44,198	—	44,198	44,198
Foreign currency translation	—	—	—	—	—	—	8,786	8,786	—	8,786
Minimum pension liability adjustment (net of deferred taxes of $127)	—	—	—	—	—	—	(227)	(227)	—	(227)

Comprehensive income	—	—	—	—	—	—	$52,757	—	—	—

Uncertain tax positions cumulative effect adjustment	—	—	—	—	—	—		—	(36,843)	(36,843)
Other	—	—	—	—	—	(69)		—	—	(69)
Series B preferred stock dividends	—	—	—	—	—	(206)		—	—	(206)
Conversion of Series B preferred	(69)	(1)	210	2	—	(1)		—	—	—
Exercise of warrants	—	—	150	2	—	1,198		—	—	1,200
Stock-based compensation	—	—	56	—	—	4,799		—	—	4,799
Issuance of restricted shares, net of shares remitted	—	—	23	—	(1,170)	—		—	—	(1,170)
Exercise of stock options	—	—	173	2	—	1,645		—	—	1,647
Tax benefit on exercise of stock options	—	—	—	—	—	6,427		—	—	6,427
Employee stock purchase plan	—	—	31	—	—	1,169		—	—	1,169

Balance at December 31, 2007	—	—	20,328	$203	$(1,170)	$166,653		$17,498	$19,713	$202,897

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands)

	Common Stock			Shares Held Under Employee Participation Plan
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	$0.01 Par Value	Treasury Stock		Additional Paid-in Capital	Comprehensive Income		Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2007	20,328	$203	$(1,170)	$—	$166,653		$17,498	$19,713	$202,897
Net income	—	—	—	—	—	$57,486	—	57,486	57,486
Foreign currency translation	—	—	—	—	—	(16,950)	(16,950)	—	(16,950)
Change in fair value of available for sale securities (net of deferred taxes of $332)	—	—	—	—	—	(716)	(716)	—	(716)
Unfunded pension liability (net of deferred taxes of $328)	—	—	—	—	—	(520)	(520)	—	(520)

Comprehensive income	—	—	—	—	—	$39,300	—	—	—

Exercise of warrants	349	3	—	—	2,786		—	—	2,789
Stock-based compensation	(4)	—	—	—	3,565		—	—	3,565
Remittance of shares	(31)	—	(483)	—	—		—	—	(483)
Exercise of stock options	178	2	—	—	2,080		—	—	2,082
Issuance of common stock, net of issuance costs of $556	2,875	29	—	—	173,512		—	—	173,541
Tax benefit on exercise of stock options	—	—	—	—	3,534		—	—	3,534
Employee stock purchase plan	38	—	—	—	1,820		—	—	1,820

Balance at December 31, 2008	23,733	$237	$(1,653)	$—	$353,950		$(688)	$77,199	$429,045
Net income	—	—	—	—	—	$36,686	—	36,686	36,686
Foreign currency translation	—	—	—	—	—	25,259	25,259	—	25,259
Unrealized gain on long-term investments (net of deferred taxes of $441)	—	—	—	—	—	1,726	1,726	—	1,726
Unfunded pension liability (net of deferred taxes of $254)	—	—	—	—	—	532	532	—	532

Comprehensive income	—	—	—	—	—	$64,203	—	—	—

Stock-based compensation	33	—	—	—	525		—	—	525
Issuance of restricted shares, net of shares remitted	(8)	—	(415)	—	—		—	—	(415)
Shares held under employee participation plan	—	—	—	(1,150)	—		—	—	(1,150)
Exercise of stock options	29	1	—	—	429		—	—	430
Issuance of common stock, net of issuance costs	2,392	24	—	—	118,374		—	—	118,398
Net tax benefit on exercise of stock options	—	—	—	—	474		—	—	474
Employee stock purchase plan	52	—	—	—	2,315		—	—	2,315

Balance at December 31, 2009	26,231	$262	$(2,068)	$(1,150)	$476,067		$26,829	$113,885	$613,825

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

        Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is a leading provider of environmental, energy and industrial services throughout North America and is the largest operator of non-nuclear hazardous waste treatment facilities in North America based on a 2008 industry report. The Company has a network of more than 175 service locations, including 52 active hazardous waste management properties. These properties include six incineration facilities, nine commercial landfills, seven wastewater treatment facilities, 20 transportation, storage and disposal facilities ("TSDFs"), two solvent recycling facilities and eight locations specializing in polychlorinated biphenyls ("PCB") management and oil storage and recycling. Some of the Company's properties offer multiple capabilities. In addition, the Company has 145 service centers, satellite and support locations and corporate and regional offices. These properties are located in 36 U.S. states, seven Canadian provinces, Mexico and Puerto Rico. The Company also operates international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom.

        In preparing the accompanying audited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2009, until the issuance of the financial statements.

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

        The Company provides a wide range of environmental, energy and industrial services through four segments: Technical Services, Field Services, Industrial Services and Exploration Services. Within Clean Harbors Environmental Services, the Company offers Technical Services and Field Services. Technical Services provide a broad range of hazardous material management and disposal services including the collection, packaging, recycling, treatment and disposal of hazardous and non-hazardous waste. Field Services provide a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis. Within Clean Harbors Energy and Industrial Services, the Company offers Industrial Services and Exploration Services. Industrial Services provide industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

processing and industrial lodging services to refineries, chemical plants, pulp and paper mills, and other industrial facilities. Exploration Services provide exploration and directional boring services to the energy sector serving oil and gas exploration, production, and power generation. Revenues for all services with the exception of services for the treatment and disposal of hazardous waste are recorded as services are rendered. Revenues for disposing of hazardous waste are recognized upon completion of wastewater treatment, landfill disposal or incineration of the waste at a Company-owned site or when the waste is shipped to a third party for processing and disposal. Revenues from waste that is not yet completely processed and the related costs are deferred until services are completed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

  Credit Concentration

        Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America and internationally. The Company maintains strict policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. The Company establishes an allowance for uncollectible accounts each month based on specific review of particular balances and customers, the credit risk applicable to particular customers, historical collection trends, age of outstanding receivables, existing economic conditions and other information as deemed applicable. Past-due receivable balances are written-off when the Company's internal collection efforts have been deemed unsuccessful in collecting the outstanding balance due. No individual customer accounts for more than 10% of revenues.

  Income Taxes

        The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

        The Company changed its methodology of accounting for income tax contingencies on January 1, 2007 and recorded a $36.8 million cumulative adjustment. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of income. Accrued interest and penalties are included within unrecognized tax benefits and other long-term liabilities line in the consolidated balance sheet.

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

  Reclassifications

        In connection with the July 2009 acquisition of Eveready Inc. ("Eveready"), the Company re-aligned and expanded its reportable operating segments. Under the new structure, the Company's operations are managed in four segments: Technical Services, Field Services, Industrial Services and Exploration Services. The Company has recast the December 31, 2008 and 2007 segment information to conform to the current year presentation. See Note 19, "Segment Reporting."

        The Company has combined the uncashed checks balance of $7.7 million on the 2008 consolidated balance sheet with accounts payable to conform to the current year presentation.

  Cash, Cash Equivalents and Uncashed Checks

        The Company classifies all highly liquid instruments purchased with maturities of less than three months to be cash equivalents.

        The Company's cash management program with its revolving credit lender allows for the maintenance of a zero balance in the U.S. bank disbursement accounts that are used to issue vendor and payroll checks. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made, at the Company's discretion, either from funds provided by other accounts or under the terms of the Company's revolving credit facility. Therefore, until checks are presented for payment, there is no right of offset by the bank and the Company continues to have control over cash relating to both released as well as unreleased checks. Checks that have been written to vendors or employees but have not yet been presented for payment at the Company's bank are classified as uncashed checks and added back to cash balances.

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

  Property, Plant and Equipment (excluding landfill assets)

        Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Interest in the amount of $0.2 million, $0.2 million and $1.2 million was capitalized to fixed assets during the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation and amortization expense was $50.4 million, $33.4 million and $27.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and building improvements
Buildings	30–40 years
Land, leasehold and building improvements	5–40 years
Camp equipment	12–15 years
Vehicles	3–12 years
Equipment
Capitalized software and computer equipment	3 years
Containers and railcars	15–20 years
All other equipment	8–10 years
Furniture and fixtures	5–8 years

        Land, leasehold and building improvements have a weighted average life of 6.8 years.

        The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than their carrying value. For the years ended December 31, 2009, 2008 and 2007, the Company recorded no impairment charge related to long-lived assets.

  Goodwill and Intangible Assets

        Goodwill, permits and other intangible assets are stated at cost. Goodwill is not amortized. Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight-line basis. Permits consist of the value of permits acquired in a business combination and direct costs related to obtaining such permits such as legal fees, site surveys, engineering costs and other expenses. In addition, the Company capitalizes legal costs

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

incurred in connection with the defense of the Company's right to accept certain waste under a validly issued permit. Amortization expense was $7.7 million, $5.5 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company assesses goodwill for impairment at least on an annual basis as of December 31st by comparing the fair value of each reporting unit to its carrying value, including goodwill. Permits and other intangible assets are assessed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. There were no impairment charges during the years ended December 31, 2009, 2008 and 2007.

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

  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt instrument using the effective interest method. Amortization expense is included in interest expense in the statements of income.

  Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. The fair value of the Company's outstanding long-term debt is based on quoted market price and was $294.9 million at December 31, 2009. The fair value of marketable securities is recorded based on quoted market price and the fair value of auction rate securities are recorded based on discounted cash flows.

  Landfill Accounting

        The Company amortizes landfill improvements, and certain landfill-related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. The Company also utilizes the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, the Company includes future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as described below, the Company includes probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill.

        Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $6.8 million, $5.6 million and $5.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

        Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies the following criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a basis to evaluate the likelihood of success of unpermitted expansions:

  •
  Personnel are actively working to obtain the permit or permit modifications (land use, state, provincial and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

  •
  Management expects to submit the application within the next year and to receive all necessary approvals to accept waste within the next five years.

  •
  At the time the expansion is included in the Company's estimate of the landfill's useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located.

  •
  The Company or other owner of the landfill has a legal right to use or obtain the right to use the land associated with the expansion plan.

  •
  There are no significant known political, technical, legal or business restrictions or issues that could impair the success of such expansion.

  •
  A financial feasibility analysis has been completed and the results demonstrate that the expansion will have a positive financial and operational impact such that management is committed to pursuing the expansion.

  •
  Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

        Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company's Chief Financial Officer and review by the Audit Committee of the Company's Board of Directors. As of December 31, 2009, there were three unpermitted expansions at two locations included in the Company's landfill accounting model, which represented 29.4% of the Company's remaining airspace at that date. As of December 31, 2009 and 2008, none of the expansions were considered exceptions to the Company's established criteria.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of December 31, 2009, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
		Remaining Lives (Years)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	22	1,085	—	1,085
Buttonwillow	California	39	8,874	—	8,874
Deer Park	Texas	14	490	—	490
Deer Trail	Colorado	34	845	—	845
Grassy Mountain	Utah	17	231	1,366	1,597
Kimball	Nebraska	18	376	—	376
Lambton	Ontario	46	355	6,212	6,567
Lone Mountain	Oklahoma	8	873	—	873
Ryley	Alberta	20	1,281	—	1,281
Sawyer	North Dakota	42	1,045	—	1,045
Westmorland	California	64	2,732	—	2,732

			18,187	7,578	25,765

        The Company had 1.5 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2009. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

        The following table presents the remaining highly probable airspace from January 1, 2007 through December 31, 2009 (in thousands of cubic yards):

	2009	2008	2007
Remaining capacity at January 1,	28,308	28,511	28,040
(Reduction) addition of highly probable airspace	(1,635)	623	1,328
Consumed	(908)	(826)	(857)

Remaining capacity at December 31,	25,765	28,308	28,511

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

        Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2009 and 2008 was $28.1 million and $25.3 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

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

        Cell closure, final closure and post closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during 2009 and 2.44% during 2008) and discounted at the Company's credit-adjusted risk-free interest rate (10.57% for the period January through July 2009, 9.37% for the period August through December 31, 2009, and 10.12% for the year ended December 31, 2008). In 2009, the credit-adjusted risk-free interest

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

rate was recalculated mid-year due to the August 2009 offering of $300.0 million of senior secured notes and the discharge of the outstanding balance of the prior senior secured notes on which the initial 2009 rate had been based.

  Non-Landfill Closure and Post-Closure Liabilities

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

        The balance of non-landfill closure and post-closure liabilities at December 31, 2009 and 2008 was $7.7 million and $7.4 million, respectively. Management bases estimates for non-landfill closure and post-closure liabilities on its interpretation of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. The Company's cost estimates are calculated using internal sources as well as input from third party experts. Management uses probability scenarios to estimate when future operations will cease and inflates the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Remedial Liabilities

        Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last seven years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.

        The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 60 Superfund sites as of December 31, 2009. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.

        Remedial liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There are risks that the actual quantities of contaminants differ from the results of the site investigation, and that contaminants exist that have not been identified by the site investigation. In addition, the amount of remedial liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful, which could result in the additional incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional or new information becomes available.

        Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. Management's experience has been that the timing of payments for remedial liabilities is not usually estimable, and therefore the amounts of remedial liabilities are not

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

generally discounted. In the case of remedial liabilities assumed in connection with acquisitions, acquired liabilities are recorded under purchase accounting at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the respective acquisition dates, the Company recorded the remedial liabilities assumed as part of acquisitions at their fair value, which were calculated by inflating costs in current dollars using an estimate of future inflation rates as of the respective acquisition dates until the expected time of payment, and then discounting the amount of the payments to their present value using a risk-free discount rate as of the acquisition dates. Discounts were and will be applied to the environmental liabilities as follows:

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

  Claims for Recovery

        The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2009 and 2008, the Company had recorded no such claims.

  Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2009	2008	2007
Cumulative translation adjustment of foreign currency statements	$26,430	$1,171	$18,121
Unrealized gain (loss) on long-term investments (net of deferred taxes of ($109) and $332, respectively)	1,010	(716)	—
Unfunded pension liability (net of deferred taxes of $201, $455 and $127, respectively)	(611)	(1,143)	(623)

	$26,829	$(688)	$17,498

  Foreign Currency

        The Company has operations in Canada and Mexico, and also operates international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom. The functional currencies of Canada, Mexico, Singapore, Sweden, Thailand and the United Kingdom are their respective local currencies. The functional currencies of Bulgaria and China are the Euro and the U.S. dollar,

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of certain foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of income. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of income.

  Related Parties

        The Company identifies related parties as entities in which the Company has an investment accounted for using the equity method or which are controlled or influenced by the Company's executive officers or directors. In connection with the July 2009 acquisition of Eveready, the Company records related party transactions consisting primarily of occupancy fees, equipment rentals and purchases and consulting fees.

  Letters of Credit

        The Company utilizes letters of credit to provide financial assurance to regulatory authorities that certain funds will be available for closure of Company facilities. In addition, the Company utilizes letters of credit to provide collateral for casualty insurance programs, to provide collateral for a vehicle lease line and to provide collateral for a transportation permit. As of December 31, 2009 and 2008, the Company had outstanding letters of credit in an aggregate amount of $88.7 million and $87.6 million, respectively under the revolving credit facility. In addition, the Company had one outstanding letter of credit for $0.8 million in Canada which will be transitioned to the revolving credit facility in the first quarter of 2010.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.

  Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The fair value of stock options is calculated using the Black-Scholes option-pricing model. Compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

expense are adjusted when actual forfeitures differ from the estimate. The fair value of the Company's grants of restricted stock are based on the quoted market price for the Company's common stock on the respective dates of grant.

        Any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) is classified as financing cash flows.

  Business Combinations

        In December 2007, the FASB issued ASC 805, Business Combinations ("ASC 805"). ASC 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted ASC 805 on January 1, 2009 and during the year ended December 31, 2009, expensed $5.0 million of acquisition costs that, prior to the adoption of ASC 805, would have been included as part of the respective purchase prices. In addition, under the provisions of ASC 805, future reversal of the Company's current acquisition-related tax reserves of approximately $10.9 million (excluding interest and penalties) will be recorded in earnings, rather than as an adjustment to goodwill or acquisition related other intangible assets and will affect the Company's annual effective income tax rate. Due to the expiring statutes in Canada, the Company expects that acquisition-related tax reserves will decrease by $7.9 million within the next twelve months, which will be recorded in earnings and therefore impact the effective income tax rate.

  Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") approved its ASC as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the Securities and Exchange Commission ("SEC") and its staff. The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Accordingly, the Company has updated all references made to U.S. generally accepted accounting principles ("U.S. GAAP") with the corresponding new ASC numbering system prescribed by the FASB. As the ASC is not intended to change or alter existing U.S. GAAP, its adoption did not have any impact on the Company's financial position, results of operations or cash flow.

        In February 2008, the FASB issued authoritative guidance which delayed the effective date of ASC 820, Fair Value Measurements ("ASC 820") for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted such guidance on January 1, 2009 and it did not have a material impact on the Company's financial position, results of operations or cash flow.

        In December 2008, the FASB issued authoritative guidance which requires additional disclosures for employers' pension and other post-retirement benefit plan assets. This guidance requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under ASC 820, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance is effective for the Company as of December 31, 2009. As the guidance provides only disclosure requirements, the adoption of this standard had no material impact on the Company's financial position, results of operations or cash flow. See Note 17, "Employee Benefit Plans," for detailed disclosure.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On February 1, 2009, the Company adopted the FASB's authoritative guidance which changed the accounting and reporting for minority interests to have such interests be recharacterized as noncontrolling interests and classified as a component of equity within the Company's consolidated balance sheets. The Company did not have any significant noncontrolling interests outstanding in any of its subsidiaries prior to the acquisition of Eveready on July 31, 2009, and therefore the adoption did not affect previously reported financial information. As of September 30, 2009, the noncontrolling interests in one of the Company's subsidiaries acquired as part of the Eveready acquisition were redeemable securities under ASC 480 and were recorded as temporary equity at their maximum redemption amount within the Company's consolidated balance sheet. The redemption agreement for a portion of noncontrolling interest was exercised in December 2009 and the Company reclassified the maximum redemption amount from temporary equity to accrued expenses at December 31, 2009. For the year ended December 31, 2009, the net income attributable to those noncontrolling interests was immaterial and was included in the Company's net income.

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

(3) BUSINESS COMBINATIONS

Eveready

        On July 31, 2009, the Company acquired 100% of the outstanding common shares of Eveready Inc. ("Eveready"), an Alberta corporation headquartered in Edmonton, Alberta. Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries. The Company anticipates that this acquisition will enhance the Company's presence in the industrial services market, broaden the range of services the Company can offer customers of both companies, and advance the Company's position in the Canadian marketplace.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

        The following table summarizes the consideration paid for Eveready at the acquisition date (in thousands).

2.4 million shares of Clean Harbors common stock issued for Eveready common shares(1)	$118,427
Cash paid for Eveready common shares	56,191
Shares held in the Eveready employee participation plan(2)	(1,946)
Cash paid for Eveready deferred shares assumed(3)	100
Eveready credit facility assumed	168,561
Capital lease obligations assumed	21,214
Eveready debentures assumed(3)	47,144

Fair value of consideration transferred	$409,691

(1)
The value of Clean Harbors common stock used ($49.50) was the closing price of Clean Harbors common stock on the New York Stock Exchange on July 30, 2009.

(2)
The Eveready employee participation plan included 247,727 Eveready common shares that were held in the Eveready employee participation plan trust. Upon completion of the acquisition, the Eveready common shares held by that trust were exchanged for the same purchase amount of cash and ratio of shares of Clean Harbors common stock as the other outstanding Eveready common shares and will vest as they are earned in future periods in accordance with the plan's terms and conditions. The Eveready employee participation plan consideration is reflected in the shares of Clean Harbors common stock and cash paid for Eveready common shares, and the amount still to be earned by the plan participants has been shown as a reduction of the total purchase price. The amount presented for the shares held in the employee participation plan trust is net of the value of shares vested as of July 31, 2009.

(3)
The outstanding Eveready deferred shares and Eveready debentures were paid off on July 31, 2009. The redemption price of the outstanding Eveready debentures was equal to 101% of the principal amount plus accrued interest.

        In connection with the acquisition, the Company was required to obtain waivers from the lenders under the Company's and Eveready's respective then existing credit agreements to allow for the completion of the acquisition and the repayment of Eveready's then existing 7% convertible subordinated debentures, and also concurrently with or following the acquisition to secure financing sufficient to pay off or restructure substantially all of the then remaining Eveready indebtedness. The Company obtained the necessary waivers prior to the close of the acquisition and subsequently met the financing requirement on August 14, 2009, by issuing $300.0 million principal amount of 7 5/8% senior secured notes for net proceeds of $292.1 million. See Note 10, "Financing Arrangements."

        Acquisition related costs of $4.7 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2009.

        The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at July 31, 2009 (in thousands). The fair value of accounts receivable, accounts payable, accrued expenses and income taxes are provisional pending finalization of the Company's

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

valuation. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments to the values presented below.

	July 31, 2009 (As initially reported)	Measurement Period Adjustments	July 31, 2009 (As adjusted)
Current assets(i)(ii)	$121,787	$(3,753)	$118,034
Property, plant and equipment	271,752	—	271,752
Identifiable intangible assets(iii)	43,800	(600)	43,200
Other assets	1,481	(22)	1,459
Current liabilities(ii)	(38,437)	(1,694)	(40,131)
Asset retirement obligations	(70)	—	(70)
Other liabilities	(5,894)	(301)	(6,195)
Noncontrolling interests(iv)	(5,484)	—	(5,484)

Total identifiable net assets	$388,935	$(6,370)	$382,565
Goodwill(v)	20,919	6,207	27,126

	$409,854	$(163)	$409,691

(i)
The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary fair value of $77.7 million. The gross amount due is $88.3 million.

(ii)
Includes assets and liabilities held for sale of $12.1 million and $3.0 million, respectively.

(iii)
The intangible assets are being amortized over a weighted average useful life of 8.2 years.

(iv)
The fair value of the noncontrolling interests approximate the maximum redemption prices on the date of the acquisition.

(v)
Goodwill, which is attributable to assembled workforce and expected operating and cross-selling synergies, is not expected to be deductible for tax purposes. Goodwill of $13.4 million, $10.3 million and $3.4 million has been recorded in the Industrial Services, Exploration Services and Field Services segments, respectively; however, the amount are subject to change pending the finalization of the Company's valuation.

        In connection with the acquisition, the Company agreed with the Canadian Commissioner of Competition to divest Eveready's Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to the Company's existing landfill in the region. The Pembina Area Landfill meets the held for sale criteria, and therefore the fair value of its assets and liabilities have been recorded as held for sale in the Company's consolidated balance sheet as of December 31, 2009 and the results of its operations have been presented as discontinued operations on the consolidated statements of income for the year ended December 31, 2009.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)

        The Company has determined that the presentation of Eveready net income is impracticable for the year ended December 31, 2009 due to the integration of Eveready operations into the Company upon acquisition. Revenues attributable to Eveready for the year ended December 31, 2009 were $177.7 million.

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

	Year ended December 31,
	2009	2008
Pro forma combined revenues	$1,349,269	$1,644,348
Pro forma combined net income	$29,025	$(6,326)
Earnings per share	$1.16	$(0.25)

EnviroSORT

        On February 27, 2009, the Company acquired 100% of the outstanding stock of privately-held EnviroSORT Inc., an Alberta corporation ("EnviroSORT"), for a purchase price of $9.6 million. The purchase price included the assumption of $2.5 million of EnviroSORT debt and $0.9 million of post-closing adjustments. The Company paid down the balance of the $2.5 million assumed debt on the acquisition date. The acquisition of EnviroSORT complemented and expanded the Company's operations in Western Canada. The purchase price was subject to post-closing adjustments which were based upon the amount by which EnviroSORT's net working capital, as of the closing date, was greater or less than $0.5 million. As of December 2009, the Company finalized the working capital adjustment resulting in a payment to the seller of $0.8 million. As of December 31, 2009, the Company recorded intangible assets of $0.6 million and goodwill of $2.5 million. The intangible assets are being amortized over a weighted average useful life of 4.9 years. Goodwill has been allocated to the Technical Services segment and is not expected to be deductible for tax purposes. Acquisition-related costs of $0.3 million were included in selling, general, and administrative expenses for the year ended December 31, 2009.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS

        The Company's financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of December 31, 2009, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of December 31, 2009 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

        As of December 31, 2009, all of the Company's auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company's auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. The Company attributes the $0.5 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before their maturity.

        During the year ended December 31, 2009, the Company recorded an unrealized pre-tax gain of $0.3 million on its auction rate securities which is included in accumulated other comprehensive income. In addition, as of December 31, 2009, the Company continued to earn interest on all of its auction rate securities.

        The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2009 and 2008 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Auction rate securities	$—	$—	$6,503	$6,503
Marketable securities	$2,072	$—	$—	$2,072

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Auction rate securities	$—	$—	$6,237	$6,237
Marketable securities	$175	$—	$—	$175

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the changes in the Company's long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2009 (in thousands):

2009
Balance at January 1, 2009	$6,237
Total unrealized gains included in other comprehensive income	266

Balance at December 31, 2009	$6,503

(5) SUPPLIES INVENTORY

        The Company's supplies inventory balance increased from $26.9 million at December 31, 2008 to $41.4 million at December 31, 2009, primarily due to the acquisition of Eveready. Eveready's supplies inventory is similar to the supplies inventory historically carried by the Company, which is primarily materials, parts, and supplies consumed in rendering services to customers.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes to goodwill for the year ended December 31, 2009 were as follows (in thousands):

2009
Balance at January 1, 2009	$24,578
Acquired from acquisitions	30,200
Foreign currency translation	1,307

Balance at December 31, 2009	$56,085

        The increase in goodwill during the year ended December 31, 2009 was primarily attributed to the acquisitions of Eveready and EnviroSORT and final purchase price adjustments related to Universal Environmental, Inc. The goodwill related to Eveready includes estimates that are subject to change based upon final fair value determinations.

        Below is a summary of amortizable other intangible assets (in thousands):

	December 31, 2009				December 31, 2008
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$100,236	$38,246	$61,990	13.8	$94,446	$33,458	$60,988	17.2
Customer lists	52,327	4,220	48,107	8.9	10,768	1,324	9,444	8.4
Other intangible assets	10,606	6,515	4,091	4.3	6,843	5,521	1,322	2.2

	$163,169	$48,981	$114,188	15.7	$112,057	$40,303	$71,754	13.6

        The increase in the customer lists and other intangible assets was due to the acquisition of Eveready.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Below is the expected amortization for the net carrying amount of finite-lived intangible assets at December 31, 2009 (in thousands):

Years Ending December 31,	Expected Amortization
2010	$9,434
2011	8,815
2012	8,658
2013	8,511
2014	8,169
Thereafter	70,601

$114,188

(7) ACCRUED EXPENSES

        Accrued expenses consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Insurance	$20,319	$15,361
Interest	8,860	1,280
Accrued disposal costs	2,108	2,305
Accrued compensation and benefits	20,023	22,952
Real estate, sales and other taxes	7,201	4,702
Other items	32,196	21,301

	$90,707	$67,901

        At the time of the Company's acquisition of Eveready on July 31, 2009, there was an aggregate 7.89% noncontrolling interest in an Eveready subsidiary held by the former owners of Bullseye Directional Drilling ("Bullseye") and Rodrigue Directional Drilling ("Rodrigue") group of companies, which were acquired by Eveready in 2006. Under the agreements with the former owners, Eveready then held a call option to acquire, and the former owners then held a put option to sell, the noncontrolling interests at certain prices to be determined in accordance with the agreements. In September 2009, the agreements were amended to provide that the options would be exercisable for fixed prices to be paid in cash on September 1, 2010 in the case of Bullseye and on December 1, 2010 in the case of Rodrigue. The agreements for the noncontrolling interests of Bullseye and Rodrigue were exercised in September 2009 and December 2009, respectively, and the Company classified the maximum redemption amount as accrued expenses at December 31, 2009. For the year ended December 31, 2009, the net income attributable to those noncontrolling interests was immaterial and was included in the Company's net income.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) CLOSURE AND POST-CLOSURE LIABILITIES

        The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations"), from January 1, 2008 through December 31, 2009 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2008	$22,896	$6,833	$29,729
Liabilities assumed in acquisitions	—	418	418
New asset retirement obligations	1,180	—	1,180
Accretion	3,028	872	3,900
Changes in estimates recorded to statement of income	(586)	452	(134)
Other changes in estimates recorded to balance sheet	213	—	213
Settlement of obligations	(1,050)	(1,138)	(2,188)
Currency translation and other	(412)	(69)	(481)

Balance at December 31, 2008	25,269	7,368	32,637
Liabilities assumed in acquisitions	—	70	70
New asset retirement obligations	1,395	—	1,395
Accretion	2,952	943	3,895
Changes in estimates recorded to statement of income	(946)	(100)	(1,046)
Other changes in estimates recorded to balance sheet	1,143	—	1,143
Settlement of obligations	(2,040)	(597)	(2,637)
Currency translation and other	297	56	353

Balance at December 31, 2009	$28,070	$7,740	$35,810

        The 2009 benefit resulting from changes in estimate was primarily due to completing the closure of a landfill cell at lower than anticipated cost as well as delays in timing of certain final cell closure and remedial projects spending. All of the landfill facilities included in the above were active as of December 31, 2009.

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

        On October 9, 2009 the Company submitted the terms of reference for an environmental assessment ("EA") to the Environment Ministry of Ontario as the next step in a proposal to develop additional capacity at the Lambton landfill pursuant to the Ontario Environmental Assessment Act. Landfill amortization and accrual rates at Lambton have historically been based on an assumption of 7.8 million cubic yards of unpermitted yet highly probable airspace. The terms of reference included a request to reduce the highly probable airspace to 6.2 million cubic yards. As a result, the highly probable airspace at Lambton was reduced and the amortization and accrual rates were adjusted. Because of the long life of the landfill and the effect of discounting, the rate change is insignificant on the units-of-consumption basis. Additionally, the 1.6 million cubic yards of airspace that is not included in this EA will still be available for inclusion in a future expansion request.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)

        Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2010	$7,659
2011	6,389
2012	6,265
2013	2,953
2014	7,098
Thereafter	213,291

Undiscounted closure and post-closure liabilities	243,655
Less: Reserves to be provided (including discount of $127.4 million) over remaining site lives	(207,845)

Present value of closure and post-closure liabilities	$35,810

(9) REMEDIAL LIABILITIES

        The changes to remedial liabilities from January 1, 2008 through December 31, 2009 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2008	$5,682	$88,619	$60,458	$154,759
Liabilities assumed in acquisitions	—	—	3,204	3,204
Accretion	261	4,202	2,413	6,876
Changes in estimates recorded to statement of income	(189)	93	(1,817)	(1,913)
Settlement of obligations	(98)	(3,955)	(8,027)	(12,080)
Currency translation and other	(544)	1,332	(5,746)	(4,958)

Balance at December 31, 2008	5,112	90,291	50,485	145,888
Accretion	253	4,192	2,276	6,721
Changes in estimates recorded to statement of income	(323)	(4,466)	1,178	(3,611)
Settlement of obligations	(97)	(3,330)	(2,553)	(5,980)
Currency translation and other	392	74	2,002	2,468

Balance at December 31, 2009	$5,337	$86,761	$53,388	$145,486

        The benefit resulting from changes in estimate for landfill sites and inactive sites was due primarily to (i) the successful introduction of new technology for remedial activities and (ii) the net discounting effect of delays in timing for completion of certain remedial projects and updated site information. The

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES (Continued)

changes in estimate resulting in an increase to the non-landfill liabilities were primarily due to (i) new regulatory compliance obligations, (ii) the net of timing changes and implementation of technology upgrades, and (iii) the discounting effect of delays in certain remedial projects and updated site information.

        Anticipated payments at December 31, 2009 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2010	$11,107
2011	12,137
2012	13,526
2013	9,932
2014	9,131
Thereafter	131,708

Undiscounted remedial liabilities	187,541
Less: Discount	(42,055)

Total remedial liabilities	$145,486

        In light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2009 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $145.5 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $21.8 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES (Continued)

        Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses
Facilities now used in active conduct of the Company's business (20 facilities)	$50,290	34.6%	$10,295
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (16 facilities)	86,761	59.6	10,636
Superfund sites owned by third parties on which wastes generated or shipped by the sellers of the CSD assets (or their predecessors) of such sites are present (14 sites)	8,435	5.8	862

Total	$145,486	100.0%	$21,793

        Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Losses(1)(2)
Baton Rouge, LA	Closed incinerator and landfill	$37,498	25.8%	$5,279
Bridgeport, NJ	Closed incinerator	28,064	19.3	3,412
Mercier, Quebec	Open incinerator and legal proceedings	13,187	9.0	1,355
El Dorado, AR	Open incinerator	7,609	5.2	684
San Jose, CA	Open treatment, storage, or disposal facilities	9,000	6.2	945
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (31 facilities)	41,693	28.7	9,256
Various	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the sellers of the CSD assets (or their predecessors) are present (14 sites)	8,435	5.8	862

Total		$145,486	100.0%	$21,793

(1)
Reasonably possible additional losses include estimates of remediation liability related to the legal and administrative proceedings discussed in Note 18, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

(2)
Amounts represent the high end of the range of management's best estimate of the reasonably possible additional losses.

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

(10) FINANCING ARRANGEMENTS

        The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2009	December 31, 2008
Senior secured notes, at 11.25%, due July 15, 2012	$—	$23,032
Revolving facility, due December 1, 2010	—	—
Synthetic letter of credit facility, due December 1, 2010	—	—
Term loan, at 2.97% on December 31, 2008, due December 1, 2010	—	30,000
Senior secured notes, at 7.625%, due August 15, 2016	300,000	—
Revolving credit facility, due July 31, 2013	—	—
Less unamortized issue discount	(7,567)	(162)

Long-term obligations	$292,433	$52,870

        The following summarizes the principal financing activities of the Company during the year ended December 31, 2009:

  •
  July 24, 2009: the Company repaid its then outstanding $30.0 million term loan due in 2010;

  •
  July 31, 2009: the Company discharged its $23.0 million of then outstanding senior secured notes due 2012 (the "former notes") by calling such notes for redemption on August 31, 2009 and depositing with the trustee the redemption price of $23.7 million and accrued interest of $0.3 million through the redemption date;

  •
  July 31, 2009: the Company amended its previous $70.0 million revolving credit facility and $50.0 million synthetic letter of credit facility with a new $120 million revolving credit facility (described below);

  •
  July 31, 2009: the Company assumed all of Eveready's then outstanding debt including capital leases;

  •
  July 31, 2009: the Company repaid $47.1 million of Eveready's then outstanding convertible subordinated debentures at 101% principal plus accrued interest of $0.3 million; and

  •
  August 14, 2009: the Company issued $300 million principal amount of 7 5/8% senior secured notes due 2016 for net proceeds of $292.1 million. The Company used approximately $175.0 million of the net proceeds to repay all amounts outstanding under Eveready's existing credit facility and certain capital leases, and to pay certain related fees, expenses and other costs. The Eveready credit facility was terminated in connection with the repayment of all amounts outstanding thereunder.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS (Continued)

        In connection with the above mentioned transactions, the Company recorded an aggregate $4.9 million loss on early extinguishment of debt, which included $0.7 and $2.2 million in prepayment penalties on the senior secured notes and Eveready credit facility, respectively, other fees of $0.2 million, and non-cash expenses of $1.7 million and $0.1 million for unamortized financing costs and discount, respectively.

        The principal terms of the senior secured notes and the revolving credit facility are as follows:

        Senior Secured Notes.    Interest is payable semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The senior secured notes were issued pursuant to an indenture dated as of August 14, 2009 (the "indenture"), among the Company, as issuer, substantially all of the Company's domestic subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and senior secured notes collateral agent.

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

        The senior secured notes are guaranteed by substantially all the Company's current and future domestic restricted subsidiaries. The senior secured notes are the Company's and the guarantors' senior secured obligations ranking equally, subject to the lien priorities summarized below, with all of the Company's and the guarantors' existing and future senior obligations (including obligations under the Company's credit agreement) and senior to any future indebtedness that is expressly subordinated to the senior secured notes and the guarantees. The senior secured notes and the guarantees are secured by a first lien on substantially all of the assets of the Company and its domestic restricted subsidiaries (the "Notes Collateral"), except for accounts receivable, related general intangibles and instruments and proceeds related thereto (the "Revolver Collateral") and certain other excluded collateral as provided in the indenture and subject to certain exceptions and permitted liens. The senior secured notes and the guarantees are also secured by a second lien on the Revolver Collateral that, along with a second lien on the Notes Collateral, secure the Company's obligations under its revolving credit

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS (Continued)

facility. The senior secured notes are not guaranteed by, or secured by the assets of, the Company's foreign subsidiaries, including Eveready.

        If the Company or its domestic subsidiaries sell assets under specified circumstances, the Company must offer to repurchase the senior secured notes from certain of the net proceeds of such sale at a purchase price equal to 100% of the principal amount, plus any accrued and unpaid interest, to the applicable repurchase date.

        In connection with the issuance of the senior secured notes, the Company and the guarantors entered into a registration rights agreement dated August 14, 2009, with the initial purchasers of the senior secured notes. Under the terms of the registration rights agreement, the Company and the guarantors were required to file with the SEC an exchange offer registration statement and use commercially reasonable efforts to cause the exchange offer to be consummated within 180 days following the issuance of the senior secured notes, thereby enabling holders to exchange the senior secured notes for registered senior secured notes with terms substantially identical to the terms of the original senior secured notes. In accordance with the registration rights agreement, the Company completed that registered exchange offer on December 11, 2009.

        Revolving Credit Facility.    Under the new revolving credit facility, the Company has the right to borrow and obtain letters of credit for a combined maximum of up to $120.0 million, with a sub-limit of $110.0 million for letters of credit. Availability under the new facility is subject to a borrowing base comprised of 85% of the Company's and its U.S. subsidiaries' eligible accounts receivable and 97% of eligible cash pledged under the new facility. The new facility has a term of four years. Bank of America, N.A. ("BofA") is the administrative agent and collateral agent for the lenders and the issuing bank for letters of credit.

        Borrowings under the revolving credit facility bear interest at a rate of, at the Company's option, either (i) LIBOR plus an applicable margin ranging from 3.25% to 3.75% per annum based on the then level of the Company's fixed charge coverage ratio or (ii) BofA's base rate plus an applicable margin ranging from 2.25% to 2.75% per annum based on such fixed charge coverage ratio. In addition, there is an unused line fee, calculated on the then unused portion of the lenders' $120.0 million maximum commitment, ranging from 0.50% to 0.75% per annum of the unused commitment. For outstanding letters of credit, the Company will pay to the lenders a fee equal to the then applicable LIBOR margin described above, and to BofA a standard fronting fee and customary fees and charges in connection with all amendments, extensions, draws and other actions with respect to letters of credit. At December 31, 2009, the revolving credit facility had no outstanding loans, $31.3 million available to borrow and $88.7 million of letters of credit outstanding.

        The Company's obligations under the new revolving letter of credit facility (including revolving loans and reimbursement obligations for outstanding letters of credit) are guaranteed by substantially all of its U.S. subsidiaries and secured by a first lien on the Revolver Collateral and a second lien on the Notes Collateral as described above.

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

(11) HELD FOR SALE

        In connection with the Company's acquisition of Eveready, the Company agreed with the Canadian Commissioner of Competition to divest Eveready's Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to the Company's existing landfill in the region. The Pembina Area Landfill meets the held for sale criteria and therefore the fair values of its assets and liabilities less estimated costs to sell have been recorded as held for sale in the Company's consolidated balance sheet in the Technical Services segment and the net income presented as income from discontinued operations on the consolidated statement of income at December 31, 2009. During the period from July 31 to December 31, 2009, the Pembina Area Landfill recorded $3.1 million of revenues and $2.0 million of pre-tax income which are included in the calculation of income from discontinued operations. At December 31, 2009, the components of assets and liabilities held for sale in the consolidated balance sheet were as follows (in thousands):

December 31, 2009
Current assets	$1,994
Property, plant and equipment	10,494
Permits and other intangibles	1,073

Assets held for sale	$13,561

Current liabilities	$801
Closure and post-closure liabilities	2,398

Liabilities held for sale	$3,199

(12) RELATED PARTY TRANSACTIONS

        During the year ended December 31, 2009, the Company recorded no revenue from related party transactions, but incurred $0.7 million in cost of revenues and selling, general and administrative expenses and acquired $0.2 million of capitalized service equipment as a result of these transactions. As at December 31, 2009, outstanding amounts collectible from or owing to related parties included in accounts receivable and accounts payable and accrued liabilities were immaterial.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) INCOME TAXES

        The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Domestic	$57,763	$77,420	$71,449
Foreign	5,742	16,557	789

Total	$63,505	$93,977	$72,238

        The provision for income taxes consisted of the following:

	For the Year Ended December 31,
	2009	2008	2007
Current:
Federal	$12,059	$21,235	$22,926
State	3,163	7,432	7,913
Foreign	6,868	3,556	4,497

	22,090	32,223	35,336

Deferred
Federal	4,965	3,178	(5,002)
State	968	(1,231)	(1,001)
Foreign	(1,204)	2,321	(1,293)

	4,729	4,268	(7,296)

Net provision for income taxes	$26,819	$36,491	$28,040

        The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows:

	For the Year Ended December 31,
	2009	2008	2007
Tax expense at statutory rate	$22,227	$32,892	$25,259
State income taxes, net of federal benefit	2,067	3,760	3,323
Foreign rate differential	(4,213)	(4,533)	(4,440)
Change in federal valuation allowance	—	—	(765)
Non-deductible transaction costs	1,921
Other	1,335	277	(499)
Uncertain tax position interest and penalties, net of benefit	3,482	4,095	5,487
Tax credits, net	—	—	(325)

Net provision for income taxes	$26,819	$36,491	$28,040

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) INCOME TAXES (Continued)

        The components of the total net deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Workers compensation accrual	$3,903	$3,543
Provision for doubtful accounts	4,536	2,570
Closure, post-closure and remedial liabilities	39,660	39,769
Accrued expenses	11,226	9,098
Accrued compensation	1,630	1,678
Net operating loss carryforwards(1)	2,750	2,161
Tax credit carryforwards(2)	14,120	13,656
Uncertain tax positions accrued interest and federal benefit	9,524	8,132
Other	3,952	1,380

Total deferred tax asset	91,301	81,987
Deferred tax liabilities:
Property, plant and equipment	(53,174)	(39,162)
Permits and customer databases	(19,263)	(13,996)

Total deferred tax liability	(72,437)	(53,158)

Total net deferred tax asset before valuation allowance	18,864	28,829

Less valuation allowance	(11,242)	(10,811)

Net deferred tax asset	$7,622	$18,018

(1)
As of December 31, 2009, the net operating loss carryforwards included (i) state net operating loss carryovers of $1.0 million which begin to expire in 2019, (ii) Canadian net operating losses of $1.7 million which begin to expire in 2025 and (iii) other foreign net operating losses of $0.1 million which begin to expire in 2013.

(2)
As of December 31, 2009, foreign tax credit carryforwards of $14.1 million expire between 2012 and 2019.

        During 2009, the Company decreased taxes payable for adjustments related to realized and recognized tax benefits of $1.1 million related to exercises of non-qualified stock options of which $0.5 million resulted in an increase to paid-in capital.

        The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2009 and 2008, the amount of earnings for which no repatriation tax has been provided was $46.8 million and $29.5 million, respectively. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if distributed.

        As of December 31, 2009, the Company has a remaining valuation allowance of approximately $11.2 million related to foreign tax credits, certain state net operating loss carryforwards and foreign net operating loss carryforwards. The Company believes that it is not more likely than not that such amounts will be utilized.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) INCOME TAXES (Continued)

        Included in the balance of tax contingencies for uncertain tax positions at December 31, 2009 and 2008 was $66.3 million and $49.1 million, respectively, of unrecognized tax benefits (including interest and penalties) that, if recognized, would affect the annual effective income tax rate.

        The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits at December 31, 2009 included accrued interest and penalties of $21.9 million and $6.1 million, respectively. Tax expense for the year ended December 31, 2009 included interest and penalties of $4.7 million.

        The changes to unrecognized tax benefits from January 1, 2008 through December 31, 2009, were as follows (in thousands):

	2009	2008	2007	Description
Unrecognized tax benefits as of January 1	$46,480	$50,071	$48,076	Additional Canadian federal liability for 2009 and additional state liabilities for 2008 and 2007
Gross increases in tax positions in prior periods	124	423	77	Additional state liability
Gross increases during the current period	—	355	61
Settlements	—	—	(260)
Lapse of statute of limitations	—	(1,748)	—
Foreign currency translation	1,574	(2,621)	2,117	Functional currency is Canadian dollars—booked to currency translation adjustment

Unrecognized tax benefits as of December 31	$48,178	$46,480	$50,071

        As of December 31, 2009, the Company had recorded $76.2 million of liabilities for unrecognized tax benefits of which $28.0 million related to interest and penalties.

        The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2003 through 2008. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2002 through 2008. The Company is currently not under examination by the IRS. The Company has ongoing state and local jurisdictional audits, which the Company believes will not result in material liabilities. One foreign jurisdiction conducted an audit in 2008 for calendar years 2003 through 2006, which was concluded with no material assessment.

        Due to expiring statutes in Canada, the Company anticipates that total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $12.9 million within the next twelve months. The $12.9 million includes interest and penalties of $5.1 million and is related to a business combination in Canada and will be recorded in earnings and therefore will impact the effective income tax rate.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) INCOME TAXES (Continued)

        Due to expiring state and local statutes in the United States, the Company anticipates that total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties, will decrease by approximately $1.3 million within the next twelve months. The $1.3 million includes interest and penalties of $0.4 million and is related to various state and local jurisdictional tax laws and will be recorded in earnings and therefore will impact the effective income tax rate.

(14) EARNINGS PER SHARE

        The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Years Ended December 31,
	2009	2008	2007
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$35,247	$57,486	$43,992
Income from discontinued operations, net of tax	1,439	—	—

Net income attributable to common stockholders	$36,686	$57,486	$43,992

Denominator:
Basic shares outstanding	24,817	22,465	19,827
Dilutive effect of equity-based compensation awards and warrants	116	401	803

Dilutive shares outstanding	24,933	22,866	20,630

Basic earnings per share
Income from continuing operations attributable to common stockholders	$1.42	$2.56	$2.22
Income from discontinued operations, net of tax	0.06	—	—

Net income attributable to common stockholders	$1.48	$2.56	$2.22

Diluted earnings per share
Income from continuing operations attributable to common stockholders	$1.41	$2.51	$2.14
Income from discontinued operations, net of tax	0.06	—	—

Net income attributable to common stockholders	$1.47	$2.51	$2.14

        For each of the years ended December 31, 2009, 2008 and 2007, the dilutive effect of all then outstanding warrants, options, restricted stock and Series B preferred stock is included in the above calculations. For the year ended December 31, 2009 the above calculation excluded the dilutive effects of 66 thousand outstanding performance stock awards for which the performance criteria were not attained at that time, 18 thousand stock options that were not then in-the-money, and 23 thousand unvested shares then held in the employee participation plan trust as described in Note 16, "Stock-Based Compensation and Employee Participation Plan." For each of the years ended December 31, 2008 and 2007, the dilutive effects of 85 thousand and 48 thousand outstanding performance stock

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) EARNINGS PER SHARE (Continued)

awards, respectively, were excluded from the above calculation as the performance criteria were not attained at that time.

(15) STOCKHOLDERS' EQUITY

  (a) Warrants

        On June 30, 2004, the Company issued warrants to purchase 2.8 million shares of the Company's common stock. The warrants provided for an exercise price of $8.00 per common share and an expiration date of September 10, 2009. Warrants activity from January 1, 2007 through December 31, 2008 was as follows:

	2008	2007
Outstanding at January 1,	348,690	498,690
Exercised	(348,690)	(150,000)

Outstanding at December 31,	—	348,690

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

        Prior to the conversion, each share of Series B preferred stock entitled its holder to receive a cumulative annual cash dividend of $4.00 per share, or at the election of the Company, a common stock dividend of equivalent value. Dividends were payable on the 15th day of January, April, July and October, at the rate of $1.00 per share, per quarter. During the year ended December 31, 2007, all dividends on the Series B preferred stock were paid in cash.

  (c) Common Stock

        As described in Note 3, "Business Combinations," the Company acquired Eveready on July 31, 2009 and, as a portion of the consideration, the Company issued to the former Eveready shareholders $118.4 million of the Company's common stock consisting of 2.4 million shares valued at $49.50 per Clean Harbors share (the closing price on the New York Stock Exchange on the day prior to the acquisition).

        On April 29, 2008, the Company issued 2.875 million shares of common stock, including 375,000 shares of common stock issued upon exercise of an underwriters' option, at a public offering price of $63.75 per share. After deducting the underwriter discount and offering expenses, the Company received net proceeds of $173.5 million from the issuance.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN

        In 1992 the Company adopted an equity incentive plan (the "1992 Plan"), which provides for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provides for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards, performance stock awards and common stock awards. The 2000 Plan allows up to 2.0 million shares to be awarded. As of December 31, 2009 and 2008 the Company had the following types of stock-based compensation awards outstanding under these plans: stock options, restricted stock awards and performance stock awards. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards vest over five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria as described below.

        As of December 31, 2009 the Company had reserved 410,902 shares of common stock available for grant under the 2000 Plan, exclusive of shares previously issued (either upon exercise of stock options or pursuant to restricted stock, performance stock or common stock awards) or reserved for options previously granted under the 2000 Plan. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2009 options for an aggregate of 22,550 shares, which shall remain in effect until such options are either exercised or expire in accordance with their terms.

        Total stock-based compensation cost charged to income from operations for the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $3.6 million and $4.8 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $0.4 million, $1.3 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Option Awards

        The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards based on the assumptions in the following table. In addition, the Company estimates forfeitures when recognizing compensation expense, and adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. The expected forfeiture rates used to calculated compensation expense were 5% for non-executive employees and 3% for executives and directors.

        The Company ceased issuing stock options awards in May 2008. The following weighted-average assumptions were used in calculating the grant date fair value of stock options awards issued during the years ended December 31, 2008 and 2007:

	2008	2007
Expected volatility	40.81%	80.02%-81.36%
Risk-free interest rate	2.31%-3.10%	4.58%-4.98%
Expected life (years)	3.3	2.9
Dividend yield	none	none

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

        Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the stock option shares. The risk-free rate for the stock options is the average yield rate of the 3- and 5-year term on the U.S. Treasury Constant Maturities at the inception of each quarterly stock option period. The expected life of the stock options shares is 3.3 years based on using the simplified method as described in Staff Accounting Bulletin No. 110. Due to the Company changing the nature of the awards granted beginning in 2006 from stock options to restricted stock awards and performance stock awards, the historical data does not provide a reasonable basis upon which to estimate expected term and therefore the Company continues to calculate the expected life by using the simplified method. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

        The following table summarizes activity under the Plans relating to stock options:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 12/31/09 (in thousands)
Outstanding at January 1, 2009	219,943	$20.45
Forfeited	(3,500)	2.50
Exercised	(29,169)	14.73

Outstanding at December 31, 2009	187,274	$21.68	3.21	$7,221

Vested and expected to vest	187,111	$21.65	3.20	$7,219

Exercisable at December 31, 2009	178,274	$20.23	3.00	$7,100

        The weighted-average grant date fair values of option grants for the years ended December 31, 2008 and 2007 were $20.78, and $26.13, respectively. As of December 31, 2009, there was $0.1 million of total unrecognized compensation cost arising from non-vested compensation related to stock option awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted-average period of four months. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $1.2 million, $9.6 million, and $6.8 million, respectively.

Restricted Stock Awards

        The following information relates to restricted stock awards that have been granted to employees and directors under the Company's stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions lapse upon the achievement of continued employment or service as a director over a five-year time period.

        The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and is amortized to expense over its vesting period. The expected forfeiture rates used to calculated compensation expense were 5% for non-executive employees and 3% for executives and directors.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

        The following table summarizes information about restricted stock awards for the year ended December 31, 2009:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2009	19,251	$34.61
Granted	46,100	54.71
Vested	(12,023)	37.86
Forfeited	(1,171)	46.97

Unvested at December 31, 2009	52,157	$51.35

        As of December 31, 2009, there was $2.1 million of total unrecognized compensation cost arising from restricted stock awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted-average period of 4.5 years. The total fair value of restricted stock vested during 2009, 2008 and 2007 was $0.7 million, $0.6 million and $0.4 million, respectively.

Performance Stock Awards

        The following information relates to performance stock awards that have been granted to employees under the Company's stock incentive plans. Generally, performance stock awards are subject to performance criteria such as predetermined revenue and EBITDA margin for a specified period of time. The vesting of the performance stock awards is based on achieving such targets and also includes continued service conditions.

        The fair value of each performance stock award is based on the closing price of the Company's stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is then considered probable. The expected forfeiture rates used to calculated compensation expense were 5% for employees and 3% for executives and directors.

        In regards to the performance stock awards granted in 2008, management previously believed that the performance targets would be achieved and therefore recorded compensation expense during fiscal 2008 and during the first quarter of 2009. As of June 30, 2009, based on the year-to-date results of operations, management determined that it was then not probable that the performance targets would be achieved, and therefore the cumulative expense recorded through March 31, 2009 of $1.7 million was reversed through sales, general and administrative expenses. As of December 31, 2009, the performance targets related to the 2008 performance stock awards were not met and therefore the performance stock awards granted in 2008 were forfeited. In regards to the performance stock awards granted in 2009, as of December 31, 2009, management continued to believe that it was not then probable that the performance targets would be achieved and therefore recorded no compensation expense for the year ended December 31, 2009.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

        The following table summarizes information about performance stock awards for the year ended December 31, 2009:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2009	119,216	$62.08
Granted	68,251	45.76
Vested	(18,321)	51.90
Forfeited	(88,339)	65.48

Unvested at December 31, 2009	80,807	$46.88

        As of December 31, 2009, there was $0.2 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards probable of vesting under the Company's stock incentive plans that will be recognized over the next two years. The total fair value of performance awards vested during 2009, 2008 and 2007 was $1.1 million, $0.8 million and $1.7 million, respectively.

Employee Stock Purchase Plan

        In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of one million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company's stockholders approved an increase of 500,000 in the maximum number of shares which can be issued under the ESPP. As of December 31, 2009, the Company had reserved 429,177 shares of common stock available for purchase under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair values of the purchase rights granted under the ESPP during the years ended December 31, 2009 and 2008 was $9.82 and $11.69, respectively.

Common Stock Awards

        In the years ended December 31, 2009 and 2008, the Company issued 2,400 shares and 2,900 shares of common stock at a weighted average grant-date fair value of $52.66 and $66.10, respectively, under the Company's 2000 Plan which vested immediately.

Employee Participation Plan

        Prior to the Company's acquisition of Eveready on July 31, 2009, Eveready's predecessor had established an employee participation plan (the "Plan") under which employees were offered an opportunity to purchase at the then market price up to a specified number of the predecessor's units

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

("Purchased Units") from the predecessor's treasury. For each employee who elected to participate (a "Participant"), Eveready's predecessor matched the Purchased Units with an equal number of units ("Matching Units") purchased on the open market and deposited the Matching Units into a trust (the "Trust"), with 20% of the Matching Units vesting each December 31 from 2007 through 2011 provided the Participant remained employed by Eveready's predecessor at the vesting date. Participants had the option to finance the Purchased Units with a loan from Bank of Montreal (a "BMO loan"), which carries an annual interest rate of LIBOR plus 0.5% for a term of 10 years with payment commencing in year six, secured by both the Purchased and the Matching Units. Upon the conversion of Eveready's predecessor into Eveready effective December 31, 2008, the Purchased Units held by Participants and Matching Units held by the Trust were converted (on the same ratio as other outstanding units) into Eveready common shares.

        When the Company acquired Eveready on July 31, 2009, the Eveready common shares held both by Participants and by the Trust were converted into cash and shares of the Company's common stock on the same terms as other outstanding Eveready common shares. The Matching Units converted into 23 thousand shares of the Company's common stock and will continue to be held in the Trust and vest according to the original vesting schedule. The Company has agreed with its employees who were Participants in the Plan to pay a cash bonus (a "Shortfall Bonus") to each such employee who remains employed by the Company on December 31, 2011 (or whose employment was involuntarily terminated by the Company in connection with the acquisition) to the extent (if any) that on December 31, 2011 there is a shortfall between (i) the amount which such employee originally paid for Purchased Units and (ii) the aggregate of (x) the market value on December 31, 2011 (but not less than $48.00 per Company share) of the Company's shares derived from the Purchased Units and Matching Units held by such employee and (y) the cash portion of the acquisition consideration received for such employee's Eveready shares as described above. To the extent that any such employee has an outstanding BMO loan balance on December 31, 2011, the amount of any such Shortfall Bonus (net of withholding taxes) shall first be applied against such outstanding loan balance, with the remainder (if any) of such net bonus paid to the employee. Based on the market value of $59.61 per share of the Company's common stock on December 31, 2009, the maximum amount of such Shortfall Bonus was $3.0 million on December 31, 2009.

        The Company classifies the Plan as an equity award and compensation expense of $0.3 million was recognized for the year ended December 31, 2009. The potential Shortfall Bonus is classified as a liability award and measured based on the award's fair value at each reporting date until the date of settlement. The fair value of the Shortfall Bonus is determined to be the difference between (i) the Participants' original investment in the Plan and (ii) the aggregate of the market value (but not less than $48.00 per Company share) of the Company's shares derived from both Purchased Units and Matching Units and the cash portion of the acquisition consideration received, adjusted for the portion of requisite service that has been rendered as of the measurement date. Compensation cost for the period is based on the change or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date, in the fair value of the potential Shortfall Bonus. Compensation cost relating to the potential Shortfall Bonus for the year ended December 31, 2009 was $0.3 million.

        On December 31, 2009, 9,075 shares vested and during 2009, 14,400 shares were forfeited and continued to be held by the trust. As of December 31, 2009, there was $0.8 million of total

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

unrecognized compensation cost arising from the remaining unvested shares in the Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

(17) EMPLOYEE BENEFIT PLANS

        The Company has responsibility for a defined benefit plan that covers 25 active non-supervisory Canadian employees. The Company accounts for the defined benefit plan in accordance with ASC 962, Defined Contribution Pension Plans ("ASC 962"), which required separate recognition of the over funded or under funded status of the pension plan as an asset or liability. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations to current and retired employees.

        The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2009	2008	2007
Service cost	$115	$199	$176
Interest cost	416	374	359
Expected return on fair value of assets	(368)	(459)	(441)
Actuarial loss	78	11	—

Net periodic pension cost	$241	$125	$94

        Weighted average assumptions used to determine pension benefit obligations at year end and net pension cost for the following years were as follows:

	2009	2008	2007
Discount rate	5.75%	6.30%	5.18%
Expected return on fair value of assets	6.75%	6.75%	7.00%
Rate of compensation increase	3.25%	2.75%	3.21%

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

        The accumulated benefit obligation was $6.8 million and $6.1 million at December 31, 2009 and 2008, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company's consolidated balance sheets at December 31, (in thousands):

	2009	2008
Change in benefit obligations:
Benefit obligation at the beginning of year	$6,324	$7,783
Service cost	115	199
Interest cost	416	374
Employee contributions	29	44
Actuarial loss	(238)	(314)
Benefits paid	(557)	(256)
Currency translation	1,049	(1,506)

Benefit obligation at end of year	$7,138	$6,324

	2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$5,122	$6,883
Actual return on plan assets	776	(843)
Employer contributions	392	555
Employee contributions	29	44
Benefits paid	(556)	(256)
Currency translation	920	(1,261)

Fair value of plan assets at end of year	$6,683	$5,122

	2009	2008
Unfunded pension liability (included in other long-term liabilities)	$(456)	$(1,202)

        The Company's pension assets measured at fair value by asset class at December 31, 2009 and 2008 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Canadian equities	$2,072	$—	$—	$2,072
Canadian corporate and other bonds	—	1,871	—	1,871
United States equities	1,002	—	—	1,002
International equities	869	—	—	869
Canadian government bonds	535	—	—	535
Cash and cash equivalents	334	—	—	334

Total	$4,812	$1,871	$—	$6,683

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) EMPLOYEE BENEFIT PLANS (Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Canadian equities	$1,537	$—	$—	$1,537
Canadian corporate and other bonds	—	1,537	—	1,537
United States equities	614	—	—	614
Non-North American equities	666	—	—	666
Canadian government bonds	461	—	—	461
Cash and cash equivalents	307	—	—	307

Total	$3,585	$1,537	$—	$5,122

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows at December 31, (in thousands):

	2009	2008	2007
Net (gain) loss	$(701)	$858	$354
Amortization of net loss	(85)	(10)	—

Total recognized in other comprehensive income	$(786)	$848	$354

        Amounts recognized in accumulated other comprehensive income during the years ended December 31, 2009, 2008 and 2007 were $1.1 million, $1.6 million and $0.9 million, respectively.

        The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $31 thousand.

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

        The Company's weighted average asset allocations at December 31, 2009 and 2008 were as follows:

	2009	2008
Canadian equities	31%	30%
Canadian corporate bonds	28%	30%
United States equities	15%	12%
International equities	13%	13%
Canadian government bonds	8%	9%
Cash and cash equivalents	5%	6%

Total	100%	100%

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) EMPLOYEE BENEFIT PLANS (Continued)

        The Company expects to contribute $387 thousand to this pension plan in 2010.

        Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

Year	Expected benefit payments
2010	$259
2011	259
2012	296
2013	296
2014	348
2015-2019	2,096

        The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions established annually by the Board of Directors. The Company expensed $1.0 million, expensed $1.0 million, and recognized income of $0.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

(18) COMMITMENTS AND CONTINGENCIES

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

        At December 31, 2009, the Company had recorded $28.8 million of reserves in the Company's financial statements for actual or potential liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below, and the Company believes that it is reasonably possible that the amount of such potential liabilities could be as much as $4.7 million more. The Company periodically adjusts the aggregate amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. Primarily all of such reasonably possible additional liability amounts resulting from the legal or administrative proceedings discussed below relate to remedial liabilities and they are therefore included in the reasonably possible additional liability amounts in the tables under the column heading "Remedial Liabilities (Including Superfund Liabilities) for Non-Landfill Operations" in Note 9, "Remedial Liabilities."

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2009, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2009, were as follows:

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

        On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At December 31, 2009 and 2008, the Company had accrued $12.8 million and $10.6 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The increase resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar and interest accretion.

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

        CH El Dorado is defending vigorously the claims asserted against Teris in those proceedings, and the Company believes that the resolution of those proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition to CH El Dorado's defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)

damages are not fully covered by insurance or the reserves which Teris had established on its books prior to the acquisition. The seller's parent also guaranteed the indemnification obligation of the seller to the Company.

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

Superfund Proceedings

        As of December 31, 2009, the Company has been notified that either the Company or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 60 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 60 sites, two involve facilities that are now owned by the Company and 58 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

        The Company's potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the "Listed Third Party Sites") of the 58 third party sites arose out of the Company's 2002 acquisition of substantially all of the assets (the "CSD assets") of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)

governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 18 are currently requiring expenditures on remediation, ten are now settled, six are not currently requiring expenditures on remediation, and at one site the Company is contesting the prior owner's liability with the PRP group. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and two of the Listed Third Party Sites (the Breslube-Penn and Casmalia sites) are further described below. Also further described below are one third party site (the Marine Shale site) at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities, certain of the other third party sites which are not related to the Company's acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

        BR Facility.    The Company acquired in 2002 as part of the CSD assets a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and stormwater discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality (the "LDEQ"). The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA.

        Breslube-Penn Site.    At one of the 35 Listed Third Party Sites, the Breslube-Penn site, the EPA brought suit in 1997 in the U.S. District Court for the Western District of Pennsylvania against a large number of PRPs for recovery of the EPA's response costs in connection with that site. The named defendants are alleged to be jointly and severally liable for the remediation of the site and all response costs associated with the site. One of the prior owners, GSX Chemical Services of Ohio ("GSX"), was a named defendant in the original complaint. In 2006, the EPA filed an amended complaint naming the Company as defendant, alleging that the Company was the successor in interest to the liability of GSX.

        Casmalia Site.    At one of the 35 Listed Third Party Sites, the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia site") in Santa Barbara County, California, the Company

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)

received from the EPA a request for information in May 2007. In that request, the EPA is seeking information about the extent to which, if at all, the prior owner transported or arranged for disposal of waste at the Casmalia site. The Company has not recorded any liability for this 2007 notice on the basis that such transporter or arranger liability is currently neither probable nor estimable.

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

        On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company's acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the "Site Group") to retain common counsel and participate in further negotiations with the EPA and the LDEQ regarding a remedial investigation feasibility study directed towards the eventual remediation of the Marine Shale site.

        The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. As of December 31, 2009 and December 31, 2008, the amount of the Company's remaining reserves relating to the Marine Shale site was $3.7 million and $3.8 million, respectively.

        Certain Other Third Party Sites.    At 14 of the 58 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for waste disposed prior to the Company's acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 14 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for these sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining 58 third party sites not discussed above, however the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

        Other Notifications.    Between September 2004 and May 2006, the Company also received notices from certain of the prior owners of the CSD assets seeking indemnification from the Company at five

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)

third party sites which are not included in the third party sites described above that have been designated as Superfund sites or potential Superfund sites and for which those prior owners have been identified as PRPs or potential PRPs. The Company has responded to such letters asserting that the Company has no obligation to indemnify those prior owners for any cleanup and related costs (if any) which they may incur in connection with these five sites. The Company intends to assist those prior owners by providing information that is now in the Company's possession with respect to those five sites and, if appropriate to participate in negotiations with the government agencies and PRP groups involved. The Company has also investigated the sites to determine the existence of potential liabilities independent from the liability of those former owners, and concluded that at this time the Company is not liable for any portion of the potential cleanup of the five sites and therefore has not established a reserve.

Federal, State and Provincial Enforcement Actions

        From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2009, there were four proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations. One of such other regulatory proceedings is further described below.

        Thorold Fire.    On February 19, 2007, an explosion and fire occurred at the Company's Thorold facility in Ontario during non-business hours destroying a storage warehouse and damaging several nearby buildings on site. No employee casualties or injuries were reported. On October 23, 2007 the Ontario Ministry of the Environment announced that it had concluded its investigation into the fire and that there were no grounds to initiate action against the Company. This action by the Ontario Ministry of the Environment followed a prior pronouncement by the provincial Ministry of Health that there were no long-term health impacts from the fire. Despite the earlier pronouncements, on February 12, 2009 the Ontario Ministry of the Environment initiated proceedings against one of the Company's Canadian subsidiaries in the Ontario Court of Justice alleging three violations of the Environmental Protection Act. On February 19, 2010, the parties came to a full and final resolution of all outstanding matters arising from the Thorold Fire. The matter was resolved for an immaterial amount.

Guarantees

        Each Participant in the Eveready Employee Participation Plan (the "Plan") described in Note 16, "Stock-Based Compensation and Employee Participation Plan," had the option to finance the acquisition of Purchased Units either through the employee's own funds or a BMO loan to the Participant secured by both the Purchased and Matching Units. Because of the decline in the market value of the predecessor's units and of Eveready shares subsequent to the purchase by the Participants of the Purchased Units, Eveready subsequently provided to BMO a guarantee of the BMO loans in the maximum amount at December 31, 2009 of Cdn $5.4 million (plus interest and collection costs). At December 31, 2009, the aggregate amount of such guarantee, after giving effect to the market value on that date of the Company's shares derived from the Purchased and Matching Units which secure the BMO loans, was Cdn $1.0 million. At December 31, 2009, the Company had accrued Cdn $0.6 million

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)

related to such guarantee. As described in Note 16, "Stock-Based Compensation and Employee Participation Plan," the Company has agreed with certain of its employees who were Participants in the Plan to pay on December 31, 2011 to those employees a Shortfall Bonus under certain circumstances and the maximum amount of the potential Shortfall Bonus as of December 31, 2009 was $3.0 million. To the extent, if any, that the Company becomes obligated to pay on December 31, 2011 a Shortfall Bonus to any employees who then have outstanding balances in their respective BMO loans, the amount of such Shortfall Bonus (net of withholding taxes) shall first be applied against such outstanding BMO loan balances, thereby decreasing the amount, if any, which the Company might be obligated to pay directly to BMO under the guarantee which Eveready provided to BMO on the BMO loans.

        The Company has provided a guarantee to a certain financial institution for financing obtained by a contractor to purchase specific service and automotive equipment in supplying services to the Company. As of December 31, 2009, the total balance of all outstanding third party payments guaranteed by the Company was Cdn $0.9 million. The financing is collateralized by the specific equipment purchased and is due to mature between 2010 and 2011. The Company would be required to settle the guarantee if the contractor were to default on the obligation and the collateral held by the financial institution was not sufficient to repay the balance due.

Leases

        The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from 1 to 20 years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2009 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2010	$2,524	$33,801
2011	2,135	24,812
2012	2,001	19,474
2013	1,968	14,721
2014	1,461	6,002
Thereafter	172	26,471

Total minimum lease payments	10,261	$125,281

Less: imputed interest at interest rates ranging from 5.00% to 22.00%	1,423

Present value of future minimum lease payments	8,838
Less: current portion of capital lease obligations	1,923

Long-term capital lease obligations	$6,915

        During the years 2009, 2008 and 2007, rent expense including short-term rentals, was approximately $53.6 million, $46.7 million, and $47.0 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)

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

        On August 12, 2005, the Ontario Ministry of the Environment adopted new regulations which prohibit land disposal of untreated hazardous waste and require the waste to meet specific treatment standards prior to land disposal. Land disposal includes onsite and offsite land filling, land farming and any other form of land disposal. These requirements are similar to the RCRA Land Disposal Restrictions, or "LDR," enacted in the United States and thus bring the Province of Ontario in closer conformity with the United States regulatory scheme. The new Ontario LDR commenced in 2007 through a phased-in schedule based on specific inorganic waste streams, and are now fully implemented with the regulation of organic waste streams that became effective at the end of 2009.

        Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy is $0.275 million. The deductible per occurrence for the workers' compensation, general liability and vehicle liability is $0.5 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2009 and 2008, the Company had accrued $9.9 million and $9.1 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 1.59%. Actual expenditures in future periods can differ materially from accruals based on estimates.

        Anticipated payments at December 31, 2009 for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2010	$4,500
2011	2,435
2012	1,705
2013	961
2014	587
Thereafter	957

Undiscounted self-insurance liabilities	11,145
Less: Discount	1,251

Total self-insurance liabilities (included in other accrued expenses)	$9,894

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) SEGMENT REPORTING

        In the third quarter of 2009, in connection with the acquisition of Eveready, the Company re-aligned and expanded its reportable segments to include four reportable segments rather than two. Prior to the acquisition, the Company's two reportable segments were Technical Services and Site Services. The new reportable segments include Technical Services, Field Services, Industrial Services and Exploration Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is "Adjusted EBITDA," which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. Also excluded are loss on early extinguishment of debt, equity interest in joint venture, other (income) expense, and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers. The Company has reflected the impact of the change in its segment reporting in all periods presented to provide financial information that consistently reflects the Company's current approach to managing the operations.

        The operations not managed through the Company's four operating segments are recorded as "Corporate Items." Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the four operating segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company's four operating segments.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) SEGMENT REPORTING (Continued)

        The following table reconciles third party revenues to direct revenues for the years ended December 31, 2009, 2008 and 2007 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Year Ended December 31, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$648,412	$223,621	$183,893	$17,990	$304	$1,074,220
Intersegment revenues, net	24,557	(20,876)	(2,067)	402	(2,016)	—

Direct revenues	$672,969	$202,745	$181,826	$18,392	$(1,712)	$1,074,220

	For the Year Ended December 31, 2008
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$710,181	$278,825	$41,690	$—	$17	$1,030,713
Intersegment revenues, net	24,759	(20,394)	(2,181)	—	(2,184)	—

Direct revenues	$734,940	$258,431	$39,509	$—	$(2,167)	$1,030,713

	For the Year Ended December 31, 2007
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$669,892	$237,082	$39,904	$—	$39	$946,917
Intersegment revenues, net	24,469	(21,151)	(2,168)	—	(1,150)	—

Direct revenues	$694,361	$215,931	$37,736	$—	$(1,111)	$946,917

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) SEGMENT REPORTING (Continued)

        The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, non-recurring severance charges, (gain) loss on disposal of assets held for sale, other (income) expense, and loss on refinancing to segments.

	For the Year Ended December 31,
	2009	2008	2007
Adjusted EBITDA:
Technical Services	$177,683	$186,476	$163,405
Field Services	24,438	37,116	34,830
Industrial Services	20,630	8,988	5,590
Exploration Services	623	—	—
Corporate Items	(65,794)	(69,361)	(70,528)

Total	157,580	163,219	133,297

Reconciliation to Consolidated Statements of Income:
Depreciation and amortization	64,898	44,471	37,590
Accretion of environmental liabilities	10,617	10,776	10,447

Income from operations	82,065	107,972	85,260
Other (income) expense	(259)	119	(135)
Loss on early extinguishment of debt	4,853	5,473	—
Interest expense, net of interest income	15,999	8,403	13,157

Income from continuing operations before provision for income taxes	$61,472	$93,977	$72,238

Revenue, property, plant and equipment and intangible assets outside of the United States

        For the year ended December 31, 2009, the Company derived approximately $787.9 million or 73.3% of revenues from customers located in the United States and Puerto Rico, approximately $285.7 million or 26.6% of revenues from customers located in Canada, and less than 1.0% of revenues from other foreign customers. For the year ended December 31, 2008, the Company derived approximately $897.2 million or 87.0% of revenues from customers located in the United States and Puerto Rico, approximately $132.8 million or 12.9% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico. For the year ended December 31, 2007, the Company derived approximately $821.9 million or 86.8% of revenues from customers located in the United States and Puerto Rico, approximately $124.0 million or 13.1% of revenues from customers located in Canada, and less than 1.0% of revenues from customers in Mexico.

        As of December 31, 2009, the Company had property, plant and equipment, net of depreciation and amortization of $589.9 million, and permits and other intangible assets of $114.2 million. Of these totals, $305.6 million or 51.8% of property, plant and equipment and $62.5 million or 54.7% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries). As of December 31, 2008, the Company had property, plant and equipment, net of depreciation and amortization of $295.5 million, and permits and other intangible assets of $71.8 million. Of these totals, $30.9 million or 10.5% of property, plant

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) SEGMENT REPORTING (Continued)

and equipment and $18.8 million or 26.2% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in Mexico).

        The following table presents assets by reported segment and in the aggregate. Certain amounts presented below are subject to change pending the Company's finalization of the valuation of the Eveready and EnviroSORT acquisitions (in thousands):

	December 31, 2009	December 31, 2008
Property, plant and equipment, net
Technical Services	$259,237	$234,582
Field Services	40,578	25,337
Industrial Services	217,518	5,285
Exploration Services	47,256	—
Corporate or other assets	25,355	30,257

Total property, plant and equipment, net	$589,944	$295,461

Intangible assets:
Technical Services
Goodwill	$25,856	$22,417
Permits and other intangibles, net	65,162	64,818

Total Technical Services	91,018	87,235

Field Services
Goodwill	5,778	2,161
Permits and other intangibles, net	10,107	6,704

Total Field Services	15,885	8,865

Industrial Services
Goodwill	13,823	—
Permits and other intangibles, net	24,105	232

Total Industrial Services	37,928	232

Exploration Services
Goodwill	10,628	—
Permits and other intangibles, net	14,814	—

Total Exploration Services	25,442	—

Total	$170,273	$96,332

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) SEGMENT REPORTING (Continued)

        The following table presents the total assets by reported segment. Certain amounts presented below are subject to change pending the Company's finalization of the valuation of the Eveready and EnviroSORT acquisitions (in thousands):

	December 31, 2009	December 31, 2008
Technical Services	$513,450	$446,717
Field Services	75,445	43,672
Industrial Services	270,691	5,840
Exploration Services	83,503	—
Corporate Items	457,979	402,107

Total	$1,401,068	$898,336

        The following table presents the total assets by geographical area. Certain amounts presented below are subject to change pending the Company's finalization of the valuation of the Eveready and EnviroSORT acquisitions (in thousands):

	December 31, 2009	December 31, 2008
United States	$796,671	$771,751
Canada	602,480	126,585
Other foreign	1,917	—

Total	$1,401,068	$898,336

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2009
Revenues	$206,306	$215,337	$305,608	$346,969
Cost of revenues	143,513	146,254	210,900	252,816
Gross Profit	62,793	69,083	94,708	94,153
Income from operations	10,713	16,430	26,999	27,923
Other income (expense)	33	11	111	104
Income from discontinued operations, net of tax	—	—	412	1,027
Net income	4,955	8,624	9,185	13,922
Basic income per share	0.21	0.36	0.36	0.53
Diluted income per share	0.21	0.36	0.36	0.53

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2008
Revenues	$242,509	$265,259	$273,157	$249,788
Cost of revenues	170,194	178,384	187,063	172,179
Gross Profit	72,315	86,875	86,094	77,609
Income from operations	20,000	29,847	31,260	26,865
Other income (expense)	(104)	59	(104)	30
Net income	8,922	15,987	14,628	17,949
Basic income per share	0.44	0.71	0.62	0.76
Diluted income per share	0.43	0.70	0.61	0.75

        Earnings per share are computed independently for each of the quarters presented. Accordingly, the 2009 and 2008 quarterly basic and diluted earnings per share do not equal the total computed for the year.

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

        On August 14, 2009, $300.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and guaranteed by substantially all of the parent's subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several. As of December 31, 2009, the principal balance of the outstanding senior secured notes was $300.0 million. The notes are not guaranteed by the Company's Canadian or other foreign subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating balance sheet at December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$141,339	$50,407	$41,800	$—	$233,546
Intercompany receivables	286,585	—	—	(286,585)	—
Other current assets	13,629	206,443	166,632	—	386,704
Property, plant and equipment, net	—	282,583	307,361	—	589,944
Investments in subsidiaries	519,933	201,592	91,654	(813,179)	—
Intercompany debt receivable	236,699	114,603	3,701	(355,003)	—
Other long-term assets	16,643	75,564	98,667	—	190,874

Total assets	$1,214,828	$931,192	$709,815	$(1,454,767)	$1,401,068

Liabilities and Stockholders' Equity:
Current liabilities	$12,333	$139,725	$81,262	$—	$233,320
Intercompany payables	—	254,136	32,449	(286,585)	—
Closure, post-closure and remedial liabilities, net	—	144,302	18,582	—	162,884
Long-term obligations	292,433	—	—	—	292,433
Capital lease obligations, net	—	140	6,775	—	6,915
Intercompany debt payable	3,701	—	351,302	(355,003)	—
Other long-term liabilities	55,870	2,929	32,892	—	91,691

Total liabilities	364,337	541,232	523,262	(641,588)	787,243
Stockholders' equity	850,491	389,960	186,553	(813,179)	613,825

Total liabilities and stockholders' equity	$1,214,828	$931,192	$709,815	$(1,454,767)	$1,401,068

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating balance sheet at December 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$121,894	$67,934	$59,696	$—	$249,524
Intercompany receivables	—	—	72,072	(72,072)	—
Other current assets	20,970	196,914	21,644	—	239,528
Property, plant and equipment, net	—	264,160	31,301	—	295,461
Investments in subsidiaries	418,048	169,135	91,654	(678,837)	—
Intercompany debt receivable	—	98,039	3,701	(101,740)	—
Other long-term assets	14,650	75,005	24,168	—	113,823

Total assets	$575,562	$871,187	$304,236	$(852,649)	$898,336

Liabilities and Stockholders' Equity:
Current liabilities	$1,627	$163,928	$15,818	$—	$181,373
Intercompany payables	34,552	37,520	—	(72,072)	—
Closure, post-closure and remedial liabilities, net	—	145,650	15,611	—	161,261
Long-term obligations	52,870	—	—	—	52,870
Capital lease obligations, net	—	270	90	—	360
Intercompany debt payable	3,701	—	98,039	(101,740)	—
Other long-term liabilities	53,766	3,867	15,794	—	73,427

Total liabilities	146,516	351,235	145,352	(173,812)	469,291
Stockholders' equity	429,046	519,952	158,884	(678,837)	429,045

Total liabilities and stockholders' equity	$575,562	$871,187	$304,236	$(852,649)	$898,336

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the consolidating statement of income for the year ended December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$780,495	$285,246	$8,479	$1,074,220
Cost of revenues	—	547,103	197,901	8,479	753,483
Selling, general and administrative expenses	145	121,780	41,232	—	163,157
Accretion of environmental liabilities	—	9,610	1,007	—	10,617
Depreciation and amortization	—	45,573	19,325	—	64,898

Income from operations	(145)	56,429	25,781	—	82,065
Other income (expense)	—	125	134	—	259
Loss on early extinguishment of debt	(2,538)	—	(2,315)	—	(4,853)
Interest income (expense), net	(14,340)	(861)	(798)	—	(15,999)
Equity in earnings of subsidiaries	74,367	29,403	—	(103,770)	—
Intercompany dividend income (expense)	—	—	12,038	(12,038)	—
Intercompany interest income (expense)	—	19,478	(19,478)	—	—

Income from continuing operations before provision for income taxes	57,344	104,574	15,362	(115,808)	61,472
Provision for income taxes	20,658	802	4,765	—	26,225

Income from continuing operations	36,686	103,772	10,597	(115,808)	35,247
Income from discontinued operations, net of tax	—	—	1,439	—	1,439

Net income	$36,686	$103,772	$12,036	$(115,808)	$36,686

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$33,494	$33,952	$25,824	$93,270

Cash flows from investing activities:
Additions to property, plant and equipment	—	(49,628)	(12,616)	(62,244)
Acquisitions, net of cash acquired	(402)	—	(54,074)	(54,476)
Sales of marketable securities	—	—	105	105
Proceeds from sale of fixed assets	—	298	154	452
Investment in subsidiaries	(378,520)	237,442	141,078	—
Costs to obtain or renew permits	—	(896)	(1,332)	(2,228)

Net cash from investing activities	(378,922)	187,216	73,315	(118,391)

Cash flows from financing activities:
Change in uncashed checks	—	565	3,469	4,034
Proceeds from exercise of stock options	430	—	—	430
Remittance of shares, net	(415)	—	—	(415)
Excess tax benefit from stock-based compensation	481	—	—	481
Proceeds from employee stock purchase plan	2,315	—	—	2,315
Deferred financing costs paid	(10,473)	—	—	(10,473)
Payments on capital leases	—	(384)	(734)	(1,118)
Payment on acquired debt	—	—	(230,745)	(230,745)
Principal payments on debt	(53,032)	—	—	(53,032)
Issuance of senior secured notes, net	292,107	—	—	292,107
Intercompany debt	(222,040)	—	222,040	—
Intercompany financing	118,800	(402)	(118,398)	—
Dividends (paid) received	236,699	(260,701)	24,002	—
Interest (payments) / received	—	22,228	(22,228)	—

Net cash from financing activities	364,872	(238,694)	(122,594)	3,584

Effect of exchange rate change on cash	—	—	5,559	5,559

Increase in cash and cash equivalents	19,444	(17,526)	(17,896)	(15,978)
Cash and cash equivalents, beginning of year	121,894	67,934	59,696	249,524

Cash and cash equivalents, end of year	$141,338	$50,408	$41,800	$233,546

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

(21) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2009

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2007	$2,530	$141	$1,721	$950
2008	$950	$244	$189	$1,005
2009	$1,005	$1,006	$1,179	$832

(a)
Amounts deemed uncollectible, net of recoveries.

Sales Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2007	$1,741	$18,644	$15,230	$5,155
2008	$5,155	$16,265	$15,702	$5,718
2009	$5,718	$12,559	$10,854	$7,423

(b)
Due to the nature of the Company's business and the complex invoices that result from the services provided, customers may withhold payments and attempt to renegotiate amounts invoiced. In addition, for some of the services provided, the Company's invoices are based on quotes that can either generate credits or debits when the actual revenue amount is known. Based on industry knowledge and historical trends, the Company records a revenue allowance accordingly. This practice causes the volume of activity flowing through the revenue allowance during the year to be higher than the balance at the end of the year. Increases in overall sales volumes and the expansion of the customer base in recent years have also increased the volume of additions and deductions to the allowance during the year, as well as increased the amount of the allowance at the end of the year.

        The revenue allowance is intended to cover the net amount of revenue adjustments that may need to be credited to customers' accounts in future periods. Management determines the appropriate total revenue allowance by evaluating the following factors on a customer-by-customer basis as well as on a consolidated level: historical collection trends, age of outstanding receivables, existing economic conditions and other information as deemed applicable. Revenue allowance estimates can differ materially from the actual adjustments, but historically the revenue allowance has been sufficient to cover the net amount of the reserve adjustments issued in subsequent reporting periods.

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Reserves	Balance End of Period
2007	$12,403	$(765)	$(1,613)	$10,025
2008	$10,025	$786	$—	$10,811
2009	$10,811	$(719)	$1,150	$11,242

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

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

        Based on their evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria in the Internal Control—Integrated Framework.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2009, which is included below in this Item 9A of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

        On July 31, 2009, the Company acquired Eveready (see Note 3 to the Consolidated Financial Statements). The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Eveready.

        Except as indicated above and otherwise discussed below, there have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Norwell, Massachusetts

        We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2010

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2010 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2010.

        For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2010 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2010 Annual Meeting of Stockholders, the following table includes information as of December 31, 2009 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	187,274	$21.68	410,902

(1)
Includes: (i) the Company's 1992 Equity Incentive Plan (the "1992 Plan") which expired in 2002, but under which there were outstanding on December 31, 2009, options for an aggregate of 22,550 shares; and (ii) the Company's 2000 Stock Incentive Plan under which there were on December 31, 2009, outstanding options for an aggregate of 164,724 shares, and 410,902 shares were available for grant of future options or restricted stock awards.

        In addition, the Company has an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2009, there were 429,177 shares reserved for future issuance under the ESPP.

        Note 17, "Employee Benefit Plans," to the financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this report presents further information about the plans summarized above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents Filed as a Part of this Report

        All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

    3.
    Exhibits:

        The list of exhibits filed as part of this annual report on Form 10-K is set forth on the Exhibit Index immediately following the signature page to this report, and such Exhibit Index is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM Alan S. McKim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman of the Board of Directors, President and Chief Executive Officer	March 1, 2010
/s/ JAMES M. RUTLEDGE James M. Rutledge	Executive Vice President, Chief Financial Officer	March 1, 2010
/s/ JOHN R. BEALS John R. Beals	Vice President, Controller and Chief Accounting Officer	March 1, 2010
* Gene Banucci	Director	March 1, 2010
* John P. DeVillars	Director	March 1, 2010
* John F. Kaslow	Director	March 1, 2010
* Rod Marlin	Director	March 1, 2010
* Daniel J. McCarthy	Director	March 1, 2010
* John T. Preston	Director	March 1, 2010
* Andrea Robertson	Director	March 1, 2010
* Thomas J. Shields	Director	March 1, 2010
* Lorne R. Waxlax	Director	March 1, 2010

*By:	/s/ ALAN S. MCKIM Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Acquisition Agreement dated as of April 29, 2009, among Clean Harbors, Inc., Clean Harbors Canada, Inc., and Eveready Inc. (including the Plan of Arrangement attached as Schedule A to such Agreement).	(6)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(7)
3.4B	Amended and Restated By-Laws of Clean Harbors, Inc.	(8)
4.33	Second Amended and Restated Credit Agreement dated as of July 31, 2009 among Clean Harbors, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(9)
4.33A	Security Agreement, dated as of July 31, 2009, among Clean Harbors, Inc., as the Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. named therein as other Grantors, and Bank of America, N.A., as Administrative Agent	(10)
4.33B	Amendment No. 1 dated as of August 14, 2009 to Second Amended and Restated Credit Agreement and Amendment to Security Agreement by and among (i) with respect to amendments to the Credit Agreement, Clean Harbors, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and (ii) with respect to amendments to the Security Agreement, Clean Harbors, Inc., as the Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. named therein as other Grantors, and Bank of America, N.A., as Administrative Agent	(10)
4.33C	Supplement No. 1 dated as of December 31, 2009, to Security Agreement dated as of July 31, 2009, among Clean Harbors, Inc. as the Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. named therein as other Grantors, and Bank of America, N.A. as Administrative Agent	Filed herewith
4.35	Indenture dated as of August 14, 2009, among Clean Harbors, Inc., as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee and Notes Collateral Agent	(10)

Item No.	Description	Location
4.35A	Supplemental Indenture dated as of December 31, 2009 among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as New Guarantors or Successor Guarantors, and U.S. Bank National Association, as Trustee and Notes Collateral Agent	Filed herewith
4.37	Security Agreement dated as of August 14, 2009, among Clean Harbors, Inc. and each of the subsidiaries of Clean Harbors, Inc. listed therein, as Grantors, and U.S. Bank National Association, as Notes Collateral Agent	(10)
4.37A	Supplement No. 1 dated as of December 31, 2009, to Security Agreement dated as of August 14, 2009, among Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. named therein as Grantors, and U.S. Bank National Association, as Notes Collateral Agent	Filed herewith
4.38	Intercreditor Agreement dated as of August 14, 2009, among Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. listed therein, Bank of America, N.A., as the Initial ABL Agent, and U.S. Bank National Association, as Trustee and Collateral Agent under the Senior Secured Notes Indenture	(10)
10.35	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of June 23, 1992	(11)
10.36	Stock Purchase Agreement among Clean Harbors, Inc., Southdown Environmental Treatment Systems, Inc. and Southdown, Inc. dated as of February 16, 1993	(12)
10.39	Asset Purchase Agreement among Clean Harbors of Chicago, Inc., Clean Harbors, Inc., CWM Chemical Services, Inc. and Chemical Waste Management, Inc. dated as of January 30, 1995	(13)
10.40	Asset Purchase Agreement among Clean Harbors Technology Corporation, Clean Harbors Inc. and Ecova Corporation dated as of March 31, 1995	(14)
10.42*	Clean Harbors, Inc. 2000 Stock Incentive Plan	(15)
10.42A*	Standard form of Non-Qualified Stock Option Agreement for employees	(16)
10.42B*	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers	(16)
10.42C*	Form of Non-Qualified Stock Option Agreement for non-employee directors	(16)
10.42D*	First Amendment dated February 21, 2007 to Clean Harbors, Inc. 2000 Stock Incentive Plan	(17)
10.42E*	Form of Restricted Stock Award Agreement	(18)
10.42F*	Form of Performance-Based Restricted Stock Award	(19)
10.42G*	Amendment dated March 9, 2009 to 2000 Stock Incentive Plan, as amended February 21, 2007	(20)
10.43*	Key Employee Retention Plan	(21)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)

Item No.	Description	Location
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.50*	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(22)
10.51	Purchase and Sale Agreement by and between SITA U.S.A. Inc. and Clean Harbors, Inc. for all of the outstanding ownership interests in Teris L.L.C. dated as of May 3, 2006	(19)
10.52*	Clean Harbors, Inc. Management Incentive Plan	(23)
10.53*	Clean Harbors, Inc. Annual CEO Incentive Bonus Plan	(24)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith
32	Section 1350 Certifications	Filed herewith

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

(6)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on April 30, 2009.

(7)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(8)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on April 7, 2005.

(9)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K/A Report filed on September 21, 2009.

(10)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 20, 2009.

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

(15)
Incorporated by reference to the Company's definitive Proxy Statement filed on April 28, 2000.

(16)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2004.

(17)
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

(20)
Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on March 13, 2009.

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

(24)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2009.