Form 10-Q
period 2010-03-31
CLEAN HARBORS INC
filed 2010-05-10
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	26,280,328
(Class)	(Outstanding at May 5, 2010)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
Current assets:
Cash and cash equivalents	$206,604	$233,546
Marketable securities	4,412	2,072
Accounts receivable, net of allowances aggregating $9,638 and $8,255, respectively	297,751	274,918
Unbilled accounts receivable	21,057	12,331
Deferred costs	5,312	5,192
Prepaid expenses and other current assets	18,417	18,348
Supplies inventories	41,440	41,417
Deferred tax assets	19,114	18,865
Assets held for sale	15,135	13,561
Total current assets	629,242	620,250
Property, plant and equipment:
Land	29,415	29,294
Asset retirement costs (non-landfill)	2,238	1,853
Landfill assets	49,685	48,646
Buildings and improvements	142,352	141,685
Camp equipment	58,396	52,753
Vehicles	125,343	120,587
Equipment	500,978	492,831
Furniture and fixtures	1,698	1,695
Construction in progress	14,003	14,413
	924,108	903,757
Less—accumulated depreciation and amortization	327,085	313,813
Total property, plant and equipment, net	597,023	589,944
Other assets:
Long-term investments	6,503	6,503
Deferred financing costs	9,694	10,156
Goodwill	56,713	56,085
Permits and other intangibles, net of accumulated amortization of $52,031 and $48,981, respectively	114,036	114,188
Other	3,980	3,942
Total other assets	190,926	190,874
Total assets	$1,417,191	$1,401,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$1,963	$1,923
Accounts payable	92,242	97,923
Deferred revenue	22,547	21,156
Accrued expenses	79,178	90,707
Current portion of closure, post-closure and remedial liabilities	18,615	18,412
Liabilities held for sale	3,522	3,199
Total current liabilities	218,067	233,320
Other liabilities:
Closure and post-closure liabilities, less current portion of $7,131 and $7,305, respectively	30,224	28,505
Remedial liabilities, less current portion of $11,484 and $11,107, respectively	133,630	134,379
Long-term obligations	292,651	292,433
Capital lease obligations, less current portion	6,659	6,915
Unrecognized tax benefits and other long-term liabilities	93,853	91,691
Total other liabilities	557,017	553,923

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 26,250,495 and 26,230,803 shares, respectively	262	262
Treasury stock	(2,083)	(2,068)
Shares held under employee participation plan	(1,150)	(1,150)
Additional paid-in capital	477,312	476,067
Accumulated other comprehensive income	43,451	26,829
Accumulated earnings	124,315	113,885
Total stockholders’ equity	642,107	613,825
Total liabilities and stockholders’ equity	$1,417,191	$1,401,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenues	$354,896	$206,306
Cost of revenues (exclusive of items shown separately below)	260,417	143,513
Selling, general and administrative expenses	45,484	37,369
Accretion of environmental liabilities	2,702	2,650
Depreciation and amortization	22,674	12,061
Income from operations	23,619	10,713
Other income	446	33
Interest expense, net of interest income of $102 and $390, respectively	(6,928)	(1,380)
Income from continuing operations before provision for income taxes	17,137	9,366
Provision for income taxes	7,089	4,411
Income from continuing operations	10,048	4,955
Income from discontinued operations, net of tax	382	—
Net income	$10,430	$4,955

Earnings per share:
Basic	$0.40	$0.21
Diluted	$0.40	$0.21

Weighted average common shares outstanding	26,251	23,748
Weighted average common shares outstanding plus potentially dilutive common shares	26,371	23,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$10,430	$4,955
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,674	12,061
Allowance for doubtful accounts	519	502
Amortization of deferred financing costs and debt discount	732	366
Accretion of environmental liabilities	2,702	2,650
Changes in environmental liability estimates	(772)	(230)
Deferred income taxes	(227)	(353)
Stock-based compensation	791	762
Excess tax benefit of stock-based compensation	(151)	(18)
Income tax benefit related to stock option exercises	151	17
Other income	(446)	(33)
Environmental expenditures	(2,162)	(2,213)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(20,158)	25,212
Other current assets	(5,811)	(2,389)
Accounts payable	(4,681)	(12,825)
Other current liabilities	(11,798)	(16,553)
Net cash from operating activities	(8,207)	11,911
Cash flows from investing activities:
Additions to property, plant and equipment	(16,552)	(23,936)
Acquisitions, net of cash acquired	—	(6,209)
Costs to obtain or renew permits	(586)	(264)
Proceeds from sales of fixed assets	828	50
Net cash from investing activities	(16,310)	(30,359)
Cash flows from financing activities:
Change in uncashed checks	(3,203)	(595)
Proceeds from exercise of stock options	81	67
Remittance of shares, net	(15)	(156)
Proceeds from employee stock purchase plan	574	585
Deferred financing costs paid	(53)	—
Payments on capital leases	(470)	(273)
Payment on acquired debt	—	(2,538)
Distribution of cash earned on employee participation plan	(148)	—
Excess tax benefit of stock-based compensation	151	18
Net cash from financing activities	(3,083)	(2,892)
Effect of exchange rate change on cash	658	(1,223)
Increase (decrease) in cash and cash equivalents	(26,942)	(22,563)
Cash and cash equivalents, beginning of period	233,546	249,524
Cash and cash equivalents, end of period	$206,604	$226,961

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$12,184	$2,150
Income taxes paid	4,751	4,741
Non-cash investing and financing activities:
Property, plant and equipment accrued	$2,324	$3,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Shares Held Under			Accumulated
	Number of Shares	$ 0.01 Par Value	Treasury Stock	Employee Participation Plan	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2010	26,231	$262	$(2,068)	$(1,150)	$476,067		$26,829	$113,885	$613,825
Net income	—	—	—	—	—	$10,430	—	10,430	10,430
Change in fair value of available for sale securities, net of taxes	—	—	—	—	—	1,955	1,955	—	1,955
Foreign currency translation	—	—	—	—	—	14,667	14,667	—	14,667
Comprehensive income	—	—	—	—	—	$27,052	—	—	—
Stock-based compensation	—	—	—	—	439		—	—	439
Issuance of restricted shares, net of shares remitted	—	—	(15)	—	—		—	—	(15)
Exercise of stock options	7	—	—	—	81		—	—	81
Net tax benefit on exercise of stock options	—	—	—	—	151		—	—	151
Employee stock purchase plan	12	—	—	—	574		—	—	574
Balance at March 31, 2010	26,250	$262	$(2,083)	$(1,150)	$477,312		$43,451	$124,315	$642,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In connection with the July 2009 acquisition of Eveready Inc. (“Eveready”), the Company re-aligned and expanded its reportable operating segments. Under the new structure, the Company’s operations are managed in four segments: Technical Services, Field Services, Industrial Services and Exploration Services. During the quarter ended March 31, 2010, the Company made further changes to the composition of its reportable segments.  These changes consisted primarily of re-assigning certain departments from the Field Services segment to the Industrial Services segment to align with management reporting changes. The Company has recast the March 31, 2009 and December 31, 2009 segment information to conform to the current year presentation. See Note 16, “Segment Reporting.”

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010, until the issuance of the financial statements.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective dates.  Unless otherwise discussed, management believes that the impact of other recently issued accounting pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows, or do not apply to the Company’s operations.

(3) BUSINESS COMBINATIONS

Eveready

On July 31, 2009, the Company acquired 100% of the outstanding common shares of Eveready, an Alberta corporation headquartered in Edmonton, Alberta.  Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at July 31, 2009 (in thousands). The fair value of accounts receivable, accounts payable, accrued expenses and income taxes are provisional pending finalization of the Company’s valuation. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments to the values presented below.

	July 31, 2009 (As reported at December 31, 2009)	Measurement Period Adjustments	July 31, 2009 (As adjusted)
Current assets(i)(ii)	$118,034	$172	$118,206
Property, plant and equipment	271,752	—	271,752
Identifiable intangible assets(iii)	43,200	—	43,200
Other assets	1,459	—	1,459
Current liabilities(ii)	(40,131)	161	(39,970)
Asset retirement obligations	(70)	—	(70)
Other liabilities	(6,195)	4	(6,191)
Noncontrolling interests(iv)	(5,484)	—	(5,484)
Total identifiable net assets	$382,565	$337	$382,902
Goodwill(v)	27,126	(337)	26,789
	$409,691	$—	$409,691

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

(v)                                 Goodwill, which is attributable to assembled workforce and expected operating and cross-selling synergies, is not expected to be deductible for tax purposes. Goodwill of $13.3 million, $9.1 million, $1.5 million and $2.9 million has been recorded in the Industrial Services, Exploration Services, Field Services and Technical Services segments, respectively; however, the amounts are subject to change pending the finalization of the Company’s valuation.

Revenues attributable to Eveready for the three months ended March 31, 2010 were $141.9 million.

Sturgeon

On April 30, 2010, the Company acquired privately-held Sturgeon & Son Transportation, Inc. (“Sturgeon”), a wholly-owned subsidiary of Sturgeon Services International, Inc., for $12.5 million in cash and 16,000 shares of the Company’s common stock.  Headquartered in Bakersfield, California, Sturgeon specializes in hazardous waste removal and transportation, as well as on-site refinery industrial services.  The preliminary purchase price is subject to post-closing adjustments which are based upon the amount by which Sturgeon’s net working capital, as of the closing date, was greater or less than $1.0 million.  The Company anticipates that this acquisition will enhance its growing West Coast presence in a number of vertical markets including oilfield and refinery services.  In addition, Sturgeon operates an extensive fleet of specialized equipment that will be added to the Company’s existing network of assets in the Western U.S.

(4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of March 31, 2010, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of March 31, 2010 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of March 31, 2010, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. The Company attributes the $0.5 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before their maturity.

During the three months ended March 31, 2010, there was no change to the unrealized pre-tax loss on auction rate securities. As of March 31, 2010, the Company continued to earn interest on its auction rate securities according to their stated terms with interest rates resetting generally every 28 days.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010

Auction rate securities	$—	$—	$6,503	$6,503
Marketable securities	$4,412	$—	$—	$4,412

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Auction rate securities	$—	$—	$6,503	$6,503
Marketable securities	$2,072	$—	$—	$2,072

The following table presents the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 (in thousands):

2010
Balance at January 1, 2010	$6,503
Total unrealized gains included in other comprehensive income	—
Balance at March 31, 2010	$6,503

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the three months ended March 31, 2010 were as follows (in thousands):

2010
Balance at January 1, 2010	$56,085
Adjustments to acquired goodwill	(230)
Foreign currency translation	858
Balance at March 31, 2010	$56,713

The goodwill related to Eveready includes estimates that are subject to change based upon final fair value determinations.  Below is a summary of amortizable other intangible assets (in thousands):

	March 31, 2010				December 31, 2009
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$101,747	$39,561	$62,186	14.8	$100,236	$38,246	$61,990	13.8
Customer lists	53,581	5,656	47,925	8.7	52,327	4,220	48,107	8.9
Other intangible assets	10,739	6,814	3,925	4.1	10,606	6,515	4,091	4.3
	$166,067	$52,031	$114,036	10.7	$163,169	$48,981	$114,188	15.7

Below is the expected amortization for the net carrying amount of finite lived intangible assets at March 31, 2010 (in thousands):

Years Ending December 31,	Expected Amortization
2010 (nine months)	$7,815
2011	10,076
2012	9,924
2013	9,736
2014	8,280
Thereafter	68,205
$114,036

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Insurance	$18,162	$20,319
Interest	3,159	8,860
Accrued disposal costs	1,964	2,108
Accrued compensation and benefits	19,186	20,023
Real estate, sales and other taxes	5,410	7,201
Other items	31,297	32,196
	$79,178	$90,707

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”), for the three months ended March 31, 2010 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2010	$28,070	$7,740	$35,810
New asset retirement obligations	409	—	409
Accretion	826	245	1,071
Changes in estimate recorded to statement of income	(122)	20	(102)
Other changes in estimates recorded to balance sheet	—	379	379
Settlement of obligations	(203)	(93)	(296)
Currency translation and other	70	14	84
Balance at March 31, 2010	$29,050	$8,305	$37,355

All of the landfill facilities included in the above were active as of March 31, 2010.

New asset retirement obligations incurred in 2010 are being discounted at the credit-adjusted risk-free rate of 9.74% and inflated at a rate of 1.02%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the three months ended March 31, 2010 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2010	$5,337	$86,761	$53,388	$145,486
Accretion	64	993	574	1,631
Changes in estimate recorded to statement of income	(8)	83	(745)	(670)
Settlement of obligations	(22)	(964)	(880)	(1,866)
Currency translation and other	81	15	437	533
Balance at March 31, 2010	$5,452	$86,888	$52,774	$145,114

The benefit resulting from changes in estimate for the non-landfill liabilities were primarily due to (i) the discounting effect of delays in certain remedial projects and (ii) the completion of remedial projects at lower than anticipated cost, offset by (iii) new regulatory compliance obligations.

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2010	December 31, 2009
Senior secured notes, at 7.625%, due August 15, 2016	$300,000	$300,000
Revolving credit facility, due July 31, 2013	—	—
Less unamortized issue discount	(7,349)	(7,567)
Long-term obligations	$292,651	$292,433

At March 31, 2010, the revolving credit facility had no outstanding loans, $31.5 million available to borrow and $88.5 million of letters of credit outstanding.  The fair value of the Company’s outstanding long-term debt is based on quoted market price and was $303.2 million and $294.9 million at March 31, 2010 and December 31, 2009, respectively.  The financing arrangements and principal terms of the senior secured notes and the revolving credit facility are discussed further in the Company’s 2009 Annual Report on Form 10-K. There have not been any material changes in such terms during the first three months of 2010.

(10) HELD FOR SALE

In connection with the Company’s acquisition of Eveready, the Company agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to the Company’s existing landfill in the region. The Pembina Area Landfill met the held for sale criteria and therefore the fair values of its assets and liabilities less estimated costs to sell have been recorded as held for sale in the Company’s consolidated balance sheet in the Technical Services segment and the net income presented as income from discontinued operations on the consolidated statement of income at March 31, 2010. During the three months ended March 31, 2010, the Pembina Area Landfill recorded $1.6 million of revenues and $0.5 million of pre-tax income which are included in the calculation of income from discontinued operations.  The components of assets and liabilities held for sale in the consolidated balance sheet associated with the Pembina Area Landfill were as follows (in thousands):

	March 31, 2010	December 31, 2009
Current assets	$1,612	$1,994
Property, plant and equipment, net	10,823	10,494
Permits and other intangibles	1,106	1,073
Deferred tax assets	—	—
Assets held for sale	$13,541	$13,561

Current liabilities	$867	$801
Closure and post-closure liabilities	2,472	2,398
Liabilities held for sale	$3,339	$3,199

In addition to the above balances, the assets and liabilities held for sale on the consolidated balance sheet included assets held for sale in the amount of $1.6 million, and liabilities held for sale of $0.2 million associated with the Company’s mobile industrial health business, the sale of which closed in April 2010 for $2.4 million.  In late April, the Company also sold the Pembina Area Landfill for $11.7 million.

(11) RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company recorded no revenue from related party transactions, but incurred $0.4 million in cost of revenues and selling, general and administrative expenses from related parties.  As at March 31, 2010, outstanding amounts collectible from or owing to related parties included in accounts receivable and accounts payable and accrued liabilities were immaterial.

(12) INCOME TAXES

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three months ended March 31, 2010 was 41.0%  compared to 47.0% for the same period in 2009. The decrease in the effective tax rate is primarily attributable to the increased revenues attributable to Canada which has lower corporate income tax rates than the United States and the increased profits as compared to the permanent items which remained relatively constant.

As of March 31, 2010, the Company’s unrecognized tax benefits were $77.8 million which included $23.1 million of interest and $6.2 million of penalties.  As of December 31, 2009, the Company’s unrecognized tax benefits were $76.2 million which included $21.9 million of interest and $6.1 million of penalties.

Due to expiring statutes in Canada, the Company anticipates that total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $13.0 million within the next twelve months.  The $13.0 million (which includes interest and penalties of $5.1 million) will be recorded in earnings and therefore will impact the effective income tax rate. The uncertain tax position is related to a historical business combination.

Due to expiring state and local statutes, the Company anticipates that total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $1.4 million within the next nine months.  The $1.4 million (which includes interest and penalties of $0.4 million) is related to various state and local jurisdictional tax laws and will be recorded in earnings and therefore will impact the effective income tax rate.

(13) EARNINGS PER SHARE

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three-month periods ended March 31, 2010 and 2009 (in thousands except for per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$10,048	$4,955
Income from discontinued operations	382	—
Net income	$10,430	$4,955

Denominator:
Basic shares outstanding	26,251	23,748
Dilutive effect of share-based compensation awards	120	114
Dilutive shares outstanding	26,371	23,862

Basic earnings per share
Income from continuing operations	$0.38	$0.21
Income from discontinued operations	0.02	—
Net income	$0.40	$0.21
Diluted earnings per share
Income from continuing operations	$0.38	$0.21
Income from discontinued operations	0.02	—
Net income	$0.40	$0.21

The dilutive effect of all outstanding stock options and restricted stock is included in the above calculations. For the three-month period ended March 31, 2010, the above calculation excluded the dilutive effects of 65 thousand outstanding performance stock awards for which the performance criteria were not attained at that time and 18 thousand stock options that were not then in-the-money.  For the three-month period ended March 31, 2009, the above calculation excluded the dilutive effects of 139 thousand outstanding performance stock awards as the performance criteria were not attained at that time and 21 thousand options that were not in-the-money.

(14) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three-month period ended March 31, 2010, as well as the related weighted-average grant-date fair values:

	Three Months Ended March 31, 2010
	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards	14,300	$57.01
Total awards	14,300

Certain performance stock awards granted in 2009 are subject to achieving predetermined revenue and EBITDA targets for a specified period of time and service conditions.   If the Company does not achieve the performance goals by December 31, 2010, the shares will be forfeited in their entirety.  As of March 31, 2010, management did not believe that it was probable that the performance targets will be achieved and as a result, no compensation expense was recognized during the three months ended March 31, 2010 related to the 2009 performance stock awards.

(15) COMMITMENTS AND CONTINGENCIES

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

At March 31, 2010, the Company had recorded $28.0 million of reserves in the Company’s financial statements for actual or potential liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below, and the Company believes that it is reasonably possible that the amount of these potential liabilities could be as much as $4.7 million more. The Company periodically adjusts the aggregate amount of these reserves when these actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available.

As of March 31, 2010, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2010, were as follows:

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

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At both March 31, 2010 and December 31, 2009, the Company had accrued $12.8 million for remedial liabilities relating to the Ville Mercier legal proceedings.

CH El Dorado.  In August 2006, the Company purchased all of the outstanding membership interests in Teris LLC (“Teris”) and changed the name of Teris to Clean Harbors El Dorado, LLC (“CH El Dorado“). At the time of the acquisition, Teris was, and CH El Dorado now is, involved in certain legal proceedings arising from a fire on January 2, 2005, at the incineration facility owned and operated by Teris in El Dorado, Arkansas.

CH El Dorado is defending vigorously the claims asserted against Teris in those proceedings, and the Company believes that the resolution of those proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition to CH El Dorado‘s defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance or the reserves which Teris had established on its books prior to the acquisition. The seller’s parent also guaranteed the indemnification obligation of the seller to the Company.

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

Superfund Proceedings

The Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 61 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 61 sites, two involve facilities that are now owned by the Company and 59 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 59 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 17 are currently requiring expenditures on remediation including one site that the Company is contesting the extent of the prior owner’s liability with the PRP group, ten are now settled, and eight are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and two of the Listed Third Party Sites (the Breslube-Penn and Casmalia sites) are further described below. There are also three third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities: one such site (the Marine Shale site) is described below.  The Company views any liabilities associated with the Marine Shale site and the other two sites as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement.  In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

BR Facility.  The Company acquired in 2002 as part of the CSD assets a former hazardous waste incinerator and landfill in Baton Rouge (the “BR Facility”), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a special notice letter to the Company related to the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil’s Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern (“COC”) cited by the EPA. These COCs include substances of the kind found in wastewater and stormwater discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality (the “LDEQ”). The Company cannot presently estimate the potential additional liability for the Devil’s Swamp cleanup until a final remedy is selected by the EPA.

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

The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. As of both March 31, 2010 and December 31, 2009, the amount of the Company’s remaining reserves relating to the Marine Shale site was $3.7 million.

Certain Other Third Party Sites.  At 14 of the 59 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for waste disposed prior to the Company’s acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 14 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining 59 third party sites not discussed above. However, the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

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

Federal and State Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2010, there were three proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Guarantees

Each Participant in the Eveready Employee Participation Plan (the “Plan”) described in Note 16, “Stock-Based Compensation and Employee Participation Plan,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, had the option to finance the acquisition of Purchased Units either through the employee’s own funds or a Bank of Montreal (“BMO”) loan to the Participant secured by both the Purchased and Matching Units. Because of the decline in the market value of the predecessor’s units and of Eveready shares subsequent to the purchase by the Participants of the Purchased Units, Eveready subsequently provided to BMO a guarantee of the BMO loans in the maximum amount at March 31, 2010 of CDN $5.3 million (plus interest and collection costs). At March 31, 2010, the aggregate amount of such guarantee, after giving effect to the market value on that date of the Company’s shares derived from the Purchased and Matching Units which secure the BMO loans, was CDN $1.4 million. At March 31, 2010, the Company had accrued CDN $0.6 million related to such guarantee. As described in Note 16, “Stock-Based Compensation and Employee Participation Plan,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has agreed with certain of its employees who were Participants in the Plan to pay on December 31, 2011 to those employees a cash bonus (a “Shortfall Bonus”) under certain circumstances; the maximum amount of the potential Shortfall Bonus as of March 31, 2010 was $3.2 million. To the extent, if any, that the Company becomes obligated to pay on December 31, 2011 a Shortfall Bonus to any employees who then have outstanding balances in their respective BMO loans, the amount of such Shortfall Bonus (net of withholding taxes) shall first be applied against such outstanding BMO loan balances, thereby decreasing the amount, if any, which the Company might be obligated to pay directly to BMO under the guarantee which Eveready provided to BMO on the BMO loans.

The Company has provided a guarantee to a certain financial institution for financing obtained by a contractor to purchase specific service and automotive equipment in supplying services to the Company. As of March 31, 2010, the total balance of all outstanding third party payments guaranteed by the Company was CDN $0.8 million. The financing is collateralized by the specific equipment purchased and is due to mature between 2010 and 2011. The Company would be required to settle the guarantee if the contractor were to default on the obligation and the collateral held by the financial institution was not sufficient to repay the balance due.

(16) SEGMENT REPORTING

In the third quarter of 2009, in connection with the acquisition of Eveready, the Company re-aligned and expanded its reportable segments to include four reportable segments rather than two. Prior to the acquisition, the Company’s two reportable segments were Technical Services and Site Services. The new reportable segments include Technical Services, Field Services, Industrial Services and Exploration Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. Also excluded are other income and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers. The Company has reflected the impact of the change in its segment reporting in all periods presented to provide financial information that consistently reflects the Company’s current approach to managing the operations.

The operations not managed through the Company’s four operating segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the four operating segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s four operating segments.

The following table reconciles third party revenues to direct revenues for the three-month periods ended March 31, 2010 and 2009 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended March 31, 2010
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$153,592	$51,544	$134,605	$15,259	$(104)	$354,896
Intersegment revenues, net	4,943	(4,185)	(705)	390	(443)	—
Direct revenues	$158,535	$47,359	$133,900	$15,649	$(547)	$354,896

	For the Three Months Ended March 31, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$150,629	$43,551	$12,044	$—	$82	$206,306
Intersegment revenues, net	5,487	(2,835)	(2,059)	—	(593)	—
Direct revenues	$156,116	$40,716	$9,985	$—	$(511)	$206,306

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, and other income to segments.

	For the Three Months Ended March 31,
	2010	2009

Adjusted EBITDA:
Technical Services	$32,597	$37,392
Field Services	5,061	2,057
Industrial Services	27,674	1,714
Exploration Services	4,235	—
Corporate Items	(20,572)	(15,739)
Total	$48,995	$25,424

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,702	$2,650
Depreciation and amortization	22,674	12,061
Income from operations	23,619	10,713
Other income	(446)	(33)
Interest expense, net of interest income	6,928	1,380
Income from continuing operations before provision for income taxes	$17,137	$9,366

The following table presents assets by reported segment and in the aggregate. Certain amounts presented below are subject to change pending the Company’s finalization of the valuation of the Eveready acquisition (in thousands):

	March 31, 2010	December 31, 2009
Property, plant and equipment, net
Technical Services	$261,103	$259,873
Field Services	24,322	24,273
Industrial Services	239,281	232,981
Exploration Services	47,858	47,224
Corporate or other assets	24,459	25,593
Total property, plant and equipment, net	$597,023	$589,944
Intangible assets:
Technical Services
Goodwill	$29,000	$25,856
Permits and other intangibles, net	65,276	65,162
Total Technical Services	94,276	91,018
Field Services
Goodwill	3,214	3,372
Permits and other intangibles, net	3,962	4,240
Total Field Services	7,176	7,612
Industrial Services
Goodwill	14,827	16,229
Permits and other intangibles, net	29,948	29,972
Total Industrial Services	44,775	46,201
Exploration Services
Goodwill	9,672	10,628
Permits and other intangibles, net	14,850	14,814
Total Exploration Services	24,522	25,442
Total	$170,749	$170,273

The following table presents the total assets by reported segment. Certain amounts presented below are subject to change pending the Company’s finalization of the valuation of the Eveready acquisition (in thousands):

	March 31, 2010	December 31, 2009
Technical Services	$519,105	$514,084
Field Services	38,972	44,279
Industrial Services	308,977	302,392
Exploration Services	81,785	83,471
Corporate Items	468,352	456,842
Total	$1,417,191	$1,401,068

The following table presents the total assets by geographical area. Certain amounts presented below are subject to change pending the Company’s finalization of the valuation of the Eveready acquisition (in thousands):

	March 31, 2010	December 31, 2009
United States	$794,268	$796,671
Canada	620,354	602,480
Other foreign	2,569	1,917
Total	$1,417,191	$1,401,068

(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On August 14, 2009, $300.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several. As of March 31, 2010, the principal balance of the outstanding senior secured notes was $300.0 million. The notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at March 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$140,256	$51,609	$14,739	$—	$206,604
Intercompany receivables	272,868	—	—	(272,868)	—
Other current assets	13,629	207,581	201,428	—	422,638
Property, plant and equipment, net	—	281,808	315,215	—	597,023
Investments in subsidiaries	555,571	214,426	91,654	(861,651)	—
Intercompany note receivable	—	362,305	3,701	(366,006)	—
Other long-term assets	16,198	76,002	98,726	—	190,926
Total assets	$998,522	$1,193,731	$725,463	$(1,500,525)	$1,417,191
Liabilities and Stockholders’ Equity:
Current liabilities	$3,575	$141,065	$73,427	$—	$218,067
Intercompany payables	—	234,143	38,725	(272,868)	—
Closure, post-closure and remedial liabilities, net	—	144,973	18,881	—	163,854
Long-term obligations	292,651	—	—	—	292,651
Capital lease obligations, net	—	99	6,560	—	6,659
Intercompany debt payable	3,701	—	362,305	(366,006)	—
Other long-term liabilities	56,488	2,939	34,426	—	93,853
Total liabilities	356,415	523,219	534,324	(638,874)	775,084
Stockholders’ equity	642,107	670,512	191,139	(861,651)	642,107
Total liabilities and stockholders’ equity	$998,522	$1,193,731	$725,463	$(1,500,525)	$1,417,191

Following is the condensed consolidating balance sheet at December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$141,339	$50,407	$41,800	$—	$233,546
Intercompany receivables	286,585	—	—	(286,585)	—
Other current assets	13,629	206,443	166,632	—	386,704
Property, plant and equipment, net	—	282,583	307,361	—	589,944
Investments in subsidiaries	519,933	201,592	91,654	(813,179)	—
Intercompany note receivable	236,699	114,603	3,701	(355,003)	—
Other long-term assets	16,643	75,564	98,667	—	190,874
Total assets	$1,214,828	$931,192	$709,815	$(1,454,767)	$1,401,068
Liabilities and Stockholders’ Equity:
Current liabilities	$12,333	$139,725	$81,262	$—	$233,320
Intercompany payables	—	254,136	32,449	(286,585)	—
Closure, post-closure and remedial liabilities, net	—	144,302	18,582	—	162,884
Long-term obligations	292,433	—	—	—	292,433
Capital lease obligations, net	—	140	6,775	—	6,915
Intercompany debt payable	3,701	—	351,302	(355,003)	—
Other long-term liabilities	55,870	2,929	32,892	—	91,691
Total liabilities	364,337	541,232	523,262	(641,588)	787,243
Stockholders’ equity	850,491	389,960	186,553	(813,179)	613,825
Total liabilities and stockholders’ equity	$1,214,828	$931,192	$709,815	$(1,454,767)	$1,401,068

Following is the consolidating statement of income for the three months ended March 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$200,843	$159,321	$(5,268)	$354,896
Cost of revenues	—	146,850	118,835	(5,268)	260,417
Selling, general and administrative expenses	25	32,071	13,388	—	45,484
Accretion of environmental liabilities	—	2,420	282	—	2,702
Depreciation and amortization	—	12,049	10,625	—	22,674
Income from operations	(25)	7,453	16,191	—	23,619
Other income	—	276	170	—	446
Interest (expense) income	(7,243)	13	302	—	(6,928)
Equity in earnings of subsidiaries	19,018	4,661	—	(23,679)	—
Intercompany dividend income (expense)	—	—	3,286	(3,286)	—
Intercompany interest income (expense)	—	7,878	(7,878)	—	—
Income from continuing operations before provision for income taxes	11,750	20,281	12,071	(26,965)	17,137
Provision for income taxes	1,320	2,304	3,465	—	7,089
Income from continuing operations	10,430	17,977	8,606	(26,965)	10,048
Income from discontinued operations, net of tax	—	—	382	—	382
Net income	$10,430	$17,977	$8,988	$(26,965)	$10,430

Following is the consolidating statement of income for the three months ended March 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$180,777	$29,815	$(4,286)	$206,306
Cost of revenues	—	126,963	20,836	(4,286)	143,513
Selling, general and administrative expenses	—	32,112	5,257	—	37,369
Accretion of environmental liabilities	—	2,428	222	—	2,650
Depreciation and amortization	—	10,837	1,224	—	12,061
Income from operations	—	8,437	2,276	—	10,713
Other income	—	31	2	—	33
Interest income (expense)	(1,230)	(2,853)	2,703	—	(1,380)
Equity in earnings of subsidiaries	10,403	2,082	—	(12,485)	—
Intercompany dividend income (expense)	—	—	2,748	(2,748)	—
Intercompany interest income (expense)	—	2,651	(2,651)	—	—
Income before provision for income taxes	9,173	10,348	5,078	(15,233)	9,366
Provision for income taxes	4,218	106	87	—	4,411
Net income	$4,955	$10,242	$4,991	$(15,233)	$4,955

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(1,820)	$2,090	$(8,477)	$(8,207)
Cash flows from investing activities:
Additions to property, plant and equipment	—	(8,158)	(8,394)	(16,552)
Costs to obtain or renew permits	—	(393)	(193)	(586)
Proceeds from sale of fixed assets	—	780	48	828
Investment in subsidiaries	(236,700)	236,700	—	—
Net cash from investing activities	(236,700)	228,929	(8,539)	(16,310)

Cash flows from financing activities:
Change in uncashed checks	—	(2,216)	(987)	(3,203)
Proceeds from exercise of stock options	81	—	—	81
Proceeds from employee stock purchase plan	574	—	—	574
Remittance of shares, net	(15)	—	—	(15)
Excess tax benefit of stock-based compensation	151	—	—	151
Deferred financing costs paid	(53)	—	—	(53)
Payments of capital leases	—	(38)	(432)	(470)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	9,136	(9,136)	—
Intercompany notes	236,700	(236,700)	—	—
Net cash from financing activities	237,438	(229,818)	(10,703)	(3,083)
Effect of exchange rate change on cash	—	—	658	658
Increase (decrease) in cash and cash equivalents	(1,082)	1,201	(27,061)	(26,942)
Cash and cash equivalents, beginning of period	141,338	50,408	41,800	233,546
Cash and cash equivalents, end of period	$140,256	$51,609	$14,739	$206,604

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$9,767	$3,879	$(1,735)	$11,911
Cash flows from investing activities:
Additions to property, plant and equipment	—	(23,494)	(442)	(23,936)
Costs to obtain or renew permits	—	(261)	(3)	(264)
Proceeds from sale of fixed assets	—	48	2	50
Acquisitions, net of cash acquired	(15)	—	(6,194)	(6,209)
Net cash from investing activities	(15)	(23,707)	(6,637)	(30,359)

Cash flows from financing activities:
Change in uncashed checks	—	(434)	(161)	(595)
Proceeds from exercise of stock options	67	—	—	67
Proceeds from employee stock purchase plan	585	—	—	585
Remittance of shares	(156)	—	—	(156)
Excess tax benefit of stock-based compensation	18	—	—	18
Payments of capital leases	—	(259)	(14)	(273)
Payment on acquired debt	—	—	(2,538)	(2,538)
Intercompany financing	15	(15)	—	—
Interest (payments) / received	—	10,055	(10,055)	—
Dividends (paid) / received	—	(10,858)	10,858	—
Net cash from financing activities	529	(1,511)	(1,910)	(2,892)
Effect of exchange rate change on cash	—	—	(1,223)	(1,223)
Increase (decrease) in cash and cash equivalents	10,281	(21,339)	(11,505)	(22,563)
Cash and cash equivalents, beginning of period	121,894	67,934	59,696	249,524
Cash and cash equivalents, end of period	$132,175	$46,595	$48,191	$226,961

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

In connection with the closing of the July 2009 acquisition of Eveready Inc. (“Eveready”), we re-aligned and expanded our reportable segments.  This new structure reflects the way management makes operating decisions and manages the growth and profitability of the business.  The amounts presented for all periods herein have been recast to reflect the impact of such changes. Under the new structure, we report the business in four operating segments, including:

•                 Technical Services — provide a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company owned incineration, landfill, wastewater, and other treatment facilities.

•                 Field Services — provide a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

•                 Industrial Services — provide industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, pulp and paper mills, and other industrial facilities.

•                 Exploration Services — provide exploration and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Technical Services and Field Services are included as part of Clean Harbors Environmental Services, and Industrial Services and Exploration Services are included as part of Clean Harbors Energy and Industrial Services.

Overview

During the three months ended March 31, 2010, our revenues were $354.9 million compared with $206.3 million during the three months ended March 31, 2009.  This year-over-year revenue growth was driven not only by our acquisition of Eveready but also by some incremental growth in our legacy Clean Harbors business.  Our revenues were also favorably impacted by $4.7 million due to the strengthening of the Canadian dollar.  Our Energy and Industrial Services business, which is primarily made up of the legacy Eveready business, generated a stronger-than-expected contribution to our earnings.  These results were achieved in the first quarter of 2010 despite being impacted by unseasonably warm weather in Canada which disrupted some of our Energy and Industrial business early in the quarter, and the cold weather throughout much of the U.S. negatively impacting our Environmental business.

In our Technical Services segment, these factors translated into increased volumes processed through our incinerators, landfills, waste water treatment plants and our solvent recycling facilities, which were partially offset by decreased volumes at our treatment, storage, and disposal facilities. Incinerator utilization increased to 86% for the three months ended March 31, 2010, compared to 84% in the same three months in 2009.  Our Canadian facilities had higher utilization levels versus our U.S. locations.  Landfill volumes increased 2% year-over-year.

The increase in our Field Services segment revenues was predominantly attributable to an increase in large remedial project business, increases in oil pricing and the performance of an emergency response project.

The increase in our Industrial Services and Exploration Services revenues related primarily to our acquisition of Eveready.

Our costs of revenues increased from $143.5 million in the first quarter of 2009 to $260.4 million in the first quarter of 2010. This increase in expenses was primarily due to the acquisition of Eveready and the increased revenues.  The costs were also impacted by our continued initiative to actively manage our costs, our continued achievement of Eveready synergies, and specific cost cutting measures initiated as a response to the current economic environment.  Our gross profit margin was 26.6% for the three months ended March 31, 2010, compared to 30.4% for the same period ended March 31, 2009.   Margins in the quarter were negatively affected by a larger contribution from our Industrial Services Segment, which tends to generate lower margins than our legacy Clean Harbors business, as well as overall product mix and the continued competitive pricing environment.

Environmental Liabilities

We have accrued environmental liabilities, as of March 31, 2010, of approximately $182.5 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  The Pembina Area Landfill, which we have agreed to divest, is subject to $3.1 million of environmental liabilities that are recorded in liabilities held for sale. We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the three months ended March 31, 2010, of $0.8 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general, and administrative costs.  During the three months ended March 31, 2010, a benefit of approximately $0.1 million was recorded in cost of revenues and a benefit of approximately $0.7 million was recorded in selling, general and administrative expenses. See further detail discussed in Note 7, “Closure and Post-Closure Liabilities,” and Note 8, “Remedial Liabilities,” to our financial statements included in Item 1 of this report.

Results of Operations

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1, “Financial Statements,” in this report.

	Percentage of Total Revenues
	For the Three Months Ended March 31,
	2010	2009

Revenues	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	73.4	69.6
Selling, general and administrative expenses	12.8	18.1
Accretion of environmental liabilities	0.7	1.3
Depreciation and amortization	6.4	5.8
Income from operations	6.7	5.2
Other income (expense)	0.1	—
Interest expense, net of interest income	(2.0)	(0.7)
Income from continuing operations before provision for income taxes	4.8	4.5
Provision for income taxes	2.0	2.1
Income from continuing operations	2.8	2.4
Income from discontinued operations, net of tax	0.1	—
Net income	2.9%	2.4%

Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, other income, provision for income taxes, and income from discontinued operations, net of tax.  Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under accounting principles generally accepted in the United States. Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

The information about our core operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our board of directors and discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.

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

The following is a reconciliation of net income to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2010	2009
Net income	$10,430	$4,955
Accretion of environmental liabilities	2,702	2,650
Depreciation and amortization	22,674	12,061
Interest expense, net	6,928	1,380
Other income	(446)	(33)
Provision for income taxes	7,089	4,411
Income from discontinued operations, net of tax	(382)	—
Adjusted EBITDA	$48,995	$25,424

The following reconciles Adjusted EBITDA to cash from operations:

	For the Three Months Ended March 31
	2010	2009
Adjusted EBITDA	$48,995	25,424
Interest expense, net	(6,928)	(1,380)
Provision for income taxes	(7,089)	(4,411)
Income from discontinued operations, net of tax	382	—
Allowance for doubtful accounts	519	502
Amortization of deferred financing costs and debt discount	732	366
Change in environmental liability estimates	(772)	(230)
Deferred income taxes	(227)	(353)
Stock-based compensation	791	762
Excess tax benefit of stock-based compensation	(151)	(18)
Income tax benefits related to stock option exercises	151	17
Environmental expenditures	(2,162)	(2,213)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(20,158)	25,212
Other current assets	(5,811)	(2,389)
Accounts payable	(4,681)	(12,825)
Other current liabilities	(11,798)	(16,553)
Net cash from operating activities	$(8,207)	$11,911

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended March 31, 2010 and 2009 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes in how we manage our business made upon our acquisition of Eveready.  This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 19, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1, “Financial Statements” and in particular Note 16, “Segment Reporting” in this report.

Three months ended March 31, 2010 versus the three months ended March 31, 2009

	Summary of Operations (in thousands)
	For the Three Months Ended March 31,
			$	%
	2010	2009	Change	Change

Direct Revenues:
Technical Services	$158,535	$156,116	$2,419	1.5%
Field Services	47,359	40,716	6,643	16.3
Industrial Services	133,900	9,985	123,915	1,241.0
Exploration Services	15,649	—	15,649	—
Corporate Items	(547)	(511)	(36)	7.0
Total	354,896	206,306	148,590	72.0

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	110,716	102,780	7,936	7.7
Field Services	36,898	32,345	4,553	14.1
Industrial Services	99,549	7,674	91,875	1,197.2
Exploration Services	10,688	—	10,688	—
Corporate Items	2,566	714	1,852	259.4
Total	260,417	143,513	116,904	81.5

Selling, General & Administrative Expenses:
Technical Services	15,222	15,944	(722)	(4.5)
Field Services	5,400	6,314	(914)	(14.5)
Industrial Services	6,677	597	6,080	1,018.4
Exploration Services	726	—	726	—
Corporate Items	17,459	14,514	2,945	20.3
Total	45,484	37,369	8,115	21.7

Adjusted EBITDA:
Technical Services	32,597	37,392	(4,795)	(12.8)
Field Services	5,061	2,057	3,004	146.0
Industrial Services	27,674	1,714	25,960	1,514.6
Exploration Services	4,235	—	4,235	—
Corporate Items	(20,572)	(15,739)	(4,833)	30.7
Total	$48,995	$25,424	$23,571	92.7%

(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 1.5%, or $2.4 million, in the three months ended March 31, 2010 from the comparable period in 2009 primarily due to increases in volumes being processed through our incinerators, waste water treatment plants and solvent recovery facilities ($3.9 million), an increase in base business, and strengthening of the Canadian dollar ($4.0 million). These increases were somewhat offset by reductions in product mix and pricing ($7.6 million) and reductions in volumes being processed primarily through our treatment, storage and disposal facilities ($3.3 million).

Field Services revenues increased 16.3%, or $6.6 million, in the three months ended March 31, 2010 from the comparable period in 2009 primarily due to an increase in large remedial project business ($3.2 million), increases in oil pricing ($2.4 million), and event related revenues ($2.3 million), and strengthening of the Canadian dollar ($0.4 million), offset by a reduction in base business.

The increases in Industrial Services and Exploration Services revenues for the three months ended March 31, 2010 were due to the acquisition of Eveready.

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

Cost of Revenues

Technical Services costs of revenues increased 7.7%, or $7.9 million, in the three months ended March 31, 2010 from the comparable period in 2009 primarily due to increases in salary and labor expenses ($3.2 million), vehicle expenses and equipment repairs ($1.9 million), outside transportation costs ($1.2 million), and strengthening of the Canadian dollar ($2.4 million), offset partially by reduced outside disposal and rail costs ($0.4 million) and reduced subcontractor, temporary labor fees and owner operators fees ($0.4 million).

Field Services costs of revenues increased 14.1%, or $4.6 million, in the three months ended March 31, 2010 from the comparable period in 2009 primarily due to increases in outside transportation and disposal costs ($1.6 million), subcontractor and temporary labor fees ($0.8 million), materials for reclaim or resale ($0.6 million), fuel charges ($0.4 million), labor and related expenses ($0.3 million), travel costs ($0.2 million) and strengthening of the Canadian dollar ($0.4 million). The increase in outside transportation and disposal costs was primarily attributable to large remedial project work in the Midwest region of the U.S.

The increases in Industrial Services and Exploration Services cost of revenues for the three months ended March 31, 2010 were due to the acquisition of Eveready.

Corporate Items costs of revenues increased $1.9 million for the three months ended March 31, 2010, as compared to the same period in 2009 primarily due to increased labor costs ($1.1 million) and insurance costs ($0.5 million) associated with the acquisition of Eveready.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 4.5%, or $0.7 million, in the three months ended March 31, 2010 from the comparable period in 2009 primarily due to year-over-year favorable changes in environmental liability estimates.

Field Services selling, general and administrative expenses decreased 14.5%, or $0.9 million, in the three months ended March 31, 2010 from the comparable period in 2009 primarily due to reductions in commissions and bonus expense.

The increases in Industrial Services and Exploration Services selling, general and administrative expenses for the three months ended March 31, 2010 were due to the acquisition of Eveready.

Corporate Items selling, general and administrative expenses increased 20.3%, or $2.9 million, for the three months ended March 31, 2010, as compared to the same period in 2009 primarily due to an increase in salaries and bonuses ($2.0 million), an increase in computer expenses and other costs associated with the acquisition of Eveready ($0.5 million), year-over-year unfavorable changes in environmental liability estimates ($0.2 million), and the impact on our balance sheet of the strengthening of the Canadian dollar ($0.2 million).

Depreciation and Amortization

	Three Months Ended March 31,
	2010	2009
Depreciation of fixed assets	$17,883	$9,249
Landfill and other amortization	4,791	2,812
Total depreciation and amortization	$22,674	$12,061

Depreciation and amortization increased 88.0%, or $10.6 million, in the first quarter of 2010 compared to the same period in 2009. Depreciation of fixed assets increased primarily due to the acquisition of Eveready and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from the acquisition of Eveready.

Interest Expense, Net

	Three Months Ended March 31,
	2010	2009
Interest expense	$7,030	$1,770
Interest income	(102)	(390)
Interest expense, net	$6,928	$1,380

Interest expense, net increased $5.5 million in the first quarter of 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009 and the refinancing of our revolving credit facility. The reduction of interest income in the same period was due to a reduction in the interest rates being earned on our cash balances.

Income from Discontinued Operations

In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. The Pembina Area Landfill meets the held for sale criteria and therefore the fair value of its assets and liabilities less estimated costs to sell have been recorded as held for sale in our consolidated balance sheet and the net income is presented as income from discontinued operations on our consolidated statements of income at March 31, 2010. For the three months ended March 31, 2010, the Pembina Area Landfill recorded $1.6 million of revenues which are included in the calculation of income from discontinued operations.

Income Taxes

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three months ended March 31, 2010 was 41.0%, compared to 47.0% for the same period in 2009.  Income tax expense (including taxes on income from discontinued operations) for the three months ended March 31, 2010 increased $2.8 million to $7.2 million from $4.4 million for the comparable period in 2009.  The increased tax expense for the three months ended March 31, 2010 was primarily due to increased earnings.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of both March 31, 2010 and December 31, 2009, we had a remaining valuation allowance of $11.2 million.  The allowance consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and $1.1 million of foreign net operating loss carryforwards.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The liability for unrecognized tax benefits as of March 31, 2010 and December 31, 2009, included accrued interest and penalties of $29.3 million and $28.0 million, respectively.  Tax expense for the three months ended March 31, 2010 and 2009 included interest and penalties of $0.8 million and $1.0 million, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the three months ended March 31, 2010, cash and cash equivalents declined $27.0 million primarily due to the following:

•                  Timing of interest payments on our senior notes;

•                  Payment of bonuses and commissions earned throughout 2009; and

•                  An increase in accounts receivable in our Industrial Services segment due to increased revenue during their busy season.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, for potential acquisitions, and to fund capital expenditures.  There was minimal impact to our liquidity resulting from our acquisition of Sturgeon & Son Transportation, Inc. in April 2010 (discussed further in Note 3, “Business Combinations,” to our financial statements included in Item 1 of this report), and our divestitures of the Pembina Area Landfill and the mobile industrial health business in April 2010 (discussed further in Note 10, “Held For Sale,” to our financial statements included in Item 1 of this report).  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

We had accrued environmental liabilities as of March 31, 2010 of approximately $182.5 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. This amount excludes an additional $3.1 million of environmental liabilities related to the Pembina Area Landfill which we agreed to divest, and which was recorded as liabilities held for sale. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

Cash Flows for the three months ended March 31, 2010

Cash used for operating activities in the first three months of 2010 was $8.2 million, compared with cash from operating activities of $11.9 million in the first three months of 2009. The change was primarily the result of a net increase in accounts receivable.

Cash used for investing activities in the first three months of 2010 was $16.3 million, a decrease of 46.3%, or $14.0 million, compared with cash used for investing activities in the first three months of 2009.  The decrease resulted primarily from year-over-year reduced costs associated with acquisitions and additions to property, plant and equipment.

Cash used for financing activities in the first three months of 2010 was $3.1 million, an increase of 6.6%, or $0.2 million, compared with cash used for financing activities of $2.9 million in the first three months of 2009. The change was primarily the result of a reduction in uncashed checks in 2010 being slightly higher than payments on acquired debt in 2009.

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

Financing Arrangements

The financing arrangements and principal terms of the $300 million principal amount of senior secured notes and the $120 million revolving credit facility are discussed further in Note 10, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of March 31, 2010, we were in compliance with the covenants of our debt agreements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 12, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded $77.8 million of unrecognized tax benefits, including $23.1 million of potential interest and $6.2 million of potential penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of March 31, 2010, our long-term investments included $6.5 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future. In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they were not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of March 31, 2010, we have recorded an unrealized pre-tax loss of $0.5 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at March 31, 2010 (in thousands):

Scheduled Maturity Dates	Nine Months Remaining 2010	2011	2012	2013	2014	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$292,651	$292,651
Capital lease obligations	1,543	1,801	1,783	1,868	1,452	175	8,622
	$1,543	$1,801	$1,783	$1,868	$1,452	$292,826	$301,273
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

In addition to the fixed rate borrowings described in the above table, we had at March 31, 2010 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $120 million (with a $110.0 million sub-limit for letters of credit).

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2010, the Canadian subsidiaries transacted approximately 3.9% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported decreased net income of $0.3 million and decreased net income by less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported increased net income of $0.3 million and increased net income by less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, $6.5 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 15, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.

Item 1A—Risk Factors

During the three months ended March 31, 2010, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Securities—None.

Item 4—Reserved

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

Date: May 10, 2010

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and Chief Financial Officer

Date: May 10, 2010