Form 10-Q
period 2010-06-30
CLEAN HARBORS INC
filed 2010-08-09
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	26,317,521
(Class)	(Outstanding at August 4, 2010)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
Current assets:
Cash and cash equivalents	$295,300	$233,546
Marketable securities	1,331	2,072
Accounts receivable, net of allowances aggregating $17,194 and $8,255, respectively	337,636	274,918
Unbilled accounts receivable	31,951	12,331
Deferred costs	6,844	5,192
Prepaid expenses and other current assets	18,708	18,348
Supplies inventories	40,962	41,417
Deferred tax assets	18,748	18,865
Assets held for sale	—	13,561
Total current assets	751,480	620,250
Property, plant and equipment:
Land	29,255	29,294
Asset retirement costs (non-landfill)	2,229	1,853
Landfill assets	48,849	48,646
Buildings and improvements	141,874	141,685
Camp equipment	56,775	52,753
Vehicles	136,761	120,587
Equipment	495,484	492,831
Furniture and fixtures	1,705	1,695
Construction in progress	20,186	14,413
	933,118	903,757
Less—accumulated depreciation and amortization	333,898	313,813
Total property, plant and equipment, net	599,220	589,944
Other assets:
Long-term investments	5,315	6,503
Deferred financing costs	9,175	10,156
Goodwill	56,997	56,085
Permits and other intangibles, net of accumulated amortization of $54,009 and $48,981, respectively	113,737	114,188
Other	8,304	3,942
Total other assets	193,528	190,874
Total assets	$1,544,228	$1,401,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$5,136	$1,923
Accounts payable	145,672	97,923
Deferred revenue	28,090	21,156
Accrued expenses	120,644	90,707
Current portion of closure, post-closure and remedial liabilities	21,308	18,412
Liabilities held for sale	—	3,199
Total current liabilities	320,850	233,320
Other liabilities:
Closure and post-closure liabilities, less current portion of $9,069 and $7,305, respectively	27,923	28,505
Remedial liabilities, less current portion of $12,239 and $11,107, respectively	128,893	134,379
Long-term obligations	292,874	292,433
Capital lease obligations, less current portion	11,274	6,915
Unrecognized tax benefits and other long-term liabilities	82,250	91,691
Total other liabilities	543,214	553,923

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 26,306,089 and 26,230,803 shares, respectively	263	262
Treasury stock	(2,181)	(2,068)
Shares held under employee participation plan	(1,150)	(1,150)
Additional paid-in capital	482,377	476,067
Accumulated other comprehensive income	18,611	26,829
Accumulated earnings	182,244	113,885
Total stockholders’ equity	680,164	613,825
Total liabilities and stockholders’ equity	$1,544,228	$1,401,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$471,639	$215,337	$826,535	$421,643
Cost of revenues (exclusive of items shown separately below)	324,280	146,254	584,697	289,767
Selling, general and administrative expenses	50,729	37,778	96,213	75,147
Accretion of environmental liabilities	2,602	2,634	5,304	5,284
Depreciation and amortization	22,105	12,241	44,779	24,302
Income from operations	71,923	16,430	95,542	27,143
Other income	2,708	11	3,154	44
Interest expense, net of interest income of $165 and $267 for the quarter and year-to-date ending 2010 and $233 and $623 for the quarter and year-to-date ending 2009, respectively	(7,646)	(1,609)	(14,574)	(2,989)
Income from continuing operations, before provision for income taxes	66,985	14,832	84,122	24,198
Provision for income taxes	11,468	6,208	18,557	10,619
Income from continuing operations	55,517	8,624	65,565	13,579
Income from discontinued operations, net of tax	2,412	—	2,794	—
Net income	$57,929	$8,624	$68,359	$13,579

Earnings per share:
Basic	$2.20	$0.36	$2.60	$0.57
Diluted	$2.19	$0.36	$2.59	$0.57

Weighted average common shares outstanding	26,291	23,777	26,271	23,763
Weighted average common shares outstanding plus potentially dilutive common shares	26,425	23,889	26,398	23,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$68,359	$13,579
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	44,779	24,302
Allowance for doubtful accounts	833	669
Amortization of deferred financing costs and debt discount	1,475	790
Accretion of environmental liabilities	5,304	5,284
Changes in environmental liability estimates	(3,893)	(635)
Deferred income taxes	388	(390)
Stock-based compensation	3,107	(376)
Excess tax benefit of stock-based compensation	(782)	(65)
Income tax benefit related to stock option exercises	777	59
Gains on sales of businesses	(2,678)	—
Other income	(3,154)	(44)
Environmental expenditures	(4,717)	(4,077)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(61,294)	28,109
Other current assets	(20,868)	4,487
Accounts payable	48,411	(8,635)
Other current liabilities	21,270	(14,000)
Net cash from operating activities	97,317	49,057
Cash flows from investing activities:
Additions to property, plant and equipment	(35,490)	(33,910)
Acquisitions, net of cash acquired	(13,751)	(6,501)
Costs to obtain or renew permits	(2,192)	(741)
Proceeds from sale of marketable securities	2,575	—
Proceeds from sales of fixed assets and assets held for sale	15,594	138
Proceeds from insurance settlement	1,336	—
Proceeds from sale of long-term investments	1,300	—
Net cash used in investing activities	(30,628)	(41,014)
Cash flows from financing activities:
Change in uncashed checks	(3,600)	(2,761)
Proceeds from exercise of stock options	318	137
Remittance of shares, net	(113)	(240)
Proceeds from employee stock purchase plan	1,187	1,257
Deferred financing costs paid	(53)	(35)
Payments on capital leases	(1,752)	(329)
Payment on acquired debt	—	(2,499)
Distribution of cash earned on employee participation plan	(148)	—
Excess tax benefit of stock-based compensation	782	65
Net cash used in financing activities	(3,379)	(4,405)
Effect of exchange rate change on cash	(1,556)	2,245
Increase in cash and cash equivalents	61,754	5,883
Cash and cash equivalents, beginning of period	233,546	249,524
Cash and cash equivalents, end of period	$295,300	$255,407

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$13,572	$2,973
Income taxes paid	10,845	4,909
Non-cash investing and financing activities:
Property, plant and equipment accrued	$4,738	4,762
New capital lease additions	9,418	—
Issuance of common stock, net	1,015	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Shares Held Under			Accumulated
	Number of Shares	$ 0.01 Par Value	Treasury Stock	Employee Participation Plan	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2010	26,231	$262	$(2,068)	$(1,150)	$476,067		$26,829	$113,885	$613,825
Net income	—	—	—	—	—	$68,359	—	68,359	68,359
Change in fair value of available for sale securities, net of taxes	—	—	—	—	—	(273)	(273)	—	(273)
Foreign currency translation	—	—	—	—	—	(7,945)	(7,945)	—	(7,945)
Comprehensive income	—	—	—	—	—	$60,141	—	—	—
Stock-based compensation	8	—	—	—	3,014		—	—	3,014
Issuance of restricted shares, net of shares remitted	(2)	—	(113)	—	—		—	—	(113)
Exercise of stock options	28	1	—	—	317		—	—	318
Issuance of common stock, net of issuance costs	16	—	—	—	1,015		—	—	1,015
Net tax benefit on exercise of stock options	—	—	—	—	777		—	—	777
Employee stock purchase plan	25	—	—	—	1,187		—	—	1,187
Balance at June 30, 2010	26,306	$263	$(2,181)	$(1,150)	$482,377		$18,611	$182,244	$680,164

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

In connection with the July 2009 acquisition of Eveready Inc. (“Eveready”), the Company re-aligned and expanded its reportable operating segments. Under the new structure, the Company’s operations are managed in four segments: Technical Services, Field Services, Industrial Services and Exploration Services. During the quarter ended March 31, 2010, the Company made further changes to the composition of its reportable segments.  These changes consisted primarily of re-assigning certain departments from the Field Services segment to the Industrial Services segment to align with management reporting changes. The Company has recast the segment information for the three- and six-month periods ended June 30, 2009 to conform to the current year presentation. See Note 15, “Segment Reporting.”

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2010, until the issuance of the financial statements.

(2) SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

As a result of the work performed in responding to the Gulf oil spill, as of June 30, 2010, one customer represented greater than 10% of accounts receivable, net of allowances at 13%.  At December 31, 2009, no customer represented more than 10% of accounts receivable, net. One customer individually accounted for greater than 10% of net revenues for the three months ended June 30, 2010, at 14%.  No single customer accounted for greater than 10% of net revenues for the six months ended June 30, 2010.  For the three-and-six month periods ended June 30, 2009, no customers accounted for greater than 10% of net revenues.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective dates.  Unless otherwise discussed, management believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows, or do not apply to the Company’s operations.

(3) BUSINESS COMBINATIONS

Eveready

On July 31, 2009, the Company acquired 100% of the outstanding common shares of Eveready, an Alberta corporation headquartered in Edmonton, Alberta.  Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries.

During the three months ended June 30, 2010, the Company finalized the purchase accounting for the acquisition of Eveready.   The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at July 31, 2009 (in thousands).

	July 31, 2009 (As reported at December 31, 2009)	Measurement Period Adjustments	July 31, 2009 (As adjusted)
Current assets(i)(ii)	$118,034	$2,417	$120,451
Property, plant and equipment	271,752	—	271,752
Identifiable intangible assets(iii)	43,200	—	43,200
Other assets	1,459	—	1,459
Current liabilities(ii)	(40,131)	724	(39,407)
Asset retirement obligations	(70)	—	(70)
Other liabilities	(6,195)	(576)	(6,771)
Noncontrolling interests(iv)	(5,484)	—	(5,484)
Total identifiable net assets	$382,565	$2,565	$385,130
Goodwill(v)	27,126	(2,565)	24,561
	$409,691	$—	$409,691

(i)                                     The final fair value of the financial assets acquired includes customer receivables with a fair value of $80.0 million. The gross amount due is $88.3 million.

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

(v)                                 Goodwill, which is attributable to assembled workforce and expected operating and cross-selling synergies, is not expected to be deductible for tax purposes. Goodwill of $12.2 million, $8.4 million, $1.4 million and $2.6 million has been recorded in the Industrial Services, Exploration Services, Field Services and Technical Services segments, respectively.

Revenues attributable to Eveready for the three- and six-month periods ended June 30, 2010 were $131.6 million and $273.5 million, respectively.

Sturgeon

On April 30, 2010, the Company acquired privately-held Sturgeon & Son Transportation, Inc. (“Sturgeon”), a wholly-owned subsidiary of Sturgeon Services International, Inc., for a preliminary purchase price of $14.8 million which included $12.5 million in cash, $1.0 million related to the issuance of 16,000 shares of the Company’s common stock, $0.9 million related to the buyout of operating leases and $0.4 million of preliminary post-closing adjustments. Headquartered in Bakersfield, California, Sturgeon specializes in hazardous waste removal and transportation, as well as on-site refinery industrial services. The Company anticipates that this acquisition will enhance its growing West Coast presence in a number of vertical markets including oilfield and refinery services.  In addition, Sturgeon operates an extensive fleet of specialized equipment that has been added to the Company’s existing network of assets in the Western U.S.

The preliminary purchase price is subject to post-closing adjustments based upon the amount by which Sturgeon’s net working capital, as of the closing date, was greater or less than $1.0 million.  The Company has recorded $3.7 million of intangible assets that are being amortized over a weighted average useful life of 10 years and $3.9 million of goodwill to the Technical Services segment, based on preliminary fair value estimates. The goodwill is expected to be deductible for tax purposes. Acquisition-related costs of $0.1 million were included in selling, general, and administrative expenses for both the three- and six-month periods ended June 30, 2010, respectively.

 (4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of June 30, 2010, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of June 30, 2010 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of June 30, 2010, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. In the three-month period ended June 30, 2010, the Company liquidated $1.3 million in auction rate securities at par. The Company attributes the remaining $0.4 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities at an amount below the original purchase price value and it is more likely than not that it will not have to sell the securities before their maturity or recovery.

During the six months ended June 30, 2010, the Company recorded an unrealized pre-tax gain on auction rate securities of $0.1 million. As of June 30, 2010, the Company continued to earn interest on its auction rate securities according to their stated terms with interest rates resetting generally every 28 days.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010

Auction rate securities	$—	$—	$5,315	$5,315
Marketable securities	$1,331	$—	$—	$1,331

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Auction rate securities	$—	$—	$6,503	$6,503
Marketable securities	$2,072	$—	$—	$2,072

The following tables present the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	2009
Balance at April 1,	$6,503	$6,312
Sale of auction rate securities	(1,300)	—
Total unrealized gains included in other comprehensive income	112	171
Balance at June 30,	$5,315	$6,483

	Six Months Ended June 30,
	2010	2009
Balance at January 1,	$6,503	$6,237
Sale of auction rate securities	(1,300)	—
Total unrealized gains included in other comprehensive income	112	246
Balance at June 30,	$5,315	$6,483

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the six months ended June 30, 2010 were as follows (in thousands):

2010
Balance at January 1, 2010	$56,085
Acquired from the Sturgeon acquisition	3,878
Decrease from adjustments related to the Eveready acquisition	(2,454)
Foreign currency translation	(512)
Balance at June 30, 2010	$56,997

The increase in goodwill during the six months ended June 30, 2010 was attributable to the acquisition of Sturgeon offset by final fair value adjustments related to the acquisition of Eveready.  The goodwill related to Sturgeon includes estimates that are subject to change based upon final fair value determinations.   Below is a summary of amortizable other intangible assets (in thousands):

	June 30, 2010				December 31, 2009
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$100,836	$40,029	$60,807	16.3	$100,236	$38,246	$61,990	13.8
Customer lists	55,435	6,980	48,455	8.5	52,327	4,220	48,107	8.9
Other intangible assets	11,475	7,000	4,475	3.8	10,606	6,515	4,091	4.3
	$167,746	$54,009	$113,737	10.4	$163,169	$48,981	$114,188	15.7

The aggregate amortization expense for the six months ended June 30, 2010 was $5.2 million.

Below is the expected amortization for the net carrying amount of finite lived intangible assets at June 30, 2010 (in thousands):

Years Ending December 31,	Expected Amortization
2010 (six months)	$6,506
2011	10,694
2012	10,390
2013	10,117
2014	8,439
Thereafter	67,591
$113,737

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Insurance	$18,367	$20,319
Interest	8,871	8,860
Accrued disposal costs	1,953	2,108
Accrued compensation and benefits	26,663	20,023
Income, real estate, sales and other taxes	31,712	7,201
Other items	33,078	32,196
	$120,644	$90,707

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the six months ended June 30, 2010 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2010	$28,070	$7,740	$35,810
New asset retirement obligations	778	—	778
Accretion	1,524	505	2,029
Changes in estimate recorded to statement of income	(122)	6	(116)
Changes in estimates recorded to balance sheet	(718)	378	(340)
Settlement of obligations	(933)	(172)	(1,105)
Currency translation and other	(56)	(8)	(64)
Balance at June 30, 2010	$28,543	$8,449	$36,992

All of the landfill facilities included in the above were active as of June 30, 2010.

New asset retirement obligations incurred in 2010 are being discounted at the credit-adjusted risk-free rate of 9.74% and inflated at a rate of 1.02%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the six months ended June 30, 2010 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2010	$5,337	$86,761	$53,388	$145,486
Accretion	128	1,990	1,157	3,275
Changes in estimate recorded to statement of income	(8)	(3,040)	(729)	(3,777)
Settlement of obligations	(55)	(2,164)	(1,393)	(3,612)
Currency translation and other	(40)	(8)	(192)	(240)
Balance at June 30, 2010	$5,362	$83,539	$52,231	$141,132

The benefit resulting from the changes in estimate for remedial liabilities for inactive sites was based primarily on revisions to certain liability estimates due to new site information.  The benefit resulting from changes in estimate for non-landfill liabilities was primarily due to (i) the discounting effect of delays in certain remedial projects and (ii) the completion of remedial projects at lower than anticipated cost, offset by (iii) new regulatory compliance obligations.

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2010	December 31, 2009

Senior secured notes, at 7.625%, due August 15, 2016	$300,000	$300,000
Revolving credit facility, due July 31, 2013	—	—
Less unamortized issue discount	(7,126)	(7,567)
Long-term obligations	$292,874	$292,433

At June 30, 2010, the revolving credit facility had no outstanding loans, $33.9 million available to borrow and $86.1 million of letters of credit outstanding.  The fair value of the Company’s outstanding long-term debt is based on quoted market price and was $297.4 million and $294.9 million at June 30, 2010 and December 31, 2009, respectively.  The financing arrangements and principal terms of the senior secured notes and the revolving credit facility are discussed further in the Company’s 2009 Annual Report on Form 10-K. There have not been any material changes in such terms during the first six months of 2010.

(10) HELD FOR SALE

                In connection with the Company’s acquisition of Eveready, the Company agreed with the Canadian Commissioner of Competition to divest the Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to the Company’s existing landfill in the region. At the end of April 2010, the Company completed the sale of the Pembina Area Landfill for $11.7 million. In connection with this sale, the Company recognized a pre-tax gain of $1.3 million which has been recorded in income from discontinued operations on the Company’s consolidated statement of income.  Prior to the sale, the Pembina Area Landfill met the held for sale criteria and the fair value of its assets and liabilities less estimated costs to sell were classified as held for sale in the Company’s consolidated balance sheet. During the period from January 1, 2010 to April 30, 2010, the Pembina Area Landfill recorded $2.2 million of revenues and $2.5 million of pre-tax income (including the pre-tax gain on sale) which are included in the calculation of income from discontinued operations.

In April 2010 the Company disposed of its mobile industrial health business for $2.4 million and recognized a pre-tax gain of $1.4 million in relation to this sale. The gain was recorded in income from discontinued operations in the Company’s consolidated statement of income.  At March 31, 2010, the mobile industrial health business met the held for sale criteria and the fair value of its assets and liabilities less estimated costs to sell were classified as held for sale in the Company’s consolidated balance sheet.  Revenues and pre-tax income related to the mobile industrial health business were not material for the period from January 1, 2010 to April 2010.

 (11) INCOME TAXES

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three and six months ended June 30, 2010 was 17.7 percent and 22.4 percent compared to 41.8 percent and 43.9 percent for the same periods in 2009. The decrease in the effective tax rate is primarily attributable to the decrease in unrecognized tax benefits recorded as a discrete item in the second quarter of 2010.

Total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, decreased by approximately $13.7 million in the second quarter. The $13.7 million (which included interest and penalties of $5.7 million) was recorded in earnings and therefore impacted the effective income tax rate.  Approximately $13.1 million was due to expiring statute of limitation periods related to a historical Canadian business combination and the remaining $0.6 million is related to the conclusion of examinations with state taxing authorities and the expiration of various state statute of limitation periods.

As of June 30, 2010, the Company’s unrecognized tax benefits were $65.0 million, which included $18.2 million of interest and $6.4 million of penalties.  As of December 31, 2009, the Company’s unrecognized tax benefits were $76.2 million, which included $21.9 million of interest and $6.1 million of penalties.

Due to expiring statute of limitation periods, the Company anticipates that total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $1.2 million within the next twelve months.  The $1.2 million (which includes interest and penalties of $0.4 million) is related to various state and local jurisdictional tax laws and will be recorded in earnings and therefore will impact the effective income tax rate.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of June 30, 2010 and December 31, 2009, the Company had a remaining valuation allowance of $10.1 million and $11.2 million, respectively.  The allowance as of June 30, 2010 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and less than $0.1 million of foreign net operating loss carryforwards. The allowance as of December 31, 2009 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and $1.1 million of foreign net operating loss carryforwards.  The reduction in the valuation allowance was due to the release of foreign net operating loss carryforwards for a dissolved entity.

(12) EARNINGS PER SHARE

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$55,517	$8,624	$65,565	$13,579
Income from discontinued operations	2,412	—	2,794	—
Net income	$57,929	$8,624	$68,359	$13,579

Denominator:
Basic shares outstanding	26,291	23,777	26,271	23,763
Dilutive effect of equity-based compensation awards	134	112	127	113
Dilutive shares outstanding	26,425	23,889	26,398	23,876

Basic earnings per share:
Income from continuing operations	$2.11	$0.36	$2.49	$0.57
Income from discontinued operations, net of tax	0.09	—	0.11	—
Net income	$2.20	$0.36	$2.60	$0.57
Diluted earnings per share:
Income from continuing operations.	$2.10	$0.36	$2.48	$0.57
Income from discontinued operations, net of tax	0.09	—	0.11	—
Net income	$2.19	$0.36	$2.59	$0.57

The dilutive effect of all outstanding stock options and restricted stock is included in the above calculations. For the three- and six-month periods ended June 30, 2010, the above calculation excluded the dilutive effects of 147 thousand outstanding performance stock awards for which the performance criteria were not attained and 18 thousand stock options that were not then in-the-money.  For the three- and six-month periods ended June 30, 2009, the above calculation excluded the dilutive effects of 137 thousand outstanding performance stock awards as the performance criteria were not attained and 21 thousand options that were not then in-the-money.

(13) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three- and six-month periods ended June 30, 2010, as well as the related weighted-average grant-date fair values:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards	19,859	$57.90	34,159	$57.53
Performance stock awards	87,906	$55.17	87,906	$55.17
Total awards	107,765		122,065

Certain performance stock awards granted in 2010 are subject to both achieving predetermined revenue and EBITDA targets for a specified period of time and service conditions  As of June 30, 2010, based on the year-to-date results of operations, management believed that it was probable that the performance targets will be achieved by December 31, 2010 and as a result, $0.7 million of expense was recognized during the three- and six-month periods ended June 30, 2010 related to the 2010 performance stock awards through sales, general and administrative expenses.

In regards to the performance awards granted in 2009, management previously believed that the performance targets would not be achieved and therefore recorded no compensation expense during fiscal 2009 and during the first quarter of 2010.  As of June 30, 2010, based on the year-to-date results of operations, management believed that it was probable that the performance targets for the 2009 performance awards will be achieved. Cumulative expense of $1.3 million was recognized during the three- and six-month periods ended June 30, 2010 through sales, general and administrative expenses.

(14) COMMITMENTS AND CONTINGENCIES

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

At June 30, 2010, the Company had recorded $28.4 million of reserves in the Company’s financial statements for actual or potential liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below, and the Company believes that it is reasonably possible that the amount of these potential liabilities could be as much as $4.7 million more. The Company periodically adjusts the aggregate amount of these reserves when these actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available.

As of June 30, 2010, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2010, were as follows:

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

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At June 30, 2010 and December 31, 2009, the Company had accrued $12.4 million and $12.8 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

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

BR Facility.  The Company acquired in 2002 as part of the CSD assets a former hazardous waste incinerator and landfill in Baton Rouge (the “BR Facility”), for which operations had been previously discontinued by the prior owner. In September 2007, the United States Environmental Protection Agency (the “EPA”) issued a special notice letter to the Company related to the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil’s Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern (“COC”) cited by the EPA. These COCs include substances of the kind found in wastewater and stormwater discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality (the “LDEQ”), and has begun conducting the remedial investigation and feasibility study under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil’s Swamp cleanup until a final remedy is selected by the EPA.

Breslube-Penn Site.  At one of the 35 Listed Third Party Sites, the Breslube-Penn site, the EPA brought suit in 1997 in the U.S. District Court for the Western District of Pennsylvania against a large number of PRPs for recovery of the EPA’s response costs in connection with that site. The named defendants are alleged to be jointly and severally liable for the remediation of the site and all response costs associated with the site. One of the prior owners, GSX Chemical Services of Ohio (“GSX”), was a named defendant in the original complaint. In 2006, the EPA filed an amended complaint naming the Company as defendant, alleging that the Company was the successor in interest to the liability of GSX.  The Company has reached an agreement in principle with the EPA and the PRP group that will be cleaning up the site, and expects to execute the final settlement documents in the next quarter of this year.

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

The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At June 30, 2010 and December 31, 2009, the amount of the Company’s remaining reserves relating to the Marine Shale site was $3.8 million and $3.7 million, respectively.

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

Federal and State Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2010, there were two proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. During the second quarter, the Company settled one matter involving one of its operating subsidiaries with no material impact to the Company’s financial results of operations.  The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Guarantees

Each Participant in the Eveready Employee Participation Plan (the “Plan”) described in Note 16, “Stock-Based Compensation and Employee Participation Plan,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, had the option to finance the acquisition of Purchased Units either through the employee’s own funds or a Bank of Montreal (“BMO”) loan to the Participant secured by both the Purchased and Matching Units. Because of the decline in the market value of the predecessor’s units and of Eveready shares subsequent to the purchase by the Participants of the Purchased Units, Eveready subsequently provided to BMO a guarantee of the BMO loans in the maximum amount at June 30, 2010 of CDN $5.0 million (plus interest and collection costs). At June 30, 2010, the aggregate amount of such guarantee, after giving effect to the market value on that date of the Company’s shares derived from the Purchased and Matching Units which secure the BMO loans, was CDN $0.4 million. At June 30, 2010, the Company had accrued CDN $0.5 million related to such guarantee. As described in Note 16, “Stock-Based Compensation and Employee Participation Plan,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has agreed with certain of its employees who were Participants in the Plan to pay on December 31, 2011 to those employees a cash bonus (a “Shortfall Bonus”) under certain circumstances; the maximum amount of the potential Shortfall Bonus as of June 30, 2010 was $2.9 million. To the extent, if any, that the Company becomes obligated to pay on December 31, 2011 a Shortfall Bonus to any employees who then have outstanding balances in their respective BMO loans, the amount of such Shortfall Bonus (net of withholding taxes) shall first be applied against such outstanding BMO loan balances, thereby decreasing the amount, if any, which the Company might be obligated to pay directly to BMO under the guarantee which Eveready provided to BMO on the BMO loans.

The Company has provided a guarantee to a certain financial institution for financing obtained by a contractor to purchase specific service and automotive equipment in supplying services to the Company. As of June 30, 2010, the total balance of all outstanding third party payments guaranteed by the Company was CDN $0.7 million. The financing is collateralized by the specific equipment purchased and is due to mature between 2010 and 2011. The Company would be required to settle the guarantee if the contractor were to default on the obligation and the collateral held by the financial institution was not sufficient to repay the balance due.

(15) SEGMENT REPORTING

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

The following table reconciles third party revenues to direct revenues for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended June 30, 2010
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$168,179	$166,509	$129,652	$7,259	$40	$471,639
Intersegment revenues, net	7,181	(9,899)	2,467	612	(361)	—
Direct revenues	$175,360	$156,610	$132,119	$7,871	$(321)	$471,639

	For the Three Months Ended June 30, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$158,452	$46,388	$10,422	$—	$75	$215,337
Intersegment revenues, net	5,320	(3,850)	(917)	—	(553)	—
Direct revenues	$163,772	$42,538	$9,505	$—	$(478)	$215,337

	For the Six Months Ended June 30, 2010
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$321,770	$218,054	$264,257	$22,518	$(64)	$826,535
Intersegment revenues, net	12,125	(14,085)	1,762	1,002	(804)	—
Direct revenues	$333,895	$203,969	$266,019	$23,520	$(868)	$826,535

	For the Six Months Ended June 30, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$309,084	$89,926	$22,476	$—	$157	$421,643
Intersegment revenues, net	10,807	(6,685)	(2,976)	—	(1,146)	—
Direct revenues	$319,891	$83,241	$19,500	$—	$(989)	$421,643

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, and other income to segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Adjusted EBITDA:
Technical Services	$46,244	$42,905	$78,841	$80,300
Field Services	43,022	3,819	48,083	5,863
Industrial Services	25,835	1,877	53,509	3,600
Exploration Services	975	—	5,210	—
Corporate Items	(19,446)	(17,296)	(40,018)	(33,034)
Total	$96,630	$31,305	$145,625	$56,729

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,602	$2,634	$5,304	$5,284
Depreciation and amortization	22,105	12,241	44,779	24,302
Income from operations	71,923	16,430	95,542	27,143
Other income	(2,708)	(11)	(3,154)	(44)
Interest expense, net of interest income	7,646	1,609	14,574	2,989
Income from continuing operations before provision for income taxes	$66,985	$14,832	$84,122	$24,198

The following table presents assets by reported segment and in the aggregate (in thousands):

	June 30, 2010	December 31, 2009
Property, plant and equipment, net
Technical Services	$262,412	$259,873
Field Services	28,851	24,273
Industrial Services	233,720	232,981
Exploration Services	45,715	47,224
Corporate or other assets	28,522	25,593
Total property, plant and equipment, net	$599,220	$589,944
Intangible assets:
Technical Services
Goodwill	$32,363	$25,856
Permits and other intangibles, net	67,225	65,162
Total Technical Services	99,588	91,018
Field Services
Goodwill	3,088	3,372
Permits and other intangibles, net	3,835	4,240
Total Field Services	6,923	7,612
Industrial Services
Goodwill	13,072	16,229
Permits and other intangibles, net	28,007	29,972
Total Industrial Services	41,079	46,201
Exploration Services
Goodwill	8,474	10,628
Permits and other intangibles, net	14,670	14,814
Total Exploration Services	23,144	25,442
Total	$170,734	$170,273

The following table presents the total assets by reported segment (in thousands):

	June 30, 2010	December 31, 2009
Technical Services	$512,008	$514,084
Field Services	26,667	44,279
Industrial Services	302,586	302,392
Exploration Services	80,541	83,471
Corporate Items	622,426	456,842
Total	$1,544,228	$1,401,068

The following table presents the total assets by geographical area (in thousands):

	June 30, 2010	December 31, 2009
United States	$921,897	$796,671
Canada	620,154	602,480
Other foreign	2,177	1,917
Total	$1,544,228	$1,401,068

(16) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On August 14, 2009, $300.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several. As of June 30, 2010, the principal balance of the outstanding senior secured notes was $300.0 million. The notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at June 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$143,304	$93,759	$58,237	$—	$295,300
Intercompany receivables	269,070	—	—	(269,070)	—
Other current assets	10,679	277,302	168,199	—	456,180
Property, plant and equipment, net	—	289,105	310,115	—	599,220
Investments in subsidiaries	625,805	245,607	91,654	(963,066)	—
Intercompany note receivable	—	346,112	3,701	(349,813)	—
Other long-term assets	11,362	88,914	93,252	—	193,528
Total assets	$1,060,220	$1,340,799	$725,158	$(1,581,949)	$1,544,228
Liabilities and Stockholders’ Equity:
Current liabilities	$24,765	$213,166	$82,919	$—	$320,850
Intercompany payables	—	247,594	21,476	(269,070)	—
Closure, post-closure and remedial liabilities, net	—	138,445	18,371	—	156,816
Long-term obligations	292,874	—	—	—	292,874
Capital lease obligations, net	—	172	11,102	—	11,274
Intercompany debt payable	3,701	—	346,112	(349,813)	—
Other long-term liabilities	58,716	2,449	21,085	—	82,250
Total liabilities	380,056	601,826	501,065	(618,883)	864,064
Stockholders’ equity	680,164	738,973	224,093	(963,066)	680,164
Total liabilities and stockholders’ equity	$1,060,220	$1,340,799	$725,158	$(1,581,949)	$1,544,228

Following is the condensed consolidating balance sheet at December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$141,339	$50,407	$41,800	$—	$233,546
Intercompany receivables	286,585	—	—	(286,585)	—
Other current assets	13,629	206,443	166,632	—	386,704
Property, plant and equipment, net	—	282,583	307,361	—	589,944
Investments in subsidiaries	519,933	201,592	91,654	(813,179)	—
Intercompany note receivable	236,699	114,603	3,701	(355,003)	—
Other long-term assets	16,643	75,564	98,667	—	190,874
Total assets	$1,214,828	$931,192	$709,815	$(1,454,767)	$1,401,068
Liabilities and Stockholders’ Equity:
Current liabilities	$12,333	$139,725	$81,262	$—	$233,320
Intercompany payables	—	254,136	32,449	(286,585)	—
Closure, post-closure and remedial liabilities, net	—	144,302	18,582	—	162,884
Long-term obligations	292,433	—	—	—	292,433
Capital lease obligations, net	—	140	6,775	—	6,915
Intercompany debt payable	3,701	—	351,302	(355,003)	—
Other long-term liabilities	55,870	2,929	32,892	—	91,691
Total liabilities	364,337	541,232	523,262	(641,588)	787,243
Stockholders’ equity	850,491	389,960	186,553	(813,179)	613,825
Total liabilities and stockholders’ equity	$1,214,828	$931,192	$709,815	$(1,454,767)	$1,401,068

Following is the consolidating statement of income for the three months ended June 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$322,580	$147,607	$1,452	$471,639
Cost of revenues (exclusive of items shown separately below)	—	214,558	108,270	1,452	324,280
Selling, general and administrative expenses	25	36,973	13,731	—	50,729
Accretion of environmental liabilities	—	2,320	282	—	2,602
Depreciation and amortization	—	11,478	10,627	—	22,105
Income from operations	(25)	57,251	14,697	—	71,923
Other income	—	38	2,670	—	2,708
Interest (expense) income	(7,229)	36	(453)	—	(7,646)
Equity in earnings of subsidiaries	74,197	22,155	—	(96,352)	—
Intercompany dividend income (expense)	—	—	3,326	(3,326)	—
Intercompany interest income (expense)	—	8,329	(8,329)	—	—
Income from continuing operations before provision for income taxes	66,943	87,809	11,911	(99,678)	66,985
Provision for income taxes	9,014	12,060	(9,606)	—	11,468
Income from continuing operations	57,929	75,749	21,517	(99,678)	55,517
Income from discontinued operations, net of tax	—	—	2,412	—	2,412
Net income	$57,929	$75,749	$23,929	$(99,678)	$57,929

Following is the consolidating statement of income for the three months ended June 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$185,873	$29,739	$(275)	$215,337
Cost of revenues (exclusive of items shown separately below)	—	128,617	17,912	(275)	146,254
Selling, general and administrative expenses	—	27,932	9,846	—	37,778
Accretion of environmental liabilities	—	2,390	244	—	2,634
Depreciation and amortization	—	10,909	1,332	—	12,241
Income from operations	—	16,025	405	—	16,430
Other income (expense)	—	21	(10)	—	11
Interest (expense) income	(1,336)	(312)	39	—	(1,609)
Equity in earnings of subsidiaries	16,530	1,459	—	(17,989)	—
Intercompany dividend income (expense)	—	—	2,931	(2,931)	—
Intercompany interest income (expense)	—	2,827	(2,827)	—	—
Income before provision for income taxes	15,194	20,020	538	(20,920)	14,832
Provision for income taxes	6,570	113	(475)	—	6,208
Net income	$8,624	$19,907	$1,013	$(20,920)	$8,624

Following is the consolidating statement of income for the six months ended June 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$523,423	$306,928	$(3,816)	$826,535
Cost of revenues (exclusive of items shown separately below)	—	361,408	227,105	(3,816)	584,697
Selling, general and administrative expenses	50	69,044	27,119	—	96,213
Accretion of environmental liabilities	—	4,740	564	—	5,304
Depreciation and amortization	—	23,527	21,252	—	44,779
Income from operations	(50)	64,704	30,888	—	95,542
Other income	—	314	2,840	—	3,154
Interest (expense) income	(14,472)	49	(151)	—	(14,574)
Equity in earnings of subsidiaries	93,215	26,816	—	(120,031)	—
Intercompany dividend income (expense)	—	—	6,612	(6,612)	—
Intercompany interest income (expense)	—	16,207	(16,207)	—	—
Income from continuing operations before provision for income taxes	78,693	108,090	23,982	(126,643)	84,122
Provision for income taxes	10,334	14,364	(6,141)	—	18,557
Income from continuing operations	68,359	93,726	30,123	(126,643)	65,565
Income from discontinued operations, net of tax	—	—	2,794	—	2,794
Net income	$68,359	$93,726	$32,917	$(126,643)	$68,359

Following is the consolidating statement of income for the six months ended June 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$366,650	$59,554	$(4,561)	$421,643
Cost of revenues (exclusive of items shown separately below)	—	255,580	38,748	(4,561)	289,767
Selling, general and administrative expenses	—	60,044	15,103	—	75,147
Accretion of environmental liabilities	—	4,818	466	—	5,284
Depreciation and amortization	—	21,746	2,556	—	24,302
Income from operations	—	24,462	2,681	—	27,143
Other income (expense)	—	52	(8)	—	44
Interest income (expense)	(2,566)	(514)	91	—	(2,989)
Equity in earnings of subsidiaries	26,933	3,541	—	(30,474)	—
Intercompany dividend income (expense)	—	—	5,679	(5,679)	—
Intercompany interest income (expense)	—	5,478	(5,478)	—	—
Income before provision for income taxes	24,367	33,019	2,965	(36,153)	24,198
Provision for income taxes	10,788	219	(388)	—	10,619
Net income	$13,579	$32,800	$3,353	$(36,153)	$13,579

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(155)	$65,613	$31,859	$97,317
Cash flows from investing activities:
Additions to property, plant and equipment	—	(17,535)	(17,955)	(35,490)
Acquisitions, net of cash acquired	—	(13,751)	—	(13,751)
Costs to obtain or renew permits	—	(946)	(1,246)	(2,192)
Proceeds from sale of fixed assets and assets held for sale	—	930	14,664	15,594
Proceeds from sale of marketable securities	—	—	2,575	2,575
Proceeds from sale of long-term investments	—	1,300	—	1,300
Proceeds from insurance settlement	—	—	1,336	1,336
Investment in subsidiaries	(236,700)	236,700	—	—
Net cash from investing activities	(236,700)	206,698	(626)	(30,628)

Cash flows from financing activities:
Change in uncashed checks	—	(1,317)	(2,283)	(3,600)
Proceeds from exercise of stock options	318	—	—	318
Proceeds from employee stock purchase plan	1,187	—	—	1,187
Remittance of shares, net	(113)	—	—	(113)
Excess tax benefit of stock-based compensation	782	—	—	782
Deferred financing costs paid	(53)	—	—	(53)
Payments of capital leases	—	(79)	(1,673)	(1,752)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	9,136	(9,136)	—
Intercompany notes	236,700	(236,700)	—	—
Net cash from financing activities	238,821	(228,960)	(13,240)	(3,379)
Effect of exchange rate change on cash	—	—	(1,556)	(1,556)
Increase in cash and cash equivalents	1,966	43,351	16,437	61,754
Cash and cash equivalents, beginning of period	141,338	50,408	41,800	233,546
Cash and cash equivalents, end of period	$143,304	$93,759	$58,237	$295,300

Following is the condensed consolidating statement of cash flows for the six months ended June, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$3,689	$45,040	$328	$49,057
Cash flows from investing activities:
Additions to property, plant and equipment	—	(32,700)	(1,210)	(33,910)
Costs to obtain or renew permits	—	(429)	(312)	(741)
Proceeds from sales of fixed assets	—	136	2	138
Acquisitions, net of cash acquired	(402)	—	(6,099)	(6,501)
Net cash from investing activities	(402)	(32,993)	(7,619)	(41,014)

Cash flows from financing activities:
Change in uncashed checks	—	(2,162)	(599)	(2,761)
Proceeds from exercise of stock options	137	—	—	137
Proceeds from employee stock purchase plan	1,257	—	—	1,257
Remittance of shares	(240)	—	—	(240)
Excess tax benefit of stock-based compensation	65	—	—	65
Deferred financing costs paid	—	—	(35)	(35)
Payments of capital leases	—	(301)	(28)	(329)
Payment on acquired debt	—	—	(2,499)	(2,499)
Intercompany financing	402	(402)	—	—
Interest (payments) / received	—	10,055	(10,055)	—
Dividends (paid) received	—	(10,858)	10,858	—
Net cash from financing activities	1,621	(3,668)	(2,358)	(4,405)
Effect of exchange rate change on cash	—	—	2,245	2,245
Increase (decrease) in cash and cash equivalents	4,908	8,379	(7,404)	5,883
Cash and cash equivalents, beginning of period	121,894	67,934	59,696	249,524
Cash and cash equivalents, end of period	$126,802	$76,313	$52,292	$255,407

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

Overview

During the three months ended June 30, 2010, our revenues increased 119% to $471.6 million, compared with $215.3 million during the three months ended June 30, 2009.  This year-over-year revenue growth was due to our acquisition of Eveready in July 2009, our emergency response to the Gulf of Mexico oil spill, and performance in our legacy Clean Harbors business.  Our revenues were also favorably impacted by $3.8 million due to the strengthening of the Canadian dollar.  Our Energy and Industrial Services business, which is primarily made up of the legacy Eveready business, benefited from activity in the oil sands region, refinery turnaround work and high utilization rates at our camps in our lodging business during the quarter.

Our participation in the Gulf oil spill response efforts generated revenues for the quarter of $109 million, accounting for approximately 23% of total revenue.  Our work essentially came through seven customers that ranged from private companies to the U.S. Coast Guard.  The work fell into four primary areas: skimming, decontamination, water treatment and onshore clean-up.  At the height of the event, we had more than 3,500 response-related personnel working in the region, consisting of our own employees and a temporary workforce that our subcontractors recruited from the affected areas. We also supplied equipment that included boats, containment boom, skimmers, and vacuum trucks.  In addition, we have a number of recovery and water treatment systems in place.

In our Technical Services segment, we achieved year-over-year growth of 7%.  Incinerator utilization increased to 91% for the three months ended June 30, 2010, compared to 88% in the same three months in 2009.  On a geographic basis, utilization was fairly level between our Canadian and U.S. locations. Landfill volumes increased 17% year-over-year.

Our Field Services revenues accounted for one-third of our second quarter revenues primarily due to the Gulf oil spill.  Margins in this segment increased substantially because of this emergency response work.  Excluding the effect of the Gulf event, revenues increased 13% from the second quarter of 2009, driven primarily by a significant amount of routine maintenance and remedial work that had been deferred during the economic recession.

The increase in our Industrial Services and Exploration Services revenues related primarily to our acquisition of Eveready.

Our costs of revenues increased from $146.3 million in the second quarter of 2009 to $324.3 million in the second quarter of 2010. This increase in expenses was primarily due to the acquisition of Eveready, expenses associated with the Gulf oil spill and increased revenues in the legacy Clean Harbors business.  The costs were also impacted by our continued initiative to actively manage our costs, our continued achievement of Eveready synergies, and specific cost cutting measures initiated as a response to the current economic environment.  Our gross profit margin was 31.2% for the three months ended June 30, 2010, compared to 32.1% for the same period ended June 30, 2009.  The year-over-year variance in gross margin resulted from the significant top-line contribution of our Industrial Services business, which generates a lower gross margin than our legacy Clean Harbors business.  This variance was minimized, however, by the seasonal strength of our environmental business, as well as the value of our emergency response efforts in the Gulf.

During the second quarter, our net income was also affected by the following:

•                  Divesting the Pembina Area Landfill and our mobile industrial health business and recording pre-tax gains on the sales of $2.7 million recorded in income from discontinued operations.

•                  Recording a pre-tax gain on sale of marketable securities for $2.4 million.

•                  A favorable change in estimate of environmental liabilities resulting in a pre-tax benefit of $3.1 million recorded in sales, general and administrative expenses.

•                  Effective tax rate for the quarter of 18%, compared with 42% in the same period last year.  The decrease in the effective tax rate this quarter was primarily attributable to the decrease in unrecognized tax benefits of $13.7 million.  Approximately $13.1 million of the $13.7 million decrease was due to expiring statute of limitation periods related to a historical Canadian business combination and the remaining $0.6 million was related to the conclusion of examinations with state taxing authorities and expiration of various state statutes of limitation periods.

Environmental Liabilities

We have accrued environmental liabilities as of June 30, 2010, of approximately $178.1 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the six months ended June 30, 2010, of $3.9 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general, and administrative costs.  During the six months ended June 30, 2010, a benefit of approximately $0.1 million was recorded in cost of revenues and a benefit of approximately $3.8 million was recorded in selling, general and administrative expenses. See further detail discussed in Note 7, “Closure and Post-Closure Liabilities,” and Note 8, “Remedial Liabilities,” to our financial statements included in Item 1 of this report.

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

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	68.8	68.0	70.8	68.7
Selling, general and administrative expenses	10.7	17.5	11.6	17.8
Accretion of environmental liabilities	0.6	1.2	0.6	1.3
Depreciation and amortization	4.7	5.7	5.4	5.8
Income from operations	15.2	7.6	11.6	6.4
Other income	0.6	—	0.4	—
Interest expense, net of interest income	(1.6)	(0.7)	(1.8)	(0.7)
Income from continuing operations before provision for income taxes	14.2	6.9	10.2	5.7
Provision for income taxes	2.4	2.9	2.2	2.5
Income from continuing operations	11.8	4.0	8.0	3.2
Income from discontinued operations, net of tax	0.5	—	0.3	—
Net income	12.3%	4.0%	8.3%	3.2%

Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, other income, provision for income taxes, and income from discontinued operations, net of tax.  Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles in the United States (“GAAP”). Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$57,929	$8,624	$68,359	$13,579
Accretion of environmental liabilities	2,602	2,634	5,304	5,284
Depreciation and amortization	22,105	12,241	44,779	24,302
Interest expense, net	7,646	1,609	14,574	2,989
Other income	(2,708)	(11)	(3,154)	(44)
Provision for income taxes	11,468	6,208	18,557	10,619
Income from discontinued operations, net of tax	(2,412)	—	(2,794)	—
Adjusted EBITDA	$96,630	$31,305	$145,625	$56,729

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Six Months Ended June 30,
	2010	2009
Adjusted EBITDA	$145,625	56,729
Interest expense, net	(14,574)	(2,989)
Provision for income taxes	(18,557)	(10,619)
Income from discontinued operations, net of tax	2,794	—
Allowance for doubtful accounts	833	669
Amortization of deferred financing costs and debt discount	1,475	790
Change in environmental liability estimates	(3,893)	(635)
Deferred income taxes	388	(390)
Stock-based compensation	3,107	(376)
Excess tax benefit of stock-based compensation	(782)	(65)
Income tax benefits related to stock option exercises	777	59
Gain on sales of businesses	(2,678)	—
Environmental expenditures	(4,717)	(4,077)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(61,294)	28,109
Other current assets	(20,868)	4,487
Accounts payable	48,411	(8,635)
Other current liabilities	21,270	(14,000)
Net cash from operating activities	$97,317	$49,057

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three and six months ended June 30, 2010 and 2009. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes in how we manage our business made upon our acquisition of Eveready.  This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 19, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1, “Financial Statements” and in particular Note 15, “Segment Reporting” in this report.

Three months ended June 30, 2010 versus the three months ended June 30, 2009

	Summary of Operations (in thousands)
	For the Three Months Ended June 30,
			$	%
	2010	2009	Change	Change

Direct Revenues:
Technical Services	$175,360	$163,772	$11,588	7.1%
Field Services	156,610	42,538	114,072	268.2
Industrial Services	132,119	9,505	122,614	1,290.0
Exploration Services	7,871	—	7,871	—
Corporate Items	(321)	(478)	157	(32.8)
Total	471,639	215,337	256,302	119.0

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	112,231	104,375	7,856	7.5
Field Services	106,328	32,581	73,747	226.3
Industrial Services	98,712	7,070	91,642	1,296.2
Exploration Services	6,050	—	6,050	—
Corporate Items	959	2,228	(1,269)	(57.0)
Total	324,280	146,254	178,026	121.7

Selling, General & Administrative Expenses:
Technical Services	16,885	16,492	393	2.4
Field Services	7,260	6,138	1,122	18.3
Industrial Services	7,572	558	7,014	1,257.0
Exploration Services	846	—	846	—
Corporate Items	18,166	14,590	3,576	24.5
Total	50,729	37,778	12,951	34.3

Adjusted EBITDA:
Technical Services	46,244	42,905	3,339	7.8
Field Services	43,022	3,819	39,203	1,026.5
Industrial Services	25,835	1,877	23,958	1,276.4
Exploration Services	975	—	975	—
Corporate Items	(19,446)	(17,296)	(2,150)	12.4
Total	$96,630	$31,305	$65,325	208.7%

(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 7.1%, or $11.6 million, in the three months ended June 30, 2010 from the comparable period in 2009 primarily due to increases in volumes being processed through all of our facilities ($10.6 million), an increase due to the integration of the Eveready business into the Technical Services segment ($2.1 million), an increase in base business, and strengthening of the Canadian dollar ($3.3 million). These increases were partially offset by reductions due to changes in product mix and reductions in pricing ($10.3 million).

Field Services revenues increased 268.2%, or $114.1 million, in the three months ended June 30, 2010 from the comparable period in 2009 primarily due to the Gulf oil spill project business ($108.6 million), increases in large remedial project business ($2.0 million), increases in oil pricing ($1.2 million), and strengthening of the Canadian dollar ($0.3 million).

The increases in Industrial Services and Exploration Services revenues for the three months ended June 30, 2010 were due to the acquisition of Eveready.

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, the level of emergency response projects, competitive industry pricing, and the effects of fuel prices on our fuel recovery fee.

Cost of Revenues

Technical Services costs of revenues increased 7.5%, or $7.9 million, in the three months ended June 30, 2010 from the comparable period in 2009 primarily due to increases in salary and labor expenses ($3.2 million), vehicle expenses and equipment repairs ($0.8 million), fuel expense ($0.8 million), outside transportation costs ($0.5 million), year-over-year unfavorable changes in environmental liability estimates ($0.4 million), and strengthening of the Canadian dollar ($1.8 million).

Field Services costs of revenues increased 226.3%, or $73.7 million, in the three months ended June 30, 2010 from the comparable period in 2009 primarily due to increased subcontractor fees, materials and supplies costs, equipment rental costs and travel and other costs associated with the Gulf oil spill ($65.5 million) as well as increases in costs associated with the remainder of the Field Services segment business such as labor and related expenses ($2.7 million), materials for reclaim or resale ($1.7 million), fuel charges ($0.6 million), materials and supplies costs ($0.7 million), travel costs ($0.7 million) and strengthening of the Canadian dollar ($0.3 million).

The increases in Industrial Services and Exploration Services cost of revenues for the three months ended June 30, 2010 were due to the acquisition of Eveready.

Corporate Items costs of revenues decreased $1.3 million for the three months ended June 30, 2010, as compared to the same period in 2009 primarily due to a reduction in health insurance related costs ($2.1 million), offset by increased labor costs ($0.9 million) associated with the acquisition of Eveready.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 2.4%, or $0.4 million, in the three months ended June 30, 2010 from the comparable period in 2009 primarily due to increased salaries, commissions and bonuses.

Field Services selling, general and administrative expenses increased 18.3%, or $1.1 million, in the three months ended June 30, 2010 from the comparable period in 2009 primarily due to an increase in commissions and bonus expense.

The increases in Industrial Services and Exploration Services selling, general and administrative expenses for the three months ended June 30, 2010 were due to the acquisition of Eveready.

Corporate Items selling, general and administrative expenses increased 24.5%, or $3.6 million, for the three months ended June 30, 2010, as compared to the same period in 2009 primarily due to increases in salaries and bonuses ($3.4 million), stock-based compensation costs primarily related to the recording of the 2009 and 2010 performance awards expense ($3.3 million), year-over-year severance costs ($0.7 million), and computer expenses, rent and other costs associated with the acquisition of Eveready ($1.7 million), offset by year-over-year favorable changes in environmental liability estimates ($3.3 million) and a reduction in professional fees primarily related to incurring acquisition costs in 2009 associated with the Eveready acquisition ($2.2 million).

Depreciation and Amortization

	Three Months Ended June 30, (in thousands)
	2010	2009
Depreciation of fixed assets	$17,978	$9,444
Landfill and other amortization	4,127	2,797
Total depreciation and amortization	$22,105	$12,241

Depreciation and amortization increased 80.6%, or $9.9 million, in the second quarter of 2010 compared to the same period in 2009. Depreciation of fixed assets increased primarily due to the acquisitions of Eveready in July 2009 and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from the acquisition of Eveready.

Other Income

Other income increased $2.7 million in the second quarter of 2010 compared to the same period in 2009. Other income increased primarily due to a $2.4 million gain on sale of certain marketable securities.

Interest Expense, Net

	Three Months Ended June 30, (in thousands)
	2010	2009
Interest expense	$7,811	$1,842
Interest income	(165)	(233)
Interest expense, net	$7,646	$1,609

Interest expense, net increased $6.0 million in the second quarter of 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009 and the refinancing of our revolving credit facility.

Six months ended June 30, 2010 versus the six months ended June 30, 2009

	Summary of Operations (in thousands)
	For the Six Months Ended June 30,
			$	%
	2010	2009	Change	Change

Direct Revenues:
Technical Services	$333,895	$319,891	$14,004	4.4%
Field Services	203,969	83,241	120,728	145.0
Industrial Services	266,019	19,500	246,519	1,264.2
Exploration Services	23,520	—	23,520	—
Corporate Items	(868)	(989)	121	(12.2)
Total	826,535	421,643	404,892	96.0

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	222,947	207,155	15,792	7.6
Field Services	143,226	64,927	78,299	120.6
Industrial Services	198,260	14,744	183,516	1,244.7
Exploration Services	16,738	—	16,738	—
Corporate Items	3,526	2,941	585	19.9
Total	584,697	289,767	294,930	101.8

Selling, General & Administrative Expenses:
Technical Services	32,107	32,436	(329)	(1.0)
Field Services	12,660	12,451	209	1.7
Industrial Services	14,250	1,156	13,094	1,132.7
Exploration Services	1,572	—	1,572	—
Corporate Items	35,624	29,104	6,520	22.4
Total	96,213	75,147	21,066	28.0

Adjusted EBITDA:
Technical Services	78,841	80,300	(1,459)	(1.8)
Field Services	48,083	5,863	42,220	720.1
Industrial Services	53,509	3,600	49,909	1,386.4
Exploration Services	5,210	—	5,210	—
Corporate Items	(40,018)	(33,034)	(6,984)	21.1
Total	$145,625	$56,729	$88,896	156.7%

(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 4.4%, or $14.0 million, in the six months ended June 30, 2010 from the comparable period in 2009 primarily due to increases in volumes being processed through our incinerators, landfills, wastewater treatment plants and solvent recovery facilities ($11.4 million), an increase due to the integration of the Eveready business into the Technical Services segment ($4.6 million), an increase in base business, and strengthening of the Canadian dollar ($7.4 million). These increases were partially offset by reductions due to changes in product mix and reductions in pricing ($16.0 million) and reductions in volumes being processed through our treatment, storage and disposal facilities ($2.0 million).

Field Services revenues increased 145.0%, or $120.7 million, in the six months ended June 30, 2010 from the comparable period in 2009 primarily due to the activity at the Gulf oil spill project business ($108.6 million), increases in large remedial project business ($5.2 million), increases in oil pricing ($2.5 million), and strengthening of the Canadian dollar ($0.8 million.

The increases in Industrial Services and Exploration Services revenues for the six months ended June 30, 2010 were due to the acquisition of Eveready.

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the effects of unseasonable weather conditions in the first quarter, the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, the level of emergency response projects, competitive industry pricing, and the effects of fuel prices on our fuel recovery fee.

Cost of Revenues

Technical Services costs of revenues increased 7.6%, or $15.8 million, in the six months ended June 30, 2010 from the comparable period in 2009 primarily due to increases in salary and labor expenses ($6.5 million), vehicle expenses and equipment repairs ($2.6 million), outside transportation costs ($1.6 million), fuel expense ($0.9 million), year-over-year unfavorable changes in environmental liability estimates ($0.5 million), and strengthening of the Canadian dollar ($4.2 million), offset by reduced subcontractor, temporary labor fees and owner operator fees ($0.5 million).

Field Services costs of revenues increased 120.6%, or $78.3 million, in the six months ended June 30, 2010 from the comparable period in 2009 primarily due to increased subcontractor fees, materials and supplies costs, equipment rental costs and travel and other costs associated with the Gulf oil spill ($65.5 million), as well as increases in costs associated with the remainder of the Field Services segment business such as labor and related expenses ($2.9 million), materials for reclaim or resale ($2.3 million), fuel charges ($0.9 million), materials and supplies costs ($0.9 million), travel costs ($0.7 million) and strengthening of the Canadian dollar ($0.7 million).

The increases in Industrial Services and Exploration Services cost of revenues for the six months ended June 30, 2010 were due to the acquisition of Eveready.

Corporate Items costs of revenues increased $0.6 million for the six months ended June 30, 2010, as compared to the same period in 2009 primarily due to increased labor costs ($1.9 million) and travel and other costs ($0.8 million) associated with the acquisition of Eveready, offset by a reduction in health insurance related costs ($2.1 million).

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 1.0%, or $0.3 million, in the six months ended June 30, 2010 from the comparable period in 2009 primarily due to year-over-year favorable changes in environmental liability estimates.

Field Services selling, general and administrative expenses increased 1.7%, or $0.2 million, in the six months ended June 30, 2010 from the comparable period in 2009 primarily due to an increase in commissions and bonus expense.

The increase in Industrial Services and Exploration Services selling, general and administrative expenses for the six months ended June 30, 2010 was due to the acquisition of Eveready.

Corporate Items selling, general and administrative expenses increased 22.4%, or $6.5 million, for the six months ended June 30, 2010, as compared to the same period in 2009 primarily due to increases in salaries and bonuses ($5.4 million), stock-based compensation costs primarily related to the recording of the 2009 and 2010 performance awards expense ($3.2 million), computer expenses and other costs associated with the acquisition of Eveready ($2.1 million), year-over-year severance costs ($0.7 million), recruiting costs ($0.4 million), and the impact on our balance sheet of the strengthening of the Canadian dollar ($0.2 million), offset by year-over-year favorable changes in environmental liability estimates ($3.1 million) and a reduction in professional fees primarily related to incurring acquisition costs in 2009 associated with the Eveready acquisition ($2.4 million).

Depreciation and Amortization

	Six Months Ended June 30, (in thousands)
	2010	2009
Depreciation of fixed assets	$35,861	$18,691
Landfill and other amortization	8,918	5,611
Total depreciation and amortization	$44,779	$24,302

Depreciation and amortization increased 84.3%, or $20.5 million, in the first six months of 2010 compared to the same period in 2009. Depreciation of fixed assets increased primarily due to the acquisitions of Eveready and Sturgeon and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangible assets resulting from the acquisition of Eveready and an increase in certain landfill cell amortization rates.

Other Income

Other income increased $3.1 million in the six months ended June 30, 2010 compared to the same period in 2009. Other income increased primarily due to a $2.4 million gain on sale of certain marketable securities.

Interest Expense, Net

	Six Months Ended June 30, (in thousands)
	2010	2009
Interest expense	$14,841	$3,612
Interest income	(267)	(623)
Interest expense, net	$14,574	$2,989

Interest expense, net increased $11.6 million in the first six months of 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009 and the refinancing of our revolving credit facility. The reduction of interest income in the same period was due to a reduction in the interest rates being earned on our cash balances.

Income from Discontinued Operations

In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. Prior to its sale in April 2010, the Pembina Area Landfill met the held for sale criteria and therefore the fair value of its assets and liabilities less estimated costs to sell were recorded as held for sale in our consolidated balance sheet. In connection with this sale, we recognized a pre-tax gain of $1.3 million which, along with the net income for the Pembina Area Landfill, has been recorded in income from discontinued operations on our consolidated statement of income at June 30, 2010. From January 1, 2010 to April 30, 2010, the Pembina Area Landfill recorded $2.2 million of revenues which are included in the calculation of income from discontinued operations.

In addition to the above, we sold the mobile industrial health business in the second quarter and recognized a $1.4 million pre-tax gain on sale which was classified in income from discontinued operations.

Income Taxes

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three and six months ended June 30, 2010 was 17.7% and 22.4% compared to 41.8% and 43.9% for the same periods in 2009.  Income tax expense (including taxes on income from discontinued operations) for the six months ended June 30, 2010 increased $9.1 million to $19.7 million from $10.6 million for the comparable period in 2009.  Income tax expense (including taxes on income from discontinued operations) for the three months ended June 30, 2010 increased $6.3 million to $12.5 million from $6.2 million for the comparable period in 2009.  The increased tax expense for the three and six months ended June 30, 2010 was primarily due to increased revenue and earnings, offset by the decrease in unrecognized tax benefits of $13.7 million.  Approximately $13.1 million of the $13.7 million decrease was due to expiring statute of limitation periods related to a historical Canadian business combination and the remaining $0.6 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statute of limitation periods.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of June 30, 2010 and December 31, 2009, we had a remaining valuation allowance of $10.1 million and $11.2 million, respectively.  The allowance as of June 30, 2010 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and less than $0.1 million of foreign net operating loss carryforwards. The allowance as of December 31, 2009 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and $1.1 million of foreign net operating loss carryforwards.  The reduction in the valuation allowance was due to the release of foreign net operating loss carryforwards for a dissolved entity.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The liability for unrecognized tax benefits as of June 30, 2010 and December 31, 2009, included accrued interest and penalties of $24.6 million and $28.0 million, respectively.  Tax expense for each of the three months ended June 30, 2010 and 2009 included interest and penalties of $0.8 million. Tax expense for the six months ended June 30, 2010 and 2009 included interest and penalties of $1.7 million and $1.8 million, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the six months ended June 30, 2010, cash and cash equivalents increased $61.8 million primarily due to the following:

•                  Collections received from the Gulf oil spill project of $46.1 million;

•                  Divestitures in April 2010 of the Pembina Area Landfill for $11.7 million and the mobile industrial health business for $2.4 million (discussed further in Note 10, “Held For Sale,” to our financial statements included in Item 1 of this report);

•                  Sale of certain marketable securities for $2.6 million offset partially by:

•                  Purchase of Sturgeon & Son Transportation, Inc. in April 2010 for cash of $13.4 million (discussed further in Note 3, “Business Combinations,” to our financial statements included in Item 1 of this report);

•                  Timing of interest payments on our senior notes; and

•                  Payment of bonuses and commissions in March 2010 earned throughout 2009.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, for potential acquisitions, and to fund capital expenditures.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

We had accrued environmental liabilities as of June 30, 2010 of approximately $178.1 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.

Cash Flows for the six months ended June 30, 2010

Cash from operating activities in the first six months of 2010 was $97.3 million, an increase of 98.4%, or $48.3 million, compared with cash from operating activities in the first six months of 2009. The change was primarily related to the activity from the Gulf oil spill which resulted in an increase in income from operations and an increase in accounts payable offset by a net increase in accounts receivable.

Cash used for investing activities in the first six months of 2010 was $30.6 million, a decrease of 25.3%, or $10.4 million, compared with cash used for investing activities in the first six months of 2009.  The decrease resulted primarily from proceeds related to the divestitures of the Pembina Area Landfill and the mobile industrial health business.

Cash used for financing activities in the first six months of 2010 was $3.4 million, a decrease of 23.3%, or $1.0 million, compared with cash used for financing activities in the first six months of 2009. The reduction was primarily due to recording a payment on acquired debt in the 2009 financing activities.

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

Cash used for financing activities in the first six months of 2009 was $4.4 million, compared to cash from financing activities of $178.5 million in the first six months of 2008. The change was primarily the result of net proceeds of $173.6 million from the issuance of 2.875 million shares of common stock in April 2008, offset partially by the payment on debt acquired related to the EnviroSORT Inc. acquisition in February 2009.

Financing Arrangements

The financing arrangements and principal terms of the $300 million principal amount of senior secured notes and the $120 million revolving credit facility are discussed further in Note 10, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of June 30, 2010, we were in compliance with the covenants of our debt agreements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 11, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded $65.0 million of unrecognized tax benefits, including $18.2 million of potential interest and $6.4 million of potential penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of June 30, 2010, our long-term investments included $5.3 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value. During the three-month period ended June 30, 2010, we liquidated $1.3 million of auction rate securities at par.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they were not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of June 30, 2010, we have recorded an unrealized pre-tax loss of $0.4 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at June 30, 2010 (in thousands):

Scheduled Maturity Dates	Six Months Remaining 2010	2011	2012	2013	2014	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$292,874	$292,874
Capital lease obligations	4,484	5,428	3,143	1,788	1,400	167	16,410
	$4,484	$5,428	$3,143	$1,788	$1,400	$293,041	$309,284
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

In addition to the fixed rate borrowings described in the above table, we had at June 30, 2010 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $120 million (with a $110.0 million sub-limit for letters of credit).

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2010, the Canadian subsidiaries transacted approximately 3.4% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income of $1.9 million and decreased net income of $0.2 million for the three months ended June 30, 2010 and 2009, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income of $1.9 million and increased net income of $0.2 million for the three months ended June 30, 2010 and 2009, respectively. Had the Canadian dollar been 10.0% stronger against the U.S. dollar, we would have reported increased net income of $2.4 million and decreased net income of $0.3 million for the six months ended June 30, 2010 and 2009, respectively. Had the Canadian dollar been 10.0% weaker against the U.S. dollar, we would have reported decreased net income of $2.4 million and increased net income of $0.3 million for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, $5.3 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 14, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.

Item 1A—Risk Factors

During the six months ended June 30, 2010, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Securities—None.

Item 4—Reserved

Item 5—Other Information—None.

Item 6—Exhibits

Item No.	Description	Location

10.54B	Form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	Filed herewith.

10.54C	Form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	Filed herewith.

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith.

32	Section 1350 Certifications	Filed herewith.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

*

*                 These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.
Registrant

	By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Date: August 9, 2010

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and Chief Financial Officer

Date: August 9, 2010