Form 10-Q
period 2010-09-30
CLEAN HARBORS INC
filed 2010-11-05
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	26,354,377
(Class)	(Outstanding at November 3, 2010)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
Current assets:
Cash and cash equivalents	$280,916	$233,546
Marketable securities	2,821	2,072
Accounts receivable, net of allowances aggregating $21,251 and $8,255, respectively	344,320	274,918
Unbilled accounts receivable	26,162	12,331
Deferred costs	7,067	5,192
Prepaid expenses and other current assets	20,523	18,348
Supplies inventories	42,690	41,417
Deferred tax assets	19,878	18,865
Assets held for sale	—	13,561
Total current assets	744,377	620,250
Property, plant and equipment:
Land	30,871	29,294
Asset retirement costs (non-landfill)	2,235	1,853
Landfill assets	51,976	48,646
Buildings and improvements	144,875	141,685
Camp equipment	60,097	52,753
Vehicles	153,037	120,587
Equipment	510,477	492,831
Furniture and fixtures	2,259	1,695
Construction in progress	26,589	14,413
	982,416	903,757
Less—accumulated depreciation and amortization	355,092	313,813
Total property, plant and equipment, net	627,324	589,944
Other assets:
Long-term investments	5,430	6,503
Deferred financing costs	7,958	10,156
Goodwill	58,557	56,085
Permits and other intangibles, net of accumulated amortization of $57,203 and $48,981, respectively	114,500	114,188
Other	8,222	3,942
Total other assets	194,667	190,874
Total assets	$1,566,368	$1,401,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$5,126	$1,923
Accounts payable	145,120	97,923
Deferred revenue	28,654	21,156
Accrued expenses	115,377	90,707
Current portion of closure, post-closure and remedial liabilities	19,925	18,412
Liabilities held for sale	—	3,199
Total current liabilities	314,202	233,320
Other liabilities:
Closure and post-closure liabilities, less current portion of $8,005 and $7,305, respectively	27,952	28,505
Remedial liabilities, less current portion of $11,920 and $11,107, respectively	128,358	134,379
Long-term obligations	263,799	292,433
Capital lease obligations, less current portion	10,972	6,915
Unrecognized tax benefits and other long-term liabilities	83,332	91,691
Total other liabilities	514,413	553,923

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 26,345,685 and 26,230,803 shares, respectively	263	262
Treasury stock	(2,266)	(2,068)
Shares held under employee participation plan	(1,150)	(1,150)
Additional paid-in capital	485,629	476,067
Accumulated other comprehensive income	34,206	26,829
Accumulated earnings	221,071	113,885
Total stockholders’ equity	737,753	613,825
Total liabilities and stockholders’ equity	$1,566,368	$1,401,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$487,651	$305,608	$1,314,186	$727,251
Cost of revenues (exclusive of items shown separately below)	335,273	210,900	919,970	500,667
Selling, general and administrative expenses	53,619	46,416	149,832	121,563
Accretion of environmental liabilities	2,495	2,644	7,799	7,928
Depreciation and amortization	22,892	18,649	67,671	42,951
Income from operations	73,372	26,999	168,914	54,142
Other (loss) income	(669)	111	2,485	155
Loss on early extinguishment of debt	(2,294)	(4,853)	(2,294)	(4,853)
Interest expense, net of interest income of $297 and $564 for the quarter and year-to-date ended 2010 and $265 and $888 for the quarter and year-to-date ended 2009, respectively	(7,198)	(6,556)	(21,772)	(9,545)
Income from continuing operations, before provision for income taxes	63,211	15,701	147,333	39,899
Provision for income taxes	24,384	6,928	42,941	17,547
Income from continuing operations	38,827	8,773	104,392	22,352
Income from discontinued operations, net of tax	—	412	2,794	412
Net income	$38,827	$9,185	$107,186	$22,764

Earnings per share:
Basic	$1.47	$0.36	$4.08	$0.94
Diluted	$1.47	$0.36	$4.06	$0.93

Weighted average common shares outstanding	26,329	25,420	26,291	24,322
Weighted average common shares outstanding plus potentially dilutive common shares	26,485	25,552	26,427	24,441

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$107,186	$22,764
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	67,671	42,951
Allowance for doubtful accounts	163	814
Amortization of deferred financing costs and debt discount	2,221	1,285
Accretion of environmental liabilities	7,799	7,928
Changes in environmental liability estimates	(5,391)	(2,334)
Deferred income taxes	540	1,113
Stock-based compensation	5,220	649
Excess tax benefit of stock-based compensation	(1,221)	(416)
Income tax benefit related to stock option exercises	1,215	410
Gains on sales of businesses	(2,678)	—
Other income	(2,485)	(155)
Write-off of deferred financing costs and debt discount	1,394	1,851
Environmental expenditures	(8,704)	(6,255)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(63,714)	2,843
Other current assets	(18,456)	(3,845)
Accounts payable	47,828	127
Other current liabilities	15,342	(3,201)
Net cash from operating activities	153,930	66,529
Cash flows from investing activities:
Additions to property, plant and equipment	(74,741)	(46,104)
Acquisitions, net of cash acquired	(13,846)	(54,031)
Additions to intangible assets, including costs to obtain or renew permits	(3,262)	(1,402)
Purchase of available for sale securities	(1,486)	—
Proceeds from sale of marketable securities	2,627	—
Proceeds from sales of fixed assets and assets held for sale	15,963	302
Proceeds from insurance settlement	1,336	—
Proceeds from sale of long-term investments	1,300	—
Net cash used in investing activities	(72,109)	(101,235)
Cash flows from financing activities:
Change in uncashed checks	(4,682)	2,171
Proceeds from exercise of stock options	550	330
Remittance of shares, net	(198)	(295)
Proceeds from employee stock purchase plan	1,769	1,775
Deferred financing costs paid	(53)	(10,174)
Payments on capital leases	(3,361)	(380)
Payment on acquired debt	—	(230,745)
Principal payment on debt	(30,000)	(53,032)
Issuance of secured notes, net	—	292,107
Distribution of cash earned on employee participation plan	(148)	—
Excess tax benefit of stock-based compensation	1,221	416
Net cash from financing activities	(34,902)	2,173
Effect of exchange rate change on cash	451	3,285
Increase in cash and cash equivalents	47,370	(29,248)
Cash and cash equivalents, beginning of period	233,546	249,524
Cash and cash equivalents, end of period	$280,916	$220,276

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$26,230	$7,249
Income taxes paid	39,813	11,791
Non-cash investing and financing activities:
Property, plant and equipment accrued	$4,775	$3,187
Assets acquired through capital lease	10,130	—
Issuance of Clean Harbors common stock for Eveready common shares	—	118,427
Issuance of acquisition-related common stock, net	1,015	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Shares Held Under			Accumulated
	Number of Shares	$ 0.01 Par Value	Treasury Stock	Employee Participation Plan	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2010	26,231	$262	$(2,068)	$(1,150)	$476,067		$26,829	$113,885	$613,825
Net income	—	—	—	—	—	$107,186	—	107,186	107,186
Change in fair value of available for sale securities, net of taxes	—	—	—	—	—	(334)	(334)	—	(334)
Foreign currency translation	—	—	—	—	—	7,711	7,711	—	7,711
Comprehensive income	—	—	—	—	—	$114,563	—	—	—
Stock-based compensation	20	—	—	—	5,014		—	—	5,014
Issuance of restricted shares, net of shares remitted	(3)	—	(198)	—	—		—	—	(198)
Exercise of stock options	44	1	—	—	549		—	—	550
Issuance of acquisition-related common stock, net of issuance costs	16	—	—	—	1,015		—	—	1,015
Net tax benefit on exercise of stock options	—	—	—	—	1,215		—	—	1,215
Employee stock purchase plan	38	—	—	—	1,769		—	—	1,769
Balance at September 30, 2010	26,346	$263	$(2,266)	$(1,150)	$485,629		$34,206	$221,071	$737,753

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

The Company’s operations are managed in four segments: Technical Services, Field Services, Industrial Services and Exploration Services. During the quarter ended March 31, 2010, the Company made changes to the composition of these reportable segments. These changes consisted primarily of re-assigning certain departments from the Field Services segment to the Industrial Services segment to align with management reporting changes. The Company has recast the segment information for the three- and nine-month periods ended September 30, 2009 to conform to the current year presentation. See Note 15, “Segment Reporting.”

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2010, until the issuance of the financial statements.

(2) SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

As a result of the work performed in responding to both the Gulf and Michigan oil spills, one customer individually accounted for greater than 10% of net revenues for the three months ended September 30, 2010, at 11%.  No single customer accounted for greater than 10% of net revenues for the nine months ended September 30, 2010.  For the three and nine-month periods ended September 30, 2009, no single customer accounted for greater than 10% of net revenues.

Goodwill and Intangible Assets

The Company assesses goodwill for impairment at least on an annual basis as of December 31st by comparing the fair value of each reporting unit to its carrying value. There were no impairment charges during the years ended December 31, 2009, 2008 and 2007.  However, as actual results of the Exploration Segment for the first nine months of 2010 were less than originally forecast, the Company performed an interim impairment test for this segment as of September 30, 2010.  The Company’s interim test did not result in an impairment charge for the Exploration Segment.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective dates.  Unless otherwise discussed below, management believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows, or do not apply to the Company’s operations.

(3) BUSINESS COMBINATIONS

Eveready

On July 31, 2009, the Company acquired 100% of the outstanding common shares of Eveready Inc. (“Eveready”), an Alberta corporation headquartered in Edmonton, Alberta.  Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries.

During the three months ended June 30, 2010, the Company finalized the purchase accounting for the acquisition of Eveready.  No further adjustments have been made to the assets acquired and liabilities assumed since the end of the measurement period.  The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at July 31, 2009 (in thousands).

July 31, 2009 (As adjusted)
Current assets(i)(ii)	$120,451
Property, plant and equipment	271,752
Identifiable intangible assets(iii)	43,200
Other assets	1,459
Current liabilities(ii)	(39,407)
Asset retirement obligations	(70)
Other liabilities	(6,771)
Noncontrolling interests(iv)	(5,484)
Total identifiable net assets	$385,130
Goodwill(v)	24,561
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

Sturgeon

On April 30, 2010, the Company acquired privately-held Sturgeon & Son Transportation, Inc. (“Sturgeon”), a wholly-owned subsidiary of Sturgeon Services International, Inc., for a final purchase price of $14.9 million which included $13.0 million in cash (including $0.5 million of post-closing adjustments), $1.0 million related to the issuance of 16,000 shares of the Company’s common stock and $0.9 million related to the buyout of operating leases. Headquartered in Bakersfield, California, Sturgeon specializes in hazardous waste removal and transportation, as well as on-site refinery industrial services. The Company anticipates that this acquisition will enhance its growing West Coast presence in a number of vertical markets including oilfield and refinery services.  In addition, Sturgeon operates an extensive fleet of specialized equipment that has been added to the Company’s existing network of assets in the Western U.S.

During the three months ended September 30, 2010, the Company finalized the purchase accounting for the acquisition of Sturgeon.  The Company has recorded $4.8 million of property, plant and equipment, $4.0 million of intangible assets that are being amortized over a weighted average useful life of 9 years and $4.6 million of goodwill to the Technical Services segment, based on final fair value estimates. The goodwill is expected to be deductible for tax purposes. Acquisition-related costs of $0.1 million were included in selling, general, and administrative expenses for the nine-month period ended September 30, 2010.  No acquisition-related costs were incurred during the three-month period ended September 30, 2010.

(4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of September 30, 2010, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of September 30, 2010 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time these securities are expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of September 30, 2010, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. During the three-month period ended June 30, 2010, the Company liquidated $1.3 million in auction rate securities at par. The Company attributes the $0.3 million decline in the fair value of the remaining securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities at an amount below the original purchase price value and it is more likely than not that it will not have to sell the securities before their maturity or recovery.

During the nine months ended September 30, 2010, the Company recorded an unrealized pre-tax gain on auction rate securities of $0.2 million.  As of September 30, 2010, the Company continued to earn interest on its auction rate securities according to their stated terms with interest rates resetting generally every 28 days.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010

Auction rate securities	$—	$—	$5,430	$5,430
Marketable securities	$2,821	$—	$—	$2,821

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Auction rate securities	$—	$—	$6,503	$6,503
Marketable securities	$2,072	$—	$—	$2,072

The following tables present the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009
Balance at July 1,	$5,315	$6,483
Total unrealized gains included in other comprehensive income	115	20
Balance at September 30,	$5,430	$6,503

	Nine Months Ended September 30,
	2010	2009
Balance at January 1,	$6,503	$6,237
Sale of auction rate securities	(1,300)	—
Total unrealized gains included in other comprehensive income	227	266
Balance at September 30,	$5,430	$6,503

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the nine months ended September 30, 2010 were as follows (in thousands):

2010
Balance at January 1, 2010	$56,085
Acquired from the Sturgeon acquisition	4,593
Decrease from adjustments related to the Eveready acquisition during the measurement period	(2,454)
Foreign currency translation	333
Balance at September 30, 2010	$58,557

Below is a summary of amortizable other intangible assets (in thousands):

	September 30, 2010				December 31, 2009
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$103,074	$41,191	$61,883	16.4	$100,236	$38,246	$61,990	13.8

Customer lists	56,992	8,668	48,324	8.2	52,327	4,220	48,107	8.9

Other intangible assets	11,637	7,344	4,293	3.6	10,606	6,515	4,091	4.3

	$171,703	$57,203	$114,500	10.2	$163,169	$48,981	$114,188	15.7

The aggregate amortization expense for the nine months ended September 30, 2010 was $8.0 million.

Below is the expected amortization for the net carrying amount of finite lived intangible assets at September 30, 2010 (in thousands):

Years Ending December 31,	Expected Amortization
2010 (three months)	$2,978
2011	10,621
2012	10,308
2013	9,800
2014	8,935
Thereafter	71,858
$114,500

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Insurance	$18,964	$20,319
Interest	2,815	8,860
Accrued disposal costs	1,976	2,108
Accrued compensation and benefits	36,531	20,023
Income, real estate, sales and other taxes	27,869	7,201
Other items	27,222	32,196
	$115,377	$90,707

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the nine months ended September 30, 2010 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2010	$28,070	$7,740	$35,810
New asset retirement obligations	1,256	—	1,256
Accretion	2,120	774	2,894
Changes in estimates recorded to statement of income	(122)	(31)	(153)
Changes in estimates recorded to balance sheet	(718)	378	(340)
Settlement of obligations	(3,343)	(196)	(3,539)
Currency translation and other	21	8	29
Balance at September 30, 2010	$27,284	$8,673	$35,957

All of the landfill facilities included in the above were active as of September 30, 2010.

New asset retirement obligations incurred in 2010 are being discounted at the credit-adjusted risk-free rate of 9.74% and inflated at a rate of 1.02%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the nine months ended September 30, 2010 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2010	$5,337	$86,761	$53,388	$145,486
Accretion	194	2,963	1,748	4,905
Changes in estimates recorded to statement of income	(8)	(4,282)	(948)	(5,238)
Settlement of obligations	(88)	(2,977)	(2,100)	(5,165)
Currency translation and other	43	9	238	290
Balance at September 30, 2010	$5,478	$82,474	$52,326	$140,278

The benefit resulting from the changes in estimates for remedial liabilities for inactive sites was based primarily on revisions to certain liability estimates due to new site information and the installation of more efficient processing equipment.  The benefit resulting from changes in estimates for non-landfill liabilities was primarily due to (i) the discounting effect of delays in certain remedial projects and (ii) the completion of remedial projects at lower than anticipated cost, offset by (iii) new regulatory compliance obligations.

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2010	December 31, 2009

Senior secured notes, at 7.625%, due August 15, 2016	$270,000	$300,000
Revolving credit facility, due July 31, 2013	—	—
Less unamortized issue discount	(6,201)	(7,567)
Long-term obligations	$263,799	$292,433

On September 28, 2010, the Company redeemed $30.0 million (10% of the total of $300.0 million then outstanding) of its 7.625% senior secured notes in accordance with the terms of the notes. The notes permit the Company, at any time prior to August 15, 2012, but not more than once in any twelve-month period, to make an optional redemption of up to $30.0 million at a redemption price of 103% of the principal amount, plus accrued interest through the redemption date. In connection with the partial redemption, the Company recorded an aggregate $2.3 million loss on early extinguishment of debt, which consisted of a $0.9 million premium and non-cash expenses of $0.7 million related to unamortized financing costs and $0.7 million of unamortized discount.

At September 30, 2010, the revolving credit facility had no outstanding loans, $34.0 million available to borrow and $86.0 million of letters of credit outstanding.  The fair value of the Company’s outstanding long-term debt is based on quoted market price and was $280.9 million and $294.9 million at September 30, 2010 and December 31, 2009, respectively.  The financing arrangements and principal terms of the senior secured notes and the revolving credit facility are discussed further in the Company’s 2009 Annual Report on Form 10-K. There were no material changes in such terms during the first nine months of 2010.  Effective October 1, 2010, the interest rate for borrowings under the revolving credit facility was reduced to either, at the Company’s option, (i) LIBOR plus an applicable margin ranging from 2.25% to 2.75% (as compared to 3.25% to 3.75% previously in effect) per annum based on the then level of the Company’s fixed charge coverage ratio or (ii) Bank of America, N.A.’s base rate plus an applicable margin ranging from 1.25% to 1.75% (as compared to 2.25% to 2.75% previously in effect) per annum based on such fixed charge coverage ratio, and the fee for outstanding letters of credit was reduced to the applicable reduced LIBOR margin described above.

(10) HELD FOR SALE

In connection with the Company’s acquisition of Eveready, the Company agreed with the Canadian Commissioner of Competition to divest the Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to the Company’s existing landfill in the region. At the end of April 2010, the Company completed the sale of the Pembina Area Landfill for $11.7 million. In connection with this sale, the Company recognized a pre-tax gain of $1.3 million which has been recorded in income from discontinued operations on the Company’s consolidated statement of income for the nine months ended September 30, 2010.  Prior to the sale, the Pembina Area Landfill met the held for sale criteria and the fair value of its assets and liabilities less estimated costs to sell were classified as held for sale in the Company’s consolidated balance sheet. During the period from January 1, 2010 to April 30, 2010, the Pembina Area Landfill recorded $2.2 million of revenues and $2.5 million of pre-tax income (including the pre-tax gain on sale) which are included in income from discontinued operations.

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

(11) INCOME TAXES

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three and nine months ended September 30, 2010 was 38.6 percent and 29.1 percent, respectively, compared to 43.6 percent and 43.8 percent, respectively, for the same periods in 2009. The decrease in the effective tax rate for the nine months ended September 30, 2010 was primarily attributable to the decrease in unrecognized tax benefits recorded as a discrete item in the second quarter of 2010.  The higher effective tax rate for the three months ended September 30, 2009 as compared to the same period in 2010 was primarily due to the non-deductible acquisition costs related to the acquisition of Eveready recorded in 2009. In addition, the overall decrease in the effective rate for 2010 as compared to 2009 was the result of increased earnings in Canada which has a lower statutory tax rate as compared to the United States.

Total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, decreased by approximately $14.0 million. The $14.0 million (which included interest and penalties of $5.9 million) was recorded in earnings and therefore impacted the effective income tax rate.  Approximately $13.1 million was due to expiring statute of limitation periods related to a historical Canadian business combination and the remaining $0.9 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statute of limitation periods.

As of September 30, 2010, the Company’s unrecognized tax benefits were $65.6 million, which included $19.0 million of interest and $6.5 million of penalties.  As of December 31, 2009, the Company’s unrecognized tax benefits were $76.2 million, which included $21.9 million of interest and $6.1 million of penalties.

Due to expiring statute of limitation periods, the Company anticipates that total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $0.7 million within the next twelve months.  The $0.7 million (which includes interest and penalties of $0.2 million) is related to various state and local jurisdictional tax laws and will be recorded in earnings and therefore will impact the effective income tax rate.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of September 30, 2010 and December 31, 2009, the Company had a remaining valuation allowance of $10.1 million and $11.2 million, respectively.  The allowance as of

September 30, 2010 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and less than $0.1 million of foreign net operating loss carryforwards. The allowance as of December 31, 2009 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and $1.1 million of foreign net operating loss carryforwards.  The reduction in the valuation allowance was due to the release of foreign net operating loss carryforwards for a dissolved entity.

(12) EARNINGS PER SHARE

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$38,827	$8,773	$104,392	$22,352
Income from discontinued operations	—	412	2,794	412
Net income	$38,827	$9,185	$107,186	$22,764

Denominator:
Basic shares outstanding	26,329	25,420	26,291	24,322
Dilutive effect of equity-based compensation awards	156	132	136	119
Dilutive shares outstanding	26,485	25,552	26,427	24,441

Basic earnings per share:
Income from continuing operations	$1.47	$0.34	$3.97	$0.92
Income from discontinued operations, net of tax	—	0.02	0.11	0.02
Net income	$1.47	$0.36	$4.08	$0.94
Diluted earnings per share:
Income from continuing operations	$1.47	$0.34	$3.95	$0.91
Income from discontinued operations, net of tax	—	0.02	0.11	0.02
Net income	$1.47	$0.36	$4.06	$0.93

The dilutive effect of all outstanding stock options and restricted stock is included in the above calculations. For the three- and nine-month periods ended September 30, 2010, the above calculation excluded the dilutive effects of 85 thousand outstanding performance stock awards for which the performance criteria were not attained and 18 thousand stock options that were not then in-the-money.  For the three- and nine-month periods ended September 30, 2009, the above calculation excluded the dilutive effects of 142 thousand outstanding performance stock awards as the performance criteria were not attained and 18 thousand options that were not then in-the-money, and 32 thousand unvested shares then held in the employee participation plan trust.

(13) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three- and nine-month periods ended September 30, 2010, as well as the related weighted-average grant-date fair values:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards	19,916	$61.36	54,075	$58.94
Performance stock awards	515	$64.93	88,421	$55.23
Common stock awards	1,750	$65.28	1,750	$65.28
Total awards	22,181		144,246

Certain performance stock awards granted in 2010 are subject to both achieving predetermined revenue and EBITDA targets for a specified period of time and service conditions.  As of September 30, 2010, based on year-to-date results of operations, management continued to believe that it was probable that the performance targets will be achieved by December 31, 2010 and as a result, $1.0 million and $1.7 million of expense was recognized through sales, general and administrative expenses during the three- and nine-month periods ended September 30, 2010, respectively, related to the 2010 performance stock awards.

In regards to the performance awards granted in 2009, prior to the second quarter of 2010, management believed that it was not probable that the performance targets would be achieved and therefore recorded no compensation expense during fiscal 2009 and during the first quarter of 2010.  As of June 30, 2010, based on the year-to-date results of operations, management believed that it was probable that the performance targets for the 2009 performance awards will be achieved and recognized $1.3 million of cumulative expense during the second quarter through sales, general and administrative expenses.   As of September 30, 2010, management continued to believe that it was probable the performance targets will be achieved and as a result, $0.2 million and $1.5 million of expense was recognized during the three- and nine-month periods ended September 30, 2010, respectively.

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

At September 30, 2010 and December 31, 2009, the Company had recorded reserves of $29.4 million and $28.8 million, respectively, in the Company’s financial statements for actual or potential liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below.  At September 30, 2010 and December 31, 2009, the Company believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.6 million more and $4.7 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available.

As of September 30, 2010, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2010, were as follows:

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

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At September 30, 2010 and December 31, 2009, the Company had accrued $12.9 million and $12.8 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

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

Superfund Proceedings

The Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 62 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 62 sites, two involve facilities that are now owned by the Company and 60 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 60 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 17 are currently requiring expenditures on remediation including one site that the Company is contesting the extent of the prior owner’s liability with the PRP group, ten are now settled, and eight are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and two of the Listed Third Party Sites (the Breslube-Penn and Casmalia sites) are further described below. There are also three third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities: one such site (the Marine Shale site) is described below.  The Company views any liabilities associated with the Marine Shale site and the other two sites as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement.  In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

BR Facility.  The Company acquired in 2002 as part of the CSD assets a former hazardous waste incinerator and landfill in Baton Rouge (the “BR Facility”), for which operations had been previously discontinued by the prior owner. In September 2007, the United States Environmental Protection Agency (the “EPA”) issued a special notice letter to the Company related to the Devil’s Swamp Lake Site (“Devil’s Swamp”) in East Baton Rouge Parish, Louisiana. Devil’s Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil’s Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern (“COC”) cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality (the “LDEQ”), and has begun conducting the remedial investigation and feasibility study under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil’s Swamp cleanup until a final remedy is selected by the EPA.

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

On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company’s acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the “Site Group”) to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site.

The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At September 30, 2010 and December 31, 2009, the amount of the Company’s remaining reserves relating to the Marine Shale site was $3.8 million and $3.7 million, respectively.

Certain Other Third Party Sites.  At 14 of the 60 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for waste disposed prior to the Company’s acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 14 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining 60 third party sites not discussed above. However, the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

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

Federal and State Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2010, there were two proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. During the second quarter, the Company settled one matter involving one of its operating subsidiaries with no material impact to the Company’s financial results of operations.  The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material  adverse effect on its financial condition or results of operations.

Guarantees

Each Participant in the Eveready Employee Participation Plan (the “Plan”) described in Note 16, “Stock-Based Compensation and Employee Participation Plan,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, had the option to finance the acquisition of Purchased Units either through the employee’s own funds or a Bank of Montreal (“BMO”) loan to the Participant secured by both the Purchased and Matching Units. Because of the decline in the market value of the predecessor’s units and of Eveready shares subsequent to the purchase by the Participants of the Purchased Units, Eveready subsequently provided to BMO a guarantee of the BMO loans in the maximum amount at September 30, 2010 of CDN $4.7 million (plus interest and collection costs). At September 30, 2010, the aggregate amount of such guarantee, after giving effect to the market value on that date of the Company’s shares derived from the Purchased and Matching Units which secure the BMO loans, was CDN $1.0 million. At September 30, 2010, the Company had accrued CDN $0.5 million related to such guarantee. As described in Note 16, “Stock-Based Compensation and Employee Participation Plan,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has agreed with certain of its employees who were Participants in the Plan to pay on December 31, 2011 to those employees a cash bonus (a “Shortfall Bonus”) under certain circumstances; the maximum amount of the potential Shortfall Bonus as of September 30, 2010 was $3.1 million. To the extent, if any, that the Company becomes obligated to pay on December 31, 2011 a Shortfall Bonus to any employees who then have outstanding balances in their respective BMO loans, the amount of such Shortfall Bonus (net of withholding taxes) shall first be applied against such outstanding BMO loan balances, thereby decreasing the amount, if any, which the Company might be obligated to pay directly to BMO under the guarantee which Eveready provided to BMO on the BMO loans.

The Company has provided a guarantee to a certain financial institution for financing obtained by a contractor to purchase specific service and automotive equipment in supplying services to the Company. As of September 30, 2010, the total balance of all outstanding third party payments guaranteed by the Company was CDN $0.6 million. The financing is collateralized by the specific equipment purchased and is due to mature between 2010 and 2011. The Company would be required to settle the guarantee if the contractor were to default on the obligation and the collateral held by the financial institution was not sufficient to repay the balance due.

(15) SEGMENT REPORTING

The Company has four reportable segments consisting of Technical Services, Field Services, Industrial Services and Exploration Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. Also excluded are other income and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. Transactions between the segments are accounted for at the

Company’s estimate of fair value based on similar transactions with outside customers. During the quarter ended March 31, 2010, the Company made changes to the composition of the reportable segments. These changes consisted primarily of re-assigning certain departments from the Field Services segment to the Industrial Services segment to align with management reporting changes. The Company has reflected the impact of the change in its segment reporting in all periods presented to provide financial information that consistently reflects the Company’s current approach to managing the operations.

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

The following table reconciles third party revenues to direct revenues for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended September 30, 2010
	Technical Services	Field Services (1)	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$177,796	$184,961	$116,310	$8,545	$39	$487,651
Intersegment revenues, net	5,639	(8,957)	2,871	978	(531)	—
Direct revenues	$183,435	$176,004	$119,181	$9,523	$(492)	$487,651

	For the Three Months Ended September 30, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$168,294	$55,939	$73,265	$8,034	$76	$305,608
Intersegment revenues, net	6,189	(6,740)	559	308	(316)	—
Direct revenues	$174,483	$49,199	$73,824	$8,342	$(240)	$305,608

	For the Nine Months Ended September 30, 2010
	Technical Services	Field Services (1)	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$499,567	$403,014	$380,567	$31,063	$(25)	$1,314,186
Intersegment revenues, net	17,763	(23,041)	4,633	1,980	(1,335)	—
Direct revenues	$517,330	$379,973	$385,200	$33,043	$(1,360)	$1,314,186

	For the Nine Months Ended September 30, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$477,375	$145,878	$95,731	$8,034	$233	$727,251
Intersegment revenues, net	16,996	(13,425)	(2,417)	308	(1,462)	—
Direct revenues	$494,371	$132,453	$93,314	$8,342	$(1,229)	$727,251

(1)                    During the three and nine months ended September 30, 2010, third party revenues for the Field Services segment included revenues associated with the oil spill response efforts in the Gulf of Mexico and Michigan of $123.8 million and $232.4 million, respectively.

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, and other income to segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Adjusted EBITDA:
Technical Services	$46,842	$48,069	$125,683	$128,366
Field Services	49,508	9,353	97,591	15,229
Industrial Services	23,510	9,034	77,019	12,625
Exploration Services	4,185	1,003	9,395	1,003
Corporate Items	(25,286)	(19,167)	(65,304)	(52,202)
Total	$98,759	$48,292	$244,384	$105,021

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,495	$2,644	$7,799	$7,928
Depreciation and amortization	22,892	18,649	67,671	42,951
Income from operations	73,372	26,999	168,914	54,142
Other loss (income)	669	(111)	(2,485)	(155)
Loss on early extinguishment of debt	2,294	4,853	2,294	4,853
Interest expense, net of interest income	7,198	6,556	21,772	9,545
Income from continuing operations before provision for income taxes	$63,211	$15,701	$147,333	$39,899

The following table presents assets by reported segment and in the aggregate (in thousands):

	September 30, 2010	December 31, 2009
Property, plant and equipment, net
Technical Services	$264,471	$259,873
Field Services	31,427	24,273
Industrial Services	255,412	232,981
Exploration Services	45,538	47,224
Corporate or other assets	30,476	25,593
Total property, plant and equipment, net	$627,324	$589,944
Intangible assets:
Technical Services
Goodwill	$33,258	$25,856
Permits and other intangibles, net	67,306	65,162
Total Technical Services	100,564	91,018
Field Services
Goodwill	3,088	3,372
Permits and other intangibles, net	3,777	4,240
Total Field Services	6,865	7,612
Industrial Services
Goodwill	13,467	16,229
Permits and other intangibles, net	27,943	29,972
Total Industrial Services	41,410	46,201
Exploration Services
Goodwill	8,744	10,628
Permits and other intangibles, net	15,474	14,814
Total Exploration Services	24,218	25,442
Total	$173,057	$170,273

The following table presents the total assets by reported segment (in thousands):

	September 30, 2010	December 31, 2009
Technical Services	$520,996	$514,084
Field Services	37,048	44,279
Industrial Services	253,970	302,392
Exploration Services	80,244	83,471
Corporate Items	674,110	456,842
Total	$1,566,368	$1,401,068

The following table presents the total assets by geographical area (in thousands):

	September 30, 2010	December 31, 2009
United States	$918,577	$796,671
Canada	644,515	602,480
Other foreign	3,276	1,917
Total	$1,566,368	$1,401,068

(16) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On August 14, 2009, $300.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several. On September 28, 2010, the Company redeemed $30.0 million (10% of the total of $300.0 million then outstanding) of its 7.625% senior secured notes in accordance with the terms of the notes.  As of September 30, 2010, the principal balance of the outstanding senior secured notes was $270.0 million. The notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at September 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$110,939	$113,560	$56,417	$—	$280,916
Intercompany receivables	256,551	—	—	(256,551)	—
Other current assets	11,479	278,754	173,228	—	463,461
Property, plant and equipment, net	—	302,486	324,838	—	627,324
Investments in subsidiaries	685,240	249,735	91,654	(1,026,629)	—
Intercompany debt receivable	—	357,134	3,701	(360,835)	—
Other long-term assets	9,170	89,294	96,203	—	194,667
Total assets	$1,073,379	$1,390,963	$746,041	$(1,644,015)	$1,566,368
Liabilities and Stockholders’ Equity:
Current liabilities	$9,083	$222,617	$82,502	$—	$314,202
Intercompany payables	—	230,315	26,236	(256,551)	—
Closure, post-closure and remedial liabilities, net	—	136,966	19,344	—	156,310
Long-term obligations	263,799	—	—	—	263,799
Capital lease obligations, net	—	380	10,592	—	10,972
Intercompany debt payable	3,701	—	357,134	(360,835)	—
Other long-term liabilities	59,043	2,490	21,799	—	83,332
Total liabilities	335,626	592,768	517,607	(617,386)	828,615
Stockholders’ equity	737,753	798,195	228,434	(1,026,629)	737,753
Total liabilities and stockholders’ equity	$1,073,379	$1,390,963	$746,041	$(1,644,015)	$1,566,368

Following is the condensed consolidating balance sheet at December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$141,339	$50,407	$41,800	$—	$233,546
Intercompany receivables	286,585	—	—	(286,585)	—
Other current assets	13,629	206,443	166,632	—	386,704
Property, plant and equipment, net	—	282,583	307,361	—	589,944
Investments in subsidiaries	519,933	201,592	91,654	(813,179)	—
Intercompany debt receivable	236,699	114,603	3,701	(355,003)	—
Other long-term assets	16,643	75,564	98,667	—	190,874
Total assets	$1,214,828	$931,192	$709,815	$(1,454,767)	$1,401,068
Liabilities and Stockholders’ Equity:
Current liabilities	$12,333	$139,725	$81,262	$—	$233,320
Intercompany payables	—	254,136	32,449	(286,585)	—
Closure, post-closure and remedial liabilities, net	—	144,302	18,582	—	162,884
Long-term obligations	292,433	—	—	—	292,433
Capital lease obligations, net	—	140	6,775	—	6,915
Intercompany debt payable	3,701	—	351,302	(355,003)	—
Other long-term liabilities	55,870	2,929	32,892	—	91,691
Total liabilities	364,337	541,232	523,262	(641,588)	787,243
Stockholders’ equity	850,491	389,960	186,553	(813,179)	613,825
Total liabilities and stockholders’ equity	$1,214,828	$931,192	$709,815	$(1,454,767)	$1,401,068

Following is the consolidating statement of income for the three months ended September 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$346,045	$142,426	$(820)	$487,651
Cost of revenues (exclusive of items shown separately below)	—	235,915	100,178	(820)	335,273
Selling, general and administrative expenses	25	40,903	12,691	—	53,619
Accretion of environmental liabilities	—	2,218	277	—	2,495
Depreciation and amortization	—	12,367	10,525	—	22,892
Income from operations	(25)	54,642	18,755	—	73,372
Other (loss) income	—	74	(743)	—	(669)
Loss on early extinguishment of debt	(2,294)	—	—	—	(2,294)
Interest (expense) income	(7,196)	78	(80)	—	(7,198)
Equity in earnings of subsidiaries	56,001	8,641	—	(64,642)	—
Intercompany dividend income (expense)	—	—	3,292	(3,292)	—
Intercompany interest income (expense)	—	8,243	(8,243)	—	—
Income from continuing operations before provision for income taxes	46,486	71,678	12,981	(67,934)	63,211
Provision for income taxes	7,659	12,596	4,129	—	24,384
Income from continuing operations	38,827	59,082	8,852	(67,934)	38,827
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$38,827	$59,082	$8,852	$(67,934)	$38,827

Following is the consolidating statement of income for the three months ended September 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$196,086	$114,822	$(5,300)	$305,608
Cost of revenues (exclusive of items shown separately below)	—	136,672	79,528	(5,300)	210,900
Selling, general and administrative expenses	6	34,368	12,042	—	46,416
Accretion of environmental liabilities	—	2,378	266	—	2,644
Depreciation and amortization	—	11,486	7,163	—	18,649
Income from operations	(6)	11,182	15,823	—	26,999
Other income	—	39	72	—	111
Loss on early extinguishment of debt	(2,538)	—	(2,315)	—	(4,853)
Interest (expense) income	(4,617)	(523)	(1,416)	—	(6,556)
Equity in earnings of subsidiaries	20,776	7,123	—	(27,899)	—
Intercompany dividend income (expense)	—	—	3,120	(3,120)	—
Intercompany interest income (expense)	—	5,873	(5,873)	—	—
Income from continuing operations before provision for income taxes	13,615	23,694	9,411	(31,019)	15,701
Provision for income taxes	4,430	120	2,378	—	6,928
Income from continuing operations	9,185	23,574	7,033	(31,019)	8,773
Income from discontinued operations, net of tax	—	—	412	—	412
Net income	$9,185	$23,574	$7,445	$(31,019)	$9,185

Following is the consolidating statement of income for the nine months ended September 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$869,468	$449,354	$(4,636)	$1,314,186
Cost of revenues (exclusive of items shown separately below)	—	597,323	327,283	(4,636)	919,970
Selling, general and administrative expenses	75	109,947	39,810	—	149,832
Accretion of environmental liabilities	—	6,958	841	—	7,799
Depreciation and amortization	—	35,894	31,777	—	67,671
Income from operations	(75)	119,346	49,643	—	168,914
Other income	—	388	2,097	—	2,485
Loss on early extinguishment of debt	(2,294)	—	—	—	(2,294)
Interest (expense) income	(21,668)	127	(231)	—	(21,772)
Equity in earnings of subsidiaries	149,216	35,457	—	(184,673)	—
Intercompany dividend income (expense)	—	—	9,904	(9,904)	—
Intercompany interest income (expense)	—	24,450	(24,450)	—	—
Income from continuing operations before provision for income taxes	125,179	179,768	36,963	(194,577)	147,333
Provision for income taxes	17,993	26,960	(2,012)	—	42,941
Income from continuing operations	107,186	152,808	38,975	(194,577)	104,392
Income from discontinued operations, net of tax	—	—	2,794	—	2,794
Net income	$107,186	$152,808	$41,769	$(194,577)	$107,186

Following is the consolidating statement of income for the nine months ended September 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$562,736	$174,376	$(9,861)	$727,251
Cost of revenues	—	392,252	118,276	(9,861)	500,667
Selling, general and administrative expenses	6	94,412	27,145	—	121,563
Accretion of environmental liabilities	—	7,196	732	—	7,928
Depreciation and amortization	—	33,232	9,719	—	42,951
Income from operations	(6)	35,644	18,504	—	54,142
Other income	—	91	64	—	155
Loss on early extinguishment of debt	(2,538)	—	(2,315)	—	(4,853)
Interest expense	(7,183)	(1,037)	(1,325)	—	(9,545)
Equity in earnings of subsidiaries	47,709	10,664	—	(58,373)	—
Intercompany dividend income (expense)	—	—	8,799	(8,799)	—
Intercompany interest income (expense)	—	11,351	(11,351)	—	—
Income from continuing operations before provision for income taxes	37,982	56,713	12,376	(67,172)	39,899
Provision for income taxes	15,218	339	1,990	—	17,547
Income from continuing operations	22,764	56,374	10,386	(67,172)	22,352
Income from discontinued operations, net of tax	—	—	412	—	412
Net income	$22,764	$56,374	$10,798	$(67,172)	$22,764

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(3,688)	$100,673	$56,945	$153,930
Cash flows from investing activities:
Additions to property, plant and equipment	—	(42,501)	(32,240)	(74,741)
Acquisitions, net of cash acquired	—	(13,846)	—	(13,846)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,203)	(2,059)	(3,262)
Purchase of available for sale securities			(1,486)	(1,486)
Proceeds from sale of fixed assets and assets held for sale	—	997	14,966	15,963
Proceeds from sale of marketable securities	—	—	2,627	2,627
Proceeds from sale of long-term investments	—	1,300	—	1,300
Proceeds from insurance settlement	—	—	1,336	1,336
Investment in subsidiaries	(236,700)	236,700	—	—
Net cash from investing activities	(236,700)	181,447	(16,856)	(72,109)

Cash flows from financing activities:
Change in uncashed checks	—	(1,347)	(3,335)	(4,682)
Proceeds from exercise of stock options	550	—	—	550
Proceeds from employee stock purchase plan	1,769	—	—	1,769
Remittance of shares, net	(198)	—	—	(198)
Excess tax benefit of stock-based compensation	1,221	—	—	1,221
Deferred financing costs paid	(53)	—	—	(53)
Payments of capital leases	—	(284)	(3,077)	(3,361)
Principle payment on debt	(30,000)	—	—	(30,000)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	19,363	(19,363)	—
Intercompany debt	236,700	(236,700)	—	—
Net cash from financing activities	209,989	(218,968)	(25,923)	(34,902)
Effect of exchange rate change on cash	—	—	451	451
Increase in cash and cash equivalents	(30,399)	63,152	14,617	47,370
Cash and cash equivalents, beginning of period	141,338	50,408	41,800	233,546
Cash and cash equivalents, end of period	$110,939	$113,560	$56,417	$280,916

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$36,211	$20,153	$10,165	$66,529
Cash flows from investing activities:
Additions to property, plant and equipment	—	(40,917)	(5,187)	(46,104)
Costs to obtain or renew permits	—	(816)	(586)	(1,402)
Proceeds from sales of fixed assets	—	259	43	302
Investment in subsidiaries	(351,520)	237,442	114,078	—
Acquisitions, net of cash acquired	(402)	—	(53,629)	(54,031)
Net cash from investing activities	(351,922)	195,968	54,719	(101,235)

Cash flows from financing activities:
Change in uncashed checks	—	(1,206)	3,377	2,171
Proceeds from exercise of stock options	330	—	—	330
Proceeds from employee stock purchase plan	1,775	—	—	1,775
Remittance of shares, net	(295)	—	—	(295)
Excess tax benefit of stock-based compensation	416	—	—	416
Deferred financing costs paid	(10,174)	—	—	(10,174)
Payments of capital leases	—	(342)	(38)	(380)
Payment on acquired debt	—	—	(230,745)	(230,745)
Principal payment on debt	(53,032)	—	—	(53,032)
Issuance of senior secured notes, net	292,107	—	—	292,107
Intercompany debt	—	(228,983)	228,983	—
Intercompany financing	118,800	(402)	(118,398)	—
Interest (payments) / received	—	10,055	(10,055)	—
Dividends (paid) received	—	(10,858)	10,858	—
Net cash from financing activities	349,927	(231,736)	(116,018)	2,173
Effect of exchange rate change on cash	—	—	3,285	3,285
Increase (decrease) in cash and cash equivalents	34,216	(15,615)	(47,849)	(29,248)
Cash and cash equivalents, beginning of period	121,894	67,934	59,696	249,524
Cash and cash equivalents, end of period	$156,110	$52,319	$11,847	$220,276

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

We report the business in four operating segments consisting of:

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

Overview

During the three months ended September 30, 2010, our revenues increased 60% to $487.7 million, compared with $305.6 million during the three months ended September 30, 2009.  This year-over-year revenue growth was primarily due to our acquisition of Eveready Inc. (“Eveready”) in July 2009, our emergency response to the Gulf of Mexico and Michigan oil spills, and performance in our legacy Clean Harbors business.  Our revenues were also favorably impacted by $4.8 million due to the strengthening of the Canadian dollar.  Our Energy and Industrial Services business, which is primarily made up of the legacy Eveready business, benefited from increased activity in the oil sands region, refinery turnaround work and high utilization rates at our camps in our lodging business during the quarter.

Our participation in oil spill response efforts in both the Gulf of Mexico and Michigan generated third party revenues for the quarter of $123.8 million accounting for approximately 25% of total revenues. Over the course of the third quarter, our work in the Gulf of Mexico evolved.  At the height of the event in the second quarter, we had more than 3,500 response-related personnel working in the region, consisting of our own employees and a temporary workforce that our subcontractors recruited from the affected areas.  By the end of the third quarter, the number of response-related personal was closer to 500.

Our oil spill work in Michigan began in late July and consisted of us supplying a broad array of equipment and experienced personnel.  During the quarter our spill-related headcount went as high as 450.  The bulk of the primary containment and clean-up work has been completed.

In our Technical Services segment, we achieved year-over-year growth of 5%.  Incinerator utilization increased to 91% for the three months ended September 30, 2010, compared to 89% in the same three months in 2009.  On a geographic basis, this increase in utilization was driven by our Canadian incineration facilities, which achieved 99% utilization in the quarter. The utilization at our U.S. locations was 87% for the quarter primarily due to a lengthy outage for planned maintenance at Deer Park, which is our largest U.S. facility.  Landfill volumes increased 23% year-over-year.

Our Field Services revenues accounted for 36% of our total third quarter revenues due primarily to the oil spill response efforts in the Gulf of Mexico and Michigan.  Margins in this segment improved due in part to this emergency response work.  Excluding the effect of the oil spills, direct revenues for Field Services increased from the third quarter of 2009, driven primarily by a continuation of routine maintenance and remedial work that had been deferred during the economic recession.

Our Industrial Services revenues accounted for 24% of our total third quarter revenues.  The year-over-year increase of 61.4% was primarily due to three full months of revenues compared to two months of revenues in the prior year third quarter. Revenues attributable to the Industrial Services segment were recorded for two months during the quarter ended September 30, 2009, as the Eveready acquisition was consummated on July 31, 2009.  Additionally, revenues in this segment increased due to increased activity in transport and our downhole business, continued elevation of oil extraction investment in the Oil Sands region, refinery turnaround work and high utilization rates at our camps in our lodging business.  Margins for this business benefited from our continued integration efforts.

Our Exploration Services revenues accounted for 2% of our total third quarter revenues.  The year-over-year increase of 14.2% was primarily due to three full months of revenues being compared to two months of revenues in the prior year third quarter. Revenues attributable to the Exploration Services segment were recorded for two months during the quarter ended September 30, 2009, as the Eveready acquisition was consummated on July 31, 2009.  Given the warmer summer temperatures and the lack of frozen ground needed to reach remote locations, the third quarter is seasonally the weakest operating quarter.  The depressed price of natural gas also continues to limit the current performance of this segment.

Our costs of revenues increased from $210.9 million in the third quarter of 2009 to $335.3 million in the third quarter of 2010. This increase in expenses was primarily due to the acquisition of Eveready, expenses associated with the oil spill response efforts in the Gulf of Mexico and Michigan and increased revenues in the legacy Clean Harbors business.  The costs were also impacted by our continued initiative to actively manage our costs, our continued achievement of Eveready synergies, and specific cost cutting measures initiated as a response to the current economic environment.  Our gross profit margin was 31.2% for the three months ended September 30, 2010, compared to 31.0% for the same period ended September 30, 2009.  The year-over-year slight increase in gross margin resulted from the seasonal strength of our environmental business, as well as the value of our emergency response efforts in the Gulf and Michigan, offset partially by significant top-line contribution of our Industrial Services business, which generates a lower gross margin than our legacy Clean Harbors business.

During the third quarter, our net income was also affected by the recording of a $2.3 million loss on the extinguishment of debt for the repayment of $30.0 million of the Company’s $300.0 million then outstanding senior secured notes.

Environmental Liabilities

We have accrued environmental liabilities as of September 30, 2010, of approximately $176.2 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the nine months ended September 30, 2010, of $5.3 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general, and administrative costs.  During the nine months ended September 30, 2010, a benefit of approximately $0.1 million was recorded in cost of revenues and a benefit of approximately $5.2 million was recorded in selling, general and administrative expenses. See further detail discussed in Note 7, “Closure and Post-Closure Liabilities,” and Note 8, “Remedial Liabilities,” to our consolidated financial statements included in Item 1 of this report.

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

	Percentage of Total Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	68.8	69.0	70.0	68.8
Selling, general and administrative expenses	11.0	15.2	11.4	16.7
Accretion of environmental liabilities	0.5	0.9	0.6	1.1
Depreciation and amortization	4.7	6.1	5.1	5.9
Income from operations	15.0	8.8	12.9	7.5
Other (loss) income	(0.1)	—	0.2	—
Loss on early extinguishment of debt	(0.4)	(1.6)	(0.2)	(0.7)
Interest expense, net of interest income	(1.5)	(2.1)	(1.7)	(1.3)
Income from continuing operations before provision for income taxes	13.0	5.1	11.2	5.5
Provision for income taxes	5.0	2.2	3.3	2.4
Income from continuing operations	8.0	2.9	7.9	3.1
Income from discontinued operations, net of tax	—	0.1	0.2	0.0
Net income	8.0%	3.0%	8.1%	3.1%

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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$38,827	$9,185	$107,186	$22,764
Accretion of environmental liabilities	2,495	2,644	7,799	7,928
Depreciation and amortization	22,892	18,649	67,671	42,951
Loss on early extinguishment of debt	2,294	4,853	2,294	4,853
Interest expense, net	7,198	6,556	21,772	9,545
Other (loss) income	669	(111)	(2,485)	(155)
Provision for income taxes	24,384	6,928	42,941	17,547
Income from discontinued operations, net of tax	—	(412)	(2,794)	(412)
Adjusted EBITDA	$98,759	$48,292	$244,384	$105,021

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Adjusted EBITDA	$244,384	105,021
Interest expense, net	(21,772)	(9,545)
Provision for income taxes	(42,941)	(17,547)
Income from discontinued operations, net of tax	2,794	412
Allowance for doubtful accounts	163	814
Amortization of deferred financing costs and debt discount	2,221	1,285
Change in environmental liability estimates	(5,391)	(2,334)
Deferred income taxes	540	1,113
Stock-based compensation	5,220	649
Excess tax benefit of stock-based compensation	(1,221)	(416)
Income tax benefits related to stock option exercises	1,215	410
Gain on sales of businesses	(2,678)	—
Prepayment penalty on early extinguishment of debt	(900)	(3,002)
Environmental expenditures	(8,704)	(6,255)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(63,714)	2,843
Other current assets	(18,456)	(3,845)
Accounts payable	47,828	127
Other current liabilities	15,342	(3,201)
Net cash from operating activities	$153,930	$66,529

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three and nine months ended September 30, 2010 and 2009. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation in the quarter ended March 31, 2010 as a result of the changes made in the composition of the reportable segments. These changes consisted primarily of re-assigning certain departments from the Field Services segment to the Industrial Services segment to align with management reporting changes. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 19, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1, “Financial Statements” and in particular Note 15, “Segment Reporting” in this report.

Three months ended September 30, 2010 versus the three months ended September 30, 2009

	Summary of Operations (in thousands)
	For the Three Months Ended September 30,
			$	%
	2010	2009	Change	Change

Direct Revenues:
Technical Services	$183,435	$174,483	$8,952	5.1%
Field Services	176,004	49,199	126,805	257.7
Industrial Services	119,181	73,824	45,357	61.4
Exploration Services	9,523	8,342	1,181	14.2
Corporate Items	(492)	(240)	(252)	105.0
Total	487,651	305,608	182,043	59.6

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	120,273	110,602	9,671	8.7
Field Services	118,704	36,408	82,296	226.0
Industrial Services	88,355	56,395	31,960	56.7
Exploration Services	6,711	6,534	177	2.7
Corporate Items	1,230	961	269	28.0
Total	335,273	210,900	124,373	59.0

Selling, General & Administrative Expenses:
Technical Services	16,320	15,812	508	3.2
Field Services	7,792	3,438	4,354	126.6
Industrial Services	7,316	8,395	(1,079)	(12.9)
Exploration Services	(1,373)	805	(2,178)	(270.6)
Corporate Items	23,564	17,966	5,598	31.2
Total	53,619	46,416	7,203	15.5

Adjusted EBITDA:
Technical Services	46,842	48,069	(1,227)	(2.6)
Field Services	49,508	9,353	40,155	429.3
Industrial Services	23,510	9,034	14,476	160.2
Exploration Services	4,185	1,003	3,182	317.2
Corporate Items	(25,286)	(19,167)	(6,119)	31.9
Total	$98,759	$48,292	$50,467	104.5%

(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 5.1%, or $9.0 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to increases in volumes being processed through our landfills, treatment, storage and disposal facilities and waste water treatment plants ($3.8 million), an increase due to the integration of the Eveready business into the Technical Services segment ($1.5 million), and strengthening of the Canadian dollar ($1.7 million). These increases were partially offset by reductions due to changes in product mix and reductions in pricing ($2.2 million) and reductions in volumes being processed through our incinerators and our solvent recycling facilities ($1.8 million).  The remaining increase related primarily to growth in our base business.

Field Services revenues increased 257.7%, or $126.8 million, in the three months ended September 30, 2010 from the comparable period in 2009.  Field Services performed oil spill project business in both the Gulf of Mexico and Michigan during the three months ended September 30, 2010 which accounted for $123.8 million of our third party revenues.  Excluding those oil spill projects, Field Services revenues increased for the three months ended September 30, 2010 from the comparable period in 2009 primarily due to increases in our polychlorinated biphenyls (“PCB”) business ($1.2 million), increases in our oil recycling business due to increased pricing and volumes ($0.8 million), and strengthening of the Canadian dollar ($0.3 million), offset partially by decreases in large remedial project business ($1.3 million).  The remaining increase related primarily to growth in our base business.

Industrial Services revenues increased 61.4%, or $45.4 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to three full months of revenues compared to two months of revenues in the prior year third quarter. Revenues attributable to the Industrial Services segment were recorded for two months during the quarter ended September 30, 2009, as the Eveready acquisition was consummated on July 31, 2009.  Additionally, revenues in this segment increased due primarily to activity in the oil sands region, refinery turnaround work and high utilization rates at our camps in our lodging business, as well as strengthening of the Canadian dollar ($2.4 million).

Exploration Services revenues increased 14.2%, or $1.2 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to three full months of revenues compared to two months of revenues in the prior year third quarter. Revenues attributable to the Exploration Services segment were recorded for two months during the quarter ended September 30, 2009, as the Eveready acquisition was consummated on July 31, 2009.  In addition, revenues in this segment increased due to strengthening of the Canadian dollar ($0.3 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 8.7%, or $9.7 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to increases in salary and labor expenses ($2.6 million), materials and supplies expenses ($1.2 million), fuel expense ($1.0 million), chemicals and consumables expenses ($0.8 million), utilities costs ($0.6 million), outside transportation costs ($0.5 million), equipment rental fees ($0.5 million), year-over-year unfavorable changes in environmental liability estimates ($0.1 million), and strengthening of the Canadian dollar ($0.8 million).

Field Services cost of revenues increased 226.0%, or $82.3 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to increased subcontractor fees, materials and supplies costs, equipment rental costs and travel and other costs associated with the oil spill project business in both the Gulf of Mexico and Michigan of $74.4 million, or 62.7% of total Field Services cost of revenues.  Excluding those oil spill projects, Field Services cost of revenues increased $7.9 million, or 21.6%, for the three months ended September 30, 2010 from the comparable period in 2009 primarily due to increases in labor and related expenses ($3.1 million), materials for reclaim or resale ($1.5 million), subcontractor costs ($1.4 million), equipment rental ($0.5 million), materials and supplies costs ($0.5 million) and fuel costs ($0.4 million), and strengthening of the Canadian dollar ($0.2 million).

Industrial Services cost of  revenues increased 56.7%, or $32.0 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to three full months cost of revenues compared to two months cost of revenues in the prior year third quarter. Costs in this segment increased in proportion to revenues primarily related to increased catering costs associated with the increased lodging services revenues, higher subcontractor fees, equipment rental costs and travel costs related to the shutdown activity, and strengthening of the Canadian dollar ($1.8 million).

Exploration Services cost of revenues increased 2.7%, or $0.2 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to three full months cost of revenues compared to two months cost of revenues in the prior year third quarter.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 3.2%, or $0.5 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to increased salaries, commissions and bonuses.

Field Services selling, general and administrative expenses increased 126.6%, or $4.4 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to an increase in commissions and bonus expense.

Industrial Services selling, general and administrative expenses decreased 12.9%, or $1.1 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to reductions in allocated salaries and travel costs.

Exploration Services selling, general and administrative decreased 270.6%, or $2.2 million, in the three months ended September 30, 2010 from the comparable period in 2009 primarily due to the recovery of $2.2 million of pre-acquisition receivables for which an allowance was previously recorded.

Corporate Items selling, general and administrative expenses increased 31.2%, or $5.6 million, for the three months ended September 30, 2010, as compared to the same period in 2009 primarily due to increases in salaries and bonuses ($3.2 million), increased employer contribution costs related to U.S. and Canadian retirement savings plans ($2.6 million), stock-based compensation costs primarily related to the recording of the 2009 and 2010 performance awards expense ($1.7 million), marketing and branding costs ($1.6 million) and year-over-year unfavorable changes in environmental liability estimates ($0.4 million), offset partially by a reduction in professional fees primarily related to incurring acquisition and integration costs in 2009 associated with the Eveready acquisition ($3.3 million) and the impact on our balance sheet of the strengthening of the Canadian dollar ($0.5 million).

Depreciation and Amortization

	Three Months Ended September 30, (in thousands)
	2010	2009
Depreciation of fixed assets	$18,056	$14,680
Landfill and other amortization	4,836	3,969
Total depreciation and amortization	$22,892	$18,649

Depreciation and amortization increased 22.8%, or $4.2 million, in the third quarter of 2010 compared to the same period in 2009. Depreciation of fixed assets increased primarily due to the acquisitions of Eveready in July 2009 and Sturgeon & Son Transportation, Inc. (“Sturgeon”) in April 2010 and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from the acquisition of Eveready and an increase in landfill volumes.

Interest Expense, Net

	Three Months Ended September 30, (in thousands)
	2010	2009
Interest expense	$7,495	$6,821
Interest income	(297)	(265)
Interest expense, net	$7,198	$6,556

Interest expense, net increased $0.6 million in the third quarter of 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009, borrowed to finance the acquisition of Eveready, and the refinancing of our revolving credit facility.

Nine months ended September 30, 2010 versus the nine months ended September 30, 2009

	Summary of Operations (in thousands)
	For the Nine Months Ended September 30,
			$	%
	2010	2009	Change	Change

Direct Revenues:
Technical Services	$517,330	$494,371	$22,959	4.6%
Field Services	379,973	132,453	247,520	186.9
Industrial Services	385,200	93,314	291,886	312.8
Exploration Services	33,043	8,342	24,701	296.1
Corporate Items	(1,360)	(1,229)	(131)	10.7
Total	1,314,186	727,251	586,935	80.7

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	343,220	317,757	25,463	8.0
Field Services	261,930	101,334	160,596	158.5
Industrial Services	286,615	71,139	215,476	302.9
Exploration Services	23,449	6,534	16,915	258.9
Corporate Items	4,756	3,903	853	21.9
Total	919,970	500,667	419,303	83.7

Selling, General & Administrative Expenses:
Technical Services	48,427	48,248	179	0.4
Field Services	20,452	15,890	4,562	28.7
Industrial Services	21,566	9,550	12,016	125.8
Exploration Services	199	805	(606)	(75.3)
Corporate Items	59,188	47,070	12,118	25.7
Total	149,832	121,563	28,269	23.3

Adjusted EBITDA:
Technical Services	125,683	128,366	(2,683)	(2.1)
Field Services	97,591	15,229	82,362	540.8
Industrial Services	77,019	12,625	64,394	510.1
Exploration Services	9,395	1,003	8,392	836.7
Corporate Items	(65,304)	(52,202)	(13,102)	25.1
Total	$244,384	$105,021	$139,363	132.7%

(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 4.6%, or $23.0 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to increases in volumes being processed through all our facilities ($10.0 million), an increase due to the integration of the Eveready business into the Technical Services segment ($5.9 million), and strengthening of the Canadian dollar ($9.6 million). These increases were partially offset by reductions due to changes in product mix and reductions in pricing ($16.9 million).  The remaining increase related primarily to growth in our base business.

Field Services revenues increased 186.9%, or $247.5 million, in the nine months ended September 30, 2010 from the comparable period in 2009.  Field Services performed oil spill project business in both the Gulf of Mexico and Michigan during the nine months ended September 30, 2010 which accounted for $232.4 million of our third party revenues.  Excluding those oil spill projects, Field Services revenues increased for the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to recording nine full months of revenues compared to two months of revenues in the prior year nine months for Field Service business that was formerly Eveready ($5.6 million), increases in our PCB business ($4.3 million), increases in large remedial project business ($3.5 million), increases in our oil recycling business due to increased pricing and volumes ($2.7 million), and strengthening of the Canadian dollar ($1.2 million).

Industrial Services revenues increased 312.8%, or $291.9 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to nine full months of revenues compared to two months of revenues in the nine months ended September 30, 2009.  Additionally, revenues in this segment increased primarily due to activity in the oil sands region, refinery turnaround work and high utilization rates at our camps in our lodging business, as well as strengthening of the Canadian dollar ($2.9 million).

Exploration Services revenues increased 296.1%, or $24.7 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to nine full months of revenues compared to two months of revenues in the nine months ended September 30, 2009.  Additionally, revenues in this segment increased due to strengthening of the Canadian dollar ($0.4 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the effects of unseasonable weather conditions in the first quarter, the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 8.0%, or $25.5 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to increases in salary and labor expenses ($9.1 million), vehicle expenses and equipment repairs ($2.6 million), outside transportation costs ($2.1 million), fuel expense ($1.9 million), materials and supplies expenses ($1.9 million), utilities costs ($1.8 million), materials for reclaim costs ($1.2 million), year-over-year unfavorable changes in environmental liability estimates ($0.7 million), and strengthening of the Canadian dollar ($5.2 million), offset partially by reduced outside disposal and rail fees ($1.3 million).

Field Services cost of revenues increased 158.5%, or $160.6 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to increased subcontractor fees, materials and supplies costs, equipment rental costs and travel and other costs associated with the oil spill project business in the Gulf of Mexico and Michigan of $139.9 million, or 53.4% of total Field Services cost of revenues.  Excluding those oil spill projects, Field Services cost of revenues increased $20.6 million, or 20.3%, for the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to increases in labor and related expenses ($6.0 million), materials for reclaim or resale ($3.8 million), subcontractor costs ($2.6 million), fuel costs ($1.3 million), materials and supplies costs ($1.3 million), equipment rental ($1.1 million) and travel costs ($0.9 million), and strengthening of the Canadian dollar ($1.0 million).

Industrial Services cost of revenues increased 302.9%, or $215.5 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to nine full months cost of revenues compared to two months cost of revenues in the nine months ended September 30, 2009. Costs in this segment increased in proportion to revenues primarily related to increased catering costs associated with the increased lodging services revenues, higher subcontractor fees, equipment rental costs and travel costs related to the shutdown activity, and strengthening of the Canadian dollar ($2.2 million).

Exploration Services cost of revenues increased 258.9%, or $16.9 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to nine full months cost of revenues compared to two months of cost of revenues in the nine months ended September 30, 2009.  Additionally, costs in this segment increased due to increased fuel prices and travel costs, as well as strengthening of the Canadian dollar (0.3 million).

Corporate Items cost of revenues increased $0.9 million for the nine months ended September 30, 2010, as compared to the same period in 2009 primarily due to increased labor costs ($2.0 million), insurance costs ($0.8 million) and fuel, travel and other costs ($0.4 million), offset by a reduction in health insurance related costs ($2.4 million).

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 0.4%, or $0.2 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to increased salaries, commissions and bonuses offset partially by year-over-year favorable changes in environmental liability estimates.

Field Services selling, general and administrative expenses increased 28.7%, or $4.6 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to an increase in commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 125.8%, or $12.0 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to the impact of nine full months of expenses compared to two months of expenses in the nine months ended September 30, 2009.

Exploration Services selling, general and administrative expenses decreased 75.3%, or $0.6 million, in the nine months ended September 30, 2010 from the comparable period in 2009 primarily due to the recovery of $2.2 million of pre-acquisition receivables for which an allowance was previously recorded.   Offsetting these reductions was the impact of nine full months of expenses compared to two months of expenses in the nine months ended September 30, 2009.

Corporate Items selling, general and administrative expenses increased 25.7%, or $12.1 million, for the nine months ended September 30, 2010, as compared to the same period in 2009 primarily due to increases in salaries and bonuses ($8.8 million), stock-based compensation costs primarily related to the recording of the 2009 and 2010 performance awards expense ($4.9 million), increased employer contribution costs related to U.S. and Canadian retirement savings plans ($2.8 million), marketing and branding costs ($1.8 million), rent, taxes and other costs ($0.6 million), year-over-year severance costs ($0.6 million), computer expenses ($0.5 million) and recruiting costs ($0.5 million), offset by a reduction in professional fees primarily related to incurring acquisition costs in 2009 associated with the Eveready acquisition ($5.7 million), and year-over-year favorable changes in environmental liability estimates ($2.7 million).

Depreciation and Amortization

	Nine Months Ended September 30, (in thousands)
	2010	2009
Depreciation of fixed assets	$53,917	$33,330
Landfill and other amortization	13,754	9,621
Total depreciation and amortization	$67,671	$42,951

Depreciation and amortization increased 57.6%, or $24.7 million, in the first nine months of 2010 compared to the same period in 2009. Depreciation of fixed assets increased primarily due to the acquisitions of Eveready in July 2009 and Sturgeon in April 2010 and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangible assets resulting from the acquisition of Eveready and an increase in landfill volumes.

Other (Loss) Income

Other (loss) income increased $2.3 million in the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to a $2.4 million gain on sale of certain marketable securities.

Interest Expense, Net

	Nine Months Ended September 30, (in thousands)
	2010	2009
Interest expense	$22,336	$10,433
Interest income	(564)	(888)
Interest expense, net	$21,772	$9,545

Interest expense, net increased $12.2 million in the first nine months of 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009, borrowed to finance the acquisition of Eveready, and the refinancing of our revolving credit facility. The reduction of interest income in the same period was primarily due to a reduction in the interest rates being earned on our cash balances.

Loss on Early Extinguishment of Debt

During the third quarter of 2010, we recorded a $2.3 million loss on the early extinguishment of debt for the redemption of $30.0 million of our then outstanding $300.0 million senior secured notes.  The loss included a $0.9 million premium and non-cash expenses of $0.7 million related to unamortized financing costs and $0.7 million of unamortized discount.

During the third quarter of 2009, we recorded a $4.9 million loss on the early extinguishment of debt for the repayment of the Company’s $30.0 million term loan which was due in 2010, the Company’s $23.7 million outstanding senior secured notes, and the Eveready credit facility assumed in connection with that acquisition.  The loss included $0.7 million and $2.2 million in prepayment penalties on the senior secured notes and Eveready credit facility, respectively, other fees of $0.2 million and non-cash expenses of $1.7 million and $0.1 million for unamortized financing costs and discount, respectively.

Income from Discontinued Operations

In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. Prior to its sale in April 2010, the Pembina Area Landfill met the held for sale criteria and therefore the fair value of its assets and liabilities less estimated costs to sell were recorded as held for sale in our consolidated balance sheet. In connection with this sale, we recognized a pre-tax gain of $1.3 million which, along with the net income through April 30, 2010 for the Pembina Area Landfill, has been recorded in income from discontinued operations on our consolidated statement of income for the nine months ended September 30, 2010. From January 1, 2010 to April 30, 2010, the Pembina Area Landfill recorded $2.2 million of revenues which are included in income from discontinued operations.

In addition to the above, we sold the mobile industrial health business in the second quarter of 2010 and recognized a $1.4 million pre-tax gain on sale which was recorded in income from discontinued operations.

Income Taxes

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three and nine months ended September 30, 2010 was 38.6% and 29.1%, compared to 43.6% and 43.8% for the same periods in 2009.  The decrease in the effective tax rate for the nine months ended September 30, 2010 was primarily attributable to the decrease in unrecognized tax benefits recorded as a discrete item in the second quarter of 2010.  The higher effective tax rate for the three months ended September 30, 2009 as compared to the same period in 2010 was primarily due to the non-deductible acquisition costs related to the acquisition of Eveready recorded in 2009. In addition, the overall decrease in the effective rate for 2010 as compared to 2009 was the result of increased earnings in Canada which has a lower statutory tax rate as compared to the United States.

Income tax expense (including taxes on income from discontinued operations) for the three months ended September 30, 2010 increased $17.3 million to $24.4 million from $7.1 million for the comparable period in 2009. Income tax expense (including taxes on income from discontinued operations) for the nine months ended September 30, 2010 increased $26.3 million to $44.0 million from $17.7 million for the comparable period in 2009.  The increased tax expense for the three months ended September 30, 2010 was primarily due to increased revenue and earnings.  The increased tax expense for the nine months ended September 30, 2010 was primarily due to increased revenue and earnings offset by a decrease in unrecognized tax benefits of $14.0 million.  Approximately $13.1 million of the $14.0 million decrease was due to expiring statute of limitation periods related to a historical Canadian business combination and the remaining $0.9 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statutes of limitation periods.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2010 and December 31, 2009, we had a remaining valuation allowance of $10.1 million and $11.2 million, respectively.  The allowance as of September 30, 2010 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and less than $0.1 million of foreign net operating loss carryforwards. The allowance as of December 31, 2009 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and $1.1 million of foreign net operating loss carryforwards.  The reduction in the valuation allowance was due to the release of foreign net operating loss carryforwards for a dissolved entity.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The liability for unrecognized tax benefits as of September 30, 2010 and December 31, 2009, included accrued interest and penalties of $25.5 million and $28.0 million, respectively.  Tax expense for the three months ended September 30, 2010 and 2009 included interest and penalties of $0.6 million and $1.1 million, respectively. Tax expense for the nine months ended September 30, 2010 and 2009 included interest and penalties of $2.3 million and $2.6 million, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the nine months ended September 30, 2010, cash and cash equivalents increased $47.4 million primarily due to the following:

•                  Collections received from the two oil spill projects in the Gulf and Michigan of $181.0 million offset by vendor payments of approximately $106.9 million;

•                  Divestitures in April 2010 of the Pembina Area Landfill for $11.7 million and the mobile industrial health business for $2.4 million (discussed further in Note 10, “Held For Sale,” to our financial statements included in Item 1 of this report);

•      Sale of certain marketable securities for $2.6 million; offset partially by:

•                  Redemption on September 28, 2010 of $30.0 million of our then outstanding $300.0 million senior secured notes;

•                  Purchase of Sturgeon & Son Transportation, Inc. in April 2010 for cash of $13.4 million (discussed further in Note 3, “Business Combinations,” to our financial statements included in Item 1 of this report);

•                  Timing of interest payments on our senior secured notes; and

•                  Payment in March 2010 of bonuses and commissions earned throughout 2009.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, for potential acquisitions, and to fund capital expenditures.  The Company expects to spend approximately $100 million for the year ending December 31, 2010 in capital expenditures.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

We had accrued environmental liabilities as of September 30, 2010 of approximately $176.2 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

Cash Flows for the nine months ended September 30, 2010

Cash from operating activities in the first nine months of 2010 was $153.9 million, an increase of 131.4%, or $87.4 million, compared with cash from operating activities in the first nine months of 2009. The change was primarily related to the activity from the two oil spill projects in the Gulf of Mexico and Michigan which resulted in an increase in income from operations and an increase in accounts payable offset by a net increase in accounts receivable.

Cash used for investing activities in the first nine months of 2010 was $72.1 million, a decrease of 28.8%, or $29.1 million, compared with cash used for investing activities in the first nine months of 2009.  The decrease resulted primarily from lower year-over-year costs associated with acquisitions as well as proceeds related to the divestitures of the Pembina Area Landfill and the mobile industrial health business, offset by increased additions to property, plant and equipment

Cash used for financing activities in the first nine months of 2010 was $34.9 million compared with cash from financing activities of $2.2 million in the first nine months of 2009. The change was primarily the result of (i) net proceeds of $292.1 million from the August 2009 issuance of senior secured notes, offset by the payment on debt acquired related to the 2009 acquisitions of EnviroSORT Inc. and Eveready and (ii) the difference between the redemption of debt amounts between years.

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

Financing Arrangements

On September 28, 2010, we redeemed $30.0 million (10% of the total of $300.0 million then outstanding) of our 7.625% senior secured notes in accordance with the terms of the notes. The notes permit management, at any time prior to August 15, 2012, but not more than once in any twelve-month period, to make an optional redemption of up to $30.0 million at a redemption price of 103% of the principal amount, plus accrued interest through the redemption date.  The financing arrangements and principal terms of the original $300 million principal amount of senior secured notes and the $120 million revolving credit facility are discussed further in Note 10, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Effective October 1, 2010, the interest rate for borrowings under the revolving credit facility was reduced to either, at our option, (i) LIBOR plus an applicable margin ranging from 2.25% to 2.75% (as compared to 3.25% to 3.75% previously in effect) per annum based on the then level of our fixed charge coverage ratio or (ii) Bank of America, N.A.’s base rate plus an applicable margin ranging from 1.25% to 1.75% (as compared to 2.25% to 2.75% previously in effect) per annum based on such fixed charge coverage ratio, and the fee for outstanding letters of credit was reduced to the applicable reduced LIBOR margin described above.

As of September 30, 2010, we were in compliance with the covenants of our debt agreements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 11, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded $65.6 million of unrecognized tax benefits, including $19.0 million of potential interest and $6.5 million of potential penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of September 30, 2010, our long-term investments included $5.4 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value. During the three-month period ended June 30, 2010, we liquidated $1.3 million of auction rate securities at par.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of September 30, 2010, we have recorded an unrealized pre-tax loss of $0.3 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at September 30, 2010 (in thousands):

Scheduled Maturity Dates	Three Months Remaining 2010	2011	2012	2013	2014	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$263,799	$263,799
Capital lease obligations	3,277	5,995	3,366	1,844	1,444	172	16,098
	$3,277	$5,995	$3,366	$1,844	$1,444	$263,971	$279,897
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

In addition to the fixed rate borrowings described in the above table, we had at September 30, 2010 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $120.0 million (with a $110.0 million sub-limit for letters of credit).

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2010, the Canadian subsidiaries transacted approximately 3.6% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $0.8 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively.  Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $3.3 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, $5.4 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A—Risk Factors

During the nine months ended September 30, 2010, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Securities—None.

Item 4—Reserved

Item 5—Other Information—None.

Item 6—Exhibits

Item No.	Description	Location

4.33D

Amendment No. 2 dated as of October 1, 2010 to Second Amended and Restated Credit Agreement by and among Clean Harbors, Inc., as the Borrower, Bank of America, N.A., and the other Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders

Filed herewith

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith

32	Section 1350 Certifications	Filed herewith

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

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

Date: November 5, 2010

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and Chief Financial Officer

Date: November 5, 2010